Form 10-K405
period 2001-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2002-02-26
CIK 1143068, 54476

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES
                  EXCHANGE ACT OF 1934

       For the fiscal year ended DECEMBER 31, 2001

                           or

 [  ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______ to _______

		     REGISTRANT, STATE OF          I.R.S. EMPLOYER
   COMMISSION            INCORPORATION,             IDENTIFICATION
   FILE NUMBER    ADDRESS AND TELEPHONE NUMBER          NUMBER

    03-33207          GREAT PLAINS ENERGY             43-1916803
                          INCORPORATED
                    (A Missouri Corporation)
                       1201 Walnut Street
                  Kansas City, Missouri  64106
                         (816) 556-2200

      1-107        KANSAS CITY POWER & LIGHT          44-0308720
                            COMPANY
                    (A Missouri Corporation)
                       1201 Walnut Street
                  Kansas City, Missouri  64106
                         (816) 556-2200

EACH OF THE FOLLOWING CLASSES OR SERIES OF SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT IS REGISTERED ON THE NEW YORK STOCK EXCHANGE:


        REGISTRANT                   TITLE OF EACH CLASS

  Great Plains Energy    Cumulative Preferred  Stock  par 	3.80%
  Incorporated           value $100 per share
                         Cumulative Preferred  Stock  par 	4.50%
                         value $100 per share
                         Cumulative Preferred  Stock  par 	4.35%
                         value $100 per share
                         Common Stock without par value

Securities registered pursuant to Section 12(g) of the Act:  None.

======================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to the Form 10-K.        X
                           _________________

On February 21, 2002, Great Plains Energy Incorporated had 61,873,052 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of Great Plains Energy Incorporated (based upon the closing price of the Company's common stock on the New York Stock Exchange on February 21, 2002) was approximately $1,567,357,394.
                           _________________

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Proxy Statement of GREAT PLAINS ENERGY INCORPORATED to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.
______________________________________________________________________

                           TABLE OF CONTENTS

                                                                PAGE
                                                               NUMBER

         Cautionary Statements Regarding Forward-Looking            ii
         Information

         Glossary of Terms                                         iii

                                PART I


Item 1   Business                                                    1

Item 2   Properties                                                  9

Item 3   Legal Proceedings                                          10

Item 4   Submission of Matters to a Vote of Security Holders        11

                               PART II


Item 5   Market for Registrant's Common Equity and Related          11
         Stockholder Matters

Item 6   Selected Financial Data                                    12

Item 7   Management's Discussion and Analysis of Financial          13
         Condition and Results of Operation

Item 7A  Quantitative and Qualitative Disclosures About             32
         Market Risks

Item 8   Financial Statements and Supplementary Data                34

Item 9   Changes in and Disagreements With Accountants on           86
         Accounting and Financial Disclosure

                               PART III

Item 10  Directors and Executive Officers of the Registrants        86

Item 11  Executive Compensation                                     86

Item 12  Security Ownership of Certain Beneficial Owners and        86
         Management

Item 13  Certain Relationships and Related Transactions             86

                               PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports       87
         on Form 8-K

Great Plains Energy Incorporated and Kansas City Power & Light Company separately file this combined Form 10-K. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

  CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

STATEMENTS MADE IN THIS REPORT THAT ARE NOT BASED ON HISTORICAL FACTS ARE FORWARD-LOOKING, MAY INVOLVE RISKS AND UNCERTAINTIES, AND ARE INTENDED TO BE AS OF THE DATE WHEN MADE. IN CONNECTION WITH THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE REGISTRANTS ARE PROVIDING A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM PROVIDED FORWARD-LOOKING INFORMATION. THESE IMPORTANT FACTORS INCLUDE:

-    FUTURE ECONOMIC CONDITIONS IN THE REGIONAL, NATIONAL AND
     INTERNATIONAL MARKETS
-    STATE, FEDERAL AND FOREIGN REGULATION
-    WEATHER CONDITIONS INCLUDING WEATHER-RELATED DAMAGE
-    COST OF FUEL
-    FINANCIAL MARKET CONDITIONS INCLUDING, BUT NOT LIMITED TO,
     CHANGES IN INTEREST RATES
-    INFLATION RATES
- INCREASED COMPETITION INCLUDING, BUT NOT LIMITED TO, THE DEREGULATION OF THE ELECTRIC UTILITY INDUSTRY AND THE ENTRY OF NEW COMPETITORS
-    ABILITY TO CARRY OUT MARKETING AND SALES PLANS
-    ABILITY TO ACHIEVE GENERATION PLANNING GOALS AND THE OCCURRENCE
     OF UNPLANNED GENERATION OUTAGES
-    NUCLEAR OPERATIONS
-    ABILITY TO ENTER NEW MARKETS SUCCESSFULLY AND CAPITALIZE ON
     GROWTH OPPORTUNITIES IN NONREGULATED BUSINESSES
-    ADVERSE CHANGES IN APPLICABLE LAWS, REGULATIONS OR RULES
     GOVERNING ENVIRONMENTAL REGULATIONS (INCLUDING AIR QUALITY), TAX OR ACCOUNTING MATTERS
-    DELAYS IN THE ANTICIPATED IN-SERVICE DATES OF ADDITIONAL
     GENERATING CAPACITY
-    PERFORMANCE OF PROJECTS UNDERTAKEN BY OUR NON-REGULATED
     BUSINESSES AND THE SUCCESS OF EFFORTS TO INVEST IN AND DEVELOP NEW OPPORTUNITIES
-    AVAILABILITY AND COST OF CAPITAL AND
-    OTHER RISKS AND UNCERTAINTIES.

THIS LIST OF FACTORS IS NOT ALL-INCLUSIVE BECAUSE IT IS NOT POSSIBLE TO PREDICT ALL POSSIBLE FACTORS.

                           GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

ABBREVIATION OR ACRONYM                        DEFINITION

APB                   Accounting Principles Board
CLEAN AIR ACT         Clean Air Act Amendments of 1990
CO2                   Carbon Dioxide
CONSOLIDATED KCP&L    KCP&L and its subsidiary HSS
DIP                   Debtor-in-Possession
DTI                   DTI Holdings, Inc. and its subsidiary Digital
                      Teleport Inc.
DOE                   Department of Energy
EIRR bonds	      Environmental Improvement Revenue Refunding bonds
EPA                   Environmental Protection Agency
EPS                   Earnings per share
FASB                  Financial Accounting Standards Board
FERC                  Federal Energy Regulatory Commission
GAAP                  Generally Accepted Accounting Principles
IBEW                  International Brotherhood of Electrical Workers
IOUS                  Investor owned utilities
GPP                   Great Plains Power Incorporated, a subsidiary of
                      Great Plains Energy Incorporated
HSS                   Home Service Solutions Inc., a subsidiary of
                      KCP&L
KCC                   The State Corporation Commission of the State of
                      Kansas
KCP&L                 Kansas City Power & Light Company, a regulated
                      electric utility subsidiary of Great Plains
                      Energy Incorporated
MACT                  Maximum Achievable Control Technology
MISO                  Midwest Independent System Operator
MPSC                  Missouri Public Service Commission
MW                    Megawatt
NEIL                  Nuclear Electric Insurance Limited
NOX                   Nitrogen Oxide
NRC                   Nuclear Regulatory Commission
PCBS                  Polychlorinated biphenyls
PUHCA                 Public Utility Holding Company Act of 1935
RSAE                  R.S. Andrews Enterprises, Inc. a consumer
                      services company in which HSS owns a 72% equity
                      interest
RTO                   Regional Transmission Organization
SEC                   Securities and Exchange Commission
SPP                   Southwest Power Pool
SFAS                  Statement of Financial Accounting Standards
SUPERFUND LAW         Federal Comprehensive Environmental Response,
                      Compensation and Liability Act
WCNOC                 Wolf Creek Nuclear Operating Corporation

                                PART I

ITEM 1.     BUSINESS

ORGANIZATION

On October 1, 2001, Great Plains Energy Incorporated (Great Plains Energy), a Missouri corporation incorporated in 2001, became the sole owner of all the common stock of Kansas City Power & Light Company (KCP&L), a public utility subsidiary. As a result of this ownership, Great Plains Energy is considered a utility holding company registered with and subject to the regulation of the Securities Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Great Plains Energy does not own or operate any
significant assets other than the stock of its subsidiaries.   Other
wholly-owned subsidiaries in addition to KCP&L are KLT Inc. and Great Plains Power Incorporated (GPP).

KCP&L, incorporated in Missouri in 1922, engages in the generation, transmission, distribution and sale of electricity. KCP&L, headquartered in downtown Kansas City, Missouri, has approximately 474,000 customers located in all or portions of 23 counties in western Missouri and eastern Kansas. KCP&L contributed approximately 66% of Great Plains Energy's revenue in 2001. About 58% of KCP&L's retail revenues in 2001 were from Missouri customers and the remainder from Kansas customers. Customers included approximately 419,000 residences, 53,000 commercial firms, and 2,000 industrials, municipalities and other electric utilities. Retail electric revenues accounted for approximately 90% of KCP&L's total electric revenues in 2001. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues.

KCP&L is regulated by the Public Service Commission of the State of Missouri (MPSC), the State Corporation Commission of the State of Kansas (KCC), the Federal Energy Regulatory Commission (FERC), the Nuclear Regulatory Commission (NRC) and certain other governmental regulatory bodies as to various phases of its operations, including rates, service, safety and nuclear plant operations, environmental matters and issuances of securities. KCP&L's retail electric rates are set by the MPSC and the KCC. KCP&L currently has no rate proceeding pending in either state; however, the moratorium on rate changes in Missouri will expire on March 1, 2002. KCP&L is also subject to regulation as a subsidiary of a registered holding company under PUHCA.

KLT Inc., formed in 1992, is an investment company that holds interests in three primary unregulated energy-related businesses: KLT Energy Services Inc., KLT Gas Inc., and KLT Telecom Inc. See further information appearing in "Unregulated Businesses" on page 5. KLT Inc. was transferred to Great Plains Energy by KCP&L in connection with the corporate reorganization on October 1, 2001. KLT Inc. contributed approximately 29% of Great Plains Energy's revenues in 2001.

GPP, formed in 2001, is focusing on the development, production and trading of wholesale electric capacity and energy. GPP has made no investments to date.

Financial information regarding Great Plains Energy's operating segments is contained in "Notes to Consolidated Financial Statements" "Note 9" on page 67.

CURRENT DEVELOPMENTS

The electric utility industry in our twenty-three county service territory has been relatively stable for many years. In recent years there have been a number of developments in the industry aimed at restructuring and increasing competition. These initiatives have not been adopted in the states of Missouri and Kansas. In many parts of the country, generating assets have become deregulated with power sold to utilities on a competitive basis, transmission assets have become subject to the control of an independent system operator anddistribution systems have remained regulated. We believe that our current holding company structure, combined with the formation of GPP, positions us to operate successfully in the changing environment. We are supporting legislation in Missouri that would allow utilities to transfer generation assets to affiliated generating companies such as GPP. Great Plains Energy is also supporting the proposed federal comprehensive energy legislation and the repeal of PUHCA.

The FERC recently ordered investor owned utilities to join a Regional Transmission Organization (RTO) by December 19, 2001. In the last open meeting held in 2001, FERC lifted this deadline and has not set another. Investor owned utilities (IOUs) are still encouraged to join a RTO, and FERC requires this membership for market based rate authority. KCP&L is involved with the development and is positioned to become a member of a Midwest RTO that would result from the consolidation of the Midwest Independent System Operator and the Southwest Power Pool.

CAPITAL PROGRAM AND FINANCING

For information on the Company's capital program and financial needs, see Item 7 "Management's Discussion and Analysis of Financial
Conditions and Results of Operations" "Capital Requirements and
Liquidity" on page 27 and "Notes to Consolidated Financial Statements" "Notes 12 and 13" on page 72.

REGULATED BUSINESS

The following describes KCP&L's regulated electric utility operations and activities which is Great Plains Energy's primary business segment.

    FUEL SUPPLY

KCP&L's principal sources of fuel for electric generation are coal and nuclear fuel. KCP&L expects to satisfy about 97% of the 2002 fuel requirements from these sources with the remainder provided by natural gas, oil and steam. The 2001 and estimated 2002 fuel mix, based on total Btu generation, are as follows:

                                        Estimated
                          FUEL    2001    2002
                          ----    ----    ----
                         Coal      69%     74%
                         Nuclear   28%     23%
                         Other      3%      3%

       COAL

KCP&L's average cost per million Btu of coal burned, excluding fuel handling costs, was $0.84 in 2001, $0.85 in 2000, and $0.82 in 1999.

During 2002, approximately 11.2 million tons of coal are projected to be burned at KCP&L's generating units including jointly owned units. This amount reflects increased coal use in 2002 due to the completion in June 2001 of the new 650 mw Hawthorn 5 unit. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates in 2002 and 2003, will satisfy approximately 95% of the projected coal requirements for 2002 and 40% for 2003.

       NUCLEAR

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for the Wolf Creek Generating Station (Wolf Creek). WCNOC has on hand or under contract 83% of the uranium required to operate Wolf Creek through March 2005. The balance is expected to be obtained through contract and spot market purchases.

As of December 31, 2001, KCP&L's portion of Wolf Creek nuclear fuel contracts included costs of $22.7 million for enrichment through 2006, $57.5 million for fabrication through 2025 and $3.8 million for uranium and conversion through 2003.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy
(DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. We cannot predict when a permanent disposal site may be available. Wolf Creek has recently completed an on-site storage facility that is expected to hold all spent fuel generated at the plant through the end of its licensed life in 2025.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated the development of low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in Nebraska to locate a disposal facility. Nebraska officials opposed the facility and Nebraska has given notice of withdrawal from the Compact. Currently, the low-level waste from Wolf Creek is being processed and disposed of in other federally-approved facilities.

       PURCHASED POWER

At times, KCP&L purchases power to meet the requirements of its customers. While we believe we can obtain enough purchased power to meet any future needs, price and availability of the purchases may be significantly impacted during periods of excessive demand.

    ENVIRONMENTAL MATTERS

KCP&L's operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters. The generation and transmission of electricity produces and requires disposal of certain hazardous products which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse affect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities at a significant cost. Expenditures made in 2001 to comply with environmental laws and regulations were not material in amount and are not expected to be material in the upcoming years with the exception of the issues discussed below.

       AIR

       MONITORING EQUIPMENT AND CERTAIN AIR TOXIC SUBSTANCES

In July 2000, the National Research Council published its findings of a study under the Clean Air Act Amendments of 1990 (The Clean Air Act) which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the United States Environmental Protection Agency
(EPA) announced it would propose Maximum Achievable Control Technology
(MACT) requirements to reduce mercury emissions by December 2003 and issue final rules by December 2004. KCP&L cannot predict the likelihood or compliance costs of such regulations.

       AIR PARTICULATE MATTER

In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. The Appeals Court has not rendered a decision, and the new particulate standards have not been finalized. Without implementation of the regulations, the outcome cannot be determined, but the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

       NITROGEN OXIDE

The EPA announced in 1998 regulations implementing reductions in NOx emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCP&L's Missouri coal-fired plants by the year 2003.

In December 1998, KCP&L and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program based on the 1-hour NOx standard. On March 3, 2000, a three-judge panel of the District of Columbia Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA, stating the EPA failed to prove that fossil plants in the western part of Missouri significantly contribute to ozone formation in downwind states. On March 5, 2001, the U.S. Supreme Court denied certiorari, making the decision of the Court of Appeals final. This decision will likely delay the implementation of new NOx regulations by the EPA in the western portion of Missouri for some time.

If required to be implemented, KCP&L would need to incur significant capital costs, purchase power or purchase NOx emission allowances. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year.
KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

       CARBON DIOXIDE

At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the United States, agreed to a treaty (Kyoto Protocol) that would require a seven percent reduction in United States carbon dioxide (CO2) emissions below 1990 levels. Although the United States agreed to the Kyoto Protocol, the treaty has not been sent to Congress for ratification. The financial impact on KCP&L of future requirements in the reduction of CO2 emissions cannot be determined until specific regulations are adopted.

UNREGULATED BUSINESSES

The following describes the operations and activities of our unregulated subsidiaries. For further information, see Item 7
"Management's Discussion and Analysis of Financial Conditions and
Results of Operations".

KLT Inc. has five wholly-owned direct subsidiaries:

    - KLT ENERGY SERVICES INC. is an investor in companies which provide products and services to commercial and industrial customers to control the amount, cost and quality of electricity.

          KLT Energy Services Inc. has a majority interest in Strategic Energy, L.L.C., an energy services provider that supplies electricity to retail end-users in deregulated markets. Strategic Energy currently acts as an energy manager to approximately 19,500 commercial and small manufacturing accounts in Pennsylvania, Ohio, Texas, New York, Massachusetts and California.

    - KLT GAS INC., headquartered in Houston, Texas, is an investor in natural gas producing properties and companies.

          KLT Gas Inc. is primarily focused on creating value through early stage coal bed methane property discovery, development and divestiture. As of December 31, 2001, it directly owned over 250,000 net mineral acres of coal bed methane properties primarily in Wyoming, Colorado, Nebraska and Kansas. FAR Gas Acquisitions Corporation, a wholly-owned subsidiary of KLT Inc. Gas Inc., holds limited partnership interests in coal bed methane gas well properties.

    - KLT TELECOM INC. is an investor in communications and information technology.

          KLT Telecom's primary investment is an 84% ownership of DTI Holdings, Inc., the parent company of Digital Teleport, Inc.
          (DTI). DTI is a facilities-based telecommunications company based in St. Louis, Missouri, that focuses on providing access and connectivity to underserved secondary and tertiary markets. On December 31, 2001, DTI filed voluntary petitions for reorganization under Chapter 11 of the U.S. bankruptcy code, and DTI continues to conduct its business operations while it restructures its financial obligations. See further information appearing in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" "Subsidiary of KLT Telecom Files for Bankruptcy - DTI" on page 23.

    - KLT INVESTMENTS INC. is a passive investor in affordable housing investments that generate tax credits.

    - KLT INVESTMENTS II INC. is a passive investor in economic and community-development and energy-related projects.

KCP&L has one unregulated wholly-owned subsidiary, Home Service Solutions Inc. (HSS), which has invested in two companies. See information appearing in Item 7. "Management's Discussion and Analysis of Financial Conditions and Results of Operations", "HSS Operations" on page 21.

    - R. S. ANDREWS ENTERPRISES, INC. (RSAE), headquartered in Atlanta, Georgia, provides energy-related residential services. HSS increased its ownership interest in RSAE from 49% in 2000 to 72% in 2001.

    - WORRY FREE SERVICE, INC., a participant in electrical and energy-related services to residential users (owned 100% by HSS).

EMPLOYEES

On December 31, 2001, Great Plains Energy and its wholly-owned subsidiaries had 2,258 employees. Of this number, 2,248 were employees of KCP&L and 10 were employees of KLT Inc. Of the KCP&L employees, 1,397 were represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (which expires March 31, 2002), with Local 1464, representing outdoor workers (which expires January 31, 2003), and with Local 412, representing power plant workers (which expires February 29, 2004).

EXECUTIVE OFFICERS OF THE REGISTRANTS

								Year
                                                              Assumed
                                                               First
                                                              Officer
         Name           Age     Positions Currently Held     Position
	 ----           ---  ------------------------------  --------

Bernard J. Beaudoin      61  Chairman of the Board,             1984
                             President and Chief
                             Executive Officer -  Great
                             Plains Energy Incorporated

                             Chairman of the Board,
                             President and Chief
                             Executive Officer -
                             Kansas City Power & Light
                             Company

                             Chairman of the Board -
                             Great Plains Power
                             Incorporated

Andrea F. Bielsker       43  Vice President -  Finance,         1996
                             Chief Financial Officer
                             and Treasurer -  Great
                             Plains Energy Incorporated

                             Vice President -  Finance,
                             Chief Financial Officer
                             and Treasurer -  Kansas
                             City Power & Light Company

Frank L. Branca          54  Vice President -                   1989
                             Generation Services -
                             Kansas City Power & Light
                             Company

                             President -  Kansas City
                             Power & Light Company
                             Power Division

John J. DeStefano        52  Vice President -                   1989
                             Finance -  Great Plains
                             Power Incorporated

William H. Downey(1)     56  Executive Vice President -         2000
                             Great Plains Energy
                             Incorporated

                             President -  Kansas City
                             Power & Light Company
                             Delivery Division

Stephen T. Easley(2)     46  President and Chief                2000
                             Executive Officer -  Great
                             Plains Power Incorporated

William P. Herdegen III(3) 47  Vice President -                   2001
                             Distribution Operations -
                             Kansas City Power & Light
                             Company Delivery Division

Jeanie S. Latz           50  Senior Vice President -            1991
                             Corporate Services and
                             Secretary - Great Plains
                             Energy Incorporated

                             Secretary - Kansas City
                             Power & Light Company

Nancy J. Moore           52  Vice President - Customer          2000
                             Services - Kansas City
                             Power & Light Company
                             Delivery Division

Douglas M. Morgan        59  Vice President -                   1994
                             Information Technology and
                             Support Services - Great
                             Plains Energy Incorporated

Brenda Nolte(4)          49  Vice President - Public            2000
                             Affairs - Great Plains
                             Energy Incorporated

----------

(1) MR. DOWNEY WAS PRESIDENT OF UNICOM ENERGY SERVICES COMPANY INC. FROM 1997-1999; AND VICE PRESIDENT OF COMMONWEALTH EDISON COMPANY FROM 1992-1999.

(2) MR. EASLEY WAS DIRECTOR OF CONSTRUCTION AT KCP&L FROM OCTOBER 1999-APRIL 2000; ASSISTANT TO THE CHIEF FINANCIAL OFFICER AT KCP&L IN 1999; AND VICE PRESIDENT, BUSINESS DEVELOPMENT AMERICAS WITH KLT POWER INC. FROM MARCH 1996-NOVEMBER 1998.

(3) MR. HERDEGEN WAS CHIEF OPERATING OFFICER AT LARAMORE, DOUGLASS AND POPHAM IN 2001 AND VICE PRESIDENT AND DIRECTOR OF UTILITIES PRACTICE AND SYSTEM DEVELOPMENT INTEGRATION, A CONSULTING COMPANY, FROM 1999 TO 2001; AND HELD VARIOUS POSITIONS AT COMMONWEALTH EDISON DURING 1976-1999.

(4) MS. NOLTE WAS VICE PRESIDENT, CORPORATE AFFAIRS, WITH AMC
ENTERTAINMENT FROM 1997-2000; DIRECTOR, CENTER FOR REGIONAL
DEVELOPMENT WITH MIDWEST RESEARCH INSTITUTE IN 1997; AND PUBLIC
AFFAIRS OFFICER WITH PAYLESS CASHWAYS FROM 1987-1997.

Gregory Orman(5)         33  President and Chief                2000
                             Executive Officer KLT Inc.

William G. Riggins       43  General Counsel - Great            2000
                             Plains Energy Incorporated

Neil A. Roadman          56  Controller - Great Plains          1980
                             Energy Incorporated

                             Controller - Kansas City
                             Power & Light Company

Richard A. Spring        47  Vice President -                   1994
                             Transmission Services -
                             Kansas City Power & Light
                             Company Delivery Division

Andrew B. Stroud, Jr.(6) 43  Vice President - Human             2001
                             Resources - Great Plains
                             Energy Incorporated

Bailus M. Tate           55  Vice President -                   1994
                             Administration - Kansas
                             City Power & Light Company
                             Power Division

All of the above individuals have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine.

------------

(5) MR. ORMAN WAS PRESIDENT AND CHIEF EXECUTIVE OFFICER CUSTOM ENERGY LLC FROM 1997 TO 1999; AND CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF ENVIRONMENTAL LIGHTING CONCEPTS INC. FROM 1994-1997.

(6) MR. STROUD WAS VICE PRESIDENT-GLOBAL HUMAN RESOURCES OF EVENFLO COMPANY, INC. IN 2000-2001; AND HELD VARIOUS MANAGEMENT POSITIONS AT PEPSICO DURING 1991-2000.

ITEM 2.            PROPERTIES

KCP&L GENERATION RESOURCES

KCP&L's generating facilities consist of the following:

                                             Estimated
                                                 2002
                                              Megawatt
                                    Year         (mw)    Primary
                     Unit        Completed    Capacity     Fuel
		     ----        ---------    --------   -------
Existing Units
   Base Load  Wolf Creek(a)          1985       550(b)   Nuclear
              Iatan                  1980       469(b)      Coal
              LaCygne 2              1977       337(b)      Coal
              LaCygne 1              1973       344(b)      Coal
              Hawthorn 9(c)          2000       137          Gas
              Hawthorn 6(d)          1997       132          Gas
              Hawthorn 5(e)          1969       575         Coal
              Montrose 3             1964       176         Coal
              Montrose 2             1960       164         Coal
              Montrose 1             1958       170         Coal
   Peak Load  Hawthorn 8(d)          2000        77          Gas
              Hawthorn 7(d)          2000        77          Gas
              Northeast 13 and       1976       114          Oil
              14(d)
              Northeast 17 and       1977       117          Oil
              18(d)
              Northeast 15 and       1975       116          Oil
              16(d)
              Northeast 11 and       1972       111          Oil
              12(d)
              Northeast  Black       1985         2          Oil
              Start Unit
              Grand Avenue (2       1929 &       65          Gas
              units)                 1948     -----
              Total                           3,733
					      =====
____________

(a) This unit is one of KCP&L's principal generating facilities and has the lowest fuel cost of any of its generating facilities. An extended shutdown of the unit could have a substantial adverse effect on the operations of KCP&L and its financial condition.
(b)  KCP&L's share of jointly-owned unit.
(c)  Heat Recovery Steam Generator portion of combined cycle.
(d)  Combustion turbines.
(e) On February 17, 1999, an explosion occurred at the Hawthorn Generating Station. The station returned to commercial operation on June 20, 2001.

KCP&L's maximum system net hourly summer peak load of 3,374 mw occurred on August 28, 2000. The maximum winter peak load of 2,382 mw occurred on December 18, 2000.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri) and two Grand Avenue Station turbine generators (Jackson County, Missouri). KCP&L also owns 50% of the 688-mw LaCygne 1 Unit and 674-mw LaCygne 2 Unit in Linn County, Kansas; 70% of the 670-mw Iatan Station in Platte County, Missouri; and 47% of the 1,170 mw Wolf Creek in Coffey County, Kansas.

KCP&L TRANSMISSION AND DISTRIBUTION RESOURCES

KCP&L's electric transmission system interconnects with systems of other utilities to permit bulk power transactions with other electricity suppliers. KCP&L owns approximately 1,700 miles of transmission lines, approximately 8,900 miles of overhead distribution lines, and approximately 3,400 miles of underground distribution lines. KCP&L has all the franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

KCP&L GENERAL

KCP&L's principal plants and properties, insofar as they constitute real estate, are owned in fee simple; certain other facilities are located on premises held under leases, permits or easements; and its electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage
Indenture and Deed of Trust dated as of December 1, 1986.

KLT GAS INC.

As of December 31, 2001, KLT Gas Inc. owned approximately 250,000 net mineral acres in Wyoming, Colorado, Texas, Kansas and Nebraska. KLT Gas Inc. has completed four pilots and is currently production testing these prospects to determine their economic viability. Subsequent to year-end, KLT Gas Inc. acquired additional mineral leases covering approximately 18,000 net acres in Colorado thereby establishing a new prospect area. KLT Gas Inc. expects to begin testing this prospect by year-end.

ITEM 3.     LEGAL PROCEEDINGS

PATRICIA S. LANG, ET AL. ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. KANSAS CITY POWER & LIGHT COMPANY. On October 8, 1999, a First Amended Class Action Complaint was filed against KCP&L in the United States District Court, Western District of Missouri (the Court) by Patricia Lang (the Plaintiff). The complaint, filed as a class action on behalf of Plaintiff and all other current and former African American employees, alleged that Plaintiff and the members of the proposed class were subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly or less qualified Caucasian employees, and were disciplined and/or terminated for complaining about allegedly racially
discriminatory practices by KCP&L.   The complaint sought a monetary
award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction to prohibit KCP&L from retaliating against the litigants and to continue court monitoring of KCP&L's compliance with anti-discrimination laws. On March 1, 2001, the Court denied Plaintiff's motion to certify a class action of African-American employees in the race discrimination case. The Plaintiff appealed this decision and on April 10, 2001, the United States Court of Appeals for the 8th Circuit (the 8th Circuit Court of Appeals) denied the appeal. On January 11, 2002, the Court dismissed Plaintiff's individual case on summary judgment. On February 8, 2002, Plaintiff appealed both the decision dismissing her individual case on summary judgment and the order denying her motion for class certification to the 8th Circuit Court of Appeals.

DTI CHAPTER 11 REORGANIZATION PROCEEDINGS

Pending in the United States Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court) is the bankruptcy reorganization proceedings filed on December 31, 2001, by DTI and its Virginia subsidiary in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399.
These proceedings have been consolidated for joint procedural administration. DTI is continuing to conduct its business operations while it restructures its financial obligations. KLT Telecom Inc. is a creditor in the proceedings and has agreed to provide Debtor in Possession financing in amounts up to $5 million to DTI pending approval by the Bankruptcy Court.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

                                PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

GREAT PLAINS ENERGY

Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. Prior to October 1, 2001, the Company was listed on the New York Stock Exchange under the symbol KLT. At December 31, 2001, Great Plains Energy's common stock was held by 18,393 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth below:

                        Common Stock Price Range ($)
		      --------------------------------
                           2000            2001
                      ----------------   -------------
            QUARTER   HIGH       LOW      HIGH    LOW
            -------   ----     -------   -----   -----
            First     29       20.875    27.56   23.60
            Second    28.75    22.50     26.75   23.63
            Third     28.75    23.5625   26.13   23.70
            Fourth    28.1875  23.8125   27.35   23.19


                        COMMON STOCK DIVIDENDS DECLARED
                        -------------------------------
            QUARTER       2000        2001         2002
            -------     ------      -------      ------
            First       $0.415      $0.415       $0.415
            Second       0.415       0.415
            Third        0.415       0.415
            Fourth       0.415       0.415

Great Plains Energy's Articles of Incorporation contain certain restrictions on the payment of dividends on Great Plains Energy's common stock in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

KCP&L

Great Plains Energy holds all the outstanding shares of KCP&L's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                        Year Ended December 31
                             2001(b)  2000(b)  1999(b)  1998(c)  1997(c)
                           (dollars in millions except per share amounts)
Great Plains Energy (a)
Operating revenues           $1,462   $1,116   $  921   $  973   $  917
Income (loss) before
  extraordinary item and
  cumulative effect of
  changes in accounting
  principles (d)             $  (40)  $  129   $   82   $  121   $   77
Net income (loss)            $  (24)  $  159   $   82   $  121   $   77
Basic and diluted earnings
  (loss) per common share
  before extraordinary item
  and cumulative effect of
  changes in accounting
  principles                 $(0.68)  $ 2.05   $ 1.26   $ 1.89   $ 1.18
Basic and diluted earnings
  (loss) per common share    $(0.42)  $ 2.54   $ 1.26   $ 1.89   $ 1.18
Total assets at year end     $3,464   $3,294   $2,990   $3,012   $3,058
Total mandatorily redeemable
  preferred securities       $  150   $  150   $  150   $  150   $  150
Total redeemable preferred
  stock and long-term debt
  (including current
  maturities)                $1,195   $1,136   $  815   $  913   $1,008
Cash dividends per common
  share                      $ 1.66   $ 1.66   $ 1.66   $ 1.64   $ 1.62

Consolidated KCP&L (a)
Operating revenues           $1,351   $1,116   $  921   $  973   $  917
Income before extraordinary
  item and cumulative effect
  of changes in accounting
  principles (d)             $  104   $  129   $   82   $  121   $   77
Net income                   $  120   $  159   $   82   $  121   $   77
Total assets at year end     $3,146   $3,294   $2,990   $3,012   $3,058
Total mandatorily redeemable
  preferred securities       $  150   $  150   $  150   $  150   $  150
Total redeemable preferred
  stock and long-term debt
  (including current
  maturities)                $1,164   $1,136   $  815   $  913   $1,008

(a) Great Plains Energy's consolidated financial statements include consolidated KCP&L, KLT Inc. and GPP. KCP&L's consolidated financial statements include its wholly owned subsidiary HSS. In addition, KCP&L's consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001 formation of the holding company.
(b)  See Management's Discussion for explanation of 2001, 2000 and
     1999 results.
(c) KCP&L incurred significant merger-related costs of $15 million in 1998 and $60 million in 1997. Included in 1997 merger expense is the $53 million payment to UtiliCorp United (UtiliCorp) for terminating the merger with UtiliCorp and agreeing to a merger with Western Resources Inc. Subsequently, the planned merger with Western Resources Inc. was terminated.
(d) In 2001, this amount is before the $15.9 million after taxes extraordinary gain on early extinguishment of debt. For further information, see Note 17 to the consolidated financial statements. In 2000, this amount is before the $30.1 million after taxes cumulative effect of changes in pension accounting. For further information, see
     Note 3 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing.
The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying Financial Statements and Notes. Note 9. Segment and Related Information summarizes the income statement by segment.

Great Plains Energy Incorporated

Effective October 1, 2001, Great Plains Energy became the holding company of the following subsidiaries:

- KCP&L, an integrated electric utility in the states of Missouri and Kansas, focused on providing reliable, low-cost electricity to retail customers;
  - HSS, an unregulated subsidiary of KCP&L, holds investments in businesses primarily in residential services;
- GPP, a competitive generator that will focus on development, production and trading of wholesale electric capacity and energy; and
- KLT Inc., an investment company focusing on energy-related ventures that are unregulated with high growth potential.

Effective October 1, 2001, all outstanding KCP&L shares are exchanged one for one for shares of Great Plains Energy shares. The Great
Plains Energy trading symbol "GXP" replaced the KCP&L trading symbol "KLT" on the New York Stock Exchange.

Great Plains Energy Consolidated Earnings Overview
Great Plains Energy's earnings decreased from $157.1 million, or $2.54 per share in 2000, to a loss of $25.8 million, or $(0.42) per share, in 2001. The decrease is primarily a result of a $195.8 million net write-off related to the bankruptcy filing of DTI as discussed below. The following table provides an overview of the contributions to earnings for the years ended December 31, 2001, 2000 and 1999.

                                          2001      2000      1999
EPS summary

Consolidated KCP&L
  KCP&L, excluding cumulative effect     $ 1.57    $ 0.91     $ 1.34
  Cumulative effect of changes in
    pension accounting                        -      0.49          -
  KCP&L                                    1.57      1.40       1.34
  HSS                                     (0.09)    (0.22)     (0.06)
    Consolidated KCP&L                     1.48      1.18       1.28

KLT Inc.
  Excluding extraordinary item            (2.14)     1.36      (0.02)
  Extraordinary item:
    Early extinguishment of debt           0.26         -          -
    KLT Inc.                              (1.88)     1.36      (0.02)

GPP and other                             (0.02)        -          -

Reported Consolidated EPS                $(0.42)   $ 2.54     $ 1.26


Effective January 1, 2000, KCP&L changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. Accounting principles required KCP&L to record the cumulative effect of these changes increasing 2000 earnings by $30.1 million ($0.49 per share) in 2000. Adoption of the new methods of accounting for pensions could lead to greater fluctuations in pension expense in the future. The portions of the cumulative effect of pension accounting changes attributable to KLT Inc. and HSS are immaterial and, therefore, were not allocated to these subsidiaries.

On February 1, 2001, DTI, an equity investment of KLT Telecom on that date, completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million ($0.26 per share) extraordinary gain on the early extinguishment of debt.

For further discussion regarding each segment's contribution to consolidated EPS, see its respective Earnings Overview section below.

Consolidated KCP&L

The following discussion of KCP&L's results of operations excludes the results of operations for KLT Inc., which was transferred to Great Plains Energy on October, 2001, and discusses HSS separately. KCP&L's Consolidated Income Statement, however, includes KLT Inc.'s results of operations for the nine-months ended September 30, 2001, and HSS' results of operations. Consequently, the KCP&L discussion should be read in conjunction with the information provided in Note 9 of the notes to consolidated financial statements which provides financial information for the relevant periods for KCP&L, HSS and KLT Inc. separately.

KCP&L Operations

KCP&L Business Overview
KCP&L, a regulated utility, consists of two business units - power and delivery.

The power business unit has over 3,700 megawatts of generating capacity. The rebuild of the boiler at Hawthorn No. 5 was completed and the unit was returned to commercial operation on June 20, 2001. During 2001, KCP&L entered into a $200 million, five-year construction and operating lease transaction for five combustion turbines that will add 385 megawatts of peaking capacity. Site preparation will begin in 2002 for the arrival of the first combustion turbine in 2003. The operating lease may be amended to transfer the right to use some or all of the units to GPP. If transferred, a significant portion of the output from some of these units may be sold to KCP&L.

The delivery business unit consists of transmission and distribution facilities that serve over 474,000 customers as of December 31, 2001. Load growth increased annually by approximately 2.0% to 2.5% through increased customer usage and additional customers. Rates charged for electricity are below the national average and its reliability of service is above the national average.

KCP&L is regulated and follows SFAS No. 71, which applies to regulated entities with rates that are designed to recover the costs of providing service. Accordingly, KCP&L defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If SFAS No. 71 were not applicable, regulatory assets would be written off. At December 31, 2001, KCP&L had $124.4 million of unamortized regulatory assets.

KCP&L had an obligation, under FERC Order 2000, to join a FERC approved RTO by December 19, 2001. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. However, during the fourth quarter of 2001, the FERC lifted its deadline and has not yet set another. KCP&L is a member of the SPP. In July 2001, the FERC rejected the SPP RTO proposal. On December 19, 2001, the FERC approved the RTO proposal submitted by the MISO. The SPP and the MISO announced plans to consolidate the two organizations to create a larger Midwestern RTO based on the December ruling. The SPP and the MISO will vote on this consolidation in the first quarter of 2002. The Midwestern RTO, a non-profit organization, would operate in twenty states and one Canadian province.

KCP&L Earnings Overview
KCP&L contributed EPS of $1.57 for 2001, compared to $0.91 for 2000, excluding the cumulative effect of changes in pension accounting, and $1.34 for 1999. The following table and discussion highlight significant factors affecting the changes in KCP&L's EPS contribution for the periods indicated.

                                                    2001         2000
                                                  compared     compared
                                                     to           to
                                                    2000         1999

 Revenue, net of fuel and purchased power expense   $ 0.45     $ 0.19
 Replacement power insurance                          0.04      (0.04)
 Other operation and maintenance expense,
   including administrative and general expenses      0.13      (0.30)
 Increased depreciation                              (0.12)     (0.06)
 Receivables write-off of one of KCP&L's major
   customers                                          0.02      (0.04)
 Increased interest charges                          (0.15)     (0.06)
 Proposed IRS adjustment regarding
   corporate owned life insurance (see Note 18 to
   the consolidated financial statements)             0.21      (0.21)
 Other                                                0.08       0.09
   Total                                            $ 0.66     $(0.43)

KCP&L's EPS contributions in 2001 compared to 2000 and 2000 compared to 1999 were impacted significantly by the Hawthorn No. 5 boiler explosion in February 1999, the rebuild of the unit and its subsequent return to commercial operation in June 2001. One of KCP&L's major customers closed its Kansas City plant in 2001. Warmer summer weather and colder winter weather in 2000 compared to 1999, partially offset by costly purchased power during the July 1999 heat storm, resulted in increased EPS in 2000.

KCP&L Megawatt-hour (mwh) Sales and Electric Sales Revenues
                                         2001                2000
                                      compared to         compared to
                                         2000                1999
                                    Mwh     Revenues     Mwh     Revenues
Retail Sales:                           (revenue change in millions)
  Residential                        -      $  (3.3)     10  %   $  28.0
  Commercial                         2  %       5.6       7  %      19.2
  Major industrial customer        (84) %     (22.9)     (6) %       7.5
  Industrial - other                (3) %      (0.8)      1  %       0.3
  Other                              3  %       0.1       9  %       0.4
    Total retail                    (3) %     (21.3)      6  %      55.4
Sales for resale:
  Bulk power sales                 116  %      35.1     (25) %      (5.6)
  Other                             (3) %      (0.3)      4  %       0.4
    Total                            9  %      13.5       2  %      50.2
  Other revenues                                2.0                  4.4
KCP&L electric sales revenues                $ 15.5               $ 54.6

Excluding the impact of the loss of one of KCP&L's major industrial customers, retail revenues and mwh sales remained relatively consistent in 2001 compared to 2000. Extremely mild weather during the second half of 2001 more than offset the colder winter and warmer spring and early summer weather experienced in the first half of 2001 and continued load growth. Load growth is a result of higher usage-per-customer and the addition of new customers. The average number of both residential and commercial customers increased about 2% in 2001 as compared to 2000. The major industrial customer declared bankruptcy on February 7, 2001 and closed its Kansas City, Missouri facilities on May 25, 2001. Less than 1% of revenues include an automatic fuel adjustment provision.

In 2000, retail revenues reached their highest level in KCP&L's history. Retail mwh sales increased in 2000 compared to 1999 primarily due to the impacts of weather and continued load growth. Although mwh sales for a major industrial customer discussed above decreased in 2000 compared to 1999, revenues increased because KCP&L was able to pass through its higher costs of fuel and purchased power under a contract with the customer.

In 1999, the MPSC approved a stipulation and agreement that called for KCP&L to reduce its annual Missouri electric revenues by 3.2%, or about $15 million effective March 1, 1999.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The significant increase in bulk power mwh sales in 2001 compared to 2000 was primarily attributable to the return of Hawthorn No. 5 to commercial operation in June 2001. The average price per mwh of bulk power sales decreased 7% in 2001 compared to 2000, partially offsetting the effect of the increased bulk power mwh sales on revenues.

The unavailability of Hawthorn No. 5 contributed to decreased bulk power mwh sales of 25% in 2000 compared to 1999. However, the average price per mwh of bulk power sales in 2000 increased 17% from 1999, partially offsetting the effect of lower bulk power mwh sales on revenues.

KCP&L Fuel and Purchased Power
Fuel costs increased $10.7 million in 2001 compared to 2000 primarily due to a 14% increase in mwh's generated partially offset by a 9% reduction in the fuel cost per mmBtu. The increase in mwh's generated is primarily due to Hawthorn No. 5, a coal-fired unit, returning to operation in June 2001 and the impact of the scheduled 2000 outage at Wolf Creek, a nuclear unit. The additional availability of these two units in 2001 decreased the need for generation from natural gas and oil-fired units. Coal and nuclear fuel have a significantly lower cost per mmBtu than natural gas and oil.

Fuel costs increased by $23.8 million in 2000 compared to 1999 primarily due to the addition of gas-fired generation and higher costs per mmBtu of natural gas and oil. In 2000, KCP&L added 294 megawatts of natural gas-fired generation with the completion of Hawthorn Nos. 7, 8 and 9. This increase in generation capacity replaced more expensive purchased power contracts. In addition, the price of natural gas and oil increased considerably in 2000 resulting in a $13 million increase in 2000 fuel cost, compared to 1999.

In both 2001 and 2000, fossil plants represented about 70% of total generation and the nuclear plant about 30%. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2003. KCP&L's procurement strategies continue to provide delivered coal costs below the regional average.

Purchased power expenses decreased $40.5 million in 2001 compared to 2000 primarily due to a 38% decrease in mwh's purchased in 2001 compared to 2000. The decrease in mwh's purchased was primarily due to the increased availability of KCP&L's generating units during 2001 compared to 2000. Increased generation capacity also allowed KCP&L to reduce its cost of purchased capacity by $7.6 million in 2001 as compared to 2000. In addition, purchased power average prices were down 4% in 2001 compared to 2000. However, the cost per mwh for purchased power is still significantly higher than the fuel cost per mwh of coal and nuclear generation.

Purchased power expenses increased $11.0 million in 2000 compared to 1999 primarily due to the unavailability of Hawthorn No. 5 and higher customer demand. In addition, excluding the impact of the July 1999 heat storm, the cost per mwh of purchased power increased by 66% in 2000 from 1999 resulting in higher purchased power energy costs.

KCP&L Other (including operating, maintenance and general taxes) KCP&L's other expenses decreased $17.3 million in 2001 compared to 2000 primarily due to the following:
- replacement power insurance was not necessary for the summer months of 2001 because of the availability of Hawthorn No. 5;
- less customer information system software consulting in 2001;
- less advertising in 2001;
- reduced compensation expense;
- decreased net periodic pension cost of approximately $5 million.

KCP&L's pension benefit accounting principles, as discussed in Note 3 to the consolidated financial statements, can result in large fluctuations in pension expenses. The fair value of the pension plan assets at December 31, 2001, decreased $170 million from the December 31, 2000, plan year. This decrease will cause a reduction in the expected return on plan assets for 2002, which will have a $15 million unfavorable impact on 2002 net periodic benefit cost.

KCP&L's other expenses increased $29.9 million in 2000 compared to 1999 primarily due to the following:
- Production expenses increased because of the cost of replacement power insurance incurred during the summer months of 2000, energy costs incurred during the test runs at Hawthorn Nos. 7, 8 and 9 and increased production training costs. Production expenses also increased due to operating and lease expenses for Hawthorn No. 6, which was placed into commercial operation in July 1999, and higher operating expenses at certain generating units. Partially offsetting this increase was a decrease in operating expenses at the Wolf Creek Generating Station, a nuclear unit.
- Administrative and general expenses increased primarily due to increased salary expenses for implementation of system applications and increased legal costs partially offset by decreased pension expense.
- Production maintenance expenses increased $6.8 million in 2000 primarily due to the timing of scheduled maintenance at KCP&L's generating units.
- Distribution expenses increased primarily due to $3.5 million of costs incurred as a result of July and August 2000 storm damage.
- Expenses decreased about $4 million because of the October 1999 sale of accounts receivable to KCP&L Receivable Corporation and the resulting change in recording bad debt expenses from operating expenses - other to other income and expenses subsequent to the sale.

Depreciation
KCP&L's depreciation expense increased $12.0 million in 2001 compared to 2000 primarily due to the completion of the rebuild of the Hawthorn No. 5 unit, a full year of depreciation during 2001 on the Hawthorn No. 7, 8 and 9 units that were placed in service mid-2000 and depreciation on computer software capitalized during 2001. In addition, in the fourth quarter of 2001, KCP&L began depreciating the Hawthorn No. 6 combustion turbine unit after paying $40.8 million to exercise its purchase option under the previous lease agreement.

KCP&L Interest Charges
KCP&L's interest charges increased $15.3 million in 2001 compared to 2000 primarily because of an increase in long-term debt interest expense and a decrease in the allowance for borrowed funds used during construction, partially offset by a decrease in short-term debt interest expense. KCP&L's interest charges increased $6.4 million in 2000 compared to 1999 primarily because of increased long-term and short-term debt interest expense partially offset by increased allowance for borrowed funds used during construction.

Long-term debt
KCP&L's long-term debt interest expense increased $12.3 million in 2001 compared to 2000 reflecting higher average levels of outstanding long-term debt, partially offset by the impact of decreases in variable interest rates. The higher average levels of debt primarily reflect the issuances of long-term debt in 2000 and $150 million of unsecured, fixed-rate senior notes issued in November 2001, partially offset by $80.0 million of scheduled debt repayments.

KCP&L's long-term debt interest expense increased $7.9 million in 2000 compared to 1999 reflecting higher average levels of outstanding long-term debt and higher average interest rates on variable rate debt.
The higher average levels of debt primarily reflected the $200 million of unsecured, floating rate medium-term notes issued in March 2000 and the $250 million of unsecured fixed-rate senior notes issued in December 2000, partially offset by $52.5 million of scheduled debt repayments.

Capitalized interest
Allowance for borrowed funds used during construction decreased $3.0 million in 2001 compared to 2000 because of decreased construction work in progress due primarily to the completion of the Hawthorn No. 5 rebuild. Allowance for borrowed funds used during construction increased $8.8 million in 2000 compared to 1999 because of increased construction work in progress, primarily due to the rebuild of Hawthorn No. 5.

Short-term debt
Interest expense on short-term debt decreased $2.2 million in 2001 compared to 2000 primarily due to lower interest rates on commercial paper, partially offset by higher average levels of outstanding commercial paper during 2001 compared to 2000. KCP&L had $62.0 million of commercial paper outstanding at December 31, 2001.

Short-term debt interest expense increased $7.9 million in 2000 compared to 1999 reflecting higher average levels of outstanding short-term debt. KCP&L primarily used the proceeds from the 2000 issuance of senior notes to reduce the outstanding commercial paper to $55.6 million at December 31, 2000.

Wolf Creek
Wolf Creek represents about 15% of KCP&L's generating capacity. The plant's operating performance has remained strong over the last three years, contributing about 29% of KCP&L's annual mwh generation while operating at an average capacity of 93%. Wolf Creek has the lowest fuel cost per mmBtu of any of KCP&L's generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek's next refueling and maintenance outage is scheduled for the spring of 2002 and is estimated to be a 30-day outage.

The American Institute of Certified Public Accountants (AICPA) has issued a proposed Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." This proposed statement would prohibit the accrual of KCP&L's cost associated with Wolf Creek's refueling and maintenance outages. However, as long as KCP&L is regulated under SFAS No. 71, management believes that KCP&L will be able to continue to accrue the costs evenly over the unit's operating cycle. If SFAS No. 71 were not applicable and the AICPA issued such guidance, KCP&L would be required to recognize costs associated with the refueling and maintenance as incurred. This treatment would add volatility to KCP&L's results of operations due to the 18-month refueling cycle.

Wolf Creek's assets represent about 34% of KCP&L's assets and its operating expenses represent about 19% of KCP&L's operating expenses. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCP&L's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the NRC could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

There has been significant opposition to, and delays to, development of a low-level radioactive waste disposal facility (see Note 6 to the consolidated financial statements for additional information). An inabilily to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at December 31, 2001. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 6 to the consolidated financial statements.

Hawthorn No. 5
On June 20, 2001, Hawthorn No. 5 was returned to commercial operation. The coal-fired unit has a capacity of 575 megawatts and was rebuilt following a February 1999 explosion that destroyed the boiler. Hawthorn No. 5 has been recognized nationally, in the National Energy Policy Report sent to President Bush for its use of best available pollution control technology. Under KCP&L's property insurance coverage, KCP&L received an additional $30 million in insurance recoveries in 2001, increasing the total insurance recoveries received to date to $160 million. The recoveries have been recorded as an increase in accumulated depreciation on the consolidated balance sheet. Expenditures, excluding capitalized interest, for rebuilding Hawthorn No. 5 were $35.6 million in 1999, $207.6 million in 2000, and $72.9 million in 2001. These amounts do not reflect insurance proceeds received to date or future proceeds to be received.

KCP&L Projected Construction Expenditures
Total utility capital expenditures, excluding allowance for funds used during construction, were $262.0 million in 2001. The utility construction expenditures are projected for the next five years as follows:

                            Projected Construction Expenditures
                              2002    2003    2004    2005    2006   Total
                                               (millions)
Generating facilities       $   37  $   31  $   32  $   25  $   23   $ 148
Nuclear fuel                     1      21      21       -      22      65
Distribution and
  transmission facilities       82      83      85      75      87     412
General facilities              18      10      10      11      10      59
     Total                   $ 138   $ 145   $ 148   $ 111   $ 142   $ 684

This construction expenditure plan is subject to continual review and change.

Peaking capacity totaling 385 megawatts is being added pursuant to a $200 million construction and operating lease transaction.

January 2002 Ice Storm
At the end of January 2002, the most damaging ice storm in Kansas City history caused roughly 285,000 customer outages throughout the KCP&L service territory. Currently, KCP&L does not have an estimate of the cost of the 2002 storm and has not determined how it will account for the costs. The cost to repair damage from the storm is expected to substantially exceed the $13 million incurred because of the 1996 snowstorm. The 2002 storm compared to the 1996 storm had 100,000 more customers out of service, took longer to return service to all of the affected customers and utilized twice the number of outside crews.

HSS Operations

HSS, an unregulated subsidiary of KCP&L, holds investments in businesses primarily in residential services. HSS is comprised of two subsidiaries, RSAE and Worry Free Services, Inc.

In 2001, HSS increased its ownership in RSAE, a consumer services company headquartered in Atlanta, Georgia, from 49% to 72%. Accordingly, HSS changed its method of accounting for RSAE from the equity method to consolidation. As a result, HSS includes RSAE's assets and liabilities including goodwill incurred by RSAE in its financial statements. Management currently does not anticipate the January 1, 2002, adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" will require an impairment of the $23.0 million recorded goodwill at December 31, 2001. However, a decline in the fair value of RSAE's net assets would cause an impairment of goodwill and HSS would have to write-off the amount of goodwill impaired. Worry Free Service, Inc., a wholly owned subsidiary of HSS, assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KCP&L's investment in HSS was $46.9 million at December 31, 2001, and $46.3 million at December 31, 2000. During 2001, HSS' loss decreased to $5.6 million ($0.09 per share) from $13.5 million ($0.22 per share) in 2000. HSS' loss in 1999 was $3.7 million ($0.06 per share). HSS' decreased loss in 2001 compared to 2000 was primarily due to a $12.2 million write-down of its investment in RSAE during 2000. Through December 31, 2001, KCP&L's accumulated losses were $23.6 million on its investment in HSS. Due to its consolidation of RSAE beginning in 2001, HSS' consolidated assets increased to $53.9 million at December 31, 2001, from $25.3 million at December 31, 2000.

During 2001, HSS recorded a $7.2 million loss from its investment in RSAE resulting in a negative investment. The minority interest in RSAE has been reduced to zero as a result of these losses. Accordingly, as long as RSAE is consolidated, any future losses by RSAE will be recorded in HSS' income statement at 100% which will further decrease the investment below zero.

HSS has loaned RSAE $1.3 million ($0.3 million in December 2001 and $1.0 million in January 2002). RSAE used the proceeds to fund operations. HSS expects repayment from RSAE during the first quarter of 2002 when RSAE obtains additional third party financing.
Currently, RSAE has $20.4 million outstanding of third party financing which is supported by Great Plains Energy through an agreement that ensures adequate capital to operate RSAE.

KLT Inc. Operations

KLT Inc. Business Overview
KLT Inc. is an unregulated subsidiary that pursues energy-related ventures in higher growth businesses. Existing ventures include natural gas development and production, energy services and affordable housing limited partnerships. The Company's cash investment in KLT Inc. was $150.0 million at December 31, 2001, and $119.0 million at December 31, 2000.

Natural Gas Development and Production - KLT Gas
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane a niche in the natural gas industry where it believes its expertise provides a competitive advantage. Because it has a longer, predictable reserve life and lower development cost, coalbed methane is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile recently, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 220,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. KLT Gas estimates capital expenditures of about $37 million, $42 million, $38 million and $20 million for the years 2002 through 2005, respectively. The timing of the development may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits.

Energy Management Service - Strategic Energy
Strategic Energy is an energy management services provider that operates in several deregulated electricity markets, including Pennsylvania, southern California, Ohio, New York, Massachusetts and Texas. In 2001, KLT Energy Services exchanged with an energy services company preferred stock of $4.7 million in that company for additional ownership in Strategic Energy. This transaction increased KLT Energy Services ownership of Strategic Energy from 72% to 83%.

Strategic Energy acts as an energy manager in deregulated markets on behalf of approximately 19,500 commercial and small manufacturing accounts. One to five year contracts are entered into with customers to supply and manage their energy needs. In return, they receive an ongoing management fee plus the contracted price for the electricity and natural gas. Natural gas retail service was phased out in the fourth quarter of 2001.

Strategic Energy is exposed to credit risk arising from counterparties from whom it purchases physical commodities, as unrealized gains or losses may accrue in physical contracts if a supplier is unable to fulfill its obligations. Strategic Energy manages counterparty credit risk exposure through a disciplined risk management policy.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. Supplying electricity to retail customers under fixed rate contracts requires Strategic Energy to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, there is limited availability of forward fixed price power contracts. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income(loss). At December
31, 2001, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $11.7 million loss related to such cash flow hedges. However, most of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring any of the losses represented in comprehensive income.

Strategic Energy's customer base is very diverse. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,268 megawatts. The largest concentration of the forecasted load, 817 megawatts, is in southern California.

Subsidiary of KLT Telecom Files for Bankruptcy - DTI
The accounting treatment related to DTI and its bankruptcy is complex and is addressed in note 17 to the consolidated financial statements; consequently, note 17 in its entirety is incorporated by reference in this portion of management's discussion and analysis and should be read as a component of this discussion.

In 1997, KLT Telecom originally purchased, for $45 million, a 47% equity ownership of DTI, a facilities-based, telecommunications company headquartered in St. Louis. DTI's operating losses reduced this original equity investment to zero by June 2000. In February 2001, KLT Telecom made an additional $40 million investment in DTI, increasing its ownership to 83.6% and a $94 million loan to DTI Holdings. In February 2001, KLT Telecom also made a commitment to obtain or arrange a $75 million revolving credit facility for Digital Teleport Inc. KLT Telecom loaned Digital Teleport Inc. $47 million during 2001 under this and other arrangements. DTI intended to refinance part of these loans. However, a new senior credit facility from bank lenders was not possible due to, among other things, the downturn in the telecommunications industry.

Starting in the second quarter of 2001, DTI conserved cash by more narrowly focusing its strategy to providing connectivity in secondary and tertiary markets in a five state region. DTI actively explored its strategic alternatives including a merger, sale of assets and all other types of recapitalization including bankruptcy. DTI originally thought that the industry downturn would be only temporary. However, during the fourth quarter the combination of a lack of additional financing, continued decline of the telecommunication industry, and the cash requirements of maintaining its long-haul assets resulted in DTI making the decision to abandon its long-haul assets and file for reorganization under Chapter 11 of the U.S. Bankruptcy Code on December 31, 2001.

Because of the bankruptcy, a $195.8 million net write-off is included in
(Gain) Loss on Property in operating expenses on Great Plains Energy's Consolidated Statement of Income. A corresponding tax benefit of $55.8 million is included in income taxes. The net impact of the bankruptcy to income is a $140.0 million ($2.27 per share) reduction.

Income taxes reported for 2001 do not reflect the entire effect of the net write-off because of the uncertainty of recognizing future tax deductions while in the bankruptcy process. If additional DTI assets are abandoned or sold during the bankruptcy process, or additional tax losses not already reflected are incurred by DTI, future tax benefits will be recorded.

KLT Inc. Earnings Overview
The following table and discussion highlight significant factors affecting KLT Inc.'s effect on consolidated EPS for the years ended 2001, 2000 and 1999.

                                            2001      2000      1999
 KLT Inc. EPS summary
   Strategic Energy                       $  0.35   $  0.09   $  0.03
   DTI
     Operations subsequent to 2/8/01        (0.54)        -         -
     Gain on early extinguishment of
       debt and equity losses prior
       to majority ownership                 0.26     (0.14)    (0.24)
   KLT Gas
     Operations                              0.04      0.18      0.05
     Sale of gas properties                  0.19      1.10         -
   KLT Investments                           0.11      0.22      0.20
   Other                                    (0.02)    (0.09)    (0.06)
     KLT Inc. before net write-off of
       investment in DTI                     0.39      1.36     (0.02)
   Net write-off of investment in DTI       (2.27)        -         -
     KLT Inc. EPS                         $ (1.88)  $  1.36   $ (0.02)

Strategic Energy
Strategic Energy's increase in earnings per share for 2001 compared to 2000 is due to continued strong growth in its electric energy management business and a significant increase over the prior year in wholesale bulk power sales, which have a considerably higher gross margin (revenues less cost of energy supplied) than Strategic Energy's retail electric sales.

KLT Gas
During 2001, KLT Gas sold its 50% equity ownership in Patrick KLT Gas, LLC for $42.3 million, resulting in an after tax gain of $12.0 million ($0.19 per share). During 2000, KLT Gas sold producing natural gas properties for $237.2 million, resulting in an after tax gain of $68.0 million ($1.10 per share).

KLT Investments
During 2001, KLT Investments recorded a reduction to its investments in affordable housing limited partnerships of $13.5 million before taxes ($0.14 per share). The reduction for 2000 was $2.4 million before taxes ($0.02 per share).

Other
During 2001, KLT Energy Services recorded a write-off of its $6.2 million ($0.06 per share) investment in the common stock of Bracknell Corporation due to a decline in its share price and the bankruptcy filing of one of Bracknell Corporation's subsidiaries. In 2000, KLT Inc. realized losses on its investment in CellNet Data Systems Inc. of $4.8 million before taxes ($0.05 per share).

KLT Inc. Revenues
                               2001             2000
                             compared         compared
                                to               to
                               2000             1999
                                     (millions)
DTI                          $  15.9          $     -
Strategic Energy
  Electric - Retail            255.9             57.4
  Electric - Bulk Power Sales   30.4             52.3
  Gas                           (4.0)            19.9
KLT Gas                        (30.2)            13.2
Other                            0.1             (3.5)
  Total                      $ 268.1          $ 139.3

Strategic Energy's retail revenues increased in 2001 compared to 2000 due to continued strong growth in its electric energy management business. Strategic Energy currently serves approximately 19,500 commercial and small manufacturing accounts, an increase of about
12,500 accounts from the beginning of 2001. In addition, based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,268 megawatts compared to a peak load of 1,300 megawatts in 2001 and a peak load of 400 megawatts in 2000.

Strategic Energy's bulk power sales revenues increased in 2001 compared to 2000 due to large block sales of power purchased under an option to purchase up to 270 megawatts of power at $21 per mwh through the end of 2001. Strategic Energy also purchases energy in the wholesale markets to meet its customers' energy needs. On occasion, Strategic Energy must purchase small blocks of power prior to the sales contract in order to quote stable pricing to potential new customers. Power purchased in excess of retail sales is sold in the wholesale markets.

Strategic Energy's retail, bulk power sales, and gas revenues increased in 2000 compared to 1999 due to KLT Energy Services increasing its ownership interest in Strategic Energy to 72% (69% of the voting interest) during 2000, from a 56% ownership interest (49% of the voting interest) during 1999. Thus, KLT Energy Services reported Strategic Energy on a consolidated basis for 2000, in contrast to reporting Strategic Energy as an equity method investment for 1999.

KLT Gas revenues decreased in 2001 compared to 2000 primarily due to the sale of producing natural gas properties in the third and fourth quarters of 2000 and the effect of gas hedging activities. KLT Gas unwound the majority of its gas hedge derivatives with an offsetting swap transaction during the second quarter of 2001. The fair market value of the swap has been recorded in gas revenues. KLT Gas revenues increased in 2000 compared to 1999 primarily due to higher production levels in 2000 and higher average prices for natural gas sold.

Gains and Losses on Property
KLT Inc.'s loss on property for 2001 includes the $195.8 million DTI bankruptcy net write-off, partially offset by a $20.1 million before tax gain on KLT Gas' sale of its 50% equity ownership in Patrick KLT Gas, LLC. KLT Inc.'s gain on property for 2000 includes a $110.6 million before tax gain on KLT Gas' sale of producing natural gas properties.

Other Income and Expenses
The unfavorable changes in other income and expenses for 2001 compared to 2000 were primarily due to KLT Investments Inc.'s $13.5 million reduction in affordable housing limited partnerships and KLT Energy Service's $6.2 million write-off of an investment in the common stock of Bracknell Corporation. The unfavorable changes in other income and expenses for 2000 compared to 1999 were primarily due to minority interests in Strategic Energy recorded in 2000 of $4.4 million when KLT Energy Services began consolidating Strategic Energy in 2000 and $4.8 million of realized losses on the write-off of an investment in CellNet Data Systems Inc. These decreases were partially offset by an increase in interest and dividend income of $4.2 million and unrealized gains of $3.8 million on trading securities acquired in 2000.

KLT Inc. Taxes
KLT Inc. income taxes for 2001 include a $55.8 million tax benefit from the net write-off of its investment in DTI and accrued tax credits of $25.1 million related to investments in affordable housing limited partnerships and natural gas properties. KLT Inc.'s income taxes increased in 2000 compared to 1999 primarily because of $42.6 million in income tax expense incurred by KLT Gas on the gain from the sale of natural gas producing properties, partially offset by accrued tax credits of $26.7 million related to investments in affordable housing limited partnerships and natural gas properties.

Great Plains Power Operations

GPP will focus on developing and acquiring fossil fuel-fired electric generation in the central part of the U.S. GPP announced an agreement with the boiler and air quality control equipment vendor and construction firm, Babcock and Wilcox, and the design and engineering firm, Burns and McDonnell, to conduct the design and development study for a coal-fired plant. This is the same team that rebuilt Hawthorn No. 5.

Other Consolidated Discussion

Significant Balance Sheet Changes
     (December 31, 2001 compared to December 31, 2000)
  - Great Plains Energy receivables increased $36.8 million primarily due to the strong growth in Strategic Energy's electric energy management business partially offset by the decrease in KCP&L receivables because of the mild winter and sale of an additional $10.0 million of receivables pursuant to its existing revolving accounts receivable sale agreement. KCP&L receivables also decreased because of the effects of the formation of the holding company through which KCP&L dividended its ownership of KLT Inc. to Great Plains Energy.
  - Great Plains Energy and consolidated KCP&L equity securities decreased $18.6 million primarily due to KLT Gas' sale of $12.3 million of stock in Evergreen Resources, Inc. and the write-off of an equity security that KLT Energy Services held.
  - Great Plains Energy current income taxes reflects the tax benefit from the write-down of KLT Inc.'s investment in DTI.
  - Great Plains Energy affordable housing limited partnerships decreased $17.0 million due to a reduction of KLT's investments in affordable housing limited partnerships. Consolidated KCP&L decreased because of the formation of the holding company.
  - Great Plains Energy gas property and investments decreased $4.3 million primarily due to KLT Gas' sale of its 50% equity ownership in Patrick KLT Gas, LLC partially offset by additions to gas property. Consolidated KCP&L decreased because of the formation of the holding company.
  - Great Plains Energy other nonutility property and investments decreased $17.1 million due to the sale by KLT Inc. of various other investments and the exchange of $4.7 million preferred stock in an energy services company for an additional ownership in Strategic
     Energy. Consolidated KCP&L also decreased because of the formation of the holding company.
  - Great Plains Energy and consolidated KCP&L combined electric utility plant and construction work in progress increased $241.4 million primarily due to expenditures and capitalized interest of $83.3 million at Hawthorn No. 5 to rebuild the boiler and $191.6 million for other utility capital expenditures. The completion of rebuilding the boiler at Hawthorn
     No. 5 resulted in a transfer of $337.0 million from construction work in progress to electric plant.
  - Great Plains Energy and consolidated KCP&L prepaid pension costs increased $20.0 million due to negative pension expense.
  - Great Plains Energy goodwill increased because HSS increased its ownership and began consolidating RSAE. For consolidated KCP&L, this increase was partially offset by the decrease caused by the formation of the holding company.
  - Great Plains Energy and consolidated KCP&L other deferred charges increased $19.3 million primarily due to an $18.3 million intangible pension asset recorded by KCP&L due to a significant decline in the market value of pension plan assets.
  - Great Plains Energy notes payable of $144.4 million includes $124.0 million relating to short-term notes held by Great Plains Energy for a bridge credit facility and $20.4 million related to the consolidation of RSAE.
  - Great Plains Energy and KCP&L current maturities of long-term debt increased primarily because of a $227.0 million increase in the current portion of KCP&L's medium-term notes offset by $80.0 million of maturing medium-term notes.
  - Great Plains Energy other current liabilities increased primarily because of accruing for Strategic Energy derivatives.
  - Great Plains Energy other deferred credits increased $50.2 million due to $11.8 million of Strategic Energy's long term derivatives, $20.6 million of KLT Telecom's negative investment related to the DTI bankruptcy (see note 17) and $20.0 million minimum pension liability recorded by KCP&L due to a significant decline in the market value of pension plan assets.

Capital Requirements and Liquidity
Great Plains Energy is a holding company that operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy `s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities.

Great Plains Energy's liquid resources at December 31, 2001, included cash flows from operations of subsidiaries and $139.3 million of unused bank lines of credit. The unused lines consisted of $134.0 million from KCP&L's short-term bank lines of credit, $0.3 million from RSAE's bank credit agreement, and $5.0 million from Great Plains Energy's bridge credit facility.

KLT Inc.'s bank credit agreement balance of $99.5 million was repaid October 3, 2001, with proceeds from Great Plains Energy's $129 million bridge credit facility which terminates on February 28, 2002. Great Plains Energy is currently negotiating a 364-day revolving credit facility with a group of banks to replace the bridge facility. The new facility will be for up to $225 million and will be used for general corporate purposes. Both the bridge facility and the new facility contain a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving any funding, that no MAC has occurred. Great Plains Energy's available liquidity under both facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

KCP&L's primary sources of liquidity are cash flows from operations and bilateral credit lines with ten banks (as of December 31, 2001). KCP&L uses these lines to provide support for its issuance of commercial paper, $62.0 million of which was outstanding at the end of 2001. These bank facilities are each for a 364-day term and mature at various times throughout the year. With two exceptions, KCP&L does not have MAC clauses in these agreements. In those cases, KCP&L is required to represent, as a condition to renewing the facilities, that no MAC has occurred from the most recent quarter-end to the closing date of the renewal. In these instances, a MAC subsequent to closing does not impact available liquidity for the remaining term of the renewed facility. KCP&L's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

Great Plains Energy's consolidated statements of cash flows include consolidated KCP&L, KLT Inc. and GPP. KCP&L's consolidated statements of cash flows include its wholly owned subsidiary HSS. In addition, KCP&L's consolidated statements of cash flows include KLT Inc. and GPP for all the periods prior to the October 1, 2001 formation of the holding company. The presentation of prior years statements of cash flows for Great Plains Energy is provided for comparative purposes and is identical to the statements of cash flows for consolidated KCP&L, prior to the formation of the holding company, presented for those years. The effect of DTI on the statements of cash flows is detailed in Note 2 to the consolidated financial statements.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for 2001. The increase for Great Plains Energy and consolidated KCP&L over 2000 is directly attributable to increased net income before non-cash expenses. The increased net income before non-cash expenses was partially offset by the changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Cash from operating activities increased in 2000 from 1999 primarily due to changes in certain working capital items. In addition, the buyout of a fuel contract; the refund of amounts accrued for the Kansas rate refunds; and a payment of $19 million to the IRS to settle certain outstanding issues decreased cash flows from operating activities in 1999. Partially offsetting these changes for 2000, net income before non-cash expenses decreased.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. With KCP&L's 2001 completion of the rebuild of Hawthorn No. 5, utility capital expenditures decreased $139.0 million and the allowance for borrowed funds used during construction decreased $3.0 million. Cash used for purchases of investments and nonutility property in 2001 compared to 2000 increased primarily reflecting KLT Telecom's investments in DTI and DTI purchases of telecommunications property, partially offset by KLT Gas' investments in gas properties during 2000. Proceeds from the sale of properties decreased significantly because the proceeds from the sale of KLT Gas properties in 2000 more than offset the 2001 sale. Cash used for investing activities increased in 2000 compared to 1999 reflecting increased utility capital expenditures for construction projects at the Hawthorn generating station, increased purchases by KLT Gas of natural gas investments and KLT Energy Services' exercise of its option to acquire common stock of a publicly-traded company. Proceeds from the sales of KLT Gas properties reduced cash used for investing activities in 2000.

Cash from Great Plains Energy financing activities increased in 2001 compared to 2000 primarily because short-term borrowings increased $140.7 million in 2001 compared to a $183.1 million decrease in 2000. However, this change in short-term borrowings was partially offset by a decrease in long-term debt issuances, net of repayments. Cash from consolidated KCP&L financing activities increased similarly, but exclude the repayment of KLT Inc.'s bank credit agreement and the increase in short term borrowings for the Great Plains Energy bridge loan discussed above. KCP&L issued $150 million of unsecured senior notes in November 2001. Cash from financing activities increased in 2000 primarily because KCP&L issued $200 million of unsecured medium-term notes and $250 million of unsecured senior notes in 2000. KLT Gas borrowed $51 million on a new bank credit agreement and repaid the amount in full in 2000. Also, KCP&L's scheduled debt repayments were about $17 million lower in 2000 than in 1999. Furthermore, KCP&L's short-term borrowings increased in 2000. However, the increase was more than offset by the repayment with proceeds from the unsecured note issuances. Partially offsetting these increases, KLT Inc. repaid borrowings on its bank credit agreement, which was $61.0 million at December 31, 1999, with proceeds from the sales of KLT Gas properties.

The Company's common dividend payout ratio was 104% (excluding the extraordinary item and the DTI net write-off) in 2001, 81% (excluding the cumulative effect of changes in accounting principles) in 2000, and 132% in 1999. See the Earnings Overview sections for discussion of significant factors impacting EPS in 2001, 2000 and 1999.

KCP&L expects to meet day-to-day operations, construction requirements (excluding new generating capacity) and dividends with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt (detailed below) will be provided from operations, refinancings and/or short-term debt. The Company may issue additional debt and/or additional equity to finance growth or take advantage of new opportunities.

As reflected in the contractual obligations tables below, consolidated KCP&L has $227.4 million of long-term debt maturing in 2002.
Consolidated KCP&L plans to register up to $450 million during the first quarter of 2002, a portion of which is expected to be issued to refinance its current maturities. Any proceeds from additional issuances may be used to refinance other debt securities or for general corporate purposes.

Supplemental Capital Requirements and Liquidity Information

The following information is provided to summarize cash obligations and commercial commitments.

Great Plains Energy                     Payments Due by Period
Contractual Cash
Obligations
                                              2003 -     2005 -     After
                         Total      2002      2004       2006        2006
                                             (millions)
Long-term debt,
  including current
  maturities (c)       $1,195.6   $  238.8   $   91.3   $  304.0   $  561.5
Lease obligations (a)     244.0       22.7       51.3       49.6      120.4
Other long-term
  obligations, net (b)  1,180.2      436.8      473.9      185.6       83.9
Total contractual
  obligations          $2,619.8   $  698.3   $  616.5   $  539.2   $  765.8


Consolidated KCP&L                     Payments Due by Period
Contractual Cash
Obligations
                                              2003 -     2005 -     After
                         Total      2002      2004       2006        2006
                                             (millions)
Long-term debt,
  including current
  maturities (c)       $1,164.5   $  227.4   $   77.3   $  299.1   $  560.7
Lease obligations (a)     239.8       21.5       49.9       48.8      119.6
Other long-term
  obligations, net (b)    265.2       70.5       84.5       26.3       83.9
Total contractual
  obligations          $1,669.5   $  319.4   $  211.7   $  374.2   $  764.2
(a) Includes capital and operating lease obligations; capital lease obligations are not material. Also includes leases for railcars to serve jointly-owned generating units where KCP&L is the managing partner. KCP&L will be reimbursed by the other owners for about $1.9 million per year ($27.0 million total). Excludes commitment to either purchase leased combustion turbines at termination of the construction leasing arrangement for a price equal to amounts expended by the Lessor or sell the turbines on behalf of the Lessor while guaranteeing the Lessor's receipt of an amount equal to 83.21% of amounts expended.
(b) Includes commitments for KCP&L's share under contracts for acquisition of coal, natural gas, and nuclear fuel including $3.4 million DOE assessment; net capacity purchases and sales for KCP&L. Great Plains Energy also includes Strategic Energy's purchased power commitments.
(c) Excludes $0.7 million discount on senior notes. EIRR bonds classified as current liabilities of $106.5 million due 2015 and $81 million due 2017 are included here on their final due date. (See note 13 to the consolidated financial statements.)

                           Amount of commitment expiration per period
Other Commercial
Commitments Outstanding
                                               2003 -   2005 -   After
                            Total    2002      2004     2006     2006
                                           (millions)
Consolidated KCP&L
  Guarantees               $ 14.7   $  1.8    $  3.6   $  3.4   $  5.9
Great Plains Energy
  Guarantees,
  including consolidated
  KCP&L                    $247.1   $190.6    $  3.6   $  3.4   $ 49.5

KLT Inc. has provided $195.7 million of guarantees to support
Strategic Energy power purchases and regulatory requirements.
Strategic Energy's power supply contracts are up to 5 years with an average duration of 2.7 years. As of December 31, 2001, KLT Inc.'s guarantees related to Strategic Energy are as follows:
  - Direct guarantees to counterparties totaling $63.4 million, with varying expiration dates
  - Guarantees to the issuers of surety bonds totaling $110.0 million, all of which expire in 2002
  - Guarantees related to Letters of Credit totaling $22.3 million, all of which expire in 2002

KLT Inc. has guaranteed a construction performance bond of $14.7 million of a contractor. RSAE has a $22 million line of credit with a commercial bank, which Great Plains Energy supports through an agreement that ensures adequate capital to operate RSAE. KCP&L is contingently liable for guaranteed energy savings under agreements with several customers. KCP&L has entered agreements guaranteeing an aggregate value of approximately $14.7 million over the next nine years. In most cases a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees.

In 1999, KCP&L entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to KCP&L Receivable Corporation, a special purpose entity established to purchase customer accounts receivable from KCP&L expiring in October 2002. The Company expects the agreement to be renewed annually. KCP&L Receivable Corporation has sold receivable interests to outside investors. In consideration of the sale, KCP&L received $60 million in cash in 2000 increasing to $70 million in 2001 and the remaining balance in the form of a subordinated note from KCP&L Receivable Corporation. The agreement is structured as a true sale under which the creditors of KCP&L Receivable Corporation will be entitled to be satisfied out of the assets of KCP&L Receivable Corporation prior to any value being returned to KCP&L or its creditors. Accounts receivable sold to KCP&L Receivables Corporation under the agreement totaled $95.7 million at December 31, 2001, and $108.2 million at December 31, 2000.

Administrative costs associated with the sale of customer accounts receivable of approximately $2.7 million for the year ended December 31, 2001, approximately $4.3 million for the year ended 2000 and approximately $3.5 million for the year ended 1999, were included in Other income and expenses.

Recent Accounting Pronouncements
In 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which the Company adopted January 1, 2002, and SFAS No. 143, "Accounting for Asset Retirement Obligations", which the Company will adopt January 1, 2003. Management currently does not anticipate that the adoption of these statements will have a material impact on the Company's results of operations. See notes 10 and 1 to the consolidated financial statements for additional discussion regarding SFAS No. 142 and SFAS No. 143, respectively.

Environmental Matters
The Company's operations comply with federal, state and local environmental laws and regulations. The generation and transmission of electricity produces and requires disposal of certain products and by-products, including PCBs, asbestos and other hazardous materials. The Superfund law imposes strict joint and several liability for those who generate, transport or deposit hazardous waste. In addition, the current owner of contaminated property, as well as prior owners since the time of contamination, may be liable for cleanup costs.

Environmental audits are conducted to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 6 to the consolidated financial statements).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and consolidated KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis.

Commodity Risk
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity, and accordingly, are exposed to risk associated with the price of electricity.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity/energy contracts. KCP&L maintains a reserve margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its owned or contracted power generating units. The agreements contain penalties for non-performance to protect KCP&L from energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to its customers. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the regulated sales of electricity to its retail customers and unregulated bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system and market prices at the time of the increases. Almost 60% of KCP&L's generating capacity is coal-fired.
A hypothetical 10% increase in the market price of coal could have resulted in a $1.5 million decrease in pretax earnings for 2001.
KCP&L currently has approximately 95% of its coal requirements for 2002 under contract. Approximately 40% of the amounts under contract are subject to the market price of coal. A hypothetical 10% increase in the cost of purchased power could have resulted in a $6.5 million decrease in pretax earnings for 2001. A hypothetical 10% increase in natural gas and oil market prices could have resulted in a $2.9 million decrease in pretax earnings for 2001. KCP&L has implemented price risk mitigation measures to reduce its exposure to high natural gas prices. Slightly over 50% of its projected total oil and natural gas requirements for 2002 are price protected through its hedging program.

Strategic Energy aggregates retail customers into economic purchasing pools, develops predictive load models for the pools and then builds a portfolio of suppliers to provide the pools with reliable power at the lowest possible cost. Strategic Energy has entered into significant supply contracts with dispatchable and firm power agreements through the year 2005 and into 2006 that mitigate most of the commodity risk associated with its power supply coordination services. Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.
Supplying electricity to retail customers under fixed rate contracts requires Strategic Energy to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, there is limited availability of forward fixed price power contracts. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases.

KLT Gas is exposed to commodity price risk on the natural gas it produces. Financial hedge instruments can be used to mitigate its exposure to market price fluctuations on approximately 85% of its daily gas sales in accordance with its risk management policy. Currently, KLT Gas is producing an insignificant volume of gas and the price risk is minimal. Because of a reduction in production during 2001, KLT Gas unwound all hedged positions.

Management has determined that KCP&L and Strategic Energy are not "trading organizations" under EITF 98-10 based on their business philosophy, performance measurement and other management activities. If considered "trading organizations", KCP&L and Strategic Energy would be required to record energy transactions at fair value. Commitments to purchase and sell energy and energy-related products except for derivatives that qualify as cash flow hedges are currently carried at cost. KCP&L and Strategic Energy report the revenue and expense associated with all energy contracts at the time the underlying physical transaction closes consistent with industry practice and the business philosophy of generating/purchasing and delivering physical power to customers.

Interest Rate Risk
Great Plains Energy manages interest expense and short and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2001, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a $0.8 million decrease in pretax earnings for 2001. Additionally, interest rates impact the fair value of long-term debt. A change in interest rates would impact KCP&L to the extent it exercised its right to call any of its outstanding callable debt. At December 31, 2001, stated values approximate fair value.

Equity Price Risk
KCP&L maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its Wolf Creek nuclear power plant. KCP&L does not expect Wolf Creek decommissioning to start before 2025. As of December 31, 2001, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates.
Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3.4 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $6.0 million reduction in the fair value of the equity securities as of December 31, 2001. KCP&L's exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral would have resulted in a $1.2 million decrease in pretax earnings for 2001.

Item 8.  Consolidated Financial Statements

                                           GREAT PLAINS ENERGY
                                    Consolidated Statements of Income


Year ended December 31                         2001        2000         1999
                                                        (thousands)
Operating Revenues
   Electric sales revenues                  $1,363,483  $1,063,804  $  897,393
   Gas sales revenues                           15,754      48,297      20,814
   Other revenues                               82,681       3,767       3,275
      Total                                  1,461,918   1,115,868     921,482
Operating Expenses
   Fuel                                        163,846     153,144     129,255
   Purchased power                             394,176     190,171      94,697
   Gas purchased and production expenses        16,932      30,396      11,125
   Other                                       323,663     249,926     220,534
   Maintenance                                  77,802      74,466      62,589
   Depreciation and depletion                  158,771     132,378     123,269
   (Gain) Loss on property                     171,477     (99,118)      1,200
   General taxes                                98,060      92,228      93,051
      Total                                  1,404,727     823,591     735,720
Operating income                                57,191     292,277     185,762
Losses from equity investments                    (376)    (19,441)    (24,951)
Other income and expenses                      (29,440)    (15,353)     (7,382)
Interest charges                               103,332      75,686      68,334
Income (loss) before income taxes,
   extraordinary item and cumulative effect
   of changes in accounting principles         (75,957)    181,797      85,095
Income taxes                                   (35,914)     53,166       3,180
Income (loss) before extraordinary item
   and cumulative effect of changes in
   accounting principles                       (40,043)    128,631      81,915
Early extinguishment of debt,
   net of income taxes (Note 17)                15,872           -           -
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes (Note 3)                      -      30,073           -
Net income (loss)                              (24,171)    158,704      81,915
Preferred stock dividend requirements            1,647       1,649       3,733
Earnings (loss) available for common stock  $  (25,818) $  157,055  $   78,182
Average number of common shares outstanding     61,864      61,864      61,898
Basic and diluted earnings (loss) per
   common share before extraordinary item
   and cumulative effect of changes in
   accounting principles                    $    (0.68) $     2.05  $     1.26
Early extinguishment of debt                      0.26           -           -
Cumulative effect to January 1, 2000, of
   changes in accounting principles                  -        0.49           -
Basic and diluted earnings (loss) per
   common share                             $    (0.42) $     2.54  $     1.26

Cash dividends per common share             $     1.66  $     1.66  $     1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                   GREAT PLAINS ENERGY
                               Consolidated Balance Sheets



At December 31                                            2001          2000
                                                              (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                         $    29,034   $    34,877
   Receivables                                           152,114       115,356
   Equity securities                                           -        18,597
   Fuel inventories, at average cost                      22,246        20,802
   Materials and supplies, at average cost                50,696        46,402
   Current income taxes                                   31,031             -
   Deferred income taxes                                   5,061           737
   Other                                                  19,167        14,455
      Total                                              309,349       251,226
Nonutility Property and Investments
   Affordable housing limited partnerships                81,136        98,129
   Gas property and investments                           43,385        47,654
   Nuclear decommissioning trust fund                     61,766        56,800
   Other                                                  64,519        81,624
      Total                                              250,806       284,207
Utility Plant, at Original Cost
   Electric                                            4,332,464     3,832,655
   Less-accumulated depreciation                       1,793,786     1,645,450
      Net utility plant in service                     2,538,678     2,187,205
   Construction work in progress                          51,265       309,629
   Nuclear fuel, net of amortization
      of $127,101 and $110,014                            33,771        30,956
      Total                                            2,623,714     2,527,790
Deferred Charges
   Regulatory assets                                     124,406       139,456
   Prepaid pension costs                                  88,337        68,342
   Goodwill                                               37,066        11,470
   Other deferred charges                                 30,724        11,400
      Total                                              280,533       230,668
      Total                                          $ 3,464,402   $ 3,293,891

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                     $   144,404   $         -
   Commercial paper                                       62,000        55,600
   Current maturities of long-term debt                  238,767        93,645
   EIRR bonds classified as current (Note 13)            177,500       177,500
   Accounts payable                                      173,956       158,242
   Accrued taxes                                          14,324        14,402
   Accrued interest                                       13,262        12,553
   Accrued payroll and vacations                          26,422        28,257
   Accrued refueling outage costs                         12,979         1,890
   Other                                                  35,810        14,877
      Total                                              899,424       556,966
Deferred Credits and Other Liabilities
   Deferred income taxes                                 594,704       590,220
   Deferred investment tax credits                        45,748        50,037
   Accrued nuclear decommisioning costs                   63,040        58,047
   Other                                                 114,085        63,860
      Total                                              817,577       762,164
Capitalization (see statements)                        1,747,401     1,974,761
Commitments and Contingencies (Note 6)
      Total                                          $ 3,464,402   $ 3,293,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                      Consolidated Statements of Capitalization



At December 31                                          2001          2000
                                                            (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
        7.28% and 7.18% weighted-average rate        $   179,000   $   206,000
      2.71%* and 5.59%** EIRR bonds due 2012-23          158,768       158,768
      EIRR bonds classified as
        current liabilities (Note 13)                    (31,000)      (31,000)
   Senior Notes
      7.125% due 2005                                    250,000       250,000
      6.500% due 2011                                    150,000             -
      Unamortized discount                                  (660)         (550)
   Medium-Term Notes
      6.69%** due 2002                                         -       200,000
   EIRR bonds
      3.25%* and 5.55%** Series A & B due 2015           106,500       106,500
      3.25%* and 4.35%** Series D due 2017                40,000        40,000
      EIRR bonds classified as
        current liabilities (Note 13)                   (146,500)     (146,500)
      4.50%* and 4.50%** Series C due 2017                50,000        50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         8.14% weighted-average rate due 2003-07           2,832             -
      Affordable Housing Notes
         8.16% and 8.29% weighted-average rate
         due 2003-08                                      19,746        31,129
         Total                                           778,686       864,347
Company-obligated Mandatorily Redeemable
   Preferred Securities of a trust holding solely
   KCPL Subordinated Debentures                          150,000       150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                       10,000        10,000
      4.50% - 100,000 shares issued                       10,000        10,000
      4.20% - 70,000 shares issued                         7,000         7,000
      4.35% - 120,000 shares issued                       12,000        12,000
   $100 Par Value - Redeemable
      4.00%                                                    -            62
         Total                                            39,000        39,062
Common Stock Equity
   Common stock-150,000,000 shares authorized
      without par value 61,908,726 shares issued,
      stated value                                       449,697       449,697
   Capital stock premium and expense                      (1,656)       (1,666)
   Retained earnings (see statements)                    344,815       473,321
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments             (12,110)            -
      Minimum pension liability                           (1,031)            -
         Total                                           779,715       921,352
         Total                                       $ 1,747,401   $ 1,974,761
*   Variable rate securities, weighted-average rate as of December 31, 2001
**   Variable rate securities, weighted-average rate as of December 31, 2000
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 GREAT PLAINS ENERGY
                         Consolidated Statements of Cash Flows



 Year Ended December 31                             2001       2000       1999
                                                           (thousands)
 Cash Flows from Operating Activities
 Net income (loss)                              $ (24,171) $ 158,704  $ 81,915
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt, net of
          income taxes                            (15,872)         -         -
       Cumulative effect of changes in
          accounting principles, net of
          income taxes                                  -    (30,073)        -
       Depreciation and depletion                 158,771    132,378   123,269
       Amortization of:
          Nuclear fuel                             17,087     15,227    15,782
          Other                                    16,755     11,940    12,263
       Deferred income taxes (net)                   (301)   (29,542)  (26,784)
       Investment tax credit amortization          (4,289)    (4,296)   (4,453)
       Fuel contract settlement                         -          -   (13,391)
       Loss from equity investments                   376     19,441    24,951
       (Gain) Loss on property                    171,477    (99,118)    1,200
       Kansas rate refund accrual                       -          -   (14,200)
       Allowance for equity funds
          used during construction                 (3,616)    (4,001)   (2,657)
       Other operating activities (Note 2)        (37,356)    23,213   (37,786)
           Net cash from operating activities     278,861    193,873   160,109
 Cash Flows from Investing Activities
 Utility capital expenditures                    (262,030)  (401,041) (180,687)
 Allowance for borrowed funds
    used during construction                       (9,197)   (12,184)   (3,378)
 Purchases of investments                         (46,105)   (55,531)  (35,072)
 Purchases of nonutility property                 (66,119)   (25,466)  (55,792)
 Proceeds from sale of assets                      66,460    225,958    39,617
 Hawthorn No. 5 partial insurance recovery         30,000     50,000    80,000
 Loan to DTI prior to majority ownership          (94,000)         -         -
 Other investing activities                        10,306     18,967   (10,316)
           Net cash from investing activities    (370,685)  (199,297) (165,628)
 Cash Flows from Financing Activities
 Issuance of long-term debt                       249,597    500,445    10,889
 Repayment of long-term debt                     (193,145)  (179,858) (109,060)
 Net change in short-term borrowings              140,747   (183,099)  228,699
 Dividends paid                                  (104,335)  (104,335) (106,662)
 Redemption of preferred stock                          -          -   (50,000)
 Other financing activities                        (6,883)    (5,925)    1,513
           Net cash from financing activities      85,981     27,228   (24,621)
 Net Change in Cash and Cash Equivalents           (5,843)    21,804   (30,140)
 Cash and Cash Equivalents at Beginning of Year    34,877     13,073    43,213
 Cash and Cash Equivalents at End of Year       $  29,034  $  34,877  $ 13,073

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                 GREAT PLAINS ENERGY
                    Consolidated Statements of Comprehensive Income



Year Ended December 31                              2001       2000       1999
                                                           (thousands)
Net Income (Loss)                               $ (24,171) $ 158,704  $ 81,915

Other comprehensive loss:
   Unrealized loss on securites
     available for sale                                 -          -    (3,778)
   Income tax benefit                                   -          -     1,367
     Net unrealized loss on
        securites available for sale                    -          -    (2,411)

   Loss on derivative
     hedging instruments                          (43,706)         -         -
   Income tax benefit                              18,136          -         -
     Net loss on derivative
          hedging instruments                     (25,570)         -         -

   Minimum pension liability                       (1,691)         -         -
   Income tax benefit                                 660          -         -
     Net minimum pension liability                 (1,031)         -         -

   Reclassification to revenues
     and expenses, net of tax                      (3,983)     2,337         -

   Comprehensive income before
     cumulative effect of a
     change in accounting
     principles, net of
     income taxes                                 (54,755)   161,041    79,504
   Cumulative effect to
     January 1, 2001, of a
     change in accounting
     principles, net of
     income taxes                                  17,443          -         -


 Comprehensive Income (Loss)                    $ (37,312) $ 161,041 $ 79,504

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                 GREAT PLAINS ENERGY
                    Consolidated Statements of Retained Earnings




                                                    2001       2000       1999
Year Ended December 31                                     (thousands)
 Beginning Balance                             $ 473,321  $ 418,952  $ 443,699
 Net Income (Loss)                               (24,171)   158,704     81,915
                                                 449,150    577,656    525,614
 Dividends Declared
    Preferred stock -
      at required rates                            1,647      1,649      3,911
    Common stock                                 102,688    102,686    102,751

 Ending Balance                                $ 344,815  $ 473,321  $ 418,952

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Statements of Income



Year ended December 31                    2001           2000           1999
                                                     (thousands)
Operating Revenues
   Electric sales revenues            $ 1,256,121    $ 1,063,804    $  897,393
   Other revenues                          94,773         52,064        24,089
      Total                             1,350,894      1,115,868       921,482
Operating Expenses
   Fuel                                   163,846        153,144       129,255
   Purchased power                        304,862        190,171        94,697
   Gas purchased and production expenses   17,454         30,396        11,125
   Other                                  304,704        249,926       220,534
   Maintenance                             77,172         74,466        62,589
   Depreciation and depletion             152,893        132,378       123,269
   (Gain) Loss on property                (22,026)       (99,118)        1,200
   General taxes                           97,288         92,228        93,051
      Total                             1,096,193        823,591       735,720
Operating income                          254,701        292,277       185,762
Losses from equity investments               (501)       (19,441)      (24,951)
Other income and expenses                 (22,440)       (15,353)       (7,382)
Interest charges                           97,653         75,686        68,334
Income before income taxes, extraordinary
   item and cumulative effect of changes
   in accounting principles               134,107        181,797        85,095
Income taxes                               30,288         53,166         3,180
Income before extraordinary item
   and cumulative effect of changes in
   accounting principles                  103,819        128,631        81,915
Early extinguishment of debt,
   net of income taxes                     15,872              -             -
Cumulative effect to January 1, 2000,
   of changes in accounting principles,
   net of income taxes (Note 3)                 -         30,073             -
Net income                                119,691        158,704        81,915
Preferred stock dividend requirements       1,098          1,649         3,733
Earnings available for common stock   $   118,593    $   157,055    $   78,182

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                   KANSAS CITY POWER & LIGHT COMPANY
                      Consolidated Balance Sheets



At December 31                                          2001          2000
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                         $       962   $    34,877
   Receivables                                            62,511       115,356
   Equity securities                                           -        18,597
   Fuel inventories, at average cost                      22,246        20,802
   Materials and supplies, at average cost                50,696        46,402
   Deferred income taxes                                   5,061           737
   Other                                                  11,484        14,455
      Total                                              152,960       251,226
Nonutility Property and Investments
   Affordable housing limited partnerships                     -        98,129
   Gas property and investments                                -        47,654
   Nuclear decommissioning trust fund                     61,766        56,800
   Other                                                  40,797        81,624
      Total                                              102,563       284,207
Utility Plant, at Original Cost
   Electric                                            4,332,464     3,832,655
   Less-accumulated depreciation                       1,793,786     1,645,450
      Net utility plant in service                     2,538,678     2,187,205
   Construction work in progress                          51,265       309,629
   Nuclear fuel, net of amortization
      of $127,101 and $110,014                            33,771        30,956
      Total                                            2,623,714     2,527,790
Deferred Charges
   Regulatory assets                                     124,406       139,456
   Prepaid pension costs                                  88,337        68,342
   Goodwill                                               22,952        11,470
   Other deferred charges                                 30,724        11,400
      Total                                              266,419       230,668
      Total                                          $ 3,145,656   $ 3,293,891

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                     $    20,404   $         -
   Commercial paper                                       62,000        55,600
   Current maturities of long-term debt                  227,383        93,645
   EIRR bonds classified as current (Note 13)            177,500       177,500
   Accounts payable                                      113,029       158,242
   Accrued taxes                                          15,895        14,402
   Accrued interest                                       11,327        12,553
   Accrued payroll and vacations                          22,581        28,257
   Accrued refueling outage costs                         12,979         1,890
   Other                                                  14,562        14,877
      Total                                              677,660       556,966
Deferred Credits and Other Liabilities
   Deferred income taxes                                 630,699       590,220
   Deferred investment tax credits                        45,748        50,037
   Accrued nuclear decommisioning costs                   63,040        58,047
   Other                                                  75,186        63,860
      Total                                              814,673       762,164
Capitalization (see statements)                        1,653,323     1,974,761
Commitments and Contingencies (Note 6)
      Total                                          $ 3,145,656   $ 3,293,891

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         KANSAS CITY POWER & LIGHT COMPANY
                     Consolidated Statements of Capitalization



At December 31                                           2001          2000
                                                             (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
        7.28% and 7.18% weighted-average rate        $   179,000   $   206,000
      2.71%* and 5.59%** EIRR bonds due 2012-23          158,768       158,768
      EIRR bonds classified as
        current liabilities (Note 13)                    (31,000)      (31,000)
   Senior Notes
      7.125% due 2005                                    250,000       250,000
      6.500% due 2011                                    150,000             -
      Unamortized discount                                  (660)         (550)
   Medium-Term Notes
      6.69%** due 2002                                         -       200,000
   EIRR bonds
      3.25%* and 5.55%** Series A & B due 2015           106,500       106,500
      3.25%* and 4.35%** Series D due 2017                40,000        40,000
      EIRR bonds classified as
        current liabilities (Note 13)                   (146,500)     (146,500)
      4.50%* and 4.50%** Series C due 2017                50,000        50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         8.14% weighted-average rate due 2003-07           2,832             -
      Affordable Housing Notes
         8.29% weighted-average rate due 2003-08               -        31,129
         Total                                           758,940       864,347
Company-obligated Mandatorily Redeemable
   Preferred Securities of a trust holding solely
   KCPL Subordinated Debentures                          150,000       150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                            -        10,000
      4.50% - 100,000 shares issued                            -        10,000
      4.20% - 70,000 shares issued                             -         7,000
      4.35% - 120,000 shares issued                            -        12,000
   $100 Par Value - Redeemable
      4.00%                                                    -            62
         Total                                                 -        39,062
Common Stock Equity
   Common stock-150,000,000 shares authorized
      without par value 61,908,726 shares issued,
         stated value                                          -       449,697
   Common stock-1,000 shares authorized without
      par value 1 share issued, stated value ***         487,041             -
   Capital stock premium and expense                      39,000        (1,666)
   Retained earnings (see statements)                    219,524       473,321
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments                (151)            -
      Minimum pension liability                           (1,031)            -
         Total                                           744,383       921,352
         Total                                       $ 1,653,323   $ 1,974,761
*   Variable rate securities, weighted-average rate as of December 31, 2001
**  Variable rate securities, weighted-average rate as of December 31, 2000
*** Reflects common stock value held by Great Plains Energy resulting from the exchange of KCP&L common stock to Great Plains Energy common stock and the transfer of $39 million of preferred stock and the associated stock premium and discount to Great Plains Energy due to the October 1, 2001 formation of the holding company.
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                KANSAS CITY POWER & LIGHT COMPANY
              Consolidated Statements of Cash Flows



 Year Ended December 31                             2001       2000       1999
                                                           (thousands)
 Cash Flows from Operating Activities
 Net income                                     $ 119,691  $ 158,704  $ 81,915
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt, net of
          income taxes                            (15,872)         -         -
       Cumulative effect of changes in
          accounting principles, net of
          income taxes                                  -    (30,073)        -
       Depreciation and depletion                 152,893    132,378   123,269
       Amortization of:
          Nuclear fuel                             17,087     15,227    15,782
          Other                                    15,717     11,940    12,263
       Deferred income taxes (net)                 12,867    (29,542)  (26,784)
       Investment tax credit amortization          (4,289)    (4,296)   (4,453)
       Fuel contract settlement                         -          -   (13,391)
       Loss from equity investments                   501     19,441    24,951
       (Gain) Loss on property                    (22,026)   (99,118)    1,200
       Kansas rate refund accrual                       -          -   (14,200)
       Allowance for equity funds
          used during construction                 (3,616)    (4,001)   (2,657)
       Other operating activities (Note 2)        (35,322)    23,213   (37,786)
       Net cash from operating activities         237,631    193,873   160,109
 Cash Flows from Investing Activities
 Utility capital expenditures                    (262,030)  (401,041) (180,687)
 Allowance for borrowed funds
    used during construction                       (9,197)   (12,184)   (3,378)
 Purchases of investments                         (41,548)   (55,531)  (35,072)
 Purchases of nonutility property                 (49,254)   (25,466)  (55,792)
 Proceeds from sale of assets                      64,072    225,958    39,617
 Hawthorn No. 5 partial insurance recovery         30,000     50,000    80,000
 Loan to DTI prior to majority ownership          (94,000)         -         -
 Other investing activities                         8,087     18,967   (10,316)
       Net cash from investing activities        (353,870)  (199,297) (165,628)
 Cash Flows from Financing Activities
 Issuance of long-term debt                       249,597    500,445    10,889
 Repayment of long-term debt                      (93,099)  (179,858) (109,060)
 Net change in short-term borrowings               14,524   (183,099)  228,699
 Dividends paid                                   (78,246)  (104,335) (106,662)
 Dividends paid to Great Plains Energy            (25,677)         -         -
 Cash of KLT Inc. and GPP dividended to
    Great Plains Energy                           (19,115)         -         -
 Redemption of preferred stock                          -          -   (50,000)
 Equity contribution from Great Plains Energy      39,000          -         -
 Other financing activities                        (4,660)    (5,925)    1,513
       Net cash from financing activities          82,324     27,228   (24,621)
 Net Change in Cash and Cash Equivalents          (33,915)    21,804   (30,140)
 Cash and Cash Equivalents at Beginning of Year    34,877     13,073    43,213
 Cash and Cash Equivalents at End of Year       $     962  $  34,877  $ 13,073

 The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KANSAS CITY POWER & LIGHT COMPANY
          Consolidated Statements of Comprehensive Income


Year Ended December 31                              2001       2000       1999
                                                           (thousands)
Net income                                      $ 119,691  $ 158,704  $ 81,915

Other comprehensive loss:
   Unrealized loss on securites
     available for sale                                 -          -    (3,778)
   Income tax benefit                                   -          -     1,367
     Net unrealized loss on
        securites available for sale                    -          -    (2,411)

   Loss on derivative
     hedging instruments                          (39,952)         -         -
   Income tax benefit                              16,590          -         -
     Net loss on derivative
        hedging instruments                       (23,362)         -         -

   Minimum pension liability                       (1,691)         -         -
   Income tax benefit                                 660          -         -
     Net minimum pension liability                 (1,031)         -         -

   Reclassification to revenues
        and expenses, net of tax                   (7,687)     2,337         -

   Comprehensive income before
     cumulative effect of a
     change in accounting
     principles, net of
     income taxes                                  87,611    161,041    79,504
   Cumulative effect to
     January 1, 2001, of a
     change in accounting
     principles, net of
     income taxes                                  17,443          -         -


Comprehensive Income                            $ 105,054  $ 161,041  $ 79,504

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                 KANSAS CITY POWER & LIGHT COMPANY
            Consolidated Statements of Retained Earnings




Year Ended December 31                              2001       2000       1999
                                                           (thousands)
 Beginning Balance                              $ 473,321  $ 418,952  $ 443,699
 Net Income                                       119,691    158,704     81,915
                                                  593,012    577,656    525,614
 Dividends Declared
    Preferred stock -
      at required rates                               824      1,649      3,911
    Common stock                                   77,011    102,686    102,751
    Common stock held by
      Great Plains Energy                          25,677          -          -
    Equity dividend of KLT Inc.
      and GPP to Great Plains Energy              269,976          -          -

 Ending Balance                                 $ 219,524  $ 473,321  $ 418,952

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. Effective October 1, 2001, KCP&L completed its formation of the holding company and became a wholly owned subsidiary of Great Plains Energy. Additionally, KCP&L dividended to Great Plains Energy, its ownership in KLT Inc. and GPP.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Great Plains Energy (The Company)
Great Plains Energy is a registered holding company under the PUHCA. Effective October 1, 2001, all outstanding KCP&L shares were exchanged one for one for shares of Great Plains Energy. The Great Plains Energy trading symbol "GXP" replaced the KCP&L trading symbol "KLT" on the New York Stock Exchange.

Effective October 1, 2001, KCP&L dividended its 100% ownership of KLT Inc. and GPP to Great Plains Energy. As a result, those companies are subsidiaries of Great Plains Energy and are not included in consolidated KCP&L's results of operations and financial position since that date.

Great Plains Energy's consolidated financial statements include consolidated KCP&L, KLT Inc. and GPP. The presentation of prior years results of operations and financial position for Great Plains Energy is provided for comparative purposes and is identical to the results of operations and financial position for consolidated KCP&L, prior to formation of the holding company, presented for those years. Intercompany balances and transactions have been eliminated in consolidation.

Consolidated KCP&L
KCP&L's consolidated financial statements include its wholly owned subsidiary HSS. In addition, KCP&L's consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001, formation of the holding company. KCP&L is a medium-sized, integrated electric utility with more than 474,000 customers at year-end in western Missouri and eastern Kansas. About 95% of KCP&L's retail electric revenues are from the Kansas City metropolitan area, an agribusiness center and major regional center for wholesale, retail and service companies. About 60% of KCP&L's 2001 retail megawatt-hour sales were to Missouri customers, the remainder to Kansas customers.

The rates charged by KCP&L are approved by the FERC and the state utility commissions, the MPSC and the KCC. The FERC regulates wholesale electricity operations and transmission rates and the state commissions regulate retail generation and distribution rates.

HSS, a wholly owned, unregulated subsidiary, owns 72% of RSAE, a consumer services company in Atlanta, Georgia. In 2001, HSS acquired majority ownership in RSAE and changed the method of accounting for RSAE from the equity method to consolidation. In addition, HSS owns all the stock of Worry Free Service, Inc. (Worry Free). Worry Free assists residential customers in obtaining financing primarily for heating and air conditioning equipment.

KLT Inc. and GPP
KLT Inc., formed in 1992, is an investment company focusing on energy-related ventures that are unregulated with high growth potential. KLT Inc.'s major holdings consist of Strategic Energy, KLT Gas, and investments in affordable housing limited partnerships. GPP, formed in 2001, will be a competitive generator that will sell to the wholesale market.

The preparation of Great Plains Energy and KCP&L's consolidated financial statements conforms with GAAP. Additionally, KCP&L's consolidated financial statements conform with the standards set forth by the FERC. GAAP requires in certain instances the use of estimates and assumptions that affect amounts reported in the financial statements along with the disclosure of commitments and contingencies at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Current Assets and Current Liabilities-The stated value of financial instruments classified as current assets or liabilities approximates fair value due to the short-term nature of the instruments. At December 31, 2000, the equity securities were considered trading securities and therefore were recorded at fair value based on quoted market prices.

Investments and Nonutility Property-KCP&L's nuclear decommissioning trust fund is recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt-The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. The stated values approximate fair market values.

Investments in Affordable Housing Limited Partnerships
At December 31, 2001, KLT Investments had $81.1 million in affordable housing limited partnerships. About 68% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties (estimated residual value). For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $52.9 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $13.5 million in 2001 and $2.4 million in 2000. Projected annual reductions of the book cost for the years 2002 through 2006 total $9 million, $12 million, $8 million, $7 million and $6 million, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

Securities Available for Sale
In 2000, CellNet completed a sale of its assets to a third party causing KLT's investment in CellNet to become worthless. Accordingly, in March 2000, KLT Inc. realized losses on its investment in CellNet of $4.8 million before taxes ($0.05 per share). At December 31, 1999, $3.8 million before taxes of this loss had been reported as an unrealized loss in the Consolidated Statement of Comprehensive Income. These pre-tax amounts were reduced by taxes of $1.7 million in 2000 and $1.4 million in 1999.

Prior to realizing the losses, the investment in CellNet had been accounted for as securities available for sale and adjusted to market value, with unrealized gains or (losses) reported as a separate component of comprehensive income. The cost of these securities available for sale that KLT Investments II held as of December 31, 1999, was $4.8 million. Accumulated net unrealized losses were $2.3 million at December 31, 1999.

Utility Plant
KCP&L's utility plant is stated at historical costs of construction. These costs include taxes, an allowance for funds used during construction (AFDC) and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage and removal, is charged to accumulated depreciation.

Through December 31, 2001, KCP&L received $160 million in insurance recoveries related to property destroyed in the February 17, 1999, explosion at the Hawthorn No. 5 generating unit. Recoveries received have been recorded as an increase in accumulated depreciation.

AFDC represents the cost of borrowed funds and a return on equity funds used to finance construction projects. AFDC on borrowed funds reduces interest charges. AFDC on equity funds is included as a
noncash item in Other income and expenses.   The rates used to compute
gross AFDC are compounded semi-annually and averaged 6.8% for 2001, 7.5% for 2000, and 7.7% for 1999.

Depreciation is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average about 3%.

Natural Gas Properties
KLT Gas follows the full cost method of accounting for its natural gas properties. Under the full cost method, all costs of acquisition, exploration and development of natural gas reserves are capitalized regardless of success. Any excess of book value plus costs to develop over the present value (10% discount rate) of estimated future net revenues (at year-end prices) from the natural gas reserves would be expensed.

Natural gas property and equipment included in the gas property and investments totaled $39.9 million, net of accumulated depreciation of $5.0 million, in 2001 and $18.1 million, net of accumulated depreciation of $1.1 million, in 2000.

Depletion, depreciation and amortization of these assets are calculated using the units of production method. The depletion per mmBtu was $1.35 for 2001, $0.63 for 2000 and $0.42 for 1999. Unproved
gas properties are not amortized but are assessed for impairment either individually or on an aggregated basis. All natural gas property interests owned by KLT Gas are located in the United States.

Wolf Creek Refueling Outage Costs
KCP&L accrues forecasted incremental costs to be incurred during scheduled Wolf Creek refueling outages monthly over the unit's operating cycle, normally about 18 months. Estimated incremental costs, which include operating, maintenance and replacement power expenses, are based on budgeted outage costs and the estimated outage duration. Changes to or variances from those estimates are recorded when known or probable.

Nuclear Plant Decommissioning Costs
The MPSC and the KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years.
The following table shows the decommissioning cost estimates and the escalation rates and earnings assumptions approved by the MPSC and the KCC in 2000. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. KCP&L does not expect plant decommissioning to start before 2025.

                                         KCC           MPSC
Future cost of decommissioning:
  Total Station                          $1.2 billion  $1.5 billion
  47% share                              $554 million  $694 million

Current cost of decommissioning (in 1999 dollars):
  Total Station                          $470 million  $470 million
  47% share                              $221 million  $221 million

Annual escalation factor                 3.60%         4.50%
Annual return on trust assets            6.93%         7.66%

KCP&L contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operating expenses and recovered in billings to customers. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L believes a rate increase will be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

The trust fund balance, including reinvested earnings, was $61.8 million at December 31, 2001, and $56.8 million at December 31, 2000. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities - Other.

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Under the new pronouncement, an entity must recognize as a liability the fair value of legal obligations associated with the retirement of long-lived assets. Management currently believes that nuclear decommissioning cost is the only significant legal retirement obligation.

After adoption of SFAS No. 143 in 2003, the asset retirement obligation for nuclear decommissioning would be recorded as a liability, currently estimated to be less than $100 million, with offsets to net utility plant and a regulatory asset. The amount recorded to the electric plant accounts will be depreciated over the remaining life of Wolf Creek. The associated liability will be increased for the passage of time (accretion) to operating expense. Trust fund income and losses from the external decommissioning trusts would be reported as investment income or loss. KCP&L does not anticipate results of operations to be significantly affected by the adoption of SFAS No. 143 as long as KCP&L is regulated. Regulatory assets or liabilities would be recorded when SFAS No. 143 is first adopted and then yearly for the difference between decommissioning expense determined by regulation and amounts required by SFAS No. 143.

Nuclear Fuel
KCP&L amortizes nuclear fuel to fuel expense based on the quantity of heat produced during generation of electricity. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent
disposal of spent nuclear fuel.   For the future disposal of spent
nuclear fuel, KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold. These disposal costs are charged to fuel expense.

A permanent disposal site will not be available for the industry until 2010 or later. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. As a result, disposal services for Wolf Creek will not be available before 2016. Wolf Creek has an on-site, temporary storage facility for spent nuclear fuel. In early 2000, Wolf Creek completed replacement of spent fuel storage racks to increase its on-site storage capacity for all spent fuel expected to be generated by Wolf Creek through the end of its licensed life in 2025.

Regulatory Assets
SFAS No. 71, "Accounting for Certain Types of Regulation", applies to regulated entities whose rates are designed to recover the costs of providing service. Under this statement, KCP&L defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If SFAS No. 71 were not applicable, the unamortized balance of $124.4 million of KCP&L's regulatory assets, net of the related tax benefit, would be written off.

                                                     Amortization
                                        December 31,    ending
                                           2001         period
Regulatory Assets                       (millions)
  Recoverable taxes                      $ 108.0
  Coal contract termination costs            6.4         2003
  Decommission and decontaminate federal
    uranium enrichment facilities            3.9         2007
  Premium on redeemed debt                   5.1         2023
  Other                                      1.0         2006
    Total Regulatory Assets              $ 124.4

Revenue Recognition
KCP&L and Strategic Energy use cycle billing and accrue estimated unbilled revenue at the end of each month. When Strategic Energy is arranging supply for retail customers, excess supply in certain time periods may occur. To reduce the total cost of providing energy to its retail customers, Strategic Energy sells the excess retail supply. The sale of excess retail supply is recorded in the consolidated statements of income as a reduction of purchased power. The gross amount of such excess retail supply sales was approximately $95.6 million in 2001, $29.5 million in 2000 and $7.2 million in 1999. KLT Gas records natural gas sales revenues based on the amount of gas sold to purchasers on its behalf.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses, and asset impairments are recorded in operating expenses. See Note 17 for additional information regarding the net impairment of DTI assets.

Asset Impairments
Long-lived assets, including intangibles, are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To the extent that there is impairment, analysis is performed based on several criteria, including but not limited to revenue trends,discounted operating cash flows and other operating factors, to determine the impairment amount.

Income Taxes
The balance sheet includes deferred income taxes for all temporary differences between the tax basis of an asset or liability and that reported in the financial statements. These deferred tax assets and liabilities are determined by using the tax rates scheduled by the tax law to be in effect when the differences reverse. A tax valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized.

Regulatory Asset - Recoverable taxes mainly reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences previously passed through to KCP&L customers. KCP&L records operating income tax expense based on ratemaking principles. However, if the method used for the balance sheet were reflected in the income statement, net income would remain the same.

Tax credits are recognized in the year generated except for certain KCP&L investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Basic and Diluted Earnings per Common Share Calculation
There is no dilutive effect on Great Plains Energy's earnings per share from other securities in 2001, 2000 or 1999. To determine earnings per common share, preferred stock dividend requirements are subtracted from both income before extraordinary item and cumulative effect of changes in accounting principles and net income before dividing by average number of common shares outstanding. The earnings per share impact of the extraordinary item and the cumulative effect of changes in accounting principles is determined by dividing each by the average number of common shares outstanding.

Earnings per share for KCP&L and Great Plains Energy are the same for the years 2000 and 1999, prior to the formation of the holding company.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
                                          2001       2000       1999
Cash flows affected by changes in:              (thousands)
  Receivables                          $(32,680)  $ (42,565)  $ (1,417)
  Fuel inventories                       (1,444)      1,787     (3,840)
  Materials and supplies                 (4,294)       (113)      (926)
  Accounts payable                        9,495      66,765      6,545
  Accrued taxes                         (31,133)     13,430    (14,653)
  Accrued interest                          667      (2,865)    (7,962)
  Wolf Creek refueling outage accrual 11,089 (5,166) (5,259) Pension and postretirement
    benefit obligations                 (22,577)    (12,653)     1,939
Other                                    33,932       4,593    (12,213)
    Total other operating activities   $(36,945)   $ 23,213   $(37,786)

Cash paid during the period:
  Interest                             $ 84,907    $ 76,395  $  74,520
  Income taxes                         $ 21,614    $ 80,445  $  52,300

During the first quarter of 2001, because KLT Telecom increased its equity ownership in DTI to a majority ownership, DTI was consolidated. On December 31, 2001, DTI filed voluntary petitions in Bankruptcy Court. See Note 17 for details regarding the bankruptcy. Beginning February 8, 2001, through December 31, 2001, prior to the bankruptcy, DTI's operations were included in KLT Telecom's results of operations.

The table below reflects a reconciliation of DTI's effect on Great Plains Energy's consolidated statement of cash flows for the year ended December 31, 2001, to the cash invested in DTI during 2001.

Cash Flows from Operating Activities                    (thousands)
  Amounts included in net income(loss)             $(248,437)

  Depreciation                                        17,907
  Goodwill amortization                                2,481
  Loss on property (net impairment)                  195,835
  Other operating activities
    Accretion of Senior Discount Notes and
      amortization of the discount                    16,364
    Other                                              1,719
  DTI adjustment to operating activities             234,306
    Net cash from operating activities                          $ (14,131)
Cash Flows from Investing Activities
  Purchase of additional ownership in DTI            (39,855)
  Purchase of nonutility property                    (33,648)
  Loans to DTI prior to consolidation                (94,000)
  Other investing activities                           3,002
    DTI effect on cash from investing activities                 (164,501)

Cash Flows from Financing Activities
    DTI effect on cash from financing activities                   (2,223)
    Cash flows from DTI investment                              $(180,855)

Cash invested in DTI
  Loan to DTI Holdings                             $ (94,000)
  Operating loans to Digital Teleport, Inc.          (47,000)
  Purchase of additional ownership in DTI            (39,855)
    Cash used for DTI investment                                $(180,855)

Consolidated KCP&L Other Operating Activities
                                         2001       2000       1999
Cash flows affected by changes in:              (thousands)
  Receivables                          $(43,604)  $(42,565)  $ (1,417)
  Fuel inventories                       (1,444)     1,787     (3,840)
  Materials and supplies                 (4,294)      (113)      (926)
  Accounts payable                      (14,878)    66,765      6,545
  Accrued taxes                          (1,995)    13,430    (14,653)
  Accrued interest                          610     (2,865)    (7,962)
  Wolf Creek refueling outage accrual 11,089 (5,166) (5,259) Pension and postretirement
    benefit obligations                 (22,577)   (12,653)     1,939
Other                                    41,771      4,593    (12,213)
    Total other operating activities   $(35,322)  $ 23,213   $(37,786)

Cash paid during the period:
  Interest                             $ 82,867   $ 76,395   $ 74,520
  Income taxes                         $ 21,470   $ 80,445   $ 52,300


As described in note 1, KCP&L dividended its ownership in KLT Inc. and GPP to Great Plains Energy on October 1, 2001. The effect of this transaction on KCP&L's consolidated statement of cash flows for the year ended December 31, 2001, is summarized in the table that follows.

 Effect of dividend to Great Plains Energy:         October 1, 2001
                                                     (thousands)
 Assets
   Cash                                         $ 19,115
   Equity securities                                 283
   Receivables                                   101,539
   Nonutility property and investments           529,121
   Goodwill                                       75,534
   Other assets                                    8,542
     Total assets                                             $734,134

 Liabilities and Accumulated Other Comprehensive Income
   Notes payable                                $  3,077
   Accounts payable                               67,853
   Accrued taxes                                  (1,050)
   Accrued interest                                1,878
   Deferred income taxes                         (23,868)
   Deferred telecommunications revenue            45,595
   Other liabilities and deferred credits         54,340
   Long-term debt                                329,788
   Accumulated other comprehensive income        (13,455)
     Total liabilities and accumulated
       other comprehensive income                              464,158

 Equity dividend of KLT Inc. and GPP to Great Plains Energy   $269,976

During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the tables that follow. The initial consolidation of DTI (February 8, 2001) and RSAE (January 1, 2001) are not reflected in KCP&L's consolidated statement of cash flows for the year ended December 31, 2001.
                                                 DTI       RSAE
                                                     (thousands)
Cash paid to obtain majority ownership       $ (39,855)  $   (560)
Subsidiary cash                                  4,557      1,053
  Purchase of DTI and RSAE,
    net of cash received                     $ (35,298)  $    493
Initial consolidation of subsidiaries:
Assets
   Cash                                      $   4,557   $  1,053

   Receivables                                   1,012      4,078
   Other nonutility property and               363,825      6,267
investments
   Goodwill                                     62,974     24,496
   Other assets                                  5,143      3,919
   Eliminate equity investment                 (67,660)    (7,200)
      Total assets                           $ 369,851   $ 32,613
Liabilities
   Notes payable                             $   5,300   $ 10,057
   Accounts payable                             31,299      6,219
   Accrued taxes                                 2,414         24
   Deferred income taxes                         7,437          -
   Other liabilities and deferred credits       46,531     13,418
   Loan from KLT Telecom (a)                    94,000          -
   Long-term debt                              182,870      2,895
      Total liabilities                      $ 369,851   $ 32,613
(a) KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership.

Sales of KLT Gas properties
KLT Gas sold producing natural gas properties to Evergreen Resources, Inc. (Evergreen) and Barrett Resources Corporation during 2000. The transactions are summarized in the table below.
                                           2000
                                       (thousands)
     Cash proceeds                      $ 125,958
     Preferred stock redeemed (a)         100,000
       Total cash proceeds                225,958
     Equity securities                     10,000
     Receivable                             1,243
       Total proceeds                     237,201
     Cost basis in property sold          (87,785)
     Accounts payable (b)                 (23,168)
     Other assets and liabilities (b)     (15,670)
       Gain on sale before income tax     110,578
     Income tax                           (42,606)
       Gain on sale, net of income tax  $  67,972
(a) The preferred stock received in September 2000 was redeemed in December 2000.
(b)  Includes $7.9 million of incentive compensation.

As part of the sales transactions, KLT Gas received additional
Evergreen shares valued at $4 million in December 2000 because of the increase in natural gas futures. The Evergreen common stock was considered a trading security and recorded at fair value at December 31, 2000.

3. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Changes in Pension Accounting Principles
Effective January 1, 2000, KCP&L changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. These changes were made to reflect more timely in pension expense the gains and losses incurred by the pension funds.

At the time KCP&L originally adopted the standards governing accounting for pensions, it chose the following accounting methods that would minimize fluctuations in pension expense:
- Recognized gains and losses if, as of the beginning of the year, the unrecognized net gain or loss exceeded 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. If amortization was required, amortization was the excess divided by the average remaining service period, approximately 15 years, of active employees expected to receive benefits under the plan. This method resulted in minimal gains being amortized.
- Determined the expected return by multiplying the long-term rate of return times the market-related value. KCP&L determined market-related value by recognizing changes in fair value of plan assets over a five-year period.

KCP&L has changed the above accounting methods to the following:
- Recognize gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses.
- Determine the expected return by multiplying the long-term rate of return times the fair value of plan assets.

Adoption of the new methods of accounting for pensions has led and will continue to lead to greater fluctuations in pension expense in the future.  The following table details the effects of the adoption of the new methods of accounting for pensions.
                             Changes in Method of Accounting for Pensions (a) Amortization
                             of Gains and  Expected         Reductions   Net
                                Losses      Return   Total      (b)     Total
                                   (millions except per share amounts)
Cumulative effect of change
  in method of accounting:
  Income                        $ 21.4     $ 13.6   $ 35.0  $  (4.9)   $ 30.1
  Basic and diluted earnings
  per common share              $ 0.35     $ 0.22   $ 0.57  $ (0.08)   $ 0.49
Year 2000 earnings effect of
change in method of accounting:
  Income                        $  4.1     $  2.0   $  6.1  $  (1.1)   $  5.0
  Basic and diluted earnings
  per common share              $ 0.07     $ 0.03   $ 0.10  $ (0.02)   $ 0.08
Prior year's earnings effect
of change in method of
accounting if the change had
been made January 1, 1999:
  1999
  Income                        $  4.4     $  1.1   $  5.5  $  (1.0)   $  4.5
  Basic and diluted earnings
  per common share              $ 0.07     $ 0.02   $ 0.09  $ (0.02)   $ 0.07
(a) All changes are increases to income or earnings per common share and are after income taxes.
(b) The Reductions column reflects the effects of capitalization and sharing with joint-owners of power plants.

Pension Plans and Other Employee Benefits
KCP&L has defined benefit pension plans for its employees, including officers and Wolf Creek employees. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. KCP&L satisfies the minimum funding requirements under the Employee Retirement Income Security Act of 1974.

During 2001, the plans, other than those at Wolf Creek, were amended resulting in an increase to the benefit obligation of $6.8 million. The increase was due primarily to an amendment to the non-management plan, which improved benefits to employees with at least thirty years of service who elected lump sum distributions.

During 2000, the plans were amended, except for those at Wolf Creek, which resulted in a $42.0 million increase in the benefit obligation. The amendments changed the mortality tables used and added enhanced benefit options. The enhancements include improved early retirement benefits for employees who retire after their age plus their years of service equals at least 85. The options also include lump sum distributions. During 2001, the plans experienced lump sum distributions related to these enhancements in excess of $33.0 million.

Primarily as a result of the significant decline in the market value of plan assets, KCP&L recorded an additional minimum pension liability of $20.0 million offset by an increase of $18.3 million in intangible assets and $1.7 million in other comprehensive income.

In addition to providing pension benefits, KCP&L provides certain postretirement health care and life insurance benefits for substantially all retired employees. KCP&L accrues the cost of postretirement health care and life insurance benefits during an employee's years of service and recovers these accruals through rates.
KCP&L funds the portion of net periodic postretirement benefit costs that are tax deductible.  Beginning in 2001, management employees who resign with 25 years or more of service are eligible for life insurance benefits.
                                 Pension Benefits           Other Benefits
                                 2001         2000         2001        2000
                                                 (thousands)
Change in benefit obligation
  Benefit obligation at
    beginning of year        $ 411,960    $ 334,939     $ 36,858     $ 31,910
  Service cost                  11,152        9,384          729          547

  Interest cost                 31,905       26,538        2,918        2,543
  Contribution by
    participants                     -            -          459          243
  Amendments                     6,790       42,025          960            -
  Actuarial (gain) loss         22,853       26,504        3,185        4,997
  Benefits paid                (28,807)     (27,116)      (3,432)      (2,980)
  Benefits paid by KCP&L        (1,381)        (314)        (454)        (402)
  Settlements                  (33,346)           -            -            -
  Benefit obligation at
    end of year (a)          $ 421,126    $ 411,960     $ 41,223     $ 36,858

                                 Pension Benefits           Other Benefits
                                2001        2000           2001        2000
                                                 (thousands)
Change in plan assets
  Fair value of plan assets
    at beginning of year     $ 564,947    $ 453,150    $   8,096     $  7,100
  Actual return on plan
    assets                    (112,397)     137,684          601          225
  Contributions by employer
    and participants             1,017        1,229        4,193        3,751
  Benefits paid                (28,807)     (27,116)      (3,432)      (2,980)
  Settlements                  (29,745)           -            -            -
  Fair value of plan assets
    at end of year           $ 395,015    $ 564,947    $   9,458     $  8,096

Prepaid (accrued)
  benefit cost
  Funded status              $ (26,111)   $ 152,987    $ (31,765)    $(28,762)
  Unrecognized actuarial
    (gain) loss                 58,686     (138,818)       4,649        1,692
  Unrecognized prior
    service cost                47,296       44,960        1,282          400
  Unrecognized transition
    obligation                    (230)      (2,253)      12,919       14,093
  Net prepaid (accrued)
    benefit cost            $   79,641   $   56,876     $(12,915)    $(12,577)

Amounts recognized in the
  consolidated balance
  sheets
  Prepaid benefit cost      $   88,337   $   68,342     $      -     $      -
  Accrued benefit cost          (8,696)     (11,466)     (12,915)     (12,577)
  Minimum pension
    liability adjustment       (19,994)           -            -            -
  Intangible asset              18,303            -            -            -
  Accumulated other
    comprehensive income         1,691            -            -            -
  Net amount recognized
    in statements           $   79,641   $   56,876     $(12,915)    $(12,577)
(a) Based on weighted-average discount rates of 7.25% in 2001 and 8.0% in 2000; and increases in future salary levels of 4.1% in 2001 and 2000.

                             Pension Benefits             Other Benefits
                           2001      2000      1999     2001    2000    1999
Components of net                            (thousands)
  periodic Benefit cost
Service cost            $ 11,152  $  9,384  $ 10,983   $  729  $  547  $  678
Interest cost             31,905    26,538    25,446    2,918   2,543   2,493
Expected return on
  plan assets            (48,967)  (39,571)  (31,263)    (403)   (361)   (348)
Amortization of prior
  service cost             3,884       488       498       78      78      77
Recognized net actuarial
  loss (gain)            (11,333)   (5,913)      896       32       2      51
Transition obligation     (2,023)   (2,072)   (2,072)   1,174   1,174   1,175
Net settlements           (1,738)        -         -        -       -       -
Net periodic benefit
  cost                  $(17,120) $(11,146) $  4,488   $4,528  $3,983  $4,126

Long-term rates of return on pension assets of 9.0% to 9.25% were used.

The pension benefits table above provides information relating to the funded status of all defined benefit pension plans on an aggregate basis. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was $213.4 million, $176.3 million, and $234.3 million, respectively, as of December 31, 2001, and $404.1 million, $342.6 million, and $564.9 million, respectively, as of December 31, 2000. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

Actuarial assumptions include an increase in the annual health care cost trend rate for the year 2001 and thereafter of 5.3%. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. An increase or decrease in the assumed health care cost trend rate by 1% per year would only increase or decrease the benefit obligation as of December 31, 2001, by about $2,000,000 and the combined service and interest costs of the net periodic postretirement benefit cost for 2001 by about $200,000.

Employee Savings Plans
KCP&L has a defined contribution savings plan that covers substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plan was $2.9 million during both 2001 and 2000, and $2.8 million during 1999.

Stock Options
The Company has a long-term incentive plan that permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that may be issued under the plan is 3.0 million.

Stock Options Granted 1992 - 1996
The exercise price of stock options granted equaled the market price of the Company's common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on Great Plains Energy's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At December 31, 2001, the market price of Great Plains Energy's common stock was $25.20, which exceeded the grant price for two of the three years that options granted were still outstanding. Unexercised options expire ten years after the grant date.

KCP&L follows Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for this plan. KCP&L recognizes annual expense equal to accumulated and reinvested dividends plus the impact of the change in stock price since the grant date. KCP&L expensed $(0.3) million in 2001, $1.1 million in 2000 and $(1.1) million in 1999.

Even though KCP&L follows APB Opinion 25, SFAS No. 123, "Accounting for Stock-Based Compensation" requires certain disclosures regarding expense and value of options granted using the fair-value method. KCP&L has expensed approximately the same amount as required by FASB
123. For options outstanding at December 31, 2001, grant prices range from $20.6250 to $26.1875 and the weighted-average remaining contractual life is 3.6 years.

Stock option activity over the last three years is summarized below:
                      2001                2000                1999
                 Shares   Price*     Shares   Price*     Shares   Price*
Outstanding at
  January 1      88,500   $23.57     89,875   $23.57     97,875   $23.41
  Exercised      31,125    23.27     (1,375)   23.88          -        -
  Canceled            -        -          -        -     (8,000)   21.63
Outstanding at
  December 31    57,375   $23.73     88,500   $23.57     89,875   $23.57
Exercisable as
  of December 31 57,375   $23.73     88,500   $23.57     89,875   $23.57
*weighted-average price

Stock Options Granted 2001
In 2001, 193,000 stock options were granted under the plan at the fair market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. Exercise prices range from $25.32 to $25.98.

Great Plains Energy follows APB Opinion 25 to account for these options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for the plan been recorded based on the fair value at the grant dates for awards as prescribed by SFAS No. 123, pro forma net income and earnings per share would not have been materially different than reported for 2001.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used to estimate the fair value of options granted in 2001: dividend yield of 6.37%; expected stock price volatility of 25.879%; risk-free interest rate of 5.53% and expected life of option of 9.2 years.

In 2001, 144,500 performance shares were awarded. The issuance of performance shares is contingent upon achievement, over a four-year period, of company and individual performance goals. Performance shares have an intrinsic value equal to the market price of a share on the date of grant. Pursuant to APB 25, expense is accrued for performance shares over the period services are performed, if attainment of the performance goals appears probable. As a result of the Company's 2001 results of operations, no compensation expense was recognized in 2001 related to the performance shares.

4. INCOME TAXES

Income tax expense consisted of the following:

Great Plains Energy                       2001        2000         1999
Current income taxes:                               (thousands)
  Federal                               $(32,628)    $ 76,076     $ 31,439
  State                                    1,304       10,928        2,978
    Total                                (31,324)      87,004       34,417
Deferred income taxes:
  Federal                                  9,785       (9,846)     (23,313)
  State                                     (943)        (469)      (3,471)
    Total                                  8,842      (10,315)     (26,784)
Investment tax credit amortization        (4,289)      (4,296)      (4,453)
    Total income tax expense             (26,771)      72,393        3,180
    Less:  Deferred taxes on the
           cumulative effect of
           changes in accounting
           principles                          -       19,227            -
           Deferred taxes on early
           extinguishment of debt          9,143            -            -
    Total                               $(35,914)    $ 53,166     $  3,180

Consolidated KCP&L                        2001        2000         1999
Current income taxes:                               (thousands)
  Federal                               $ 17,601     $ 76,076     $ 31,439
  State                                    4,109       10,928        2,978
    Total                                 21,710       87,004       34,417
Deferred income taxes:
  Federal                                 18,968       (9,846)     (23,313)
  State                                    3,042         (469)      (3,471)
    Total                                 22,010      (10,315)     (26,784)
Investment tax credit amortization        (4,289)      (4,296)      (4,453)
    Total income tax expense              39,431       72,393        3,180
    Less:  Deferred taxes on the
           cumulative effect of
           changes in accounting
           principles                          -       19,227            -
           Deferred taxes on early
           extinguishment of debt          9,143            -            -
    Total                               $ 30,288     $ 53,166     $  3,180

The effective income tax rates differed from the statutory federal rates mainly due to the following:
Great Plains Energy                       2001        2000         1999

Federal statutory income tax rate        (35.0)%      35.0 %       35.0 %
Differences between book and tax
  depreciation not normalized              1.4         0.7          6.9
Proposed IRS Adjustment (see Note 18)        -         4.6            -
Amortization of investment tax credits    (8.4)       (1.9)        (5.2)
Federal income tax credits               (41.6)       (9.2)       (26.4)
State income taxes                         0.5         2.9         (0.4)
Merger expenses                              -           -         (3.8)
Valuation allowance                       31.0           -            -
Other                                     (0.5)       (0.8)        (2.4)
  Effective income tax rate              (52.6)%      31.3 %        3.7 %

Consolidated KCP&L                        2001        2000         1999

Federal statutory income tax rate         35.0 %      35.0 %       35.0 %
Differences between book and tax
  depreciation not normalized              0.5         0.7          6.9
Proposed IRS Adjustment (see Note 18)        -         4.6            -
Amortization of investment tax credits    (2.7)       (1.9)        (5.2)
Federal income tax credits               (10.6)       (9.2)       (26.4)
State income taxes                         2.9         2.9         (0.4)
Merger expenses                              -           -         (3.8)
Other                                     (0.3)       (0.8)        (2.4)
  Effective income tax rate               24.8 %      31.3 %        3.7 %

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:

                                Great Plains Energy        Consolidated KCP&L
December 31                      2001          2000         2001        2000
                                                 (thousands)
Plant related                 $ 533,521      $530,600     $533,521    $530,600
Recoverable taxes                42,000        45,000       42,000      45,000
Pension and postretirement
  benefits                       21,474        10,544       21,474      10,544
Tax credit carryforwards        (19,183)            -            -           -
Gas properties related           (9,535)      (21,071)           -     (21,071)
Nuclear fuel outage              (5,061)         (737)      (5,061)       (737)
AMT credit                       (4,258)            -            -           -
Other                            14,906        25,147       33,704      25,147
  Net deferred tax liability
    before valuation allowance  573,864       589,483      625,638     589,483
Valuation allowance
    (see Note 17)                15,779             -            -           -
  Net deferred tax liability  $ 589,643      $589,483     $625,638    $589,483

The net deferred income tax liability consisted of the following:

                                Great Plains Energy        Consolidated KCP&L
December 31                      2001          2000         2001        2000
                                                 (thousands)
Gross deferred income tax
  assets                      $(125,413)     $(97,418)    $(73,640)   $(97,418)
Gross deferred income tax
  liabilities                   715,056       686,901      699,278     686,901
  Net deferred income tax
    liability                 $ 589,643      $589,483     $625,638    $589,483

5. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

On September 30, 2000, KLT Energy Services exercised an option to purchase 1,411,765 shares of Bracknell Corporation (Bracknell) common stock owned by Reardon Capital, L.L.C. (Reardon). KLT Energy Services received 1,136,789 common shares of Bracknell at $4.25 per share and a warrant to purchase the remaining 274,976 shares at an exercise price of $4.25 per share. On that date, the closing price of Bracknell stock was $6.80 per share. Reardon had granted the option to KLT Energy Services in connection with the acquisition by Bracknell of an investment owned by KLT Energy Services and Reardon. In May 2001, KLT Energy Services exercised its warrant for 274,976 shares at $4.25 per share and sold 278,600 shares of Bracknell common stock in June 2001 at $4.48 per share.

KLT Energy Services classified its investment in Bracknell as a trading security and reflected such investment at its market price.
At December 31, 2000, the market value of KLT Energy Service's investment in Bracknell was $6.2 million or $5.56 per Bracknell share. In November 2001, Bracknell common stock ceased trading at a last sale price of $0.13 per share. As a result, during 2001, KLT Energy
Services wrote off its investment in Bracknell.

Gregory Orman, President and Chief Executive Officer of KLT Energy Services owns 55% of the membership interests of Reardon in addition to 740,000 common shares (approximately 1%) of Bracknell. At December 31, 2001, Bracknell common stock is no longer traded.

In January of 1997, KLT Energy Services acquired approximately 71% of Custom Energy from Environmental Lighting Concepts. In February of 1999, Custom Energy acquired 100% of the outstanding ownership interest in Strategic Energy in exchange for 25% of the ownership interest in Custom Energy. Through a series of transactions, KLT Energy Services has increased its indirect ownership position in Strategic Energy to approximately 83% as of December 31, 2001. Environmental Lighting Concepts continues to own a 5.8% indirect ownership interest in Strategic Energy. Gregory Orman holds a 67% interest in Environmental Lighting Concepts.

6. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $9.5 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection, an assessment plan mandated by the NRC, provides insurance for the $9.3 billion balance.

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $88 million ($41 million, KCP&L's share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L's share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1998, is subject to an inflation adjustment every five years based on the Consumer Price Index.

Property, Decontamination, Premature Decommissioning and Extra Expense
Insurance
The Owners also carry $2.8 billion ($1.3 billion, KCP&L's share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. NEIL provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and NRC mandated site decontamination. KCP&L's share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted (see Note 1 - Nuclear Plant Decommissioning Costs).

The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

Under all NEIL policies, KCP&L is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments to KCP&L under the current policies could total about $10.7 million.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and could have a material, adverse effect on its financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. KCP&L's net investment on its books at December 31, 2001 and 2000, was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. This issue is being addressed in the courts. The passage of time, along with the appointment of a new state administration in Nebraska, has increased the chances for reversal of the license denial.

In May 1999, the Nebraska legislature passed a bill withdrawing
Nebraska from the Compact. In August 1999, the Nebraska governor gave official notice of the withdrawal to the other member states.
Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Environmental Matters
KCP&L's operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters.
The generation and transmission of electricity produces and requires disposal of certain hazardous products which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse affect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities at a significant cost. Expenditures made in 2001 to comply with environmental laws and regulations were not material in amount and are not expected to be material in the upcoming years with the exception of the issues discussed below.

Monitoring Equipment and Certain Air Toxic Substances
In July 2000, the National Research Council published its findings of a study under the Clean Air Act which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the EPA announced it would propose Maximum Achievable Control Technology (MACT) requirements to reduce mercury emissions by December 2003 and issue final rules by December 2004. KCP&L cannot predict the likelihood or compliance costs of such regulations.

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. The Appeals Court has not rendered a decision, and the new particulate standards have not been finalized. Without implementation of the regulations, the outcome cannot be determined, but the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

Nitrogen Oxide
The EPA announced in 1998 regulations implementing reductions in NOx emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCP&L's Missouri coal-fired plants by the year 2003.

In December 1998, KCP&L and several other western Missouri utilities filed suit against the EPA over the inclusion of western Missouri in the NOx reduction program based on the 1-hour NOx standard. On March 3, 2000, a three-judge panel of the District of Columbia Circuit of the U.S. Court of Appeals sent the NOx rules related to Missouri back to the EPA, stating the EPA failed to prove that fossil plants in the western part of Missouri significantly contribute to ozone formation in downwind states. On March 5, 2001, the U.S. Supreme Court denied certiorari, making the decision of the Court of Appeals final. This decision will likely delay the implementation of new NOx regulations by the EPA in the western portion of Missouri for some time.

If required to be implemented, KCP&L would need to incur significant capital costs, purchase power or purchase NOx emission allowances. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

Carbon Dioxide
At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the United States, agreed to a treaty (Kyoto Protocol) that would require a seven percent reduction in United States CO2 emissions below 1990 levels. Although the United States agreed to the Kyoto Protocol, the treaty has not been sent to Congress for ratification. The financial impact on KCP&L of future requirements in the reduction of CO2 emissions cannot be determined until specific regulations are adopted.

Nuclear Fuel Commitments
As of December 31, 2001, KCP&L's portion of Wolf Creek nuclear fuel commitments included $22.7 million for enrichment through 2006, $57.5 million for fabrication through 2025 and $3.8 million for uranium and conversion through 2003.

Coal Contracts
KCP&L's share of coal purchased under existing contracts was $44.6 million in 2001, $31.1 million in 2000, and $33.3 million in 1999. Under these coal contracts, KCP&L's remaining share of purchase commitments totals $65.7 million. Obligations for the years 2002 and 2003 based on estimated prices for those years, total $48.5 million and $17.2 million, respectively. The remainder of KCP&L's coal requirements will be fulfilled through spot market purchases.

Natural Gas Contracts
KCP&L has entered natural gas agreements for the purchase of natural gas to be used in the generation of electricity. At December 31, 2001, obligations under these agreements total $2.6 million for 2002. The remainder of KCP&L's natural gas requirements will be fulfilled through spot market purchases.

Purchased Capacity Commitments
KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective alternative to new construction. KCP&L capacity purchases totaled $17.7 million in 2001, $25.4 million in 2000 and $25.9 million during 1999. As of December 31, 2001, contracts to purchase capacity totaled $109.5 million through 2016. For the years 2002 through 2006, these commitments average $14 million per year. Capacity sales contracts to supply municipalities in the years 2002 through 2006 average $12 million. For the next five years, net capacity contracts average under 3% of KCP&L's 2001 total available capacity.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements for 2002 through 2006. Commitments under these agreements total $366.3 million in 2002, $242.5 million in 2003, $146.9 million in 2004, $142.2 million in 2005 and $17.1 million in 2006. See Note 15 for further discussion.

Leases
Consolidated expense for leases, excluding DTI, was about $28 million during 2001, $26 million during 2000 and $22 million in 1999. The remaining rental commitments under leases total $163.6 million ending in 2028. Obligations for the years 2002 through 2006 average $16 million per year.

KCP&L Leases
KCP&L has a transmission line lease with another utility through September 2025 whereby, with FERC approval, the rental payments can be increased by the lessor. If this occurs and KCP&L is able to secure an alternative transmission path, KCP&L can cancel the lease. Commitments under this lease total $1.9 million per year and $44.9 million over the remaining life of the lease if it is not canceled.

KCP&L's expense for other leases, including railcars, computer equipment, buildings, transmission line and other items, was about $25 million per year for the last three years. The remaining rental commitments under these leases total $159.4 million ending in 2028. Obligations for the years 2002 through 2006 average $15 million per year. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly-owned generating units, KCP&L has entered into leases for railcars to serve those units. KCP&L has reflected the entire lease commitment in the above amounts although about $1.9 million per year ($27.0 million total) will be reimbursed by the other owners.

In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 megawatts of peaking capacity (the "Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants (Investors) of $200 million. In accordance with SFAS No. 13 "Accounting for Leases," and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Project and related lease obligations are not included in KCP&L's consolidated balance sheet. The Lessor has appointed KCP&L as supervisory agent responsible for completing construction of the Project by no later than June 2004. The initial lease term is approximately three and one quarter years, beginning at the date of construction completion, which is expected to be October 2003. At the end of the lease term (October 2006), KCP&L may choose to sell the Project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. If KCP&L does not elect the sale option, KCP&L must either extend the lease, if it can obtain the consent of the Lessor, or purchase the Project for the then outstanding project cost. KCP&L also has contingent obligations to the Lessor upon an event of a default during both the construction period and lease period. Upon a default in the construction period, KCP&L's maximum obligation to the Lessor equals (i) in the circumstances of bankruptcy, fraud, illegal acts, misapplication of funds and willful misconduct, 100% of then-incurred project costs, and (ii) in all other circumstances, an amount which may be up to 89.9% of then-incurred project costs that are capitalizable in accordance with GAAP. At December 31, 2001, project costs were approximately $62.7 million. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs. KCP&L's rental obligation, which reflects interest payments only, totals approximately $35.5 million in the aggregate.

KLT Inc. Leases
KLT Inc. and its subsidiaries have entered operating leases for buildings, compressors, communications equipment and other items. KLT Inc.'s expense recorded for these leases was about $1 million per year during both 2001 and 2000. KLT Inc. and its subsidiaries had no leases in 1999. Obligations average about $1 million per year for the years 2002 through 2004 and $0.5 million per year for the years 2005 and 2006.

Guaranteed Savings Energy Management Agreements
KCP&L is contingently liable for guaranteed energy savings under agreements with several customers. KCP&L has entered agreements guaranteeing an aggregate value of approximately $14.7 million over the next nine years. In most cases a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees.

7. HSS PURCHASE OF AN ADDITIONAL OWNERSHIP INTEREST IN RSAE

On March 12, 2001, HSS acquired control of RSAE by acquiring an additional 22.1% of the shares of RSAE for $0.6 million.

This acquisition has been accounted for by the purchase method of accounting and the operating results of RSAE have been included in the KCP&L's consolidated financial statements from January 1, 2001, with the appropriate adjustments to minority interest from January 1, 2001, through the date of the acquisition. RSAE's December 31, 2001, assets included $23.0 million of goodwill, which was being amortized over 40 years. On a pro forma basis, as if the business had been acquired at the beginning of fiscal 2000, revenue, net income and earnings per share would not differ materially from the amounts reported in the KCP&L's year ended December 31, 2000, consolidated financial statements.

8. EQUITY METHOD INVESTMENTS

See Note 17 for information regarding 2001 activity in KLT Telecom's investment in DTI.

Sale of KLT Investments II Inc.'s Ownership of Downtown Hotel Group
On May 31, 2001, KLT Investments II Inc. sold its 25% ownership of Kansas City Downtown Hotel Group, L.L.C. for total proceeds of $3.8 million resulting in a $2.2 million gain before income taxes. The after income tax gain on the sale was $1.4 million ($0.02 per share). The carrying value of this equity method investment at December 31, 2000, was included in Other in the table below.

Sale of KLT Gas Properties
On June 28, 2001, KLT Gas sold its 50% ownership in Patrick KLT Gas, LLC for total proceeds of $42.3 million resulting in a $20.1 million gain before income taxes. The after income tax gain on the sale was $12.0 million ($0.19 per share).

After the acquisition of majority ownership in RSAE (see Note 7) and the sales of the equity method investments discussed above, the Company has no remaining equity method investments other than affordable housing limited partnerships held by KLT Investments. Equity method investments at December 31, 2000, excluding affordable housing limited partnerships, consisted of the following:

                           Common        Carrying
                          Ownership        Value
                          Percentage    December 31,
    Name of Company          2000           2000
                                        (thousands)

DTI                          47%          $      -
Patrick KLT Gas, LLC         50%            21,744
RSAE                         49%             6,750
Other                      Various           1,786
Total equity method
  investments                              $30,280

Summarized financial information supplied to us by companies in which the consolidated company had an equity investment was as follows:

December 31                       2000
                               (thousands)
Current assets                 $  36,368
Non-current assets               498,133
  Total Assets                 $ 534,501

Current liabilities            $  74,616
Non-current liabilities          460,786
Equity                              (901)
  Total Liabilities and Equity $ 534,501

Revenues                       $ 153,211
Costs and expenses               225,665
  Net Loss                     $ (72,454)

December 31                       2000
                               (thousands)
Consolidated share of net loss $ (36,707)
Less:  DTI losses not recorded
       by KLT Telecom after
       the investment was
       reduced to zero           (18,768)
Consolidated net loss recorded   (17,939)
Affordable housing equity losses  (1,502)
Total losses from equity
  investments                  $ (19,441)

9. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy reportable segments are strategic business units. KCP&L is the regulated electric utility. KLT Inc. and HSS are subsidiary holding companies for various unregulated business ventures. Other includes the operations of GPP, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy's reportable segments. Prior year information has been restated to conform to the current presentation.

                                                                   Great Plains
2001                            KCP&L      HSS    KLT Inc.  Other      Energy
                                                (millions)
 Operating revenues           $ 967.5    $ 66.2    $ 428.2  $   -    $ 1,461.9
 Fuel expense                  (163.8)        -          -      -       (163.8)
 Purchased power expense        (65.2)        -     (329.0)     -       (394.2)
 Other (a)                     (365.1)    (70.8)     (79.8)  (0.8)      (516.5)
 Depreciation and depletion    (136.3)     (2.4)     (20.1)     -       (158.8)
 Loss on property                (0.2)     (1.4)    (169.8)     -       (171.4)
 Loss from equity investments       -      (0.1)      (0.3)     -         (0.4)
 Other income and expenses       (9.2)      4.3      (24.2)  (0.4)       (29.5)
 Interest charges               (78.1)     (1.7)     (23.8)   0.3       (103.3)
 Income taxes                   (51.6)      0.3       86.9    0.3         35.9
 Early extinguishment of debt       -         -       15.9      -         15.9
 Net income (loss)            $  98.0    $ (5.6)   $(116.0) $(0.6)   $   (24.2)


Favorable/(unfavorable)                                            Great Plains
variance between 2001 and 2000  KCP&L      HSS    KLT Inc.  Other      Energy
                                                (millions)
 Operating revenues           $  15.5    $ 62.4    $ 268.1  $   -    $   346.0
 Fuel expense                   (10.7)        -          -      -        (10.7)
 Purchased power expense         40.5         -     (244.6)     -       (204.1)
 Other (a)                       17.3     (65.3)     (20.6)  (0.8)       (69.4)
 Depreciation and depletion     (12.0)     (0.7)     (13.7)     -        (26.4)
 Gain (loss) on property         (3.7)     12.0     (278.8)     -       (270.5)
 Loss from equity investments       -       6.5       12.5      -         19.0
 Other income and expenses        7.1       2.5      (23.8)   0.1        (14.1)
 Interest charges               (15.3)     (1.2)     (10.9)  (0.2)       (27.6)
 Income taxes                     1.3      (8.3)      95.8    0.3         89.1
 Early extinguishment of debt       -         -       15.9      -         15.9
 Cumulative effect of changes in
      pension accounting        (30.1)        -          -      -        (30.1)
 Net income (loss)            $   9.9    $  7.9    $(200.1) $(0.6)   $  (182.9)

                                                                   Great Plains
2000                            KCP&L      HSS    KLT Inc.  Other      Energy
                                                (millions)
 Operating revenues           $ 952.0    $  3.8    $ 160.1   $   -   $ 1,115.9
 Fuel expense                  (153.1)        -          -       -      (153.1)
 Purchased power expense       (105.7)        -      (84.4)      -      (190.1)
 Other (a)                     (382.4)     (5.5)     (59.2)      -      (447.1)
 Depreciation and depletion    (124.3)     (1.7)      (6.4)      -      (132.4)
 Gain (loss) on property          3.5     (13.4)     109.0       -        99.1
 Loss from equity investments       -      (6.6)     (12.8)      -       (19.4)
 Other income and expenses      (16.3)      1.8       (0.4)   (0.5)      (15.4)
 Interest charges               (62.8)     (0.5)     (12.9)    0.5       (75.7)
 Income taxes                   (52.9)      8.6       (8.9)      -       (53.2)
 Cumulative effect of changes in
      pension accounting         30.1         -          -       -        30.1
 Net income (loss)            $  88.1    $(13.5)   $  84.1    $  -   $   158.7


Favorable/(unfavorable)                                            Great Plains
variance between 2000 and 1999  KCP&L      HSS    KLT Inc.  Other      Energy
                                                (millions)
 Operating revenues           $  54.6    $  0.5    $ 139.3    $  -   $   194.4
 Fuel expense                   (23.8)        -          -       -       (23.8)
 Purchased power expense        (11.0)        -      (84.4)      -       (95.4)
 Other (a)                      (29.9)     (1.7)     (28.2)      -       (59.8)
 Depreciation and depletion      (5.9)     (0.1)      (3.1)      -        (9.1)
 Gain (loss) on property          3.5     (13.4)     110.2       -       100.3
 Loss from equity investments       -      (2.7)       8.2       -         5.5
 Other income and expenses       (7.5)      1.5       (1.5)   (0.5)       (8.0)
 Interest charges                (6.4)     (0.5)      (1.0)    0.5        (7.4)
 Income taxes                    (2.5)      6.6      (54.1)      -       (50.0)
 Cumulative effect of changes in
      pension accounting         30.1         -          -       -        30.1
 Net income (loss)            $   1.2    $ (9.8)   $  85.4    $  -   $    76.8


                                                                   Great Plains
1999                            KCP&L      HSS    KLT Inc.  Other      Energy
                                                (millions)
 Operating revenues           $ 897.4    $  3.3    $  20.8    $  -   $   921.5
 Fuel expense                  (129.3)        -          -       -      (129.3)
 Purchased power expense        (94.7)        -          -       -       (94.7)
 Other (a)                     (352.5)     (3.8)     (31.0)      -      (387.3)
 Depreciation and depletion    (118.4)     (1.6)      (3.3)      -      (123.3)
 Loss on property                   -         -       (1.2)      -        (1.2)
 Loss from equity investments       -      (3.9)     (21.0)      -       (24.9)
 Other income and expenses       (8.8)      0.3        1.1       -        (7.4)
 Interest charges               (56.4)        -      (11.9)      -       (68.3)
 Income taxes                   (50.4)      2.0       45.2       -        (3.2)
 Net income (loss)            $  86.9    $ (3.7)   $  (1.3)   $  -   $    81.9

 (a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expenses.

The following table provides additional detail on the operations of the KLT Inc. segment.

2001                             DTI(a)    SEL(a)   KLT Gas   Other   KLT Inc.
                                                 (millions)
 Operating revenues            $  15.9   $ 411.9   $  0.3    $  0.1    $ 428.2
 Purchased power expense             -    (329.0)       -         -     (329.0)
 Other                           (23.8)    (38.7)    (9.4)     (7.9)     (79.8)
 Depreciation and depletion      (17.9)     (0.3)    (1.8)     (0.1)     (20.1)
 Gain (loss) on property        (195.8)        -     23.8       2.2     (169.8)
 Loss from equity investments        -         -      1.0      (1.3)      (0.3)
 Other income and expenses         0.9      (6.4)     0.3     (19.0)     (24.2)
 Interest charges                (27.8)     (0.5)       -       4.5      (23.8)
 Income taxes                     74.7     (15.2)     0.1      27.3       86.9
 Early extinguishment of debt     15.9         -        -         -       15.9
 Net income (loss)             $(157.9)   $ 21.8   $ 14.3    $  5.8    $(116.0)


2000                             DTI(a)    SEL(a)   KLT Gas   Other   KLT Inc.
                                                 (millions)
 Operating revenues            $    -     $129.6   $  30.5   $   -     $ 160.1
 Purchased power expense            -      (84.4)        -       -       (84.4)
 Other                              -      (30.9)    (22.3)   (6.0)      (59.2)
 Depreciation and depletion         -       (0.4)     (6.0)      -        (6.4)
 Gain on property                   -          -     107.9     1.1       109.0
 Loss from equity investments   (14.4)         -       3.6    (2.0)      (12.8)
 Other income and expenses          -       (4.2)      5.3    (1.5)       (0.4)
 Interest charges                   -       (0.2)     (3.5)   (9.2)      (12.9)
 Income taxes                     5.2       (3.6)    (36.3)   25.8        (8.9)
 Net income (loss)             $ (9.2)    $  5.9   $  79.2   $ 8.2     $  84.1


1999                             DTI(a)    SEL(a)   KLT Gas   Other   KLT Inc.
                                                 (millions)
 Operating revenues            $    -     $   -    $  17.3   $  3.5    $  20.8
 Purchased power expense            -         -          -        -          -
 Other                              -         -      (16.0)   (15.0)     (31.0)
 Depreciation and depletion         -         -       (3.2)    (0.1)      (3.3)
 Gain (loss) on property            -         -       (2.9)     1.7       (1.2)
 Loss from equity investments   (22.2)      3.5       (2.6)     0.3      (21.0)
 Other income and expenses          -         -        0.1      1.0        1.1
 Interest charges                   -         -       (1.2)   (10.7)     (11.9)
 Income taxes                     8.0      (1.3)      11.8     26.7       45.2
 Net income (loss)            $ (14.2)   $  2.2    $   3.3   $  7.4    $  (1.3)

 (a) KLT Inc. acquired a majority ownership in Strategic Energy during the second quarter of 2000 and in DTI in February 2001. Prior to this, the investments in Strategic Energy and DTI were recorded on an equity basis. In the second quarter of 2000, Strategic Energy was included in the consolidated financial statements from January 1, 2000, with the appropriate adjustments to minority interest from January 1, 2000, through the date of the acquisition.

Consolidated KCP&L
On October 1, 2001, consolidated KCP&L dividended its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and are not included in consolidated KCP&L's results of operations and financial position since October 1, 2001. See Note 1 for additional information about the formation of the holding company.

The tables below reflect 2001 summarized financial information concerning consolidated KCP&L's reportable segments.  For the years ended 2000 and 1999, consolidated KCP&L's segment information is identical to the Great Plains Energy segment information presented above.
                                                 Subsidiaries
                                                transferred to    Consolidated
2001                           KCP&L      HSS  Great Plains Energy   KCP&L
                                                  (millions)
 Operating revenues           $ 967.5   $  66.2     $ 317.2       $  1,350.9
 Fuel expense                  (163.8)        -           -           (163.8)
 Purchased power expense        (65.2)        -      (239.7)          (304.9)
 Other (a)                     (365.1)    (70.8)      (60.7)          (496.6)
 Depreciation and depletion    (136.3)     (2.4)      (14.3)          (153.0)
 Gain (loss) on property         (0.2)     (1.4)       23.7             22.1
 Loss from equity investments       -      (0.1)       (0.4)            (0.5)
 Other income and expenses       (9.2)      4.3       (17.5)           (22.4)
 Interest charges               (78.1)     (1.7)      (17.8)           (97.6)
 Income taxes                   (51.6)      0.3        20.9            (30.4)
 Early extinguishment of debt       -         -        15.9             15.9
 Net income (loss)             $ 98.0     $(5.6)     $ 27.3       $    119.7

 (a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expenses.

                           KCP&L        HSS     KLT Inc.  Other  Consolidated
2001                                           (millions)
Assets                   $ 3,089.4    $ 53.9    $ 319.1    $2.0    $ 3,464.4
Capital and investment
  expenditures               265.8       1.1      105.7     1.7        374.3
2000
Assets                   $ 2,980.9    $ 25.3    $ 287.7       -    $ 3,293.9
Net equity method
  investments (b)                -       6.8       23.5       -         30.3
Capital and investment
  expenditures               406.1       0.3       75.6       -        482.0
1999
Assets                   $ 2,672.3    $ 50.0    $ 267.8       -    $ 2,990.1
Net equity method
  investments (b)                -      25.6       25.6       -         51.2
Capital and investment
  expenditures               184.6      25.7       61.3       -        271.6
(b) Excluding affordable housing limited partnerships.

10. GOODWILL AND INTANGIBLE PROPERTY

SFAS No. 142, "Goodwill and Other Intangible Assets"
SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 on January 1, 2002. Under the new pronouncement, goodwill will be assigned to reporting units and an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) will be done on all goodwill within six months of initially applying the statement and then at least annually, thereafter. Also, goodwill will no longer be amortized. Although the Company has not completed the analysis required by SFAS No. 142, management currently does not anticipate an impairment of goodwill. Goodwill, net of amortization, reported on Great Plains Energy's Consolidated Balance Sheets totaled $23.0 million associated with HSS' ownership interest in RSAE and $14.1 million associated with KLT Energy Services ownership interest in Strategic Energy at December 31, 2001, and $11.5 million related to the ownership interest in Strategic Energy at December 31, 2000. The goodwill associated with HSS' ownership interest in RSAE is also reflected on KCP&L's consolidated balance sheet.

Intangible Property
KCP&L electric utility plant on the consolidated balance sheets included intangible computer software of $48.2 million, net of accumulated depreciation of $33.0 million, in 2001 and $51.2 million, net of accumulated depreciation of $21.7 million, in 2000.

KLT Inc. gas property and investments on the consolidated balance sheets included intangible drilling costs of $17.7 million in 2001 and $7.0 million in 2000.

Other nonutility property and investments on the consolidated balance sheets included intangible computer software and other intangible property of $1.7 million, net of accumulated depreciation of $0.2 million, in 2001 and $0.7 million, net of accumulated depreciation in 2000.

11. RECEIVABLES
                                                 December 31
                                               2001        2000
                                                 (thousands)
KCP&L Receivable Corporation               $ 25,723     $ 48,208
KCP&L other receivables                      36,788       67,148
  Consolidated KCP&L receivables             62,511      115,356
Great Plains Energy other receivables        89,603            -
  Great Plains Energy receivables          $152,114     $115,356

In 1999, KCP&L entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to KCP&L Receivable Corporation, a special purpose entity established to purchase customer accounts receivable from KCP&L expiring in October 2002. The Company expects the agreement to be renewed annually. KCP&L Receivable Corporation has sold receivable interests to outside investors. In consideration of the sale, KCP&L received $60 million in cash in 2000 increasing to $70 million in 2001 and the remaining balance in the form of a subordinated note from KCP&L Receivable Corporation. The agreement is structured as a true sale under which the creditors of KCP&L Receivable Corporation are entitled to be satisfied out of the assets of KCP&L Receivable Corporation prior to any value being returned to KCP&L or its creditors. Accounts receivable sold under the agreement totaled $95.7 million at December
31, 2001 and $108.2 million at December 31, 2000.

Administrative costs associated with the sale of customer accounts receivable of approximately $2.7 million for the year ended December 31, 2001, approximately $4.3 million for the year ended 2000 and approximately $3.5 million for the year ended 1999, were included in Other income and expenses.

KCP&L other receivables at December 31, 2001, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at December 31, 2001, consist of accounts receivable held by KLT Inc. and its subsidiaries, including receivables of $85.0 million held by Strategic

Energy. Other receivables at December 31, 2000, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by subsidiaries.

12. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

In October 2001, Great Plains Energy entered into a $110 million bridge revolving credit facility with tiered pricing based on the credit rating of Great Plains Energy's unsecured long-term debt securities. Later in 2001, this facility was increased to $129 million. At December 31, 2001, Great Plains Energy had $124 million of outstanding borrowings under this facility with a weighted-average interest rate of 3.0%. This facility terminates on February 28, 2002. Great Plains Energy is in the process of syndicating a 364-day, revolving credit facility for up to $225 million with a group of banks to replace the bridge facility. The new facility will be used for general corporate purposes.

In 2001, Strategic Energy entered into a $5 million, variable interest rate line of credit that expires in December 2002. The line is secured by the deposits, moneys, securities, and other property in the possession of the lender. There were no outstanding borrowings under this agreement as of December 31, 2001. In January 2002, Strategic Energy increased this line of credit to $15 million.

KCP&L's short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. The weighted-average interest rate on the $62.0 million of commercial paper outstanding as of December 31, 2001, was 3.2%. The weighted-average interest rate on the $55.6 million of commercial paper outstanding as of December 31, 2000, was 7.1%. Under minimal fee arrangements, KCP&L's short-term bank lines of credit totaled $196.0 million with $134.0 million unused as of December 31, 2001, and $255.0 million with $199.4 million unused as of December 31, 2000.

RSAE has a $22.0 million short-term bank credit agreement. Great Plains Energy has entered into a support agreement with RSAE and the lender that ensures adequate capital to operate RSAE. At December 31, 2001, RSAE had $20.4 million of outstanding borrowings under the agreement with a weighted-average interest rate of 6.8%.

13. LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $364.8 million of medium-term notes and EIRR bonds (see discussion below). KCP&L is prohibited from issuing additional mortgage bonds while its unsecured medium-term notes are outstanding and remain unsecured. KCP&L has $200.0 million of these notes outstanding which mature in March 2002.

During the third quarter 2001, KCP&L remarketed $48.3 million of its $158.8 million secured EIRR bonds due 2012-23 at a fixed rate of 3.90% through August 31, 2004. See discussion of $31.0 million, remarketed weekly, below. The rest of the secured EIRR bonds are in a 35-day, dutch auction mode.

KCP&L Unsecured Notes
KCP&L has a total of $196.5 million of unsecured EIRR bonds outstanding. Series C, $50 million due 2017, has a fixed rate of 4.50% through August 31, 2003. See discussion of series A, B and D (classified as current liabilities) below. During 2001, KCP&L issued $150 million of unsecured senior notes increasing the outstanding unsecured senior notes to a total of $400 million.

KCP&L EIRR Bonds Classified as Current Liabilities
A $31.0 million variable-rate, secured EIRR bond with a final maturity in 2017 is remarketed on a weekly basis, with full liquidity support provided by a 364-day credit facility with one bank. This facility requires KCP&L to represent, as both a condition to renewal and prior to receiving any funding under the facility, that no Material Adverse Change has occurred. KCP&L's available liquidity under this credit line is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation, or sale. Additionally, in 2001 KCP&L remarketed three series of unsecured EIRR bonds at a fixed rate of 3.25% through August 29, 2002; its series A and B, $106.5 million due 2015, and series D, $40.0 million due 2017. If those bonds to be remarketed in less than one-year could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. Even though such an occurrence is unlikely, the $177.5 million of bonds discussed above are classified as current liabilities on the balance sheets for the current year and the prior year has been reclassified to be consistent with the current year presentation.

KLT Inc. Long-Term Debt
KLT Investments' affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. The equity securities held as collateral for these notes are included in other investments and nonutility property on the consolidated balance sheets.

Scheduled Maturities
Great Plains Energy's long-term debt maturities for the years 2002 through 2006 are $239 million, $31 million, $60 million, $293 million and $11 million, respectively. These amounts include consolidated KCP&L's long-term debt maturities for the years 2002 through 2006 of $227 million, $22 million, $56 million, $290 million and $9 million, respectively. EIRR bonds classified as current liabilities discussed above are considered due in 2015 and 2017 for the scheduled maturities.

14. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity
Effective October 1, 2001, all outstanding KCP&L shares of common stock were exchanged one for one for shares of Great Plains Energy. Great Plains Energy has shares of common stock registered with the Securities and Exchange Commission for a Dividend Reinvestment and Stock Purchase Plan (the Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy currently purchases shares for the Plan on the open market.

As of December 31, 2001, the Company held 35,916 shares of its common stock to be used for future distribution and 60,841 shares were held as of December 31, 2000. The cost of these shares is included in other investments and nonutility property on the consolidated balance sheets.

The Restated Articles of Consolidation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors.

Preferred Stock and Redeemable Preferred Stock
During 2001, KCP&L redeemed its redeemable 4% Cumulative Preferred
Stock.  Shares outstanding totaled 6,357 as of December 31, 2000.
Scheduled mandatory sinking fund requirements for the issue were 1,600 per year. Shares held by KCP&L to meet future sinking fund requirements totaled 5,734 as of December 31, 2000. The cost of these shares held by KCP&L was reflected as a reduction of the capital account.

Effective October 1, 2001, all shares of KCP&L preferred stock were converted to Great Plains Energy preferred stock. As of December 31, 2001, 0.4 million shares of $100 par Cumulative Preferred Stock, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities
In 1997, KCP&L Financing I (Trust) issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCP&L deducts these payments for tax purposes. KCP&L may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCP&L may redeem all or a portion of the debentures after March 31, 2002. If KCP&L redeems all or a portion of the debentures, the Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

15. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 on January 1, 2001, required the Company to record a $0.2 million expense, net of $0.1 million of income tax. The Company did not reflect this immaterial amount as a cumulative effect. This entry increased interest expense by $0.6 million and reduced purchased power expense by $0.3 million. The Company also recorded $17.4 million, net of $12.6 million of income tax, as a cumulative effect of a change in accounting principle applicable to comprehensive income for its cash flow hedges.

Derivative Instruments and Hedging Activities
The Company's activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

The Company's interest rate risk management strategy uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest-rate volatility on a portion of its variable rate debt. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

The Company's risk management activities, including the use of derivatives, are subject to the management, direction and control of Risk Management Committees.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to reduce a portion of KCP&L's interest rate risk by converting a portion of its variable interest rate payments into fixed interest rate payments.

In 2000, KCP&L issued $200 million of unsecured, floating rate medium-term notes. Simultaneously, KCP&L entered into interest rate cap agreements to hedge the interest rate risk on the notes. The cap agreements are designated as cash flow hedges. The difference between the fair market value of the cap agreements recorded on the balance sheet at initial adoption and the unamortized premium was reported in interest expense.

KCP&L entered into interest rate swap agreements to limit the interest rate on $30 million of long-term debt. These swaps do not qualify for hedge accounting. The swap agreements mature in 2003 and effectively fix the interest to a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets and liabilities and adjustments to interest expense on the income statement. Changes in the fair market value of these instruments are recorded in the income statement.

Commodity Risk Management
KCP&L's risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on its projected gas requirements for native and firm sales. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments is recorded as current assets and current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. Supplying electricity to retail customers under fixed rate contracts requires Strategic Energy to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, there is limited availability of forward fixed price power contracts. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income(loss). At December 31, 2001, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $11.7 million loss related to such cash flow hedges. However, most of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring any of the losses represented in comprehensive income.

The remaining swap agreements do not qualify for hedge accounting. The fair market value of these swaps at January 1, 2001, was recorded as an asset or liability on the consolidated balance sheet and an adjustment to the cost of purchased power. The change in the fair market value and future changes in the fair market values of these swaps will also be recorded in purchased power.

An option that was designated as a cash flow hedge expired on December 31, 2001. The option allowed Strategic Energy to purchase up to 270 megawatts of power at a fixed rate of $21 per mwh. The fair market value of this option and the swap agreements designated as cash flow hedges at January 1, 2001, was recorded as a current asset and a cumulative effect of a change in accounting principle in comprehensive income. When the power is purchased and to the extent the hedge is effective at mitigating the cost of purchased power, the amounts accumulated in other comprehensive income are reclassified to the consolidated income statement. However, most of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy will not receive income or losses to the extent represented in comprehensive income in the current or future periods. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in purchased power.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets and current liabilities, as applicable, and the cumulative effect of a change in an accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the impact of a change in the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in gas revenues.

KLT Gas unwound the majority of its gas hedge derivatives with an offsetting swap transaction during the second quarter of 2001
primarily due to declining production at its gas properties.   This
transaction does not qualify for hedge accounting. The fair market value of the swap has been recorded in gas revenues. Future changes in the fair market value of this swap will also be recorded in gas revenues.

KCP&L has eight capacity contracts it considers to be normal purchases and sales and not derivatives in accordance with GAAP. During the fourth quarter of 2001, FASB cleared new implementation guidelines that will be applied in the second quarter of 2002. KCP&L is still evaluating its capacity contracts under the new guidelines, but does not expect the contracts to be considered derivatives under the new guidelines.

The amounts recorded related to the cash flow hedges are summarized below.

Great Plains Energy activity for 2001
                           Cumulative    Increase
                           Effect to   (Decrease) in
                           January 1,  Comprehensive                December 31
                             2001         Income      Reclassified     2001
Balance Sheet Classification
Assets                                          (millions)
  Other current assets       $ 44.5       $(20.6)        $(24.1)      $(0.2)
Liabilities and
  capitalization
  Other current liabilities    (6.8)       (20.8)          14.9       (12.7)
  Other comprehensive
    income                    (17.4)        25.6            3.9        12.1
  Deferred income taxes       (12.7)        18.1            3.1         8.5
  Other deferred credits       (7.6)        (2.3)           2.2        (7.7)

KCP&L activity for 2001
                  Cumulative    Increase                Transferred
                  Effect to   (Decrease) in              to Great
Balance Sheet     January 1, Comprehensive                Plains    December 31
  Classification    2001         Income    Reclassified   Energy       2001
Assets                                      (millions)
  Other current
    assets         $ 44.5        $(20.6)      $(24.1)    $    -       $(0.2)
Liabilities and
  capitalization
  Other current
    liabilities      (6.8)        (15.7)         7.4       15.0        (0.1)
  Other
    comprehensive
    income          (17.4)         23.4          7.6      (13.4)        0.2
  Deferred income
    taxes           (12.7)         16.6          5.6       (9.4)        0.1
  Other deferred
    credits          (7.6)         (3.7)         3.5        7.8           -

16. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCP&L's share of jointly-owned electric utility plants as of December 31, 2001, is as follows (in millions of dollars):

                                        Wolf Creek    LaCygne       Iatan
                                           Unit        Units        Unit
KCP&L's share                               47%         50%          70%
Utility plant in service                 $ 1,360      $  327      $  253
Estimated accumulated depreciation
  (production plant only)                $   540      $  217      $  163
Nuclear fuel, net                        $    34           -           -
KCP&L's accredited capacity-megawatts        550         681         469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's share of direct expenses is included in the appropriate operating expense classifications in the income statement.

17. DTI HOLDINGS, INC. AND SUBSIDIARIES

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiary Digital Teleport Inc. (collectively called DTI), filed voluntary petitions in Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The filings enable DTI to continue to conduct its business operations while restructuring its financial obligations. DTI is a telecommunications company headquartered in St. Louis that focuses on providing access and connectivity to secondary and tertiary markets. KLT Telecom has agreed to provide up to $5 million in DIP financing to Digital Teleport Inc. during the bankruptcy process if it achieves certain financial goals. If KLT Telecom provides loans under this DIP financing agreement, it will have priority repayment over most other DTI obligations.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from the majority shareholder, Richard D. Weinstein (Weinstein) increasing its ownership to 83.6%. In connection with the February 8, 2001 purchase agreement, KLT Telecom granted Weinstein a put option. The put option allows Weinstein to sell his remaining shares to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The shares shall have an aggregate exercise price equal to the fair market of the shares with an aggregate floor amount of $15 million. The put option has negligible value at December 31,

2001, because of the bankruptcy of DTI and prior to December 31, 2001, because of the contract provisions.

Prior to items discussed below, KLT Telecom's remaining $175.2 million investment in DTI included a February 1, 2001, $94 million loan to Holdings, the proceeds of which were used to repurchase a portion of its Senior Discount Notes, and $47 million in loans to Digital Teleport Inc. under various arrangements. The $47 million of loans are secured, to the extent permitted by law or agreement, by Digital Teleport Inc.'s assets. In December 2001, KLT Telecom converted $84 million of the $94 million loan, plus accrued interest of $8.5 million, to an equity contribution.

The Company obtained from legal counsel, an opinion which stated that based upon and subject to the analysis, limitations and qualifications set forth in the opinion, that they are of the opinion that a court applying Missouri law and acting reasonably in a properly presented and argued case would hold that the corporate veil of DTI would not be pierced with respect to Great Plains Energy and its subsidiaries and therefore neither Great Plains Energy nor the subsidiaries would be required to fund, beyond KLT Telecom's current equity investment in or loans to DTI, directly, indirectly or through guarantees, any of the present, past or future liabilities, commitments or obligations of DTI except for the DIP loan and certain performance bonds.

The operating results of DTI have been included for the period
February 8, 2001, (date of acquisition) through September 30, 2001, for consolidated KCP&L and through December 31, 2001, for Great Plains Energy.

During the fourth quarter of 2001, the following have been recognized in the financial statements of Great Plains Energy related to the activities of DTI:

  - Wrote off $60.8 million of goodwill related to the purchase of DTI in February 2001.
  - Recorded a $342.5 million impairment of DTI's assets resulting in a negative KLT Telecom investment of $228.1 million.
  - Because of DTI's filing for bankruptcy protection under the U.S. Bankruptcy code, KLT Telecom no longer has control over nor can they exert significant control over DTI. As a consequence, as of December 31, 2001, DTI has been de-consolidated and is presented on the cost basis. Consequently KLT Telecom will not include the ongoing results of operations, earnings or losses incurred by DTI during bankruptcy.
  - Because of the legal opinion from counsel discussed above, the Company was able to record a reduction in the negative investment of $207.5 million. This reduction resulted in a net impairment charge of $195.8 million ($342.5 million impairment of DTI's assets plus the $60.8 million write-off of goodwill less the $207.5 million adjustment of KLT Telecom's investment) and a remaining negative investment of $20.6 million. This remaining negative investment represents the possible commitments and guarantees relating to DTI including the $5 million for DIP financing and the $15 million aggregate floor of the Weinstein put option. The $20.6 million is included in Deferred Credits and Other Liabilities - Other on Great Plains Energy's consolidated balance sheet.

The results of the above include a $140.0 million ($2.27 per share) reduction to net income ($195.8 included in (Gain) Loss on Property in Operating Expenses and $55.8 million of income tax benefits included in Income Taxes on Great Plains Energy's Consolidated Statements of Income).

The $55.8 million income tax benefits applicable to this net write-off is net of a $15.8 million tax valuation allowance due to the uncertainty of recognizing future tax deductions while in the bankruptcy process. The $55.8 million income tax benefit reflects the impact of DTI's 2001 abandonment of its $104 million of long-haul assets in addition to other expected tax deductions. If additional assets of DTI are sold or abandoned during the bankruptcy process, or additional tax losses not already reflected are incurred by DTI, KLT Telecom will record tax benefits associated with these additional tax deductions at that time. The amount of additional tax deductions will be limited by KLT Telecom's tax basis in DTI. DTI's tax losses will continue to be included in Great Plains Energy's consolidated tax return. In accordance with the tax allocation agreement with DTI, cash tax savings are shared with DTI only to the extent DTI generates taxable income to utilize such losses.

Following are condensed DTI consolidated financial statements for the year ended December 31, 2001.
                                                               Net Assets
                                                             De-consolidated
                                                                 by KLT
 DTI Consolidated Balance Sheet December 31, 2001                Telecom
                                                                (millions)
 Assets
   Property and equipment, net                      $   46.9
   Other                                                 6.1
     Total assets                                   $   53.0    $ (53.0)
 Liabilities
   Current liabilities not subject to compromise    $    0.2        0.2
   Liabilities subject to compromise
     Loans from KLT Telecom                             57.0
     Deferred revenue                                   45.8       45.8
     Interest payable to KLT Telecom                     3.0
     Other                                              31.9       31.9
     Senior discount notes
       Held by KLT Telecom                               8.5
       Held by others                                  203.2      203.2
     Total liabilities subject to compromise           349.4
 Stockholders' equity(deficit)                        (296.6)

     Total liabilities and
       stockholders' equity(deficit)                $   53.0    $ 228.1

 DTI Consolidated Statement of Income for the Year Ended December 31, 2001
                                                              (millions)
 Telecommunications service revenues                           $   17.4
 Operating expenses
   Provision for impairment of long-lived assets           (a)   (342.5)
   Other                                                          (44.2)
   Interest expense net of interest income                        (31.9)
     Loss before income tax benefit and extraordinary item       (401.2)
 Income tax benefit                                                37.9
 Gain on early extinguishment of debt                              57.2
     Net loss                                                  $ (306.1)

(a) The write-down of assets was determined by DTI in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The write-down reflects the abandonment of $104 million of long-haul assets and the impairment of the rest of the telecommunication network and equipment. The impairment is primarily a result of the downward trends in certain segments of the economy, particularly with respect to previously expected growth of demand in technology and telecommunications, the accompanying deterioration in value of DTI's operating assets and its Chapter 11 filing. The fair value used in the impairment analysis was derived primarily from the discounted cash flows from continued future operations.

 DTI Consolidated Statement of Cash Flows for the Year Ended
 December 31, 2001
                                                               (millions)
 Net cash used in operating activities                         $  (10.8)
 Net cash used in investing activities                            (41.2)
 Cash provided by financing activities                             42.9
   Net decrease in cash and cash equivalents                   $   (9.1)

 Reconciliation of DTI consolidated financial statements to DTI financial results included in Great Plains Energy consolidated financial statements
                                                               (millions)
 Loss before income tax benefit and extraordinary item         $ (401.2)
 Loss before consolidation on February 8, 2001                      7.1
 Goodwill write-off                                               (60.8)
 Reduction to KLT Telecom's negative investment in DTI            207.5
   Total                                                       $ (247.4)

 Net DTI write-off                                             $ (195.8)
 DTI operational loss, excluding net write-off                    (51.6)
   Total equal to the above                                      (247.4)
 Other                                                             (1.0)
   Total included in loss before income taxes                    (248.4)
 Income tax benefits recorded by KLT Telecom                       74.6
   Loss before extraordinary item                                (173.8)
 Early extinguishment of debt                                      15.9
   DTI loss included in Great Plains Energy consolidated loss  $ (157.9)

Extraordinary Item  Early Extinguishment of Debt
The KLT Telecom gain on early extinguishment of debt resulted from DTI's completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. The $15.9 million early extinguishment of debt has been reduced by the losses previously recorded by DTI but not reflected by KLT Telecom, and is net of $9.1 million of income taxes.

18. PROPOSED INTERNAL REVENUE SERVICE ADJUSTMENT - CORPORATE OWNED
LIFE INSURANCE

During 2000, KCP&L recorded a $12.7 million charge for the Federal and states income tax impact of the proposed disallowance of interest deductions on corporate owned life insurance loans and assessed interest on the disallowance for tax years 1994 to 1998. KCP&L believes it has complied with all applicable tax laws and regulations. As a result, KCP&L plans to vigorously contest the IRS's disallowance up to, and including, all appeals available.

19. QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for Great Plains Energy and consolidated KCP&L are identical prior to the October 1, 2001, formation of a holding company. Thus, Great Plains Energy and consolidated KCP&L are presented separately below for the year 2001 to reflect the differences for the registrants in the fourth quarter. The 2000 quarterly operating results presented below represent both Great Plains Energy and consolidated KCP&L.

 Great Plains Energy
                                                  Quarter
                                   1st         2nd       3rd         4th
                                                (millions)
 2001
 Operating revenues               $280.2     $346.5     $480.9     $ 354.3
 Operating income (loss)             7.4       75.8      131.7      (157.7)
 Income (loss) before
   extraordinary item               (3.0)      36.2       55.6      (128.8)
 Net income (loss)                  12.9       36.2       55.6      (128.9)
 Basic and diluted earnings
   (loss) per common share
   before extraordinary item      $(0.06)    $ 0.58     $ 0.89     $ (2.09)
 Basic and diluted earnings
   (loss) per common share        $ 0.20     $ 0.58     $ 0.89     $ (2.09)

 Basic and diluted earnings per common share in the fourth quarter of 2001 include a loss of $2.27 due to the net write-off of the investment in DTI.

Consolidated KCP&L
                                                  Quarter
                                   1st         2nd       3rd         4th
                                                (millions)
 2001
 Operating revenues               $280.2     $346.5     $480.9     $ 243.3
 Operating income                    7.4       75.8      131.7        39.8
 Income (loss) before
   extraordinary item               (3.0)      36.2       55.6        15.0
 Net income                         12.9       36.2       55.6        15.0

 Certain reclassifications have been made to previously reported amounts in the 2001 Form 10-Q's, reflecting audit adjustments to revenues and purchased power recorded by Strategic Energy. There is no impact to net income as a result of these adjustments. Revenues previously reported were $281.9 million, $354.3 million, and $492.6 million for the first, second and third quarters of 2001, respectively.

Great Plains Energy and Consolidated KCP&L
                                                  Quarter
                                   1st         2nd       3rd         4th
                                                (millions)
 2000
 Operating revenues               $199.3     $290.9     $378.4     $247.3
 Operating income                   22.0       63.3      142.2       64.8
 Income before cumulative effect
   of changes in accounting
   principles                        0.6       26.7       81.6       19.7
 Net income                         30.7       26.7       81.6       19.7
 Basic and diluted earnings per
   common share before cumulative
   effect of changes in
   accounting principles               -     $ 0.43     $ 1.31     $ 0.31
 Basic and diluted earnings per
   common share                   $ 0.49     $ 0.43     $ 1.31     $ 0.31

 Basic and diluted earnings per common share in the third and fourth quarter of 2000, include $0.62 and $0.48, respectively, from the sales of gas properties.

 The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

                Report of Independent Accountants

To the Shareholders and the Board of Directors of Great Plains Energy Incorporated:

We have audited the consolidated financial statements of Great Plains Energy Incorporated and Subsidiaries listed in the index appearing under Item 14 on page 87. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity), as of and for the year ended December 31, 2001, which statements reflect total assets of $53.0 million as of December 31, 2001 and total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended on January 1, 2001. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for pensions in 2000.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002

                Report of Independent Accountants

To the Shareholder and the Board of Directors of Kansas City Power & Light Company:

We have audited the consolidated financial statements of Kansas City Power & Light Company (a wholly-owned subsidiary of Great Plains Energy Incorporated) and Subsidiaries listed in the index appearing under Item 14 on page 87. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity through September 30, 2001), as of and for the year ended December 31, 2001, which statements reflect total assets of $53.0 million as of December 31, 2001 and total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Power & Light Company and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 15 to the consolidated financial statements, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended on January 1, 2001. As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for pensions in 2000.

As  discussed in Note 1 to the consolidated financial statements,
on   October   1,  2001  the  Company  completed  its   corporate
reorganization creating a holding company structure.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of DTI Holdings,
Inc.

We have audited the accompanying balance sheets of DTI Holdings, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") as of December 31, 2000 and 2001, and the related statements of operations and stockholder's equity (deficit) and of cash flows for the years ended June 30, 1999 and 2000, the six-month period ended December 31, 2000 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of DTI Holdings, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 1999 and 2000, the six-month period ended December 31, 2000 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations, negative working capital, and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company determined that the carrying value of its long-lived assets had been impaired during the year. In accordance with Financial Accounting
Standards No. 121, Accounting for the Impairment of Long-
Lived Assets and for Long-lived Assets to be Disposed of, the Company recorded an impairment charge of approximately
$342 million at December 31, 2001.


/s/ DELOITTE & TOUCHE, LLP

St. Louis, Missouri
January 30, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors, upon recommendation of the Board's Audit Committee, approved the engagement of the accounting firm of Deloitte & Touche LLP as the independent public accountants to audit and certify the financial statements in 2002, subject to ratification and approval by the shareholders. The services of the accounting firm of PricewaterhouseCoopers LLP, who previously served as Great Plains Energy Incorporated's and Kansas City Power & Light Company's independent public accountants, were notified on February 8, 2002, that their services would be discontinued effective with the completion of the audit of the December 31, 2001 financial statements. For further information, see the Company's Form 8-K/A dated February 8, 2002.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

DIRECTORS

KCP&L directors are the same as those listed for Great Plains Energy. See General Note to Part III.

EXECUTIVE OFFICERS

See Part I, page 6, entitled "Executive Officers of the Registrants."

ITEM 11.  EXECUTIVE COMPENSATION

See General Note to Part III.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

KCP&L is solely owned by Great Plains Energy.  See General Note to
Part III.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See General Note to Part III.

GENERAL NOTE TO PART III

Pursuant to General Instruction G to Form 10-K, the other information required by Part III (Items 10, 11, 12 and 13) of Form 10-K not disclosed above will either be (i) incorporated by reference from the Definitive Proxy Statement for Great Plains Energy's 2002 Annual Meeting of Shareholders, to be filed with the SEC not later than March 31, 2002, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K


FINANCIAL STATEMENTS
                                                                 PAGE
                                                                  NO.
								 ----
   GREAT PLAINS ENERGY

a. Consolidated Statements of Income for the years ended           34
   December 31, 2001, 2000 and 1999

b. Consolidated Balance Sheets - December 31, 2001 and             35
   2000

c  Consolidated Statements of Capitalization - December            36
   31, 2001 and 2000

d. Consolidated Statements of Cash Flows for the years             37
   ended December 31, 2001, 2000 and 1999

e. Consolidated Statements of Comprehensive Income and             38
   Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000 and 1999

   KCP&L

f. Consolidated Statements of Income for the years ended           39
   December 31, 2001, 2000 and 1999

g. Consolidated Balance Sheets - December 31, 2001 and             40
   2000

h  Consolidated Statements of Capitalization - December            41
   31, 2001 and 2000

i. Consolidated Statements of Cash Flows for the years             42
   ended December 31, 2001, 2000 and 1999

j. Consolidated Statements of Comprehensive Income and             43
   Consolidated Statements of Retained Earnings for the years ended December 31, 2001, 2000 and 1999

k. Notes to Consolidated Financial Statements                      44

l. Report of Independent Accountants - Great Plains                83
   Energy

m. Report of Independent Accountants - KCP&L                       84

n. Report of Independent Accountants - DTI                         85

EXHIBITS

     GREAT PLAINS ENERGY DOCUMENTS


EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENT

2.1 * Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

3.1.a   * Articles of Incorporation of Great Plains Energy
          Incorporated dated as of February 26, 2001 (Exhibit 3.i to Form 8-K filed October 1, 2001).

3.1.b   * By-laws of Great Plains Energy Incorporated dated
          March 13, 2001 (Exhibit 3.ii to Form 8-K filed October
          1, 2001).

4.1.a   * Resolution of Board of Directors Establishing 3.80%
          Cumulative Preferred Stock (Exhibit 2-R to Registration
          Statement, Registration No. 2-40239).

4.1.b   * Resolution of Board of Directors Establishing 4.50%
          Cumulative Preferred Stock (Exhibit 2-T to Registration
          Statement, Registration No. 2-40239).

4.1.c   * Resolution of Board of Directors Establishing 4.20%
          Cumulative Preferred Stock (Exhibit 2-U to Registration
          Statement, Registration No. 2-40239).

4.1.d   * Resolution of Board of Directors Establishing 4.35%
          Cumulative Preferred Stock (Exhibit 2-V to Registration
          Statement, Registration No. 2-40239).

10.1.a  * Long-Term Incentive Plan (Exhibit 28 to Registration
          Statement, Registration 33-42187).

10.1.b  * Annual Incentive Compensation Plan, dated February 2001
          (Exhibit 10-c to Form 10-K for the year ended
          December 31, 2000).

10.1.c  * Indemnification Agreement with each officer and director
          (Exhibit 10-f to Form 10-K for year ended December 31,
          1995).

10.1.d * Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to Form 10-K for the year ended December 31, 2000).

10.1.e  * Supplemental Executive Retirement Plan Amended and
          Restated November 1, 2000 (Exhibit 10-f to Form 10-K for the year ended December 31, 2000).

10.1.f  * Nonqualified Deferred Compensation Plan (Exhibit 10-b to
          Form 10-Q for period ended March 31, 2000).

10.1.g  * Employment Agreement between KLT Inc. and Gregory J.
          Orman (Exhibit 10-c to Form 10-Q for period ended
          March 31, 2000).

10.1.h  * KLT Inc. Incentive Compensation Plan for Employees and
          Directors (Exhibit 10-d to Form 10-Q for period ended
          March 31, 2000).

10.1.i * Amendment No. 1 to KLT Inc. Incentive Compensation Plan dated as of November 16, 2000 (Exhibit 10-j to Form 10-K for the year ended December 31, 2000).

10.1.j * Amendment No. 2 to KLT Inc. Incentive Compensation Plan dated as of January 25, 2001 (Exhibit 10-k to Form 10-K for the year ended December 31, 2000).

10.1.k Amendment No. 3 to KLT Inc. Incentive Compensation Plan dated as of December 26, 2001.

10.1.l  * KLT Gas Inc. Incentive Compensation Plan effective
          January 1, 2001(Exhibit 10-l to Form 10-K for the year ended December 31, 2000).

10.1.m Amendment No. 1 to KLT Gas Inc. Compensation Program dated as of October 31, 2001.

10.1.n  * Demand Promissory Note and Pledge Agreement between DTI
          Holdings, Inc. and KLT Telecom Inc. dated February 1,
          2001 (Exhibit 10-t to Form 10-K for the year ended
          December 31, 2000).

10.1.o  * Credit Agreement between KLT Telecom Inc. and Digital
          Teleport Inc. dated February 21, 2001 (Exhibit 10-u to
          Form 10-K for the year ended December 31, 2000).

10.1.p  * Amendment Number 1 dated April 30, 2001, to Credit
          Agreement among KLT Telecom Inc. and Digital Teleport,
          Inc. (Exhibit 10-c to Form 10-Q for the period ended
          June 30, 2001).

10.1.q * Amendment No. 2 dated June 4, 2001 to Credit Agreement between KLT Telecom Inc. and Digital Teleport Inc.
          (Exhibit 10-c to 10-Q for quarter ended June 30, 2001).

10.1.r  * Credit Agreement between KLT Telecom Inc. and Digital
          Teleport Inc. dated as of September 25, 2001 (Exhibit 10 to Form 10-Q for period ended September 30, 2001).

10.1.s    First Amendment dated as of October 23, 2001 to Credit
          Agreement between KLT Telecom Inc. and Digital Teleport
          Inc.

10.1.t Guaranty and Suretyship Agreement, dated as of March 30, 2001, by KLT Inc. in favor of PNC Bank, National
          Association.

10.1.u    Promissory Note between Strategic Energy, L.L.C. and
          Custom Energy Holdings, L.L.C. dated September 14, 2001.

10.1.v Credit Agreement dated as of October 3, 2001 among Great Plains Energy Incorporated and Bank One, NA.

16.1 * Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A dated February 8, 2002).

21.1      List of Wholly-Owned Subsidiaries of Great Plains Energy
          Inc.

23.1.a    Consent of Counsel.

23.1.b    Consent of Independent
          Accountants-PricewaterhouseCoopers LLP.

23.1.c    Consent of Independent Accountants-Deloitte & Touche
          LLP.

24.1      Powers of Attorney.

* FILED WITH THE SEC AS EXHIBITS TO PRIOR REGISTRATION STATEMENTS (EXCEPT AS OTHERWISE NOTED) AND ARE INCORPORATED HEREIN BY REFERENCE AND MADE A PART HEREOF. THE EXHIBIT NUMBER AND FILE NUMBER OF THE DOCUMENTS SO FILED, AND INCORPORATED HEREIN BY REFERENCE, ARE STATED IN PARENTHESIS IN THE DESCRIPTION OF SUCH EXHIBIT.

COPIES OF ANY OF THE EXHIBITS FILED WITH THE SEC IN CONNECTION WITH THIS DOCUMENT MAY BE OBTAINED FROM GREAT PLAINS ENERGY UPON WRITTEN REQUEST.

     KCP&L DOCUMENTS


EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT

2.2     *  Agreement and Plan of Merger among Kansas City Power &
           Light Company, Great Plains Energy Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001
           (Exhibit 2 to Form 8-K dated October 1, 2001).

3.2.a   *  Restated Articles of Consolidation of KCP&L, as amended
           October 1, 2001 (Exhibit 3-(i) to Form 10-Q for quarter ended September 30, 2001).

3.2.b   *  By-laws of KCP&L, as amended and in effect on November 7,
           2000 (Exhibit 3-b to Form 10-K for the year ended
           December 31, 2000).

4.2.a   *  General Mortgage and Deed of Trust dated as of December 1,
           1986, between KCP&L and UMB Bank, n.a. (formerly United Missouri Bank) of Kansas City, N.A., Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

4.2.b   *  Fourth Supplemental Indenture dated as of February 15,
           1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for year ended December 31, 1991).

4.2.c   *  Fifth Supplemental Indenture dated as of September 15,
           1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1992).

4.2.d   *  Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).

4.2.e   *  Seventh Supplemental Indenture dated as of October 1,
           1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1993).

4.2.f   *  Eighth Supplemental Indenture dated as of December 1,
           1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.g   *  Ninth Supplemental Indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).

4.2.h   *  Tenth Supplemental Indenture dated as of November 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-I to Form 10-K for year ended December 31, 1994).

4.2.i   *  Indenture for Medium-Term Note Program dated as of
           February 15, 1992, between KCP&L and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.j   *  Indenture for Medium-Term Note Program dated as of
           November 15, 1992, between KCP&L and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).

4.2.k   *  Indenture for Medium-Term Note Program dated as of
           November 17, 1994, between KCP&L and The Bank of New York (Exhibit 4-s to Form 10-K for year ended December 31,
           1994).

4.2.l   *  Indenture for Medium-Term Note Program dated as of
           December 1, 1996, between KCP&L and The Bank of New York (Exhibit 4 to Registration Statement, Registration No.
           333-17285).

4.2.m   *  Amended and Restated Declaration of Trust of KCP&L
           Financing I dated April 15, 1997 (Exhibit 4-a to Form 10-Q for quarter ended March 31, 1997).

4.2.n   *  Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-b to Form 10-Q for quarter ended March 31, 1997).

4.2.o   *  First Supplemental Indenture dated as of April 1, 1997 to the Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q for quarter ended March 31,
           1997).

4.2.p   *  Preferred Securities Guarantee Agreement dated April 15,
           1997 (Exhibit 4-d to Form 10-Q for quarter ended March 31,
           1997).

4.2.q   *  Indenture dated as of December 1, 2000, between Kansas
           City Power & Light Company and The Bank of New York
           (Exhibit 4-a to Report on Form 8-K dated December 18,
           2000).

10.2.a  *  Railcar Lease dated as of April 15, 1994, between Shawmut
           Bank Connecticut, National Association, and KCP&L (Exhibit 10 to Form 10-Q for period ended June 30, 1994).

10.2.b  *  Railcar Lease dated as of January 31, 1995, between First
           Security Bank of Utah, National Association, and KCP&L
           (Exhibit 10-o to Form 10-K for year ended December 31,
           1994).

10.2.c  *  Railcar Lease dated as of September 8, 1998, with CCG
           Trust Corporation (Exhibit 10(b) to Form 10-Q for period ended September 30, 1998).

10.2.d Amended and Restated Lease dated as of October 12, 2001 between Kansas City Power & Light Company and Wells Fargo Bank Northwest, National Association.

10.2.e  *  Purchase and Sale Agreement dated October 29, 1999 between
           KCP&L and Kansas City Power & Light Receivables Company (Exhibit 10-m to Form 10-K for year ended December 31,
           1999).

16.2    *  Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form
           8-K/A dated February 8, 2002).

23.2.a     Consent of Counsel.

23.2.b     Consent of Independent Accountants -
           PricewaterhouseCoopers LLP.

24.2       Powers of Attorney.

* FILED WITH THE SEC AS EXHIBITS TO PRIOR REGISTRATION STATEMENTS (EXCEPT AS OTHERWISE NOTED) AND ARE INCORPORATED HEREIN BY REFERENCE AND MADE A PART HEREOF. THE EXHIBIT NUMBER AND FILE NUMBER OF THE DOCUMENTS SO FILED, AND INCORPORATED HEREIN BY REFERENCE, ARE STATED IN PARENTHESIS IN THE DESCRIPTION OF SUCH EXHIBIT.

COPIES OF ANY OF THE EXHIBITS FILED WITH THE SEC IN CONNECTION WITH THIS DOCUMENT MAY BE OBTAINED FROM KCP&L UPON WRITTEN REQUEST.

REPORTS ON FORM 8-K

     GREAT PLAINS ENERGY

Great Plains Energy filed a report on Form 8-K with the SEC dated
October 1, 2001 with attached documents in connection with the completion of a corporate restructuring.

Great Plains Energy filed a report on Form 8-K with the SEC dated
October 9, 2001, providing an update on the financial condition of DTI Holdings, Inc. and Digital Teleport, Inc.

Great Plains Energy filed a report on Form 8-K with the SEC dated
December 31, 2001 regarding the filing of voluntary petition for reorganization under Chapter 11 of the U.S. bankruptcy code by DTI Holdings, Inc. and Digital Teleport, Inc.

Great Plains Energy filed a report on Form 8-K/A with the SEC dated February 8, 2002 regarding a change in the certifying accountants for 2002.

     KCP&L

KCP&L filed a report on Form 8-K with the SEC dated October 10, 2001 with attached documents in connection with the completion of a corporate restructuring.

KCP&L filed a report on Form 8-K with the SEC dated November 19, 2001 with attached documents in connection with the issuance of $150,000,000 aggregate principal amount of 6.50% Senior Notes.

KCP&L filed a report on Form 8-K/A with the SEC dated February 8, 2002 regarding a change in the certifying accountants for 2002.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 26th day of February, 2002.

                               GREAT PLAINS ENERGY INCORPORATED

                               By   /s/Bernard J. Beaudoin
                                    Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature			 Title                     Date
---------                        -----                     ----
/s/Bernard J. Beaudoin	Chairman of the Board,    )
(Bernard J. Beaudoin)	President and Chief       )
			Executive Officer         )
			(Principal Executive      )
			Officer)                  )
			                          )
/s/Andrea F. Bielsker	Vice President - Finance  )
(Andrea F. Bielsker)	Chief Financial Officer   )
			and Treasurer             )
			(Principal Financial 	  )
			Officer)                  )
			                          )
/s/Neil Roadman		Controller                )
(Neil Roadman)		(Principal Accounting     )
			Officer)                  )
						  )
David L. Bodde*		Director		  ) February 26, 2002
						  )
Mark A. Ernst*		Director		  )
						  )
William K. Hall*	Director		  )
						  )
Luis A. Jimenez*	Director		  )
						  )
William C. Nelson*	Director		  )
						  )
Linda Hood Talbott*	Director		  )
						  )
Robert H. West*		Director		  )


*By  /s/Bernard J. Beaudoin
     (Bernard J. Beaudoin)
     Attorney-in-Fact*

					93

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Kansas City, and State of Missouri on the 26th day of February, 2002.

                               KANSAS CITY POWER & LIGHT COMPANY

                               By   /s/Bernard J. Beaudoin
                                    Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature			 Title                     Date
---------                        -----                     ----
/s/Bernard J. Beaudoin	Chairman of the Board,    )
(Bernard J. Beaudoin)	President and Chief       )
			Executive Officer         )
			(Principal Executive      )
			Officer)                  )
			                          )
/s/Andrea F. Bielsker	Vice President - Finance  )
(Andrea F. Bielsker)	Chief Financial Officer   )
			and Treasurer             )
			(Principal Financial 	  )
			Officer)                  )
			                          )
/s/Neil Roadman		Controller                )
(Neil Roadman)		(Principal Accounting     )
			Officer)                  )
						  )
David L. Bodde*		Director		  ) February 26, 2002
						  )
Mark A. Ernst*		Director		  )
						  )
William K. Hall*	Director		  )
						  )
Luis A. Jimenez*	Director		  )
						  )
William C. Nelson*	Director		  )
						  )
Linda Hood Talbott*	Director		  )
						  )
Robert H. West*		Director		  )


*By  /s/Bernard J. Beaudoin
     (Bernard J. Beaudoin)
     Attorney-in-Fact*

					94