Form 10-Q
period 2002-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2002-05-10
CIK 1143068, 54476

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


Commission     Registrant, State of Incorporation,      I.R.S. Employer
  File Number       Address and Telephone Number       Identification Number

   03-33207       GREAT PLAINS ENERGY INCORPORATED           43-1916803
                      (A Missouri Corporation)
                         1201 Walnut Street
                     Kansas City, Missouri 64106
                           (816) 556-2200

     1-707        KANSAS CITY POWER & LIGHT COMPANY          44-0308720
                      (A Missouri Corporation)
                         1201 Walnut Street
                     Kansas City, Missouri 64106
                           (816) 556-2200


Each of the following classes or series of securities registered pursuant to
Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant                      Title of each class

Great Plains
  Energy Incorporated      Cumulative Preferred Stock
                              par value $100 per share        3.80%
                           Cumulative Preferred Stock
                              par value $100 per share        4.50%
                           Cumulative Preferred Stock
                              par value $100 per share        4.35%
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

Yes   X     No

The number of shares outstanding of the registrant's Common stock at May 8, 2002, was 61,908,574 shares.

                                GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or
Acronym                   Definition

Clean Air Act        Clean Air Act Amendments of 1990
CO2                  Carbon Dioxide
Consolidated KCP&L   KCP&L and its subsidiary HSS
COLI                 Corporate Owned Life Insurance
DIP                  Debtor-in-Possession
DTI                  DTI Holdings, Inc. and its subsidiary Digital Teleport Inc.
EIRR                 Environmental Improvement Revenue Refunding
EPA                  Environmental Protection Agency
EPS                  Earnings per share
FASB                 Financial Accounting Standards Board
FERC                 Federal Energy Regulatory Commission
GPP                  Great Plains Power Incorporated, a subsidiary of Great
                     Plains Energy Incorporated
HSS                  Home Service Solutions Inc., a subsidiary of KCP&L
KCC                  The State Corporation Commission of the State of Kansas
KCP&L                Kansas City Power & Light Company, a regulated electric
                     utility subsidiary of Great
                     Plains Energy Incorporated
MACT                 Maximum Achievable Control Technology
MISO                 Midwest Independent System Operator
MPSC                 Missouri Public Service Commission
NEIL                 Nuclear Electric Insurance Limited
NOx                  Nitrogen Oxide
PCBs                 Polychlorinated biphenyls
RSAE                 R.S. Andrews Enterprises, Inc. a consumer services company in which HSS owns a 72%
                     equity interest
RTO                  Regional Transmission Organization
SPP                  Southwest Power Pool
SFAS                 Statement of Financial Accounting Standards
WCNOC                Wolf Creek Nuclear Operating Corporation

PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                               GREAT PLAINS ENERGY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                        March 31     December 31
                                                          2002           2001
--------------------------------------------------------------------------------
                                                             (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                           $   23,453     $   29,034
   Receivables                                            155,609        152,114
   Fuel inventories, at average cost                       25,453         22,246
   Materials and supplies, at average cost                 52,346         50,696
   Current income taxes                                    48,519         31,031
   Deferred income taxes                                    3,433          5,061
   Other                                                   12,685         19,167
                                                           ------         ------
      Total                                               321,498        309,349
--------------------------------------------------------------------------------
Nonutility Property and Investments
   Affordable housing limited partnerships                 74,921         81,136
   Gas property and investments                            45,869         43,385
   Nuclear decommissioning trust fund                      64,135         61,766
   Other                                                   71,628         64,519
                                                           ------         ------
      Total                                               256,553        250,806
--------------------------------------------------------------------------------
Utility Plant, at Original Cost
   Electric                                             4,376,024      4,332,464
   Less-accumulated depreciation                        1,824,703      1,793,786
                                                        ---------      ---------
      Net utility plant in service                      2,551,321      2,538,678
   Construction work in progress                           42,387         51,265
   Nuclear fuel, net of amortization of
      $130,857 and $127,101                                30,730         33,771
                                                           ------         ------
      Total                                             2,624,438      2,623,714
--------------------------------------------------------------------------------
Deferred Charges
   Regulatory assets                                      141,362        124,406
   Prepaid pension costs                                   87,739         88,337
   Goodwill                                                37,066         37,066
   Other deferred charges                                  37,182         30,724
                                                           ------         ------
      Total                                               303,349        280,533
--------------------------------------------------------------------------------
      Total                                            $3,505,838     $3,464,402
================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                       $  182,439     $  144,404
   Commercial paper                                        31,388         62,000
   Current maturities of long-term debt                    38,768        238,767
   EIRR bonds classified as current                       177,500        177,500
   Accounts payable                                       186,429        173,956
   Accrued taxes                                           25,553         14,324
   Accrued interest                                        19,030         13,262
   Accrued payroll and vacations                           23,833         26,422
   Accrued refueling outage costs                           8,805         12,979
   Other                                                   26,437         35,810
                                                           ------         ------
      Total                                               720,182        899,424
--------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Deferred income taxes                                  606,900        594,704
   Deferred investment tax credits                         44,702         45,748
   Accrued nuclear decommissioning costs                   65,415         63,040
   Other                                                  120,542        114,085
                                                          -------        -------
      Total                                               837,559        817,577
--------------------------------------------------------------------------------
Capitalization (see statements)                         1,948,097      1,747,401
--------------------------------------------------------------------------------
Commitments and Contingencies (Note 5)
--------------------------------------------------------------------------------
      Total                                            $3,505,838     $3,464,402
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                    Consolidated Statements of Capitalization
                                  (Unaudited)



                                                      March 31       December 31
                                                        2002             2001
--------------------------------------------------------------------------------
                                                             (thousands)


Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
         7.28% weighted-average rate                 $   179,000    $   179,000
      2.72%* and 2.71%** EIRR bonds due 2012-23          158,768        158,768
      EIRR bonds classified as current liabilities       (31,000)       (31,000)
   Senior Notes
      7.125% due 2005                                    250,000        250,000
      6.500% due 2011                                    150,000        150,000
      6.000% due 2007                                    225,000              -
      Unamortized discount                                (1,084)          (660)
   EIRR bonds
      3.25%*** Series A & B due 2015                     106,500        106,500
      3.25%*** Series D due 2017                          40,000         40,000
      EIRR bonds classified as current liabilities      (146,500)      (146,500)
      4.50%*** Series C due 2017                          50,000         50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
        8.02%* and 8.14%** weighted-average rate
        due 2003-07                                        3,022          2,832
      Affordable Housing Notes
        8.16% weighted-average rate due 2003-08           19,746         19,746
                                                          ------         ------
         Total                                         1,003,452        778,686
--------------------------------------------------------------------------------
Company-obligated Mandatorily Redeemable Preferred
   Securities of a trust holding solely KCP&L
   Subordinated Debentures                               150,000        150,000
--------------------------------------------------------------------------------
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                       10,000         10,000
      4.50% - 100,000 shares issued                       10,000         10,000
      4.20% - 70,000 shares issued                         7,000          7,000
      4.35% - 120,000 shares issued                       12,000         12,000
                                                          ------         ------
         Total                                            39,000         39,000
--------------------------------------------------------------------------------
Common Stock Equity
   Common stock-150,000,000 shares authorized
        without par value 61,908,726 shares issued,
        stated value                                     449,697        449,697
   Capital stock premium and expense                      (1,632)        (1,656)
   Retained earnings (see statements)                    315,829        344,815
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments              (7,218)       (12,110)
      Minimum pension liability                           (1,031)        (1,031)
                                                          ------         ------
         Total                                           755,645        779,715
--------------------------------------------------------------------------------
         Total                                       $ 1,948,097    $ 1,747,401
================================================================================


* Variable rate securities, weighted-average rate as of March 31, 2002
** Variable rate securities, weighted-average rate as of December 31, 2001 *** Variable rate securities, weighted-average rate as of March 31, 2002 and
    December 31, 2001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    GREAT PLAINS ENERGY
               Consolidated Statements of Income
                          (Unaudited)



Three Months Ended March 31                               2002          2001
--------------------------------------------------------------------------------
                                                              (thousands)
Operating Revenues
   Electric revenues - KCP&L                           $ 198,909     $ 198,822
   Electric revenues - Strategic Energy                  151,814        50,315
   Other revenues                                         13,883        31,053
                                                          ------        ------
      Total                                              364,606       280,190
--------------------------------------------------------------------------------
Operating Expenses
   Fuel                                                   34,007        32,714
   Purchased power - KCP&L                                10,931        24,170
   Purchased power - Strategic Energy                    130,792        44,529
   Gas purchased and production expenses                     852        12,155
   Other                                                  77,204        79,800
   Maintenance                                            34,934        21,309
   Depreciation and depletion                             37,431        36,631
   (Gain) Loss on property                                    41        (1,308)
   General taxes                                          23,161        22,852
                                                          ------        ------
      Total                                              349,353       272,852
--------------------------------------------------------------------------------
Operating income                                          15,253         7,338
Loss from equity investments                                (316)         (536)
Minority interest in subsidiaries                         (2,437)        2,785
Non-operating income                                       1,217         3,516
Non-operating expenses                                    (8,382)       (7,481)
Interest charges                                          20,798        24,221
--------------------------------------------------------------------------------
Loss before income taxes                                 (15,463)      (18,599)
Income taxes                                             (12,566)      (15,627)
--------------------------------------------------------------------------------
Loss before extraordinary item                            (2,897)       (2,972)
Early extinguishment of debt, net of income taxes              -        15,872
--------------------------------------------------------------------------------
Net income (loss)                                         (2,897)       12,900
Preferred stock dividend requirements                        412           412
                                                          ------        ------
Earnings (Loss) available for common stock             $  (3,309)    $  12,488
================================================================================
Average number of common shares outstanding               61,884        61,853

Basic and diluted loss per common share                $   (0.05)    $   (0.06)
   before extraordinary item
Early extinguishment of debt                                   -          0.26
                                                          ------        ------
Basic and diluted earnings (loss) per common share     $   (0.05)    $    0.20

Cash dividends per common share                        $   0.415     $   0.415
================================================================================
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


 Three Months Ended March 31                               2002           2001
--------------------------------------------------------------------------------
                                                               (thousands)
Cash Flows from Operating Activities
Net income (loss)                                       $  (2,897)    $  12,900
Adjustments to reconcile income to net cash
   from operating activities:
      Early extinguishment of debt,
         net of income taxes                                    -       (15,872)
      Depreciation and depletion                           37,431        36,631
      Amortization of:
         Nuclear fuel                                       3,756         4,159
         Other                                              2,251         3,930
      Deferred income taxes (net)                          10,451        (1,585)
      Investment tax credit amortization                   (1,046)       (1,072)
      Loss from equity investments                            316           536
      (Gain) Loss on property                                  41        (1,308)
      Allowance for equity funds used
         during construction                                   12        (2,308)
      Deferred storm costs                                (18,114)            -
      Other operating activities (Note 2)                   7,744       (51,527)
                                                            -----       -------
      Net cash from operating activities                   39,945       (15,516)
--------------------------------------------------------------------------------
Cash Flows from Investing Activities
Utility capital expenditures                              (36,678)      (73,838)
Allowance for borrowed funds used
      during construction                                    (270)       (4,118)
Purchases of investments                                   (2,435)      (36,284)
Purchases of nonutility property                           (5,080)      (17,921)
Proceeds from sale of assets                                  296         9,478
Hawthorn No. 5 partial insurance recovery                       -        15,000
Loan to DTI prior to majority ownership                         -       (94,000)
Other investing activities                                 (5,440)          420
                                                           ------         ------
      Net cash from investing activities                  (49,607)     (201,263)
--------------------------------------------------------------------------------
Cash Flows from Financing Activities
Issuance of long-term debt                                224,730       111,500
Repayment of long-term debt                              (200,000)      (40,127)
Net change in short-term borrowings                         7,423       148,159
Dividends paid                                            (26,089)      (26,082)
Other financing activities                                 (1,983)         (144)
                                                           ------          ----
      Net cash from financing activities                    4,081       193,306
--------------------------------------------------------------------------------
Net Change in Cash and Cash Equivalents                    (5,581)      (23,473)
Cash and Cash Equivalents at Beginning of Year             29,034        34,877
                                                           ------        ------
Cash and Cash Equivalents at End of Period              $  23,453     $  11,404
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31
                                                              2002        2001
--------------------------------------------------------------------------------
                                                              (thousands)
Net income (loss)                                          $ (2,897)   $ 12,900
                                                           --------    --------

Other comprehensive income (loss):
   Gain (loss) on derivative hedging instruments              5,843      (2,590)
   Income taxes                                              (2,391)      1,080
                                                           --------    --------
      Net gain (loss) on derivative hedging instruments       3,452      (1,510)
                                                           --------    --------
   Reclassification to revenues and expenses, net of tax      1,440      (4,007)
                                                           --------    --------
   Comprehensive income before cumulative
      effect of a change in accounting principles,
      net of income taxes                                     1,995       7,383
   Cumulative effect to January 1, 2001, of a change
      in accounting principles, net of income taxes               -      17,443
                                                           --------    --------
Comprehensive income                                       $  1,995    $ 24,826
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.




                               GREAT PLAINS ENERGY
                  Consolidated Statements of Retained Earnings
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                         2002             2001
--------------------------------------------------------------------------------
                                                              (thousands)
Beginning balance                                     $ 344,815        $ 473,321

Net income (loss)                                        (2,897)          12,900
                                                      ---------        ---------
                                                        341,918          486,221
Dividends declared
   Preferred stock - at required rates                      412              412
   Common stock                                          25,677           25,670
                                                      ---------        ---------
Ending balance                                        $ 315,829        $ 460,139
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Balance Sheets
                                  (Unaudited)

                                                         March 31    December 31
                                                           2002         2001
--------------------------------------------------------------------------------
                                                              (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                           $      827     $      962
   Receivables                                             49,484         62,511
   Fuel inventories, at average cost                       25,453         22,246
   Materials and supplies, at average cost                 52,346         50,696
   Current income taxes                                    14,085              -
   Deferred income taxes                                    3,433          5,061
   Other                                                    9,967         11,484
                                                          -------        -------
      Total                                               155,595        152,960
--------------------------------------------------------------------------------
Nonutility Property and Investments
   Nuclear decommissioning trust fund                      64,135         61,766
   Other                                                   47,224         40,797
                                                          -------        -------
      Total                                               111,359        102,563
--------------------------------------------------------------------------------
Utility Plant, at Original Cost
   Electric                                             4,376,024      4,332,464
   Less-accumulated depreciation                        1,824,703      1,793,786
                                                        ---------      ---------
      Net utility plant in service                      2,551,321      2,538,678
   Construction work in progress                           42,387         51,265
   Nuclear fuel, net of amortization of
      $130,857 and $127,101                                30,730         33,771
                                                        ---------      ---------
      Total                                             2,624,438      2,623,714
--------------------------------------------------------------------------------
Deferred Charges
   Regulatory assets                                      141,362        124,406
   Prepaid pension costs                                   87,739         88,337
   Goodwill                                                22,952         22,952
   Other deferred charges                                  29,949         30,724
                                                          -------        -------
      Total                                               282,002        266,419
--------------------------------------------------------------------------------
      Total                                            $3,173,394     $3,145,656
================================================================================

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                       $   22,439     $   20,404
   Commercial paper                                        31,388         62,000
   Current maturities of long-term debt                    27,384        227,383
   EIRR bonds classified as current                       177,500        177,500
   Accounts payable                                       114,979        113,029
   Accrued taxes                                           24,674         15,895
   Accrued interest                                        16,716         11,327
   Accrued payroll and vacations                           22,603         22,581
   Accrued refueling outage costs                           8,805         12,979
   Other                                                   13,421         14,562
                                                          -------        -------
      Total                                               459,909        677,660
--------------------------------------------------------------------------------
Deferred Credits and Other Liabilities
   Deferred income taxes                                  641,418        630,699
   Deferred investment tax credits                         44,702         45,748
   Accrued nuclear decommisioning costs                    65,415         63,040
   Other                                                   81,111         75,186
                                                          -------        -------
      Total                                               832,646        814,673
--------------------------------------------------------------------------------
Capitalization (see statements)                         1,880,839      1,653,323
--------------------------------------------------------------------------------
Commitments and Contingencies (Note 5)
--------------------------------------------------------------------------------
      Total                                            $3,173,394     $3,145,656
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                    Consolidated Statements of Capitalization
                                  (Unaudited)

                                                        March 31     December 31
                                                          2002          2001
--------------------------------------------------------------------------------
                                                              (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2003-08,
         7.28% weighted-average rate                 $   179,000    $   179,000
      2.72* and 2.71%** EIRR bonds due 2012-23           158,768        158,768
      EIRR bonds classified as current liabilities       (31,000)       (31,000)
   Senior Notes
      7.125% due 2005                                    250,000        250,000
      6.500% due 2011                                    150,000        150,000
      6.000% due 2007                                    225,000              -
      Unamortized discount                                (1,084)          (660)
   EIRR bonds
      3.25%*** Series A & B due 2015                     106,500        106,500
      3.25%*** Series D due 2017                          40,000         40,000
      EIRR bonds classified as current liabilities      (146,500)      (146,500)
      4.50%*** Series C due 2017                          50,000         50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         8.02%* and 8.14%** weighted-average
         rate due 2003-07                                  3,022          2,832
                                                         -------        -------
         Total                                           983,706        758,940
--------------------------------------------------------------------------------
Company-obligated Mandatorily Redeemable Preferred
   Securities of a trust holding solely KCPL
   Subordinated Debentures                               150,000        150,000
--------------------------------------------------------------------------------
Common Stock Equity
   Common stock-1,000 shares authorized
      without par value 1 share issued,
      stated value                                       562,041        526,041
   Retained earnings (see statements)                    185,866        219,524
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments                 257           (151)
      Minimum pension liability                           (1,031)        (1,031)
                                                         -------        -------
         Total                                           747,133        744,383
--------------------------------------------------------------------------------
         Total                                       $ 1,880,839    $ 1,653,323
================================================================================

* Variable rate securities, weighted-average rate as of March 31, 2002
** Variable rate securities, weighted-average rate as of December 31, 2001 *** Variable rate securities, weighted-average rate as of March 31, 2002 and
    December 31, 2001


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                        Consolidated Statements of Income
                                   (Unaudited)


Three Months Ended March 31                                 2002          2001
--------------------------------------------------------------------------------
                                                                (thousands)
Operating Revenues
   Electric sales revenues                               $ 198,909    $ 249,137
   Other revenues                                           13,276       31,053
                                                           -------      -------
      Total                                                212,185      280,190
--------------------------------------------------------------------------------
Operating Expenses
   Fuel                                                     34,007       32,714
   Purchased power                                          10,931       68,699
   Gas purchased and production expenses                         -       12,155
   Other                                                    66,069       79,800
   Maintenance                                              34,897       21,309
   Depreciation and depletion                               36,879       36,631
   Gain on property                                           (122)      (1,308)
   General taxes                                            22,823       22,852
                                                           -------      -------
      Total                                                205,484      272,852
--------------------------------------------------------------------------------
Operating income                                             6,701        7,338
Losses from equity investments                                   -         (536)
Minority interest in subsidiaries                                -        2,785
Non-operating income                                           861        3,516
Non-operating expenses                                      (2,657)      (7,481)
Interest charges                                            19,412       24,221
--------------------------------------------------------------------------------
Loss before income taxes and extraordinary item            (14,507)     (18,599)
Income taxes                                                (6,526)     (15,627)
--------------------------------------------------------------------------------
Loss before extraordinary item                              (7,981)      (2,972)
Early extinguishment of debt, net of income taxes                -       15,872
                                                           -------      -------
Net income (loss)                                           (7,981)      12,900
Preferred stock dividend requirements                            -          412
                                                           -------      -------
Earnings (loss) available for common stock               $  (7,981)   $  12,488
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


 Three Months Ended March 31                                 2002         2001
--------------------------------------------------------------------------------
                                                                (thousands)
 Cash Flows from Operating Activities
 Net income (loss)                                       $  (7,981)   $  12,900
 Adjustments to reconcile income to net cash
    from operating activities:
       Early extinguishment of debt,
          net of income taxes                                    -      (15,872)
       Depreciation and depletion                           36,879       36,631
       Amortization of:
          Nuclear fuel                                       3,756        4,159
          Other                                              1,522        3,930
       Deferred income taxes (net)                          12,110       (1,585)
       Investment tax credit amortization                   (1,046)      (1,072)
       Loss from equity investments                              -          536
       (Gain) Loss on property                                (122)      (1,308)
       Allowance for equity funds used
          during construction                                   12       (2,308)
       Deferred storm costs                                (18,114)           -
       Other operating activities (Note 2)                  13,292      (51,527)
                                                            ------      -------
       Net cash from operating activities                   40,308      (15,516)
--------------------------------------------------------------------------------
 Cash Flows from Investing Activities
 Utility capital expenditures                              (36,678)     (73,838)
 Allowance for borrowed funds used during construction        (270)      (4,118)
 Purchases of investments                                     (855)     (36,284)
 Purchases of nonutility property                           (1,376)     (17,921)
 Proceeds from sale of assets                                    -        9,478
 Hawthorn No. 5 partial insurance recovery                       -       15,000
 Loan to DTI prior to majority ownership                         -      (94,000)
 Other investing activities                                 (6,329)         420
                                                            -------     --------
      Net cash from investing activities                   (45,508)    (201,263)
--------------------------------------------------------------------------------
 Cash Flows from Financing Activities
 Issuance of long-term debt                                224,730      111,500
 Repayment of long-term debt                              (200,000)     (40,127)
 Net change in short-term borrowings                       (28,577)     148,159
 Dividends paid                                                  -      (26,082)
 Dividends paid to Great Plains Energy                     (25,677)           -
 Equity contribution from Great Plains Energy               36,000            -
 Other financing activities                                 (1,411)        (144)
                                                            ------         ----
       Net cash from financing activities                    5,065      193,306
--------------------------------------------------------------------------------
 Net Change in Cash and Cash Equivalents                      (135)     (23,473)
 Cash and Cash Equivalents at Beginning of Year                962       34,877
                                                               ---       ------
 Cash and Cash Equivalents at End of Period              $     827    $  11,404
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31
                                                              2002        2001
--------------------------------------------------------------------------------
                                                                (thousands)
Net income (loss)                                          $ (7,981)   $ 12,900
                                                           --------    --------

Other comprehensive income (loss):
   Gain (loss) on derivative hedging instruments                608      (2,590)
   Income taxes                                                (237)      1,080
                                                           --------    --------
      Net gain (loss) on derivative hedging instruments         371      (1,510)
                                                           --------    --------
   Reclassification to revenues and expenses, net of tax         37      (4,007)
                                                           --------    --------
   Comprehensive income (loss) before cumulative
      effect of a change in accounting principles,
      net of income taxes                                    (7,573)      7,383
   Cumulative effect to January 1, 2001, of a change
      in accounting principles, net of income taxes               -      17,443
                                                           --------    --------
Comprehensive income (loss)                                $ (7,573)   $ 24,826
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                        KANSAS CITY POWER & LIGHT COMPANY
                  Consolidated Statements of Retained Earnings
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31
                                                           2002           2001
                                                               (thousands)
Beginning balance                                       $ 219,524      $ 473,321
Net income (loss)                                          (7,981)        12,900
                                                          -------        -------
                                                          211,543        486,221

Dividends declared
   Preferred stock - at required rates                          -            412
   Common stock                                                 -         25,670
   Common stock held by Great Plains Energy                25,677              -
                                                          -------        -------
Ending balance                                          $ 185,866      $ 460,139
================================================================================

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Great Plains Energy and Consolidated KCP&L separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:

o future economic conditions in the regional, national and international markets
o state, federal and foreign regulation
o weather conditions including weather-related damage
o cost of fuel
o financial market conditions including, but not limited to, changes in interest rates
o inflation rates
o increased competition including, but not limited to, the deregulation of the electric utility industry and the entry of new competitors
o ability to carry out marketing and sales plans
o ability to achieve generation planning goals and the occurrence of unplanned generation outages
o nuclear operations
o ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
o adverse changes in applicable laws, regulations or rules governing environmental regulations (including air quality), tax or accounting matters
o delays in the anticipated in-service dates of additional generating capacity
o performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities
o non-performance of counterparties
o availability and cost of capital and
o other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all possible factors.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

In management's opinion, the consolidated interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in our combined 2001 annual report on Form 10-K.

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing.

1. Organization

Great Plains Energy (The Company)
Great Plains Energy's consolidated financial statements include consolidated KCP&L, KLT Inc. and GPP. KLT Inc.'s major holdings consist of Strategic Energy, KLT Gas, and investments in affordable housing limited partnerships. GPP, formed in 2001, will be a competitive generator that will sell to the wholesale market.

Effective October 1, 2001, KCP&L dividended its 100% ownership of KLT Inc. and GPP to Great Plains Energy. As a result, those companies are subsidiaries of Great Plains Energy and are not included in consolidated KCP&L's results of operations and financial position since that date. The presentation of the prior year results of operations for Great Plains Energy is provided for comparative purposes and is identical to the results of operations for consolidated KCP&L, prior to formation of the holding company, presented for that year. Intercompany balances and transactions have been eliminated in consolidation.

Consolidated KCP&L
KCP&L's consolidated financial statements include its wholly owned subsidiary HSS. HSS has two subsidiaries: Worry Free Service, Inc. and RSAE. In addition, KCP&L's consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001, formation of the holding company.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

                                                             Three Months Ended
                                                                  March 31

                                                              2002        2001
Cash flows affected by changes in:                               (thousands)
     Receivables                                           $ (3,495)   $  6,498
     Fuel inventories                                        (3,170)      1,409
     Materials and supplies                                  (1,650)       (541)
     Accounts payable                                        12,473     (58,611)
     Accrued taxes and current income taxes                  (6,259)       (257)
     Accrued interest                                         5,768       1,486
     Wolf Creek refueling outage accrual                     (4,174)      2,835
     Pension and postretirement benefit obligations           2,281      (2,800)
Other                                                         5,970      (1,546)
           Total other operating activities                $  7,744    $(51,527)
Cash paid during the period:
Interest                                                   $ 14,995    $ 22,181
Income taxes                                               $      -    $    145


Consolidated KCP&L Other Operating Activities

                                                            Three Months Ended
                                                                  March 31
                                                             2002         2001
Cash flows affected by changes in:                              (thousands)
    Receivables                                           $ 13,027     $  6,498
    Fuel inventories                                        (3,170)       1,409
    Materials and supplies                                  (1,650)        (541)
    Accounts payable                                         1,950      (58,611)
    Accrued taxes and current income taxes                  (5,306)        (257)
    Accrued interest                                         5,389        1,486
    Wolf Creek refueling outage accrual                     (4,174)       2,835
    Pension and postretirement benefit obligations           2,281       (2,800)
Other                                                        4,945       (1,546)
        Total other operating activities                  $ 13,292     $(51,527)
Cash paid during the period:
Interest                                                  $ 13,502     $ 22,181
Income taxes                                              $      -     $    145

During the first quarter of 2001, KLT Telecom, a wholly owned subsidiary of KLT Inc., increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the tables that follow. The initial consolidation of DTI (February 8, 2001) and RSAE (January 1, 2001) are excluded from both Great Plains Energy and KCP&L's consolidated statement of cash flows for the three months ended March 31, 2001. See Note 9. for discussion of DTI's bankruptcy.

                                                             DTI         RSAE
                                                                (thousands)
Cash paid to obtain majority ownership                   $ (39,855)   $   (560)
Subsidiary cash                                              4,557       1,053
     Purchase of DTI and RSAE, net of cash received      $ (35,298)   $    493
Initial consolidation of subsidiaries:
Assets
   Cash                                                  $   4,557    $  1,053
   Receivables                                               1,012       4,078
   Other nonutility property and investments               363,825       6,267
   Goodwill                                                 62,974      24,496
   Other assets                                              5,143       3,919
   Eliminate equity investment                             (67,660)     (7,200)
      Total assets                                       $ 369,851    $ 32,613
Liabilities
   Notes payable                                         $   5,300    $ 10,057
   Accounts payable                                         31,299       6,219
   Accrued taxes                                             2,414          24
   Deferred income taxes                                     7,437           -
   Other liabilities and deferred credits                   46,531      13,418
   Loan from KLT Telecom (a)                                94,000           -
   Long-term debt                                          182,870       2,895
      Total liabilities                                  $ 369,851    $ 32,613


(a)KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership.


3. CAPITALIZATION

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility. Great Plains Energy replaced the bridge facility with a $205 million syndicated 364-day, revolving credit facility with a group of banks. At March 31, 2002, Great Plains Energy had $160 million of borrowings outstanding under the facility.

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes through a private placement expiring in 2007. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. During the second quarter of 2002, KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, plans to file an S-4 registration statement offering to exchange up to $225 million of new 6.0% unsecured senior notes for the $225 million privately placed notes. The new notes will carry the same terms and conditions as the privately placed issue and will generally be freely tradable.

In March 2002, Great Plains Energy made a $36 million capital contribution to KCP&L increasing capital stock premium and expense to $75 million.

Great Plains Energy filed an S-3 registration statement on April 29, 2002, which will allow for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. Great Plains Energy has announced its plans to issue additional common equity in 2002.

4. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. Segment information is provided for the following: (1) KCP&L is the regulated electric utility which generates, transmits and distributes electricity; (2) KLT Inc. is an investment company focusing on energy-related ventures that are unregulated with high growth potential; such as energy services, natural gas development and production and affordable housing limited partnerships; and (3) HSS holds investments in two businesses focusing primarily in residential services. "Other" includes the operations of GPP, a competitive generator that will focus on development, production and trading of wholesale electric capacity and energy, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy's reportable segments. Prior year information has been restated to conform to the current presentation.

For the three months ended                                               Great
March 31, 2002                                                           Plains
                                   KCP&L      HSS     KLT Inc.  Other    Energy
                                                   (millions)
Operating revenues               $  198.9  $  13.3  $  152.4   $   -   $  364.6
Fuel                                (34.0)       -         -       -      (34.0)
Purchased power                     (10.9)       -    (130.8)      -     (141.7)
Other (a)                          (110.8)   (13.0)    (11.5)   (0.9)    (136.2)
Depreciation and depletion          (35.8)    (1.1)     (0.5)      -      (37.4)
Gain (loss) on property                 -      0.1      (0.1)      -          -
Loss from equity investments            -        -      (0.3)      -       (0.3)
Non-operating income (expenses)      (1.9)     0.1      (7.7)   (0.2)      (9.7)
Interest charges                    (19.0)    (0.4)     (1.3)   (0.1)     (20.8)
Income taxes                          6.6     (0.1)      5.6     0.5       12.6
Net income (loss)                $   (6.9) $  (1.1) $    5.8   $(0.7)  $   (2.9)

Favorable/(unfavorable) variance                                          Great
between three months ended                                                Plains
March 31, 2002 and March 31, 2001      KCP&L    HSS   KLT Inc.  Other     Energy
                                                      (millions)
Operating revenues                   $   0.1  $ (3.4) $  87.7    $  -   $  84.4
Fuel                                    (1.3)      -       -        -      (1.3)
Purchased power                         13.3       -    (86.3)      -     (73.0)
Other (a)                              (17.8)    7.8     10.8    (0.9)     (0.1)
Depreciation and depletion              (3.1)   (0.5)     2.8       -      (0.8)
Gain (loss) on property                    -     0.1     (1.4)      -      (1.3)
Loss from equity investments               -     0.1      0.1       -       0.2
Non-operating income (expenses)          1.3    (2.2)    (7.3)   (0.2)     (8.4)
Interest charges                         0.4       -      3.1    (0.1)      3.4
Income taxes                             2.3    (1.1)    (4.7)    0.5      (3.0)
Early extinguishment of debt               -       -    (15.9)      -     (15.9)
Net income (loss)                    $  (4.8) $  0.8  $ (11.1) $ (0.7)  $ (15.8)

For the three months ended                                                Great
March 31, 2001                                                            Plains
                                       KCP&L    HSS   KLT Inc.  Other     Energy
                                                  (millions)
Operating revenues                    $198.8  $ 16.7   $ 64.7     $ -    $280.2
Fuel                                   (32.7)      -        -       -     (32.7)
Purchased power                        (24.2)      -    (44.5)      -     (68.7)
Other (a)                              (93.0)  (20.8)   (22.3)      -    (136.1)
Depreciation and depletion             (32.7)   (0.6)    (3.3)      -     (36.6)
Gain on property                           -       -      1.3       -       1.3
Loss from equity investments               -    (0.1)    (0.4)      -      (0.5)
Non-operating income (expenses)         (3.2)    2.3     (0.4)      -      (1.3)
Interest charges                       (19.4)   (0.4)    (4.4)      -     (24.2)
Income taxes                             4.3     1.0     10.3       -      15.6
Early extinguishment of debt               -       -     15.9       -      15.9
Net income (loss)                     $ (2.1) $ (1.9)  $ 16.9     $ -    $ 12.9


(a) Other includes gas purchased and production expenses, telecommunications expenses, other operating, maintenance and general tax expenses.

The following table provides additional detail on the operations of the KLT Inc. segment.

For the three months ended
March 31, 2002                        DTI(a)  SEL(b)   KLT Gas  Other   KLT Inc.
                                                     (millions)
Operating revenues                     $ -   $152.2    $ 0.2     $ -     $152.4
Purchased power                          -   (130.8)       -       -     (130.8)
Other                                    -     (7.0)    (2.5)   (2.0)     (11.5)
Depreciation and depletion               -     (0.2)    (0.3)      -       (0.5)
Loss on property                         -        -     (0.1)      -       (0.1)
Loss from equity investments             -        -        -    (0.3)      (0.3)
Non-operating income (expenses)          -     (2.4)     0.3    (5.6)      (7.7)
Interest charges                         -     (0.1)       -    (1.2)      (1.3)
Income taxes                             -     (4.8)     2.3     8.1        5.6
Net income (loss)                      $ -    $ 6.9   $ (0.1)  $(1.0)     $ 5.8

For the three months ended
March 31, 2001                        DTI(a)  SEL(b)   KLT Gas   Oher   KLT Inc.
                                                    (millions)
Operating revenues                   $ 2.3   $ 60.9    $ 1.5     $ -     $ 64.7
Purchased power                          -    (44.5)       -       -      (44.5)
Other                                 (3.8)   (14.3)    (2.7)   (1.5)     (22.3)
Depreciation and depletion            (2.6)       -     (0.6)   (0.1)      (3.3)
Gain on property                         -        -      1.3       -        1.3
Gain (loss) from equity
   investments                           -        -      0.1    (0.5)      (0.4)
Non-operating income (expenses)        0.9     (0.3)       -    (1.0)      (0.4)
Interest charges                      (4.0)    (0.1)       -    (0.3)      (4.4)
Income taxes                           2.8     (0.7)     1.8     6.4       10.3
Early extinguishment of debt          15.9        -        -       -       15.9
Net income                           $11.5    $ 1.0    $ 1.4   $ 3.0     $ 16.9


(a) KLT Inc. acquired a majority ownership in DTI in February 2001. Prior to this, the investment in DTI was recorded on an equity basis. On
    December 31, 2001, DTI filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. As a result of DTI's filing for bankruptcy protection, and KLT Telecom's resultant loss of control, KLT Telecom has not included in its results for the three months ended March 31, 2002, the ongoing earnings or loss incurred by DTI.
(b) Represents Strategic Energy's impact on KLT Inc.'s results of operations for the periods presented.


Consolidated KCP&L
On October 1, 2001, consolidated KCP&L dividended its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and are not included in consolidated KCP&L's results of operations and financial position since October 1, 2001.

The table below reflects summarized financial information for the three months ended March 31, 2002, concerning consolidated KCP&L's reportable segments. For the three months ended March 31, 2001, consolidated KCP&L's segment information is identical to the Great Plains Energy segment information presented above.

For the three months ended                                    Consolidated
March 31, 2002                           KCP&L        HSS         KCP&L
                                                   (millions)
Operating revenues                     $ 198.9      $ 13.3       $ 212.2
Fuel                                     (34.0)          -         (34.0)
Purchased power                          (10.9)          -         (10.9)
Other (a)                               (110.8)      (13.0)       (123.8)
Depreciation and depletion               (35.8)       (1.1)        (36.9)
Gain on property                             -         0.1           0.1
Non-operating income (expenses)           (1.9)        0.1          (1.8)
Interest charges                         (19.0)       (0.4)        (19.4)
Income taxes                               6.6        (0.1)          6.5
Net income (loss)                       $ (6.9)     $ (1.1)       $ (8.0)

(a) Other includes other operating, maintenance and general tax expenses.

For the three months ended                                               Great
March 31                                                                 Plains
                                   KCP&L     HSS     KLT Inc.  Other     Energy
2002                                                (millions)
Assets                           $3,116.0   $57.4    $ 332.0   $0.4    $ 3,505.8
Capital and investment
   expenditures                      37.5     1.4        5.0    0.3         44.2
2001
Assets                           $2,997.4   $57.0    $ 737.4   $0.1    $ 3,791.9
Net equity method investments (b)       -       -       24.1      -         24.1
Capital and investment
   expenditures                      74.7    (0.5)      53.8      -        128.0

(b) Excluding affordable housing limited partnerships.

5. COMMITMENTS AND CONTINGENCIES

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

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $88 million ($41 million, KCP&L's 47% share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L's 47% share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1998, is subject to an inflation adjustment every five years based on the Consumer Price Index.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance The Owners also carry $2.8 billion ($1.3 billion, KCP&L's 47% share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. NEIL provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and NRC mandated site decontamination. KCP&L's share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. KCP&L's net investment on its books at March 31, 2002 and December 31, 2001, was $7.4 million.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility, and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. This issue is being addressed in the courts. The passage of time, as well as developments in pending legal proceedings, has increased the chances for reversal of the license denial.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities at a significant cost. Expenditures to comply with environmental laws and regulations have not been material in amount and are not expected to be material in the upcoming years with the exception of the issues discussed below.

Certain Air Toxic Substances
In July 2000, the National Research Council published its findings of a study under the Clean Air Act which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the EPA announced it would propose Maximum Achievable Control Technology (MACT) requirements by December 2003 to reduce mercury emissions and issue final rules by December 2004. Until the rules are proposed, KCP&L cannot predict the likelihood or compliance costs of such regulations.

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its 3 to 0 decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This ruling denies all state, industry and environmental groups petitions for review and thus upheld as valid the EPA's new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA's actions were reasonable and not arbitrary and capricious, and cited the deference given the Agency's decision-making authority. The court stated that the extensive records established for each rule supported the EPA's actions in both rulemakings.

This ruling by the Appeals Court removed the last major hurdle to the EPA's implementation of stricter ambient air quality standards for ozone and fine particles. If required to be implemented, the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

In the February 22, 2002, Federal Register, the EPA issued proposed Phase II NOx SIP Call regulation which specifically excludes the fossil plants in the western part of Missouri from the NOx SIP Call. Official comments to the EPA's proposed regulation will be received until April 29, 2002.

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

Proposed Water Use Regulations
In February 2002, the EPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The EPA must take final action by August 2003. KCP&L will continue to monitor the progress of this rulemaking. The impact of these proposed rules has not yet been quantified, however, KCP&L's generating stations would be affected.

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 megawatts of peaking capacity (the "Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants (Investors) of $200 million. In accordance with SFAS No. 13 "Accounting for Leases," and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Project and related lease obligations are not included in KCP&L's consolidated balance sheet. The Lessor has appointed KCP&L as supervisory agent responsible for completing construction of the Project by no later than June 2004. The initial lease term is approximately three and one quarter years, beginning at the date of construction completion, which is expected to be October 2003. At the end of the lease term (October 2006), KCP&L may choose to sell the Project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. If KCP&L does not elect the sale option, KCP&L must either extend the lease, if it can obtain the consent of the Lessor, or purchase the Project for the then outstanding project cost. KCP&L also has contingent obligations to the Lessor upon an event of a default during both the construction period and lease period. Upon a default in the construction period, KCP&L's maximum obligation to the Lessor equals (i) in the circumstances of bankruptcy, fraud, illegal acts, misapplication of funds and willful misconduct, 100% of then-incurred project costs, and (ii) in all other circumstances, an amount which may be up to 89.9% of then-incurred project costs that are capitalizable in accordance with GAAP. At March 31, 2002, cumulative project costs were approximately $74.7 million. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs. KCP&L's rental obligation, which reflects interest payments only, totals approximately $35.5 million in the aggregate.

During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. One approach being considered is to require consolidation of a special-purpose entity if the equity investment held by third-party owners in the special-purpose entity is less than 10% of total capitalization. Special-purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements for 2002 through 2007. Commitments at March 31, 2002, under these agreements total $374.1 million in 2002, $344.8 million in 2003, $221.3 million in 2004, $185.2 million in 2005,
$23.2 million in 2006 and $1.1 million in 2007. See Note 8 for further discussion.

Put Option Held by Minority Interests in Strategic Energy
KLT Inc., through one of its subsidiaries, owns 82.75% of Strategic Energy. Certain employees of Strategic Energy and other investors have a put option to sell all or part of their interests in Strategic Energy (currently 11.45%) at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value will be determined by the mutual agreement of the parties, or if an agreement cannot be reached, then by third party appraisal.

6. GOODWILL

SFAS No. 142,  "Goodwill and Other  Intangible  Assets"

The Company adopted SFAS No. 142 on January 1, 2002. Under the new pronouncement an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) must be done on all goodwill within six months of initially applying the statement and then at least annually, thereafter. Also, goodwill is no longer amortized. Strategic Energy's valuation is complete and no impairment of the $14 million of goodwill will be recorded. Valuations of RSAE are in process and will be utilized to assess impairment, if any, of its $23 million of goodwill. Transition adjustments for the adoption of SFAS No. 142, if any, will be recorded by June 30, 2002. Goodwill amortization for the three months ended March 31, 2001, was immaterial.

7. RECEIVABLES

                                                    March 31       December 31
                                                      2002             2001
                                                            (thousands)
Kansas City Power & Light Receivables Company        $ 14,645       $ 25,723
KCP&L other receivables                                34,839         36,788
   Consolidated KCP&L receivables                      49,484         62,511
Great Plains Energy other receivables                 106,125         89,603
   Great Plains Energy receivables                  $ 155,609      $ 152,114

KCP&L has a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company, a special purpose entity established to purchase customer accounts receivable from KCP&L. Accounts receivable sold under the revolving agreement between Kansas City Power & Light Receivables Company and KCP&L totaled $84.6 million at March 31, 2002 and $95.7 million at December 31, 2001. In consideration of receivables sold in excess of $70 million (cash value of the sale), KCP&L received a subordinated note from Kansas City Power & Light Receivables Company.

KCP&L other receivables at March 31, 2002, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at March 31, 2002, consist of accounts receivable held by KLT Inc. and its subsidiaries, including receivables of $104.3 million held by Strategic Energy.

8. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

SFAS No. 133 requires that as of the date of initial adoption, the difference between the fair market value of derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate, as a cumulative effect of a change in accounting principle. The adoption of SFAS No. 133 on January 1, 2001, required the Company to record a $0.2 million expense, net of $0.1 million of income tax. The Company did not reflect this immaterial amount as a cumulative effect. This entry increased interest expense by $0.6 million and reduced purchased power expense by $0.3 million. The Company also recorded $17.4 million, net of $12.6 million of income tax, as a cumulative effect of a change in accounting principle applicable to comprehensive income for its cash flow hedges. Cash flow hedges are derivative instruments used to mitigate the exposure to variability in expected future cash flows attributable to a particular risk.

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

The Company's risk management activities, including the use of derivatives, are subject to the management, direction and control of internal Risk Management Committees.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to reduce a portion of KCP&L's interest rate risk by converting a portion of its variable interest rate payments into fixed interest rate payments.

KCP&L entered into interest rate swap agreements to fix the interest rate on $30 million of floating-rate long-term debt. These swaps do not qualify for hedge accounting. The swap agreements terminate in 2003 and effectively fix the interest to a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets and liabilities and adjustments to interest expense on the income statement. Changes in the fair market value of these instruments are recorded in the income statement.

Commodity Risk Management
KCP&L's risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments is recorded as current assets and current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. An option that was designated as a cash flow hedge expired on December 31, 2001. The option allowed Strategic Energy to purchase up to 270 megawatts of power at a fixed rate of $21 per mwh. The fair market value of this option and swap agreements designated as cash flow hedges at January 1, 2001, was recorded as a current asset and a cumulative effect of a change in accounting principle in comprehensive income.

Supplying electricity to retail customers under fixed rate contracts requires Strategic Energy to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, there is limited availability of forward fixed price power contracts. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income(loss). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in purchased power. At March 31, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $7.4 million loss related to such cash flow hedges. However, most of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring any of the losses represented in comprehensive income.

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

KLT Gas unwound the majority of its gas hedge derivatives with an offsetting swap transaction during the second quarter of 2001 primarily due to declining production at its gas properties. This transaction did not qualify for hedge accounting. The fair market value of the swap has been recorded in gas revenues.

The amounts recorded related to the cash flow hedges are summarized below.


Great Plains Energy activity for the three months ended March 31, 2002

                                                       Increase
                                                    (Decrease) in
                                      December 31   Comprehensive                   March 31
                                        2001           Income       Reclassified      2002
Assets                                                        (millions)
  Other current assets                $ (0.2)          $0.9            $ 0.1          $0.8
  Other deferred debits                    -            0.3                -           0.3
Liabilities and capitalization
  Other current liabilities            (12.7)           2.4              2.9          (7.4)
  Other comprehensive
    income                              12.1           (3.4)            (1.5)          7.2
  Deferred income taxes                  8.5           (2.4)            (1.0)          5.1
  Other deferred credits                (7.7)           2.2             (0.5)         (6.0)



Consolidated KCP&L activity for the three months ended March 31, 2002

                                                  Increase
                                                (Decrease) in
                                 December 31    Comprehensive                   March 31
                                     2001          Income        Reclassified     2002
Assets                                                    (millions)
  Other current assets             $ (0.2)          $0.5           $ 0.1          $0.4
Liabilities and capitalization
  Other current liabilities          (0.1)           0.1               -             -
  Other comprehensive
   income                             0.2           (0.4)           (0.1)         (0.3)
  Deferred income taxes               0.1           (0.2)              -          (0.1)



Great Plains Energy and Consolidated KCP&L activity for the three months ended March 31, 2001

                                 Cumulative       Increase
                                  Effect to     (Decrease) in
                                  January 1,    Comprehensive                   March 31
                                    2001           Income        Reclassified     2001
Assets                                                    (millions)
  Other current assets              $44.5         $ (3.5)        $ (10.9)        $30.1
Liabilities and capitalization
  Other current liabilities          (6.8)           0.3             2.1          (4.4)
  Other comprehensive               (17.4)           1.5             4.0         (11.9)
   income
  Deferred income taxes             (12.7)           1.1             2.9          (8.7)
  Other deferred credits             (7.6)           0.6             1.9          (5.1)




Reclassified to earnings for the three months ended March 31,

                                     Great Plains Energy             Consolidated KCP&L
                                     2002           2001             2002         2001
                                                          (millions)
Gas revenues                         $  -         $  2.1           $   -        $  2.1
Fuel expense                          0.1              -             0.1             -
Purchased power expense               2.9          (10.9)              -         (10.9)
Minority interest                    (0.5)           1.9               -           1.9
Income taxes                         (1.0)           2.9               -           2.9
Other comprehensive income           $1.5         $ (4.0)          $ 0.1        $ (4.0)



9. DTI HOLDINGS, INC. AND SUBSIDIARIES

On December 31, 2001, DTI, a subsidiary of KLT Telecom, filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million in DIP financing to be provided by KLT Telecom. To-date, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's resultant loss of control, KLT Telecom has not included in its results for the three months ended March 31, 2002, the ongoing earnings or loss incurred by DTI.

10. KCP&L JANUARY ICE STORM

At the end of January 2002, the most damaging ice storm in Kansas City history caused roughly 285,000 customer outages throughout the KCP&L territory. Incremental costs incurred during the first quarter of 2002 related to the January ice storm were approximately $45.4 million of which $12.5 million were capital expenditures and therefore recorded to utility plant. KCP&L expensed $14.8 million ($0.15 per share) for the Kansas jurisdictional portion of the storm costs and deferred as a regulatory asset $18.1 million of the storm costs applicable to Missouri. KCP&L has reached a stipulation and agreement with the KCC staff and the Citizens Utility Ratepayers Board that would result in a rate moratorium until 2006 in return for KCP&L's agreement to not seek reimbursement for storm-related costs, and implement a $5 million revenue reduction in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which will result in a reduction of expense and revenue by $7 million to $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006. The stipulation and agreement has been filed with the KCC and is subject to its approval.

Additionally, on April 24, 2002, KCP&L filed a request for an accounting authority order, which does not affect rates, with the MPSC for deferral and amortization over a five-year period of the $18.1 million Missouri jurisdictional portion of the storm costs. KCP&L defers, on the balance sheet, items when allowed by a commissions' rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. Therefore, once the order is received from the MPSC, KCP&L will begin amortizing the Missouri storm expense. The impact is expected to be $2.1 million ($0.02 per share) in 2002 and $3.6 million ($0.04 per share) annually for the remainder of the amortization period. However, if the MPSC does not grant the accounting authority order, KCP&L will expense the entire $18.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying Financial Statements and Notes. Note 4. Segment and Related Information summarizes the income statement by segment.

Great Plains Energy Incorporated

Effective October 1, 2001, Great Plains Energy became the holding company of the following subsidiaries:

o KCP&L, an integrated electric utility in the states of Missouri and Kansas, focused on providing reliable, low-cost electricity to retail customers;
        o HSS, an unregulated subsidiary of KCP&L, holds investments in two businesses, Worry Free Service, Inc. and RSAE, focusing primarily in residential services;
o GPP, a competitive generator that will focus on development, production and trading of wholesale electric capacity and energy; and
o KLT Inc., an investment company focusing on energy-related ventures that are unregulated with high growth potential. KLT Inc.'s major holdings consist of Strategic Energy, KLT Gas and affordable housing limited partnerships.

Effective October 1, 2001, all outstanding KCP&L shares were exchanged one for one for shares of Great Plains Energy. The Great Plains Energy trading symbol "GXP" replaced the KCP&L trading symbol "KLT" on the New York Stock Exchange.

Great Plains Energy Consolidated Earnings Overview
Great Plains Energy's earnings decreased from $12.5 million, or $0.20 per share for the three months ended March 31, 2001, to a loss of $3.3 million, or $(0.05) per share, for the same period of 2002. The following table provides an overview of the contributions to earnings for the three months ended March 31, 2002 and 2001.

                                        Three Months Ended
                                             March 31
                                        2002            2001
Consolidated KCP&L
  KCP&L                              $ (0.11)        $ (0.04)
  HSS                                  (0.02)          (0.03)
    Consolidated KCP&L                 (0.13)          (0.07)

KLT Inc.
  Excluding extraordinary item          0.09            0.01
  Extraordinary item:
    Early extinguishment of debt           -            0.26
      KLT Inc.                          0.09            0.27

GPP and other                          (0.01)              -

Reported Consolidated EPS            $ (0.05)         $ 0.20

The decrease in consolidated KCP&L's earnings for the three months ended March 31, 2002, compared to the same period of 2001, is the result of expensing $14.8 million for the Kansas jurisdictional portion of the January 2002 ice storm and increased pension expense, partially offset by improved operating performance of KCP&L driven by the return to service of Hawthorn No. 5 in June 2001. Strategic Energy's strong growth was the primary reason for the increased earnings for KLT Inc. for the three months ended March 31, 2002, compared to the same period of 2001, excluding the extraordinary item in 2001.

On February 1, 2001, DTI, an equity investment of KLT Telecom on that date, completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million ($0.26 per share) extraordinary gain on the early extinguishment of debt.

On December 31, 2001, DTI filed voluntary petitions for bankruptcy. As a result of DTI's filing for bankruptcy protection, and KLT Telecom's resultant loss of control, KLT Telecom has not included in its results for the three months ended March 31, 2002, the ongoing earnings or loss incurred by DTI.

For further discussion regarding each segment's contribution to consolidated EPS, see its respective Earnings Overview section below.

Consolidated KCP&L
The following discussion of KCP&L results of operations excludes the results of operations for KLT Inc., which was transferred to Great Plains Energy on October 1, 2001, and discusses HSS separately. KCP&L's Consolidated Income Statement, however, includes KLT Inc.'s results of operations for the three months ended March 31, 2001, and HSS' results of operations in both periods. Consequently, the KCP&L discussion should be read in conjunction with the information provided in Note 4 of the notes to consolidated financial statements which provides financial information for the relevant periods for KCP&L, HSS and KLT Inc. separately.

KCP&L Operations

KCP&L Business Overview
KCP&L, a regulated utility, consists of two business units - power and delivery.

The power business unit has over 3,700 megawatts of generating capacity. During 2001, KCP&L entered into a $200 million, five-year construction and synthetic operating lease transaction for five combustion turbines that will add 385 megawatts of peaking capacity. Site preparation will begin in 2002 for the arrival of the first combustion turbine in 2003. The operating lease may be amended to transfer the right to use some or all of the units to GPP. If transferred, a significant portion of the output from some of these units may be sold to KCP&L.

The delivery business unit consists of transmission and distribution facilities that serve over 475,000 customers as of March 31, 2002. Historically, load growth has increased annually by approximately 2.0% to 2.5% through increased customer usage and additional customers. Rates charged for electricity are below the national average and KCP&L's reliability of service is above the national average.

KCP&L has an obligation, under FERC Order 2000, to join a FERC approved RTO. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. KCP&L is a member of the SPP. During the first quarter of 2002, the SPP and the MISO voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. The consolidation is expected to be completed during the third quarter of 2002 but is subject to FERC approval. FERC has already approved an RTO proposal submitted by the MISO.

KCP&L Earnings Overview
KCP&L's contribution to earnings was a loss of $0.11 for the three months ended March 31, 2002, compared to a loss of $0.04 for the same period of 2001. The following table and discussion highlight significant factors affecting the change in KCP&L's EPS contribution for the periods indicated.

Three months ended March 31, 2002 compared to March 31, 2001

 Revenue, net of fuel and purchased power                         $ 0.12
 Kansas jurisdictional portion of the January 2002 ice storm       (0.15)
 Pension expense                                                   (0.04)
 Increased depreciation                                            (0.03)
 Other                                                              0.03
 Reported Consolidated EPS                                        $(0.07)

Earnings per share decreased $0.07 for the three months ended primarily due to expensing the Kansas jurisdictional portion of the January 2002 ice storm and increased pension expense. These costs were partially offset by improved operating performance of KCP&L driven by the return to service of Hawthorn No. 5 in June 2001.

KCP&L Electric Sales Revenues and Megawatt-hour (mwh) Sales
Total revenues were consistent for the three months ended March 31, 2002, compared to the same period of 2001. Decreased retail sales were offset by increased bulk power sales. However, the price per bulk power kwh sold decreased for the three months ended March 31, 2002, compared to the same period of 2001.

                         KCP&L Electric Sales Revenues
                                     Three Months Ended
                                            March 31              %
                                      2002           2001       Change
Retail sales                              (millions)
  Residential                        $69.8          $70.8        (1)%
  Commercial                          86.5           84.1         3 %
  Industrial                          19.8           27.2       (27)%
  Other                                2.2            2.0         4 %
    Total retail                     178.3          184.1        (3)%
Sales for resale
  Bulk power sales                    16.6           10.2        63 %
  Other                                0.9            1.2       (22)%
Other revenues                         3.1            3.3        (6)%
KCP&L electric revenues             $198.9         $198.8         - %

                         KCP&L Megawatt-hour (mwh) Sales
                                     Three Months Ended
                                           March 31              %
                                     2002           2001       Change
Retail sales                             (thousands)
  Residential                        1,069          1,114        (4)%
  Commercial                         1,556          1,544         1 %
  Industrial                           426            567       (25)%
  Other                                 22             20         6 %
    Total retail                     3,073          3,245        (5)%
Sales for resale
  Bulk power sales                     825            395       109 %
  Other                                 30             31        (4)%
KCP&L electric sales                 3,928          3,671         7 %


The decrease in retail revenues and mwh sales for the three months ended March 31, 2002, compared to the same period of 2001 is primarily due to the impact of mild weather on residential mwh sales, cost reductions implemented by large industrial customers and the bankruptcy of one major industrial customer in early 2001. Load growth resulting from higher usage-per-customer and the addition of new customers partially offset the decreases. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The significant increase in bulk power mwh sales for the three months ended March 31, 2002, compared to the same period of 2001, was primarily attributable to the return to service of Hawthorn No. 5 in June 2001. The average price per mwh of bulk power sales decreased 22% for the three months ended March 31, 2002, compared to the same period of 2001, partially offsetting the effect of the increased bulk power mwh sales on revenues.

KCP&L has reached a stipulation and agreement with the KCC staff and the Citizens Utility Ratepayers Board that would result in a rate moratorium until 2006 in return for KCP&L's agreement to not seek reimbursement for storm-related costs, and implement a $5 million revenue reduction in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense and revenue by approximately $7 million to $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006. The stipulation and agreement has been filed with the KCC and is subject to its approval.

KCP&L Fuel and Purchased Power
KCP&L fuel costs increased $1.3 million for the three months ended March 31, 2002, compared to the same period of 2001, primarily because of a 13% increase in mwh's generated partially offset by a 5% reduction in the fuel cost per mmBtu. The increase in mwh's generated and a portion of the reduction in the fuel cost per mmBtu is primarily due to the return to service of Hawthorn No. 5, a coal-fired unit, in June 2001. Coal has a significantly lower cost per mmBtu than oil. Significantly lower natural gas prices for the three months ended March 31, 2002, compared to the same period of 2001 also contributed to the lower fuel cost per mmBtu.

Fossil plants represented 72% of total generation and the nuclear plant about 28% for the three months ended March 31, 2002, compared to 65% and 35% for the same period of 2001. The change in the fuel mix is due to Wolf Creek's refueling and maintenance outage discussed below. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2003. KCP&L's procurement strategies continue to provide delivered coal costs below the regional average.

Purchased power expenses decreased $13.3 million for the three months ended March 31, 2002, compared to the same period of 2001 due to a 39% decrease in mwh's purchased due to increased availability of KCP&L's generating units. In addition, purchased power average prices were down 47% for the three months ended March 31, 2002, compared to the same period of 2001. However, the cost per mwh for purchased power is still significantly higher than the fuel cost per mwh of coal and nuclear generation.

KCP&L Other (including operating, maintenance and general taxes)
KCP&L's other expenses increased $17.8 million for the three months ended March 31, 2002, compared to the same period of 2001 primarily due to the following:

o pension expense increased by $4.0 million mostly due to a significant decline in the market value of plan assets at the end of the plan's year, September 30, 2001; and
o maintenance expense increased due to expensing $14.8 million for the Kansas jurisdictional portion of the January ice storm.

Depreciation
KCP&L's depreciation expense increased $3.1 million for the three months ended March 31, 2002, compared to the same period of 2001, primarily due to increased capital additions relating to Hawthorn No. 5, which was placed in service in June 2001, and the purchase of the previously leased Hawthorn No. 6 turbine at the end of the third quarter of 2001.

Minority Interest in Subsidiaries
For the three months ended March 31, 2002, minority interest in income of subsidiaries decreased $2.8 million from the three months ended March 31, 2001, primarily due to the losses of RSAE reducing HSS' minority interest to zero and Strategic Energy's minority interest no longer being included in the KCP&L consolidated income statement due to the formation of the holding company.

KCP&L Interest Charges
KCP&L's interest charges decreased $0.4 million for the three months ended March 31, 2002, compared to the same period of 2001, due to decreases in long-term and short-term debt expense partially offset by a decrease in the allowance for borrowed funds used during construction.

Long-term debt interest expense
KCP&L's long-term debt interest expense decreased $2.6 million for the three months ended March 31, 2002, compared to the same period of 2001 due to decreases in variable interest rates, partially offset by higher average levels of long-term debt outstanding. The higher average levels of debt primarily reflect the issuances of $375.0 million of unsecured, fixed-rate senior notes partially offset by $240.0 million of scheduled debt repayments since March 31, 2001.

Capitalized interest
Allowance for borrowed funds used during construction decreased $3.8 million for the three months ended March 31, 2002, compared to the same period of 2001 because of decreased construction work in progress primarily due to the return to service of Hawthorn No. 5 in June 2001

Short-term debt interest expense
KCP&L's short-term debt interest expense decreased by $1.9 million to $0.5 million for the three months ended March 31, 2002, from $2.4 million for the three months ended March 31, 2001, due to significantly lower interest rates on commercial paper and significantly lower average levels of outstanding commercial paper. KCP&L had $31.4 million of commercial paper outstanding at March 31, 2002 and $198.8 million of commercial paper outstanding at March 31, 2001.

Wolf Creek
Wolf Creek represents about 15% of KCP&L's generating capacity. The plant's operating performance has remained strong over the last three years, contributing an average of 29% of KCP&L's annual mwh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per mmBtu of any of KCP&L's generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek returned to service on April 27, 2002, following a 35-day refueling and maintenance outage that began on March 23, 2002. The outage had been projected to be 30 days. One of the reasons for the delay was the failure of a reactor coolant pump motor. During the outage, a complete inspection of the reactor vessel head indicated no corrosion or other problems of the type experienced at the Davis-Besse nuclear plant in Ohio. The next outage is scheduled for the fall of 2003.

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

KCP&L's cash investment in HSS was $46.9 million at March 31, 2002, and December 31, 2001. HSS' loss for the three months ended March 31, 2002, totaled $1.1 million ($0.02 per share) compared to a loss of $1.9 million ($0.03 per share) for the three months ended March 31, 2001. HSS' decreased loss for the three months ended March 31, 2002, was primarily due to decreased losses associated with its ownership in RSAE. Through March 31, 2002, KCP&L's accumulated losses were $24.7 million on its investment in HSS.

HSS' minority interest in RSAE was reduced to zero during 2001 as a result of losses. For the three months ended March 31, 2002, HSS recorded a $1.2 million loss from its investment in RSAE. As long as RSAE is consolidated, future losses by RSAE will be recorded in HSS' income statement at 100% which will further decrease the investment below zero.

RSAE increased its line of credit to $25.0 million during the first quarter 2002. At March 31, 2002, RSAE had $22.4 million outstanding under the line of credit. RSAE used the additional borrowings to repay a $1.3 million loan from HSS during the first quarter of 2002.

KLT Inc. Operations

KLT Inc. Business Overview
KLT Inc. is an unregulated subsidiary that pursues energy-related ventures in high growth businesses. Existing ventures include natural gas development and production, energy services and affordable housing limited partnerships. The Company's cash investment in KLT Inc. was $150.0 million at March 31, 2002, and December 31, 2001.

Natural Gas Development and Production - KLT Gas
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America and has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane - a niche in the natural gas industry where it believes its expertise provides a competitive advantage. Because it has a longer, predictable reserve life and lower development cost, coalbed methane is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile recently, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 244,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. KLT Gas has revised its capital expenditure estimates based on changes in market conditions to about $7 million, $40 million, $36 million and $9 million for the years 2002 through 2005, respectively. The timing of the development may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions.

Energy Management Service - Strategic Energy
Strategic Energy provides power supply coordination services, purchasing electricity and reselling it to retail and wholesale customers in several deregulated electricity markets, including Pennsylvania, southern California, Ohio, New York, Massachusetts and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. In the first quarter of 2001, KLT Energy Services exchanged its ownership of $4.7 million of preferred stock in another energy service company for additional ownership in Strategic Energy. This transaction increased KLT Energy Services ownership of Strategic Energy from 72% to 83%.

Strategic Energy currently provides power supply coordination services on behalf of approximately 21,500 commercial and small manufacturing accounts. One to five year contracts are entered into with customers to supply electricity and manage their energy needs. In return, Strategic Energy receives an ongoing management fee plus the contracted price for the electricity.

Strategic Energy's customer base is very diverse. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,354 megawatts. The largest concentration of the forecasted load, 746 megawatts, is in southern California.

Strategic Energy enters into forward contracts to purchase fixed quantities of electricity at fixed prices that match the forecasted sales of electricity to retail end users. At March 31, 2002, Strategic Energy had entered into forward contracts with multiple suppliers. Should the supplier default or not deliver, Strategic Energy would be exposed to market fluctuations, and possible losses, to the extent that the then current market price differed from the fixed forward contract price.

Strategic Energy monitors this risk by evaluating the credit quality of its suppliers on a routine basis as part of its risk management policy and practices. At March 31, 2002, Strategic Energy's five largest suppliers under forward supply contracts represented 77% of the total future committed purchases.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. Supplying electricity to retail customers under fixed rate contracts requires Strategic Energy to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, there is limited availability of forward fixed price power contracts. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income(loss). At March 31, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $7.4 million loss related to such cash flow hedges. However, most of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring the losses represented in comprehensive income.

Investments in Affordable Housing Limited Partnerships - KLT Investments
At March 31, 2002, KLT Investments had $74.9 million in affordable housing limited partnerships. About 66% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $47.6 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $5.3 million during the first quarter of 2002. KLT Investments estimates that additional reductions in affordable housing investments will approximate $4 million in the remainder of 2002. Projected annual reductions of the carrying value for the years 2003 through 2006 total $12 million, $8 million, $7 million and $6 million, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

DTI Bankruptcy Update
On December 31, 2001, a subsidiary of KLT Telecom, DTI filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million DIP financing to be provided by KLT Telecom. To-date, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's resultant loss of control, KLT Telecom has not included for the three months ended March 31, 2002, the ongoing earnings or loss incurred by DTI.

KLT Inc. Earnings Overview
The following table and discussion highlight significant factors affecting KLT Inc.'s effect on consolidated EPS for the three months ended March 31, 2002 and March 31, 2001.

                                                       Three Months Ended
                                                             March 31
                                                       2002           2001

Strategic Energy                                     $ 0.11         $ 0.02
DTI
  Operations 2/8/02 to 12/31/01                           -          (0.07)
  Gain on early extinguishment of debt and equity
    losses prior to majority ownership                    -           0.26
KLT Gas                                                   -           0.02
KLT Investments                                           -           0.05
Other                                                 (0.02)         (0.01)
  KLT Inc. EPS                                       $ 0.09         $ 0.27

Strategic Energy
Strategic Energy's increase in earnings per share for the three months ended March 31, 2002, compared to the same period of 2001, is due to continued strong growth in its electric energy management business.

DTI
On February 1, 2001, DTI, an equity investment of KLT Telecom on that date, completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million ($0.26 per share) extraordinary gain on the early extinguishment of debt.

KLT Gas
KLT Gas is currently developing production properties following its most recent sale of property during the second quarter of 2001.

KLT Investments
During the three months ended March 31, 2002, KLT Investments Inc. recorded earnings of approximately $0.05 per share before it reduced its investments in affordable housing limited partnerships by $5.3 million before taxes ($0.05 per share). No reduction to its investments in affordable housing limited partnerships was recognized during the same period of 2001.

KLT Inc. Revenues

                             Three Months Ended
                                  March 31              %
                              2002         2001       Change
                                  (millions)
DTI                          $    -        $ 2.3       n/a
Strategic Energy
 Electric - Retail            144.6         36.6       295 %
 Electric - Wholesale           7.2         13.7       (47)%
 Gas and other                  0.4         10.6       (96)%
KLT Gas                         0.2          1.5       (87)%
KLT Inc. Revenues            $152.4        $64.7       136 %

Strategic Energy currently serves approximately 21,500 commercial and small manufacturing accounts, compared to about 8,000 accounts for the similar period in 2001. From the beginning of 2002, Strategic Energy added about 2,000 commercial and small manufacturing accounts. Total megawatt-hour (mwh) sales for the three months ended March 31, 2002 increased to 2,240,321 mwh's from 728,997 mwh's for the same period in 2001. In addition, based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,354 megawatts compared to a peak load of 2,268 megawatts at the beginning of 2002.

Strategic Energy's wholesale revenues decreased for the three months ended March 31, 2002, compared to the same period of 2001, primarily due to large block sales of power during the first quarter of 2001 purchased under an option which expired at the end of 2001. Strategic Energy purchases energy in the wholesale markets to meet its customers' energy needs. For sales during peak periods, Strategic Energy purchases small blocks of power prior to the sales contract in order to quote stable pricing to potential new customers. Power purchased in excess of retail sales is sold in the wholesale markets.

Strategic Energy provides to its customers periodic price reductions, billing credits or cash payments resulting from favorable experience in its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of electricity energy sales when it is determined to be payable.

During the fourth quarter of 2001, Strategic Energy phased out its natural gas retail supply service in order to focus on consulting, which resulted in a decrease in gas and other sales revenues for the three months ended March 31, 2002, compared to the same period of 2001.

KLT Gas revenues decreased for the three months ended March 31, 2002, compared to the same period of 2001, primarily due to declining production at KLT Gas' Southwest Texas property.

KLT Inc. Non-operating Income (Expenses)
The unfavorable change in non-operating income (expenses) for the three months ended March 31, 2002, compared to the same period of 2001, was primarily due to KLT Investments' $5.3 million reduction in the carrying value of affordable housing limited partnerships.

KLT Inc. Income Taxes
KLT Inc. income taxes vary with the level of taxable income. Additionally, KLT Inc. accrued tax credits of $6.2 million for the three months ended March 31, 2002, and $6.6 million for the three months ended March 31, 2001. These tax credits are related to investments in affordable housing limited partnerships and natural gas properties.

Other Consolidated Discussion

Significant Balance Sheet Changes
         (March 31, 2002 compared to December 31, 2001)
o Great Plains Energy and consolidated KCP&L current income taxes (receivable) increased reflecting the tax benefit associated with KCP&L net losses including deducting deferred and capitalized storm costs.
o Great Plains Energy affordable housing limited partnerships decreased $6.2 million primarily due to a reduction in the valuation of the properties held by KLT Inc.
o Great Plains Energy other nonutility property and investments increased $7.1 million primarily because consolidated KCP&L increased $6.4 million. Consolidated KCP&L's other nonutility property and investments increased primarily due to a $2.9 million increase in the cash surrender value of KCP&L's COLI and a $3.5 million increase in property at RSAE to record vehicles under a capital lease.
o Great Plains Energy and consolidated KCP&L combined electric utility plant and construction work in progress increased $34.7 million primarily due to $12.5 million of capital expenditures due to the January ice storm and $22.2 million for other utility capital expenditures.
o Great Plains Energy and consolidated KCP&L regulatory assets increased $17.0 million primarily due to deferral of $18.1 million of the January ice storm costs applicable to Missouri customers.
o Great Plains Energy notes payable increased $38.0 million due to increased borrowings by Great Plains Energy on its short-term credit facility for general corporate purposes.
o Great Plains Energy and consolidated KCP&L commercial paper decreased $30.6 million primarily due to the repayment of KCP&L commercial paper with the proceeds from a Great Plains Energy capital infusion.
o Great Plains Energy and consolidated KCP&L current maturities of long-term debt decreased $200.0 million due to the refinancing of $200.0 million of maturing KCP&L medium-term notes with the issuance of KCP&L unsecured senior notes.
o Great Plains Energy accounts payable increased $12.5 million primarily due to increased accounts payable at Strategic Energy. Approximately $8 million of the increase at Strategic Energy is due to an increase in accrued customer credits to approximately $13 million at March 31, 2002. Strategic Energy provides to its customers periodic price reductions, billing credits or cash payments resulting from favorable experience in its power supply coordination efforts.
o Great Plains Energy accrued taxes increased $11.2 million and consolidated KCP&L accrued taxes increased $8.8 million primarily due to an $11.1 million increase in KCP&L accrued property taxes.
o Great Plains Energy and consolidated KCP&L accrued interest increased primarily due to the timing of interest payments on KCP&L long-term debt.
o Great Plains Energy other current liabilities decreased primarily due to the fluctuation in the fair value of Strategic Energy's derivatives.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities.

Great Plains Energy's liquid resources at March 31, 2002, included cash flows from operations of subsidiaries and $216.1 million of unused bank lines of credit. The unused lines consisted of $159.8 million from KCP&L's short-term bank lines of credit, $1.3 million from RSAE's bank credit agreement, $10.0 million from Strategic Energy's bank line of credit, and $45.0 million from Great Plains Energy's revolving credit facility.

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility and replaced it with a $205 million 364-day revolving credit facility syndicated with a group of banks. The revolving credit facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving any funding, that no MAC has occurred. Great Plains Energy's available liquidity under both facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

KCP&L's primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $191.0 million with eight banks (as of March 31, 2002). KCP&L uses these lines to provide support for its issuance of commercial paper, $31.4 million of which was outstanding at March 31, 2002. These bank facilities are each for a 364-day term and mature at various times throughout the year. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two agreements require KCP&L to represent, prior to receiving any funding, that no MAC has occurred. KCP&L's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

In connection with the corporate reorganization, agreements KCP&L had with KLT Investments Inc., a wholly owned subsidiary of KLT Inc., associated with notes KLT Investments Inc. issued to acquire its affordable housing investments were amended to replace KCP&L with Great Plains Energy. Great Plains Energy agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments Inc., or withdrawing amounts from KLT Investments Inc. if the withdrawals would result in KLT Investments Inc. to not be in compliance with minimum net worth and cash balance requirements. The amendment also gives KLT Investments Inc.'s lenders the right to have KLT Investments Inc. repurchase the notes if Great Plains Energy's senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L's stock. At March 31, 2002, KLT Investments Inc. had $31.1 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L has maintained its common equity at not less than 35 percent of total capitalization. Additionally, Great Plains Energy has maintained its consolidated common equity at no less than 30 percent of total consolidated capitalization. For the purposes of this calculation, capitalization is defined as common equity, preferred stock, long-term debt and short-term debt in excess of construction work in progress.

Great Plains Energy's consolidated statements of cash flows include consolidated KCP&L, KLT Inc. and GPP. KCP&L's consolidated statements of cash flows include its wholly owned subsidiary HSS. In addition, KCP&L's consolidated statements of cash flows include KLT Inc.

 and GPP for all the periods prior to the October 1, 2001 formation of the holding company. The presentation of the prior year statement of cash flows for Great Plains Energy is provided for comparative purposes and is identical to the statement of cash flows for consolidated KCP&L, prior to the formation of the holding company.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the three months ended March 31, 2002. The increase for Great Plains Energy and consolidated KCP&L over the same period of 2001 is attributable to changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Partially because of the June 2001 completion of the rebuild of Hawthorn No. 5, utility capital expenditures for the three months ended March 31, 2002, decreased $37.2 million and the allowance for borrowed funds used during construction decreased $3.8 million from the first quarter of 2001. Cash used for purchases of investments and nonutility property for the three months ended March 31, 2002, compared to the same period of 2001, decreased primarily reflecting KLT Telecom's 2001 investments in DTI and DTI purchases of telecommunications property.

Cash from Great Plains Energy and consolidated KCP&L financing activities decreased for the three months ended March 31, 2002 compared to the same period of 2001, primarily because the net changes in short-term borrowings. Additionally, long-term debt issuances, net of repayments decreased $46.6 million. These decreases reflect decreased investing activities in utility capital expenditures, nonutility property and investments discussed above.

KCP&L expects to meet day-to-day operating requirements, construction requirements (excluding new generating capacity) and dividends with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire $434 million and $403 million, respectively, of maturing debt through the year 2006 are expected to be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes through a private placement expiring in 2007. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. During the second quarter of 2002, KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, plans to file an S-4 registration statement offering to exchange up to $225 million of new 6.0% unsecured senior notes for the $225 million privately placed notes. The new notes will carry the same terms and conditions as the privately placed issue and will generally be freely tradable.

Great Plains Energy filed an S-3 registration statement on April 29, 2002, which will allow for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. Great Plains Energy has announced its plans to issue additional common equity in 2002.

Supplemental Capital Requirements and Liquidity Information Update
Great Plains Energy's other long-term contractual cash obligations, net have increased approximately 20% since December 31, 2001. The increase is primarily for new Strategic Energy purchased power contracts in the years 2003 through 2006 supporting the growth in their energy management business.

Great Plains Energy's guarantees in total have not increased substantially since December 31, 2001. However, during the first quarter of 2002, approximately $41 million of KLT Inc.'s guarantees related to Strategic Energy have been replaced by Great Plains Energy guarantees. There was also an increase to $25 million from $22 million at December 31, 2001, in RSAE's line of credit with a commercial bank, which Great Plains Energy supports through an agreement that ensures adequate capital to operate.

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

Environmental audits are conducted to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 5 to the consolidated financial statements).

Critical Accounting Policies Update
KCP&L is regulated and follows SFAS No. 71, "Accounting for Certain Types of Regulation", which applies to regulated entities with rates that are designed to recover the costs of providing service. Accordingly, KCP&L defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If SFAS No. 71 were not applicable, regulatory assets would be written off. At March 31, 2002, KCP&L had $141.4 million of unamortized regulatory assets.

On April 24, 2002, KCP&L filed a request for an accounting authority order,which does not affect rates, with the MPSC for deferral and amortization over a five-year period of the $18.1 million Missouri jurisdictional portion of the January 2002 ice storm costs. Once the order is received from the MPSC, KCP&L will begin amortizing the Missouri portion of the storm costs. The impact is expected to be $2.1 million ($0.02 per share) in 2002 and $3.6 million ($0.04 per share) annually for the remainder of the amortization period. However, if the MPSC does not grant the accounting authority order, KCP&L will expense the entire $18.1 million.

The Company adopted SFAS No. 142 on January 1, 2002. Under the new pronouncement an initial impairment test (comparison of the fair value of a reporting unit to its carrying amount) must be done on all goodwill within six months of initially applying the statement and then at least annually, thereafter. Also, goodwill is no longer amortized. Strategic Energy's valuation is complete and no impairment of the $14 million of goodwill will be recorded. Valuations of RSAE are in process and will be utilized to assess impairment, if any, of its $23 million of goodwill. Transition adjustments for the adoption of SFAS No. 142, if any, will be recorded by June 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, interim period disclosures should be read in connection with the quantitative and qualitative disclosures about market risk included in our 2001 annual report on Form 10-K. There have been no material changes in Great Plains Energy's or consolidated KCP&L's market risk since December 31, 2001.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
________

     GREAT PLAINS ENERGY INCORPORATED
     ________________________________

EXHIBIT
NO.
_______

10.1.a.   Support Agreement between Great Plains Energy
          Incorporated and R. S. Andrews Enterprises, Inc.
          dated October 25, 2001.

10.2.a.   Guarantee and Suretyship Agreement between Great
          Plains Energy Incorporated and PNC Bank dated
          March 8, 2002.

10.3.a.   Credit Agreement dated March 13, 2002 between
          Great Plains Energy Incorporated, BNP Paribas,
          Bank One of America, N.A., and Bank One, N.A.

10.4.a. Guarantee between Great Plains Energy Incorporated and Williams Energy Incorporated dated April 1,
          2002.

     KANSAS CITY POWER & LIGHT COMPANY
     _________________________________

EXHIBIT
NO.
_______

4.1.b.    Indenture dated March 1, 2002 between The Bank of
          New York and Kansas City Power & Light Company.

4.2.b Registration Rights Agreement dated March 13, 2002 between Kansas City Power & Light Company, Banc of
          America Securities LLC and BNP Paribas Securities
          Corp.

REPORTS ON FORM 8-K
___________________

     GREAT PLAINS ENERGY INCORPORATED
     ________________________________

     Great Plains Energy Incorporated filed a report on Form
8-K dated February 8, 2002, on February 15, 2002, regarding a change in its certifying accountant.

     Great Plains Energy Incorporated filed a report on Form
8-K/A dated February 8, 2002 on February 26, 2002, regarding a change in its certifying accountant.

     Great Plains Energy Incorporated filed a report on Form
8-K dated April 24, 2002, on April 25, 2002, including a press release regarding first quarter results and accompanying financials.

     KANSAS CITY POWER & LIGHT COMPANY
     _________________________________

     Kansas City Power & Light Company filed a report on Form
8-K dated February 8, 2002, on February 15, 2002, regarding a change in its certifying accountant.

     Kansas City Power & Light Company filed a report on Form
8-K/A dated February 8, 2002 on February 26, 2002, regarding a change in its certifying accountant.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      GREAT PLAINS ENERGY INCORPORATED

Dated:  May 10, 2002  By:  /s/Bernard J. Beaudoin
                      (Bernard J. Beaudoin)
                      (Chief Executive Officer)

Dated:  May 10, 2002  By:  /s/Neil Roadman
                      (Neil Roadman)
                      (Principal Accounting Officer)


                      KANSAS CITY POWER & LIGHT COMPANY

Dated:  May 10, 2002  By:  /s/Bernard J. Beaudoin
                      (Bernard J. Beaudoin)
                      (Chief Executive Officer)

Dated:  May 10, 2002  By:  /s/Neil Roadman
                      (Neil Roadman)
                      (Principal Accounting Officer)