Form 10-Q
period 2002-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2002-08-12
CIK 1143068, 54476

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


Commission       Registrant, State of Incorporation,          I.R.S. Employer
File Number         Address and Telephone Number           Identification Number

  0-33207         GREAT PLAINS ENERGY INCORPORATED               43-1916803
                      (A Missouri Corporation)
                         1201 Walnut Street
                     Kansas City, Missouri 64106
                           (816) 556-2200

   1-707          KANSAS CITY POWER & LIGHT COMPANY              44-0308720
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

Yes   X     No

The number of shares outstanding of the registrant's Common stock at August 9, 2002, was 61,908,574 shares.

Great Plains Energy and KCP&L separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

                                 GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym                            Definition

Clean Air Act                           Clean Air Act Amendments of 1990
CO2                                     Carbon Dioxide
Consolidated KCP&L                      KCP&L and its subsidiary HSS
COLI                                    Corporate Owned Life Insurance
DIP                                     Debtor-in-Possession
DTI                                     DTI Holdings, Inc. and its subsidiary
                                          Digital Teleport Inc.
EIRR                                    Environmental Improvement Revenue
                                          Refunding
EPA                                     Environmental Protection Agency
EPS                                     Earnings per share
FASB                                    Financial Accounting Standards Board
FERC                                    Federal Energy Regulatory Commission
GPP                                     Great Plains Power Incorporated, a
                                          subsidiary of Great Plains Energy
                                          Incorporated
HSS                                     Home Service Solutions Inc., a
                                          subsidiary of KCP&L
KCC                                     The State Corporation Commission of the
                                          State of Kansas
KCP&L                                   Kansas City Power & Light Company, a
                                          regulated, integrated electric
                                          utility subsidiary of Great Plains
                                          Energy Incorporated
MACT                                    Maximum Achievable Control Technology
MISO                                    Midwest Independent System Operator
MPSC                                    Missouri Public Service Commission
NEIL                                    Nuclear Electric Insurance Limited
NRC                                     Nuclear Regulatory Commission
NOx                                     Nitrogen Oxide
PCBs                                    Polychlorinated biphenyls
RSAE                                    R.S. Andrews Enterprises, Inc. a
                                          consumer services company in which
                                          HSS owns a 72% equity interest
Receivables Company                     Kansas City Power & Light Receivables
                                          Company
RTO                                     Regional Transmission Organization
SPP                                     Southwest Power Pool
SFAS                                    Statement of Financial Accounting
                                          Standards
WCNOC                                   Wolf Creek Nuclear Operating Corporation

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:

o future economic conditions in the regional, national and international markets
o state, federal and foreign regulation
o weather conditions including weather-related damage
o cost of fuel
o financial market conditions including, but not limited to, changes in interest rates
o inflation rates
o increased competition including, but not limited to, the deregulation of the electric utility industry and the entry of new competitors
o ability to carry out marketing and sales plans
o ability to achieve generation planning goals and the occurrence of unplanned generation outages
o nuclear operations
o ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
o adverse changes in applicable laws, regulations or rules governing environmental regulations (including air quality), tax or accounting matters
o delays in the anticipated in-service dates of additional generating capacity
o performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities
o non-performance of counterparties
o impact of terrorist acts
o availability and cost of capital and
o other risks and uncertainties.

  This list of factors is not all-inclusive because it is not possible to predict all possible factors.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                               GREAT PLAINS ENERGY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                     June 30        December 31
                                                       2002             2001
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                     $    30,743      $    29,034
   Receivables                                       219,317          152,114
   Fuel inventories, at average cost                  25,514           22,246
   Materials and supplies, at average cost            50,815           50,696
   Current income taxes                               40,548           31,031
   Deferred income taxes                                 743            5,061
   Other                                              18,496           19,167
      Total                                          386,176          309,349
Nonutility Property and Investments
   Affordable housing limited partnerships            72,251           81,136
   Gas property and investments                       46,840           43,385
   Nuclear decommissioning trust fund                 62,834           61,766
   Other                                              70,983           63,616
      Total                                          252,908          249,903
Utility Plant, at Original Cost
   Electric                                        4,397,314        4,332,464
   Less-accumulated depreciation                   1,845,264        1,793,786
      Net utility plant in service                 2,552,050        2,538,678
   Construction work in progress                      37,768           51,265
   Nuclear fuel, net of amortization
     of $114,736 and $127,101                         28,650           33,771
      Total                                        2,618,468        2,623,714
Deferred Charges
   Regulatory assets                                 141,135          124,406
   Prepaid pension costs                              87,140           88,337
   Goodwill                                           34,066           37,066
   Other deferred charges                             34,973           30,724
      Total                                          297,314          280,533
      Total                                      $ 3,554,866      $ 3,463,499

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                 $   215,311      $   144,404
   Commercial paper                                   94,920           62,000
   Current maturities of long-term debt               29,487          238,767
   EIRR bonds classified as current                  177,500          177,500
   Accounts payable                                  178,779          173,956
   Accrued taxes                                      24,034           14,324
   Accrued interest                                   18,230           13,262
   Accrued payroll and vacations                      24,082           26,422
   Accrued refueling outage costs                      1,906           12,979
   Other                                              27,674           35,810
      Total                                          791,923          899,424
Deferred Credits and Other Liabilities
   Deferred income taxes                             609,890          594,704
   Deferred investment tax credits                    43,657           45,748
   Accrued nuclear decommissioning costs              64,122           63,040
   Other                                             117,561          114,085
      Total                                          835,230          817,577
Capitalization (see statements)                    1,927,713        1,746,498
Commitments and Contingencies (Note 7)
      Total                                      $ 3,554,866      $ 3,463,499

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            GREAT PLAINS ENERGY
                               Consolidated Statements of Capitalization
                                              (Unaudited)

                                                                             June 30        December 31
                                                                              2002             2001
                                                                                    (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2004-08,
         7.37%* and 7.28%** weighted-average rate                        $   159,000      $   179,000
      2.90%* and 2.71%** EIRR bonds due 2012-23                              158,768          158,768
      EIRR bonds classified as current liabilities                           (31,000)         (31,000)
   Senior Notes
      7.125% due 2005                                                        250,000          250,000
      6.500% due 2011                                                        150,000          150,000
      6.000% due 2007                                                        225,000                -
      Unamortized discount                                                    (1,027)            (660)
   EIRR bonds
      3.25%*** Series A & B due 2015                                         106,500          106,500
      3.25%*** Series D due 2017                                              40,000           40,000
      EIRR bonds classified as current liabilities                          (146,500)        (146,500)
      4.50%*** Series C due 2017                                              50,000           50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
        8.03%* and 8.14%** weighted-average rate due 2003-07                   2,933            2,832
      Affordable Housing Notes
        7.83%* and 8.16%** weighted-average rate due 2003-08                  11,197           19,746
         Total                                                               974,871          778,686
Company-obligated Mandatorily Redeemable Preferred Securities
   of a trust holding solely KCP&L Subordinated Debentures                   150,000          150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                                           10,000           10,000
      4.50% - 100,000 shares issued                                           10,000           10,000
      4.20% - 70,000 shares issued                                             7,000            7,000
      4.35% - 120,000 shares issued                                           12,000           12,000
         Total                                                                39,000           39,000
Common Stock Equity
   Common stock-150,000,000 shares authorized without par value
                61,908,726 shares issued, stated value                       449,697          449,697
   Capital stock premium and expense                                          (1,632)          (1,656)
   Retained earnings (see statements)                                        322,693          344,815
   Treasury stock                                                                 (4)            (903)
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments                                  (5,881)         (12,110)
      Minimum pension liability                                               (1,031)          (1,031)
         Total                                                               763,842          778,812
         Total                                                           $ 1,927,713      $ 1,746,498


*   Weighted-average rate as of June 30, 2002
**  Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of June 30, 2002 and December 31, 2001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                          GREAT PLAINS ENERGY
                                   Consolidated Statements of Income
                                              (Unaudited)


                                                              Three Months Ended              Year to Date
                                                                   June 30                       June 30
                                                             2002           2001           2002           2001
                                                                                (thousands)
Operating Revenues
   Electric revenues - KCP&L                              $ 247,229      $ 237,564      $ 446,138      $ 436,386
   Electric revenues - Strategic Energy                     200,973         80,268        346,987        130,583
   Other revenues                                            17,162         28,738         31,045         59,791
      Total                                                 465,364        346,570        824,170        626,760
Operating Expenses
   Fuel                                                      35,350         39,589         69,357         72,303
   Purchased power - KCP&L                                   12,301         13,875         23,232         38,045
   Purchased power - Strategic Energy                       175,881         64,644        300,873        109,173
   Gas purchased and production expenses                        737          4,960          1,589         17,115
   Other                                                     81,414         85,059        158,618        164,859
   Maintenance                                               20,774         20,444         55,708         41,753
   Depreciation and depletion                                37,301         39,991         74,732         76,622
   General taxes                                             23,240         22,562         46,401         45,414
      Total                                                 386,998        291,124        730,510        565,284
   Gain on property                                            (108)       (20,398)           (67)       (21,706)
      Total                                                 386,890        270,726        730,443        543,578
Operating income                                             78,474         75,844         93,727         83,182
Gain (loss) from equity investments                            (316)           424           (632)          (112)
Minority interest in subsidiaries                            (2,918)        (1,606)        (5,355)         1,179
Non-operating income                                          2,363          3,943          3,580          7,459
Non-operating expenses                                       (4,293)        (1,688)       (12,675)        (9,169)
Interest charges                                             23,540         25,615         44,338         49,836
Income before income taxes, extraordinary
   item and cumulative effect of a change in
   accounting principle                                      49,770         51,302         34,307         32,703
Income taxes                                                 13,803         15,070          1,237           (557)
Income before extraordinary item and cumulative
   effect of a change in accounting principle                35,967         36,232         33,070         33,260
Early extinguishment of debt, net of income taxes                 -              -              -         15,872
Cumulative effect to January 1, 2002, of
   a change in accounting principle                               -              -         (3,000)             -
Net income                                                   35,967         36,232         30,070         49,132
Preferred stock dividend requirements                           411            412            823            824
Earnings available for common stock                       $  35,556      $  35,820      $  29,247      $  48,308
Average number of common shares outstanding                  61,909         61,855         61,897         61,855
Basic and diluted earnings per common share before
   extraordinary item and cumulative effect of
   a change in accounting principle                       $    0.57      $    0.58      $    0.52      $    0.52
Early extinguishment of debt                                      -              -              -           0.26
Cumulative effect to January 1, 2002, of a change
   in accounting principle                                        -              -          (0.05)             -
Basic and diluted earnings per common share               $    0.57      $    0.58      $    0.47      $    0.78

Cash dividends per common share                           $   0.415      $   0.415      $    0.83      $    0.83


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        GREAT PLAINS ENERGY
                                Consolidated Statements of Cash Flows
                                             (Unaudited)


Year to Date June 30                                           2002              2001
                                                                      (thousands)
Cash Flows from Operating Activities
Net income                                                   $  30,070        $  49,132
Adjustments to reconcile income to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes                -          (15,872)
    Cumulative effect of a change in accounting principle        3,000                -
    Depreciation and depletion                                  74,732           76,622
    Amortization of:
      Nuclear fuel                                               5,894            8,428
      Other                                                      4,968            8,561
    Deferred income taxes (net)                                 15,167              346
    Investment tax credit amortization                          (2,091)          (2,145)
    Loss from equity investments                                   632              112
    Gain on property                                               (67)         (21,706)
    Allowance for equity funds used during construction             16           (3,646)
    Deferred storm costs                                       (19,518)               -
    Other operating activities (Note 3)                        (60,120)         (93,223)
    Net cash from operating activities                          52,683            6,609
Cash Flows from Investing Activities
Utility capital expenditures                                   (66,603)        (120,010)
Allowance for borrowed funds used during construction             (452)          (7,698)
Purchases of investments                                        (5,421)         (40,653)
Purchases of nonutility property                                (7,185)         (37,168)
Proceeds from sale of assets                                     1,621           62,485
Hawthorn No. 5 partial insurance recovery                            -           30,000
Loan to DTI prior to majority ownership                              -          (94,000)
Other investing activities                                      (7,697)           8,124
    Net cash from investing activities                         (85,737)        (198,920)
Cash Flows from Financing Activities
Issuance of long-term debt                                     224,640           94,000
Repayment of long-term debt                                   (237,829)         (63,320)
Net change in short-term borrowings                            103,827          197,151
Dividends paid                                                 (52,192)         (52,164)
Other financing activities                                      (3,683)            (436)
    Net cash from financing activities                          34,763          175,231
Net Change in Cash and Cash Equivalents                          1,709          (17,080)
Cash and Cash Equivalents at Beginning of Year                  29,034           34,877
Cash and Cash Equivalents at End of Period                   $  30,743        $  17,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         GREAT PLAINS ENERGY
                           Consolidated Statements of Comprehensive Income
                                             (Unaudited)

                                                               Three Months Ended             Year to Date
                                                                    June 30                      June 30
                                                               2002          2001           2002         2001
                                                                                (thousands)
Net income                                                   $ 35,967     $ 36,232       $ 30,070     $ 49,132

Other comprehensive income:
  Gain (loss) on derivative hedging instruments                   (43)     (31,578)         5,800      (34,168)
  Income taxes                                                     13       13,127         (2,378)      14,207
    Net gain (loss) on derivative hedging instruments             (30)     (18,451)         3,422      (19,961)

  Reclassification to revenues and expenses, net of tax         1,367       (4,333)         2,807       (8,340)

  Comprehensive income before cumulative
    effect of a change in accounting principles,
    net of income taxes                                        37,304       13,448         36,299       20,831
  Cumulative effect to January 1, 2001, of a change
    in accounting principles, net of income taxes                   -            -              -       17,443

Comprehensive income                                         $ 37,304     $ 13,448       $ 36,299     $ 38,274


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         GREAT PLAINS ENERGY
                           Consolidated Statements of Retained Earnings
                                             (Unaudited)

                                                               Three Months Ended             Year to Date
                                                                    June 30                      June 30
                                                               2002          2001           2002         2001
                                                                                (thousands)
Beginning balance (Note 8)                                   $312,829     $460,139       $344,815     $473,321
Net income                                                     35,967       36,232         30,070       49,132
                                                              348,796      496,371        374,885      522,453
Dividends declared
  Preferred stock - at required rates                             411          412            823          824
  Common stock                                                 25,692       25,670         51,369       51,340

Ending balance                                               $322,693     $470,289       $322,693     $470,289


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                      June 30       December 31
                                                       2002             2001
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                      $     1,308       $       962
   Receivables                                         82,902            62,511
   Fuel inventories, at average cost                   25,514            22,246
   Materials and supplies, at average cost             50,815            50,696
   Deferred income taxes                                  743             5,061
   Other                                               15,685            11,484
      Total                                           176,967           152,960
Nonutility Property and Investments
   Nuclear decommissioning trust fund                  62,834            61,766
   Other                                               45,415            40,797
      Total                                           108,249           102,563
Utility Plant, at Original Cost
   Electric                                         4,397,314         4,332,464
   Less-accumulated depreciation                    1,845,264         1,793,786
      Net utility plant in service                  2,552,050         2,538,678
   Construction work in progress                       37,768            51,265
   Nuclear fuel, net of amortization
    of $114,736 and $127,101                           28,650            33,771
      Total                                         2,618,468         2,623,714
Deferred Charges
   Regulatory assets                                  141,135           124,406
   Prepaid pension costs                               87,140            88,337
   Goodwill                                            19,952            22,952
   Other deferred charges                              28,038            30,724
      Total                                           276,265           266,419
      Total                                       $ 3,179,949       $ 3,145,656

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                  $    23,311       $    20,404
   Commercial paper                                    94,920            62,000
   Current maturities of long-term debt                20,351           227,383
   EIRR bonds classified as current                   177,500           177,500
   Accounts payable                                    79,096           113,029
   Accrued taxes                                       23,673            15,895
   Accrued interest                                    17,779            11,327
   Accrued payroll and vacations                       22,240            22,581
   Accrued refueling outage costs                       1,906            12,979
   Other                                               13,595            14,562
      Total                                           474,371           677,660
Deferred Credits and Other Liabilities
   Deferred income taxes                              643,339           630,699
   Deferred investment tax credits                     43,657            45,748
   Accrued nuclear decommissioning costs               64,122            63,040
   Other                                               79,840            75,186
      Total                                           830,958           814,673
Capitalization (see statements)                     1,874,620         1,653,323
Commitments and Contingencies (Note 7)
      Total                                       $ 3,179,949       $ 3,145,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  KANSAS CITY POWER & LIGHT COMPANY
                              Consolidated Statements of Capitalization
                                             (Unaudited)

                                                                         June 30          December 31
                                                                           2002               2001
                                                                                 (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2004-08,
         7.37%* and 7.28%** weighted-average rate                      $   159,000        $   179,000
      2.90%* and 2.71%** EIRR bonds due 2012-23                            158,768            158,768
      EIRR bonds classified as current liabilities                         (31,000)           (31,000)
   Senior Notes
      7.125% due 2005                                                      250,000            250,000
      6.500% due 2011                                                      150,000            150,000
      6.000% due 2007                                                      225,000                  -
      Unamortized discount                                                  (1,027)              (660)
   EIRR bonds
      3.25%*** Series A & B due 2015                                       106,500            106,500
      3.25%*** Series D due 2017                                            40,000             40,000
      EIRR bonds classified as current liabilities                        (146,500)          (146,500)
      4.50%*** Series C due 2017                                            50,000             50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         8.03%* and 8.14%** weighted-average rate due 2003-07                2,933              2,832
         Total                                                             963,674            758,940
Company-obligated Mandatorily Redeemable Preferred Securities
   of a trust holding solely KCP&L Subordinated Debentures                  150,000            150,000
Common Stock Equity
   Common stock-1,000 shares authorized without par value
                    1 share issued, stated value                           562,041            526,041
   Retained earnings (see statements)                                      199,897            219,524
   Accumulated other comprehensive income (loss)
      Income (loss) on derivative hedging instruments                           39               (151)
      Minimum pension liability                                             (1,031)            (1,031)
         Total                                                             760,946            744,383
         Total                                                         $ 1,874,620        $ 1,653,323


*   Weighted-average rate as of June 30, 2002
**  Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of June 30, 2002 and December 31, 2001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                        KANSAS CITY POWER & LIGHT COMPANY
                                         Consolidated Statements of Income
                                                    (Unaudited)

                                                          Three Months Ended                    Year to Date
                                                                June 30                            June 30
                                                         2002             2001              2002             2001
                                                                               (thousands)
Operating Revenues
   Electric revenues                                  $ 247,229         $ 317,832         $ 446,138        $ 566,969
   Other revenues                                        17,018            28,738            30,294           59,791
      Total                                             264,247           346,570           476,432          626,760
Operating Expenses
   Fuel                                                  35,350            39,589            69,357           72,303
   Purchased power                                       12,301            78,519            23,232          147,218
   Gas purchased and production expenses                      -             4,960                 -           17,115
   Other                                                 69,276            85,059           135,345          164,859
   Maintenance                                           20,741            20,444            55,638           41,753
   Depreciation and depletion                            36,940            39,991            73,819           76,622
   General taxes                                         22,927            22,562            45,750           45,414
      Total                                             197,535           291,124           403,141          565,284
   Gain on property                                        (183)          (20,398)             (305)         (21,706)
      Total                                             197,352           270,726           402,836          543,578
Operating income                                         66,895            75,844            73,596           83,182
Income (loss) from equity investments                         -               424                 -             (112)
Minority interest in subsidiaries                             -            (1,606)                -            1,179
Non-operating income                                      1,889             3,943             2,750            7,459
Non-operating expenses                                   (2,346)           (1,688)           (5,003)          (9,169)
Interest charges                                         21,543            25,615            40,955           49,836
Income before income taxes, extraordinary
   item and cumulative effect of a change in
   accounting principle                                  44,895            51,302            30,388           32,703
Income taxes                                             17,864            15,070            11,338             (557)
Income before extraordinary item and cumulative
   effect of a change in accounting principle            27,031            36,232            19,050           33,260
Early extinguishment of debt, net of
   income taxes                                               -                 -                 -           15,872
Cumulative effect to January 1, 2002, of a
   change in accounting principle                             -                 -            (3,000)               -
Net income                                               27,031            36,232            16,050           49,132
Preferred stock dividend requirements                         -               412                 -              824
Earnings available for common stock                   $  27,031         $  35,820         $  16,050        $  48,308



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Year to date June 30                                         2002        2001
                                                                (thousands)
Cash Flows from Operating Activities
Net income                                                $ 16,050     $ 49,132
Adjustments to reconcile income to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes            -      (15,872)
    Cumulative effect of a change in accounting principle    3,000            -
    Depreciation and depletion                              73,819       76,622
    Amortization of:
      Nuclear fuel                                           5,894        8,428
      Other                                                  3,511        8,561
    Deferred income taxes (net)                             16,836          346
    Investment tax credit amortization                      (2,091)      (2,145)
    Loss from equity investments                                 -          112
    Gain on property                                          (305)     (21,706)
    Allowance for equity funds used during construction         16       (3,646)
    Deferred storm costs                                   (19,518)           -
    Other operating activities (Note 3)                    (50,950)     (93,223)
    Net cash from operating activities                      46,262        6,609
Cash Flows from Investing Activities
Utility capital expenditures                               (66,603)    (120,010)
Allowance for borrowed funds used during construction         (452)      (7,698)
Purchases of investments                                    (1,711)     (40,653)
Purchases of nonutility property                            (1,613)     (37,168)
Proceeds from sale of assets                                     -       62,485
Hawthorn No. 5 partial insurance recovery                        -       30,000
Loan to DTI prior to majority ownership                          -      (94,000)
Other investing activities                                  (7,728)       8,124
    Net cash from investing activities                     (78,107)    (198,920)
Cash Flows from Financing Activities
Issuance of long-term debt                                 224,640       94,000
Repayment of long-term debt                               (227,032)     (63,320)
Net change in short-term borrowings                         35,827      197,151
Dividends paid                                                   -      (52,164)
Dividends paid to Great Plains Energy                      (35,677)           -
Equity contribution from Great Plains Energy                36,000            -
Other financing activities                                  (1,567)        (436)
    Net cash from financing activities                      32,191      175,231
Net Change in Cash and Cash Equivalents                        346      (17,080)
Cash and Cash Equivalents at Beginning of Year                 962       34,877
Cash and Cash Equivalents at End of Period                $  1,308     $ 17,797

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                  KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Statements of Comprehensive Income
                                             (Unaudited)

                                                                Three months ended             Year to date
                                                                      June 30                    June 30
                                                                2002         2001           2002         2001
                                                                                  (thousands)
Net income                                                   $ 27,031      $ 36,232       $ 16,050     $ 49,132

Other comprehensive income:
  Gain (loss) on derivative hedging instruments                  (186)      (31,578)           422      (34,168)
  Income taxes                                                     72        13,127           (165)      14,207
    Net gain (loss) on derivative hedging instruments            (114)      (18,451)           257      (19,961)

  Reclassification to revenues and expenses, net of tax          (104)       (4,333)           (67)      (8,340)

  Comprehensive income before cumulative
    effect of a change in accounting principles,
    net of income taxes                                        26,813        13,448         16,240       20,831
  Cumulative effect to January 1, 2001, of a change
    in accounting principles, net of income taxes                   -             -              -       17,443

Comprehensive income                                         $ 26,813      $ 13,448       $ 16,240     $ 38,274


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                  KANSAS CITY POWER & LIGHT COMPANY
                            Consolidated Statements of Retained Earnings
                                             (Unaudited)

                                                                Three months ended             Year to date
                                                                      June 30                    June 30
                                                                2002         2001           2002         2001
                                                                                  (thousands)
 Beginning balance (Note 8)                                  $182,866      $460,139       $219,524     $473,321
 Net income                                                    27,031        36,232         16,050       49,132
                                                              209,897       496,371        235,574      522,453
 Dividends declared
   Preferred stock - at required rates                              -           412              -          824
   Common stock                                                     -        25,670              -       51,340
   Common stock held by Great Plains Energy                    10,000             -         35,677            -

 Ending balance                                              $199,897      $470,289       $199,897     $470,289


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

1. ORGANIZATION

Great Plains Energy (The Company)
Great Plains Energy's consolidated financial statements include consolidated KCP&L, KLT Inc. and GPP. KLT Inc.'s major holdings consist of Strategic Energy, KLT Gas, and investments in affordable housing limited partnerships. GPP's assets and results of operations are insignificant to Great Plains Energy's financial position and results of operations for all periods presented.

During the second quarter of 2002, the Company's management revised its corporate business strategy. As a result of this revision, management has decided to limit the operations of GPP until market conditions improve, or the Company makes changes in its business strategy.

Effective October 1, 2001, KCP&L distributed, as a dividend, its 100% ownership of KLT Inc. and GPP to Great Plains Energy. As a result, those companies are subsidiaries of Great Plains Energy and are not included in consolidated KCP&L's results of operations and financial position since that date. The presentation of the prior year results of operations for Great Plains Energy is provided for comparative purposes and is identical to the results of operations for consolidated KCP&L, prior to formation of the holding company, presented for that year. Intercompany balances and transactions have been eliminated in consolidation.

Consolidated KCP&L
KCP&L's consolidated financial statements include its wholly owned subsidiary HSS. HSS has two subsidiaries: Worry Free Service, Inc. and RSAE. In addition, KCP&L's consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001, formation of the holding company.

Strategic Energy Revenues and Purchased Power Reclassified
Great Plains Energy retail electric revenues and purchased power have been reduced by $5.8 million for the three months ended March 31, 2002 to reflect Strategic Energy's policy of reflecting customer credits as a reduction of electricity energy sales when such credits are determined to be payable. Similarly, retail electric revenues and purchased power reported in the second quarter 2002 earnings press release have been reduced by $4.3 million and $10.1 million for the three months ended and year to date June 30, 2002, respectively. The table below details the originally reported amounts and the reclassification.

                                                       Three Months     Three Months
                                                           Ended            Ended        Year to Date
                                                          March 30         June 30          June 30
                                                          2002 (a)        2002 (b)         2002 (b)
                                                                         (millions)
Operating revenues- Strategic Energy, as reported         $ 152.2          $ 205.5          $ 357.7
Reclassification                                             (5.8)            (4.3)           (10.1)
Operating revenues - Strategic Energy                     $ 146.4          $ 201.2          $ 347.6

Purchased power - Strategic Energy, as reported           $ 130.8          $ 180.2          $ 311.0
Reclassification                                             (5.8)            (4.3)           (10.1)
Purchased power - Strategic Energy                        $ 125.0          $ 175.9          $ 300.9

(a) As reported in Form 10-Q for the period ended March 30, 2002 and on Form 8-K dated April 24, 2002.
(b) As reported in the press release dated July 24, 2002 for the period ended June 30, 2002.

2. RESTRICTED CASH

Strategic Energy has entered into performance assurance agreements with selected electricity power suppliers. As part of the agreements, Strategic Energy has directed selected retail customers to remit payment to lockboxes that are held in trust and managed by a Trustee, agreed upon by both the supplier and Strategic Energy. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy during the month according to the supplier payment terms. Any excess remittances into the lockboxes are remitted back to Strategic Energy after the disbursement to the supplier has been made. The assets of the Trust are included in cash and cash equivalents in the Great Plains Energy consolidated balance sheets and totaled $14.1 million at June 30, 2002 and $2.2 million at December 31, 2001.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
                                                               Year to Date
                                                                  June 30
                                                           2002           2001
Cash flows affected by changes in:                              (thousands)
  Receivables                                          $ (67,203)     $ (60,076)
  Fuel inventories                                        (3,102)        (3,107)
  Materials and supplies                                    (119)        (1,326)
  Accounts payable                                         4,823        (41,118)
  Accrued taxes and current income taxes                     193          3,568
  Accrued interest                                         4,968            472
  Wolf Creek refueling outage accrual                    (11,073)         5,670
  Pension and postretirement benefit obligations             (20)       (14,051)
Other                                                     11,413         16,745
    Total other operating activities                   $ (60,120)     $ (93,223)

Cash paid during the period:
Interest                                               $  38,295      $  41,178
Income taxes                                           $   5,753      $   8,624


Consolidated KCP&L Other Operating Activities
                                                               Year to Date
                                                                  June 30
                                                           2002           2001
Cash flows affected by changes in:                              (thousands)
  Receivables                                          $ (20,391)     $ (60,076)
  Fuel inventories                                        (3,102)        (3,107)
  Materials and supplies                                    (119)        (1,326)
  Accounts payable                                       (33,933)       (41,118)
  Accrued taxes                                            7,778          3,568
  Accrued interest                                         6,452            472
  Wolf Creek refueling outage accrual                    (11,073)         5,670
  Pension and postretirement benefit obligations             (20)       (14,051)
Other                                                      3,458         16,745
    Total other operating activities                   $ (50,950)     $ (93,223)

Cash paid during the period:
Interest                                               $  33,428      $  41,178
Income taxes                                           $   1,800      $   8,624


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

Plains Energy and KCP&L's consolidated statement of cash flows year to date June 30, 2001. See Note 11 for discussion of DTI's bankruptcy.

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

4. CAPITALIZATION

KCP&L Financing I (Trust) has previously issued $150.0 million of 8.3% preferred securities. The sole asset of the Trust is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L.

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes, maturing in 2007, through a private placement. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, filed an S-4 registration statement offering to exchange up to $225 million of 6.0% unsecured senior notes registered under the Securities Act for the $225 million privately placed notes. KCP&L expects the registration statement to become effective during the third quarter.

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility. Great Plains Energy replaced the bridge facility with a $205 million syndicated 364-day, revolving credit facility with a group of banks. During June 2002, Great Plains Energy entered into a separate $20 million 364-day revolving credit facility with a bank. At June 30, 2002, Great Plains Energy had $192.0 million of borrowings, at an average interest rate of 2.725%, outstanding under the facilities.

In March 2002, Great Plains Energy made a $36 million capital contribution to KCP&L increasing capital stock premium and expense to $75 million, which is reflected in Common stock in the KCP&L consolidated statement of capitalization.

Great Plains Energy filed an S-3 registration statement on April 29, 2002, for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. Great Plains Energy has previously announced its plans to issue additional common equity. The timing and amount of this transaction is dependent on a number of factors, including overall and sector-specific equity market conditions.

5. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. During the second quarter of 2002, the Company's management revised its corporate business strategy focusing on the following three primary business segments: (1) KCP&L, an integrated electric utility, generates, transmits and distributes electricity; (2) Strategic Energy earns a management fee on the direct delivery to retail customers under long-term contracts of wholesale power purchased under long-term contracts while operating in several deregulated electricity markets; and (3) KLT Gas acquires and develops early stage coal bed methane properties. "Other" includes the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy's reportable segments. Prior year information has been restated to conform to the current presentation.


For the three months ended                              Strategic                             Great Plains
June 30, 2002                               KCP&L         Energy       KLT Gas       Other       Energy
                                                                    (millions)
Operating revenues                         $247.2        $201.2        $ (0.1)      $ 17.1      $ 465.4
Depreciation and depletion                  (36.1)         (0.2)         (0.1)        (0.9)       (37.3)
Interest charges                            (21.1)         (0.1)            -         (2.3)       (23.5)
Loss from equity investments                    -             -             -         (0.3)        (0.3)
Income taxes                                (17.9)         (5.8)          2.5          7.4        (13.8)
Net income (loss)                            27.3           8.2          (0.3)         0.8         36.0



For the three months ended                              Strategic                             Great Plains
June 30, 2001                               KCP&L         Energy       KLT Gas       Other       Energy
                                                                    (millions)
Operating revenues                         $237.6        $ 85.1        $  0.4       $ 23.4      $ 346.5
Depreciation and depletion                  (33.8)         (0.1)         (0.4)        (5.7)       (40.0)
Interest charges                            (18.3)            -             -         (7.3)       (25.6)
Income (loss) from equity investments           -             -           0.9         (0.5)         0.4
Income taxes                                (14.4)         (4.4)         (5.3)         9.0        (15.1)
Net income (loss)                            23.4           6.3          11.9         (5.4)        36.2


                                                        Strategic                             Great Plains
Year to date June 30, 2002                  KCP&L         Energy       KLT Gas       Other       Energy
                                                                    (millions)
Operating revenues                         $446.1        $347.6        $  0.1       $ 30.4      $ 824.2
Depreciation and depletion                  (71.9)         (0.4)         (0.4)        (2.0)       (74.7)
Interest charges                            (40.1)         (0.2)            -         (4.0)       (44.3)
Loss from equity investments                    -             -             -         (0.6)        (0.6)
Income taxes                                (11.3)        (10.6)          4.8         15.9         (1.2)
Cumulative effect of a change
   in accounting principle                      -             -             -         (3.0)        (3.0)
Net income (loss)                            20.4          15.1          (0.4)        (5.0)        30.1


                                                        Strategic                             Great Plains
Year to date June 30, 2001                  KCP&L         Energy       KLT Gas       Other       Energy
                                                                    (millions)
Operating revenues                         $436.4        $146.0        $  1.9       $ 42.4      $ 626.7
Depreciation and depletion                  (66.5)         (0.1)         (1.0)        (9.0)       (76.6)
Interest charges                            (37.7)         (0.1)            -        (12.0)       (49.8)
Income (loss) from equity investments           -             -           1.0         (1.1)        (0.1)
Income taxes                                (10.1)         (5.1)         (3.5)        19.2          0.5
Early extinguishment of debt                    -             -             -         15.9         15.9
Net income                                   21.3           7.3          13.3          7.2         49.1



                                                          Strategic      KLT                   Great Plains
                                             KCP&L          Energy       Gas         Other        Energy
June 30, 2002                                                         (millions)
Assets(a)                                  $ 3,123.9      $ 183.1      $ 54.8       $ 193.1      $ 3,554.9
Capital and investment expenditures (b)         68.3          0.6         4.6           5.7           79.2
December 31, 2001
Assets(a)                                  $ 3,089.4      $ 129.1      $ 57.6       $ 187.4      $ 3,463.5
Capital and investment expenditures (b)        265.8          1.5        25.0          82.0          374.3

(a) KCP&L assets do not match the KCP&L assets in the consolidated KCP&L segment table due to the reclassification of accrued taxes to current income taxes during consolidation with Great Plains Energy.
(b) Capital and investment expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
On October 1, 2001, consolidated KCP&L distributed, as a dividend, its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and have not been included in consolidated KCP&L's results of operations and financial position since October 1, 2001.

The table below reflects summarized financial information for the three months ended and year to date June 30, 2002, concerning consolidated KCP&L's reportable segment. For the three months ended and year to date June 30, 2001, consolidated KCP&L's segment information is identical to the Great Plains Energy segment information presented above.

For the three months ended                                      Consolidated
June 30, 2002                             KCP&L        Other        KCP&L
                                                    (millions)
Operating revenues                      $ 247.2       $ 17.0       $ 264.2
Depreciation and depletion                (36.1)        (0.8)        (36.9)
Interest charges                          (21.1)        (0.5)        (21.6)
Income taxes                              (17.9)         0.1         (17.8)
Net income (loss)                          27.3         (0.2)         27.1


                                                                Consolidated
Year to date June 30, 2002                KCP&L        Other        KCP&L
                                                    (millions)
Operating revenues                      $ 446.1       $ 30.3       $ 476.4
Depreciation and depletion                (71.9)        (1.9)        (73.8)
Interest charges                          (40.1)        (0.9)        (41.0)
Income taxes                              (11.3)           -         (11.3)
Cumulative effect of a change
   in accounting principle                    -         (3.0)         (3.0)
Net income (loss)                          20.4         (4.3)         16.1


                                                                    Consolidated
                                               KCP&L        Other       KCP&L
June 30, 2002                                            (millions)
Assets                                       $ 3,125.2     $ 54.7     $ 3,179.9
Capital and investment expenditures (a)           68.3        1.6          69.9
December 31, 2001
Assets                                       $ 3,092.5     $ 53.1     $ 3,145.6
Capital and investment expenditures (a)          265.8       87.0         352.8

(a) Capital and investment expenditures reflect year to date amounts for the periods presented.

6. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In January of 1997, KLT Energy Services, a wholly-owned subsidiary of KLT Inc., acquired approximately 71% of Custom Energy from Environmental Lighting Concepts. In February of 1999, Custom Energy acquired 100% of the outstanding ownership interest in Strategic Energy in exchange for 25% of the ownership interest in Custom Energy. In a December 1999 reorganization, Custom Energy changed its name to Custom Energy Holdings and transferred all of its operations to a new wholly owned subsidiary called Custom Energy. After the reorganization, Custom Energy Holdings' assets consisted of its ownership interests in Strategic Energy and Custom Energy. Through a series of transactions, KLT Energy Services has increased its indirect ownership position in Strategic Energy to approximately 83% as of December 31, 2001. In a July 2002 transaction, Custom Energy was distributed to KLT Energy Services and a third-party investor, resulting in Strategic Energy being the sole subsidiary of Custom Energy Holdings. Environmental Lighting Concepts continues to own a 5.8% indirect ownership interest in Strategic Energy. Gregory Orman, Executive Vice President of Corporate Development and Strategic Planning of Great Plains Energy and President and CEO of KLT Inc., holds a 67% interest in Environmental Lighting Concepts.

Custom Energy Holdings' business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services, one representative designated by Environmental Lighting Concepts and one representative designated by a third party investor. Certain actions (including amendment of Custom Energy Holdings' operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings. Certain other actions (including mergers with Custom Energy Holdings, acquisitions by Custom Energy Holdings, assumption of non-recourse indebtedness, sales of substantial assets, approval of distributions, filing of registration statements, partition of assets, admission of new members and transfers of interests in Custom Energy Holdings) can be approved by the Management Committee, but to the extent they affect the rights, obligations, assets or business of Strategic Energy, the approval of the Strategic Energy Management Committee is also required.

Strategic Energy's business and affairs are controlled and managed exclusively by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by Environmental Lighting Concepts and one representative designated by a third party investor. Certain actions (including amendment of Strategic Energy's operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee representatives of Strategic Energy.

7. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $9.5 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection, an assessment plan mandated by the NRC, provides insurance for the $9.3 billion balance.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. KCP&L's net investment on its books at June 30, 2002 and December 31, 2001, was $7.4 million.

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

Environmental Matters
KCP&L's operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters. The generation and transmission of electricity produces and requires disposal of certain hazardous products which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities at a significant cost. At June 30, 2002, and December 31, 2001, KCP&L had $1.9 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

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

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its 3 to 0 decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This ruling denies all state, industry and environmental groups petitions for review and thus upheld as valid the EPA's new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA's actions were reasonable and not arbitrary and capricious, and cited the deference given the Agency's decision-making authority. The court stated that the extensive records established for each rule supported the EPA's actions in both rulemakings.

This ruling by the Appeals Court removed the last major hurdle to the EPA's implementation of stricter ambient air quality standards for ozone and fine particles. The EPA has not yet issued regulations incorporating the new standards. Until new regulations are issued, KCP&L is unable to estimate the impact of the new standards. However, the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

In the February 22, 2002, Federal Register, the EPA issued proposed Phase II NOx SIP Call regulation which specifically excludes the fossil plants in the western part of Missouri from the NOx SIP Call. To date, the EPA has not issued its final Phase II NOx SIP Call regulation.

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

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 megawatts of peaking capacity (the "Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants (Investors) of $200 million. KCP&L is in the process of amending the lease arrangement to adjust the amount financed from the previously estimated $200 million to $176 million to reflect a reduction in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. In accordance with SFAS No. 13 "Accounting for Leases," and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Project and related lease obligations are not included in KCP&L's consolidated balance sheet. The Lessor has appointed KCP&L as supervisory agent responsible for completing construction of the Project by no later than June 2004. The initial lease term is approximately three and one quarter years, beginning at the date of construction completion, which is expected to be June 2003. At the end of the lease term (October 2006), KCP&L may choose to sell the Project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. If KCP&L does not elect the sale option, KCP&L must either extend the lease, if it can obtain the consent of the Lessor, or purchase the Project for the then outstanding project cost. KCP&L also has contingent obligations to the Lessor upon an event of a default during both the construction period and lease period. Upon a default in the construction period, KCP&L's maximum obligation to the Lessor equals (i) in the circumstances of bankruptcy, fraud, illegal acts, misapplication of funds and willful misconduct, 100% of then-incurred project costs, and (ii) in all other circumstances, an amount which may be up to 89.9% of then-incurred project costs that are capitalizable in accordance with GAAP. At June 30, 2002, cumulative project costs were approximately $86.8 million. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs. KCP&L's rental obligation, which reflects interest payments only, is expected to be approximately $24.6 million in the aggregate.

During the second quarter of 2002, the FASB issued an exposure draft related to identifying and accounting for special-purpose entities. The proposed interpretation would require consolidation of special-purpose entities by a business that has a controlling financial interest. The proposed interpretation would explain how to determine if a business has a controlling financial interest through a variable interest such as financial instruments, service contracts, nonvoting ownership interest, or other arrangements. The provisions of the proposed interpretation would apply immediately to special-purpose entities created after the date of the final interpretation and would apply to special-purpose entities already in existence as of the beginning of the first fiscal year or interim period beginning after March 15, 2003. If the exposure draft were to be issued as currently proposed, the Company believes the synthetic lease discussed above would need to be consolidated.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Commitments at June 30, 2002, under these agreements total $1,138.8 million through 2010. Commitments for the remainder of 2002 total $262.2 million and for the years 2003 through 2006 total $370.3 million, $242.3 million, $203.6 million, and $45.3 million, respectively. See Note 10 for further discussion.

Put Option Held by Minority Interests in Strategic Energy
KLT Energy Services indirectly owns approximately 83% of Strategic Energy. Certain employees of Strategic Energy and other investors have a put option to sell all or part of their interests in Strategic Energy (currently 11.45%) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value would be determined by the mutual agreement of the parties, or if an agreement cannot be reached, by third party appraisal.

DTI Holdings, Inc. and Subsidiaries
On December 31, 2001, DTI, a subsidiary of KLT Telecom, filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million in DIP financing to be provided by KLT Telecom. As of June 30, 2002, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's resultant loss of control, KLT Telecom has not included the ongoing earnings or loss incurred by DTI in its results for the three months ended and year to date June 30, 2002.

Consistent with the fiduciary obligation of the creditors' committee to investigate potential sources of recovery for the DTI bankruptcy estate, the creditors' committee served a request for the production of documents by the Company and its affiliates relating to the issue of whether DTI should have been compensated for the use by the Company of its tax losses. The Company believes that it would have meritorious defenses to any such claim that ultimately might be asserted by the creditors' committee. Since the legal and factual basis for any such unasserted claim have not yet been established, the Company is currently unable to estimate the amount of liability or loss, if any, that might arise if a claim is asserted.

8. GOODWILL

SFAS No. 142, "Goodwill and Other Intangible Assets"
The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year. The Company will perform its annual goodwill impairment tests before the end of the year. Any future impairment of goodwill would be reflected in continuing operations.

Strategic Energy's initial valuation has been completed and there was no impairment of the $14 million of goodwill.

In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and recorded a $3.0 million write-down of goodwill. The goodwill write-down is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle. After the write-down, RSAE had goodwill of $20 million, which was unchanged through June 30, 2002. First quarter 2002 income statement information has been restated to reflect the cumulative effect to January 1, 2002, of a change in accounting principle as follows:

For the three months ended March 31, 2002            Great Plains
(in thousands, except per share amounts)                Energy           KCP&L

Net loss, as originally reported                      $  (2,897)      $  (7,981)
Cumulative effect to January 1, 2002,
  of a change in accounting principle                    (3,000)         (3,000)
Net loss, as restated                                    (5,897)        (10,981)
Preferred stock dividend requirements                       412               -
Loss available for common stock, as restated          $  (6,309)      $ (10,981)

Basic and diluted loss per common share,
  as originally reported                              $   (0.05)
Cumulative effect to January 1, 2002, of a change
  in accounting principle                                 (0.05)
Basic and diluted loss per common share,
  as restated                                         $   (0.10)

Retained earnings at March 31, 2002,
  as originally reported                              $ 315,829       $ 185,866
Cumulative effect to January 1, 2002, of a change
  in accounting principle                                (3,000)         (3,000)
Retained earnings at March 31, 2002, as restated      $ 312,829       $ 182,866


The following table adjusts the reported 2001 Great Plains Energy and Consolidated KCP&L income statement information to add back goodwill amortization as if the provisions of SFAS No. 142 had been applied during all periods presented.

                                                        Three Months       Year
                                                            Ended        to Date
                                                           June 30       June 30
(in thousands, except per share amounts)                     2001          2001

Income before extraordinary item, as reported              $ 36,232     $ 33,260
Add back: Goodwill amortization                                 703        1,742
Income before extraordinary item                             36,935       35,002
Early extinguishment of debt, net of income taxes                 -       15,872
Income, as adjusted                                          36,935       50,874
Preferred stock dividend requirments                            412          824
Earnings available for common stock, as adjusted           $ 36,523     $ 50,050

Basic and diluted earnings per common share before
  extraordinary item, as reported                          $   0.58     $   0.52
Add back:  Goodwill amortization                               0.01         0.03
Basic and diluted earnings per common share before
  extraordinary item, as adjusted                              0.59         0.55
Early extinguishment of debt                                      -         0.26
Basic and diluted earnings per common share, as adjusted   $   0.59     $   0.81


9. RECEIVABLES

The Company's accounts receivables are comprised of the following:

                                                     June 30      December 31
                                                       2002          2001
                                                          (thousands)
Kansas City Power & Light Receivables Company       $ 46,774       $ 25,723
KCP&L other receivables                               36,128         36,788
  Consolidated KCP&L receivables                      82,902         62,511
Great Plains Energy other receivables                136,415         89,603
  Great Plains Energy receivables                   $219,317       $152,114

In 1999, KCP&L entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, a special purpose entity established to purchase customer accounts receivable from KCP&L. The agreement expires in October 2002, however, KCP&L will seek, and expects to renew the agreement. Receivables Company has sold receivable interests to outside investors. Accounts receivable sold under the revolving agreement between Receivables Company and KCP&L totaled $115.2 million at June 30, 2002 and $95.7 million at December 31, 2001. These sales included unbilled receivables of $46.1 million at June 30, 2002, and $28.9 million at December 31, 2001. In consideration of the sale, KCP&L receives up to $70 million in cash and the remaining balance in the form of a subordinated note from Receivables Company. At June 30, 2002, KCP&L had received $68.4 million in cash from Receivables Company. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L's loss on the sale of accounts receivable and are included in non-operating expenses. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers. As currently proposed, the FASB exposure draft related to identifying and accounting for special-purpose entities would not require consolidation of the Receivables Company.

Information regarding KCP&L's sale of accounts receivable is reflected in the following table.


                                            Three Months Ended            Year to Date
                                                 June 30                     June 30
                                            2002         2001           2002         2001
                                                            (thousands)

Gross proceeds on sale of
  accounts receivable                     $240,371      $233,047      $432,950      $434,482
Collections                                211,785       207,780       419,026       424,577
Loss on sale of accounts receivable          1,251         1,756         2,353         5,659
Late fees                                      755         1,380           654         1,116

KCP&L other receivables at June 30, 2002 and December 31, 2001, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at June 30, 2002 and December 31, 2001 are primarily the accounts receivable held by Strategic Energy which include unbilled receivables of $65.1 million at June 30, 2002 and $48.5 million at December 31, 2001.

10. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company's interest rate risk management strategy uses derivative instruments to adjust the Company's liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

The Company's risk management activities, including the use of derivatives, are subject to the management, direction and control of internal Risk Management Committees.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to adjust the Company's liability portfolio to optimize the mix of fixed and floating rate debt within an established range.

KCP&L has two interest rate swap agreements in place to fix the interest rate on $30 million of floating-rate long-term debt. These swaps do not meet the criteria to qualify for hedge accounting. The swap agreements terminate in 2003 and effectively fix the interest at a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets or liabilities and adjustments to interest expense. Changes in the fair market value of these instruments are recorded in the income statement.

Commodity Risk Management
KCP&L's risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments is recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in fuel expense.

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

As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy's policy is to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income (loss). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in purchased power. At June 30, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $5.9 million loss related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring any of the losses represented in comprehensive income.

The remaining swap agreements do not qualify for hedge accounting. The fair market value of these swaps at January 1, 2001, was recorded as an asset or liability on the consolidated balance sheet and an adjustment to the cost of purchased power. The change in the fair market value and future changes in the fair market values of these swaps will also be recorded in purchased power.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets or current liabilities, as applicable, and the cumulative effect of a change in accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the impact of a change in the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in gas revenues. KLT Gas is currently developing gas properties and has no production hedged at June 30, 2002.

The amounts recorded related to the cash flow hedges in other comprehensive income (OCI) are summarized below.

Great Plains Energy activity for the three months ended June 30, 2002

                                              Increase
                                March 31     (Decrease)                  June 30
                                  2002         in OCI     Reclassified     2002
Assets                                              (millions)
  Other current assets          $  0.8        $ (0.5)       $ (0.2)      $  0.1
  Other deferred debits            0.3           0.2             -          0.5
Liabilities and capitalization
  Other current liabilities       (7.4)         (3.4)          2.9         (7.9)
  Accumulated OCI                  7.2             -          (1.3)         5.9
  Deferred income taxes            5.1             -          (1.0)         4.1
  Other deferred credits          (6.0)          3.7          (0.4)        (2.7)


Consolidated KCP&L activity for the three months ended June 30, 2002

                                              Increase
                                March 31     (Decrease)                  June 30
                                  2002         in OCI     Reclassified     2002
Assets                                              (millions)
  Other current assets          $  0.4        $ (0.2)       $ (0.2)      $    -
Liabilities and capitalization
  Accumulated OCI                 (0.3)          0.2           0.1            -
  Deferred income taxes           (0.1)            -           0.1            -


Great Plains Energy and Consolidated KCP&L activity for the
  three months ended June 30, 2001
                                              Increase
                                March 31     (Decrease)                  June 30
                                  2001         in OCI     Reclassified     2001
Assets                                              (millions)
  Other current assets          $ 30.1        $(13.8)       $(10.3)      $  6.0
Liabilities and capitalization
  Other current liabilities       (4.4)        (24.7)          1.1        (28.0)
  Accumulated OCI                (11.9)         18.4           4.3         10.8
  Deferred income taxes           (8.7)         13.1           3.1          7.5
  Other deferred credits          (5.1)          7.0           1.8          3.7

Great Plains Energy activity year to date June 30, 2002

                                              Increase
                               December 31   (Decrease)                  June 30
                                  2001         in OCI     Reclassified     2002
Assets                                              (millions)
  Other current assets          $ (0.2)       $  0.4        $ (0.1)      $  0.1
  Other deferred debits              -           0.5             -          0.5
Liabilities and capitalization
  Other current liabilities      (12.7)         (1.0)          5.8         (7.9)
  Accumulated OCI                 12.1          (3.4)         (2.8)         5.9
  Deferred income taxes            8.5          (2.4)         (2.0)         4.1
  Other deferred credits          (7.7)          5.9          (0.9)        (2.7)


Consolidated KCP&L activity year to date June 30, 2002

                                              Increase
                               December 31   (Decrease)                  June 30
                                  2001         in OCI     Reclassified     2002
Assets                                              (millions)
  Other current assets          $ (0.2)       $  0.3        $ (0.1)      $    -
Liabilities and capitalization
  Other current liabilities       (0.1)          0.1             -            -
  Accumulated OCI                  0.2          (0.2)            -            -
  Deferred income taxes            0.1          (0.2)          0.1            -


Great Plains Energy and Consolidated KCP&L activity
year to date June 30, 2001
                               Cumulative
                               Effect to      Increase
                               January 1,    (Decrease)                  June 30
                                  2001         in OCI     Reclassified     2001
Assets                                              (millions)
  Other current assets          $ 44.5        $(17.3)       $(21.2)      $  6.0
Liabilities and capitalization
  Other current liabilities       (6.8)        (24.4)          3.2        (28.0)
  Accumulated OCI                (17.4)         19.9           8.3         10.8
  Deferred income taxes          (12.7)         14.2           6.0          7.5
  Other deferred credits          (7.6)          7.6           3.7          3.7


Reclassified to earnings for the three months ended June 30,

                                 Great Plains Energy         Consolidated KCP&L
                                  2002         2001          2002          2001
                                                    (millions)
Gas revenues                    $ (0.2)       $ (1.0)       $    -       $ (1.0)
Fuel expense                       0.2             -           0.2            -
Purchased power expense           (2.7)         10.2             -         10.2
Minority interest                  0.4          (1.8)            -         (1.8)
Income taxes                       1.0          (3.1)         (0.1)        (3.1)
  OCI                           $ (1.3)       $  4.3        $  0.1       $  4.3

Reclassified to earnings year to date June 30,

                                 Great Plains Energy         Consolidated KCP&L
                                  2002         2001          2002          2001
                                                    (millions)
Gas revenues                    $ (0.2)       $ (3.1)       $    -       $ (3.1)
Fuel expense                       0.1             -           0.1            -
Purchased power expense           (5.6)         21.1             -         21.1
Minority interest                  0.9          (3.7)            -         (3.7)
Income taxes                       2.0          (6.0)         (0.1)        (6.0)
  OCI                           $ (2.8)       $  8.3        $    -       $  8.3




11. KCP&L JANUARY ICE STORM

At the end of January 2002, the most damaging ice storm in Kansas City history caused roughly 285,000 customer outages throughout the KCP&L territory. Incremental costs incurred through June 30, 2002, related to the January ice storm were approximately $50.2 million of which $14.7 million were capital expenditures and therefore recorded to utility plant. KCP&L expensed $16.0 million ($0.16 per share) for the Kansas jurisdictional portion of the storm costs and deferred as a regulatory asset $19.5 million of the storm costs applicable to Missouri.

In the second quarter of 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.0 million expense for the Kansas jurisdictional portion of the storm costs, and reduce rates by $12.0 - $13.0 million annually beginning in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $7.0 - $8.0 million annually. KCP&L also agreed to file a rate case by May 15, 2006.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $19.5 million, representing the Missouri impact of the storm, through January 2007. The amortization will begin in September 2002 and is expected to be approximately $1.5 million in 2002 and approximately $4.6 million annually for the remainder of the amortization period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying Financial Statements and Notes and with the management's discussion and analysis included in the Company's 2001 annual report on Form 10-K.

Great Plains Energy Incorporated
Effective October 1, 2001, Great Plains Energy became the holding company of KCP&L, GPP and KLT Inc. and subsidiaries. As a diversified energy company, its primary segments of business include:

o KCP&L, an integrated electric utility in the states of Missouri and Kansas, provides reliable, low-cost electricity to retail customers;
o Strategic Energy provides power supply coordination services in several deregulated electricity markets, including Pennsylvania, southern California, Ohio, New York, Massachusetts and Texas.
o KLT Gas acquires and develops early stage coalbed methane natural gas properties.

Effective October 1, 2001, all outstanding KCP&L shares were exchanged one for one for shares of Great Plains Energy. The Great Plains Energy trading symbol "GXP" replaced the KCP&L trading symbol "KLT" on the New York Stock Exchange.

During the second quarter of 2002, the Company's management revised its corporate business strategy. The goal is to become a premier diversified energy company that achieves annual growth in earnings per share in a financially disciplined manner. To achieve this goal, Great Plains Energy intends to focus on its three primary segments of business and identify synergistic energy investments by:
o Developing KCP&L into an operationally excellent electric utility,
o Continuing to grow Strategic Energy's business model into new markets,
o Developing KLT Gas into a premier brand in the unconventional natural gas exploration market, and
o Identifying synergistic energy investments that drive earnings growth while supporting the Company's core strategies.

Great Plains Energy Results of Operations

                                        Three Months Ended       Year to Date
                                             June 30               June 30
                                         2002       2001       2002       2001
                                                       (millions)
Operating revenues                     $ 465.4    $ 346.5    $ 824.2    $ 626.7
Fuel                                     (35.4)     (39.6)     (69.4)     (72.3)
Purchased power                         (188.2)     (78.4)    (324.1)    (147.1)
  Revenues, net of
    fuel and purchased power             241.8      228.5      430.7      407.3
Other operating expenses                (126.2)    (133.1)    (262.4)    (269.2)
Depreciation and depletion               (37.3)     (40.0)     (74.7)     (76.6)
Gain on property                           0.1       20.4        0.1       21.7
  Operating income                        78.4       75.8       93.7       83.2
Loss from equity investments              (0.3)       0.4       (0.6)      (0.1)
Non-operating income (expenses)           (4.8)       0.7      (14.5)      (0.6)
Interest charges                         (23.5)     (25.6)     (44.3)     (49.8)
Income taxes                             (13.8)     (15.1)      (1.2)       0.5
Early extinguishment of debt                 -          -          -       15.9
Cumulative effect of a change
  in accounting principle                    -          -       (3.0)         -
Net income                                36.0       36.2       30.1       49.1
Preferred dividends                       (0.5)      (0.4)      (0.9)      (0.8)
Earnings applicable to common          $  35.5    $  35.8    $  29.2   $   48.3


Three months ended June 30, 2002, compared to June 30, 2001
-----------------------------------------------------------
Great Plains Energy's earnings for the three months ended, as detailed in the table below, decreased slightly compared to the same period of 2001.

                                              Three Months Ended June 30
                                        2002       2001       2002        2001
                                      Earnings   Earnings      EPS         EPS
                                           (millions)
KCP&L                                  $ 27.3     $ 23.0     $ 0.44      $ 0.37
Subsidiary operations                    (0.2)      (1.6)         -       (0.02)
  Consolidated KCP&L                     27.1       21.4       0.44        0.35
Strategic Energy                          8.2        6.3       0.13        0.10
KLT Gas                                  (0.3)      11.9          -        0.19
Other non-regulated operations            0.5       (3.8)         -       (0.06)
  Total                                $ 35.5     $ 35.8     $ 0.57      $ 0.58


KCP&L's increase in earnings for the three months ended June 30, 2002, compared to the same period of 2001, is primarily the result of warmer June 2002 weather, continued load growth, lower average cost per mmbtu of fuel, and a significantly lower price per mwh of purchased power. These factors combined to more than offset increased pension costs of $4.0 million. Strategic Energy's continued growth in the retail markets (including increases in customer accounts) and mwh's served increased earnings $6.6 million excluding earnings during the three months ended June 30, 2001, of $4.7 million resulting from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. KLT Gas is currently developing production properties following its most recent sale of property during the second quarter of 2001 which resulted in an after tax gain of $11.6 million. Other non-regulated operations includes, among other things, earnings from affordable housing of $2.7 million and $3.7 million for the three months ended June 30, 2002 and 2001, respectively. Additionally, the three months ended June 30, 2001, reflects DTI losses of $9.5 million.

Year to date June 30, 2002, compared to June 30, 2001
-----------------------------------------------------
Great Plains Energy's earnings year to date June 30, 2002, compared to 2001 remained unchanged, excluding the cumulative effect of a change in accounting principle in 2002 and the early extinguishment of debt in 2001.

                                                   Year to Date June 30
                                            2002       2001     2002      2001
                                          Earnings   Earnings    EPS       EPS
                                               (millions)
KCP&L                                      $ 20.4    $ 20.5    $ 0.33    $ 0.33
Subsidiary operations                        (1.3)     (3.4)    (0.02)    (0.05)
Cumulative effect to January 1, 2002
  of a change in accounting principle        (3.0)        -     (0.05)        -
    Consolidated KCP&L                       16.1      17.1      0.26      0.28
Strategic Energy                             15.1       7.3      0.24      0.12
KLT Gas                                      (0.4)     13.3     (0.01)     0.21
Other non-regulated operations               (1.6)     (5.3)    (0.02)    (0.09)
    Earnings excluding extraordinary item    29.2      32.4      0.47      0.52
Early extinguishment of debt                    -      15.9         -      0.26
    Total                                  $ 29.2    $ 48.3    $ 0.47    $ 0.78

KCP&L earnings were unchanged year to date June 30, 2002, compared to the same period of 2001. The positive impact of the return to service of Hawthorn No. 5 in June 2001 and significantly lower cost per mwh of purchased power were offset by increased pension expense and the impact of expensing the Kansas jurisdictional portion of the January 2002 ice storm costs. Strategic Energy's continued growth in the retail markets increased earnings $13.0 million excluding earnings during year to date June 30, 2001, of $5.2 million resulting from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. KLT Gas is currently developing production properties following its most recent sale of property during the second quarter of 2001 which resulted in an after tax gain of $11.6 million. Other non-regulated operations includes earnings from affordable housing of $3.2 million and $7.0 million year to date June 30, 2002 and 2001, respectively. Additionally, year to date June 30, 2001, reflects DTI losses of $13.9 million, excluding the early extinguishment of debt.

On December 31, 2001, DTI filed voluntary petitions for bankruptcy. As a result of DTI's filing for bankruptcy protection, and KLT Telecom's resultant loss of control, KLT Telecom has not included in its results for the three months ended and year to date June 30, 2002, the ongoing earnings or loss incurred by DTI.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and determined that a $3.0 million write-down of goodwill was required. As a result, Great Plains Energy's year to date June 30, 2002, net income was reduced by the $3.0 million which is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle.

On February 1, 2001, DTI, an equity investment of KLT Telecom on that date, completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million ($0.26 per share) extraordinary gain on the early extinguishment of debt.

For further discussion regarding each segment's results of operations, see its respective section below.

Consolidated KCP&L
The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility. The discussion excludes the results of operations for KLT Inc. and subsidiaries and GPP, which were transferred to Great Plains Energy on October 1, 2001.

Consolidated KCP&L Business Overview
KCP&L consists of two business units - power and delivery.

The power business unit has over 3,700 megawatts of generating capacity. During 2001, KCP&L entered into a $200 million, five-year construction and synthetic operating lease transaction for five combustion turbines that will add 385 megawatts of peaking capacity. The lease is currently in the process of being amended to reduce the amount financed from the previously estimated $200 million to $176 million to reflect changes in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. Construction will begin in 2002 with the expected commercial operation of the five combustion turbines in the spring and summer 2003.

The delivery business unit consists of transmission and distribution facilities that serve over 480,000 customers as of June 30, 2002. Historically, load growth has increased approximately 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

KCP&L has an obligation, under FERC Order 2000, to join a FERC approved RTO. RTOs combine regional transmission operations of utility businesses into an organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. KCP&L is a member of the SPP. During the first quarter of 2002, the SPP and the MISO voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. The consolidation is expected to be completed during the third quarter of 2002 and has received FERC approval. FERC has already approved an RTO proposal submitted by the MISO.

KCP&L also has a wholly-owned unregulated subsidiary, HSS, that holds investments in businesses primarily in residential services. HSS is comprised of two subsidiaries, RSAE and Worry Free Services, Inc.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L's comparative results of operations. For comparative purposes only, the 2001 periods presented below have been restated to exclude the results of operations for KLT Inc. and subsidiaries and GPP, which were transferred to Great Plains Energy on October 1, 2001. Therefore, the 2001 periods presented below do not agree with the 2001 periods presented in KCP&L's consolidated statements of income and should only be used in the context of the discussion and analysis that follows.

                                       Three Months Ended      Year to Date
                                             June 30               June 30
                                         2002       2001       2002       2001
                                                       (millions)
Operating revenues                     $ 264.2    $ 256.3    $ 476.4    $ 471.8
Fuel                                     (35.4)     (39.6)     (69.4)     (72.3)
Purchased power                          (12.3)     (13.8)     (23.2)     (38.0)
  Revenues, net of
    fuel and purchased power             216.5      202.9      383.8      361.5
Other operating expenses                (112.9)    (112.6)    (236.7)    (226.2)
Depreciation and depletion               (36.9)     (34.5)     (73.8)     (67.8)
Gain on property                           0.2       (1.4)       0.3       (1.4)
  Operating income                        66.9       54.4       73.6       66.1
Loss from equity investments                 -          -          -       (0.1)
Non-operating income (expenses)           (0.4)       0.4       (2.2)      (0.5)
Interest charges                         (21.6)     (18.6)     (41.0)     (38.4)
Income taxes                             (17.8)     (14.5)     (11.3)      (9.2)
Cumulative effect of a change
  in accounting principle                    -          -       (3.0)         -
Net income                                27.1       21.7       16.1       17.9
Preferred dividends                          -       (0.4)         -       (0.8)
Earnings applicable to common          $  27.1    $  21.3    $  16.1    $  17.1


Consolidated KCP&L's earnings increased $5.8 million for the three months ended June 30, 2002, and decreased $1.0 million year to date June 30, 2002, compared to the same periods of 2001.

For the three months ended June 30, 2002, KCP&L earnings increased $4.3 million, compared to the same period of 2001. Warmer June 2002 weather, continued load growth, lower average cost per mmbtu of fuel, and a lower price per mwh of purchased power combined to more than offset increased pension costs of $4.0 million. HSS improved its results of operations $1.4 million despite a 9% decline in revenues due to the closure of some locations and the implementation of cost saving strategies.

Year to date June 30, 2002, KCP&L earnings were unchanged. The positive impact of the return to service of Hawthorn No. 5 in June 2001 and significantly lower prices per mwh of purchased power were offset by increased pension expense and the impact of expensing the Kansas jurisdictional portion of the January 2002 ice storm costs. HSS, excluding the cumulative effect of a change in accounting principle, improved operating results $2.1 million due to the closure of some locations and the implementation of cost saving strategies.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and determined that a $3.0 million write-down of goodwill was required. As a result, year to date June 30, 2002, Great Plains Energy net income was reduced by the

$3.0 million which is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle.

Consolidated KCP&L Sales Revenues and Megawatt-hour (mwh) Sales


                                          Three Months Ended                       Year to Date
                                                June 30           %                   June 30           %
                                           2002        2001     Change           2002        2001     Change
Retail revenues                                (millions)                           (millions)
  Residential                             $ 84.2      $ 78.3      8 %           $154.0      $149.1      3 %
  Commercial                               110.2       107.8      2 %            196.7       191.9      2 %
  Industrial                                26.4        25.8      2 %             46.2        53.0    (13)%
  Other retail revenues                      2.1         2.1      4 %              4.3         4.1      4 %
    Total retail                           222.9       214.0      4 %            401.2       398.1      1 %
Sales for resale revenues
  Bulk power sales                          20.3        18.7      8 %             36.9        28.9     28 %
  Other sales for resale revenues            0.8         0.8     (5)%              1.7         2.0    (14)%
Other revenues                               3.2         4.1    (20)%              6.3         7.4    (14)%
KCP&L electric revenues                    247.2       237.6      4 %            446.1       436.4      2 %
Subsidiary revenues                         17.0        18.7     (9)%             30.3        35.4    (14)%
Consolidated KCP&L revenues               $264.2      $256.3      3 %           $476.4      $471.8      1 %


                                          Three Months Ended                       Year to Date
                                                June 30           %                   June 30           %
                                           2002        2001     Change           2002        2001     Change
Retail mwh sales                              (thousands)                           (thousands)
  Residential                              1,080       1,012      7 %            2,149       2,126      1 %
  Commercial                               1,726       1,721      - %            3,282       3,265      1 %
  Industrial                                 522         515      1 %              948       1,082    (12)%
  Other retail mwh sales                      19          19      8 %               41          39      7 %
    Total retail                           3,347       3,267      2 %            6,420       6,512     (1)%
Sales for resale mwh
  Bulk power sales                           968         732     32 %            1,793       1,127     59 %
  Other sales for resale                      30          29      2 %               60          60     (1)%
KCP&L electric mwh sales                   4,345       4,028      8 %            8,273       7,699      7 %

Total revenues increased for the three months ended and year to date June 30, 2002, compared to the same periods of 2001. Warmer June 2002 weather and continued load growth increased retail revenues for the three months ended June 30, 2002. The increase was mostly offset by the mild weather in the first quarter of 2002 and the bankruptcy of one major industrial customer in early 2001 ($4.4 million of revenues year to date June 30, 2001) to net a slight increase in retail revenue year to date, compared to the same period of 2001. Load growth resulting from higher usage-per-customer and the addition of new customers partially offset the decreases. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The significant increases in bulk power mwh sales were partially offset by a decline of approximately 20% in prices per bulk power mwh sold for the three months ended and year to date June 30, 2002, compared to the same periods in 2001.

In the second quarter 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16 million expense for the Kansas jurisdictional portion of the storm costs, and reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $7 - $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006.

KCP&L Fuel and Purchased Power
KCP&L fuel costs decreased $4.2 million for the three months ended and $2.9 million year to date June 30, 2002, compared to the same periods of 2001, even though generation increased 10% and 11%, respectively. Lower fuel cost per mmBtu due to a change in the generation fuel mix (additional coal and less natural gas and oil) following the return to service of Hawthorn No. 5, a coal-fired unit, in June 2001 was the primary reason for the decline in fuel costs. Significantly lower natural gas prices in the 2002 periods also contributed to the lower cost.

Purchased power expenses decreased $1.5 million for the three months ended and $14.8 million year to date June 30, 2002, compared to the same period of 2001. Cost per mwh purchased decreased approximately 40% in 2002 compared to 2001 due to regional energy availability and a less volatile energy market. The significantly lower cost per mwh purchased more than offset the effect on purchased power expense of a 36% increase in the quantity of power purchased during the three months ended. Also contributing to the year to date decrease was a 17% decrease in the quantity of power purchased due to the availability of KCP&L generating units.

The cost per mmBtu of fuel and the cost per mwh of purchased power have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the cost per mmBtu of fuel substantially. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit's operating cycle, as discussed below. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2003. Coal has a significantly lower cost per mmBtu than natural gas and oil. KCP&L's procurement strategies continue to provide delivered coal costs below the regional average. The cost per mwh for purchased power is still significantly higher than the fuel cost per mwh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

In June 2002, Montrose Unit No. 3, a 176-mw unit, began a forced outage due to damage to the turbine blades in the combined high and intermediate pressure section of the turbine. The unit is expected to be back on-line in the first half of September 2002. This unanticipated outage is expected to cost approximately $4.0 million of capital, $0.6 million in additional operations and maintenance expense and $3.0 million in net fuel and purchased power expense in 2002. To date, favorable wholesale market energy prices and near capacity operation of KCP&L's base load units have combined to mitigate some of KCP&L's exposure to higher purchased power costs to replace the lost generation at Montrose Unit No. 3. However, the expected costs could be significantly influenced by the price of energy, both purchases and sales for the remainder of the outage.

Consolidated KCP&L Other Operating Expenses
KCP&L's other operating expenses increased $2.5 million for the three months ended June 30, 2002, compared to the same period of 2001 primarily due to a $4.0 million increase in pension expense. KCP&L's other operating expenses increased $20.5 million year to date June 30, 2002, compared to the same period of 2001 primarily due to an increase in pension expense of $8.0 million and expensing $16.0 million for the Kansas jurisdictional portion of the January ice storm. The increased pension expense for both periods is mostly due to a significant decline in the market value of plan assets at the end of the plan's year, September 30, 2001.

HSS's other expenses decreased $2.2 million for the three months ended and $10.0 million year to date June 30, 2002, compared to the same periods of 2001 due to the closure of some locations and the implementation of cost saving strategies.

Consolidated KCP&L Depreciation
Consolidated KCP&L's depreciation expense increased $2.4 million for the three months ended and $6.0 million year to date June 30, 2002, compared to the same periods of 2001, primarily due to increased capital additions relating to Hawthorn No. 5, which was returned to service in 2001, and the purchase of the previously leased Hawthorn No. 6 turbine at the end of the third quarter of 2001.

Consolidated KCP&L Interest Charges
Consolidated KCP&L's interest charges increased $3.0 million for the three months ended and $2.6 million year to date June 30, 2002, compared to the same periods of 2001, primarily due to a significant decrease in capitalized interest. The decrease in capitalized interest was partially offset by significantly lower rates on variable rate debt year to date June 30, 2002, compared to 2001. A portion of proceeds from long-term debt issuances have been used to refinance short-term debt.

Long-term debt interest expense
KCP&L's long-term debt interest expense increased $1.9 million for the three months ended June 30, 2002, and decreased $0.7 million year to date June 30, 2002, compared to the same periods of 2001. Higher average levels of long-term debt were partially offset by lower average interest rates in the three months ended. Lower average interest rates more than offset the higher average levels of long-term debt year to date. The higher average levels of long-term debt primarily reflect the issuances of $375.0 million of unsecured, fixed-rate senior notes partially offset by $257.0 million of scheduled debt repayments since June 30, 2001.

Short-term debt interest expense
KCP&L's short-term debt interest expense decreased $2.6 million for the three months ended and $4.5 million year to date June 30, 2002, compared to the same periods of 2001. Average interest rates and average levels of outstanding commercial paper for the 2002 periods are both down more than 50% compared to the same periods of 2001. KCP&L had $94.9 million of commercial paper outstanding at June 30, 2002 and $245.8 million of commercial paper outstanding at June 30, 2001.

Capitalized interest
Allowance for borrowed funds used during construction decreased $3.4 million for the three months ended and $7.2 million year to date June 30, 2002, compared to the same periods of 2001 because of decreased construction work in progress primarily due to the return to service of Hawthorn No. 5 in 2001.

Wolf Creek
Wolf Creek, a nuclear generating station, represents about 15% of KCP&L's generating capacity. The plant's operating performance has remained strong over the last three years, contributing an average of 28% of KCP&L's annual mwh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per mmBtu of any of KCP&L's generating units.

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

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services by purchasing electricity and reselling it to retail customers in several deregulated electricity markets, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas. As part of its process of managing electricity portfolios for retail customers, Strategic Energy occasionally sells unsold power back into the wholesale market. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. In the first half of 2002, power supply coordination services provided to retail customers accounted for substantially all of Strategic Energy's operating income.

In the first quarter of 2001, KLT Energy Services exchanged its ownership of $4.7 million of preferred stock in another energy service company for additional ownership in Strategic Energy. This transaction increased KLT Energy Services ownership of Strategic Energy from 72% to 83%. As of June 30, 2002, KLT Energy Services has invested $17.0 million in cash and securities to acquire its 83% ownership position.

In 2000, Strategic Energy also provided retail gas services to commercial, institutional and small manufacturing customers. Strategic Energy elected to exit this business in the first quarter of 2001 to focus on power supply coordination services and had phased out of retail gas services at the end of 2001. Strategic Energy made this decision after evaluating the organizational demands, growth prospects and relative levels of profitability of both businesses. As the marketplace and Strategic Energy's business evolves, Strategic Energy may elect to re-enter the market for retail gas services.

Strategic Energy currently provides power supply coordination services on behalf of approximately 27,500 commercial, institutional and small manufacturing accounts. Strategic Energy's customer base is very diverse. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,527 megawatts in 2002. The largest concentration of the forecasted load, 682 megawatts, is in Texas. The largest customer of the forecasted peak load, 181 megawatts, is a government agency. Strategic Energy enters into full-requirements contracts (usually one to five years in duration) with customers to supply electricity and manage their energy needs. In return, Strategic Energy receives an ongoing management fee which is included in the contracted price for the electricity. The average term remaining on Strategic Energy's current contracts is 2.7 years.

To supply its retail contracts, Strategic Energy purchases blocks of electricity under forward contracts to purchase fixed quantities at fixed prices from power suppliers based on projected peak demand under one to five year contracts. When Strategic Energy has excess supply in the on-peak period, the excess is sold in the wholesale market. The savings generated by the sale of excess supply of on-peak electricity is used to reduce the cost of providing energy to Strategic Energy's retail customers and is recorded as a reduction of purchased power.

At June 30, 2002, Strategic Energy had entered into forward contracts with multiple suppliers. Should the supplier default and not deliver, Strategic Energy would be exposed to market fluctuations, and possible losses to the extent that the then current market price was higher than the fixed forward contract price. Strategic Energy monitors this risk by evaluating the credit quality of its suppliers on a routine basis as part of its risk management policy and practices. At June 30, 2002, Strategic Energy's five largest suppliers under forward supply contracts represented 77% of the total future committed purchases. Based on current wholesale electricity market prices, management believes that replacement power could be obtained without a significant impact on Strategic Energy's results of operations in the event of a default by a major supplier.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy's policy is to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income (loss). At June 30, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization included a $5.9 million loss related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring the losses represented in comprehensive income.

Strategic Energy Results of Operations
The following table summarizes Strategic Energy's comparative results of operations.

                                  Three Months Ended           Year to Date
                                       June 30                  June 30
                                  2002         2001        2002         2001
                                                  (millions)
Operating revenues              $  201.2     $  85.1     $  347.6     $  146.0
Purchased power                   (175.9)      (64.6)      (300.9)      (109.1)
  Revenues, net of
    purchased power                 25.3        20.5         46.7         36.9
Other operating expenses            (8.2)       (8.8)       (15.2)       (23.1)
Depreciation                        (0.2)       (0.1)        (0.4)        (0.1)
  Operating income                  16.9        11.6         31.1         13.7
Non-operating expenses              (2.8)       (0.9)        (5.2)        (1.2)
Interest charges                    (0.1)          -         (0.2)        (0.1)
Income taxes                        (5.8)       (4.4)       (10.6)        (5.1)
Net income                      $    8.2     $   6.3     $   15.1     $    7.3


Strategic Energy continued its trend of strong revenue and earnings growth in the second quarter of 2002, compared to the same period of 2001. Net income from Strategic Energy increased $1.9 million for the three months ended and $7.8 million year to date June 30, 2002, compared to the same periods of 2001. Operating income increased $5.3 million (46%) for the three months ended and $17.4 million (127%) year to date June 30, 2002, compared to the same periods of 2001, primarily due to growth in retail electric sales from the expansion into new markets and continued sales efforts, partially offset by decreases in wholesale electric and commercial gas sales and increases in other operating expenses.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $116.1 million (136%) for the three months ended and $201.6 million (138%) year to date June 30, 2002, compared to the same periods of 2001. The following table reflects the operating revenues of Strategic Energy for the three months ended and year to date June 30, 2002 and 2001.

                                  Three Months Ended            Year to Date
                                        June 30                   June 30
                                   2002         2001         2002         2001
                                                    (millions)
Electric - Retail                $ 194.3      $  56.6      $ 333.1      $  93.2
Electric - Wholesale                 6.7         23.6         13.9         37.3
Gas and other                        0.2          4.9          0.6         15.5
Total Operating Revenues         $ 201.2      $  85.1      $ 347.6      $ 146.0


Strategic Energy currently serves approximately 27,500 commercial and small manufacturing accounts, compared to about 12,600 accounts at June 30, 2001. Strategic Energy added approximately 6,000 commercial and small manufacturing accounts during the second quarter of 2002, and approximately 8,000 commercial and small manufacturing accounts since the beginning of 2002. Based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,527 megawatts compared to a previously forecasted peak load of 2,268 megawatts disclosed in the 2001 Report on Form 10-K.

Retail electric revenues increased $137.7 million (243%) for the three months ended June 30, 2002, compared to the same period of 2001, primarily due to an increase in retail mwh sales. Retail mwh's sold totaled 2,939,904 for the three months ended June 30, 2002, an increase of approximately 244% compared to the same period in 2001. Retail electric revenues increased $239.9 million (257%) year to date June 30, 2002, compared to the same period of 2001, primarily due to a 227% increase in retail mwh sales to 5,180,225 mwh.

Wholesale electric revenues decreased $16.9 million (72%) for the three months ended and $23.4 million (63%) year to date June 30, 2002, compared to the same periods of 2001. The decline in wholesale electric revenues was primarily due to large block sales of power during the first and second quarters of 2001 purchased under a specific wholesale contract that expired at the end of 2001.

Strategic Energy provides periodic billing credits to its customers resulting from favorable experience in its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of electricity energy sales when it is determined to be payable.

During the fourth quarter of 2001, Strategic Energy phased out its natural gas retail supply service. This is the primary reason for the decrease in gas and other sales revenues for the three months ended and year to date June 30, 2002, compared to the same periods of 2001.

Strategic Energy Purchased Power
Purchased power increased $111.3 million (172%) for the three months ended and $191.8 million (176%) year to date June 30, 2002, compared to the same periods of 2001 primarily due to the increases in electric sales, as discussed above. Purchase power as a percentage of electric sales increased for both the three months ended and year to date June 30, 2002, compared to the same periods of 2001, primarily due to purchases of power from one supplier during the first and second quarters of 2001 under very favorable wholesale contracts that expired at the end of 2001.

Strategic Energy Other Operating Expenses
Other operating expenses decreased $0.6 million for the three months ended and $7.9 million year to date June 30, 2002, compared to the same periods of 2001. However, the cost of commercial gas sales is included in other operating expenses for 2001. As previously mentioned, Strategic Energy phased out its natural gas retail supply service during the fourth quarter of 2001. Other operating expenses (excluding the cost of commercial gas sales) increased $3.4 million for the three months ended and $7.1 million year to date June 30, 2002, compared to the same periods of 2001, primarily due to higher general and administrative expenses associated with the growth in retail electric sales, expansion into new markets and increased fuel management and consulting activities.

Strategic Energy Non-operating Expenses
Non-operating expenses increased $1.9 million for the three months ended June 30, 2002, compared to the same period of 2001, primarily due to a gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001. Non-operating expenses increased $4.0 million year to date June 30, 2002, compared to the same period of 2001, primarily due to an increase of $2.7 million in minority interest expense, which represents the share of Strategic Energy's net income not owned by KLT Energy Services, and the gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001.

KLT Gas

KLT Gas Business Overview
KLT Gas' business strategy is to acquire and develop early stage coalbed methane properties. KLT Gas believes that coalbed methane production provides an economically attractive alternative source of supply to meet the growing demand for natural gas in North America. KLT Gas has built a knowledge base in coalbed methane production and reserves evaluation. Therefore, KLT Gas focuses on coalbed methane - a niche in the natural gas industry where it believes its expertise provides a competitive advantage. Because it has a longer, predictable reserve life and lower development cost, management believes coalbed methane is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile recently, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 250,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. KLT Gas has revised its capital expenditure estimates, based on changes in market conditions and the anticipated development of recently acquired acreage in Colorado, to approximately $8 million, $33 million, $46 million and $31 million for the years 2002 through 2005, respectively. The timing of the development may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions. During the second quarter of 2002, KLT Gas completed pilot drilling at a Powder River Basin project and continued pilot development and testing of two additional coalbed methane projects in the Rocky Mountain region.

KLT Gas Results of Operations
The following table summarizes KLT Gas' comparative results of operations.

                                  Three Months Ended            Year to Date
                                         June 30                    June 30
                                    2002        2001            2002       2001
                                                    (millions)
Operating revenues               $  (0.1)     $  0.4         $  0.1      $  1.9
Other operating expenses            (2.5)       (3.3)          (5.0)       (6.0)
Depreciation and depletion          (0.1)       (0.4)          (0.4)       (1.0)
Gain (loss) on property             (0.1)       19.6           (0.2)       20.9
  Operating income                  (2.8)       16.3           (5.5)       15.8
Income from equity investments         -         0.9              -         1.0
Non-operating income                   -           -            0.3           -
Income taxes                         2.5        (5.3)           4.8        (3.5)
Net income (loss)                $  (0.3)     $ 11.9         $ (0.4)     $ 13.3


KLT Gas incurred losses for the three months ended and year to date June 30, 2002, compared to the same periods of 2001, when KLT Gas realized a gain on the Patrick KLT Gas, LLC sale. Net income for the three months ended and year to date June 30, 2001 included KLT Gas' second quarter 2001 Patrick KLT Gas, LLC, sale which resulted in a $19.5 million before tax gain ($11.6 million after tax).

KLT Gas Operating Revenues
Operating revenues decreased for the three months ended and year to date June 30, 2002, compared to the same periods of 2001, primarily due to declining production at KLT Gas' South Texas property and the effect of gas hedging activities.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $1.5 million and $2.8 million for the three months ended and year to date June 30, 2002, respectively, as compared to $1.6 million and $3.4 million for the three months ended and year to date June 30, 2001, respectively. The law that allows these credits will expire at the end of 2002 unless extended by legislation.

Other Non Regulated Activities

Investments in Affordable Housing Limited Partnerships - KLT Investments
At June 30, 2002, KLT Investments had $72.3 million in affordable housing limited partnerships. About 66% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $45.8 million exceed this 5% level but were made before May 19, 1995.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $5.3 million during the first quarter of 2002 and $1.8 million during the second quarter of 2002. KLT Investments estimates that additional reductions in affordable housing investments, primarily as a result of ongoing utilization of tax credits, will approximate $2 million in the remainder of 2002. Projected annual reductions of the carrying value for the years 2003 through 2006 total $14 million, $6 million, $7 million and $6 million, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $4.8 million and $9.6 million for the three months ended and year to date June 30, 2002, respectively, as compared to $4.8 million and $9.6 million for the three months ended and year to date June 30, 2001, respectively.

DTI Bankruptcy Update
On December 31, 2001, a subsidiary of KLT Telecom, DTI filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million DIP financing to be provided by KLT Telecom. As of June 30, 2002, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's resultant loss of control, KLT Telecom has not included in its results for the three months ended and year to date June 30, 2002, the ongoing earnings or loss incurred by DTI. KLT Telecom's results for the three months ended June 30, 2001, reflected DTI losses of $9.5 million and its results year to date June 30, 2001, reflected DTI losses of $13.9 million, excluding the early extinguishment of debt.

Other Consolidated Discussion

Significant Balance Sheet Changes
     (June 30, 2002 compared to December 31, 2001)
o Great Plains Energy's receivables increased $67.2 million primarily due to a $51.8 million increase in Strategic Energy's receivables as a result of the strong growth in its power supply coordination services and a $20.4 million increase in consolidated KCP&L's receivables. Consolidated KCP&L's receivables increased primarily due to a $21.1 million increase in KCP&L's receivables due to the seasonal nature of the utility business.
o Great Plains Energy's affordable housing limited partnerships decreased $8.9 million primarily due to a reduction in the valuation of the properties held by KLT Investments, Inc.
o Great Plains Energy's other nonutility property and investments increased $7.4 million primarily due to a $2.1 million increase in KLT Energy Services' investment in preferred stock in Custom Energy and a $4.6 million increase in consolidated KCP&L's other investments. Consolidated KCP&L's other nonutility property and investments increased primarily due to a $3.2 million increase in property at RSAE to record vehicles under a capital lease.
o Great Plains Energy's and consolidated KCP&L's regulatory assets increased $16.7 million primarily due to deferral of $19.5 million of the January ice storm costs applicable to KCP&L's Missouri customers partially offset by scheduled amortization of the assets.
o Great Plains Energy's notes payable increased $70.9 million due to increased borrowings by Great Plains Energy of $68.0 million on its short-term credit facility for general corporate purposes and a $2.9 million increase in consolidated KCP&L's notes payable. Consolidated KCP&L's notes payable increased due to additional borrowing by RSAE on its short-term credit facility for general corporate purposes.
o Great Plains Energy's and consolidated KCP&L's commercial paper increased $32.9 million primarily due to a $27.0 million repayment of medium-term notes and additional borrowings as expenditures exceeded cash receipts.

o Great Plains Energy's current maturities of long-term debt decreased $209.3 million primarily due to a $207.0 million decrease in consolidated KCP&L's current maturities of long-term debt. Consolidated KCP&L's decrease is primarily due to refinancing $200.0 million of maturing KCP&L medium-term notes with the issuance of KCP&L unsecured senior notes and a $27.0 million decrease due to KCP&L retiring medium-term notes partially offset by a $20.0 million increase in the current portion of KCP&L's medium-term notes.
o Great Plains Energy's accounts payable increased $4.8 million primarily due to a $45.4 million increase in Strategic Energy's accounts payable as a result of the strong growth in its power supply coordination services, mostly offset by a $33.9 million decrease in consolidated KCP&L's accounts payable and a $6.5 million decrease in KLT Gas' accounts payable. Consolidated KCP&L's accounts payable decreased primarily due to the timing of cash payments.
o Great Plains Energy's accrued taxes increased $9.7 million primarily due to a $7.8 million increase in consolidated KCP&L's accrued taxes. Consolidated KCP&L's increase is primarily due to an increase in KCP&L's accrued property taxes because of the timing of property tax payments.
o Great Plains Energy's accrued interest increased $5.0 million primarily due to a $6.5 million increase in consolidated KCP&L's accrued interest. Consolidated KCP&L's increase is primarily due to additional debt and the timing of interest payments on KCP&L's long-term debt.
o Great Plains Energy's other current liabilities decreased primarily due to the fluctuation in the fair value of Strategic Energy's derivatives.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities.

Great Plains Energy's liquid resources at June 30, 2002, included cash flows from operations of subsidiaries and $99.5 million of unused bank lines of credit. The unused lines consisted of $56.1 million from KCP&L's short-term bank lines of credit, $0.4 million from RSAE's bank credit agreement, $10.0 million from Strategic Energy's bank line of credit, and $33.0 million from Great Plains Energy's revolving credit facilities.

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility and replaced it with a $205 million 364-day revolving credit facility syndicated with a group of banks. The revolving credit facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving any funding, that no MAC has occurred. Great Plains Energy's available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

During the second quarter of 2002, Great Plains Energy entered into a $20 million 364-day revolving credit facility with a bank. The revolving credit facility does not contain a MAC clause. Great Plains Energy's available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

During August 2002, Strategic Energy increased its bank line of credit to $30 million from $10 million. The line of credit contains a MAC clause. This agreement requires Strategic Energy to represent, prior to receiving any funding, that no MAC has occurred.

KCP&L's primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $151.0 million with seven banks (as of June 30, 2002). KCP&L uses these lines to provide support for its issuance of commercial paper, $94.9 million of which was outstanding at June 30, 2002. During July

2002, KCP&L repaid $39.3 million of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two agreements require KCP&L to represent, prior to receiving any funding, that no MAC has occurred. KCP&L's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

Great Plains Energy has agreements with KLT Investments Inc., a wholly owned subsidiary of KLT Inc., associated with notes KLT Investments Inc. issued to acquire its affordable housing investments. Prior to forming Great Plains Energy, KCP&L had these agreements. Great Plains Energy agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments Inc., or withdrawing amounts from KLT Investments Inc. if the withdrawals would result in KLT Investments Inc. to not be in compliance with minimum net worth and cash balance requirements. The amendment also gives KLT Investments Inc.'s lenders the right to have KLT Investments Inc. repurchase the notes if Great Plains Energy's senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L's stock. At June 30, 2002, KLT Investments Inc. had $20.3 million in outstanding notes, including current maturities.

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

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities year to date June 30, 2002. The increase for Great Plains Energy and consolidated KCP&L over the same period of 2001 is attributable to changes in working capital detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Year to date June 30, 2002, utility capital expenditures decreased $53.4 million and allowance for borrowed funds used during construction decreased $7.2 million, compared to 2001, primarily due to the 2001 completion of the rebuild of Hawthorn No. 5. The decrease was partially offset by $14.7 million of capital expenditures as a result of the January 2002 ice storm. Cash used for purchases of investments and nonutility property year to date June 30, 2002, compared to the same period of 2001, decreased primarily reflecting KLT Telecom's 2001 investments in DTI and DTI's 2001 purchases of telecommunications property.

Cash from Great Plains Energy and consolidated KCP&L financing activities decreased year to date June 30, 2002 compared to the same period of 2001, primarily because of the net changes in short-term borrowings. Additionally, long-term debt issuances, net of repayments decreased $43.9 million for

Great Plains Energy and $33.1 million for consolidated KCP&L. These decreases reflect decreased investing activities in utility capital expenditures, nonutility property and investments discussed above.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity) and dividends with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire $396.3 million and $376.9 million, respectively, of maturing debt through the year 2006 are expected to be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes, maturing in 2007, through a private placement. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, filed an S-4 registration statement offering to exchange up to $225 million of 6.0% unsecured senior notes registered under the Securities Act for the $225 million privately placed notes. KCP&L expects the registration statement to become effective during the third quarter.

Great Plains Energy filed an S-3 registration statement on April 29, 2002, for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. Great Plains Energy has previously announced its plans to issue additional common equity. The timing and amount of this transaction is dependent on a number of factors, including overall and sector-specific equity market conditions.

Supplemental Capital Requirements and Liquidity Information Update
Great Plains Energy's other long-term contractual cash obligations, net, have increased approximately 28% since December 31, 2001. The increase is primarily for new Strategic Energy purchased power contracts in the years 2003 through 2006 supporting the growth in their power supply coordination services.

The Company's guarantees in total are relatively unchanged from December 31, 2001. However, year to date 2002, approximately $126.5 million of KLT Inc.'s guarantees related to Strategic Energy have been replaced by Great Plains Energy guarantees. There was also an increase to $25 million from $22 million at December 31, 2001, in RSAE's line of credit with a commercial bank, which Great Plains Energy supports through an agreement that ensures adequate capital to operate.

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

Environmental audits are conducted to detect contamination and ensure compliance with governmental regulations. However, compliance programs need to meet new and future environmental laws, as well as regulations governing water and air quality, including carbon dioxide emissions, nitrogen oxide emissions, hazardous waste handling and disposal, toxic substances and the effects of electromagnetic fields. Therefore, compliance programs could require substantial changes to operations or facilities (see Note 7 to the consolidated financial statements).

Critical Accounting Policies Update
KCP&L is regulated and follows SFAS No. 71, "Accounting for Certain Types of Regulation", which applies to regulated entities with rates that are designed to recover the costs of providing service. Accordingly, KCP&L defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If SFAS No. 71 were not applicable, regulatory assets would be written off. At June 30, 2002, KCP&L had $141.1 million of unamortized regulatory assets including storm costs discussed below.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $19.5 million, representing the Missouri impact of the storm, through January 2007. The amortization begins in September 2002 and is expected to be approximately $1.5 million in 2002 and approximately $4.6 million annually for the remainder of the amortization period.

The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year. The Company will perform its annual goodwill impairment tests before the end of the year. Any future impairment of goodwill would be reflected in continuing operations.

Strategic Energy's initial valuation has been completed and there was no impairment of the $14 million of goodwill. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and recorded a $3.0 million write-down of goodwill. The goodwill write-down is reflected as a cumulative effect to January 1, 2002 of a change in accounting principle. After the write-down, RSAE had goodwill of $20 million, which was unchanged through June 30, 2002.

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

PART II - OTHER INFORMATION

ITEM 3.  OTHER LEGAL PROCEEDINGS

Patricia S. Lang, et al. on behalf of herself and all others similarly situated
v. Kansas City Power & Light Company. On October 8, 1999, A First Amended Class Action Complaint was filed against KCP&L in the United Sates District Court, Western District of Missouri (the Court) by Patricia Lang (the Plaintiff). The complaint, filed as a class action on behalf of Plaintiff and all other current and former African American employees, alleged that Plaintiff and the members of the proposed class were subjected to a hostile and offensive working environment, denied promotional opportunities, compensated less than similarly or less qualified Caucasian employees, and were disciplined and/or terminated for complaining about allegedly racially discriminatory practices by KCP&L. The complaint sought a monetary award for alleged lost wages and fringe benefits, alleged wage differentials, as well as punitive damages, attorneys fees and costs of the action together with an injunction to prohibit KCP&L from retaliating against the litigants and to continue court monitoring of KCP&L's compliance with anti-discrimination laws. On March 1, 2001, the Court denied Plaintiff's motion to certify a class action of African-American employees in the race discrimination case. The plaintiff appealed this decision and on April 10, 2001, the United States Court of Appeals for the 8th Circuit (the 8th Circuit Court of Appeals) denied the appeal. On January 11, 2002, the Court dismissed Plaintiff's individual case on summary judgment. On February 8, 2002, Plaintiff appealed both the decision dismissing her individual case on summary judgment and the order denying her motion for class certification to the 8th Circuit Court of Appeals. On April 5, 2002, the Eighth Circuit dismissed the appeal. On June 4, 2002, the case was dismissed with prejudice by stipulation.

DTI Chapter 11 Reorganization Proceedings.
-----------------------------------------

Pending in the United States Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court) is the bankruptcy reorganization proceedings filed on December 31, 2001, by DTI and its Virginia subsidiary in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399. These proceedings have been consolidated for joint procedural administration. DTI is continuing to conduct its business operations while it restructures its financial obligations. KLT Telecom Inc. is a creditor in the proceedings. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million in DIP financing to be provided by KLT Telecom. As of June 30, 2002, none of the DIP financing has been borrowed by DTI.

Consistent with the fiduciary obligation of the creditors' committee to investigate potential sources of recovery for the DTI bankruptcy estate, the creditors' committee served a request for the production of documents by the Company and its affiliates relating to the issue of whether DTI should have been compensated for the use by the Company of its tax losses. The Company believes that it would have meritorious defenses to any such claim that ultimately might be asserted by the creditors' committee. Since the legal and factual basis for any such unasserted claim have not yet been established, the Company is currently unable to estimate the amount of liability or loss, if any, that might arise if a claim is asserted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Great Plains Energy Incorporated held its annual meeting of shareholders on May 7, 2002. Three matters were submitted to a vote of the Company's shareholders:

1. The following directors were elected by cumulative voting to hold office until the next Annual Meeting of Shareholders in 2003:

                                                                 Abstentions
                                                            (Withheld Authority)
              Director                   Votes Cast            to Vote for All
              Nominee                        For                  Directors

            B. J. Beaudoin                51,929,013               941,887
            D. L. Bodde                   51,636,604               941,887
            M. A. Ernst                   51,575,382               941,887
            R. C. Ferguson, Jr.           51,650,612               941,887
            W. K. Hall                    51,838,536               941,887
            L. A. Jimenez                 51,669,726               941,887
            J. A. Mitchell                51,748,748               941,887
            W. C. Nelson                  51,494,683               941,887
            L. H. Talbott                 51,807,385               941,887
            R. H. West                    51,575,681               941,887

2. The term of the Company's Long-Term Incentive Plan was extended by the following vote:

                              For                   46,090,000
                              Against                5,356,904
                              Abstentions            1,187,620

3. The appointment of Deloitte & Touche LLP as independent auditors was ratified by the following vote:

                              For                   50,763,333
                              Against                1,283,604
                              Abstentions              587,587

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

         Great Plains Energy Incorporated

Exhibit No.                        Description

10.1.a. General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C., in favor of Federal Insurance Company and subsidiary or affiliated insurers, dated May 23, 2002.

10.1.b. Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C., in favor of Federal Insurance Company and subsidiary or affiliated insurers, dated May 23, 2002.

10.1.c. Guaranty issued by Great Plains Energy Incorporated in favor of El Paso Merchant Energy, L.P. dated June 14, 2002.

10.1.d. Line of Credit Agreement between Great Plains Energy Incorporated and LaSalle Bank National Association, dated as of June 14, 2002

99.1.a      Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350,
            As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         Kansas City Power & Light Company

Exhibit No.                        Description

99.2.a      Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350,
            As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

         Great Plains Energy Incorporated

         Great Plains Energy Incorporated filed on April 25, 2002, a report on Form 8-K dated April 24, 2002, including a press release regarding first quarter results and accompanying financials.

         Kansas City Power & Light Company

         Kansas City Power & Light Company did not file any reports on Form 8-K during the second quarter 2002.

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GREAT PLAINS ENERGY INCORPORATED

Dated:  August 12, 2002                By: /s/Bernard J. Beaudoin
                                        (Bernard J. Beaudoin)
                                        (Chief Executive Officer)

Dated:  August 12, 2002                By: /s/Neil Roadman
                                        (Neil Roadman)
                                        (Principal Accounting Officer)


                                        KANSAS CITY POWER & LIGHT COMPANY

Dated:  August 12, 2002                By: /s/Bernard J. Beaudoin
                                        (Bernard J. Beaudoin)
                                        (Chief Executive Officer)

Dated:  August 12, 2002                By: /s/Neil Roadman
                                        (Neil Roadman)
                                        (Principal Accounting Officer)