Form 10-Q
period 2002-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2002-11-13
CIK 1143068, 54476

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

                                    or

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

Yes   X     No

The number of shares outstanding of the registrant's Common stock at November 12, 2002, was 62,296,170 shares.

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

                                GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or
   Acronym               Definition

Clean Air Act            Clean Air Act Amendments of 1990
CO2                      Carbon Dioxide
Consolidated KCP&L       KCP&L and its subsidiary HSS
COLI                     Corporate Owned Life Insurance
DIP                      Debtor-in-Possession
DTI                      DTI Holdings, Inc. and its subsidiaries Digital
                           Teleport, Inc. and Digital Teleport of Virginia, Inc.
EIRR                     Environmental Improvement Revenue Refunding
EPA                      Environmental Protection Agency
EPS                      Earnings per share
ERISA                    Employee Retirement Income Security Act
FASB                     Financial Accounting Standards Board
FERC                     Federal Energy Regulatory Commission
GPP                      Great Plains Power Incorporated, a subsidiary of
                           Great Plains Energy
HSS                      Home Service Solutions Inc., a subsidiary of KCP&L
KCC                      The State Corporation Commission of the State of Kansas
KCP&L                    Kansas City Power & Light Company, a regulated,
                           integrated electric utility
                         subsidiary of Great Plains Energy
MACT                     Maximum Achievable Control Technology
MISO                     Midwest Independent System Operator
MPSC                     Missouri Public Service Commission
NEIL                     Nuclear Electric Insurance Limited
NRC                      Nuclear Regulatory Commission
NOx                      Nitrogen Oxide
PCBs                     Polychlorinated biphenyls
RSAE                     R.S. Andrews Enterprises, Inc. a consumer services
                           company in which HSS owns a 72% equity interest
Receivables Company      Kansas City Power & Light Receivables Company
RTO                      Regional Transmission Organization
SPP                      Southwest Power Pool
SFAS                     Statement of Financial Accounting Standards
WCNOC                    Wolf Creek Nuclear Operating Corporation

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from provided forward-looking information. These important factors include:

o future economic conditions in the regional, national and international markets
o state, federal and foreign regulation
o weather conditions including weather-related damage
o cost of fuel
o financial market conditions including, but not limited to, changes in interest rates
o inflation rates
o increased competition including, but not limited to, the deregulation of the electric utility industry and the entry of new competitors
o ability to carry out marketing and sales plans
o ability to achieve generation planning goals and the occurrence of unplanned generation outages
o nuclear operations
o ability to enter new markets successfully and capitalize on growth opportunities in nonregulated businesses
o adverse changes in applicable laws, regulations or rules governing environmental regulations including air quality, tax or accounting matters
o delays in the anticipated in-service dates of additional generating capacity
o performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities
o non-performance of counterparties
o impact of terrorist acts
o availability and cost of capital and
o other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all possible factors.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


                               GREAT PLAINS ENERGY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                     September 30    December 31
                                                          2002            2001
                                                              (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                            $ 24,866        $ 29,034
   Receivables                                           234,004         152,114
   Fuel inventories, at average cost                      19,534          22,246
   Materials and supplies, at average cost                51,449          50,696
   Current income taxes                                        -          31,031
   Deferred income taxes                                   2,021           5,061
   Other                                                  13,020          19,167
      Total                                              344,894         309,349
Nonutility Property and Investments
   Affordable housing limited partnerships                69,613          81,136
   Gas property and investments                           47,636          43,385
   Nuclear decommissioning trust fund                     60,628          61,766
   Other                                                  66,124          63,616
      Total                                              244,001         249,903
Utility Plant, at Original Cost
   Electric                                            4,407,461       4,332,464
   Less-accumulated depreciation                       1,859,725       1,793,786
      Net utility plant in service                     2,547,736       2,538,678
   Construction work in progress                          38,578          51,265
   Nuclear fuel, net of amortization of
      $118,343 and $127,101                               25,076          33,771
      Total                                            2,611,390       2,623,714
Deferred Charges
   Regulatory assets                                     139,725         124,406
   Prepaid pension costs                                  86,543          88,337
   Goodwill                                               34,066          37,066
   Other deferred charges                                 38,466          30,724
      Total                                              298,800         280,533
      Total                                          $ 3,499,085     $ 3,463,499

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                       $ 165,561       $ 144,404
   Commercial paper                                       29,580          62,000
   Current maturities of long-term debt                   29,393         238,767
   EIRR bonds classified as current                       31,000         177,500
   Accounts payable                                      170,936         173,956
   Accrued taxes                                          41,122          14,324
   Accrued interest                                       13,877          13,262
   Accrued payroll and vacations                          28,856          26,422
   Accrued refueling outage costs                          5,183          12,979
   Other                                                  29,371          35,810
      Total                                              544,879         899,424
Deferred Credits and Other Liabilities
   Deferred income taxes                                 609,086         594,704
   Deferred investment tax credits                        42,611          45,748
   Accrued nuclear decommissioning costs                  61,921          63,040
   Other                                                 118,588         114,085
      Total                                              832,206         817,577
Capitalization (see statements)                        2,122,000       1,746,498
Commitments and Contingencies (Note 7)
      Total                                          $ 3,499,085     $ 3,463,499

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                           GREAT PLAINS ENERGY
                                Consolidated Statements of Capitalization
                                               (Unaudited)

                                                                      September 30      December 31
                                                                          2002             2001
                                                                               (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2004-08,
         7.37%* and 7.28%** weighted-average rate                     $   159,000      $   179,000
      3.07%* and 2.71%** EIRR bonds due 2012-23                           158,768          158,768
      EIRR bonds classified as current liabilities                        (31,000)         (31,000)
   Senior Notes
      7.125% due 2005                                                     250,000          250,000
      6.500% due 2011                                                     150,000          150,000
      6.000% due 2007                                                     225,000                -
      Unamortized discount                                                   (971)            (660)
   EIRR bonds
      2.81%* and 3.25%** Series A & B due 2015                            109,157          106,500
      2.81%* and 3.25%** Series D due 2017                                 41,037           40,000
      EIRR bonds classified as current liabilities                              -         (146,500)
      4.50%*** Series C due 2017                                           50,000           50,000
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         8.02%* and 8.14%** weighted-average rate due 2003-07               2,866            2,832
      Affordable Housing Notes
         7.83%* and 8.16%** weighted-average rate due 2003-08              11,197           19,746
         Total                                                          1,125,054          778,686
Company-obligated Mandatorily Redeemable Preferred Securities
   of a trust holding solely KCP&L Subordinated Debentures                150,000          150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                                        10,000           10,000
      4.50% - 100,000 shares issued                                        10,000           10,000
      4.20% - 70,000 shares issued                                          7,000            7,000
      4.35% - 120,000 shares issued                                        12,000           12,000
         Total                                                             39,000           39,000
Common Stock Equity
   Common stock-150,000,000 shares authorized without par value
      61,908,726 shares issued, stated value                              449,697          449,697
   Capital stock premium and expense                                       (1,632)          (1,656)
   Retained earnings (see statements)                                     365,427          344,815
   Treasury stock                                                              (4)            (903)
   Accumulated other comprehensive loss
      Loss on derivative hedging instruments                               (4,511)         (12,110)
      Minimum pension liability                                            (1,031)          (1,031)
         Total                                                            807,946          778,812
         Total                                                        $ 2,122,000      $ 1,746,498


*   Weighted-average rate as of September 30, 2002
**  Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of September 30, 2002 and December 31, 2001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                GREAT PLAINS ENERGY
                                         Consolidated Statements of Income
                                                    (Unaudited)

                                                             Three Months Ended               Year to Date
                                                                September 30                   September 30
                                                             2002           2001          2002            2001
                                                                               (thousands)
Operating Revenues
   Electric revenues - KCP&L                              $ 334,516      $ 323,233     $  780,654      $  759,619
   Electric revenues - Strategic Energy                     232,839        136,902        579,826         267,485
   Other revenues                                            17,632         20,780         48,677          80,571
      Total                                                 584,987        480,915      1,409,157       1,107,675
Operating Expenses
   Fuel                                                      48,732         52,533        118,089         124,836
   Purchased power - KCP&L                                   15,618         21,016         38,850          59,061
   Purchased power - Strategic Energy                       205,455        109,359        506,328         218,532
   Gas purchased and production expenses                        966            339          2,555          17,454
   Other                                                     90,417         78,304        249,035         243,163
   Maintenance                                               19,914         18,835         75,622          60,588
   Depreciation and depletion                                37,670         40,424        112,402         117,046
   General taxes                                             29,768         28,839         76,169          74,253
      Total                                                 448,540        349,649      1,179,050         914,933
   (Gain) Loss on property                                      610           (463)           543         (22,169)
      Total                                                 449,150        349,186      1,179,593         892,764
Operating income                                            135,837        131,729        229,564         214,911
Loss from equity investments                                   (248)          (389)          (880)           (501)
Minority interest in subsidiaries                            (2,890)        (3,133)        (8,245)         (1,954)
Non-operating income                                          1,417          3,453          4,997          10,912
Non-operating expenses                                       (5,077)       (21,152)       (17,752)        (30,321)
Interest charges                                             22,867         28,645         67,205          78,481
Income before income taxes, extraordinary
   item and cumulative effect of a change in
   accounting principle                                     106,172         81,863        140,479         114,566
Income taxes                                                 37,334         26,331         38,571          25,774
Income before extraordinary item and cumulative
   effect of a change in accounting principle                68,838         55,532        101,908          88,792
Early extinguishment of debt, net of income taxes                 -              -              -          15,872
Cumulative effect to January 1, 2002, of
   a change in accounting principle                               -              -         (3,000)              -
Net income                                                   68,838         55,532         98,908         104,664
Preferred stock dividend requirements                           411            412          1,234           1,236
Earnings available for common stock                       $  68,427      $  55,120     $   97,674      $  103,428
Average number of common shares outstanding                  61,909         61,870         61,901          61,860
Basic and diluted earnings per common share before
   extraordinary item and cumulative effect of
   a change in accounting principle                       $    1.11      $    0.89     $     1.63      $     1.41
Early extinguishment of debt                                      -              -              -            0.26
Cumulative effect to January 1, 2002, of a change
   in accounting principle                                        -              -          (0.05)              -
Basic and diluted earnings per common share               $    1.11      $    0.89     $     1.58      $     1.67

Cash dividends per common share                           $   0.415      $   0.415     $    1.245      $    1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Year to Date September 30                                   2002         2001
                                                               (thousands)
Cash Flows from Operating Activities
Net income                                                $ 98,908    $ 104,664
Adjustments to reconcile income to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes            -      (15,872)
    Cumulative effect of a change in accounting principle    3,000            -
    Depreciation and depletion                             112,402      117,046
    Amortization of:
      Nuclear fuel                                           9,501       12,757
      Other                                                  8,167       12,892
    Deferred income taxes (net)                             12,507        3,634
    Investment tax credit amortization                      (3,137)      (3,217)
    Loss from equity investments                               880          501
    (Gain) Loss on property                                    543      (22,169)
    Allowance for equity funds used during construction        (30)      (3,551)
    Deferred storm costs                                   (20,124)           -
    Minority Interest                                        8,245        1,954
    Other operating activities (Note 3)                     (9,842)     (70,027)
    Net cash from operating activities                     221,020      138,612
Cash Flows from Investing Activities
Utility capital expenditures                               (98,767)    (154,743)
Allowance for borrowed funds used during construction         (659)      (8,404)
Purchases of investments                                    (6,276)     (40,693)
Purchases of nonutility property                            (8,567)     (49,202)
Proceeds from sale of assets                                 3,121       64,072
Hawthorn No. 5 partial insurance recovery                        -       30,000
Loan to DTI prior to majority ownership                          -      (94,000)
Other investing activities                                  (5,067)       8,382
    Net cash from investing activities                    (116,215)    (244,588)
Cash Flows from Financing Activities
Issuance of long-term debt                                 224,573       99,500
Repayment of long-term debt                               (237,923)     (63,366)
Net change in short-term borrowings                        (11,263)     144,731
Dividends paid                                             (78,296)     (78,246)
Other financing activities                                  (6,064)      (3,583)
    Net cash from financing activities                    (108,973)      99,036
Net Change in Cash and Cash Equivalents                     (4,168)      (6,940)
Cash and Cash Equivalents at Beginning of Year              29,034       34,877
Cash and Cash Equivalents at End of Period                $ 24,866    $  27,937

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                              GREAT PLAINS ENERGY
                                Consolidated Statements of Comprehensive Income
                                                  (Unaudited)

                                                               Three Months Ended           Year to Date
                                                                 September 30               September 30
                                                              2002         2001          2002          2001
                                                                               (thousands)
Net income                                                 $ 68,838      $ 55,532      $ 98,908      $104,664

Other comprehensive income:
  Gain (loss) on derivative hedging instruments               2,088        (5,537)        7,888       (39,705)
  Income taxes                                                 (507)        2,287        (2,885)       16,494
    Net gain (loss) on derivative hedging instruments         1,581        (3,250)        5,003       (23,211)

  Reclassification to revenues and expenses, net of tax        (211)          653         2,596        (7,687)

  Comprehensive income before cumulative
    effect of a change in accounting principles,
    net of income taxes                                      70,208        52,935       106,507        73,766
  Cumulative effect to January 1, 2001, of a change
    in accounting principles, net of income taxes                 -             -             -        17,443

Comprehensive income                                       $ 70,208      $ 52,935      $106,507      $ 91,209


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                              GREAT PLAINS ENERGY
                                 Consolidated Statements of Retained Earnings
                                                  (Unaudited)


                                                               Three Months Ended           Year to Date
                                                                 September 30               September 30
                                                              2002         2001          2002          2001
                                                                               (thousands)
Beginning balance (Note 9)                                 $322,693      $470,289      $344,815      $473,321
Net income                                                   68,838        55,532        98,908       104,664
                                                            391,531       525,821       443,723       577,985
Dividends declared
  Preferred stock - at required rates                           411           411         1,234         1,235
  Common stock                                               25,693        25,671        77,062        77,011

Ending balance                                             $365,427      $499,739      $365,427      $499,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                     September 30    December 31
                                                        2002             2001
                                                               (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                       $     2,013      $       962
   Receivables                                          92,625           62,511
   Fuel inventories, at average cost                    19,534           22,246
   Materials and supplies, at average cost              51,449           50,696
   Deferred income taxes                                 2,021            5,061
   Other                                                 9,114           11,484
      Total                                            176,756          152,960
Nonutility Property and Investments
   Nuclear decommissioning trust fund                   60,628           61,766
   Other                                                43,116           40,797
      Total                                            103,744          102,563
Utility Plant, at Original Cost
   Electric                                          4,407,461        4,332,464
   Less-accumulated depreciation                     1,859,725        1,793,786
      Net utility plant in service                   2,547,736        2,538,678
   Construction work in progress                        38,578           51,265
   Nuclear fuel, net of amortization of
      $118,343 and $127,101                             25,076           33,771
      Total                                          2,611,390        2,623,714
Deferred Charges
   Regulatory assets                                   139,725          124,406
   Prepaid pension costs                                86,543           88,337
   Goodwill                                             19,952           22,952
   Other deferred charges                               32,479           30,724
      Total                                            278,699          266,419
      Total                                        $ 3,170,589      $ 3,145,656

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                   $    23,561      $    20,404
   Commercial paper                                     29,580           62,000
   Current maturities of long-term debt                 20,257          227,383
   EIRR bonds classified as current                     31,000          177,500
   Accounts payable                                     68,584          113,029
   Accrued taxes                                        78,693           15,895
   Accrued interest                                     12,928           11,327
   Accrued payroll and vacations                        26,264           22,581
   Accrued refueling outage costs                        5,183           12,979
   Other                                                12,793           14,562
      Total                                            308,843          677,660
Deferred Credits and Other Liabilities
   Deferred income taxes                               644,140          630,699
   Deferred investment tax credits                      42,611           45,748
   Accrued nuclear decommissioning costs                61,921           63,040
   Other                                                82,834           75,186
      Total                                            831,506          814,673
Capitalization (see statements)                      2,030,240        1,653,323
Commitments and Contingencies (Note 7)
      Total                                        $ 3,170,589      $ 3,145,656

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                 KANSAS CITY POWER & LIGHT COMPANY
                             Consolidated Statements of Capitalization
                                            (Unaudited)


                                                                   September 30       December 31
                                                                       2002              2001
                                                                            (thousands)
Long-term Debt (excluding current maturities)
  General Mortgage Bonds
    Medium-Term Notes due 2004-08,
      7.37%* and 7.28%** weighted-average rate                     $   159,000       $   179,000
    3.07%* and 2.71%** EIRR bonds due 2012-23                          158,768           158,768
    EIRR bonds classified as current liabilities                       (31,000)          (31,000)
  Senior Notes
    7.125% due 2005                                                    250,000           250,000
    6.500% due 2011                                                    150,000           150,000
    6.000% due 2007                                                    225,000                 -
    Unamortized discount                                                  (971)             (660)
  EIRR bonds
    2.81%* and 3.25%** Series A & B due 2015                           109,157           106,500
    2.81%* and 3.25%** Series D due 2017                                41,037            40,000
    EIRR bonds classified as current liabilities                             -          (146,500)
    4.50%*** Series C due 2017                                          50,000            50,000
  Subsidiary Obligations
    R.S. Andrews Enterprises, Inc. long-term debt
      8.02%* and 8.14%** weighted-average rate due 2003-07               2,866             2,832
      Total                                                          1,113,857           758,940
Company-obligated Mandatorily Redeemable Preferred Securities
  of a trust holding solely KCP&L Subordinated Debentures              150,000           150,000
Common Stock Equity
  Common stock-1,000 shares authorized without par value
                   1 share issued, stated value                        562,041           526,041
  Retained earnings (see statements)                                   205,373           219,524
  Accumulated other comprehensive income (loss)
    Income (loss) on derivative hedging instruments                          -              (151)
    Minimum pension liability                                           (1,031)           (1,031)
      Total                                                            766,383           744,383
      Total                                                        $ 2,030,240       $ 1,653,323
*   Weighted-average rate as of September 30, 2002
**  Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of September 30, 2002 and December 31, 2001


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            KANSAS CITY POWER & LIGHT COMPANY
                                            Consolidated Statements of Income
                                                       (Unaudited)

                                                      Three Months Ended                   Year to Date
                                                          September 30                     September 30
                                                      2002           2001             2002               2001
                                                                          (thousands)
Operating Revenues
  Electric revenues                                $ 334,516      $ 460,135        $ 780,654         $ 1,027,104
  Other revenues                                      16,927         20,780           47,221              80,571
    Total                                            351,443        480,915          827,875           1,107,675
Operating Expenses
  Fuel                                                48,732         52,533          118,089             124,836
  Purchased power                                     15,618        130,375           38,850             277,593
  Gas purchased and production expenses                    -            339                -              17,454
  Other                                               75,891         78,304          211,236             243,163
  Maintenance                                         19,903         18,835           75,541              60,588
  Depreciation and depletion                          37,034         40,424          110,853             117,046
  General taxes                                       29,063         28,839           74,813              74,253
    Total                                            226,241        349,649          629,382             914,933
  (Gain) Loss on property                                609           (463)             304             (22,169)
    Total                                            226,850        349,186          629,686             892,764
Operating income                                     124,593        131,729          198,189             214,911
Loss from equity investments                               -           (389)               -                (501)
Minority interest in subsidiaries                          -         (3,133)               -              (1,954)
Non-operating income                                   1,084          3,453            3,834              10,912
Non-operating expenses                                (2,922)       (21,152)          (7,925)            (30,321)
Interest charges                                      20,587         28,645           61,542              78,481
Income before income taxes, extraordinary
  item and cumulative effect of a change in
  accounting principle                               102,168         81,863          132,556             114,566
Income taxes                                          39,817         26,331           51,155              25,774
Income before extraordinary item and cumulative
  effect of a change in accounting principle          62,351         55,532           81,401              88,792
Early extinguishment of debt, net of
  income taxes                                             -              -                -              15,872
Cumulative effect to January 1, 2002, of a
  change in accounting principle                           -              -           (3,000)                  -
Net income                                            62,351         55,532           78,401             104,664
Preferred stock dividend requirements                      -            412                -               1,236
Earnings available for common stock                $  62,351      $  55,120        $  78,401         $   103,428


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


Year to date September 30                                  2002          2001
                                                               (thousands)
Cash Flows from Operating Activities
Net income                                               $ 78,401      $104,664
Adjustments to reconcile income to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes           -       (15,872)
    Cumulative effect of a change in accounting principle   3,000             -
    Depreciation and depletion                            110,853       117,046
    Amortization of:
      Nuclear fuel                                          9,501        12,757
      Other                                                 5,980        12,892
    Deferred income taxes (net)                            16,385         3,634
    Investment tax credit amortization                     (3,137)       (3,217)
    Loss from equity investments                                -           501
    (Gain) Loss on property                                   304       (22,169)
    Allowance for equity funds used during construction       (30)       (3,551)
    Deferred storm costs                                  (20,124)            -
    Other operating activities (Note 3)                       366       (68,073)
    Net cash from operating activities                    201,499       138,612
Cash Flows from Investing Activities
Utility capital expenditures                              (99,667)     (154,743)
Allowance for borrowed funds used during construction        (659)       (8,404)
Purchases of investments                                   (2,566)      (40,693)
Purchases of nonutility property                           (1,148)      (49,202)
Proceeds from sale of assets                                    -        64,072
Hawthorn No. 5 partial insurance recovery                       -        30,000
Loan to DTI prior to majority ownership                         -       (94,000)
Other investing activities                                 (5,393)        8,382
    Net cash from investing activities                   (109,433)     (244,588)
Cash Flows from Financing Activities
Issuance of long-term debt                                224,573        99,500
Repayment of long-term debt                              (227,126)      (63,366)
Net change in short-term borrowings                       (29,263)      144,731
Dividends paid                                                  -       (78,246)
Dividends paid to Great Plains Energy                     (92,552)            -
Equity contribution from Great Plains Energy               36,000             -
Other financing activities                                 (2,647)       (3,583)
    Net cash from financing activities                    (91,015)       99,036
Net Change in Cash and Cash Equivalents                     1,051        (6,940)
Cash and Cash Equivalents at Beginning of Year                962        34,877
Cash and Cash Equivalents at End of Period               $  2,013      $ 27,937

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         KANSAS CITY POWER & LIGHT COMPANY
                                  Consolidated Statements of Comprehensive Income
                                                    (Unaudited)

                                                                Three Months Ended              Year to Date
                                                                   September 30                 September 30
                                                                2002          2001           2002         2001
                                                                                  (thousands)

Net income                                                    $ 62,351      $ 55,532      $ 78,401      $104,664

Other comprehensive income:
  Gain (loss) on derivative hedging instruments                      -        (5,537)          422       (39,705)
  Income taxes                                                       -         2,287          (165)       16,494
    Net gain (loss) on derivative hedging instruments                -        (3,250)          257       (23,211)

  Reclassification to revenues and expenses, net of tax            (39)          653          (106)       (7,687)

  Comprehensive income before cumulative
    effect of a change in accounting principles,
    net of income taxes                                         62,312        52,935        78,552        73,766
  Cumulative effect to January 1, 2001, of a change
    in accounting principles, net of income taxes                    -             -             -        17,443

Comprehensive income                                          $ 62,312      $ 52,935      $ 78,552      $ 91,209


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                         KANSAS CITY POWER & LIGHT COMPANY
                                    Consolidated Statements of Retained Earnings
                                                    (Unaudited)

                                                                Three Months Ended              Year to Date
                                                                   September 30                 September 30
                                                                2002          2001           2002         2001
                                                                                  (thousands)

Beginning balance (Note 9)                                    $199,897      $470,289      $219,524      $473,321
Net income                                                      62,351        55,532        78,401       104,664
                                                               262,248       525,821       297,925       577,985
Dividends declared
  Preferred stock - at required rates                                -           411             -         1,235
  Common stock                                                       -        25,671             -        77,011
  Common stock held by Great Plains Energy                      56,875             -        92,552             -

Ending balance                                                $205,373      $499,739      $205,373      $499,739


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

                                                                Three Months
                                                                    Ended
                                                                   March 30
                                                                     2002
                                                                  (millions)
Operating revenues- Strategic Energy, as reported (a)              $ 152.2
Reclassification                                                      (5.8)
Operating revenues - Strategic Energy                              $ 146.4

Purchased power - Strategic Energy, as reported (a)                $ 130.8
Reclassification                                                      (5.8)
Purchased power - Strategic Energy                                 $ 125.0

(a) As reported in Form 10-Q for the period ended March 31, 2002 and on Form 8-K dated April 24, 2002.

2. RESTRICTED CASH

Strategic Energy has entered into performance assurance agreements with selected electricity power suppliers. As part of the agreements, Strategic Energy has directed selected retail customers to remit payment to lockboxes that are held in trust and managed by a Trustee, agreed upon by both the supplier and Strategic Energy. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy during the month according to the supplier payment terms. Any excess remittances into the lockboxes are remitted back to Strategic Energy after the disbursement to the supplier has been made. The assets of the Trust are included in cash and cash equivalents in the Great Plains Energy consolidated balance sheets and totaled $13.8 million at September 30, 2002 and $2.2 million at December 31, 2001.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
                                                             Year to Date
                                                             September 30
                                                         2002           2001
Cash flows affected by changes in:                           (thousands)
   Receivables                                        $ (81,890)      $(101,179)
   Fuel inventories                                       3,116             752
   Materials and supplies                                  (753)         (2,425)
   Accounts payable                                      (3,020)        (61,674)
   Accrued taxes and current income taxes                57,829          60,157
   Accrued interest                                         615           2,873
   Wolf Creek refueling outage accrual                   (7,796)          8,636
   Pension and postretirement benefit obligations           883         (17,997)
Other                                                    21,174          40,830
      Total other operating activities                $  (9,842)       $(70,027)

Cash paid during the period:
Interest                                              $  65,003       $  61,984
Income taxes                                          $   7,318       $   7,822




Consolidated KCP&L Other Operating Activities
                                                             Year to Date
                                                             September 30
                                                         2002           2001
Cash flows affected by changes in:                           (thousands)
   Receivables                                        $ (30,114)      $(101,179)
   Fuel inventories                                       3,116             752
   Materials and supplies                                  (753)         (2,425)
   Accounts payable                                     (44,445)        (61,674)
   Accrued taxes                                         62,798          60,157
   Accrued interest                                       1,601           2,873
   Wolf Creek refueling outage accrual                   (7,796)          8,636
   Pension and postretirement benefit obligations           883         (17,997)
Other                                                    15,076          42,784
      Total other operating activities                $     366       $ (68,073)

Cash paid during the period:
Interest                                              $  58,354       $  61,984
Income taxes                                          $   1,800       $   7,822

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

Plains Energy and KCP&L's consolidated statement of cash flows year to date September 30, 2001. See Note 7 for discussion of DTI's bankruptcy.

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

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes, maturing in 2007, through a private placement. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, filed an S-4 registration statement offering to exchange up to $225 million of 6.0% unsecured senior notes, maturing in 2007, registered under the Securities Act for the $225 million privately placed notes which became effective during the third quarter of 2002. All of the privately placed notes were exchanged.

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility. Great Plains Energy replaced the bridge facility with a $205 million syndicated 364-day, revolving credit facility with a group of banks. During June 2002, Great Plains Energy entered into a separate $20 million 364-day revolving credit facility with a bank. At September 30, 2002, Great Plains Energy had $142 million of borrowings, at an average interest rate of 2.72%, outstanding under the facilities.

In the third quarter of 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. The final maturity for Series A and B bonds is 2015 and the final maturity for Series D is 2017. At the end of the fixed interest rate period, the bonds will be subject to mandatory redemption or purchase and KCP&L anticipates remarketing the bonds at which time a new interest rate period and mode will be determined. KCP&L has classified the EIRR bonds as long-term debt consistent with the 5-year term of the remarketing. Under the previous, one-year remarketing term, the EIRR bonds were classified as current liabilities.

Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133. The fair value of the swap is recorded on KCP&L's balance sheet as an asset with an offset to the respective debt balances and has no impact on earnings. Future changes in the fair market value of the swap will be similarly recorded on the balance sheet with no impact on earnings. At September 30, 2002, the fair value of the swap was $3.7 million.

In March 2002, Great Plains Energy made a $36 million capital contribution to KCP&L increasing capital stock premium and expense to $75 million, which is reflected in Common Stock in the KCP&L consolidated statement of capitalization.

Great Plains Energy filed an S-3 registration statement, for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. The registration statement became effective in November 2002. Great Plains Energy expects to issue additional common equity. However, the timing and amount of this transaction are dependent on a number of factors, including overall and sector-specific equity market conditions.

5. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. During the second quarter of 2002, the Company's management revised its corporate business strategy focusing on the following three primary business segments: (1) KCP&L, an integrated electric utility, generates, transmits and distributes electricity; (2) Strategic Energy earns a management fee on the direct delivery to retail customers under long-term contracts of wholesale power purchased under long-term contracts, operating in several deregulated electricity markets; and
(3) KLT Gas acquires and develops early stage coalbed methane properties. "Other" includes the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy's reportable segments. Prior year information has been restated to conform to the current presentation.


For the three months ended                               Strategic                               Great Plains
September 30, 2002                           KCP&L        Energy         KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $ 334.6       $ 233.1        $  0.5       $ 16.8       $  585.0
Depreciation and depletion                    (36.2)         (0.2)         (0.3)        (1.0)         (37.7)
Interest charges                              (20.2)         (0.1)         (0.1)        (2.5)         (22.9)
Loss from equity investments                      -             -             -         (0.3)          (0.3)
Income taxes                                  (40.1)         (7.2)          2.6          7.3          (37.4)
Net income (loss)                              63.7           6.7           0.3         (1.9)          68.8



For the three months ended                               Strategic                               Great Plains
September 30, 2001                           KCP&L        Energy         KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $ 323.2       $ 137.0        $ (0.5)      $ 21.2       $  480.9
Depreciation and depletion                    (34.4)         (0.1)         (0.4)        (5.5)         (40.4)
Interest charges                              (21.6)            -             -         (7.1)         (28.7)
Loss from equity investments                      -             -             -         (0.4)          (0.4)
Income taxes                                  (37.0)         (7.1)          2.7         15.1          (26.3)
Net income (loss)                              59.7          10.0           0.3        (14.4)          55.6


                                                         Strategic                               Great Plains
Year to date September 30, 2002              KCP&L         Energy        KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $ 780.7       $ 580.7        $  0.6       $ 47.2       $1,409.2
Depreciation and depletion                   (108.1)         (0.6)         (0.7)        (3.0)        (112.4)
Interest charges                              (60.3)         (0.3)         (0.1)        (6.5)         (67.2)
Loss from equity investments                      -             -             -         (0.9)          (0.9)
Income taxes                                  (51.4)        (17.8)          7.4         23.2          (38.6)
Cumulative effect of a change
   in accounting principle                        -             -             -         (3.0)          (3.0)
Net income (loss)                              84.1          21.8          (0.1)        (6.9)          98.9



                                                         Strategic                               Great Plains
Year to date September 30, 2001              KCP&L        Energy         KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $ 759.6       $ 283.0        $  1.4       $ 63.6       $1,107.6
Depreciation and depletion                   (100.9)         (0.2)         (1.4)       (14.5)        (117.0)
Interest charges                              (59.3)         (0.1)            -        (19.1)         (78.5)
Income (loss) from equity investments             -             -           1.0         (1.5)          (0.5)
Income taxes                                  (47.1)        (12.2)         (0.8)        34.3          (25.8)
Early extinguishment of debt                      -             -             -         15.9           15.9
Net income (loss)                              81.0          17.3          13.6         (7.2)         104.7



                                                           Strategic       KLT                  Great Plains
                                               KCP&L        Energy         Gas       Other         Energy
September 30, 2002                                                     (millions)
Assets                                       $ 3,116.5      $ 191.1      $ 52.6     $ 138.9      $ 3,499.1
Capital and investment expenditures (a)          102.3          0.8         6.1         4.4          113.6
December 31, 2001
Assets(b)                                    $ 3,089.4      $ 129.1      $ 57.6     $ 187.4      $ 3,463.5
Capital and investment expenditures (a)          265.8          1.5        25.0        82.0          374.3


(a) Capital and investment expenditures reflect year to date amounts for the periods presented.
(b) KCP&L assets do not match the KCP&L assets in the consolidated KCP&L segment table due to the reclassification of accrued taxes to current income taxes during consolidation with Great Plains Energy.

Consolidated KCP&L
On October 1, 2001, consolidated KCP&L distributed, as a dividend, its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and have not been included in consolidated KCP&L's results of operations and financial position since October 1, 2001.

The table below reflects summarized financial information for the three months ended and year to date September 30, 2002, concerning consolidated KCP&L's reportable segment. For the three months ended and year to date September 30, 2001, consolidated KCP&L's segment information is identical to the Great Plains Energy segment information presented above. Other includes the operations of HSS and immaterial intercompany eliminations.

For the three months ended                                          Consolidated
September 30, 2002                         KCP&L         Other          KCP&L
                                                        (millions)
Operating revenues                       $  334.6       $  16.9       $  351.5
Depreciation and depletion                  (36.2)         (0.9)         (37.1)
Interest charges                            (20.2)         (0.3)         (20.5)
Income taxes                                (40.1)          0.2          (39.9)
Net income (loss)                            63.7          (1.4)          62.3

                                                                    Consolidated
Year to date September 30, 2002            KCP&L         Other          KCP&L
                                                        (millions)
Operating revenues                       $  780.7       $  47.2       $  827.9
Depreciation and depletion                 (108.1)         (2.8)        (110.9)
Interest charges                            (60.3)         (1.2)         (61.5)
Income taxes                                (51.4)          0.2          (51.2)
Cumulative effect of a change
   in accounting principle                      -          (3.0)          (3.0)
Net income (loss)                            84.1          (5.7)          78.4

                                                                    Consolidated
                                              KCP&L        Other         KCP&L
September 30, 2002                                        (millions)
Assets                                      $ 3,116.5      $ 54.1      $ 3,170.6
Capital and investment expenditures (a)         102.3         1.1          103.4
December 31, 2001
Assets                                      $ 3,092.5      $ 53.1      $ 3,145.6
Capital and investment expenditures (a)         265.8        87.0          352.8
(a) Capital and investment expenditures reflect year to date amounts for the periods presented.

6. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In January of 1997, KLT Energy Services, a wholly-owned subsidiary of KLT Inc., acquired approximately 71% of Custom Energy from Environmental Lighting Concepts. In February of 1999, Custom Energy acquired 100% of the outstanding ownership interest in Strategic Energy from SE Holdings, L.L.C. (SE Holdings) in exchange for 25% of the ownership interest in Custom Energy. In a December 1999 reorganization, Custom Energy changed its name to Custom Energy Holdings and transferred all of its operations to a new wholly owned subsidiary called Custom Energy. After the reorganization, Custom Energy Holdings' assets consisted of its ownership interests in Strategic Energy and Custom Energy. Through a series of transactions, KLT Energy Services has increased its indirect ownership position in Strategic Energy to approximately 83% as of December 31, 2001. In a July 2002 transaction, Custom Energy was distributed to KLT Energy Services and a third-party investor, resulting in Strategic Energy being the sole subsidiary of Custom Energy Holdings. Environmental Lighting Concepts continued to own a 5.8% indirect ownership interest in Strategic Energy. Gregory Orman, Executive Vice President of Corporate Development and Strategic Planning of Great Plains Energy and President and CEO of KLT Inc., held a 67% interest in Environmental Lighting Concepts. The other 33% interest in Environmental Lighting Concepts was held by an employee of a Great Plains Energy subsidiary. Both persons were officers and shareholders of Environmental Lighting Concepts before they became officers or employees of the Company.

On November 5, 2002, the Board of Directors of the Company approved the merger of Environmental Lighting Concepts into Innovative Energy Consultants, Inc., a recently created wholly-owned subsidiary of the Company. The merger was consummated on November 7, 2002, with Innovative Energy Consultants being the surviving company after the merger. In exchange for their entire ownership interest in Environmental Lighting Concepts, the two shareholders received $15.1 million in Great Plains Energy common stock and notes issued by Great Plains Energy and Innovative Energy Consultants. Great Plains Energy issued 387,596 common shares of Great Plains Energy common stock, valued at $8 million, which was distributed to the Environmental Lighting Concepts shareholders in proportion to their interests in that company. Great Plains Energy also issued a promissory note to Mr. Orman in the principal amount of approximately $4.7 million, and Innovative Energy Consultants issued a promissory note to the other shareholder of Environmental Lighting Concepts in the principal amount of approximately $2.4 million. Both notes mature on January 1, 2003, and bear interest at 2.48% per annum.

As a result of the merger, Great Plains Energy now indirectly holds an approximate 89% indirect ownership interest in Strategic Energy through KLT Energy Services and Innovative Energy Consultants. Certain employees of Strategic Energy and other investors indirectly hold, through SE Holdings, the remaining ownership interest in Strategic Energy.

Custom Energy Holdings' business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services, one representative designated by Innovative Energy Consultants and one representative designated by SE Holdings. Certain actions (including amendment of Custom Energy Holdings' operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings. Certain other actions (including mergers with Custom Energy Holdings, acquisitions by Custom Energy Holdings, assumption of non-recourse indebtedness, sales of substantial assets, approval of distributions, filing of registration statements, partition of assets, admission of new members and transfers of interests in Custom Energy Holdings) can be approved by the Management Committee, but to the extent they affect the rights, obligations, assets or business of Strategic Energy, the approval of the Strategic Energy Management Committee is also required.

Strategic Energy's business and affairs are controlled and managed exclusively by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by Innovative Energy Consultants and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy's operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee representatives of Strategic Energy.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the compact provided most of the pre-construction financing for this project. KCP&L's net investment in the Central Interstate Low-Level Radioactive Waste Compact was $7.4 million at September 30, 2002 and December 31, 2001.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission's federal "bad faith" lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska. He rendered a judgment in the amount of $151.4 million against the state. The state has appealed this decision. Based on the favorable outcome of this trial, in KCP&L's opinion, there is a greater possibility of reversing the state's license denial once the decision in this case is final.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more rigid environmental regulations that could require substantial changes to operations or facilities at a significant cost. At September 30, 2002, and December 31, 2001, KCP&L had $1.9 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

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

Proposed Water Use Regulations
In February 2002, the EPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The proposed rules establish national minimum performance requirements designed to minimize adverse environmental impact. The EPA must take final action by August 2003. KCP&L will continue to monitor the progress of this rulemaking. The impact of these proposed rules has not yet been quantified, however, KCP&L's generating stations would be affected.

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 megawatts of peaking capacity (the "Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants (Investors) of $176 million, amended during the third quarter 2002 to adjust the amount financed from the previously estimated $200 million to reflect a reduction in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. In accordance with SFAS No. 13 "Accounting for Leases," and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Project and related lease obligations are not included in KCP&L's consolidated balance sheet. The Lessor has appointed KCP&L as supervisory agent responsible for completing construction of the Project by no later than June 2004. The initial lease term is approximately three and one quarter years, beginning at the date of construction completion, which is expected to be June 2003. At the end of the lease term (October 2006), KCP&L may choose to sell the Project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. If KCP&L does not elect the sale option, KCP&L must either extend the lease, if it can obtain the consent of the Lessor, or purchase the Project for the then outstanding project cost. KCP&L also has contingent obligations to the Lessor upon an event of a default during both the construction period and lease period. Upon a default in the construction period, KCP&L's maximum obligation to the Lessor equals (i) in the circumstances of bankruptcy, fraud, illegal acts, misapplication of funds and willful misconduct, 100% of then-incurred project costs, and (ii) in all other circumstances, an amount which may be up to 89.9% of then-incurred project costs that are capitalizable in accordance with GAAP. At September 30, 2002, cumulative project costs were approximately $107.2 million. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs. KCP&L's rental obligation, which reflects interest payments only, is expected to be approximately $25.8 million in the aggregate.

During the second quarter of 2002, the FASB issued an exposure draft related to identifying and accounting for special-purpose entities. The proposed interpretation would require consolidation of special-purpose entities by a business that has a controlling financial interest. The proposed interpretation explains how to determine if a business has a controlling financial interest through a variable interest such as financial instruments, service contracts, nonvoting ownership interest, or other arrangements. The provisions of the proposed interpretation would apply immediately to special-purpose entities created after the date of the final interpretation and would apply to special-purpose entities already in existence as of the beginning of the first fiscal year or interim period beginning after March 15, 2003. The final interpretation is expected to be issued in the fourth quarter of 2002 and would require KCP&L to apply the guidance on April 1, 2003. If the interpretation is issued as currently proposed, the Company believes the synthetic lease discussed above would be consolidated beginning April 1, 2003.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Commitments at September 30, 2002, under these agreements total $1,057.2 million through 2010. Commitments for the remainder of 2002 total $123.1 million and for the years 2003 through 2006 total $390.5 million, $267.6 million, $205.7 million, and $50.1 million, respectively. See Note 11 for further discussion.

Put Option Held by Minority Interests in Strategic Energy
As of November 7, 2002, Great Plains Energy indirectly owns approximately 89% of Strategic Energy. SE Holdings has a put option to sell all or part of its interest in Strategic Energy (approximately 11%) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value would be determined by the mutual agreement of the parties, or if an agreement cannot be reached, by third party appraisal.

DTI Holdings, Inc. and Subsidiaries
On December 31, 2001, DTI, a subsidiary of KLT Telecom, filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million in DIP financing to be provided by KLT Telecom. As of September 30, 2002, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's ensuing loss of control, KLT Telecom has not included the ongoing earnings or loss incurred by DTI in its results for the three months ended and year to date September 30, 2002.

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

The Company has performed an evaluation of the recoverability of deferred tax assets relating to the write-off of its investment in DTI. In December 2001, the Company established a $15.8 million income tax valuation allowance reflecting the uncertainty of when the Company will recognize future tax deductions while DTI is in the bankruptcy process. The Company is unable to project the outcome of the bankruptcy proceedings. Since the uncertainty of recognizing future tax deductions still exists, the Company has not adjusted the valuation allowance.

Internal Revenue Service Settlement - Corporate-Owned Life Insurance
During 2000, KCP&L recorded a $12.7 million charge for the Federal and states income tax impact of the proposed disallowance of interest deductions on COLI loans and assessed interest on the disallowance for tax years 1994 to 1998. In the fourth quarter of 2002, KCP&L will accept a settlement offer related to COLI from the IRS. The offer allows 20% of the interest originally deducted and taxes only 20% of the gain on surrender of the COLI policies. Acceptance of the offer will require a cash payment to the IRS of approximately $11.2 million to satisfy the liability, but will have an immaterial impact on earnings. KCP&L paid $1.5 million to the IRS in 2001 related to the disallowance of the COLI deduction.

8. GUARANTEES

As part of normal business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended business purposes.

FASB issued an exposure draft of a proposed interpretation, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, during the second quarter of 2002. The final interpretation is expected to be issued in the fourth quarter of 2002 and take effect beginning January 1, 2003. For guarantees issued after December 31, 2002, the interpretation would require the Company to record a liability for the fair value of the obligation it has undertaken in issuing the guarantees. Additionally, specific disclosures about obligations under guarantees would be required. Until the final interpretation is issued, the Company cannot complete the quantification of the effects of the interpretation on the Company's financial condition and results of operation.

9. GOODWILL

SFAS No. 142, "Goodwill and Other Intangible Assets"
The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year.

Strategic Energy's initial valuation and annual impairment test have been completed and there was no impairment of the $14.0 million of goodwill.

In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and recorded a $3.0 million write-down of goodwill. The goodwill write-down is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle. RSAE completed its first annual impairment test in September and no additional write-down was necessary. At September 30, 2002, RSAE had $20.0 million of goodwill. First quarter 2002 income statement information as reported in the March 31, 2002, report on Form 10-Q has been restated below to reflect the cumulative effect to January 1, 2002, of a change in accounting principle as follows:



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


                                                         Three Months
                                                            Ended         Year to Date
                                                         September 30     September 30
 (in thousands, except per share amounts)                    2001            2001

Income before extraordinary item, as reported              $ 55,532        $  88,792
Add back: Goodwill amortization                                 987            2,729
Income before extraordinary item                             56,519           91,521
Early extinguishment of debt, net of income taxes                 -           15,872
Income, as adjusted                                          56,519          107,393
Preferred stock dividend requirements                           412            1,236
Earnings available for common stock, as adjusted           $ 56,107        $ 106,157

Basic and diluted earnings per common share before
  extraordinary item, as reported                          $   0.89        $    1.41
Add back:  Goodwill amortization                               0.02             0.04
Basic and diluted earnings per common share before
  extraordinary item, as adjusted                              0.91             1.45
Early extinguishment of debt                                      -             0.26
Basic and diluted earnings per common share, as adjusted   $   0.91        $    1.71


10. RECEIVABLES

The Company's accounts receivables are comprised of the following:

                                                    September 30     December 31
                                                       2002             2001
                                                             (thousands)
Kansas City Power & Light Receivables Company        $  51,269        $  25,723
KCP&L other receivables                                 41,356           36,788
  Consolidated KCP&L receivables                        92,625           62,511
Great Plains Energy other receivables                  141,379           89,603
  Great Plains Energy receivables                    $ 234,004        $ 152,114

In 1999, KCP&L entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, a special purpose entity established to purchase customer accounts receivable from KCP&L expiring in October 2003. KCP&L expects the agreement to be renewed annually. Receivables Company has sold receivable interests to outside investors. Accounts receivable sold under the revolving agreement between Receivables Company and KCP&L totaled $121.3 million at September 30, 2002 and $95.7 million at December 31, 2001. These sales included unbilled receivables of $37.5 million at September 30, 2002, and $28.9 million at December 31, 2001. In consideration of the sale, KCP&L received $70 million in cash and the remaining balance in the form of a subordinated note from Receivables Company. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

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

Information regarding KCP&L's sale of accounts receivable is reflected in the following table.

                                  Three Months Ended           Year to Date
                                     September 30               September 30
                                   2002         2001         2002         2001
                                                   (thousands)

Gross proceeds on sale of
  accounts receivable            $330,458     $321,025     $763,407     $755,507
Collections                       326,344      296,893      745,370      721,470
Loss on sale of accounts
  receivable                        1,104        1,943        3,457        7,602
Late fees                             887          976        2,002        2,356

KCP&L other receivables at September 30, 2002, and December 31, 2001, consist primarily of receivables from partners in jointly-owned electric utility plants, bulk power sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at September 30, 2002, and December 31, 2001, are primarily the accounts receivable held by Strategic Energy which include unbilled receivables of $61.8 million at September 30, 2002, and $48.5 million at December 31, 2001.

11. DERIVATIVE FINANCIAL INSTRUMENTS

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

In the third quarter, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133. The fair value of the swap is recorded on KCP&L's balance sheet as an asset with an offset to the respective debt balances and has no impact on earnings. Future changes in the fair market value of the swap will be similarly recorded on the balance sheet with no impact on earnings. At September 30, 2002, the fair value of the swap was $3.7 million.

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

Commodity Risk Management
KCP&L's risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments is recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in fuel expense. As of September 30, 2002, all of KCP&L's gas hedging instruments have expired.

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

As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy's policy is to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income (loss). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in purchased power. At September 30, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization reflected a $4.5 million loss related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring any of the losses represented in comprehensive income.

At January 1, 2001, Strategic Energy also had a few swap agreements that did not qualify for hedge accounting. The fair market value of these swaps at January 1, 2001, was recorded as an asset or liability on the consolidated balance sheet and an adjustment to the cost of purchased power. The change in the fair market value was recorded in purchased power. As of September 30, 2002, all of these swaps have expired.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets or current liabilities, as applicable, and the cumulative effect of a change in accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the impact of a change in the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in gas revenues. KLT Gas is currently developing gas properties; therefore, no production is hedged at September 30, 2002.

The amounts recorded related to the cash flow hedges in other comprehensive income (OCI) are summarized below. Consolidated KCP&L activity for the three months ended September 30, 2002, was insignificant.


Great Plains Energy activity for the three months ended September 30, 2002

                                                  Increase
                                    June 30    (Decrease) in                   September 30
                                     2002           OCI        Reclassified        2002
                                                         (millions)
Assets
  Other current assets              $  0.1         $ (0.3)        $  0.4          $  0.2
  Other deferred debits                0.5           (0.5)             -               -
Liabilities and capitalization
  Other current liabilities           (7.9)           2.7           (0.5)           (5.7)
  Accumulated OCI                      5.9           (1.6)           0.2             4.5
  Deferred income taxes                4.1           (0.5)             -             3.6
  Other deferred credits              (2.7)           0.2           (0.1)           (2.6)


Great Plains Energy and Consolidated KCP&L activity for the three months ended September 30, 2001

                                                  Increase
                                    June 30    (Decrease) in                   September 30
                                     2001           OCI        Reclassified        2001
                                                         (millions)
Assets
  Other current assets              $  6.0         $ (3.1)        $ (2.9)         $    -
Liabilities and capitalization
  Other current liabilities          (28.0)           8.8            4.2           (15.0)
  Accumulated OCI                     10.8            3.3           (0.7)           13.4
  Deferred income taxes                7.5            2.3           (0.4)            9.4
  Other deferred credits               3.7          (11.3)          (0.2)           (7.8)


Great Plains Energy activity year to date September 30, 2002

                                                  Increase
                                 December 31   (Decrease) in                   September 30
                                     2001           OCI        Reclassified        2002
                                                   (millions)
Assets
  Other current assets              $ (0.2)        $  0.1         $  0.3          $  0.2
Liabilities and capitalization
  Other current liabilities          (12.7)           1.7            5.3            (5.7)
  Accumulated OCI                     12.1           (5.0)          (2.6)            4.5
  Deferred income taxes                8.5           (2.9)          (2.0)            3.6
  Other deferred credits              (7.7)           6.1           (1.0)           (2.6)


Consolidated KCP&L activity year to date September 30, 2002

                                                  Increase
                                 December 31   (Decrease) in                   September 30
                                     2001           OCI        Reclassified        2002
                                                   (millions)
Assets
  Other current assets              $ (0.2)        $  0.3         $ (0.1)         $    -
Liabilities and capitalization
  Other current liabilities           (0.1)           0.1              -               -
  Accumulated OCI                      0.2           (0.2)             -               -
  Deferred income taxes                0.1           (0.2)           0.1               -


Great Plains Energy and Consolidated KCP&L activity year to date September 30, 2001

                                  Cumulative
                                   Effect to      Increase
                                  January 1,   (Decrease) in                   September 30
                                     2001           OCI        Reclassified        2001
                                                   (millions)
Assets
  Other current assets              $ 44.5         $(20.4)        $(24.1)         $    -
Liabilities and capitalization
  Other current liabilities           (6.8)         (15.6)           7.4           (15.0)
  Accumulated OCI                    (17.4)          23.2            7.6            13.4
  Deferred income taxes              (12.7)          16.5            5.6             9.4
  Other deferred credits              (7.6)          (3.7)           3.5            (7.8)


Reclassified to earnings for the three months ended September 30,

                                     Great Plains Energy            Consolidated KCP&L
                                     2002           2001           2002            2001
                                                         (millions)
Gas revenues                        $    -         $ (0.6)        $    -          $ (0.6)
Purchased power expense                0.1           (0.7)             -            (0.7)
Minority interest                      0.1            0.2              -             0.2
Income taxes                             -            0.4              -             0.4
  OCI                               $  0.2         $ (0.7)        $    -          $ (0.7)


Reclassified to earnings year to date September 30,

                                     Great Plains Energy            Consolidated KCP&L
                                     2002           2001           2002            2001
                                                         (millions)
Gas revenues                        $ (0.2)        $ (3.7)        $    -          $ (3.7)
Fuel expense                           0.1              -            0.1               -
Purchased power expense               (5.5)          20.4              -            20.4
Minority interest                      1.0           (3.5)             -            (3.5)
Income taxes                           2.0           (5.6)          (0.1)           (5.6)
  OCI                               $ (2.6)        $  7.6         $    -          $  7.6


12. KCP&L JANUARY ICE STORM

At the end of January 2002, the most damaging ice storm in Kansas City history caused roughly 285,000 customer outages throughout the KCP&L territory. Incremental costs incurred through September 30, 2002, related to the January ice storm were approximately $51.3 million of which $14.7 million were capital expenditures and therefore recorded to utility plant. KCP&L expensed $16.5 million ($0.16 per share) for the Kansas jurisdictional portion of the storm costs and deferred as a regulatory asset $20.1 million of the storm costs applicable to Missouri.

In the second quarter of 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.5 million expense for the Kansas jurisdictional portion of the storm costs and reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $7 - $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri impact of the storm, through January 2007. The amortization began in September 2002 and is expected to be approximately $1.5 million in 2002 and approximately $4.6 million annually for the remainder of the amortization period.

13.  ASSET RETIREMENT OBLIGATIONS

In 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Under the new pronouncement, an entity must recognize as a liability the fair value of legal obligations associated with the retirement of long-lived assets. The Company has substantially completed the identification of its retirement obligations and is currently evaluating the effects on the Company's financial condition. Management believes that nuclear decommissioning cost is its most significant legal retirement obligation.

After adoption of SFAS No. 143 in 2003, the additional obligation for nuclear decommissioning will increase liabilities, currently estimated to be less than $100 million, with offsets to net utility plant and a regulatory asset. The amount recorded to the electric plant accounts will be depreciated over the remaining life of Wolf Creek. The associated liability will be increased for the passage of time (accretion) to operating expense. Trust fund income and losses from the external decommissioning trusts would be reported as investment income or loss. KCP&L does not anticipate results of operations to be significantly affected by the adoption of SFAS No. 143 as long as KCP&L is regulated. Regulatory assets or liabilities will be recorded when SFAS No. 143 is first adopted and then yearly for the difference between decommissioning expense determined by regulation and amounts required by SFAS No. 143.

14.  Subsequent Event

On November 7, 2002, Great Plains Energy entered into an Agreement and Plan of Merger (Agreement) with Environmental Lighting Concepts, Inc. (ELC), Gregory J. Orman and Mark R. Schroeder (ELC Shareholders), and Innovative Energy Consultants Inc., a recently created, wholly-owned subsidiary of Great Plains Energy. Mr. Orman is Executive Vice President of Corporate Development and Strategic Planning of Great Plains Energy, and Mr. Schroeder is an employee of a Great Plains Energy subsidiary. ELC indirectly owned 5.8% of Strategic Energy, a Great Plains Energy majority-owned subsidiary that is an energy management company. As provided for in the Agreement, ELC was acquired and merged with and into Innovative Energy Consultants, whereupon the existence of ELC ceased and Innovative Energy Consultants continued as the surviving corporation and a wholly-owned subsidiary of Great Plains Energy. The merger increased Great Plains Energy's indirect ownership interest in Strategic Energy from 82.75% to 88.55%. Certain employees of Strategic Energy and other investors indirectly hold the remaining ownership interest in Strategic Energy.

In exchange for their entire ownership interest in ELC, the ELC Shareholders received an aggregate amount of $15.1 million in Great Plains Energy common stock and notes issued by Great Plains Energy and Innovative Energy Consultants. Great Plains Energy issued 387,596 common shares, valued at $8 million, which were distributed to the ELC Shareholders in proportion to their ownership interests in that company. Great Plains Energy also issued a promissory note to Mr. Orman in the principal amount of approximately $4.7 million and Innovative Energy Consultants issued a promissory note to Mr. Schroeder in the principal amount of approximately $2.4 million. Both notes mature on January 1, 2003, and bear interest at 2.48% per annum. See Note 6. Related Party Transactions and Relationships, which has been updated for this subsequent event, for further discussion of this transaction.

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

Great Plains Energy Incorporated
Effective October 1, 2001, Great Plains Energy became the holding company of KCP&L, GPP and KLT Inc. and subsidiaries. As a diversified energy company, its primary segments of business include:

o KCP&L, an integrated electric utility in the states of Missouri and Kansas, provides reliable, affordable electricity to retail customers;
o Strategic Energy provides power supply coordination services in several deregulated electricity markets, including Pennsylvania, southern California, Ohio, New York, Massachusetts and Texas; and
o KLT Gas acquires and develops early stage coalbed methane natural gas properties.

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

Great Plains Energy Results of Operations


                                         Three Months Ended                   Year to Date
                                            September 30                      September 30
                                         2002           2001               2002             2001
                                                              (millions)
Operating revenues                     $ 585.0        $ 480.9           $ 1,409.2        $ 1,107.6
Fuel                                     (48.7)         (52.5)             (118.1)          (124.8)
Purchased power                         (221.1)        (130.5)             (545.2)          (277.6)
  Revenues, net of
    fuel and purchased power             315.2          297.9               745.9            705.2
Other operating expenses                (141.0)        (126.3)             (403.4)          (395.5)
Depreciation and depletion               (37.7)         (40.4)             (112.4)          (117.0)
Gain on property                          (0.6)           0.5                (0.5)            22.2
  Operating income                       135.9          131.7               229.6            214.9
Loss from equity investments              (0.3)          (0.4)               (0.9)            (0.5)
Non-operating income (expenses)           (6.5)         (20.7)              (21.0)           (21.3)
Interest charges                         (22.9)         (28.7)              (67.2)           (78.5)
Income taxes                             (37.4)         (26.3)              (38.6)           (25.8)
Early extinguishment of debt                 -              -                   -             15.9
Cumulative effect of a change
  in accounting principle                    -              -                (3.0)               -
Net income                                68.8           55.6                98.9            104.7
Preferred dividends                       (0.3)          (0.5)               (1.2)            (1.3)
Earnings applicable to common          $  68.5        $  55.1              $ 97.7          $ 103.4



Three months ended September 30, 2002, compared to September 30, 2001
Great Plains Energy's earnings for the three months ended, as detailed in the table below, increased $13.4 million, or $0.22 per share, compared to the same period of 2001.

                                        Three Months Ended September 30
                                    2002         2001         2002        2001
                                  Earnings      Earnings       EPS         EPS
                                        (millions)
KCP&L                              $ 63.7       $ 59.3       $ 1.03      $ 0.96
Subsidiary operations                (1.4)        (0.3)       (0.02)      (0.01)
  Consolidated KCP&L                 62.3         59.0         1.01        0.95
Strategic Energy                      6.7         10.0         0.11        0.16
KLT Gas                               0.3          0.3            -           -
Other non-regulated operations       (0.8)       (14.2)       (0.01)      (0.22)
  Total                            $ 68.5       $ 55.1       $ 1.11      $ 0.89

KCP&L's increase in earnings for the three months ended September 30, 2002, compared to the same period of 2001, is primarily the result of warmer summer 2002 weather compared to 2001, continued load growth, lower average fuel cost per mmbtu and a significantly lower purchased power price per mwh. These factors combined to more than offset increased administrative and general expenses including pension costs and other benefit costs. Strategic Energy's earnings increased $6.0 million, excluding earnings during the three months ended September 30, 2001, of $9.3 million from the sale of power purchased from one supplier under very favorable wholesale contracts that expired at the end of 2001. The increase is due to continued growth in retail electric sales resulting from increases in customer accounts and mwh's served. This was partially offset by increased salaries and benefits and an effective state income tax rate true-up for the first six months of 2002 and higher state income tax rates due to higher sales in states with higher income tax rates for the quarter. Other non-regulated operations includes, among other things, earnings from affordable housing of $3.2 million for the three months ended September 30, 2002, compared to a loss of $2.1 million for the same period of 2001. Additionally, the three months ended September 30, 2001, reflects DTI losses of $10.1 million.

Year to date September 30, 2002, compared to September 30, 2001
Great Plains Energy's earnings year to date September 30, 2002, compared to 2001 increased $13.2 million, or $0.22 per share, excluding the cumulative effect of a change in accounting principle in 2002 and the early extinguishment of debt in 2001.


                                                      Year to Date September 30
                                           2002          2001          2002        2001
                                          Earnings     Earnings         EPS         EPS
                                               (millions)
KCP&L                                      $ 84.1      $  79.8        $ 1.36      $ 1.28
Subsidiary operations                        (2.7)        (3.7)        (0.04)      (0.06)
Cumulative effect to January 1, 2002
  of a change in accounting principle        (3.0)           -         (0.05)          -
    Consolidated KCP&L                       78.4         76.1          1.27        1.22
Strategic Energy                             21.8         17.3          0.35        0.28
KLT Gas                                      (0.1)        13.6             -        0.22
Other non-regulated operations               (2.4)       (19.5)        (0.04)      (0.31)
  Earnings excluding extraordinary item      97.7         87.5          1.58        1.41
Early extinguishment of debt                    -         15.9             -        0.26
  Total                                    $ 97.7      $ 103.4        $ 1.58      $ 1.67

KCP&L earnings increased $4.3 million year to date September 30, 2002, compared to the same period of 2001. Warmer summer 2002 weather combined with the positive impact of the return to service of Hawthorn No. 5 in June 2001 and significantly lower cost per mwh of purchased power were partially offset by the impact of expensing the Kansas jurisdictional portion of the January 2002 ice storm costs and increased administrative and general expenses including pension costs and other benefit costs. Strategic Energy's earnings increased $19.0 million, excluding earnings during year to date September 30, 2001, of $14.5 million from the sale of power purchased from one supplier under very favorable wholesale contracts that expired at the end of 2001. The increase is due to continued growth in the retail markets including increases in customer accounts and mwh's served partially offset by increased salaries and benefits and higher state income tax rates. KLT Gas is currently developing gas properties following its most recent sale of property during the second quarter of 2001 which resulted in an after tax gain of $12.0 million. Other non-regulated operations includes earnings from affordable housing of $6.4 million and $5.8 million year to date September 30, 2002 and 2001, respectively. Additionally, year to date September 30, 2001, reflects DTI losses of $24.0 million, excluding the early extinguishment of debt.

On December 31, 2001, DTI filed voluntary petitions for bankruptcy. As a result of DTI's filing for bankruptcy protection, and KLT Telecom's ensuing loss of control, KLT Telecom has not included in its results for the three months ended and year to date September 30, 2002, the ongoing earnings or loss incurred by DTI.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and determined that a $3.0 million write-down of goodwill was required. As a result, year to date September 30, 2002, Great Plains Energy net income reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle. Ongoing annual impairment tests are required by SFAS No. 142. RSAE completed its first annual impairment test in September and no additional write-down was necessary.

On February 1, 2001, DTI, an equity investment of KLT Telecom on that date, completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million ($0.26 per share) extraordinary gain on the early extinguishment of debt.

For further discussion regarding each segment's results of operations, see its respective section below.

Consolidated KCP&L
The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility. The discussion excludes the results of operations for GPP and KLT Inc. and subsidiaries, which were transferred to Great Plains Energy on October 1, 2001.

Consolidated KCP&L Business Overview
KCP&L consists of two business units - power and delivery.

The power business unit has over 3,700 megawatts of generating capacity. During 2001, KCP&L entered into a $200 million, five-year construction and synthetic operating lease transaction for five combustion turbines that will add 385 megawatts of peaking capacity. During the third quarter of 2002, the lease was amended to reduce the amount financed from the previously estimated $200 million to $176 million to reflect changes in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. Construction began in the third quarter of 2002 with the expected commercial operation of the five combustion turbines in the spring and summer 2003.

The delivery business unit consists of transmission and distribution facilities that serve over 480,000 customers as of September 30, 2002. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. KCP&L is a member of the SPP. During the first quarter of 2002, the SPP and the MISO voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. The consolidation is expected to be completed during the first quarter of 2003 and has received FERC approval. FERC has already approved an RTO proposal submitted by the MISO.

During the third quarter of 2002, FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. All public utilities that own, control or operate interstate transmission facilities would be required to become an independent transmission provider, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L is in the process of evaluating the impact of the proposed rulemaking on its operations and providing comments on the proposed rulemaking to FERC. Additionally, regulatory approvals would have to be received from the MPSC and the KCC prior to KCP&L's participation in an independent transmission provider.

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


                                       Three Months Ended                  Year to Date
                                           September 30                    September 30
                                        2002          2001              2002          2001
                                                            (millions)
Operating revenues                    $ 351.5       $ 339.8           $ 827.9       $ 811.6
Fuel                                    (48.7)        (52.5)           (118.1)       (124.8)
Purchased power                         (15.7)        (21.1)            (38.9)        (59.1)
  Revenues, net of
    fuel and purchased power            287.1         266.2             670.9         627.7
Other operating expenses               (124.8)       (108.6)           (361.5)       (334.8)
Depreciation and depletion              (37.1)        (34.9)           (110.9)       (102.7)
Gain on property                         (0.6)         (0.1)             (0.3)         (1.5)
  Operating income                      124.6         122.6             198.2         188.7
Loss from equity investments                -             -                 -          (0.1)
Non-operating income (expenses)          (1.9)         (3.6)             (4.1)         (4.1)
Interest charges                        (20.5)        (22.0)            (61.5)        (60.4)
Income taxes                            (39.9)        (37.5)            (51.2)        (46.7)
Cumulative effect of a change
  in accounting principle                   -             -              (3.0)            -
Net income                               62.3          59.5              78.4          77.4
Preferred dividends                         -          (0.5)                -          (1.3)
Earnings applicable to common         $  62.3       $  59.0           $  78.4       $  76.1

Consolidated KCP&L's earnings increased $3.3 million for the three months ended September 30, 2002, and $2.3 million year to date September 30, 2002, compared to the same periods of 2001.

For the three months ended September 30, 2002, KCP&L earnings increased $4.4 million, compared to the same period of 2001. Warmer summer 2002 weather, continued load growth, lower average fuel cost per mmbtu and a significantly lower purchased power cost per mwh combined to more than offset increased administrative and general expenses including pension costs of $4.3 million and other employee-related costs of $5.6 million. KCP&L's increased earnings were also offset by continued operating losses of HSS.

Year to date September 30, 2002, KCP&L earnings increased $4.3 million, compared to the same period of 2001. The positive impact of the return to service of Hawthorn No. 5 in June 2001 and significantly lower cost per mwh of purchased power were offset by the impact of expensing the Kansas jurisdictional portion of the January 2002 ice storm costs and increased administrative and general expenses including pension costs of $12.3 million and other employee-related costs of $2.5 million.

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and determined that a $3.0 million write-down of goodwill was required. As a result, year to date September 30, 2002, Great Plains Energy net income reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle. Ongoing annual impairment tests are required by SFAS No. 142. RSAE completed its first annual impairment test in September and no additional write-down was necessary.

Consolidated KCP&L Sales Revenues and Megawatt-hour (mwh) Sales


                                         Three Months Ended                      Year to Date
                                            September 30         %               September 30        %
                                         2002         2001     Change         2002         2001    Change
                                             (millions)                           (millions)
Retail revenues
  Residential                          $ 146.1      $ 137.0      7 %        $ 300.1      $ 286.1     5 %
  Commercial                             131.9        130.2      1 %          328.6        322.1     2 %
  Industrial                              26.0         27.4     (5)%           72.2         80.4   (10)%
  Other retail revenues                    2.3          2.2      3 %            6.6          6.3     3 %
    Total retail                         306.3        296.8      3 %          707.5        694.9     2 %
Sales for resale revenues
  Bulk power sales                        23.3         20.9     11 %           60.2         49.8    21 %
  Other sales for resale revenues          1.3          1.3     (3)%            3.0          3.3   (10)%
Other revenues                             3.7          4.2    (15)%           10.0         11.6   (14)%
KCP&L electric revenues                  334.6        323.2      3 %          780.7        759.6     3 %
Subsidiary revenues                       16.9         16.6      2 %           47.2         52.0    (9)%
Consolidated KCP&L revenues            $ 351.5      $ 339.8      3 %        $ 827.9      $ 811.6     2 %



                                         Three Months Ended                      Year to Date
                                            September 30         %               September 30        %
                                         2002         2001     Change         2002         2001    Change
                                            (thousands)                          (thousands)
Retail mwh sales
  Residential                            1,821        1,686      8 %          3,970        3,812     4 %
  Commercial                             1,991        1,920      4 %          5,273        5,185     2 %
  Industrial                               548          532      3 %          1,496        1,614    (7)%
  Other retail mwh sales                    20           19      6 %             61           58     7 %
    Total retail                         4,380        4,157      5 %         10,800       10,669     1 %
Sales for resale mwh
  Bulk power sales                       1,110          924     20 %          2,903        2,051    41 %
  Other sales for resale                    38           37      7 %             98           97     2 %
KCP&L electric mwh sales                 5,528        5,118      8 %         13,801       12,817     8 %

Total revenues increased $11.7 million for the three months ended and $16.3 million year to date September 30, 2002, compared to the same periods of 2001. Warmer summer 2002 weather and continued load growth increased retail revenues $9.5 million for the three months ended September 30, 2002. For the year to date comparison, the increased retail revenues due to the warmer summer 2002 weather and continued load growth were partially offset by the mild weather in the first quarter of 2002 and the bankruptcy of one major industrial customer in early 2001 ($4.4 million of revenues year to date

September 30, 2001). Load growth consists of higher usage-per-customer and the addition of new customers. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. The significant increases in bulk power mwh sales were partially offset by a decline of approximately 4% in prices per bulk power mwh sold for the three months ended and 13% year to date September 30, 2002, compared to the same periods in 2001.

In October 2002, the Staff of the MPSC concluded its review of the Missouri jurisdictional earnings for KCP&L and determined that the current rate levels do not warrant action at this time.

In the second quarter 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.5 million expense for the Kansas jurisdictional portion of the storm costs and reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of the Wolf Creek nuclear generating station using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $7 - $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006.

KCP&L Fuel and Purchased Power
KCP&L fuel costs decreased $3.8 million for the three months ended and $6.7 million year to date September 30, 2002, compared to the same periods of 2001, even though generation increased 7% and 10%, respectively. Lower fuel cost per mmBtu due to additional coal and less natural gas and oil in the generation fuel mix was the primary reason for the decline in fuel costs. The return to service of Hawthorn No. 5, a low cost coal-fired unit, in June 2001 contributed to the change in generation fuel mix. Significantly lower natural gas prices and lower cost of uranium in the 2002 periods also contributed to the lower fuel cost.

Purchased power expenses decreased $5.4 million for the three months ended and $20.2 million year to date September 30, 2002, compared to the same periods of 2001. Cost per mwh purchased decreased approximately 40% in 2002 compared to 2001 due to regional energy availability and a less volatile energy market. The significantly lower cost per mwh purchased more than offset the effect on purchased power expense of a 5% increase in the quantity of power purchased during the three months ended. Also contributing to the year to date decrease was a 9% decrease in the quantity of power purchased due to the availability of KCP&L generating units.

The fuel cost per mmBtu and the purchased power cost per mwh have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per mmBtu substantially. Nuclear fuel costs per mmBtu remain substantially less than the mmBtu price of coal. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit's operating cycle, as discussed below. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2003. Coal has a significantly lower cost per mmBtu than natural gas and oil. KCP&L's procurement strategies continue to provide delivered coal costs below the regional average. The cost per mwh for purchased power is still significantly higher than the fuel cost per mwh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Montrose Unit No. 3, a 176-mw unit, returned to service at the end of the third quarter 2002 following a forced outage due to damage to the turbine blades in the combined high and intermediate pressure section of the turbine. Additional maintenance including replacing blades in the low pressure section of the turbine to mitigate a long outage in the next few years and maintenance originally scheduled for October was also completed during the three-month outage. The unanticipated outage costs were approximately $4.3 million of capital expenditures, $0.9 million in additional operations and maintenance expense and $4.0 million in net fuel and purchased power expense in 2002. These amounts do not reflect the $1.0 million expected to be recovered from insurance.

Consolidated KCP&L Other Operating Expenses
KCP&L's other operating expenses increased $15.8 million for the three months ended September 30, 2002, compared to the same period of 2001 primarily due to increased administrative and general expenses including a $4.3 million increase in pension expense, a $5.6 million increase in other employee-related costs, and increased legal and injuries and damages expenses. KCP&L's other operating expenses increased $36.2 million year to date September 30, 2002, compared to the same period of 2001 primarily due to expensing $16.5 million for the Kansas jurisdictional portion of the January ice storm and increased administrative and general expenses including a $12.3 million increase in pension expense, a $2.5 million increase in other employee-related costs, and increased legal and injuries and damages expenses. The increased pension expense for both periods is mostly due to a significant decline in the market value of plan assets at the end of the plan's year, September 30, 2001.

HSS's other expenses decreased $9.5 million year to date September 30, 2002, compared to the same periods of 2001 due to the closure of some locations and the implementation of cost saving strategies at RSAE.

Consolidated KCP&L Depreciation
Consolidated KCP&L's depreciation expense increased $2.2 million for the three months ended and $8.2 million year to date September 30, 2002, compared to the same periods of 2001, primarily due to increased capital additions relating to Hawthorn No. 5, which was returned to service in 2001, and the purchase of the previously leased Hawthorn No. 6 turbine at the end of the third quarter of 2001.

Consolidated KCP&L Interest Charges
Consolidated KCP&L's interest charges decreased $1.5 million for the three months ended and increased $1.1 million year to date September 30, 2002, compared to the same periods of 2001. A portion of the proceeds from long-term debt issuances have been used to pay down short-term debt.

Long-term debt interest expense
KCP&L's long-term debt interest expense increased $1.7 million for the three months ended and $1.0 million year to date September 30, 2002, compared to 2001, primarily due to higher average levels of long-term debt outstanding. Year to date, lower average rates on variable rate debt partially offset the higher average levels of long-term debt. The higher average levels of long-term debt primarily reflect the issuances of $375.0 million of unsecured, fixed-rate senior notes partially offset by $257.0 million of scheduled debt repayments since September 30, 2001.

Short-term debt interest expense
KCP&L's short-term debt interest expense decreased $2.1 million for the three months ended and $6.6 million year to date September 30, 2002, compared to the same periods of 2001. Average interest rates are down more than 50% and average levels of outstanding commercial paper are down more than 70% for the 2002 periods compared to the same periods of 2001. KCP&L had $29.6 million of commercial paper outstanding at September 30, 2002, and $193.2 million of commercial paper outstanding at September 30, 2001.

Capitalized interest
Allowance for borrowed funds used during construction decreased $7.7 million year to date September 30, 2002, compared to the same periods of 2001 because of decreased construction work in progress primarily due to the return to service of Hawthorn No. 5 in 2001.

Wolf Creek
Wolf Creek, a nuclear generating station, represents about 15% of KCP&L's generating capacity. The plant's operating performance has remained strong over the last three years, contributing an average of 27% of KCP&L's annual mwh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per mmBtu of any of KCP&L's generating units.

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

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services for a management fee by purchasing electricity and reselling it to retail customers in several deregulated electricity markets, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas. As part of its process of managing electricity portfolios for retail customers, Strategic Energy occasionally sells unsold power back into the wholesale market. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. During the first three quarters of 2002, power supply coordination services provided to retail customers accounted for substantially all of Strategic Energy's operating income.

In the first quarter of 2001, KLT Energy Services exchanged its ownership of $4.7 million of preferred stock in another energy service company for additional ownership in Strategic Energy. This transaction increased KLT Energy Services' ownership of Strategic Energy from 72% to 83%. As of September 30, 2002, KLT Energy Services has invested $17.0 million in cash and securities to acquire its 83% ownership position.

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

Strategic Energy currently provides power supply coordination services on behalf of approximately 29,100 commercial, institutional and small manufacturing accounts. Strategic Energy's customer base is very diverse. Customers include numerous Fortune 500 companies, school districts, and governmental entities. Based on current signed contracts and expected usage, Strategic Energy forecasts a peak load of 2,560 megawatts in 2002. The largest concentration of the forecasted load, 959 megawatts, is in California. The largest customer of the forecasted peak load, 199 megawatts, is a retail grocery chain. Strategic Energy enters into full-requirements contracts (usually one to five years in duration) with customers to supply electricity and manage their energy needs. In return, Strategic Energy receives an ongoing management fee which is included in the contracted price for the electricity. Based on current signed contracts and expected usage, Strategic Energy anticipates future mwh sales of 3.3 million for the remainder of 2002 and 10.4 million, 6.9 million, 4.5 million and 1.2 million for the years 2003 through 2006, respectively.

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

At September 30, 2002, Strategic Energy had entered into forward contracts with multiple suppliers. Should the supplier default and not deliver, Strategic Energy would be exposed to market fluctuations, and possible losses to the extent that the then current market price was higher than the fixed forward contract price. Strategic Energy monitors this risk by evaluating the credit quality and performance of its suppliers on a routine basis as part of its risk management policy and practices. At September 30, 2002, Strategic Energy's five largest suppliers under forward supply contracts represented 77% of the total future committed purchases. Based on current wholesale electricity market prices, management believes that replacement power could be obtained without a significant impact on Strategic Energy's results of operations in the event of a default by a major supplier.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy's policy is to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income (loss). At September 30, 2002, the accumulated comprehensive loss, net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statement of capitalization included a $4.5 million loss related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate incurring the losses represented in comprehensive income.

During the third quarter of 2002, FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. All public utilities that own, control or operate interstate transmission facilities would be required to become an independent transmission provider, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. Strategic

Energy is in the process of evaluating the impact of the proposed rulemaking on its operations and providing comments on the proposed rulemaking to FERC.

Strategic Energy Results of Operations

The following table summarizes Strategic Energy's comparative results of operations.


                                         Three Months Ended                Year to Date
                                            September 30                   September 30
                                        2002          2001              2002          2001
                                                            (millions)
Operating revenues                    $ 233.1       $ 137.0           $ 580.7       $ 283.0
Purchased power                        (205.4)       (109.4)           (506.3)       (218.5)
Revenues, net of
    purchased power                      27.7          27.6              74.4          64.5
Other operating expenses                (10.8)         (6.7)            (26.0)        (29.8)
Depreciation                             (0.2)         (0.1)             (0.6)         (0.2)
  Operating income                       16.7          20.8              47.8          34.5
Non-operating income (expenses)          (2.7)         (3.7)             (7.9)         (4.9)
Interest charges                         (0.1)            -              (0.3)         (0.1)
Income taxes                             (7.2)         (7.1)            (17.8)        (12.2)
Net income                            $   6.7       $  10.0           $  21.8       $  17.3

Strategic Energy's net income increased $6.0 million for the three months ended and $19.0 million year to date September 30, 2002, compared to the same periods of 2001, excluding earnings during the three months ended and year to date September 30, 2001, of $9.3 million and $14.5 million, respectively, resulting from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. The increased net income for the three months ended and year to date is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts, partially offset by increased labor and benefits as well as other general and administrative expenses.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $96.1 million for the three months ended and $297.7 million year to date September 30, 2002, compared to the same periods of 2001. The following table reflects the operating revenues of Strategic Energy for the three months ended and year to date September 30, 2002 and 2001.


                                  Three Months Ended                          Year to Date
                                     September 30          %                  September 30          %
                                  2002          2001     Change             2002          2001    Change
                                      (millions)                                (millions)
Electric - Retail               $ 225.1       $ 101.6     122 %           $ 558.2       $ 194.8     187 %
Electric - Wholesale                7.7          35.3     (78)%              21.6          72.6     (70)%
Gas and other                       0.3           0.1     200 %               0.9          15.6     (94)%
Total Operating Revenues        $ 233.1       $ 137.0      70 %           $ 580.7       $ 283.0     105 %

Strategic Energy currently serves approximately 29,100 commercial and small manufacturing accounts, compared to about 15,000 accounts at September 30, 2001. Strategic Energy added approximately 1,600 accounts during the third quarter of 2002 for a total of approximately 9,600 accounts added since the beginning of 2002.

Retail electric revenues increased $123.5 million for the three months ended September 30, 2002, compared to the same period of 2001, primarily due to an increase in retail mwh sales, partially offset by a decrease in average retail revenues per mwh. Retail mwh's sold increased 155% to 3,386,750 for the three months ended September 30, 2002, compared to the same period in 2001. Several factors contributed to the decrease in the average retail revenues per mwh, including, the mix in the underlying price of the commodity, the nature and type of products offered and the markets participated in. Retail electric revenues increased $363.4 million year to date September 30, 2002, compared to the same period of 2001, primarily due to a 194% increase in retail mwh sales to 8,566,975.

Wholesale electric revenues decreased $27.6 million for the three months ended and $51.0 million year to date September 30, 2002, compared to the same periods of 2001. The decline in wholesale electric revenues was primarily due to large block sales of power during 2001 purchased from one supplier under very favorable wholesale contracts that expired at the end of 2001.

Strategic Energy provides periodic billing credits to its customers resulting from favorable experience in its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of electricity energy sales when determined to be payable.

During the third quarter of 2001, Strategic Energy began to phase out its natural gas retail supply service, which was completely phased out during the fourth quarter of 2001. This is the primary reason for the decrease in gas and other sales revenues for year to date September 30, 2002, compared to the same period of 2001.

Strategic Energy Purchased Power
Purchased power increased $96.0 million for the three months ended and $287.8 million year to date September 30, 2002, compared to the same periods of 2001, primarily due to the increase in electric sales as discussed above, partially offset by a decrease in the average cost per mwh purchased for retail sales. Purchased power expense as a percentage of electric sales revenue increased for both the three months ended and year to date September 30, 2002, compared to the same periods of 2001, primarily due to purchases of power from one supplier during 2001 under very favorable wholesale contracts that expired at the end of 2001.

Strategic Energy Other Operating Expenses
Strategic Energy has experienced increased labor and benefits as well as other general and administrative expenses during 2002, following the growth in retail electric sales, expansion into new markets and increased fuel management and consulting activities. As a result, other operating expenses increased $4.1 million for the three months ended September 30, 2002, compared to the same period of 2001. Other operating expenses year to date September 30, 2001, include the cost of commercial gas sales of about $14.9 million, from Strategic Energy's natural gas retail supply service which was phased out by the end of 2001. As a result, year to date September 30, 2002, other operating expenses decreased $3.8 million, compared to the same period of 2001. Other operating expenses (excluding the cost of commercial gas sales) increased $11.1 million year to date September 30, 2002, compared to the same period of 2001, primarily due to increased labor and benefits as well as other general and administrative expenses during 2002, as discussed above.

Strategic Energy Non-operating Income (Expenses)
Non-operating income (expenses) includes non-operating income less minority interest expense and non-operating expenses. For the three months ended September 30, 2002, compared to the same period of 2001, non-operating income (expenses) decreased $1.0 million primarily due to a decrease in minority interest expense, which represents the share of Strategic Energy's net income not attributable to KLT Energy Services' indirect ownership interest in Strategic Energy. Non-operating income (expenses) increased $3.0 million year to date September 30, 2002, compared to the same period of

2001, primarily due to a gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001 and an increase year to date September 30, 2002, of $1.9 million in minority interest expense.

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

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 254,000 undeveloped acres. The development of this acreage is in accordance with KLT Gas' exploration plan and capital budget. KLT Gas has revised its capital expenditure estimates, based on changes in market conditions to approximately $4 million for the remainder of 2002 and $30 million, $40 million and $34 million for the years 2003 through 2005, respectively. The timing of the development may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions. During the third quarter of 2002, KLT Gas began the pilot phase of a new prospect in Colorado and continued pilot development at a Powder River Basin project and two additional projects in the Rocky Mountain region. KLT Gas continued production at its South Texas property.

KLT Gas Results of Operations
The following table summarizes KLT Gas' comparative results of operations.


                                         Three Months Ended                Year to Date
                                            September 30                   September 30
                                        2002          2001              2002          2001
                                                            (millions)
Operating revenues                    $   0.5       $  (0.5)          $   0.6       $   1.4
Other operating expenses                 (2.4)         (2.3)             (7.4)         (8.3)
Depreciation and depletion               (0.3)         (0.4)             (0.7)         (1.4)
Gain (loss) on property                     -           0.6              (0.2)         21.5
  Operating income (loss)                (2.2)         (2.6)             (7.7)         13.2
Income from equity investments              -             -                 -           1.0
Non-operating income                        -           0.2               0.3           0.2
Interest charges                         (0.1)            -              (0.1)            -
Income taxes                              2.6           2.7               7.4          (0.8)
Net income (loss)                     $   0.3       $   0.3           $  (0.1)      $  13.6

KLT Gas is currently developing gas properties following its most recent sale of property during the second quarter of 2001. Year to date September 30, 2001, net income included KLT Gas' second quarter 2001 Patrick KLT Gas, LLC, sale which resulted in a $20.1 million before tax gain ($12.0 million after tax).

KLT Gas Operating Revenues
Operating revenues increased $1.0 million for the three months ended September 30, 2002, compared to the same period of 2001, primarily due to the effect of gas hedging activities during the third quarter of 2001. Operating revenues decreased $0.8 million year to date September 30, 2002, compared to the same period of 2001, primarily due to declining production at KLT Gas' South Texas property during 2002, partially offset by the effect of gas hedging activities during 2001.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $1.3 million and $4.1 million for the three months ended and year to date September 30, 2002, respectively, compared to $1.7 million and $5.1 million for the three months ended and year to date September 30, 2001, respectively. The law that allows these credits will expire at the end of 2002 unless extended by legislation.

Other Non Regulated Activities

Investments in Affordable Housing Limited Partnerships - KLT Investments
At September 30, 2002, KLT Investments had $69.6 million in affordable housing limited partnerships. About 66% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2008. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $44.2 million exceed this 5% level but were made before May 19, 1995. KLT Investments' management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.8 million in the three months ended September 30, 2002, bringing the year to date reductions to $8.9 million. KLT Investments estimates that additional reductions in affordable housing investments, primarily as a result of ongoing utilization of tax credits, will be minimal for the remainder of 2002. Projected annual reductions of the carrying value for the years 2003 through 2006 total $14 million, $6 million, $7 million and $6 million, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the next five years.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $4.7 million and $14.3 million for the three months ended and year to date September 30, 2002, respectively, compared to $4.8 million and $14.4 million for the three months ended and year to date September 30, 2001, respectively.

DTI Bankruptcy Update
On December 31, 2001, a subsidiary of KLT Telecom, DTI filed voluntary petitions for bankruptcy. DTI's reorganization under Chapter 11 of the U.S. Bankruptcy Code continues in process. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million DIP financing to be provided by KLT Telecom. As of September 30, 2002, none of the DIP financing has been borrowed by DTI. As a result of DTI's filing for bankruptcy protection and KLT Telecom's ensuing loss of control, KLT Telecom has not included in its results for the three months ended and year to date September 30, 2002, the ongoing earnings or loss incurred by DTI. KLT Telecom's results for the three months ended September 30, 2001, reflected DTI losses of $10.1 million and its results year to date September 30, 2001, reflected DTI losses of $24.0 million, excluding the early extinguishment of debt.

Other Consolidated Discussion

Significant Balance Sheet Changes
    (September 30, 2002 compared to December 31, 2001)
o Great Plains Energy's receivables increased $81.9 million primarily due to a $62.2 million increase in Strategic Energy's receivables as a result of the strong growth in its power supply coordination services and a $30.1 million increase in consolidated KCP&L's receivables. Consolidated KCP&L's receivables increased primarily due to a $25.5 million increase in KCP&L's receivables resulting from the seasonal nature of the utility business.
o Great Plains Energy's affordable housing limited partnerships decreased $11.5 million primarily due to a reduction in the valuation of the properties held by KLT Investments, Inc.
o Great Plains Energy's and consolidated KCP&L's regulatory assets increased $15.3 million primarily due to deferral of $20.1 million of the January ice storm costs applicable to KCP&L's Missouri customers partially offset by scheduled amortization of the assets.
o Great Plains Energy's notes payable increased $21.2 million due to increased borrowings by Great Plains Energy of $18.0 million on its short-term credit facility for the KCP&L equity infusion and general corporate purposes and a $3.2 million increase in consolidated KCP&L's notes payable. Consolidated KCP&L's notes payable increased due to additional borrowing by RSAE on its short-term credit facility for general corporate purposes.
o Great Plains Energy's and consolidated KCP&L's commercial paper decreased $32.4 million primarily due to KCP&L paying down commercial paper with cash flow from operations.
o Great Plains Energy's current maturities of long-term debt decreased $209.4 million primarily due to a $207.1 million decrease in consolidated KCP&L's current maturities of long-term debt. Consolidated KCP&L's decrease is primarily due to refinancing $200.0 million of maturing KCP&L medium-term notes with the issuance of KCP&L unsecured senior notes and a $27.0 million decrease due to KCP&L retiring medium-term notes partially offset by a $20.0 million increase in the current portion of KCP&L's medium-term notes.
o Great Plains Energy's and consolidated KCP&L's EIRR bonds classified as current decreased $146.5 million due to the remarketing of the series 1998 A, B and D bonds for a five-year period ending October 1, 2007.
o Great Plains Energy's accounts payable decreased $3.0 million primarily due to a $47.5 million increase in Strategic Energy's accounts payable as a result of the strong growth in its power supply coordination services, mostly offset by a $44.4 million decrease in consolidated KCP&L's accounts payable and a $5.8 million decrease in KLT Gas' accounts payable. Consolidated KCP&L's accounts payable decreased primarily due to the timing of KCP&L's cash payments.
o Great Plains Energy's combined accrued taxes and current income tax increased $57.8 million to a liability of $41.1 million primarily due to a $62.8 million increase in consolidated KCP&L's accrued income tax. Consolidated KCP&L's accrued income tax increase primarily due to a

    $41.8 million increase in accrued income tax and a $22.5 million increase in property taxes due to the timing of tax payments.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries or proceeds from the sale of its securities.

Great Plains Energy's liquid resources at September 30, 2002, included cash flows from operations of subsidiaries and $209.4 million of unused bank lines of credit. The unused lines consisted of $96.4 million from KCP&L's short-term bank lines of credit, $30.0 million from Strategic Energy's bank line of credit, and $83.0 million from Great Plains Energy's revolving credit facilities.

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

During the third quarter of 2002, Strategic Energy increased its bank line of credit to $30 million from $10 million. The line of credit contains a MAC clause. This agreement requires Strategic Energy to represent, prior to receiving any funding, that no MAC has occurred.

KCP&L's primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $126.0 million with six banks (as of September 30, 2002). KCP&L uses these lines to provide support for its issuance of commercial paper, $29.6 million of which was outstanding at September 30, 2002. During October 2002, KCP&L repaid the $29.6 million. These bank facilities are each for a 364-day term and mature at various times throughout the year. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two agreements require KCP&L to represent, prior to receiving any funding, that no MAC has occurred. KCP&L's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale.

Great Plains Energy has agreements with KLT Investments Inc., a wholly owned subsidiary of KLT Inc., associated with notes KLT Investments Inc. issued to acquire its affordable housing investments. Prior to forming Great Plains Energy, KCP&L had these agreements. Great Plains Energy agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments Inc., or withdrawing amounts from KLT Investments Inc. if the withdrawals would result in KLT Investments Inc. to not be in compliance with minimum net worth and cash balance requirements. The amendment also gives KLT Investments Inc.'s lenders the right to have KLT Investments Inc. repurchase the notes if Great Plains Energy's senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L's stock. At September 30, 2002, KLT Investments Inc. had $20.3 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L maintains its common equity at not less than 35 percent of total capitalization. Additionally, Great Plains Energy maintains its consolidated common equity at no less than 30 percent of total consolidated capitalization.

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

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities year to date September 30, 2002. The increase for Great Plains Energy and consolidated KCP&L over the same period of 2001 is attributable to changes in working capital detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Year to date September 30, 2002, utility capital expenditures decreased $55.0 million and allowance for borrowed funds used during construction decreased $7.7 million, compared to 2001, primarily due to the 2001 completion of the rebuild of Hawthorn No. 5. The decrease was partially offset by $14.7 million of capital expenditures as a result of the January 2002 ice storm. Cash used for purchases of investments and nonutility property year to date September 30, 2002, compared to the same period of 2001, decreased primarily reflecting KLT Telecom's 2001 investments in DTI and DTI's 2001 purchases of telecommunications property.

Cash from Great Plains Energy and consolidated KCP&L financing activities decreased year to date September 30, 2002, compared to the same period of 2001, primarily because of the net changes in short-term borrowings. Additionally, long-term debt issuances, net of repayments decreased $49.5 million for Great Plains Energy and $38.7 million for consolidated KCP&L. These decreases reflect decreased investing activities in utility capital expenditures, nonutility property and investments discussed above.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity) and dividends with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of mwh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds needed to retire the $394.8 million of Great Plains Energy's maturing long-term debt through the year 2006, which includes $375.5 million of consolidated KCP&L's maturing long-term debt, are expected to be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

In March 2002, KCP&L issued $225 million of 6.0% unsecured senior notes, maturing in 2007, through a private placement. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes. KCP&L, pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, filed an S-4 registration statement offering to exchange up to $225 million of 6.0% unsecured senior notes, maturing in 2007, registered under the Securities Act for the $225 million privately placed notes. The registration statement became effective during the third quarter. All of the privately place notes were exchanged.

Great Plains Energy filed an S-3 registration statement for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. The registration statement became effective in November 2002. Great Plains Energy expects to issue additional common equity. However, the timing and amount of this transaction are dependent on a number of factors, including overall and sector-specific equity market conditions.

KCP&L maintains defined benefit pension plans. Under the terms of its pension plans, KCP&L reserves the right to amend or terminate the plans and, from time to time benefits have changed. Our policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of ERISA. No contributions to the plans were necessary in 2002 or 2001.

Due to sharp declines in the debt and equity markets since the third quarter of 2000, the value of assets held in the trusts to satisfy the obligations of pension plans has decreased significantly. As a result, under minimum funding requirements of ERISA, we may be required to fund additional amounts to the plan trusts in future years. KCP&L will be required to fund approximately $7 million in 2003 based on funding requirements for the 2001-2002 plan year.

Participants in the plan may request a lump-sum cash payment upon the termination of their employment, which may result in increased cash requirements from pension plan assets. KCP&L may be required to accelerate future funding to the pension plans as a result of these increased cash requirements.

Supplemental Capital Requirements and Liquidity Information Update
Great Plains Energy's other long-term contractual cash obligations, net, have increased approximately 35% since December 31, 2001. The increase is primarily for new Strategic Energy purchased power contracts in the years 2003 through 2006 supporting the growth in their power supply coordination services.

As part of normal business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended business purposes.

FASB issued an exposure draft of a proposed interpretation, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, during the second quarter of 2002. The final interpretation is expected to be issued in the fourth quarter of 2002 and take effect beginning January 1, 2003. For guarantees issued after December 31, 2002, the interpretation would require the Company to record a liability for the fair value of the obligation it has undertaken in issuing the guarantees. Additionally, specific disclosures about obligations under guarantees would be required. Until the final interpretation is issued, the Company cannot complete the quantification of the effects of the interpretation on the Company's financial condition and results of operation.

The Company's guarantees in total are $257.7 million at September 30, 2002, relatively unchanged from December 31, 2001. However, year to date 2002, approximately $142.4 million of KLT Inc.'s guarantees related to Strategic Energy have been replaced by Great Plains Energy guarantees. There was also an increase to $25 million from $22 million at December 31, 2001, in RSAE's line of credit with a commercial bank, which Great Plains Energy supports through an agreement that ensures adequate capital to operate.

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

Critical Accounting Policies Update
KCP&L is regulated and follows SFAS No. 71, "Accounting for Certain Types of Regulation", which applies to regulated entities with rates that are designed to recover the costs of providing service. Accordingly, KCP&L defers on the balance sheet items when allowed by a commission's rate order or when it is probable, based on regulatory past practices, that future rates will recover the amortization of the deferred costs. If SFAS No. 71 were not applicable, regulatory assets would be written off. At September 30, 2002, KCP&L had $139.7 million of unamortized regulatory assets including storm costs discussed below.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri impact of the storm, through January 2007. The amortization began in September 2002 and is expected to be approximately $1.5 million in 2002 and approximately $4.6 million annually for the remainder of the amortization period.

The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year. Any future impairment of goodwill would be reflected in continuing operations.

Strategic Energy's initial valuation has been completed and there was no impairment of the $14 million of goodwill. In accordance with SFAS No. 142, the Company completed its initial impairment test of RSAE during the second quarter of 2002 and recorded a $3.0 million write-down of goodwill. The goodwill write-down is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle. As a result, year to date September 30, 2002, Great Plains Energy net income reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle. Ongoing annual impairment tests are required by SFAS No. 142. RSAE and Strategic Energy completed this test in September and no additional write-down was necessary. At September 30, 2002, RSAE had $20 million of unamortized goodwill.

In the third quarter, the U.S. District Court Judge presiding over the Central Interstate Compact Commission's federal "bad faith" lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska. He rendered a judgment in the amount of

$151.4 million against the state. The state has appealed this decision. Based on the favorable outcome of this trial, in KCP&L's opinion, there is a greater possibility of reversing the state's license denial once the decision in this case is final. KCP&L's investment in the Central States Compact at September 30, 2002, was $7.4 million.

KCP&L's reported costs of providing non-contributory defined pension benefits are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience.

Pension costs, are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plan, earnings on plan assets and plan amendments. In addition, pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pensions costs. In the 2002 actuarial valuation currently in process, the Company expects to decrease its discount rate from 7.25% in 2001 to 6.75% in 2002, and anticipates the assumed long term return on plan assets will remain unchanged at 9.0%.

In accordance with SFAS No. 87, Employers' Accounting for Pensions, changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement, but generally gains and losses are recognized by KCP&L by amortizing over a five-year period the rolling five-year average of unamortized gains and losses. Year to date September 30, 2002, KCP&L recorded non-cash expense of approximately $3.9 million and recorded non-cash income of $8.4 million year to date September 30, 2001. The recorded non-cash annual expense for 2003 is expected to be approximately $19 million.

KCP&L's pension plan assets are primarily made up of equity and fixed income investments. Fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. The market value of the Company's plan assets has been affected by sharp declines in equity markets since the third quarter of 2000. During 2001, plan assets lost value of approximately $112 million. The plan continued to experience losses in 2002, with losses through September 30, 2002, totaling approximately $32 million. As a result of our plan asset return experience, at December 31, 2002, the Company could be required to increase the additional minimum liability as prescribed by SFAS No. 87. The liability would be recorded as a reduction to common equity through a charge to OCI, and would not affect net income for 2002. Excluding the WCNOC pension plan (plan year ends November
30), the Company anticipates a charge to OCI in the fourth quarter of 2002 of approximately $26 million. The OCI would be restored through common equity in future periods to the extent the fair value of trust assets exceeds the accumulated benefit obligation adjusted for the prepaid (accrued) benefit costs.

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, interim period disclosures should be read in connection with the quantitative and qualitative disclosures about market risk included in our 2001 combined annual report on Form 10-K. There have been no material changes in Great Plains Energy's or consolidated KCP&L's market risk since December 31, 2001.


ITEM 4.  CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer of Great Plains Energy and KCP&L have evaluated those companies' disclosure controls and procedures within 90 days of the filing of this quarterly report. Based on this evaluation, the chief executive officer and chief financial officer have concluded that the disclosure controls and procedures of those companies are functioning effectively to provide reasonable assurance that the information required to be disclosed by those companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes to Great Plains Energy's or KCP&L's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 3.  OTHER LEGAL PROCEEDINGS

DTI Chapter 11 Reorganization Proceedings.

Pending in the United States Bankruptcy Court for the Eastern District of Missouri (Bankruptcy Court) is the bankruptcy reorganization proceedings filed on December 31, 2001, by DTI and its Virginia subsidiary in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399. These proceedings have been consolidated for joint procedural administration. DTI is continuing to conduct its business operations while it restructures its financial obligations. KLT Telecom Inc. is a creditor in the proceedings. Timing of completion of the bankruptcy process has yet to be determined. During the first quarter of 2002, the bankruptcy court approved $5 million in DIP financing to be provided by KLT Telecom. As of September 30, 2002, none of the DIP financing has been borrowed by DTI.

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

ITEM 5.  OTHER INFORMATION

Rick Muench, vice president technical services of WCNOC, has been appointed President and Chief Executive Officer of WCNOC effective January 3, 2003. His predecessor, Otto Maynard, announced his retirement after 20 years of working at the Wolf Creek Nuclear Generating Station.

Lori Wright, Assistant Controller of Great Plains Energy and KCP&L, has been appointed Controller of those companies effective November 15, 2003. Her predecessor, Neil Roadman, will become a consultant to the companies and retire in 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         Great Plains Energy Incorporated

Exhibit No.

10.1.a. Guaranty issued by Great Plains Energy Incorporated in favor of PG&E Trading-Power, L.P., dated July 26, 2002.

12                Computation of Ratios of Earnings to Fixed Charges.

99.1.a. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Kansas City Power & Light Company

Exhibit No.

4.2.a.* Company Order and Officers' Certificate dated September 5, 2002, regarding the issuance of up to $225 million principal amount of 6.00% Senior Notes due 2007, Series B, registered under the Securities Act of 1933 for a like aggregate principal amount of 6.00% Senior Notes due 2007, Series A. (Exhibit 4(a) to Form 8-K dated September 5, 2002)

99.2.a. Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference and made a part hereof.

REPORTS ON FORM 8-K

         Great Plains Energy Incorporated

      Great Plains Energy Incorporated filed a report on Form 8-K dated
August 12, 2002, including the Statements under Oath of its Principal Executive Officer and Principal Financial Officer, submitted to the Securities and Exchange Commission pursuant to Order No. 4-460.

      Great Plains Energy Incorporated filed a report on Form 8-K dated August 26, 2002, including Great Plains Energy Incorporated's and Kansas City Power & Light Company's financial statements for the years ended December 31, 2001, 2000 and 1999 with a revised Note 9, "Segment and Related Information", containing reformatted segment information reflecting a revision in corporate business strategy.

         Kansas City Power & Light Company

      Kansas City Power & Light Company filed a report on Form 8-K dated August 26, 2002, including Great Plains Energy Incorporated's and Kansas City Power & Light Company's financial statements for the years ended December 31, 2001, 2000 and 1999 with a revised Note 9, "Segment and Related Information", containing reformatted segment information reflecting a revision in corporate business strategy.

      Kansas City Power & Light Company filed a report on Form 8-K dated September 5, 2002, regarding the commencement of an offer to exchange up to $225 million principal amount of 6.00% Senior Notes due 2007, Series B registered under the Securities Act of 1933 for a like aggregate principal amount of 6.00% Senior Notes due 2007, Series A, and including a Company Order and Officers' Certificate respecting the Series B notes to be exchanged upon consummation of the exchange offer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GREAT PLAINS ENERGY INCORPORATED

Dated:  November 13, 2002               By:  /s/Bernard J. Beaudoin
                                        (Bernard J. Beaudoin)
                                        (Chief Executive Officer)

Dated:  November 13, 2002               By:  /s/Neil Roadman
                                        (Neil Roadman)
                                        (Principal Accounting Officer)


                        KANSAS CITY POWER & LIGHT COMPANY

Dated:  November 13, 2002               By:  /s/Bernard J. Beaudoin
                                        (Bernard J. Beaudoin)
                                        (Chief Executive Officer)

Dated:  November 13, 2002               By:  /s/Neil Roadman
                                        (Neil Roadman)
                                        (Principal Accounting Officer)

                                  CERTIFICATION

I, Bernard J. Beaudoin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great Plains Energy Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                By: /s/Bernard J. Beaudoin
                                                Bernard J. Beaudoin
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Andrea F. Bielsker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Great Plains Energy Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                                   By: /s/Andrea F. Bielsker
                                                   Andrea F. Bielsker
                                                   Senior Vice President -
                                                   Finance, Chief Financial
                                                   Officer and Treasurer

                                  CERTIFICATION

I, Bernard J. Beaudoin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kansas City Power & Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                                By: /s/Bernard J. Beaudoin
                                                Bernard J. Beaudoin
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Andrea F. Bielsker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kansas City Power & Light Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002


                                                   By: /s/Andrea F. Bielsker
                                                   Andrea F. Bielsker
                                                   Senior Vice President -
                                                   Finance, Chief Financial
                                                   Officer and Treasurer