Form 10-K
period 2002-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2003-02-28
CIK 1143068, 54476

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       or

      [ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _______to_______

Commission        Registrant, State of Incorporation,        I.R.S. Employer
File Number          Address and Telephone Number         Identification Number

  0-33207          GREAT PLAINS ENERGY INCORPORATED            43-1916803
                       (A Missouri Corporation)
                          1201 Walnut Street
                      Kansas City, Missouri 64106
                            (816) 556-2200
                       www.greatplainsenergy.com

   1-707           KANSAS CITY POWER & LIGHT COMPANY           44-0308720
                       (A Missouri Corporation)
                          1201 Walnut Street
                      Kansas City, Missouri 64106
                            (816) 556-2200
                             www.kcpl.com

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
                                       Common Stock without par value


Securities registered pursuant to Section 12(g) of the Act.  None.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-3 of the Act.)
Great Plains Energy Incorporated Yes  X     No ___
Kansas City Power and Light Company Yes___    No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 28, 2002, was approximately $1,259,842,574. All of the common equity of Kansas City Power and Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 26, 2003, Great Plains Energy Incorporated had 69,189,049 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of Great Plains Energy Incorporated (based upon the closing price of its common stock on the New York Stock Exchange on February 26, 2003) was approximately $1,542,915,793. On February 26, 2003, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

                       Documents Incorporated by Reference
Portions of the 2003 Proxy Statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.



                                               TABLE OF CONTENTS
                                                                                             Page
                                                                                            Number
           Cautionary Statements Regarding Forward-Looking Information                         3

           Glossary of Terms                                                                   4

                                                       PART I

Item 1     Business                                                                            6

Item 2     Properties

Item 3     Legal Proceedings                                                                  18

Item 4     Submission of Matters to a Vote of Security Holders                                21

                                                       PART II

Item 5     Market for the Registrant's Common Equity and Related Stockholder Matters          21

Item 6     Selected Financial Data                                                            23

Item 7     Management's Discussion and Analysis of Financial Conditions
               and Results of Operation                                                       24

Item 7A    Quantitative and Qualitative Disclosures About Market Risks                        54

Item 8     Consolidated Financial Statements and Supplementary Data

               Great Plains Energy
                   Consolidated Statements of Income                                          56
                   Consolidated Balance Sheets                                                57
                   Consolidated Statements of Capitalization                                  58
                   Consolidated Statements of Cash Flows                                      59
                   Consolidated Statements of Comprehensive Income                            60
                   Consolidated Statements of Retained Earnings                               60

               Kansas City Power & Light Company
                   Consolidated Statements of Income                                          61
                   Consolidated Balance Sheets                                                62
                   Consolidated Statements of Capitalization                                  63
                   Consolidated Statements of Cash Flows                                      64
                   Consolidated Statements of Comprehensive Income                            65
                   Consolidated Statements of Retained Earnings                               65

               Great Plains Energy
               Kansas City Power & Light Company
                   Notes to Consolidated Financial Statements                                 66

Item 9     Changes in and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                      119
                                                       PART III

Item 10    Directors and Officers of the Registrants                                         119

Item 11    Executive Compensation                                                            121

Item 12    Security Ownership of Certain Beneficial Owners and Management                    127

Item 13    Certain Relationships and Related Transactions                                    127

Item 14    Controls and Procedures                                                           128

                                                       PART IV

Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  128

Great Plains Energy Incorporated and Kansas City Power & Light Company separately file this combined Annual Report on Form 10-K. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o future economic conditions in the regional, national and international markets
o market perception of the energy industry and the Company
o changes in business strategy, operations or development plans
o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the 35 Act
o adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o financial market conditions including, but not limited to, changes in interest rates
o ability to maintain current credit ratings
o availability and cost of capital
o inflation rates
o effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o impact of terrorist acts
o increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o ability to carry out marketing and sales plans
o weather conditions including weather-related damage
o cost and availability of fuel
o ability to achieve generation planning goals and the occurrence of unplanned generation outages
o delays in the anticipated in-service dates of additional generating capacity
o nuclear operations
o ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

                              GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym                             Definition

35 Act                                   Public Utility Holding Company Act of 1935
ABO                                      Accumulated Benefit Obligation
APB                                      Accounting Principles Board
ARB                                      Accounting Research Bulletin
Bracknell                                Bracknell Corporation
CO2                                      Carbon Dioxide
COLI                                     Corporate Owned Life Insurance
CellNet                                  CellNet Data Systems Inc.
Clean Air Act                            Clean Air Act Amendments of 1990
Compact                                  Central Interstate Low-Level Radioactive Waste Compact
Consolidated KCP&L                       KCP&L and its subsidiary HSS
DIP Loan                                 Debtor-in-Possession Financing
DOE                                      Department of Energy
DTI                                      DTI Holdings, Inc. and its subsidiaries Digital Teleport, Inc.
                                            and Digital Teleport of Virginia, Inc.
Digital Teleport                         Digital Teleport, Inc.
EIRR                                     Environmental Improvement Revenue Refunding
ELC                                      Environmental Lighting Concepts, Inc.
EPA                                      Environmental Protection Agency
EPS                                      Earnings per share
ERISA                                    Employee Retirement Income Security Act of 1974
FASB                                     Financial Accounting Standards Board
FERC                                     Federal Energy Regulatory Commission
GAAP                                     Generally Accepted Accounting Principles
GPP                                      Great Plains Power Incorporated, a wholly-owned subsidiary of Great Plains Energy
Great Plains Energy                      Great Plains Energy Incorporated
HSS                                      Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
Holdings                                 DTI Holdings, Inc.
IBEW                                     International Brotherhood of Electrical Workers
IEC                                      Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IRS                                      Internal Revenue Service
KCC                                      The State Corporation Commission of the State of Kansas
KCP&L                                    Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Gas                                  KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Energy Services                      KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Inc.                                 KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments                          KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
KLT Telecom                              KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc.
MAC                                      Material Adverse Change
MACT                                     Maximum Achievable Control Technology
MISO                                     Midwest Independent System Operator
MmBtu                                    Million British Thermal Units

MPSC                                     Missouri Public Service Commission
MW                                       Megawatt
MWh                                      Megawatt hour
NEIL                                     Nuclear Electric Insurance Limited
NERC                                     North American Electric Reliability Council
NOx                                      Nitrogen Oxide
NRC                                      Nuclear Regulatory Commission
OCI                                      Other Comprehensive Income
RSAE                                     R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO                                      Regional Transmission Organization
Reardon                                  Reardon Capital, L.L.C.
Receivables Company                      Kansas City Power & Light Receivables Company
SEC                                      Securities and Exchange Commission
SPP                                      Southwest Power Pool, Inc.
SFAS                                     Statement of Financial Accounting Standards
Strategic Energy                         Strategic Energy, L.L.C, a subsidiary of KLT Energy Services
WCNOC                                    Wolf Creek Nuclear Operating Corporation
Wolf Creek                               Wolf Creek Nuclear Operating Station
Worry Free                               Worry Free, a wholly-owned subsidiary of HSS

                                     PART I

ITEM 1.  BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants in this combined annual report. The terms "Great Plains Energy", "Company", "KCP&L" and "consolidated KCP&L" are used throughout this report. "Great Plains Energy" and the "Company" refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. "KCP&L" refers to Kansas City Power & Light Company, and "consolidated KCP&L" refers to KCP&L and its consolidated subsidiaries.

Great Plains Energy
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act). Through a corporate restructuring consummated on October 1, 2001, Great Plains Energy became the parent company and sole owner of the common stock of KCP&L. This restructuring was implemented through an agreement and plan of merger whereby KCP&L merged with a wholly-owned subsidiary of Great Plains Energy, with KCP&L continuing as the surviving company and wholly-owned subsidiary of Great Plains Energy. Each outstanding share of KCP&L stock was exchanged for a share of Great Plains Energy stock. As a result, Great Plains Energy replaced KCP&L as the listed entity on the New York Stock Exchange, with the trading symbol GXP. In connection with the reorganization, KCP&L transferred to Great Plains Energy its interest in two wholly-owned subsidiaries, KLT Inc. and Great Plains Power Incorporated (GPP).

Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy's primary direct subsidiaries are KCP&L and KLT Inc. KCP&L is described below. KLT Inc. is an investment company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas), DTI Holdings, Inc. (Holdings) and affordable housing limited partnerships. Strategic Energy provides power supply coordination services in several electricity markets offering retail choice. KLT Gas explores for, develops and produces unconventional natural gas resources, including coalbed methane properties. Holdings, through its subsidiaries, provides telecommunications access and connectivity to secondary and tertiary markets. Holdings and its subsidiaries are currently in bankruptcy: for further information see Item 3.

Consolidated Kansas City Power & Light Company
KCP&L, a Missouri corporation incorporated in 1922, is an integrated electric utility company serving retail customers in the states of Missouri and Kansas. KCP&L has one wholly-owned subsidiary, Home Service Solutions Inc. (HSS). HSS provides energy-related services to residential and commercial customers through its subsidiaries.

Recent Developments
In November 2002, Great Plains Energy increased it ownership interest in Strategic Energy from 83% to 89% for $15.1 million in stock and notes. See Note 9 to the consolidated financial statements.

In December 2001, Holdings and its two subsidiaries filed voluntary petitions for reorganization under the bankruptcy code. See Note 19 to the consolidated financial statements for additional discussion of these bankruptcy proceedings.

Business Segments of Great Plains Energy and KCP&L
Consolidated KCP&L's sole reportable business segment is KCP&L. Great Plains Energy, through its direct and indirect subsidiaries, has three reportable business segments: KCP&L, Strategic Energy and KLT Gas.

For information regarding the revenues, income and assets attributable to the Company's reportable business segments, see Note 13 to the consolidated financial statements, which is incorporated by reference. Comparative financial information and discussion regarding the Company's and KCP&L's reportable business segments can be found in Management's Discussion and Analysis starting on page 24.

Regulation - General
Great Plains Energy and its subsidiaries are subject to SEC regulations, including the 35 Act, on matters such as the structure of utility systems, transactions among affiliates, acquisitions, business combinations, the issuance and sale of securities, and engaging in business activities not directly related to the utility or energy business. Consistent with the requirements under the 35 Act, Great Plains Energy plans to form a service company in early 2003. Unless specifically exempted, the Company is required to submit reports providing detailed information concerning the organization, financial structure, and operations of Great Plains Energy and its subsidiaries. Several proposals regarding the 35 Act have been introduced in Congress in the past few years; however, the prospects for legislative reform or repeal are highly uncertain at this time.

Other regulatory matters affecting KCP&L, Strategic Energy and KLT Gas are described later in this Item 1 in the discussion on each of these reportable business segments.

Capital Program and Financing
For information on the Company's and KCP&L's capital program and financial needs, see Management's Discussion and Analysis, Capital Requirements and Liquidity section on page 46 and Notes 14 and 15 to the consolidated financial statements.

KCP&L
KCP&L, headquartered in downtown Kansas City, Missouri, engages in the generation, transmission, distribution and sale of electricity. KCP&L has approximately 485,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas. Customers included over 425,000 residences, almost 55,000 commercial firms, and almost 2,500 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged 91% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its revenues recorded in the third quarter. KCP&L's total electric revenues accounted for approximately 54%, 66% and 85% of Great Plains Energy's consolidated revenues in 2002, 2001 and 2000, respectively.

Regulation
KCP&L is regulated by the Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L is classified as a public utility under the Federal Power Act, and accordingly is subject to regulation by the Federal Energy Regulatory Commission
(FERC). By virtue of its 47% ownership interest in Wolf Creek Nuclear Operating Station (Wolf Creek), KCP&L is subject to regulation not common to fossil generating units. Operation of nuclear plants is intensively regulated by the Nuclear Regulatory Commission (NRC), which has broad power to impose licensing and safety-related requirements. KCP&L is also subject to the jurisdiction of the SEC under the 35 Act, as described above.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allowed KCP&L to defer and amortize $20.1 million, representing the Missouri impact of the storm, through January 2007. In October 2002, the Staff of the MPSC concluded a review of the Missouri jurisdictional earnings for KCP&L and determined that the current rate levels did not warrant further action. Missouri jurisdictional retail revenues averaged 58% of KCP&L's total retail revenue over the last three years.

In the second quarter of 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under the stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.5 million expense for the Kansas jurisdictional portion of the storm costs and to reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of Wolf Creek using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006. In December 2002, the KCC approved tariffs implementing the stipulation and agreement, which resulted in a reduction of $12.4 million in annual Kansas retail revenues, effective January 1, 2003. Kansas jurisdictional retail revenues averaged 42% of KCP&L's total retail revenue over the last three years.

Under the FERC Order 2000, "Regional Transmission Organizations" (FERC Order
2000), KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. During the first quarter of 2002, the Southwest Power Pool (SPP) and the Midwest Independent System Operator (MISO) voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. KCP&L is a member of the SPP. The consolidation is expected to be completed during the second quarter of 2003 and has received FERC approval. The FERC has already approved an RTO proposal submitted by the MISO. Additionally, regulatory approvals would have to be received from the MPSC and the KCC prior to KCP&L's participation in an RTO. During 2003, KCP&L expects to make filings with the MPSC and KCC seeking permission to participate in the RTO resulting from the merger of SPP and MISO. During February 2003, KCP&L submitted to MISO a conditional application to joining the RTO resulting from the merger of SPP and MISO.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. All public utilities that own, control or operate interstate transmission facilities would be required to become independent transmission providers, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. The FERC has recently announced that it will issue a white paper on Standard Electricity Market Design in April 2003 and accept comments on that paper before issuing a final rule, which is now expected in the third or fourth quarter of 2003. KCP&L believes its participation in the RTO resulting from the merger of SPP and MISO would fulfill the majority of the requirements of this proposed rulemaking.

Competition
For years the electric industry was relatively stable, characterized by vertically integrated electric companies. During recent years however, federal and state developments aimed at promoting competition resulted in much industry restructuring. The industry is moving from a fully regulated industry, comprised of integrated companies that combine generation, transmission and distribution, to an industry comprised of competitive wholesale generation markets with continuing regulation of transmission and distribution. However, the pace of restructuring has slowed significantly due primarily to public and governmental reactions to issues associated with deregulation efforts in California and the collapse of its wholesale electric energy market.

At the federal level, the FERC remains committed to the development of wholesale generation markets. Although its proposal for the development of RTOs to facilitate markets has been delayed, it has undertaken an initiative to standardize wholesale markets in the United States. At the state level, concerns raised by the California experiences have stalled new retail competition initiatives and slowed the separation of generation from regulated transmission and distribution assets. As changes in the retail and wholesale markets have occurred, regulators and legislators in different jurisdictions have not coordinated these changes. In some cases, actions by one jurisdiction may conflict with actions by another, creating potentially incompatible obligations for public utilities. Management believes the transition to competition will continue, although at a slower pace, particularly at the state level. To date, Missouri and Kansas have not proposed legislation authorizing retail choice.

Management believes it is too early to predict what the ultimate timing or effects of changes in the energy industry will be, or how potentially incompatible regulatory obligations will be resolved. Restructuring issues are complex and are continually affected by events at the federal and state levels. However, these changes may result in fundamental alterations in the way traditional integrated utilities like KCP&L conduct business. Management also believes that competition for electric generation services has created new risks and uncertainties in the industry. The uncertainties include future prices of generation service in the wholesale and retail markets, supply and demand volatility, and changes in customer profiles that may impact margins on various electric service offerings. These uncertainties create additional risk for participants in the industry, including KCP&L, and may result in increased volatility in operating results.

If Missouri or Kansas were to pass legislation authorizing retail choice, KCP&L may no longer be able to apply regulated utility accounting principles to some, or all, of its operations and may be required to write off certain regulatory assets and liabilities. See Note 4 to the consolidated financial statements for additional information regarding regulatory assets and liabilities.

Power Supply
KCP&L is a member of the SPP reliability region. As one of the ten regional members of North American Electric Reliability Council (NERC), SPP is responsible for maintaining reliability in its area through coordination of planning and operations. As a member of the SPP, KCP&L must maintain a capacity margin of at least 12% of its projected peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements. The capacity margin insures the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

KCP&L's maximum system net hourly summer peak load of 3,374 megawatts (MW) occurred on August 28, 2000. The maximum winter peak load of 2,382 MW occurred on December 18, 2000.

During 2002, the winter peak load was 2,105 MW and the summer peak load was 3,335 MW. The projected peak summer demand for 2003 is 3,447 MW.

KCP&L's generation assets account for 97% of its 4,167 MW of projected 2003 capacity. The remainder of KCP&L's capacity requirements will be met by capacity purchases net of capacity sales. Additionally, KCP&L has adequate generation assets to provide service through 2004 and is currently evaluating various purchase and construction options to meet capacity and energy requirements through 2010.

The majority of KCP&L's rates do not contain an automatic fuel adjustment clause to recover or pass through fuel costs to customers without the delay required by a rate case. Consequently, to the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing or purchased power increased significantly after the expiration of the contracts described in this section, KCP&L's earnings may be adversely affected until the increases could be reflected in rates, which could be an extended period of time.

The principal sources of fuel for KCP&L's electric generation are coal and nuclear fuel. KCP&L expects to satisfy about 98% of its 2003 fuel requirements from these sources with the remainder provided by natural gas and oil. The actual 2002 and estimated 2003 fuel mix and delivered cost per megawatt hour
(MWh) generated are as follows:

                                                     Fuel cost (cents) per
                               Fuel Mix                net MWh generated
                       Estimated      Actual        Estimated        Actual
Fuel                     2003          2002            2003           2002
Coal                       75 %          75 %          0.92           0.92
Nuclear                    23            23            0.41           0.42
Other                       2             2            4.85           3.48
  Total Generation        100 %         100 %          0.89           0.86


During 2003, KCP&L's generating units, including jointly-owned units, are projected to burn approximately 11.7 million tons of coal. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 2003 through 2005, will satisfy approximately 95% of the projected coal requirements for 2003 and 55% for 2004 and 2005. The remainder of KCP&L's coal requirements will be fulfilled through additional contracts or spot market purchases. KCP&L has also entered into rail transportation contracts with various railroads for moving coal from Powder River Basin to its generating units. These contracts, with expiration dates ranging from 2005 through 2020, will provide transportation services for all of the coal KCP&L transports from Powder River Basin to its generating units.

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. In the first step, uranium concentrates are chemically converted to uranium hexafluoride, which is suitable for enrichment. During enrichment, the fissionable isotope of uranium contained in uranium hexafluoride is concentrated by removing a large part of the non-fissionable isotope resulting in enriched uranium hexafluoride suitable for further processing into nuclear fuel pellets. Finally, the enriched uranium hexafluoride is further processed into ceramic pellets, which are then encased in metal tubes and arranged into fuel assemblies in the fabrication process.

The owners of Wolf Creek have on hand or under contract 100% of their uranium and conversion needs for 2003 and 78% of the uranium and conversion needed for operation of Wolf Creek through

March 2008. The balance is expected to be obtained through the spot market and contract purchases. The owners also have under contract 100% of Wolf Creek's uranium enrichment needs for 2003 and 80% of the uranium enrichment required to operate Wolf Creek through March 2008. The balance of Wolf Creek's enrichment needs are expected to be obtained through spot market and contract purchases. Fabrication requirements are under contract through 2024.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the NRC license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated the development of low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Nebraska officials opposed the facility and Nebraska has given notice of its withdrawal from the Compact. Currently, the low-level waste from Wolf Creek is being processed and disposed of in other federally-approved sites. See Note 10 to the consolidated financial statements for additional information regarding low-level waste.

At times, KCP&L purchases power to meet the requirements of its customers. Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be significantly impacted during periods of excess demand. KCP&L purchased power, as a percent of MWh requirements, totaled 5%, 6%, and 11%, in 2002, 2001 and 2000, respectively.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

Certain Air Toxic Substances
In July 2000, the National Research Council published its findings of a study under the Clean Air Act Amendments of 1990 (Clean Air Act) which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the

Environmental Protection Agency (EPA) announced it would propose Maximum Achievable Control Technology (MACT) requirements by December 2003 to reduce mercury emissions and issue final rules by December 2004. Until the rules are proposed, KCP&L cannot predict the likelihood or compliance costs of such regulations.

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This decision denies all state, industry and environmental groups petitions for review and thus upheld as valid the EPA's new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA's actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA's decision-making authority. The court stated that the extensive records established for each rule supported the EPA's actions in both rulemakings.

This decision by the Appeals Court removed the last major hurdle to the EPA's implementation of stricter ambient air quality standards for ozone and fine particles. The EPA has not yet issued regulations incorporating the new standards. Until new regulations are issued, KCP&L is unable to estimate the impact of the new standards. However, the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

Nitrogen Oxide
The EPA announced in 1998 regulations implementing reductions in Nitrogen Oxide
(NOx) emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCP&L's Missouri coal-fired plants by the year 2003.

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

In February 2002, the EPA issued proposed Phase II NOx SIP Call regulation which specifically excludes the fossil plants in the western part of Missouri from the NOx SIP Call. To date, the EPA has not issued its final Phase II NOx SIP Call regulation. If fossil plants in western Missouri are required to implement NOx reductions, KCP&L would need to incur significant capital costs, purchase power or purchase NOx emission allowances. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

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

Clean Air Legislation
Congress has debated numerous bills that would make significant changes to the current federal Clean Air Act including potential establishment of nationwide limits on power plant emissions for several specific pollutants. These bills have the potential for a significant financial impact on KCP&L through the installation of new pollution control equipment to achieve compliance with the new nationwide limits. The financial consequences to KCP&L cannot be determined until the final legislation is passed. KCP&L will continue to monitor the progress of these bills.

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

Strategic Energy
Strategic Energy, an 89% indirect subsidiary of Great Plains Energy, provides power supply coordination services by entering into long-term contracts with its customers to supply electricity that Strategic Energy purchases under long-term contracts to manage its customers electricity needs. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Strategic Energy operates in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas. Strategic Energy is targeting expansion into two additional states in 2003, which would expand its operations into eight of the sixteen states that offer retail choice. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. Strategic Energy's total revenues accounted for approximately 42%, 28% and 12% of Great Plains Energy's consolidated revenues in 2002, 2001 and 2000, respectively.

At December 31, 2002, Strategic Energy provided power supply coordination services on behalf of approximately 33,100 commercial, institutional and small manufacturing accounts. Strategic Energy's customer base is very diverse. Strategic Energy served over 5,200 customers, including numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy anticipates future MWh sales of 14.0 million, 8.2 million, 5.3 million, and 1.2 million for the years 2003 through 2006, respectively. Strategic Energy expects to also supply additional MWh sales in these years through growth in existing markets by re-signing existing customers and signing new customers as well as through expansion into new markets.

Power Supply
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power.

In the normal course of business, Great Plains Energy and KLT Inc. enter into various agreements providing financial or performance assurance to third parties on behalf of Strategic Energy. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy's intended business purposes.

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2002, Strategic Energy's five largest suppliers under forward supply contracts represented 69% of the total future committed purchases. In the event of supplier non-delivery or default, Strategic Energy's results of operations could be affected to the extent that the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its market risk with the supplier. Strategic Energy's results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract. Strategic Energy monitors its counterparty credit risk by evaluating the credit quality and performance of its suppliers on a routine basis and by, among other things, adjusting the amount of collateral required from its suppliers, as part of its risk management policy and practices.

Regulation
Strategic Energy, as a participant in the wholesale electricity and transmission markets, is subject to FERC jurisdiction. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where Strategic Energy has retail customers. Each state has a public utilities commission that publishes rules related to retail choice. Each state's rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy's ability to profitably serve in any jurisdiction.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. Strategic Energy has evaluated the impact of the proposed rulemaking on its operations and provided comments to the FERC that are generally supportive of the provisions of the proposal, but suggested some changes to the proposed rule. The FERC has recently announced that it will issue a white paper on Standard Electricity Market Design in April 2003 and accept comments on that paper before issuing a final rule, which is now expected in the third or fourth quarter of 2003.

Competition
Strategic Energy currently provides retail electricity services in six states where electricity retail choice has occurred. Strategic Energy has two national competitors that operate in most or all of the same states in which Strategic Energy has operations. In addition to these national competitors, Strategic Energy faces competition in certain markets from deregulated utility affiliates that have been formed by the host regulated utility to capitalize on retail choice in their home market territory. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch away from their service offerings. The principal methods of competition are price, service and product differentiation. Strategic Energy competes in all of these areas.

KLT Gas
KLT Gas is focused on exploring for, developing, and producing unconventional natural gas resources, including coalbed methane properties. KLT Gas believes that unconventional natural gas resources provide an economically attractive alternative source of supply to meet the growing demand for natural gas in North America. Additionally, KLT Gas' management team has experience and expertise in identifying, testing and producing unconventional natural gas properties and, as a result, it believes its expertise provides a competitive advantage in this niche of the exploration and production sector. Because it has a longer, predictable reserve life and lower development cost, management believes unconventional natural gas exploration is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile historically, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns, especially air quality, and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

Regulation
KLT Gas' exploration and production activities are regulated extensively at the federal, state and local levels including environmental, health and safety regulations. Regulated matters include permits for discharges of wastewaters and other substances generated in connection with drilling operations; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs; and reports concerning operations, the spacing of wells and unitization and pooling of properties. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In addition, at the federal level, the FERC regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments.

Competition
KLT Gas is an independent natural gas company that frequently competes for reserve acquisitions, exploration leases, licenses, concessions, marketing agreements, equipment and labor against companies with financial and other resources substantially larger than KLT Gas' resources. In addition, many of KLT Gas' competitors have been operating in the same core areas for a much longer time than KLT Gas or have established strategic long-term positions in geographic regions in which KLT Gas may seek new entry.

Great Plains Energy and Consolidated KCP&L Employees
At December 31, 2002, Great Plains Energy had 3,046 employees. Consolidated KCP&L had 2,854 employees, including 1,397 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2005), with Local 1464, representing outdoor workers (expires January 31, 2006), and with Local 412, representing power plant workers (expires February 29, 2004).

Executive Officers

                                                                                                                Year Assumed
                                                                                                                 An Officer
       Name                             Age                 Current Position(s)                                   Position
Bernard J. Beaudoin                      62       Chairman of the Board, President and Chief Executive              1984
                                                      Officer - Great Plains Energy Incorporated
                                                  Chairman of the Board and Chief Executive Officer - Kansas
                                                      City Power & Light Company

Andrea F. Bielsker                       44       Senior Vice President - Finance, Chief Financial Officer and      1996
                                                      Treasurer - Great Plains Energy Incorporated
                                                  Senior Vice President - Finance, Chief Financial Officer and
                                                      Treasurer - Kansas City Power & Light Company

John J. DeStefano                        53       President - Great Plains Power Incorporated                       1989
                                                  President - Home Service Solutions Inc.
                                                  President - Worry Free Services, Inc.

William H. Downey 1                      57       Executive Vice President - Great Plains Energy Incorporated       2000
                                                  President - Kansas City Power & Light Company

Stephen T. Easley 2                      47       Vice President - Generation Services - Kansas City Power &        2000
                                                      Light Company

William P. Herdegen III 3                48       Vice President - Distribution Operations - Kansas City            2001
                                                      Power & Light Company

Jeanie S. Latz                           51       Executive Vice President - Corporate and Shared Services and      1991
                                                      Secretary - Great Plains Energy Incorporated
                                                  Secretary - Kansas City Power & Light Company

Nancy J. Moore                           53       Vice President - Customer Services - Kansas City Power &          2000
                                                      Light Company


1 Mr. Downey was President of Unicom Energy Services Company Inc. from 1997-1999; and Vice President of Commonwealth Edison Company from 1992-1999.
2 Mr. Easley was Director of Construction at KCP&L from October 1999-April 2000; Assistant to the Chief Financial Officer at KCP&L in 1999; and Vice President, Business Development Americas with KLT Power Inc. from March 1996-November 1998. 3 Mr. Herdegen was Chief Operating Officer at Laramore, Douglass and Popham in 2001 and Vice President and Director of Utilities Practice at System Development Integration, a consulting company, from 1999 to 2001; and held various positions at Commonwealth Edison during 1976-1999.

                                                                                                                Year Assumed
                                                                                                                 An Officer
       Name                             Age                 Current Position(s)                                   Position
Douglas M. Morgan                        60       Vice President - Information Technology and Support               1994
                                                      Services - Great Plains Energy Incorporated

Brenda Nolte 4                           50       Vice President - Public Affairs - Great Plains Energy             2000
                                                      Incorporated

William G. Riggins                       44       General Counsel - Great Plains Energy Incorporated                2000

Richard A. Spring                        48       Vice President - Transmission Services - Kansas City Power &      1994
                                                      Light Company

Andrew B. Stroud, Jr. 5                  44       Vice President - Human Resources - Great Plains Energy            2001
                                                      Incorporated

Lori A. Wright 6                         40       Controller - Great Plains Energy Incorporated                     2002
                                                  Controller - Kansas City Power & Light Company

Richard M. Zomnir 7                      54       President and Chief Executive Officer - Strategic Energy          2003

All of the above individuals have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine. Gregory J. Orman resigned his position as Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy effective December 31, 2002.

There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

4 Ms. Nolte was Vice President, Corporate Affairs, with AMC Entertainment from 1997-2000.
5 Mr. Stroud was Vice President-Global Human Resources of Evenflo Company, Inc. in 2000-2001; and held various management positions at PepsiCo during 1991-2000. 6 Ms. Wright served as Assistant Controller for Kansas City Power & Light Company from 2001 until named Controller in 2002; and was Director of Accounting and Reporting with American Electric Power Company, Inc. (which acquired Central & South West) in 2000-2001; and Assistant Controller with Central & South West Corporation in 1997-2000.
7 Mr. Zomnir founded the predecessor to Strategic Energy in 1991 and has served as its President and Chief Executive Officer since that time.

Available Information
Great Plains Energy's website is www.greatplainsenergy.com, and KCP&L's website is www.kcpl.com. Information contained on the companies' websites is not incorporated herein except to the extent specifically so indicated. Both companies make available, free of charge, on or through their websites their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

ITEM 2.  PROPERTIES

KCP&L Generation Resources
KCP&L's generating facilities consist of the following:


                                         Unit             Year Completed    Estimated 2003     Primary Fuel
                                                                              MW Capacity
Existing Units
     Base Load          Wolf Creek (a)                         1985                550  (b)        Nuclear
                        Iatan                                  1980                469  (b)           Coal
                        LaCygne 2                              1977                337  (b)           Coal
                        LaCygne 1                              1973                344  (b)           Coal
                        Hawthorn 9 (c)                         2000                137                 Gas
                        Hawthorn 6 (d)                         1997                132                 Gas
                        Hawthorn 5 (e)                         1969                565                Coal
                        Montrose 3                             1964                176                Coal
                        Montrose 2                             1960                164                Coal
                        Montrose 1                             1958                170                Coal
     Peak Load          Hawthorn 8 (d)                         2000                 77                 Gas
                        Hawthorn 7 (d)                         2000                 77                 Gas
                        Northeast 13 and 14 (d)                1976                114                 Oil
                        Northeast 17 and 18 (d)                1977                117                 Oil
                        Northeast 15 and 16 (d)                1975                116                 Oil
                        Northeast 11 and 12 (d)                1972                111                 Oil
                        Northeast Black Start Unit             1985                  2                 Oil
                        West Gardner 1, 2, 3, and 4 (f)        2003                308                 Gas
                        Osawatomie (f)                         2003                 77                 Gas
         Total                                                                   4,043

(a) Wolf Creek is one of KCP&L's principal generating facilities and has the lowest fuel cost of any of its generating facilities.
(b) KCP&L's share of a jointly-owned unit.
(c) Heat Recovery Steam Generator portion of combined cycle.
(d) Combustion turbines.
(e) On February 17, 1999, an explosion occurred at the Hawthorn Generating Station. The station returned to commercial operation on June 20, 2001, with a new boiler, air quality control equipment and an uprated turbine.
(f) Combustion turbines currently under construction. Completion is scheduled for the spring and summer of 2003.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri), West Gardner Station (Johnson County, Kansas) and Osawatomie (Miami County, Kansas). KCP&L also owns 50% of the 688 MW LaCygne 1 Unit and 674 MW LaCygne 2 Unit in Linn County, Kansas; 70% of the 670 MW Iatan Station in Platte County, Missouri; and 47% of the 1,170 MW Wolf Creek in Coffey County, Kansas.

KCP&L Transmission and Distribution Resources
KCP&L's electric transmission system interconnects with systems of other utilities to permit bulk power transactions with other electricity suppliers. KCP&L owns approximately 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines, and approximately 3,500 miles of underground distribution lines in Missouri and Kansas. KCP&L has all the franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived. KCP&L's distribution and transmission systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve its customers.

KCP&L General
KCP&L's principal plants and properties, insofar as they constitute real estate, are owned in fee simple. Certain other facilities are located on premises held under leases, permits or easements. KCP&L's electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.

KLT Gas
KLT Gas leases mineral rights on properties located in Colorado, Texas, Wyoming, Kansas and Nebraska. At December 31, 2002, these leased properties cover approximately 255,000 undeveloped acres. The testing of this acreage is in accordance with KLT Gas' exploration plan and capital budget. The timing of the testing may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions. KLT Gas continues to seek and identify new lease prospects in addition to its existing portfolio of properties.

Item 3.  Legal Proceedings

DTI Bankruptcy
On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiaries, Digital Teleport, Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399. These cases have been consolidated for joint procedural administration. Holdings and its two subsidiaries are collectively called "DTI". The filings enable DTI to continue to conduct its business operations while attempting to resolve its financial obligations. KLT Telecom is a creditor in the proceedings, and KCP&L has an immaterial trade claim in the Digital Teleport bankruptcy proceedings. KLT Telecom agreed to provide up to $5 million in debtor-in-possession financing (DIP Loan) to Digital Teleport for a term of 18 months during the bankruptcy process if it achieves certain financial goals. The Bankruptcy Court approved the DIP Loan on February 18, 2002, but no advances have been made under the DIP Loan to date.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (Century Tel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court in February 2003, but the Asset Purchase Agreement contains conditions to closing which include, among other items, the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003.

In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement, if approved by the Bankruptcy Court, resolves all material issues and disputes among the parties to that agreement. The Teleport Settlement Agreement does not resolve any claims that Holdings or its creditors may have against the Company; however, as discussed below, settlement discussions have commenced in the Holdings bankruptcy case. Digital Teleport and Digital Teleport of Virginia have prepared a Chapter 11 plan (Chapter 11 Plan) and disclosure statement reflecting the Asset Sale and the terms of the Teleport Settlement Agreement and expect that a confirmation hearing will be held by the Bankruptcy Court in May 2003. The Chapter 11 Plan contemplates that Digital Teleport and Digital Teleport of Virginia will be liquidated after distribution of those companies' assets to their creditors pursuant to the Chapter 11 Plan and the Teleport Settlement Agreement.

In an objection to a motion by Digital Teleport for an extension of time in which to propose a Chapter 11 plan, the largest creditor of Holdings (the Creditor) asserted that Holdings, Digital Teleport and their creditors have claims against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy based on theories of breach of contract, fraudulent conveyance, recharacterization of debt, subordination and breach of fiduciary duty. Among other things, the Creditor asserted that certain tax benefits should have been paid to Holdings and Digital Teleport, rather than to KLT Telecom as provided in the October 1, 2001, Great Plains Energy tax allocation agreement. The Creditor has not otherwise pursued these claims at this time, and the Company believes that it has meritorious defenses to these claims. Further, Holdings, the principal creditors of Holdings (including the Creditor), KLT Telecom, KLT Inc., KCP&L, and Great Plains Energy are in the process of negotiating a separate settlement agreement which, if finalized and approved by the Bankruptcy Court, is anticipated to resolve the Holdings bankruptcy case and any claims that might be asserted in the Holdings bankruptcy case against the Company, and to provide payment to the creditors of Holdings from a portion of the proceeds KLT Telecom otherwise would receive from the Asset Sale. If the separate settlement agreement is finalized, it is anticipated that the Chapter 11 Plan will be modified to add Holdings as a proponent and to include the terms of the Holdings Settlement Agreement. For further information regarding the DTI bankruptcy proceedings, see Note 19 to the consolidated financial statements, which is incorporated by reference.

Central Interstate Low-Level Radioactive Waste Compact Litigation
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L's net investment in the Compact was $7.4 million at December 31, 2002 and 2001.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission's federal "bad faith" lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment in the amount of $151.4 million against the state. The state has appealed this decision to the 8th Circuit, U.S. Court of Appeals. Based on the favorable outcome of this trial, in KCP&L's opinion, there is a greater possibility of reversing the state's license denial once the decision in this case is final.

In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska Governor gave official notice of the withdrawal to the other member states. Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2002, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Great Plains Energy
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. Prior to October 1, 2001, the Company was listed on the New York Stock Exchange under the symbol KLT. At December 31, 2002, Great Plains Energy's common stock was held by 17,131 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth below:


                         Common Stock Price Range                         Common Stock
                      2002                    2001                     Dividends Declared
Quarter         High         Low        High         Low          2003        2002        2001
First          $26.98      $24.40      $27.56      $23.60       $ 0.415      $0.415      $0.415
Second          25.07       20.35       26.75       23.63                     0.415       0.415
Third           22.45       15.69       26.13       23.70                     0.415       0.415
Fourth          23.59       17.66       27.35       23.19                     0.415       0.415


Regulatory Restrictions
Under the 35 Act, Great Plains Energy and KCP&L can pay dividends only out of retained or current earnings, unless authorized to do so by the SEC. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively. In their application under the 35 Act to establish a registered holding company structure, Great Plains Energy and KCP&L committed to maintain a consolidated common equity capitalization of at least 30%.

Dividend Restrictions
Great Plains Energy's Articles of Incorporation contain certain restrictions on the payment of dividends on Great Plains Energy's common stock in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

Issuance of Unregistered Securities
On November 7, 2002, Great Plains Energy entered into an Agreement and Plan of Merger (Agreement) with [OBJECT OMITTED] (ELC), Gregory J. Orman and Mark R. Schroeder (ELC shareholders) and Innovative Energy Consultants Inc. (IEC), a wholly-owned subsidiary of Great Plains Energy. The ELC Shareholders received $15.1 million in merger consideration. As part of the merger consideration, on November 7, 2002, Great Plains Energy issued 387,596 additional shares of its common stock to the ELC Shareholders. The Agreement valued such shares at approximately $8 million.

The issuance of the common stock by Great Plains Energy to the ELC Shareholders is a transaction not involving a public offering, and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The facts relied on to make this exemption available include, without limitation, the following: (i) the offering did not involve any general solicitation or advertising, but was limited to the two ELC Shareholders; (ii) the offering was made to the ELC Shareholders solely in connection with the acquisition and merger of ELC into IEC; (iii) the number of common shares issued constituted approximately 0.6% of the then-issued and outstanding shares of Great Plains Energy; and (iv) the representations and covenants of the ELC Shareholders contained in the Agreement regarding, among other things, investment intent, status as accredited investors, access to information and restrictions on transferring the common stock.

KCP&L
Great Plains Energy holds all the outstanding shares of KCP&L's common stock.

Under the indenture relating to KCP&L's 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCP&L Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCP&L Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Equity Compensation Plan
Great Plains Energy has one equity compensation plan which authorizes the issuance of Great Plains Energy common stock. The equity compensation plan has been approved by the shareholders of Great Plains Energy. The following table provides information, as of December 31, 2002, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the equity compensation plan. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.


                                                                                             Number of securities
                                                                                              remaining available
                                                                                              for future issuance
                                       Number of securities to       Weighted average             under equity
                                       be issued upon exercise       exercise price of            compensation
                                       of outstanding options,      outstanding options,     (excluding securities
                                         warrants and rights        warrants and rights     reflected in column (a))
Plan Category                                   (a)                         (b)                       (c)
Equity compensation plans
    approved by security holders             541,500 (1)                $25.21  (2)                2,135,000
Equity compensation plans not
    approved by security holders                   -                         -                             -
    Total                                    541,500 (1)                $25.21  (2)                2,135,000
(1) Includes 144,500 performance shares and options for 397,000 shares of Great
    Plains Energy common stock outstanding at December 31, 2002.
(2) The 144,500 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

ITEM 6.  SELECTED FINANCIAL DATA



Year Ended December 31                            2002 (b)      2001 (b)        2000 (b)      1999          1998
                                                            (dollars in millions except per share amounts)
Great Plains Energy (a)
Operating revenues                                $ 1,862       $ 1,462        $ 1,116       $   921       $   973
Income (loss) before extraordinary
   item and cumulative effect of
   changes in accounting principles (c)           $   129       $   (40)       $   129       $    82       $   121
Net income (loss)                                 $   126       $   (24)       $   159       $    82       $   121
Basic and diluted earnings (loss) per
   common share before extraordinary
   item and cumulative effect of changes in
   accounting principles                          $  2.04       $ (0.68)       $  2.05       $  1.26       $  1.89
Basic and diluted earnings (loss) per
   common share                                   $  1.99       $ (0.42)       $  2.54       $  1.26       $  1.89
Total assets at year end                          $ 3,507       $ 3,464        $ 3,294       $ 2,990       $ 3,012
Total mandatorily redeemable preferred
   securities                                     $   150       $   150        $   150       $   150       $   150
Total redeemable preferred stock and long-
   term debt (including current maturities)       $ 1,189       $ 1,195        $ 1,136       $   815       $   913
Cash dividends per common share                   $  1.66       $  1.66        $  1.66       $  1.66       $  1.64
Ratio of earnings to fixed charges                   2.85           (d)           3.02          2.38          2.98

Consolidated KCP&L (a)
Operating revenues                                $ 1,071       $ 1,351        $ 1,116       $   921       $   973
Income before extraordinary
   item and cumulative effect of
   changes in accounting principles (c)           $    99       $   104        $   129       $    82       $   121
Net income                                        $    96       $   120        $   159       $    82       $   121
Total assets at year end                          $ 3,139       $ 3,146        $ 3,294       $ 2,990       $ 3,012
Total mandatorily redeemable preferred
   securities                                     $   150       $   150        $   150       $   150       $   150
Total redeemable preferred stock and long-
term debt (including current maturities)          $ 1,170       $ 1,164        $ 1,136       $   815       $   913
Ratio of earnings to fixed charges                   2.80          2.11           3.02          2.38          2.98


(a) Great Plains Energy's consolidated financial statements include consolidated KCP&L, KLT Inc., GPP and IEC. KCP&L's consolidated financial statements include its wholly owned subsidiary HSS. In addition, KCP&L's consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001 formation of the holding company.
(b) See Management's Discussion for explanations of 2002, 2001 and 2000 results.
(c) In 2002, this amount is before the $3.0 million cumulative effect of a change in accounting principle. For further information, see Note 6 to the consolidated financial statements. In 2001, this amount is before the $15.9 million after tax extraordinary gain on early extinguishment of debt. For further information, see Note 19 to the consolidated financial statements. In 2000, this amount is before the $30.1 million after tax cumulative effect of changes in pension accounting. For further information, see Note
    7 to the consolidated financial statements.
(d) An $80.0 million deficiency in earnings caused the ratio of earnings to fixed charges to be less than a one-to-one coverage. A $195.8 million net write-off before income taxes related to the bankruptcy filing of DTI was recorded in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying consolidated financial statements and related notes.

Great Plains Energy Incorporated
Effective October 1, 2001, Great Plains Energy became the holding company of KCP&L, GPP and KLT Inc. As a diversified energy company, its reportable business segments include:

o KCP&L, an integrated electric utility in the states of Missouri and Kansas, provides reliable, affordable electricity to retail customers;
o Strategic Energy provides power supply coordination services in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas; and
o KLT Gas explores for, develops and produces unconventional natural gas resources.

Effective October 1, 2001, all outstanding KCP&L shares were exchanged one for one for shares of Great Plains Energy. The Great Plains Energy trading symbol "GXP" replaced the KCP&L trading symbol "KLT" on the New York Stock Exchange.

During 2002, the Company's management revised its corporate business strategy. The goal is to become a premier diversified energy company that achieves annual growth in earnings per share in a financially disciplined manner. To achieve this goal, Great Plains Energy intends to focus on its three reportable segments of business:

o  Stressing operational excellence in the utility operations of KCP&L;
o  Expanding Strategic Energy's business model into new markets; and
o Developing KLT Gas into a leading unconventional natural gas exploration company.

Critical Accounting Policies

Pensions
KCP&L incurs significant costs in providing non-contributory defined pension benefits. The costs are developed from actuarial valuations that are dependent upon numerous factors resulting from actual plan experience and assumptions of future plan experience.

Pension costs are impacted by actual employee demographics (including age, compensation levels and employment periods), the level of contributions made to the plan, earnings on plan assets and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions", changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement. KCP&L generally recognizes gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses. The key assumptions used in developing our 2002 pension disclosures were a 6.75% discount rate, a 9.0% expected return on plan assets and a 4.1% compensation rate increase. These are consistent with the prior years' assumptions except that the discount rate was 7.25% and 8.00% in 2001 and 2000, respectively.

The following chart reflects the sensitivities associated with a 0.5 percent increase or decrease in certain actuarial assumptions. Each sensitivity reflects an evaluation of the change based solely on a change in that assumption.


                                                           Impact on                      Impact on
                                                           Projected       Impact on         2002
                                        Change in           Benefit         Pension         Pension
Actuarial assumption                   Assumption          Obligation      Liability        Expense
                                                                           (millions)
Discount rate                          0.5% increase        $ (20.2)        $ (7.6)         $ (1.0)
Rate of return on plan assets          0.5% increase              -              -            (1.8)
Discount rate                          0.5% decrease           20.6            9.4             1.1
Rate of return on plan assets          0.5% decrease              -              -             1.8


In selecting an assumed discount rate, fixed income security yield rates for 30-year Treasury bonds and corporate high-grade bond yields are considered. The assumed rate of return on plan assets is the weighted average of long-term returns forecast for the type of investments held by the plan.

In 2002, KCP&L recorded non-cash expense of approximately $5.5 million, a $17.7 million increase from the previous year. Pension expense for 2003 is expected to be approximately $18.1 million, an increase of $12.6 million over 2002. The increase is due primarily to lower returns on plan assets.

KCP&L's pension plan assets are primarily made up of equity and fixed income investments. The market value of the plan assets has been affected by the sharp declines in equity markets since the third quarter of 2000. During 2001, plan assets declined in value by approximately $170 million. During 2002, the plan continued to experience losses as plan assets declined an additional $71 million in market value. At December 31, 2002, the fair value of pension plan assets was $324.2 million.

As a result of the decline in the equity markets and lower discount rates in 2002, the total Accumulated Benefit Obligation (ABO) of the plans exceeded the fair value of plan assets at December 31, 2002. As prescribed by SFAS No. 87, KCP&L has recorded a minimum pension liability of $63.1 million. This was offset by an intangible asset of $19.2 million, the balance of unamortized prior service costs, with the remaining $43.9 million charged to common equity through Other Comprehensive Income (OCI). The impact on OCI, net of deferred tax, was $26.8 million. However, there was no impact on net income. The impact on OCI could reverse in future periods to the extent the fair value of trust assets exceeds the ABO.

Absent a substantial recovery in the equity markets, pension costs, cash funding requirements and the additional pension liability could substantially increase in future years.

Regulatory Matters
As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation". Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under generally accepted accounting principles (GAAP) if KCP&L was not regulated. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. At December 31, 2002, KCP&L's regulatory assets and liabilities totaled $128.9 million and $103.6 million, respectively. KCP&L's continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion of KCP&L's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets as determined pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." See Note 4 to the consolidated financial statements for a discussion of regulatory assets and liabilities.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In the second quarter of 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the Commission staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.5 million expense for the Kansas jurisdictional portion of the storm costs and reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of Wolf Creek using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $8 million in 2003. KCP&L also agreed to file a rate case by May 15, 2006. In December 2002, the KCC approved tariffs implementing the stipulation and agreement, which resulted in a reduction of $12.4 million in annual Kansas retail revenues, effective January 1, 2003.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri impact of the storm, through January 2007. The amortization began in September 2002 and totaled $1.5 million in 2002. KCP&L will amortize approximately $4.6 million annually for the remainder of the amortization period. In October 2002, the Staff of the MPSC concluded its review of the Missouri jurisdictional earnings for KCP&L and determined that the current rate levels did not warrant action.

Asset Impairment, including Goodwill and Other Intangible Assets
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144. SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset. The adoption of SFAS No. 144 had no impact on Great Plains Energy and consolidated KCP&L.

Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine the amount of impairment. See Note 6 to the consolidated financial statements for information regarding the impact of adopting SFAS No. 142 on goodwill and goodwill amortization.

Goodwill of $15.9 million was recorded in conjunction with KLT Energy Services' indirect ownership acquisitions of Strategic Energy from 1999 through 2001. At December 31, 2001, the unamortized balance of goodwill associated with Strategic Energy was $14.1 million. During 2002, additional goodwill of $12.0 million was recorded at IEC related to its 6% indirect ownership acquisition of Strategic Energy. Strategic Energy's transition and 2002 annual impairment tests have been completed and there was no impairment of the Strategic Energy goodwill. At December 31, 2002, the unamortized balance of Strategic Energy goodwill on Great Plains Energy's balance sheet was $26.1 million.

Goodwill has been recorded by R.S. Andrews Enterprises, Inc. (RSAE) at various times as it purchased property and businesses. At December 31, 2002, the unamortized balance of RSAE goodwill was $20.0 million.

RSAE's goodwill was reviewed for impairment as of January 1, 2002, as required under the implementation provisions of SFAS No. 142. Based upon the results of a third party study and budgeted 2002 revenue, RSAE recorded a $3.0 million impairment of goodwill. The impairment is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle.

During September 2002, the Company conducted its first annual impairment test on RSAE's goodwill based on a discounted cash flow model. The model assumed a discount rate of 6.8% and sales growth of 3% for five years with revenues stable thereafter. The model indicated no additional impairment had occurred.

Management believes that the accounting estimates related to impairment analyses required under SFAS No. 142 and SFAS No. 144 are critical accounting estimates. The estimates are highly susceptible to change from period to period because it requires company management to make assumptions about future sales, operating costs and discount rates over an indefinite life. Historically, actual margins and volumes have fluctuated and, to a great extent, fluctuations are expected to continue. The estimates of future margins are based upon internal budgets, which incorporate estimates of customer growth, business expansion and weather trends, among other items.

Related Party Transactions
In November 2002, the Board of Directors of the Company approved a merger of ELC into IEC. Gregory J. Orman, former Executive Vice President - Corporate Development and Strategic Planning of the Company was the majority shareholder of ELC and received $10.1 million in Company common stock and a note. See Note 9 to the consolidated financial statements.

In September 2000, KLT Energy Services exercised an option to purchase shares of Bracknell Corporation (Bracknell) common stock owned by Reardon Capital, L.L.C. (Reardon) and received a majority of the shares in 2000 and a warrant to purchase the remainder. In May 2001, KLT Energy Services exercised the warrant for 274,976 shares and sold 278,600 shares in June 2001. In November 2001, Bracknell common stock ceased trading and as a result KLT Energy Services wrote off its remaining investment in Bracknell. Gregory J. Orman, former Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy and former President and CEO of KLT Inc., owned 55% of the membership interests of Reardon and approximately 1% of Bracknell. See Note 9 to the consolidated financial statements.

Great Plains Energy Results of Operations


                                                     2002            2001           2000
                                                                  (millions)
Operating revenues                                 $1,861.9       $1,461.9       $1,115.9
Fuel                                                 (159.7)        (163.8)        (153.1)
Purchased power - KCP&L                               (46.2)         (65.2)        (105.7)
Purchased power - Strategic Energy                   (685.4)        (329.0)         (84.4)
   Revenues, net of
      fuel and purchased power                        970.6          903.9          772.7
Other operating expenses                             (527.4)        (516.5)        (447.1)
Depreciation and depletion                           (151.6)        (158.8)        (132.4)
Gain (loss) on property                                 0.1         (171.4)          99.1
   Operating income                                   291.7           57.2          292.3
Loss from equity investments                           (1.2)          (0.4)         (19.4)
Non-operating income (expenses)                       (23.9)         (29.5)         (15.4)
Interest charges                                      (89.1)        (103.3)         (75.7)
Income taxes                                          (48.3)          35.9          (53.2)
Early extinguishment of debt                              -           15.9              -
Cumulative effects of changes
   in accounting principles                            (3.0)             -           30.1
Net income (loss)                                     126.2          (24.2)         158.7
Preferred dividends                                    (1.7)          (1.6)          (1.6)
   Earnings (loss) available for common stock      $  124.5       $  (25.8)      $  157.1


2002 compared to 2001
Great Plains Energy's 2002 earnings, as detailed in the table below, increased to $124.5 million, or $1.99 per share, from a loss of $25.8 million, or $(0.42) per share, compared to the same period of 2001.


                                                                                          Earnings (Loss) Per
                                                       Earnings (Loss)                  Great Plains Energy Share
                                               2002         2001         2000         2002        2001        2000
                                                         (millions)
KCP&L                                         $102.9       $ 96.8       $ 56.4       $ 1.64      $ 1.57      $ 0.91
Subsidiary operations                           (4.2)        (5.5)       (13.5)       (0.06)      (0.09)      (0.22)
Cumulative effect of changes
   in accounting principles                     (3.0)           -         30.1        (0.05)          -        0.49
   Consolidated KCP&L                           95.7         91.3         73.0         1.53        1.48        1.18
Strategic Energy                                29.7         21.8          5.9         0.48        0.35        0.09
KLT Gas                                            -         14.3         79.2            -        0.23        1.28
Other non-regulated operations                  (0.9)      (169.1)        (1.0)       (0.02)      (2.74)      (0.01)
   Earnings excluding extraordinary item       124.5        (41.7)       157.1         1.99       (0.68)       2.54
Early extinguishment of debt                       -         15.9            -            -        0.26           -
   Great Plains Energy                        $124.5       $(25.8)      $157.1       $ 1.99      $(0.42)     $ 2.54


KCP&L's increase in earnings is the result of warmer summer 2002 weather compared to 2001, continued load growth and a 40% increase in wholesale MWh sales, which combined with other net positive impacts of the return to service of Hawthorn No. 5 in mid-2001 to more than offset increased expenses. The increased expenses included the January 2002 ice storm costs and increased administrative and general expenses primarily from increased pension expenses.

Strategic Energy's earnings increased $22.9 million, excluding earnings during 2001 of $15.0 million from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. The increase is due to continued growth in retail electric sales resulting from increases in customer accounts and MWh's served. This was partially offset by increased salaries and benefits and an increase in income taxes as a result of increased sales in states with higher income tax rates for the current year.

During 2002, KLT Gas focused on the acquisition of additional leased acreage and the testing and development of several unconventional natural gas properties. KLT Gas' earnings in 2001 reflect the $12.0 million after tax gain on the sale of its 50% equity ownership in Patrick KLT Gas, LLC.

Other non-regulated operations included, among other things, a $3.8 million increase in earnings primarily due to lower reductions in affordable housing limited partnerships in 2002 compared to 2001. Additionally, 2001 reflects $173.8 million related to both DTI operating losses incurred in 2001 and the $140.0 million net write-off following DTI's bankruptcy filings at the end of 2001. As a result of DTI's filing for bankruptcy protection, DTI is not included in 2002 results of operations.

The 2002 cumulative effect of changes in accounting principles reflects RSAE's write-down of goodwill due to the adoption of SFAS No. 142. In 2001, prior to KLT Telecom's purchase of a majority ownership in DTI, DTI completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million extraordinary gain on the early extinguishment of debt.

2001 compared to 2000
Great Plains Energy's 2001 earnings decreased from $157.1 million or $2.54 per share in 2000, to a loss of $25.8 million, or $(0.42) per share.

KCP&L's increase in earnings was primarily the result of the significant net positive impacts of the return to service of Hawthorn No. 5 in mid-2001. A significant reduction in purchased power expense, especially in the summer months, combined with reduced fuel cost per MWh generated more than offset increased fuel costs primarily due to an increase in MWh's generated and increased operating expenses including depreciation and interest charges. KCP&L recorded $12.7 million of income taxes in 2000 for a proposed Internal Revenue Service (IRS) adjustment related to corporate-owned life insurance (COLI). Additionally, subsidiary operations in 2000 included a $12.2 million write-down of the investment in RSAE.

Strategic Energy's earnings increased $15.9 million primarily due to growth in retail electric sales and higher earnings during 2001 than in 2000 on wholesale sales of the power supplied under wholesale contracts, particularly during the summer months of 2001.

KLT Gas' earnings decreased $64.9 million primarily due to the sale in late 2000 of producing natural gas properties for an after tax gain of $68.0 million. The 2000 gain and the loss of gas production revenue were partially offset by the $12.0 million after tax gain on KLT Gas' 2001 sale of its 50% equity ownership in Patrick KLT Gas, LLC.

Other non-regulated operations included $173.8 million related to both DTI operating losses in 2001 and the $140.0 million net write-off following DTI's bankruptcy filing at the end of 2001 partially offset by $9.1 million of equity losses in DTI in 2000. Also included was a $6.7 million decrease primarily attributable to recording more reductions in affordable housing limited partnerships in 2001 than 2000.

In 2001, prior to KLT Telecom's purchase of majority ownership in DTI, DTI completed a tender offer for 50.4% of its outstanding senior discount notes. This transaction resulted in a $15.9 million extraordinary gain on the early extinguishment of debt. The cumulative effect to January 1, 2000, reflects KCP&L's change in methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense.

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

Consolidated KCP&L Business Overview
As an integrated electric utility, KCP&L engages in the generation, transmission, distribution and sale of electricity.

KCP&L's power business will have over 4,000 megawatts of generating capacity following the completion of five combustion turbine units that will add 385 megawatts of peaking capacity. During 2001, KCP&L entered into a $200 million, five-year construction and synthetic operating lease transaction for the five combustion turbines. During 2002, the lease was amended to reduce the amount financed from the previously estimated $200 million to $176 million to reflect changes in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. Construction began during the third quarter of 2002 with the expected commercial operation of the five combustion turbines in the spring and summer 2003.

KCP&L's delivery business consists of transmission and distribution facilities that serve almost 485,000 customers as of December 31, 2002. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. At its peak, the storm caused over 300,000 customer outages throughout the KCP&L service territory, an unprecedented level in the KCP&L's 120-year history. Crews from other utilities in numerous states were called in to assist in the restoration of power and power was restored in nine days. Costs related to the January ice storm were approximately $51.3 million of which $14.7 million were capital expenditures and therefore charged to utility plant. KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs and deferred $20.1 million of the storm costs applicable to Missouri. In January 2003, Edison Electric Institute honored KCP&L for exemplary performance and dedication in restoring power to customers during the storm and recognized KCP&L by awarding it the association's annual "Emergency Response Award".

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. During the first quarter of 2002, the SPP and the MISO voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. KCP&L is a member of the SPP. The consolidation is expected to be completed during the second quarter of 2003 and has received FERC approval. The FERC has already approved an RTO proposal submitted by the MISO. Additionally, regulatory approvals would have to be received from the MPSC and the KCC prior to KCP&L's participation in an RTO. During 2003, KCP&L expects to make filings with the MPSC and

KCC seeking permission to participate in the RTO resulting from the merger of SPP and MISO. During February 2003, KCP&L submitted to MISO a conditional application to joining the RTO resulting from the merger of SPP and MISO.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. All public utilities that own, control or operate interstate transmission facilities would be required to become independent transmission providers, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. The FERC has recently announced that it will issue a white paper on Standard Electricity Market Design in April 2003 and accept comments on that paper before issuing a final rule, which is now expected in the third or fourth quarter of 2003. KCP&L's participation in the RTO resulting from the merger of SPP and MISO would fulfill the majority of the requirements of this proposed rulemaking.

KCP&L has a wholly-owned unregulated subsidiary, HSS, that holds investments in businesses primarily in residential services. HSS is comprised of two direct subsidiaries, RSAE and Worry Free. HSS is evaluating strategic alternatives concerning its investments, which could include a possible sale of a portion or all of the business.

In 2001, HSS increased its ownership in RSAE, a consumer services company headquartered in Atlanta, Georgia, from 49% to 72%. Accordingly, HSS changed its method of accounting for RSAE from the equity method to consolidation. During 2001, HSS recorded losses from its investment in RSAE that resulted in a negative investment balance. As a result of these losses, the minority interest in RSAE was reduced to zero. Accordingly, as long as RSAE is consolidated, any future losses of RSAE would be recorded by HSS at 100%, which will further decrease the investment below zero.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L's comparative results of operations. For comparative purposes only, 2001 and 2000 presented below have been restated to exclude the results of operations for KLT Inc. and subsidiaries and GPP, which were transferred to Great Plains Energy on October 1, 2001. Therefore, 2001 and 2000 presented below do not agree with 2001 and 2000 presented in KCP&L's consolidated statements of income and should only be used in the context of the discussion and analysis that follows.


                                                     2002           2001           2000
                                                                 (millions)
Operating revenues                                 $1,071.3       $1,033.7       $  955.8
Fuel                                                 (159.7)        (163.8)        (153.1)
Purchased power                                       (46.2)         (65.2)        (105.7)
   Revenues, net of
      fuel and purchased power                        865.4          804.7          697.0
Other operating expenses                             (468.8)        (435.9)        (387.9)
Depreciation and depletion                           (147.9)        (138.7)        (126.0)
Loss on property                                          -           (1.6)          (9.9)
   Operating income                                   248.7          228.5          173.2
Loss from equity investments                              -           (0.1)          (6.6)
Non-operating income (expenses)                        (5.1)          (4.9)         (15.0)
Interest charges                                      (82.0)         (79.8)         (62.8)
Income taxes                                          (62.9)         (51.3)         (44.3)
Cumulative effect of a change
   in accounting principle                             (3.0)             -           30.1
Net income                                             95.7           92.4           74.6
Preferred dividends                                       -           (1.1)          (1.6)
   Earnings (loss) available for common stock      $   95.7       $   91.3       $   73.0


Consolidated KCP&L's earnings increased $4.4 million in 2002 compared to 2001, as a result of warmer summer 2002 weather compared to 2001, continued load growth, and a 40% increase in wholesale MWh sales. These factors combined with other net positive impacts of the return to service of Hawthorn No. 5 in mid-2001 to more than offset increased expenses. The increased expenses included $18.0 million of January 2002 ice storm costs and $25.4 million in increased KCP&L administrative and general expenses primarily attributable to increased pension expenses.

The Company adopted SFAS No. 142, effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its transition impairment test of RSAE goodwill and determined that a $3.0 million write-down of goodwill was required. As a result, KCP&L's consolidated 2002 net income reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle. Ongoing annual impairment tests are required by SFAS No. 142. RSAE completed its first annual impairment test in September 2002. The test indicated no impairment.

Consolidated KCP&L's earnings increased $18.3 million in 2001 compared to 2000, primarily due to the significant net positive impacts of the return to service of Hawthorn No. 5 in mid-2001. A $40.5 million reduction in purchased power expense, primarily in the summer months, combined with reduced fuel cost per MWh generated more than offset the increased KCP&L fuel costs associated with increased MWh's generated and increased operating expenses including a $12.7 million increase in depreciation and a $17.0 million increase in interest charges. KCP&L recorded $12.7 million of additional income taxes in 2000 for a proposed IRS adjustment related to COLI. Additionally, in 2000, HSS recorded a $12.2 million write-down of its investment in RSAE.

Effective January 1, 2000, KCP&L changed its methods of amortizing unrecognized net gains and losses and the determination of expected return related to its accounting for pension expense. Accounting principles required KCP&L to record the cumulative effect of these changes, resulting in a $30.1 million increase in 2000 earnings.

Consolidated KCP&L Sales Revenues and MWh Sales


                                                     %                        %
                                         2002      Change         2001      Change        2000
Retail revenues                                                (millions)
   Residential                         $  367.4        5       $  348.8       (1)      $  352.1
   Commercial                             418.6        2          411.8        1          406.3
   Industrial                              93.7      (10)         103.9      (19)         127.6
   Other retail revenues                    8.6        3            8.3        2            8.1
      Total retail                        888.3        2          872.8       (2)         894.1
Wholesale revenues                        108.0       36           79.3       78           44.5
Other revenues                             13.6      (12)          15.4       15           13.4
   KCP&L electric revenues              1,009.9        4          967.5        2          952.0
Subsidiary revenues                        61.4       (7)          66.2      *NM            3.7
   Consolidated KCP&L revenues         $1,071.3        4       $1,033.7        8       $  955.7

*NM -- Not meaningful due to 2001 consolidation of RSAE



                                                     %                        %
                                         2002      Change         2001      Change        2000
Retail MWh sales                                               (thousands)
   Residential                            5,004        6          4,729        -          4,725
   Commercial                             6,902        2          6,798        2          6,687
   Industrial                             1,968       (8)         2,130      (21)         2,713
   Other retail MWh sales                    83        6             78        3             76
      Total retail                       13,957        2         13,735       (3)        14,201
Wholesale MWh sales                       4,969       40          3,558      107          1,718
   KCP&L electric MWh sales              18,926        9         17,293        9         15,919


Retail revenues improved slightly in 2002 compared to 2001 due to warmer 2002 summer weather and continued load growth which increased residential and commercial revenues $25.4 million mostly offset by a reduction in industrial revenues. The reduction in industrial revenues was primarily due to a weakened economy and the loss of $4.4 million in revenues from one of KCP&L's major industrial customers. Load growth consists of higher usage-per-customer and the addition of new customers. The average number of both residential and commercial customers increased approximately 2% in 2002 as compared to 2001. Less than 1% of revenues include an automatic fuel adjustment provision.

Excluding the impact of the loss of $22.9 million in revenues from one of KCP&L's major industrial customers, retail revenues and MWh sales remained relatively consistent in 2001 compared to 2000. Extremely mild weather during the second half of 2001 mostly offset the colder winter and warmer spring and early summer weather experienced in the first half of 2001 and continued load growth. The average number of both residential and commercial customers increased approximately 2% in 2001 as compared to 2000.

The major industrial customer declared bankruptcy on February 7, 2001, and closed its Kansas City, Missouri facilities on May 25, 2001. KCP&L has continued to be able to mitigate the effect of the loss with other sales.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Wholesale MWh sales increased 40% in 2002 compared to 2001 and 107% in 2001 compared to 2000 due to increased bulk power MWh's sold. Additionally, wholesale sales revenue increased $1.7 million in 2002 compared to 2001 and $2.5 million in 2001 compared to 2000 due to additional capacity sales beginning in the last half of 2001.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit's operating cycle. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L's procurement strategies continue to provide delivered coal costs below the regional average. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically. Fossil plants averaged 74% of total generation and the nuclear plant the remainder over the last three years.

Fuel costs decreased $4.1 million in 2002 compared to 2001, despite a 12% increase in generation. Lower fuel cost per MWh generated due to additional coal and less natural gas and oil in the generation fuel mix was the primary reason for the decline in fuel costs. The return to service of Hawthorn No. 5, a low cost coal-fired unit, in mid-2001 contributed to the change in generation fuel mix. Significantly lower natural gas prices and a reduction in the cost of uranium during 2002 also contributed to the lower fuel cost. Fuel costs increased $10.7 million in 2001 compared to 2000 primarily due to a 13% increase in MWh's generated partially offset by a reduction in the fuel cost per MWh generated. The increase in MWh's generated was primarily due to Hawthorn No. 5, a coal-fired unit, returning to operation in mid-2001 and the impact of the scheduled 2000 outage at Wolf Creek, a nuclear unit. The additional availability of these two low fuel cost units in 2001 changed the generation fuel mix and lowered the cost per MWh generated.

Purchased power expenses decreased $19.0 million in 2002 compared to 2001. Cost per MWh purchased decreased approximately 31% in 2002 compared to 2001 due to regional energy availability, a less volatile energy market and decreased MWh purchases during peak hours. Also contributing to the decrease was a 15% decrease in MWh's purchased due to the increased availability of KCP&L generating units. Purchased power expenses decreased $40.5 million in 2001 compared to 2000 primarily due to a 38% decrease in MWh's purchased in 2001 compared to 2000. The decrease in MWh's purchased was primarily due to the increased availability of KCP&L's generating units during 2001 compared to 2000. Increased availability also allowed KCP&L to reduce its cost of purchased capacity by $7.6 million in 2001 as compared to 2000. In addition, the cost per MWh was down 4% in 2001 compared to 2000.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
KCP&L's other operating expenses increased $43.0 million in 2002 compared to 2001 primarily due to the following:
o expensing the $16.5 million Kansas jurisdictional portion of the January 2002 ice storm and amortizing $1.5 million of the Missouri jurisdictional portion of the ice storm
o increased administrative and general expenses:

  o $17.7 million increased pension expense due to a significant decline in the market value of plan assets
  o $3.3 million increased injuries and damages expenses resulting from additional claims and the settlement of outstanding claims
o $3.2 million increased general taxes primarily due to increases in property tax levy rates

HSS' other expenses decreased $10.1 million in 2002 compared to 2001 due to the closure of some RSAE locations and the implementation of cost saving strategies at RSAE.

KCP&L's other operating expenses decreased $17.3 million in 2001 compared to 2000 primarily due to the following:
o $3.7 million decreased operating expenses for replacement power insurance because of the availability of Hawthorn No. 5
o decreased administrative and general expenses including:
  o $2.0 million of additional customer information system software consulting in 2000
  o $2.7 million of advertising not continued in 2001
  o $4.5 million decrease in pension expense due to strong returns on plan assets

HSS' other expenses increased $65.3 million primarily due to the consolidation of RSAE following HSS' increase in its ownership from 49% to 72% in 2001.

Consolidated KCP&L Depreciation
Consolidated KCP&L's depreciation expense increased $9.2 million in 2002 compared to 2001 and $12.7 million in 2001 compared to 2000. The primary reason for the increases was increased capital additions relating to Hawthorn No. 5, which was returned to service mid-2001. Additionally, KCP&L paid $40.8 million to exercise its purchase option on the previously leased Hawthorn No. 6 unit in late 2001 and Hawthorn Nos. 7, 8 and 9 units were placed in service in mid-2000.

Consolidated KCP&L Interest Charges
Consolidated KCP&L's interest charges increased $2.2 million in 2002 compared to 2001 and $17.0 million in 2001 compared to 2000 primarily because of increased interest expense on long-term debt and decreased allowance for borrowed funds used to finance construction, partially offset by a decreased interest expense on short-term debt. A portion of the proceeds from long-term debt issuances has been used to pay down short-term debt.

Long-term debt interest expense
KCP&L's long-term debt interest expense increased $3.0 million in 2002 compared to 2001, primarily due to higher average levels of long-term debt outstanding. Lower average rates on variable rate long-term debt partially offset the higher average levels of long-term debt. The higher average levels of debt outstanding primarily reflect the issuances of long-term debt in 2001 and the 2002 issuance of $225.0 million of unsecured, fixed-rate senior notes partially offset by $227.0 million of scheduled debt repayments during 2002.

KCP&L's long-term debt interest expense increased $12.3 million in 2001 compared to 2000 reflecting higher average levels of long-term debt outstanding, partially offset by the impact of decreases in variable interest rates. The higher average levels of debt primarily reflect the issuances of long-term debt in 2000 and $150.0 million of unsecured, fixed-rate senior notes issued in November 2001, partially offset by $80.0 million of scheduled debt repayments.

Short-term debt interest expense
KCP&L's short-term debt interest expense decreased $7.7 million in 2002 compared to 2001. Average interest rates were down more than 50% and average levels of outstanding commercial paper were down more than 70% in 2002 compared to 2001. KCP&L had no commercial paper outstanding at December 31, 2002.

KCP&L's short-term debt interest expense decreased $2.2 million in 2001 compared to 2000 primarily due to lower average interest rates on commercial paper, partially offset by higher average levels of outstanding commercial paper during 2001 compared to 2000. KCP&L had $62.0 million and $55.6 million of commercial paper outstanding at December 31, 2001 and 2000, respectively.

Capitalized interest
Allowance for borrowed funds used to finance construction decreased $8.2 million in 2002 compared to 2001 and $3.0 million in 2001 compared to 2000 because of decreased construction work in progress primarily due to the return to service of Hawthorn No. 5 in mid-2001.

Wolf Creek
Wolf Creek, a nuclear unit, represents about 15% of KCP&L's generating capacity. This percentage will decline slightly with KCP&L's expected 2003 addition of five leased combustion turbines. Wolf Creek's operating performance has remained strong over the last three years, contributing an average of 26% of KCP&L's annual MWh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L's generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit's operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek returned to service on April 27, 2002, following a 35-day refueling and maintenance outage that began on March 23, 2002. During the outage, a complete inspection of the reactor vessel head indicated no corrosion or other problems of the type experienced at the Davis-Besse nuclear plant in Ohio. The next outage is scheduled for the fall of 2003 and is estimated to be a 35-day outage.

Wolf Creek's assets represent about 33% of KCP&L's assets and its operating expenses represent about 19% of KCP&L's operating expenses. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCP&L's business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the NRC could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units. If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

There has been significant opposition and delays to, development of a low-level radioactive waste disposal facility. See Note 10 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at December 31, 2002. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 10 to the consolidated financial statements.

Montrose No. 3
Montrose No. 3, a 176 MW unit, returned to service at the end of the third quarter 2002 following a forced outage due to damage to the turbine blades in the combined high and intermediate pressure section of the turbine. Additional maintenance, including replacing blades in the low pressure section of the turbine to mitigate a long outage in the next few years and maintenance originally scheduled for

October 2002, was also completed during the three-month outage. The unanticipated outage costs were approximately $4.3 million of capital expenditures, $0.9 million in additional operations and maintenance expense and $4.0 million in net fuel and purchased power expense in 2002. These amounts do not reflect the $1.0 million expected to be recovered from insurance in 2003.

Hawthorn No. 5
On June 20, 2001, Hawthorn No. 5 was returned to commercial operation. The coal-fired unit has a capacity of 565 megawatts and was rebuilt following a February 1999 explosion that destroyed the boiler. Hawthorn No. 5 has been nationally recognized in the 2001 National Energy Policy Report for its use of best available pollution control technology. Under KCP&L's property insurance coverage, KCP&L received an additional $30 million in insurance recoveries in 2001, increasing the total insurance recoveries received to date to $160 million. The recoveries have been recorded as an increase in accumulated depreciation on the consolidated balance sheet. Expenditures, excluding capitalized interest and insurance proceeds, for rebuilding Hawthorn No. 5 were $35.6 million in 1999, $207.6 million in 2000, and $72.9 million in 2001.

KCP&L Projected Utility Capital Expenditures
Total utility capital expenditures, excluding allowance for funds used to finance construction, were $132.0 million, $262.0 million and $401.0 million in 2002, 2001, and 2000, respectively. Utility capital expenditures projected for the next five years are as follows:


                                               2003        2004        2005        2006        2007       Total
                                                                          (millions)
Generating facilities                         $ 36.6      $ 42.2      $ 46.9      $ 28.5      $ 18.9      $173.1
Nuclear fuel                                    20.5        21.0         0.7        23.1        25.0        90.3
Distribution and transmission facilities        73.8        75.8        73.1        74.0        71.5       368.2
General facilities                               6.3         5.8         2.8         2.7         1.1        18.7
   Total                                      $137.2      $144.8      $123.5      $128.3      $116.5      $650.3

This utility capital expenditure plan is subject to continual review and change. KCP&L is currently evaluating various purchase and construction options to meet capacity and energy requirements in 2005 through 2010. Consequently, the table does not reflect utility capital expenditures for new capacity.

Peaking capacity totaling 385 megawatts is being added pursuant to a $176 million construction and operating lease transaction as discussed in the KCP&L Business Overview.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity that Strategic Energy purchases under long-term contracts to manage its customers electricity needs. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Strategic Energy operates in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas. Strategic Energy is targeting expansion into two additional states in 2003, which would expand its operations into eight of the sixteen states that offer retail choice. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

In the normal course of business, Great Plains Energy and KLT Inc. enter into various agreements providing financial or performance assurance to third parties on behalf of Strategic Energy. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy's intended business purposes.

In 2001, KLT Energy Services exchanged its ownership of $4.7 million of preferred stock in another energy service company for additional ownership in Strategic Energy. This transaction increased KLT Energy Services' indirect ownership in Strategic Energy from 72% to 83%. During the fourth quarter of 2002, IEC acquired a 6% indirect ownership position in Strategic Energy in exchange for $15.1 million in common stock and notes issued by Great Plains Energy and IEC. As of December 31, 2002, Great Plains Energy's indirect ownership in Strategic Energy totals 89%.

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

At December 31, 2002, Strategic Energy provided power supply coordination services on behalf of approximately 33,100 commercial, institutional and small manufacturing accounts. Strategic Energy's customer base is very diverse. Strategic Energy served over 5,200 customers, including numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy anticipates future MWh sales of 14.0 million, 8.2 million, 5.3 million, and 1.2 million for the years 2003 through 2006, respectively. Strategic Energy expects to also supply additional MWh sales in these years through growth in existing markets by re-signing existing customers and signing new customers as well as through expansion into new markets.

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2002, Strategic Energy's five largest suppliers under forward supply contracts represented 69% of the total future committed purchases. In the event of supplier non-delivery or default, Strategic Energy's results of operations could be affected to the extent that the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its market risk with the supplier. Strategic Energy's results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract. Strategic Energy monitors its counterparty credit risk by evaluating the credit quality and performance of its suppliers on a routine basis and by, among other things, adjusting the amount of collateral required from its suppliers, as part of its risk management policy and practices.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy's policy is to match customers' demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", all of the swap agreements are currently designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as comprehensive income (loss). At December 31, 2002 and 2001, the accumulated comprehensive gain
(loss), net of income taxes and minority interest, reflected in Great Plains Energy's consolidated statements of capitalization included a $0.8 million gain and $11.7 million loss, respectively, related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate realizing the gain
(loss) represented in comprehensive income.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. Strategic Energy has evaluated the impact of the proposed rulemaking on its operations and provided comments to the FERC that are generally supportive of the provisions of the proposal, but suggested some changes to the proposed rule. The FERC has recently announced that it will issue a white paper on Standard Electricity Market Design in April 2003 and accept comments on that paper before issuing a final rule, which is now expected in the third or fourth quarter of 2003.

Strategic Energy Results of Operations
The following table summarizes Strategic Energy's comparative results of operations.

                                      2002         2001         2000
                                                (millions)
Operating revenues                   $789.5       $411.9       $129.6
Purchased power                      (685.4)      (329.0)       (84.4)
   Revenues, net of
      purchased power                 104.1         82.9         45.2
Other operating expenses              (37.6)       (38.7)       (30.9)
Depreciation                           (0.9)        (0.3)        (0.4)
   Operating income                    65.6         43.9         13.9
Non-operating income (expenses)       (10.4)        (6.4)        (4.2)
Interest charges                       (0.3)        (0.5)        (0.2)
Income taxes                          (25.2)       (15.2)        (3.6)
Net income                           $ 29.7       $ 21.8       $  5.9


Strategic Energy's net income increased $22.9 million in 2002 compared to 2001, excluding earnings during 2001 of $15.0 million from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. The increased net income in 2002 compared to 2001 is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets, partially offset by increased labor and benefits as well as other general and administrative expenses and income taxes due to increased sales in states with higher income tax rates. Strategic Energy's net income increased $15.9 million in 2001 compared to 2000, primarily due to growth in retail electric sales and higher earnings during 2001 than in 2000 on wholesale sales of the power supplied under the wholesale contracts discussed above.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $377.6 million in 2002 compared to 2001 and $282.3 million in 2001 compared to 2000. The following table reflects Strategic Energy's operating revenues.

                                          %                     %
                               2002     Change      2001      Change     2000
                                                (millions)
Electric - Retail             $759.5      142      $313.3      446      $ 57.4
Electric - Wholesale            28.8      (65)       82.7       58        52.3
Gas and other                    1.2      (92)       15.9      (20)       19.9
Total Operating Revenues      $789.5       92      $411.9      218      $129.6

At December 31, 2002, Strategic Energy served over 5,200 customers, an increase from approximately 3,400 customers and 2,000 customers at the end of 2001 and 2000, respectively. These customers represented approximately 33,100 accounts at the end of 2002, compared to about 19,500 accounts and 7,000 accounts at the end of 2001 and 2000, respectively. Strategic Energy may provide periodic billing credits to its customers resulting from its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $446.2 million in 2002 compared to 2001 primarily due to increased retail MWh sales, partially offset by an 8% decrease in average retail revenues per MWh. Retail MWh's sold increased 162% to 11.8 million in 2002 from 4.5 million in 2001, primarily from continued growth in existing markets and expansion into new markets during 2002. Growth in existing markets came primarily from strong sales efforts in re-signing existing customers as well as signing new customers. Expansion into new markets contributed 2.8 million in MWh sales and approximately $166 million of retail electric revenues during 2002. Several factors contribute to changes in the average retail revenues per MWh, including the underlying price of the commodity, the nature and type of products offered and the mix of sales by geographic market.

Retail electric revenues increased $255.9 million in 2001 compared to 2000 primarily due to an increase in retail MWh sales and an increase in average retail revenues per MWh. Retail MWh's sold increased 221% from 1.4 million in 2000, primarily from growth in existing markets and expansion into new markets during 2001. The increase in average retail revenues per MWh in 2001 compared to 2000 is due to higher bundled product sales in 2001 and expansion into new markets, which had higher average commodity prices than the average for Strategic Energy's existing markets.

Wholesale electric revenues decreased $53.9 million in 2002 compared to 2001 and increased $30.4 million in 2001 compared to 2000 primarily due to the sale of power during 2001 purchased from one supplier under wholesale contracts that expired at the end of 2001.

During the third quarter of 2001, Strategic Energy began to phase out its natural gas retail supply service, which was completely phased out during the fourth quarter of 2001. This is the primary reason for the decrease in gas and other sales revenues in 2002 compared to 2001.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity is recorded as a reduction of purchased power. The gross amount of excess retail supply sales that reduced purchased power was $126.4 million, $95.6 million and $29.5 million in 2002, 2001 and 2000, respectively.

As previously discussed, Strategic Energy operates in several retail choice electricity markets. The cost of supplying electricity to retail customers can vary widely by geographic market. This variability can be affected by many factors including, among other items, geographic differences in the cost per MWh of purchased power and capacity charges due to regional purchased power availability and requirements of other electricity providers and differences in transmission charges. However, Strategic Energy has mitigated the effects of higher supply costs by entering into long-term, full-requirements contracts with customers that are priced to the customers based on the cost of the associated supply contract.

Purchased power increased $356.4 million in 2002 compared to 2001 and $244.6 million in 2001 compared to 2000 primarily due to the increases in electric MWh sales discussed above. Additionally, purchased power expense as a percentage of electric revenues increased in 2002 compared to 2001 primarily due to purchases of power from one supplier during 2001 under wholesale contracts that expired at the end of 2001. Purchased power expense as a percentage of electric revenues also increased in 2001 compared to 2000. The 2001 increase in purchased power as a percentage of electric revenues was due to a significant increase in the percentage of Strategic Energy's total MWh sales derived from retail MWh sales compared to 2000. Strategic Energy's wholesale electric MWh sales in both 2001 and 2000 had a higher gross margin (revenues less cost of energy supplied) than its retail electric MWh sales.

Strategic Energy Other Operating Expenses
Strategic Energy's other operating expenses as a percentage of operating revenues decreased to 4.8% in 2002 from 9.4% and 23.8% in 2001 and 2000, respectively, due to Strategic Energy's efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy continued to experience increased labor and benefits as well as other general and administrative expenses during 2002, following the growth in retail electric sales, expansion into new markets and increased fuel management and consulting activities. Other operating expenses in 2001 include the cost of commercial gas sales of about $15.5 million, from Strategic Energy's natural gas retail supply service, which was phased out by the end of 2001. As a result, other operating expenses (excluding the cost of commercial gas sales) increased $14.4 million in 2002 compared to 2001. Contributing to this increase were higher labor and benefit costs from the addition of employees and increasing health care related costs, higher profit sharing and deferred compensation expense which are tied to earnings and financial performance, and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives. Operating expenses increased $7.8 million in 2001 compared to 2000 primarily due to increased labor and benefits costs from the addition of employees during 2001 as well as increased other general and administrative expenses during 2001, following the pattern of growth in sales and expansion of activities discussed above.

Strategic Energy Non-operating Income (Expenses)
Non-operating income (expenses) includes non-operating income less minority interest expense and non-operating expenses. In 2002 compared to 2001, non-operating income (expenses) increased $4.0 million primarily due to a gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001 and an increase in minority interest expense of $2.8 million, which represents the share of Strategic Energy's net income not attributable to Great Plains Energy's indirect ownership interest in Strategic Energy. In 2001 compared to 2000, non-operating income (expenses) increased $2.2 million primarily due to an increase in minority interest expense of $3.6 million, offset by the gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001.

KLT Gas

KLT Gas Business Overview
KLT Gas is focused on exploring for, developing and producing unconventional natural gas resources, including coalbed methane properties. KLT Gas believes that unconventional natural gas resources provide an economically attractive alternative source of supply to meet the growing demand for natural gas in North America. Additionally, KLT Gas' management team has experience and expertise in identifying, testing and producing unconventional natural gas properties and, as a result, it believes its expertise provides a competitive advantage in this niche of the exploration and production sector. Because it has a longer, predictable reserve life and lower development cost, management believes unconventional natural gas exploration is inherently lower risk than conventional gas exploration.

Although gas prices have been volatile historically, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns, especially air quality, and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas' properties are located in Colorado, Texas, Wyoming, Kansas, and Nebraska. These leased properties cover approximately 255,000 undeveloped acres. The testing of this acreage is in accordance with KLT Gas' exploration plan and capital budget. KLT Gas estimates capital expenditures of approximately $30 million to $40 million annually for the years 2003 through 2005. The timing of the testing may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions. KLT Gas continues to seek and identify new prospects in addition to its existing portfolio of properties.

In 2002, KLT Gas focused on the acquisition of additional leased acreage and the testing and development of several unconventional natural gas exploration projects. KLT Gas is in the early stages of testing a new prospect in Colorado and continuing pilot development at a Powder River Basin project and two additional projects in the Rocky Mountain region. KLT Gas continued production at its South Texas property.

KLT Gas Results of Operations
The following table summarizes KLT Gas' comparative results of operations.

                                      2002        2001        2000
                                               (millions)
Operating revenues                   $  1.1      $  0.3      $ 30.5
Other operating expenses               (9.6)       (9.4)      (22.3)
Depreciation and depletion             (2.5)       (1.8)       (6.0)
Gain on property                        0.2        23.8       107.9
   Operating income (loss)            (10.8)       12.9       110.1
Income from equity investments            -         1.0         3.6
Non-operating income (expenses)         0.8         0.3         5.3
Interest charges                       (0.3)          -        (3.5)
Income taxes                           10.3         0.1       (36.3)
Net income                           $    -      $ 14.3      $ 79.2

KLT Gas is currently testing gas properties following its most recent sale of property during the second quarter of 2001. KLT Gas' 2001 net income included its second quarter Patrick KLT Gas, LLC sale which resulted in a $12.0 million after tax gain. KLT Gas' 2000 net income included its third and fourth quarter sales of producing natural gas properties, resulting in a $68.0 million after tax gain.

KLT Gas Operating Revenues
Operating revenues increased $0.8 million in 2002 compared to 2001 primarily due to the effect of gas hedging activities during 2001, partially offset by declining production at KLT Gas' South Texas property during 2002. Operating revenues decreased $30.2 million in 2001 compared to 2000 primarily due to the sale of producing natural gas properties in the third and fourth quarters of 2000 and the effect of gas hedging activities. KLT Gas unwound the majority of its gas hedge derivatives with an offsetting swap transaction during the second quarter of 2001. The fair market value of the swap was recorded in gas revenues.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $6.5 million, $6.0 million and $7.1 million in 2002, 2001 and 2000, respectively. The law that allowed substantially all of these credits expired at the end of 2002.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.'s (KLT Investments) earnings in 2002 totaled $10.4 million (including an after tax reduction of $5.7 million in its affordable housing investment) compared to earnings of $6.6 million in 2001 (including an after tax reduction of $8.6 million in its affordable housing investment) and earnings of $13.3 million in 2000 (including an after tax reduction of $1.5 million in its affordable housing investment).

Pretax reductions in affordable housing investments were $9.0 million, $13.5 million and $2.4 million in 2002, 2001 and 2000, respectively. Pretax reductions in its affordable housing investments are estimated to be $13 million, $7 million, $7 million, and $6 million for the years 2003 through 2006, respectively. The reductions in 2002, 2001 and 2000 and estimated future reductions are based on comparisons of the cost for those properties accounted for by the cost method to the total projected residual value of the properties and remaining tax credits to be received. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after the estimated reductions, earnings from the investments in affordable housing are expected to be positive for the next four years.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $19.3 million, $19.2 million and $19.2 million in 2002, 2001 and 2000, respectively.

Subsidiary of KLT Telecom Files for Bankruptcy - DTI
The accounting treatment related to DTI and its 2001 bankruptcy is complex and is addressed in greater detail in Note 19 to the consolidated financial statements; consequently, Note 19 in its entirety is incorporated by reference in this portion of Management's Discussion and Analysis and should be read as a component of this discussion.

In 1997, KLT Telecom originally purchased, for $45 million, a 47% equity ownership of DTI, a facilities-based telecommunications company headquartered in St. Louis. DTI's operating losses reduced this original equity investment to zero by June 2000. In February 2001, KLT Telecom increased its ownership to 83.6% by purchasing additional shares at a cost of approximately $40 million, and in conjunction with such purchase made a $94 million loan to Holdings. Also in February 2001, KLT

Telecom made a commitment to obtain or arrange a $75 million revolving credit facility for Digital Teleport Inc. KLT Telecom loaned Digital Teleport Inc. $47 million during 2001 under this and other arrangements. DTI intended to refinance part of these loans. However, a new senior credit facility from bank lenders was not obtained due to, among other things, the downturn in the telecommunications industry.

Starting in the second quarter of 2001, DTI conserved cash by more narrowly focusing its strategy to providing connectivity in secondary and tertiary markets in a five state region. DTI actively explored its strategic alternatives including a merger, sale of assets and all other types of recapitalization including bankruptcy. DTI originally thought that the industry downturn would be only temporary. However, during the fourth quarter the combination of a lack of additional financing, continued decline of the telecommunication industry, and the cash requirements of maintaining its long-haul assets resulted in DTI making the decision to abandon certain of its long-haul assets and file for reorganization under Chapter 11 of the U.S. Bankruptcy Code.

On December 31, 2001, a subsidiary of KLT Telecom, Holdings and its subsidiaries, Digital Teleport and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These cases have been consolidated for joint procedural administration. Holdings and its two subsidiaries are collectively called "DTI". The filings enable DTI to continue to conduct its business operations while attempting to resolve its financial obligations. KLT Telecom agreed to provide up to $5 million in a DIP Loan to Digital Teleport for a term of 18 months during the bankruptcy process if it achieves certain financial goals. The Bankruptcy Court approved the DIP Loan on February 18, 2002, but no advances have been made under the DIP Loan to date.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (Century Tel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, but the Asset Purchase Agreement contains conditions to closing which include among other items the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003.

In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement, if approved by the Bankruptcy Court, resolves all material issues and disputes among the parties to that agreement. The Teleport Settlement Agreement does not resolve any claims that Holdings or its creditors may have against the Company; however, as discussed below, settlement discussions have commenced in the Holdings bankruptcy case. Digital Teleport and Digital Teleport of Virginia have prepared a Chapter 11 plan (Chapter 11 Plan) and disclosure statement reflecting the Asset Sale and the terms of the Teleport Settlement Agreement and expect that a confirmation hearing will be held by the Bankruptcy Court in May 2003. The Chapter 11 Plan contemplates that Digital Teleport and Digital Teleport of Virginia will be liquidated after distribution of those companies' assets to their creditors pursuant to the Chapter 11 Plan and the Teleport Settlement Agreement.

In an objection to a motion by Digital Teleport for an extension of time in which to propose a Chapter 11 plan, the largest creditor of Holdings (the Creditor) asserted that Holdings, Digital Teleport and their creditors have claims against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy based on theories of breach of contract, fraudulent conveyance, recharacterization of debt, subordination and breach of fiduciary duty. Among other things, the Creditor asserted that certain tax benefits should have been paid to Holdings and Digital Teleport, rather than to KLT Telecom as provided in the October 1, 2001 Great Plains Energy tax allocation agreement. The Creditor has not otherwise pursued these claims at this time, and the Company believes that it has meritorious defenses to these claims. Further,

Holdings, the principal creditors of Holdings (including the Creditor), KLT Telecom, KLT Inc., KCP&L, and Great Plains Energy are in the process of negotiating a separate settlement agreement which, if finalized and approved by the Bankruptcy Court, is anticipated to resolve the Holdings bankruptcy case and any claims that might be asserted in the Holdings bankruptcy case against the Company, and to provide payment to the creditors of Holdings from a portion of the proceeds KLT Telecom otherwise would receive from the Asset Sale. If the separate settlement agreement is finalized, it is anticipated that the Chapter 11 Plan will be modified to add Holdings as a proponent and to include the terms of the Holdings Settlement Agreement. For further information regarding the DTI bankruptcy proceedings, see Note 19 to the consolidated financial statements.

The operating results of DTI have been included for the period February 8, 2001 (date of acquisition) through September 30, 2001, for consolidated KCP&L and through December 31, 2001, for Great Plains Energy. Because of DTI's bankruptcy filings, KLT Telecom no longer has control over nor can it exert significant control over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and is presented on the cost basis. Consequently, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI during 2002 and will not do so during the remaining period of the DTI bankruptcy proceedings.

Because of the bankruptcy filings, a $195.8 million net write-off was included in (Gain) Loss on Property in operating expenses on Great Plains Energy's 2001 Consolidated Statement of Income. A corresponding tax benefit of $55.8 million was included in income taxes. The net impact of the bankruptcy to income was a $140.0 million reduction.

Income taxes reported in 2001 do not reflect the entire effect of the net write-off because of the uncertainty of recognizing future tax deductions while in the bankruptcy process. If additional DTI assets are abandoned or sold during the bankruptcy process, or additional tax losses not already reflected are incurred by DTI, future tax benefits will be recorded.

Other
During 2001, KLT Energy Services wrote off its $6.2 million investment in the common stock of Bracknell due to a decline in its share price and the bankruptcy filing of one of Bracknell's subsidiaries. In 2000, KLT Inc. realized losses on its investment in CellNet Data Systems Inc. (CellNet) of $3.1 million after tax.

Significant Balance Sheet Changes
         (December 31, 2002 compared to December 31, 2001)
    o Great Plains Energy's receivables increased $48.9 million primarily due to a $48.4 million increase in Strategic Energy's receivables as a result of the strong growth in its power supply coordination services and a $7.7 million increase in consolidated KCP&L's receivables partially offset by a $4.7 million decrease in KLT Gas' receivables. Consolidated KCP&L's receivables increased primarily due to a $7.3 million increase in KCP&L's receivables due to an increase in bulk power sales.
    o Great Plains Energy's affordable housing limited partnerships decreased $12.5 million primarily due to a reduction in the valuation of the properties held by KLT Investments.
    o Great Plains Energy's goodwill increased $9.0 million due to an increase of $12.0 million related to IEC's purchase of a 6% indirect ownership interest in Strategic Energy partially offset by a decrease in consolidated KCP&L goodwill of $3.0 million due to the cumulative effect write-down of goodwill at RSAE.
    o Great Plains Energy's other deferred charges increased $8.6 million primarily due to an $8.5 million increase in consolidated KCP&L's other deferred charges. Consolidated KCP&L's other deferred charges increase was primarily due to a $4.3 million increase in KCP&L's fair value of interest rate hedging derivatives and a $3.8 million increase in intangible assets at RSAE reflecting the purchase of a trademark and logo and the extension of an employment contract and non-compete agreement with a key employee.
    o Great Plains Energy's notes payable decreased $99.7 million primarily due to Great Plains Energy paying down $110.0 million of its short-term credit facility with proceeds from the November 2002 equity offering. This decrease was partially offset by Great Plains Energy borrowings in 2002 primarily used to make a capital contribution to KCP&L and a $3.4 million increase in consolidated KCP&L's notes payable due to additional borrowing by RSAE on its short-term credit facility for general corporate purposes.
    o Great Plains Energy's and consolidated KCP&L's commercial paper decreased $62.0 million primarily due to KCP&L paying down commercial paper with cash flow from operations and a capital contribution from Great Plains Energy.
    o Great Plains Energy's current maturities of long-term debt decreased $104.7 million primarily due to a $102.5 million decrease in consolidated KCP&L's current maturities of long-term debt. Consolidated KCP&L's decrease was primarily due to refinancing $200.0 million of maturing KCP&L medium-term notes with the issuance of KCP&L unsecured senior notes and a $27.0 million decrease due to KCP&L retiring medium-term notes partially offset by a $124.0 million increase in the current portion of KCP&L's medium-term notes.
    o Great Plains Energy's and consolidated KCP&L's Environmental Improvement Revenue Refunding (EIRR) bonds classified as current decreased $96.5 million due to the remarketing of $146.5 Series 1998 A, B and D bonds to a five-year term offset by $50.0 million of Series 1998 C bonds classified as current due to the scheduled remarketing in August 2003.
    o Great Plains Energy's accounts payable increased $1.6 million primarily due to a $42.5 million increase in Strategic Energy's accounts payable as a result of the strong growth in its power supply coordination services, mostly offset by a $35.4 million decrease in consolidated KCP&L's accounts payable and a $5.4 million decrease in KLT Gas' accounts payable. Consolidated KCP&L's accounts payable decreased primarily due to the timing of cash payments by KCP&L.
    o Great Plains Energy's and consolidated KCP&L's pension liability increased $44.6 million primarily due to KCP&L's $42.2 million additional minimum pension liability as a result of a significant decline in the market value of pension plan assets.
    o Great Plains Energy's combined accrued taxes liability and current income tax asset increased $46.0 million to a liability of $29.3 million primarily due to a $49.6 million increase in consolidated KCP&L's accrued tax. Consolidated KCP&L's increase is primarily due to a $50.4 million increase in KCP&L's accrued tax due to the timing of income tax payments.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries and proceeds from the sale of its securities.

Great Plains Energy's capital requirements are principally comprised of KCP&L's utility capital expenditures, KLT Gas' capital expenditures, and KCP&L's pension benefit plan funding requirements discussed below. Capital expenditures are discussed in Management's Discussion and Analysis consolidated KCP&L and KLT Gas sections. Additional cash and capital requirements for the companies, including long-term debt requirements, are discussed below.

Great Plains Energy's liquid resources at December 31, 2002, included cash flows from operations of subsidiaries, $65.3 million cash on hand and $367.0 million of unused bank lines of credit. The unused lines consisted of $126.0 million from KCP&L's short-term bank lines of credit, $30.0 million from Strategic Energy's bank line of credit, and $211.0 million from Great Plains Energy's revolving credit facilities.

Great Plains Energy terminated its $129 million bridge revolving credit facility in the first quarter of 2002 and replaced it with a $205 million 364-day revolving credit facility syndicated with a group of banks. Also during 2002, Great Plains Energy entered into a $20 million 364-day revolving credit facility with a bank. The $205 million facility contains a material adverse change (MAC) clause that requires Great Plains Energy to represent, prior to receiving any funding, that no MAC has occurred. The $20 million facility does not contain a MAC clause. Great Plains Energy's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. The Company is currently negotiating the renewal and consolidation of these facilities.

Strategic Energy increased its bank line of credit in 2002 to $30 million from $10 million. The line of credit contains a MAC clause. This agreement requires Strategic Energy to represent, prior to receiving any funding, that no MAC has occurred.

KCP&L's primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $126.0 million with six banks (as of December 31, 2002). KCP&L uses these lines to provide support for its issuance of commercial paper, which had all been repaid at December 31, 2002. These bank facilities are each for a 364-day term and mature at various times throughout the year. Four of the facilities totaling $76.0 million can be extended for one year under their term out provisions. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two agreements require KCP&L to represent, prior to receiving any funding, that no MAC has occurred. KCP&L's available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. At December 31, 2002, the consolidated indebtedness to consolidated capitalization ratio calculated in accordance with the covenant was 0.60 to 1.0; therefore, the Company was in compliance with the covenant.

Under the indenture relating to KCP&L's 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCP&L Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCP&L Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Prior to forming Great Plains Energy, KCP&L had these agreements. Great Plains Energy agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments to not be in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments' lenders the right to have KLT Investments repurchase the notes if Great Plains Energy's senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L's stock. At December 31, 2002, KLT Investments had $19.7 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L maintains its common equity at not less than 35% of total capitalization. Additionally, Great Plains Energy maintains its consolidated common equity at no less than 30% of total consolidated capitalization.

KCP&L's consolidated statements of cash flows include KLT Inc. and GPP for all the periods prior to the October 1, 2001 formation of the holding company. The presentation of the prior years statements of cash flows for Great Plains Energy is provided for comparative purposes and is identical to the statements of cash flows for consolidated KCP&L, prior to the formation of the holding company. The effect of DTI on the statements of cash flows is detailed in Note 19 to the consolidated financial statements.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for all periods presented. The increase for Great Plains Energy and consolidated KCP&L in 2002 compared to 2001 is due to the changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. The increase for Great Plains Energy and consolidated KCP&L in 2001 compared to 2000 is due to increased net income before non-cash expenses. The increased net income before non-cash expenses was partially offset by the changes in working capital detailed in Note 2 to the consolidated financial statements.

Great Plains Energy's and consolidated KCP&L's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. With KCP&L's mid-2001 completion of the rebuild of Hawthorn No. 5, utility capital expenditures and the allowance for borrowed funds used during construction decreased $139.1 million in 2002 compared to 2001 and $142.0 million in 2001 compared to 2000. The decreases in 2002 compared to 2001 would have been greater if not for $14.7 million of KCP&L capital expenditures as a result of the January 2002 ice storm. Cash used for purchases of investments and nonutility property in 2002 compared to 2001 decreased primarily reflecting KLT Telecom's 2001 investments in DTI and DTI's 2001 purchases of telecommunications property. The increase in 2001 compared to 2000 for the DTI investments and purchased property was partially offset by KLT Gas' investments in gas properties during 2000. Proceeds from the sale of properties decreased significantly in 2002 compared to 2001 because of KLT Gas' 2001 sale of its equity ownership in Patrick KLT Gas, LLC. Proceeds from the sale of properties also decreased significantly in 2001 compared to 2000 because the proceeds from the sale of KLT Gas properties in 2000 more than offset the 2001 sale.

Great Plains Energy completed a public offering of 6.9 million of Great Plains Energy common shares at $22 per share, raising $151.8 million in gross proceeds in late 2002. Expenses to issue the stock totaled $6.1 million, which is included in other financing activities. Great Plains Energy repaid $178.8 million of debt balances in 2002 compared to net borrowings in 2001 of $197.2 million. Included in the Great Plains Energy's amounts, consolidated KCP&L repaid $57.2 million of debt balances in 2002 compared to net borrowings of $171.0 million in 2001. The repayments in 2002 compared to the borrowings in 2001 reflect decreased investing activities in utility capital expenditures, nonutility property and investments discussed above. Cash from Great Plains Energy financing activities increased in 2001 compared to 2000 primarily because short-term borrowings increased $140.7 million in 2001 compared to a $183.1 million decrease in 2000. However, this change in short-term borrowings was partially offset by a $264.1 million decrease in long-term debt issuances, net of repayments. Cash from consolidated KCP&L financing activities increased similarly in 2001 compared to 2000, but exclude the fourth quarter 2001 $99.5 million repayment of KLT Inc.'s bank credit agreement and a fourth quarter 2001 $124.0 million increase in short term borrowings by Great Plains Energy.

On November 7, 2002, Great Plains Energy entered into an Agreement and Plan of Merger (Agreement) with ELC, the ELC shareholders and IEC, a wholly-owned subsidiary of Great Plains Energy. The ELC Shareholders received $15.1 million in merger consideration. As part of the merger consideration, on November 7, 2002, Great Plains Energy issued 387,596 additional shares of its common stock to the ELC Shareholders. The Agreement valued such shares at approximately $8 million. The remainder of the merger consideration was in short-term notes, which were paid in January 2003.

In early 2003, KCP&L received a total of approximately $100 million as an equity contribution from Great Plains Energy. KCP&L repaid $104.0 million of medium-term notes included in current maturities on its December 31, 2002, balance sheet.

The Company's common dividend payout ratio was 81% (excluding the cumulative effect of a change in accounting principle) in 2002, 104% (excluding the extraordinary item and the DTI net write-off) in 2001, and 81% (excluding the cumulative effect of changes in accounting principles) in 2000. See the Results of Operations sections for discussion of significant factors impacting earnings in 2002, 2001 and 2000.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity) and dividends with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt (detailed below) will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Great Plains Energy filed a registration statement in April 2002 for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. The registration statement became effective in November 2002 and Great Plains Energy issued $151.8 million of common stock. The proceeds were used for repayment of debt and general corporate purposes.

As a registered public utility company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue equity or debt. Great Plains Energy is currently authorized to issue up to $450.0 million of debt and equity. Great Plains Energy has utilized $423.8 million of this amount as follows: (i) $39.0 million in preferred stock issued in connection with the October 1, 2001, reorganization; (ii) $225.0 million in revolving credit facilities and (iii) $159.8 million in common equity issued in a public offering and in connection with IEC's acquisition of an indirect ownership interest in Strategic Energy. Great Plains Energy is seeking an additional $750 million in authorization from the SEC and anticipates the SEC will act on the application in 2003.

In 2002, KCP&L issued $225 million of 6.0% unsecured senior notes, maturing in 2007. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes.

KCP&L plans to file a registration statement in 2003 for up to $255 million in debt securities. This will preserve KCP&L's flexibility to access the capital markets for long-term debt if required.

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 3 to the consolidated financial statements.

Pensions
KCP&L maintains defined benefit plans for substantially all of its employees. Our policy is to fund the plan on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions of $1.6 million and $1.0 million were made in 2002 and 2001, respectively.

Due to sharp declines in the debt and equity markets since the third quarter of 2000, the value of assets held in the trusts to satisfy pension plan obligations has decreased significantly. As a result, under the minimum funding requirements of ERISA, KCP&L will be required to fund approximately $9.7 million and $20.9 million during 2003 and 2004, respectively. Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support this funding.

Participants in the plans may request a lump-sum cash payment upon termination of their employment, which could result in increased cash requirements from pension plan assets and KCP&L being required to accelerate future funding. While it is difficult to estimate future cash requirements due to uncertain market conditions and other factors, additional funding may be required in future years.

Under the terms of the pension plans, KCP&L reserves the right to amend or terminate the plans, and from time to time benefits have changed. See Note 7 to the consolidated financial statements for further discussion.

Credit Ratings
At December 31, 2002, the major credit rating agencies rated the Companies' securities as follows:

                                       Moody's                    Standard
                                   Investor Service              and Poor's
Great Plains Energy
  Outlook                               Negative                    Stable
  Corporate Credit Rating                  -                          BBB
  Bank Credit Facility                    Baa2                         -
  Preferred Stock                         Ba1                         BB+
  Senior Unsecured Debt            Baa2 (preliminary)         BBB- (preliminary)
  Subordinated Debt                Baa3 (preliminary)         BBB- (preliminary)

KCP&L
  Outlook                               Negative                    Stable
  Senior Secured Debt                      A1                         BBB
  Senior Unsecured Debt                    A2                         BBB
  Commercial Paper                        P-1                         A-2

These ratings reflect the current views of these rating agencies and no assurances can be given that these ratings will continue for any given period of time. The Companies view maintenance of strong credit ratings as being extremely important; however, and to that end, an active and ongoing dialogue is maintained with the agencies with respect to the Companies' results of operations, financial position, and future prospects.

None of the Companies' outstanding debt, except for the notes associated with affordable housing investments discussed above, is impacted by a decline in credit ratings, which would cause the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation, or sale. However, in the event of a downgrade the Companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities. Additionally, in one bond agreement, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the bond's credit ratings. See Note 15 to the consolidated financial statements.

Supplemental Capital Requirements and Liquidity Information
The following information is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Cash Obligations

Payment due by period                   2003        2004        2005        2006        2007     After 2007    Total
                                                                             (millions)
Long-term debt,
   including current maturities       $  134.1    $   60.6    $  254.2    $    2.6    $  227.0    $  507.6    $1,186.1
Lease obligations                         30.1        33.9        36.1        37.2        14.7       114.7       266.7
Other long-term obligations, net         588.2       360.8       267.5        68.5        20.9       160.4     1,466.3
   Total contractual obligations      $  752.4    $  455.3    $  557.8    $  108.3    $  262.6    $  782.7    $2,919.1


Consolidated KCP&L Contractual Cash Obligations

Payment due by period                   2003        2004        2005        2006        2007     After 2007    Total
                                                                             (millions)
Long-term debt,
   including current maturities       $  124.9    $   55.8    $  250.9    $    0.9    $  226.5    $  507.3    $1,166.3
Lease obligations                         29.2        33.2        35.6        36.8        14.3       114.3       263.4
Other long-term obligations, net          87.8        61.3        45.4        18.4        12.3       148.8       374.0
   Total contractual obligations      $  241.9    $  150.3    $  331.9    $   56.1    $  253.1    $  770.4    $1,803.7

Long-term debt, including current maturities excludes $0.9 million discount on senior notes and the $4.3 million fair value adjustment to the EIRR bonds related to SFAS No. 133. EIRR bonds classified as current liabilities of $81 million due 2017 are included here on their final due date. See Note 15 to the consolidated financial statements.

Lease obligations includes capital and operating lease obligations; capital lease obligations are less than 5% of the total. Lease obligations also includes leases for railcars to serve jointly-owned generating units where KCP&L is the managing partner. KCP&L will be reimbursed by the other owners for about $1.9 million per year ($24.4 million total). Lease obligations excludes a commitment to either purchase leased combustion turbines at termination of the construction leasing agreement for a price equal to amounts expended by the Lessor or sell the turbines on behalf of the Lessor while guaranteeing the Lessor's receipt of an amount equal to 83.21% of the amounts expended. See Note 10 to the consolidated financial statements for additional information.

Other long-term obligations include commitments for KCP&L's share under contracts for acquisition of coal, and nuclear fuel including the DOE assessment; and capacity purchases for KCP&L. KCP&L has capacity sales agreements not included above that total $12.8 million for 2003, $11.8 million per year for 2004 through 2007, and $49.3 million after 2007. Great Plains Energy also includes Strategic Energy's purchased power commitments of $500.4 million, 299.5 million, $222.1 million, $50.1 million, $8.6 million and $11.6 million for 2003 through 2007 and after 2007, respectively.

Guarantees
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended business purposes.

As prescribed in Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", the Company will begin recording a liability for the fair value of obligations it undertakes for guarantees issued after December 31, 2002. The interpretation does not encompass guarantees of the Company's own future performance, such as Great Plains Energy's guarantees to support Strategic Energy power purchases and regulatory requirements; however, these guarantees are included in the presentation below. KCP&L will record an immaterial amount for the fair value of guarantees expected to be issued in 2003 for the residual value of vehicles and heavy equipment under an operating lease.

Other Commercial Commitments Outstanding

                                                 Amount of commitment expiration per period
                                      2003        2004      2005       2006      2007   After 2007   Total
                                                                         (millions)
Consolidated KCP&L Guarantees        $  1.8      $  1.8    $  1.8     $  1.5    $  1.5    $  4.4     $ 12.8
Great Plains Energy Guarantees,
   including consolidated KCP&L      $178.0      $  1.8    $ 11.4     $  1.5    $  2.4    $ 45.9     $241.0

Great Plains Energy and KLT Inc. have provided $202.3 million of guarantees to support Strategic Energy power purchases and regulatory requirements. Strategic Energy's current power supply contracts end in 2010; however, 94% expire by the end of 2005. As of December 31, 2002, guarantees related to Strategic Energy are as follows:
    o Great Plains Energy direct guarantees to counterparties totaling $68.7 million and KLT Inc. direct guarantees to counterparties totaling $60.4 million, with varying expiration dates
    o Great Plains Energy indemnifies the issuers of surety bonds totaling $61.2 million, of which $51.6 million expire in 2003 and $9.6 million expire in 2005
    o Great Plains Energy guarantees related to letters of credit totaling $11.9 million, all of which expire in 2003

RSAE has a $25 million line of credit with a commercial bank, which Great Plains Energy supports through an agreement that ensures adequate capital to operate RSAE. KCP&L is contingently liable for guaranteed energy savings under agreements with several customers.

KLT Inc. issued a letter of credit, currently $0.9 million, related to the sale of demand side management credits by Custom Energy, LLC, which renews annually and has five years remaining.

KCP&L has entered agreements guaranteeing an aggregate value of approximately $12.8 million over the next eight years. In most cases a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees.

The table above does not include the following guarantees because they do not require a future cash payment:
    o Custom Energy, LLC has guaranteed construction performance bonds totaling $9.7 million which are secured by KLT Energy Services' ownership interest in Custom Energy. These bonds are expected to expire in 2003.
    o RSAE and its subsidiary, R. S. Andrews of Maryland, have secured notes to an individual and a company totaling $4.1 million. The security for the notes includes a pledge of RSAE stock in R. S. Andrews of Maryland and a security interest in all of R. S. Andrews of Maryland assets. In the event of default on either of the notes, RSAE's investment in R. S. Andrews of Maryland would be at risk to satisfy the notes.

The table above does not include the following guarantees:

KCP&L Financing I, a trust, has issued $150.0 million of preferred securities. In connection with the issuance of the preferred securities, KCP&L issued a preferred securities guarantee, which guarantees the payment of any accrued and unpaid distributions, the redemption price and payments upon dissolution, winding-up or termination of the trust, all to the extent that the trust has funds available therefore. At December 31, 2002, there were no accrued and unpaid distributions.

In December 2002, KCP&L obtained bond insurance policies as a credit enhancement to its Series 1993A and 1993B EIRR bonds, which total $79.5 million. The insurance agreement between KCP&L and the issuer of the bond insurance policies, provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 10 to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Commodity Risk
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and accordingly, are exposed to risk associated with the price of electricity.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity/energy contracts. KCP&L maintains a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its owned or contracted power generating units. The agreements contain penalties for non-performance to protect KCP&L from energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to its customers. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system and market prices at the time of the increases. During 2002, approximately 75% of KCP&L's net MWh's generated was coal-fired. A hypothetical 10% increase in the market price of coal could have resulted in a $2.9 million decrease in pretax earnings for 2002. KCP&L currently has approximately 95% of its coal requirements for 2003 under contract. Approximately 10% of the 2003 expected delivered cost of coal is subject to the market price of coal, which is approximately one-half of the amounts subject to the market price of coal in 2002. KCP&L has implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices would have resulted in a decrease of less than $1.0 million in pretax earnings. Approximately 75% of KCP&L's summer 2003 projected gas generation requirements for retail and firm wholesale sales are price protected through its hedging program, which is consistent with the percentages hedged in 2002. A hypothetical 10% increase in the cost of purchased power could have resulted in a $2.8 million decrease in pretax earnings for 2002.

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

KCP&L and Strategic Energy are not required to record energy transactions at fair value. Commitments to purchase and sell energy and energy-related products except for derivatives that qualify as cash flow hedges are currently carried at cost. KCP&L and Strategic Energy report the revenue and expense associated with all energy contracts at the time the underlying physical transaction closes consistent with industry practice and the business philosophy of generating/purchasing and delivering physical power to customers.

Interest Rate Risk
Great Plains Energy manages interest expense and short and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2002, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a decrease of less than $1.0 million in pretax earnings for 2002. Additionally, interest rates impact the fair value of long-term debt. A change in interest rates would impact the Company to the extent it redeemed any of its outstanding debt. At December 31, 2002, stated values approximate fair value.

Equity Price Risk
KCP&L maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its Wolf Creek nuclear power plant. KCP&L does not expect Wolf Creek decommissioning to start before 2025. As of December 31, 2002, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3.9 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $2.3 million reduction in the fair value of the equity securities as of December 31, 2002. KCP&L's exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral would have resulted in a decrease of less than $1.0 million in pretax earnings for 2002.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS


                                               GREAT PLAINS ENERGY
                                        Consolidated Statements of Income


Year Ended December 31                                              2002             2001             2000
                                                                                  (thousands)
Operating Revenues
   Electric revenues - KCP&L                                      $ 1,009,868     $   967,479      $   951,960
   Electric revenues - Strategic Energy                               788,278         396,004          111,844
   Other revenues                                                      63,736          98,435           52,064
      Total                                                         1,861,882       1,461,918        1,115,868
Operating Expenses
   Fuel                                                               159,666         163,846          153,144
   Purchased power - KCP&L                                             46,214          65,173          105,722
   Purchased power - Strategic Energy                                 685,370         329,003           84,449
   Gas purchased and production expenses                                3,531          16,932           30,396
   Other                                                              332,650         323,663          249,926
   Maintenance                                                         91,944          77,802           74,466
   Depreciation and depletion                                         151,593         158,771          132,378
   General taxes                                                       99,351          98,060           92,228
   (Gain) Loss on property                                                (92)        171,477          (99,118)
      Total                                                         1,570,227       1,404,727          823,591
Operating income                                                      291,655          57,191          292,277
Loss from equity investments                                           (1,173)           (376)         (19,441)
Minority interest in subsidiaries                                     (10,753)         (2,899)          (4,376)
Non-operating income                                                    6,893          12,348           21,643
Non-operating expenses                                                (20,055)        (38,889)         (32,620)
Interest charges                                                       89,094         103,332           75,686
Income (loss) before income taxes, extraordinary item and
   cumulative effect of changes in accounting principles              177,473         (75,957)         181,797
Income taxes                                                           48,285         (35,914)          53,166
Income (loss) before extraordinary item and cumulative effect
   of changes in accounting principles                                129,188         (40,043)         128,631
Early extinguishment of debt, net of income taxes (Note 19)                 -          15,872                -
Cumulative effect to January 1 of changes in
   accounting principles (Note 6 and 7)                                (3,000)              -           30,073
Net income (loss)                                                     126,188         (24,171)         158,704
Preferred stock dividend requirements                                   1,646           1,647            1,649
Earnings (Loss) available for common stock                        $   124,542     $   (25,818)     $   157,055
Average number of common shares outstanding                            62,623          61,864           61,864
Basic and diluted earnings (loss) per common share
   before extraordinary item and cumulative effect of
   changes in accounting principles                               $      2.04     $     (0.68)     $      2.05
Early extinguishment of debt                                                -            0.26                -
Cumulative effect to January 1 of changes in
   accounting principles                                                (0.05)              -             0.49
Basic and diluted earnings (loss) per common share                $      1.99     $     (0.42)     $      2.54

Cash dividends per common share                                   $      1.66     $      1.66      $      1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               GREAT PLAINS ENERGY
                           Consolidated Balance Sheets


                                                    December 31     December 31
                                                        2002            2001
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                        $    65,302     $    29,034
   Receivables                                          200,972         152,114
   Fuel inventories, at average cost                     21,311          22,246
   Materials and supplies, at average cost               50,800          50,696
   Current income taxes                                       -          31,031
   Deferred income taxes                                  3,233           5,061
   Other                                                 19,543          19,167
      Total                                             361,161         309,349
Nonutility Property and Investments
   Affordable housing limited partnerships               68,644          81,136
   Gas property and investments                          45,419          43,385
   Nuclear decommissioning trust fund                    63,283          61,766
   Other                                                 63,964          63,616
      Total                                             241,310         249,903
Utility Plant, at Original Cost
   Electric                                           4,428,433       4,332,464
   Less-accumulated depreciation                      1,885,389       1,793,786
      Net utility plant in service                    2,543,044       2,538,678
   Construction work in progress                         39,519          51,265
   Nuclear fuel, net of amortization of
      $121,951 and $127,101                              21,506          33,771
      Total                                           2,604,069       2,623,714
Deferred Charges
   Regulatory assets                                    128,901         124,406
   Prepaid pension costs                                 85,945          88,337
   Goodwill                                              46,058          37,066
   Other deferred charges                                39,295          30,724
      Total                                             300,199         280,533
      Total                                         $ 3,506,739     $ 3,463,499

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                    $    44,679     $   144,404
   Commercial paper                                           -          62,000
   Current maturities of long-term debt                 134,092         238,767
   EIRR bonds classified as current                      81,000         177,500
   Accounts payable                                     175,547         173,956
   Accrued taxes                                         29,257          14,324
   Accrued interest                                      16,407          13,262
   Accrued payroll and vacations                         28,000          26,422
   Accrued refueling outage costs                         8,292          12,979
   Other                                                 32,816          35,810
      Total                                             550,090         899,424
Deferred Credits and Other Liabilities
   Deferred income taxes                                593,169         594,704
   Deferred investment tax credits                       41,565          45,748
   Accrued nuclear decommissioning costs                 64,584          63,040
   Pension liability                                     73,251          28,692
   Other                                                 81,275          85,393
      Total                                             853,844         817,577
Capitalization (see statements)                       2,102,805       1,746,498
Commitments and Contingencies (Note 10)
      Total                                         $ 3,506,739     $ 3,463,499

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           GREAT PLAINS ENERGY
                                Consolidated Statements of Capitalization

                                                                           December 31      December 31
                                                                              2002             2001
                                                                                   (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2004-07,
         7.55%* and 7.28%** weighted-average rate                          $    55,000      $   179,000
      2.48%* and 2.71%** EIRR bonds due 2012-23                                158,768          158,768
      EIRR bonds classified as current liabilities                             (31,000)         (31,000)
   Senior Notes
      7.125% due 2005                                                          250,000          250,000
      6.500% due 2011                                                          150,000          150,000
      6.000% due 2007                                                          225,000                -
      Unamortized discount                                                        (915)            (660)
   EIRR bonds
      2.41%* and 3.25%** Series A & B due 2015                                 109,607          106,500
      4.50%*** Series C due 2017                                                50,000           50,000
      2.41%* and 3.25%** Series D due 2017                                      41,183           40,000
      EIRR bonds classified as current liabilities                             (50,000)        (146,500)
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
        5.70%* and 8.14%** weighted-average rate due 2004-16                     6,128            2,832
      Affordable Housing Notes
        7.84%* and 8.16%** weighted-average rate due 2004-08                    10,564           19,746
         Total                                                                 974,335          778,686
Company-obligated Mandatorily Redeemable Preferred Securities
   of a trust holding solely KCP&L Subordinated Debentures                     150,000          150,000
Cumulative Preferred Stock
   $100 Par Value
      3.80% - 100,000 shares issued                                             10,000           10,000
      4.50% - 100,000 shares issued                                             10,000           10,000
      4.20% - 70,000 shares issued                                               7,000            7,000
      4.35% - 120,000 shares issued                                             12,000           12,000
         Total                                                                  39,000           39,000
Common Stock Equity
   Common stock-150,000,000 shares authorized without par value
                 69,196,322 and 61,908,726 shares issued, stated value         609,497          449,697
   Capital stock premium and expense                                            (7,744)          (1,656)
   Retained earnings (see statements)                                          363,579          344,815
   Treasury stock                                                                   (4)            (903)
   Accumulated other comprehensive loss
      Income (loss) on derivative hedging instruments                              927          (12,110)
      Minimum pension obligation                                               (26,785)          (1,031)
         Total                                                                 939,470          778,812
         Total                                                             $ 2,102,805      $ 1,746,498

* Weighted-average rate as of December 31, 2002
** Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of December 31, 2002 and 2001

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           GREAT PLAINS ENERGY
                                  Consolidated Statements of Cash Flows



Year Ended December 31                                          2002              2001              2000
                                                                               (thousands)
Cash Flows from Operating Activities
Net income (loss)                                            $ 126,188         $ (24,171)        $ 158,704
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes                -           (15,872)                -
    Cumulative effect of changes in accounting priciples         3,000                 -           (30,073)
    Depreciation and depletion                                 151,593           158,771           132,378
    Amortization of:
      Nuclear fuel                                              13,109            17,087            15,227
      Other                                                     12,496            16,755            11,940
    Deferred income taxes (net)                                 15,594              (301)          (29,542)
    Investment tax credit amortization                          (4,183)           (4,289)           (4,296)
    Loss from equity investments                                 1,173               376            19,441
    (Gain) Loss on property                                        (92)          171,477           (99,118)
    Allowance for equity funds used during construction           (299)           (3,616)           (4,001)
    Deferred storm costs                                       (20,149)                -                 -
    Minority interest                                           10,753             2,899             4,376
    Other operating activities (Note 2)                         28,022           (40,255)           18,837
      Net cash from operating activities                       337,205           278,861           193,873
Cash Flows from Investing Activities
Utility capital expenditures                                  (131,158)         (262,030)         (401,041)
Allowance for borrowed funds used during construction             (979)           (9,197)          (12,184)
Purchases of investments                                        (7,134)          (46,105)          (55,531)
Purchases of nonutility property                               (12,605)          (66,119)          (25,466)
Proceeds from sale of assets                                     7,821            66,460           225,958
Hawthorn No. 5 partial insurance recovery                            -            30,000            50,000
Loan to DTI prior to majority ownership                              -           (94,000)                -
Other investing activities                                      (6,953)           10,306            18,967
      Net cash from investing activities                      (151,008)         (370,685)         (199,297)
Cash Flows from Financing Activities
Issuance of common stock                                       151,800                 -                 -
Issuance of long-term debt                                     228,876           249,597           500,445
Repayment of long-term debt                                   (238,897)         (193,145)         (179,858)
Net change in short-term borrowings                           (168,805)          140,747          (183,099)
Dividends paid                                                (107,424)         (104,335)         (104,335)
Other financing activities                                     (15,479)           (6,883)           (5,925)
      Net cash from financing activities                      (149,929)           85,981            27,228
Net Change in Cash and Cash Equivalents                         36,268            (5,843)           21,804
Cash and Cash Equivalents at Beginning of Year                  29,034            34,877            13,073
Cash and Cash Equivalents at End of Year                     $  65,302         $  29,034         $  34,877

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                            GREAT PLAINS ENERGY
                              Consolidated Statements of Comprehensive Income



Year Ended December 31                                        2002             2001             2000
                                                                           (thousands)
Net Income (Loss)                                           $ 126,188       $ (24,171)       $ 158,704
Other comprehensive loss:
  Gain (loss) on derivative hedging instruments                17,584         (43,706)               -
  Income tax (expense) benefit                                 (7,138)         18,136                -
    Net gain (loss) on derivative hedging instruments          10,446         (25,570)               -

  Minimum pension obligation                                  (42,218)         (1,691)               -
  Income tax benefit                                           16,464             660                -
    Net minimum pension obligation                            (25,754)         (1,031)               -
Reclassification to revenues and expenses, net of tax           2,591          (3,983)           2,337
Comprehensive income (loss) before cumulative
  effect of a change in accounting principles,
  net of income taxes                                         113,471         (54,755)         161,041
Cumulative effect to January 1, 2001, of a change
  in accounting principles, net of income taxes                     -          17,443                -
Comprehensive Income (Loss)                                 $ 113,471       $ (37,312)       $ 161,041

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                            GREAT PLAINS ENERGY
                                Consolidated Statements of Retained Earnings


Year Ended December 31                                        2002             2001             2000
                                                                           (thousands)
Beginning Balance                                           $ 344,815       $ 473,321        $ 418,952
Net Income (Loss)                                             126,188         (24,171)         158,704
                                                              471,003         449,150          577,656
Dividends Declared
  Preferred stock - at required rates                           1,646           1,647            1,649
  Common stock                                                105,778         102,688          102,686
Ending Balance                                              $ 363,579       $ 344,815        $ 473,321

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                     KANSAS CITY POWER & LIGHT COMPANY
                                     Consolidated Statements of Income



Year Ended December 31                                             2002            2001            2000
                                                                                (thousands)
Operating Revenues
   Electric revenues                                           $ 1,009,868     $ 1,256,121     $ 1,063,804
   Other revenues                                                   61,445          94,773          52,064
      Total                                                      1,071,313       1,350,894       1,115,868
Operating Expenses
   Fuel                                                            159,666         163,846         153,144
   Purchased power                                                  46,214         304,862         190,171
   Gas purchased and production expenses                                 -          17,454          30,396
   Other                                                           279,207         304,704         249,926
   Maintenance                                                      91,858          77,172          74,466
   Depreciation and depletion                                      147,925         152,893         132,378
   General taxes                                                    97,699          97,288          92,228
   (Gain) Loss on property                                              59         (22,026)        (99,118)
      Total                                                        822,628       1,096,193         823,591
Operating income                                                   248,685         254,701         292,277
Loss from equity investments                                             -            (501)        (19,441)
Minority interest in subsidiaries                                        -          (1,276)         (4,376)
Non-operating income                                                 4,838          11,996          21,643
Non-operating expenses                                              (9,937)        (33,160)        (32,620)
Interest charges                                                    82,020          97,653          75,686
Income before income taxes, extraordinary item and
   cumulative effect of changes in accounting principles           161,566         134,107         181,797
Income taxes                                                        62,867          30,288          53,166
Income before extraordinary item and cumulative
   effect of changes in accounting principles                       98,699         103,819         128,631
Early extinguishment of debt, net of income taxes (Note 19)              -          15,872               -
Cumulative effect to January 1 of changes in accounting
   principles (Note 6 and 7)                                        (3,000)              -          30,073
Net income                                                          95,699         119,691         158,704
Preferred stock dividend requirements                                    -           1,098           1,649
Earnings available for common stock                            $    95,699     $   118,593     $   157,055

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                        KANSAS CITY POWER & LIGHT COMPANY
                           Consolidated Balance Sheets


                                                   December 31      December 31
                                                      2002             2001
                                                            (thousands)
ASSETS
Current Assets
   Cash and cash equivalents                       $       179      $       962
   Receivables                                          70,170           62,511
   Fuel inventories, at average cost                    21,311           22,246
   Materials and supplies, at average cost              50,800           50,696
   Deferred income taxes                                 3,233            5,061
   Other                                                10,644           11,484
      Total                                            156,337          152,960
Nonutility Property and Investments
   Nuclear decommissioning trust fund                   63,283           61,766
   Other                                                41,414           40,797
      Total                                            104,697          102,563
Utility Plant, at Original Cost
   Electric                                          4,428,433        4,332,464
   Less-accumulated depreciation                     1,885,389        1,793,786
      Net utility plant in service                   2,543,044        2,538,678
   Construction work in progress                        39,519           51,265
   Nuclear fuel, net of amortization
      of $121,951 and $127,101                          21,506           33,771
      Total                                          2,604,069        2,623,714
Deferred Charges
   Regulatory assets                                   128,901          124,406
   Prepaid pension costs                                85,945           88,337
   Goodwill                                             19,952           22,952
   Other deferred charges                               39,256           30,724
      Total                                            274,054          266,419
      Total                                        $ 3,139,157      $ 3,145,656

LIABILITIES AND CAPITALIZATION
Current Liabilities
   Notes payable                                   $    23,850      $    20,404
   Commercial paper                                          -           62,000
   Current maturities of long-term debt                124,911          227,383
   EIRR bonds classified as current                     81,000          177,500
   Accounts payable                                     77,618          113,029
   Accrued taxes                                        65,455           15,895
   Accrued interest                                     15,462           11,327
   Accrued payroll and vacations                        24,538           22,581
   Accrued refueling outage costs                        8,292           12,979
   Other                                                12,630           14,562
      Total                                            433,756          677,660
Deferred Credits and Other Liabilities
   Deferred income taxes                               615,967          630,699
   Deferred investment tax credits                      41,565           45,748
   Accrued nuclear decommissioning costs                64,584           63,040
   Pension liability                                    73,251           28,692
   Other                                                51,230           46,494
      Total                                            846,597          814,673
Capitalization (see statements)                      1,858,804        1,653,323
Commitments and Contingencies (Note 10)
      Total                                        $ 3,139,157      $ 3,145,656

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    KANSAS CITY POWER & LIGHT COMPANY
                                Consolidated Statements of Capitalization

                                                                        December 31        December 31
                                                                           2002               2001
                                                                                 (thousands)
Long-term Debt (excluding current maturities)
   General Mortgage Bonds
      Medium-Term Notes due 2004-07,
         7.55%* and 7.28%** weighted-average rate                       $    55,000        $   179,000
      2.48%* and 2.71%** EIRR bonds due 2012-23                             158,768            158,768
      EIRR bonds classified as current liabilities                          (31,000)           (31,000)
   Senior Notes
      7.125% due 2005                                                       250,000            250,000
      6.500% due 2011                                                       150,000            150,000
      6.000% due 2007                                                       225,000                  -
      Unamortized discount                                                     (915)              (660)
   EIRR bonds
      2.41%* and 3.25%** Series A & B due 2015                              109,607            106,500
      2.41%* and 3.25%** Series D due 2017                                   41,183             40,000
      4.50%*** Series C due 2017                                             50,000             50,000
      EIRR bonds classified as current liabilities                          (50,000)          (146,500)
   Subsidiary Obligations
      R.S. Andrews Enterprises, Inc. long-term debt
         5.70%* and 8.14%** weighted-average rate due 2004-16                 6,128              2,832
         Total                                                              963,771            758,940
Company-obligated Mandatorily Redeemable Preferred Securities
   of a trust holding solely KCP&L Subordinated Debentures                  150,000            150,000
Common Stock Equity
   Common stock-1,000 shares authorized without par value
                    1 share issued, stated value                            562,041            526,041
   Retained earnings (see statements)                                       209,606            219,524
   Accumulated other comprehensive income (loss)
      Income (loss) on derivative hedging instruments                           171               (151)
      Minimum pension obligation                                            (26,785)            (1,031)
         Total                                                              745,033            744,383
         Total                                                          $ 1,858,804        $ 1,653,323

* Weighted-average rate as of December 31, 2002
** Weighted-average rate as of December 31, 2001
*** Weighted-average rate as of December 31, 2002 and 2001


The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    KANSAS CITY POWER & LIGHT COMPANY
                                  Consolidated Statements of Cash Flows



Year Ended December 31                                             2002           2001           2000
                                                                              (thousands)
Cash Flows from Operating Activities
Net income                                                      $  95,699      $ 119,691      $ 158,704
Adjustments to reconcile net income to net cash
  from operating activities:
    Early extinguishment of debt, net of income taxes                   -        (15,872)             -
    Cumulative effect of changes in accounting principles           3,000              -        (30,073)
    Depreciation and depletion                                    147,925        152,893        132,378
    Amortization of:
      Nuclear fuel                                                 13,109         17,087         15,227
        Other                                                       9,581         15,717         11,940
    Deferred income taxes (net)                                    11,355         12,867        (29,542)
    Investment tax credit amortization                             (4,183)        (4,289)        (4,296)
    Loss from equity investments                                        -            501         19,441
    (Gain) Loss on property                                            59        (22,026)       (99,118)
    Allowance for equity funds used during construction              (299)        (3,616)        (4,001)
    Deferred storm costs                                          (20,149)             -              -
    Other operating activities (Note 2)                            19,204        (35,322)        23,213
      Net cash from operating activities                          275,301        237,631        193,873
Cash Flows from Investing Activities
Utility capital expenditures                                     (132,039)      (262,030)      (401,041)
Allowance for borrowed funds used during construction                (979)        (9,197)       (12,184)
Purchases of investments                                           (3,421)       (41,548)       (55,531)
Purchases of nonutility property                                   (1,279)       (49,254)       (25,466)
Proceeds from sale of assets                                            -         64,072        225,958
Hawthorn No. 5 partial insurance recovery                               -         30,000         50,000
Loan to DTI prior to majority ownership                                 -        (94,000)             -
Other investing activities                                         (7,289)         8,087         18,967
      Net cash from investing activities                         (145,007)      (353,870)      (199,297)
Cash Flows from Financing Activities
Issuance of long-term debt                                        228,876        249,597        500,445
Repayment of long-term debt                                      (227,513)       (93,099)      (179,858)
Net change in short-term borrowings                               (58,554)        14,524       (183,099)
Dividends paid                                                          -        (78,246)      (104,335)
Dividends paid to Great Plains Energy                            (105,617)       (25,677)             -
Cash of KLT Inc. and GPP dividended to                                  -        (19,115)             -
  Great Plains Energy
Equity contribution from Great Plains Energy                       36,000         39,000              -
Other financing activities                                         (4,269)        (4,660)        (5,925)
      Net cash from financing activities                         (131,077)        82,324         27,228
Net Change in Cash and Cash Equivalents                              (783)       (33,915)        21,804
Cash and Cash Equivalents at Beginning of Year                        962         34,877         13,073
Cash and Cash Equivalents at End of Year                        $     179      $     962      $  34,877

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                    KANSAS CITY POWER & LIGHT COMPANY
                             Consolidated Statements of Comprehensive Income


Year Ended December 31                                        2002              2001             2000
                                                                             (thousands)
Net income                                                  $  95,699        $ 119,691        $ 158,704
Other comprehensive income (loss):
  Income (loss) on derivative hedging instruments                 702          (39,952)               -
  Income tax (expense) benefit                                   (274)          16,590                -
    Net income (loss) on derivative hedging instruments           428          (23,362)               -
  Minimum pension obligation                                  (42,218)          (1,691)               -
  Income tax benefit                                           16,464              660                -
    Net minimum pension obligation                            (25,754)          (1,031)               -
Reclassification to revenues and expenses, net of tax            (106)          (7,687)           2,337
Comprehensive income before cumulative
  effect of a change in accounting principles,
  net of income taxes                                          70,267           87,611          161,041
Cumulative effect to January 1, 2001, of a change
  in accounting principles, net of income taxes                     -           17,443                -
Comprehensive Income                                        $  70,267        $ 105,054        $ 161,041

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                    KANSAS CITY POWER & LIGHT COMPANY
                               Consolidated Statements of Retained Earnings

Year Ended December 31                                        2002              2001             2000
                                                                             (thousands)
Beginning Balance                                           $ 219,524        $ 473,321        $ 418,952
Net Income                                                     95,699          119,691          158,704
                                                              315,223          593,012          577,656
Dividends Declared
  Preferred stock - at required rates                               -              824            1,649
  Common stock                                                      -           77,011          102,686
  Common stock held by Great Plains Energy                    105,617           25,677                -
  Equity dividend of KLT Inc. and GPP
    to Great Plains Energy                                          -          269,976                -
Ending Balance                                              $ 209,606        $ 219,524        $ 473,321

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the SEC under the 35 Act. Through a corporate restructuring, which was consummated on October 1, 2001, Great Plains Energy became the parent company and sole owner of the common stock of KCP&L. This restructuring was implemented through an agreement and plan of merger whereby KCP&L merged with a wholly-owned subsidiary of Great Plains Energy, with KCP&L continuing as the surviving company and wholly-owned subsidiary of Great Plains Energy. Each outstanding share of KCP&L stock was exchanged for a share of Great Plains Energy stock. As a result, Great Plains Energy replaced KCP&L as the listed entity on the New York Stock Exchange, with the trading symbol GXP. In connection with the reorganization, KCP&L transferred to Great Plains Energy its interest in two wholly-owned subsidiaries, KLT Inc. and GPP. Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries.

Great Plains Energy currently has four direct subsidiaries:

    o KCP&L is an integrated electric utility company that serves retail customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy's three reportable segments. KCP&L has one wholly-owned subsidiary, HSS. HSS has invested in two companies, RSAE and Worry Free. RSAE and Worry Free provide energy-related residential and commercial services.

    o KLT Inc. is an investment company that primarily holds interests in Strategic Energy, KLT Gas, DTI and affordable housing limited partnerships. Strategic Energy and KLT Gas are the other two reportable segments of Great Plains Energy. DTI has filed voluntary bankruptcy petitions. See Note 19 for additional information concerning DTI's bankruptcy petitions.

    o GPP focuses on the development of wholesale generation. During 2002, management decided to limit the operations of GPP until market conditions improve or the Company makes further changes in its business strategy. GPP has made no significant investments to date.

    o    IEC was formed to acquire and hold an interest in Strategic Energy. See
         Note 9 for additional information concerning IEC's acquisition of an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

The operations of Great Plains Energy and its subsidiaries are divided into three reportable segments: KCP&L, Strategic Energy and KLT Gas. Great Plains Energy's legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered reportable segment primarily include the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas and holding company operations.

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy's cash held in trust of $11.4 million at December 31, 2002 and $2.2 million at December 31, 2001.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy. Any excess remittances into the lockboxes are remitted back to Strategic Energy after the disbursement to the supplier has been made.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments and Nonutility Property--Consolidated KCP&L's investments and nonutility property includes the nuclear decommissioning trust fund recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. In addition to consolidated KCP&L's investments, Great Plains Energy's investments and nonutility property include KLT Investments' affordable housing limited partnerships and trading equity securities. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. KLT Investments' other trading equity securities are recorded at fair value based on quoted market prices of the investments held. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt--The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. The stated values approximate fair market values.

Investments in Affordable Housing Limited Partnerships
At December 31, 2002, KLT Investments had $68.6 million in affordable housing limited partnerships. About 67% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $44.2 million exceed this 5% level but were made before May 19, 1995. KLT Investments' management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $9.0 million, $13.5 million and $2.4 million in 2002, 2001 and 2000, respectively. Projected annual reductions of the book cost for the years 2003 through 2006 total $13 million, $7 million, $7 million and $6 million, respectively. Even after these reductions, earnings from affordable housing are expected to be positive for the years 2003 through 2006.

These projections are based on the latest information available but the ultimate amount and timing of actual reductions made could be significantly different from the above estimates.

Securities Available for Sale
In 2000, CellNet completed a sale of its assets to a third party causing KLT Inc.'s investment in CellNet to become worthless. Accordingly, in March 2000, KLT Inc. realized losses on its investment in CellNet of $3.1 million after tax.

Utility Plant
KCP&L's utility plant is stated at historical costs of construction. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage and removal, is charged to accumulated depreciation. Substantially all utility plant is pledged as collateral for KCP&L's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.

The balances of utility plant in service with a range of depreciable lives are listed in the table below:

                                               December 31
Utility Plant In Service                 2002              2001
                                               (thousands)
Production (23 - 42 years)           $ 2,712,170       $ 2,681,060
Transmission (27 - 76 years)             282,117           247,626
Distribution (8 - 75 years)            1,218,606         1,180,056
General (5 - 50 years)                   215,540           223,722
Total                                $ 4,428,433       $ 4,332,464

Through December 31, 2002, KCP&L has received $160 million in insurance recoveries related to property destroyed in the February 17, 1999, explosion at the Hawthorn No. 5 generating unit. Recoveries received have been recorded as an increase in accumulated depreciation.

As prescribed by the FERC, AFDC is charged to the cost of the plant. AFDC is included in the rates charged to customers by KCP&L over the service life of the property. AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFDC are compounded semi-annually and averaged 4.4% in 2002, 6.8% in 2001 and 7.5% in 2000.

Natural Gas Properties
The Company does not have significant oil and gas producing activities based on the results of the significance tests preformed as prescribed in SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." KLT Gas follows the full cost method of accounting for its natural gas properties, substantially all of which were undeveloped at December 31, 2002. The full cost method requires that all costs associated with property acquisition, exploration and development activities be capitalized. Any excess of book value over the present value (10% discount rate) of estimated future net revenues (at year-end prices) from the natural gas reserves is expensed. All natural gas property interests owned by KLT Gas are located in the United States.

Natural gas property and equipment included in gas property and investments on Great Plains Energy's consolidated balance sheets totaled $45.0 million, net of $8.5 million of accumulated depreciation, in 2002 and $39.9 million, net of $5.0 million of accumulated depreciation, in 2001.

Other Nonutility Property
Great Plains Energy's and consolidated KCP&L's other nonutility property includes land, buildings, vehicles, general office equipment and software and is recorded at historical cost, net of accumulated depreciation, and has a range of depreciable lives of 3 to 43 years.

Depreciation, Depletion and Amortization
Depreciation of KCP&L's utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average about 3%. Depreciation of nonutility property is computed using the straight-line method. Excluding DTI, annual depreciation rates for the years 2002, 2001 and 2000 were 19.3%, 15.3% and 13.3%, respectively.

KCP&L amortizes nuclear fuel to fuel expense based on the quantity of heat produced during the generation of electricity. Regulatory assets and liabilities are amortized consistent with the recovery period.

Prior to adoption of SFAS No. 142 on January 1, 2002, Great Plains Energy and consolidated KCP&L amortized goodwill using the straight-line method over a 15 and 40 year life. See Note 6 for additional information concerning the adoption of SFAS No. 142.

Depletion, depreciation and amortization of natural gas properties are calculated using the units of production method. The depletion per mmBtu was $4.61 in 2002, $1.35 in 2001, and $0.63 in 2000. The depletion per mmBtu in 2002 reflected downward revisions in reserve estimates. Unproved gas properties are not amortized but are assessed for impairment either individually or on an aggregated basis.

Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the NRC license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025.

Wolf Creek Refueling Outage Costs
KCP&L accrues forecasted incremental costs to be incurred during scheduled Wolf Creek refueling outages monthly over the unit's operating cycle, normally about 18 months. Estimated incremental costs, which include operating, maintenance and replacement power expenses, are based on budgeted outage costs and the estimated outage duration. Changes to or variances from those estimates are recorded when known or are probable.

Nuclear Plant Decommissioning Costs
The MPSC and the KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and the KCC on August 30, 2002, and is the basis for the decommissioning cost estimates in the table below. The MPSC has since approved continuation of funding at the previously approved level. The KCC is expected to rule on the new decommissioning cost estimate and the associated escalation and earnings assumptions in the spring of 2003. The escalation rates and earnings assumptions shown in the table below are those that were last explicitly approved by the MPSC and the KCC. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. KCP&L does not expect plant decommissioning to start before 2025.

                                                    KCC              MPSC
Future cost of decommissioning:
    Total Station                                  $1.1 billion     $1.3 billion
    47% share                                      $497 million     $606 million

Current cost of decommissioning (in 2002 dollars):
    Total Station                                  $468 million     $468 million
    47% share                                      $220 million     $220 million

Annual escalation factor                            3.60%            4.50%
Annual return on trust assets                       6.93%            7.66%

KCP&L contributes about $3 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operating expenses and recovered in billings to customers. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The trust fund balance, including reinvested earnings, was $63.3 million at December 31, 2002, and $61.8 million at December 31, 2001. The related liabilities for decommissioning are included in Deferred Credits and Other Liabilities -- Other.

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. See Note 12 for discussion of asset retirement obligations including those associated with nuclear plant decommissioning costs.

Regulatory Matters
KCP&L is subject to the provisions of SFAS No. 71. Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP if KCP&L was not regulated. See Note 4 for additional information concerning regulatory matters.

Revenue Recognition
KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided. KLT Gas records natural gas sales revenues based on the amount of gas sold to purchasers on its behalf. Receivables recorded at December 31, 2002 and 2001, include $27.2 million and $28.9 million, respectively, for electric services provided but not yet billed by KCP&L, and $57.3 million and $48.5 million, respectively, for electric services provided, but not yet billed by Strategic Energy. See Note 3 for additional information on receivables.

To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The gross amount of excess retail supply sales that reduced purchased power was $126.4 million, $95.6 million and $29.5 million in 2002, 2001 and 2000, respectively.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses, and net asset impairments are recorded in operating expenses. See Note 19 for additional information regarding the net impairment of DTI assets.

Asset Impairments
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144. SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.

Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill would be compared with its carrying value. See Note 6 for information regarding the impact of adopting SFAS No. 142 on goodwill and goodwill amortization.

Income Taxes
Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss. In accordance with 35 Act requirements, the holding company allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns. KCP&L uses the separate return method to compute its income tax provision. For the years ended December 31, 2002 and 2001, there were no differences between the separate return method used to compute KCP&L's tax provision and the formula to compute the amount it owed to Great Plains Energy under the allocation previously described.

The consolidated balance sheets include deferred income taxes for all temporary differences between the tax basis of an asset or liability and that reported in the financial statements. These deferred tax assets and liabilities are determined by using the tax rates scheduled by the tax law to be in effect when the differences reverse. A tax valuation allowance is recorded when it is more likely than not that a deferred tax asset will not be realized. See Note 19 for additional information concerning the valuation allowance related to DTI.

Regulatory Asset -- Recoverable taxes reflects the future revenue requirements necessary to recover the tax benefits of existing temporary differences previously passed through to KCP&L customers. KCP&L records operating income tax expense based on ratemaking principles.

Tax credits are recognized in the year generated except for certain KCP&L investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Basic and Diluted Earnings (Loss) per Common Share Calculation
There was no dilutive effect on Great Plains Energy's earnings per share from other securities in 2002, 2001 or 2000. To determine earnings (loss) per common share, preferred stock dividend requirements are deducted from both income before extraordinary item and cumulative effect of changes in accounting principles and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of the extraordinary item and the cumulative effect of changes in accounting principles is determined by dividing each by the average number of common shares outstanding.

Earnings per share for KCP&L and Great Plains Energy are the same in 2000 prior to the formation of the holding company. The following table reconciles Great Plains Energy's basic and diluted earnings (loss) per common share calculation:

                                                Income       Shares        EPS
2002                                        (thousands except per share amounts)
Income before cumulative effect               $ 129,188
Less: Preferred stock dividend requirement        1,646
Basic EPS
Income available to common stockholders         127,542      62,623      $ 2.04
Add: effect of dilutive securities                                1
Diluted EPS                                   $ 127,542      62,624      $ 2.04

                                            Income (Loss)    Shares        EPS
2001                                        (thousands except per share amounts)
Loss before extraordinary item                $ (40,043)
Less: Preferred stock dividend requirement        1,647
Basic EPS
Income available to common stockholders         (41,690)     61,864      $(0.68)
Add: effect of dilutive securities                                -
Diluted EPS                                   $ (41,690)     61,864      $(0.68)

                                               Income        Shares        EPS
2000                                        (thousands except per share amounts)
Income before cumulative effect               $ 128,631
Less: Preferred stock dividend requirement        1,649
Basic EPS
Income available to common stockholders         126,982      61,864      $ 2.05
Add: effect of dilutive securities                               19
Diluted EPS                                   $ 126,982      61,883      $ 2.05

Options to purchase 394,723 shares of common stock as of December 31, 2002, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at the end of the respective periods. Options to purchase 277,902 shares of common stock as of December 31, 2001, were excluded from the diluted earnings calculation because the Company had a net loss from operations; therefore no potential common shares are included in the calculation because the effect is always anti-dilutive.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

                                                             2002           2001           2000
Cash flows affected by changes in:                                      (thousands)
   Receivables                                            $ (43,858)     $ (32,680)     $ (42,565)
   Fuel inventories                                           1,339         (1,444)         1,787
   Materials and supplies                                      (104)        (4,294)          (113)
   Accounts payable                                           1,591          9,495         66,765
   Accrued taxes and current income taxes                    45,964        (31,133)        13,430
   Accrued interest                                           3,145            667         (2,865)
   Wolf Creek refueling outage accrual                       (4,687)        11,089         (5,166)
   Pension and postretirement benefit obligations             3,774        (22,577)       (12,653)
Other                                                        20,858         30,622            217
      Total other operating activities                    $  28,022      $ (40,255)     $  18,837

Cash paid during the period:
Interest                                                  $  83,818      $  84,907      $  76,395
Income taxes                                              $  17,709      $  21,614      $  80,445

During November 2002, Great Plains Energy indirectly acquired an additional 6% ownership in Strategic Energy through its recently created subsidiary, IEC. The $15.1 million consideration paid for the 6% ownership consisted of $8.0 million in Great Plains Energy common stock and promissory notes of $4.7 million (issued by Great Plains Energy) and $2.4 million (issued by IEC). The promissory notes were paid in January 2003. This transaction had no effect on Great Plains Energy's consolidated statement of cash flows for the year ended December 31, 2002. See Note 9 for additional information regarding this transaction.

On February 8, 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership. On December 31, 2001, DTI filed voluntary petitions in Bankruptcy Court. As a result, DTI was consolidated and its operations were included in KLT Telecom's results of operations from February 8, 2001, through December 31, 2001, prior to the bankruptcy filings at which time DTI was de-consolidated. See Note 19 for additional information concerning the bankruptcy filings.

The table below reflects a reconciliation of DTI's effect on Great Plains Energy's consolidated statement of cash flows for the year ended December 31, 2001, to the cash invested in DTI during 2001.

                                                                 2001
Cash Flows from Operating Activities                          (thousands)
   Amounts included in net income (loss)                $(248,437)

   Depreciation                                            17,907
   Goodwill amortization                                    2,481
   Loss on property (net impairment)                      195,835
   Other operating activities
      Accretion of Senior Discount Notes and
         amortization of the discount                      16,364
      Other                                                 1,719
   DTI adjustment to operating activities                 234,306
      Net cash from operating activities                             $ (14,131)
Cash Flows from Investing Activities
   Purchase of additional ownership in DTI                (39,855)
   Purchase of nonutility property                        (33,648)
   Loans to DTI prior to consolidation                    (94,000)
   Other investing activities                               3,002
      DTI effect on cash from investing activities                    (164,501)
Cash Flows from Financing Activities
   DTI effect on cash from financing activities                         (2,223)
   Cash flows from DTI investment                                    $(180,855)

Cash invested in DTI
   Loan to DTI holdings                                 $ (94,000)
   Operating loans to Digital Teleport, Inc.              (47,000)
   Purchase of additional ownership in DTI                (39,855)
      Cash used for DTI investment                                   $(180,855)

Consolidated KCP&L Other Operating Activities

                                                             2002           2001           2000
Cash flows affected by changes in:                                      (thousands)
   Receivables                                            $  (7,659)     $ (43,604)     $ (42,565)
   Fuel inventories                                           1,339         (1,444)         1,787
   Materials and supplies                                      (104)        (4,294)          (113)
   Accounts payable                                         (35,411)       (14,878)        66,765
   Accrued taxes and current income taxes                    49,560         (1,995)        13,430
   Accrued interest                                           4,135            610         (2,865)
   Wolf Creek refueling outage accrual                       (4,687)        11,089         (5,166)
   Pension and postretirement benefit obligations             3,774        (22,577)       (12,653)
Other                                                         8,257         41,771          4,593
      Total other operating activities                    $  19,204      $ (35,322)     $  23,213

Cash paid during the period:
Interest                                                  $  75,754      $  82,867      $  76,395
Income taxes                                              $  11,330      $  21,470      $  80,445

As described in Note 1, KCP&L distributed, as a dividend, its ownership in KLT Inc. and GPP to Great Plains Energy on October 1, 2001. The effect of this transaction on KCP&L's consolidated statement of cash flows for the year ended December 31, 2001, is summarized in the table that follows.


Effect of dividend to Great Plains Energy:                            October 1, 2001
Assets                                                                  (thousands)
   Cash                                                            $  19,115
   Equity securities                                                     283
   Receivables                                                       101,539
   Nonutility property and investment                                529,121
   Goodwill                                                           75,534
   Other assets                                                        8,542
      Total assets                                                             $ 734,134
Liabilities and Accumulated Other Comprehensive Income
   Notes payable                                                   $   3,077
   Accounts payable                                                   67,853
   Accrued taxes                                                      (1,050)
   Accrued interest                                                    1,878
   Deferred income taxes                                             (23,868)
   Deferred telecommunications revenue                                45,595
   Other liabilities and deferred credits                             54,340
   Long-term debt                                                    329,788
   Accumulated other comprehensive income                            (13,455)
      Total liabilities and accumulated other
                    comprehensive income                                         464,158
   Equity dividend of KLT Inc. and GPP to Great Plains Energy                  $ 269,976

During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the tables that follow. The initial consolidation of DTI (February 8, 2001) and RSAE (January 1, 2001) are excluded from both Great Plains Energy and KCP&L's consolidated statement of cash flows for the year December 31, 2001. See Note 19 for information concerning of DTI's bankruptcy filings.

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

Sales of KLT Gas properties
KLT Gas sold producing natural gas properties during 2000. The transactions are summarized in the table below.

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

3. RECEIVABLES

The Company's accounts receivables are comprised of the following:

                                                         December 31
                                                    2002            2001
                                                         (thousands)
Receivables Company                               $  19,168      $  25,723
KCP&L other receivables                              51,002         36,788
   Consolidated KCP&L receivables                    70,170         62,511
Great Plains Energy other receivables               130,802         89,603
   Great Plains Energy receivables                $ 200,972      $ 152,114

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $89.2 million at December 31, 2002, and $95.7 million at December 31, 2001. These sales included unbilled receivables of $27.2 million and $28.9 million at December 31, 2002 and 2001, respectively. As a result of the sales to outside investors, Receivables
Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L's loss on the sale of accounts receivable and are included in non-operating expenses. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers. Management is still evaluating whether KCP&L will be required to consolidate Receivables Company under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities".

Information regarding KCP&L's sale of accounts receivable is reflected in the following table.

For the years ended December 31            2002           2001          2000
                                                      (thousands)
Gross proceeds on sale of
  accounts receivable                    $ 957,222     $ 949,045     $ 972,436
Collections                                974,669       952,122       942,612
Loss on sale of accounts receivable          4,558         8,776        13,032
Late fees                                    2,572         3,045         2,474

KCP&L other receivables at December 31, 2002 and 2001, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at December 31, 2002 and 2001, are primarily the accounts receivable held by Strategic Energy including unbilled revenues held by Strategic Energy of $57.3 million and $48.5 million December 31, 2002 and 2001, respectively.

4. REGULATORY MATTERS

Regulatory Assets and Liabilities
As discussed in Note 1, KCP&L is subject to the provisions of SFAS No. 71. Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. KCP&L's continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.


                                                   Amortization
                                                      ending        December 31    December 31
                                                      period            2002           2001
Regulatory Assets                                                           (millions)
   Taxes recoverable through future rates                             $  100.0       $  108.0
   Coal contract termination costs                     2003                1.6            6.4
   Decommission and decontaminate federal
      uranium enrichment facilities                    2007                3.3            3.9
   Loss on reaquired debt                              2023                4.7            5.1
   January 2002 incremental ice storm costs            2007               18.6              -
   Other (a)                                           2006                0.7            1.0
      Total Regulatory Assets                                         $  128.9       $  124.4
Regulatory Liabilities
   Taxes recoverable through future rates                             $ (100.0)      $ (108.0)
   Emission allowances (b)                                                (3.6)          (3.5)
      Total Regulatory Liabilities                                    $ (103.6)      $ (111.5)

(a) $0.5 million earns a return on investment in the rate making process.
(b) Consistent with the MPSC order establishing regulatory treatment, no amortization is being recorded.

Retail Rate Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. At its peak, the storm caused over 300,000 customer outages throughout the KCP&L territory. Costs related to the January ice storm were approximately $51.3 million of which $14.7 million were capital expenditures and therefore recorded to utility plant. KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs and deferred as a regulatory asset $20.1 million of the storm costs applicable to Missouri.

In the second quarter of 2002, the KCC approved the stipulation and agreement that KCP&L had reached with the KCC staff and the Citizens Utility Ratepayers Board with regard to treatment of the Kansas portion of the ice storm costs. Under this stipulation and agreement, KCP&L received a rate moratorium until 2006 in exchange for KCP&L's agreement to not seek recovery of the $16.5 million expense for the Kansas jurisdictional portion of the storm costs and to reduce rates by $12 - $13 million in 2003. Additionally, KCP&L agreed to determine depreciation expense of Wolf Creek using a 60 year life instead of a 40 year life effective January 2003, which results in a reduction of expense by approximately $8 million in 2003. KCP&L will record a regulatory asset for the reduction in depreciation expense. KCP&L also agreed to file a rate case by May 15, 2006. In December 2002, the KCC approved tariffs implementing the stipulation and agreement, which resulted in a reduction of $12.4 million in annual Kansas retail revenues, effective January 1, 2003.

Effective August 2002, the MPSC approved KCP&L's application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allowed KCP&L to defer and amortize $20.1 million, representing the Missouri impact of the storm, through January 2007. The amortization began in September 2002 and totaled $1.5 million in 2002. KCP&L will amortize approximately $4.6 million annually for the remainder of the amortization period. In October 2002, the Staff of the MPSC concluded its review of the Missouri jurisdictional earnings for KCP&L and determined that the current rate levels do not warrant action.

5. EQUITY METHOD INVESTMENTS

See Note 19 for information regarding 2001 activity in KLT Telecom's investment in DTI.

Sale of KLT Investments II 's Ownership of Downtown Hotel Group
On May 31, 2001, KLT Investments II sold its 25% ownership of Kansas City Downtown Hotel Group, L.L.C. for total proceeds of $3.8 million resulting in a $1.4 million after tax gain.

Sale of KLT Gas Properties
On June 28, 2001, KLT Gas sold its 50% ownership in Patrick KLT Gas, LLC for total proceeds of $42.3 million resulting in a $12.0 million after tax gain.

After the acquisition of majority ownership in RSAE (see Note 2 for additional information) and the sales of the equity method investments discussed above, the Company has no remaining equity method investments other than affordable housing limited partnerships held by KLT Investments.

6. GOODWILL AND INTANGIBLE PROPERTY

SFAS No. 142, "Goodwill and Other Intangible Assets"
The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year.

Strategic Energy's transition and 2002 annual impairment tests have been completed and there was no impairment of the Strategic Energy goodwill. Goodwill reported on Great Plains Energy's consolidated balance sheets associated with the Company's ownership in Strategic Energy totaled $26.1 million and $14.1 million at December 31, 2002 and 2001, respectively. The 2002 increase in goodwill was a result of IEC's acquisition of a 5.8% indirect ownership interest in Strategic Energy.

After the transition impairment test of RSAE goodwill, the Company recorded a $3.0 million write-down of goodwill. The goodwill write-down is reflected as a cumulative effect to January 1, 2002, of a change in accounting principle. RSAE completed its first annual impairment test in September 2002. The test indicated no impairment. Goodwill reported on Great Plains Energy's and consolidated KCP&L's balance sheets associated with HSS' ownership interest in RSAE totaled $20.0 million and $23.0 million at December 31, 2002 and 2001, respectively.

The following table adjusts the reported 2001 and 2000 Great Plains Energy and consolidated KCP&L income statement information to add back goodwill amortization as if the non-amortization provisions of SFAS No. 142 had been applied during all periods presented.

Great Plains Energy

                                                                         2001           2000 (a)
                                                                 (thousands except per share amounts)
Income (loss) before extraordinary item and cumulative
  effect, as reported                                                 $ (40,043)       $ 128,631
Add back: Goodwill amortization                                           3,713              412
Income (loss) before extraordinary item and cumulative effect           (36,330)         129,043
Early extinguishment of debt, net of income taxes                        15,872                -
Cumulative effect to January 1, 2000, of changes in
  accounting principles, net of income taxes                                  -           30,073
Net (loss) income, as adjusted                                          (20,458)         159,116
Preferred stock dividend requirements                                     1,647            1,649
Earnings (loss) available for common stock, as adjusted               $ (22,105)       $ 157,467

Basic and diluted earnings (loss) per common share before
  extraordinary item and cumulative effect, as reported               $   (0.68)       $    2.05
Add back:  Goodwill amortization                                           0.06             0.01
Basic and diluted earnings (loss) per common share before
  extraordinary item and cumulative effect, as adjusted                   (0.62)            2.06
Early extinguishment of debt                                               0.26                -
Cumulative effect to January 1, 2000, of changes in
  accounting principles                                                       -             0.49
Basic and diluted earnings (loss) per common share, as adjusted       $   (0.36)       $    2.55

(a) Great Plains Energy and consolidated KCP&L are the same for 2000.


Consolidated KCP&L
                                                                         2001
                                                                     (thousands)
Income before extraordinary item, as reported                         $ 103,819
Add back: Goodwill amortization                                           2,879
Income before extraordinary item                                        106,698
Early extinguishment of debt, net of income taxes                        15,872
Net income, as adjusted                                                 122,570
Preferred stock dividend requirements                                     1,098
Earnings available for common stock, as adjusted                      $ 121,472

Other Intangible Assets
KCP&L electric utility plant on the consolidated balance sheets included intangible computer software of $41.6 million, net of accumulated amortization of $42.4 million, in 2002 and $48.2 million, net of accumulated amortization of $33.0 million, in 2001.

Other intangible assets on the consolidated KCP&L balance sheets include intangible computer software, the Worry Free service mark, and an RSAE trademark, logo and non-compete agreement totaling $4.7 million, net of accumulated amortization of $0.4 million, in 2002 and $0.6 million, net of accumulated amortization of $0.2 million, in 2001.

KLT Gas' gas property and investments on the consolidated balance sheets included intangible drilling costs of $20.8 million in 2002 and $17.7 million in 2001.

Other intangible assets on the Great Plains Energy consolidated balance sheets include other intangible computer software of $1.8 million, net of accumulated amortization of $0.6 million, in 2002 and $1.2 million, net of accumulated amortization of $0.1 million, in 2001.

7. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Changes in Pension Accounting Principles
Effective January 1, 2000, KCP&L changed its methods of amortizing unrecognized net gains and losses and determination of expected return related to its accounting for pension expense. These changes were made to reflect more timely in pension expense the gains and losses incurred by the pension funds. KCP&L's current method is to recognize gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses and determine the expected return by multiplying the assumed long-term rate of return times the fair value of plan assets. Accounting principles required KCP&L to record the cumulative effect of these changes by increasing 2000 earnings by $30.1 million or $0.49 per share. Adoption of the new methods of accounting for pensions has led and will continue to lead to greater fluctuations in pension expense in the future.

Pension Plans and Other Employee Benefits
KCP&L has defined benefit pension plans for its employees, including officers and Wolf Creek employees. Benefits under these plans reflect the employees' compensation, years of service and age at retirement. KCP&L satisfies the minimum funding requirements under the ERISA.

There were no significant amendments to the plans in 2002. During 2001, the plans, other than those at Wolf Creek, were amended resulting in an increase to the benefit obligation of $6.8 million. The increase was due primarily to an amendment to the non-management plan, which improved benefits to employees with at least thirty years of service who elected lump sum distributions.

During 2000, the plans were amended, except for those of Wolf Creek, which resulted in a $42.0 million increase in the benefit obligation. The amendments changed the mortality tables used and added enhanced benefit options. The enhancements include improved early retirement benefits for employees who retire after their age plus their years of service equals at least 85. The options also include lump sum distributions. During 2001, the plans experienced lump sum distributions related to these enhancements in excess of $33.0 million.

Primarily as a result of the significant decline in the market value of plan assets, in 2002 the Company had a minimum pension liability of $63.1 million offset by an intangible asset of $19.2 million and OCI of $43.9 million ($26.8 million net of tax). In 2001, the Company's minimum pension liability was $20.0 million offset by an intangible asset of $18.3 million and OCI of $1.7 million ($1.0 million net of tax). Because these adjustments were non-cash, their effect has been excluded from the Consolidated Statements of Cash Flows.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $219.1 million, $185.8 million, and $121.8 million, respectively, as of December 31, 2002 and $207.7 million, $176.6 million, and $160.7 million, respectively, as of December 31, 2001. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants. The pension benefits table below provides information relating to the funded status of all defined benefit pension plans on an aggregate basis.


                                                                    Pension Benefits                 Other Benefits
                                                                  2002            2001            2002            2001
Change in projected benefit obligation                                                (thousands)
   PBO at beginning of year                                    $ 421,126       $ 411,960        $  41,224       $  36,858
   Service cost                                                   13,360          11,152              757             729
   Interest cost                                                  30,272          31,905            2,951           2,918
   Contribution by participants                                        -               -              785             459
   Amendments                                                          -           6,790              247             960
   Actuarial loss                                                 29,174          22,853            7,181           3,185
   Benefits paid                                                 (42,482)        (28,807)          (3,715)         (3,432)
   Benefits paid by KCP&L                                           (934)         (1,381)            (494)           (454)
   Settlements                                                       284         (33,346)               -               -
   PBO at end of year (a)                                      $ 450,800       $ 421,126        $  48,936       $  41,223
Change in plan assets
   Fair value of plan assets at beginning of year              $ 395,015       $ 564,947        $   9,459       $   8,096
   Actual return on plan assets                                  (29,983)       (112,397)             321             601
   Contributions by employer and participants                      1,619           1,017            5,032           4,193
   Benefits paid                                                 (42,482)        (28,807)          (3,758)         (3,432)
   Settlements                                                         -         (29,745)               -               -
   Fair value of plan assets at end of year                    $ 324,169       $ 395,015        $  11,054       $   9,458
Prepaid (accrued) benefit cost
   Funded status                                               $(126,631)      $ (26,111)       $ (37,882)      $ (31,765)
   Unrecognized actuarial loss                                   157,438          58,686           11,947           4,649
   Unrecognized prior service cost                                44,769          47,296            1,344           1,282
   Unrecognized transition obligation                                512            (230)          11,744          12,919
   Net prepaid (accrued) benefit cost                          $  76,088       $  79,641        $ (12,847)      $ (12,915)
Amounts recognized in the consolidated balance sheets
   Prepaid benefit cost                                        $  85,945       $  88,337        $       -       $       -
   Accrued benefit cost                                           (9,857)         (8,696)         (12,847)        (12,915)
   Minimum pension liability adjustment                          (63,142)        (19,994)               -               -
   Intangible asset                                               19,233          18,303                -               -
   Accumulated other comprehensive income                         43,909           1,691                -               -
   Net amount recognized in balance sheets                     $  76,088       $  79,641        $ (12,847)      $ (12,915)

(a) Based on weighted-average discount rates of 6.75%, 7.25%, and 8.0% in 2002, 2001 and 2000, respectively; and increases in future salary levels of 4.1% in 2002, 2001 and 2000.


                                                            Pension Benefits                          Other Benefits
                                                    2002          2001          2000            2002        2001       2000
Components of net periodic benefit cost                                              (thousands)
   Service cost                                   $  13,360     $  11,152     $  9,384        $   757     $   729    $   547
   Interest cost                                     30,272        31,905       26,538          2,951       2,918      2,543
   Expected return on plan assets                   (34,144)      (48,967)     (39,571)          (503)       (403)      (361)
   Amortization of prior service cost                 4,313         3,884          488            194          78         78
   Recognized net actuarial loss (gain)              (7,237)      (11,333)      (5,913)           100          32          2
   Transition obligation                               (742)       (2,023)      (2,072)         1,174       1,174      1,174
   Net settlements                                      284        (1,738)           -              -           -          -
   Net periodic benefit cost                      $   6,106     $ (17,120)    $(11,146)       $ 4,673     $ 4,528    $ 3,983

Long-term rates of return on pension assets of 9.0% to 9.25% were used.

Actuarial assumptions include an increase in the annual health care cost trend rate for the year 2002 and thereafter of 9.9%. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. A 1% point change in the assumed health care cost trend rate would have the following effects as of December 31, 2002:

                                                       Increase       Decrease
                                                             (thousands)
Effect on total service and interest component          $   297       $   (216)
Effect on postretirement benefit obligation             $ 2,926       $ (2,222)

Employee Savings Plans
Great Plains Energy has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was $3.2 million in 2002 and $2.9 million for both 2001 and 2000.

Strategic Energy Phantom Stock Plan
Strategic Energy has a phantom stock plan that provides incentive in the form of deferred compensation based upon the award of performance units, the value of which is related to the increase in financial growth and performance of Strategic Energy. Strategic Energy's annual cost for the plan was $5.9 million in 2002 and $3.4 million in 2001. There was no expense recognized in 2000.

Stock Options
The Company has one equity compensation plan, which has been approved by its shareholders. The equity compensation plan is a long-term incentive plan that permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that may be issued under the plan is 3.0 million with 2.1 million shares remaining available for future issuance.

Stock Options Granted 1992 - 1996
The exercise price of stock options granted equaled the market price of the Company's common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on Great Plains Energy's common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At December 31, 2002, the market price of Great Plains Energy's common stock was $22.88, which exceeded the grant price for one of the three years that options granted were still outstanding. Unexercised options expire ten years after the grant date.

Great Plains Energy follows Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these options. Great Plains Energy recognizes annual expense equal to accumulated and reinvested dividends plus the impact of the change in stock price since the grant date. Great Plains Energy expensed $0.1 million in 2002, $(0.3) million in 2001 and $1.1 million in 2000.

For options outstanding at December 31, 2002, grant prices range from $20.6250 to $26.1875 and the weighted-average remaining contractual life is 2.9 years.

Stock Options Granted 2001 and 2002
Stock options were granted under the plan at the fair market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. Exercise prices range from $24.90 to $25.98 and the remaining contractual life is 8.7 years. Great Plains Energy follows APB Opinion 25 to account for these options. No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant.

All stock option activity for the last three years is summarized below:

                                              2002                        2001                        2000
                                       Shares      Price*          Shares      Price*          Shares      Price*
Outstanding at January 1              250,375     $ 25.14          88,500     $ 23.57          89,875     $ 23.57
   Granted                            181,000       24.90         193,000       25.56               -           -
   Exercised                          (34,375)      23.00         (31,125)      23.27          (1,375)      23.88
Outstanding at December 31            397,000     $ 25.21         250,375     $ 25.14          88,500     $ 23.57
Exercisable as of December 31          23,000     $ 24.81          57,375     $ 23.73          88,500     $ 23.57

* weighted-average price

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation". Under this statement, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the vesting period. The pro forma amounts have been determined as if the Company had accounted for its stock options under SFAS No.
123. The stock options granted in 1992 - 1996 were all 100% vested prior to the year 2000 and therefore would have no compensation cost in the years 2000 - 2002 under SFAS No. 123. The fair value for the stock options granted in 2001 and 2002 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2002             2001
Risk-free interest rate                   4.57 %           5.53 %
Dividend yield                            7.68 %           6.37 %
Stock volatility                        27.503 %         25.879 %
Expected option life (in years)             10               10

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. Compensation cost would have been $0.4 million and $0.2 million in 2002 and 2001, respectively under SFAS No. 123. The pro forma information is as follows:


                                                2002            2001            2000
                                                (thousands except per share amounts)
Net income (loss), as reported                $ 126,188      $ (24,171)      $ 158,704
Pro forma net income (loss) as if fair
    value method were applied                 $ 125,990      $ (24,479)      $ 159,366

Basic and diluted earnings (loss)
    per common share, as reported             $    1.99      $   (0.42)      $    2.54
Basic and diluted earnings (loss)
    per common share, pro forma               $    1.99      $   (0.42)      $    2.55

The effects of applying SFAS No. 123 in this pro forma disclosure may not be representative of effects on net income for future years due to the timing and number of options granted under the equity compensation plan.

Performance Shares
In 2001, 144,500 performance shares were granted. The issuance of performance shares is contingent upon achievement, over a four-year period, of company and individual performance goals.

Performance shares have an intrinsic value equal to the market price of a share on the date of grant. Pursuant to APB Opinion 25, expense is accrued for performance shares over the period services are performed if attainment of the performance goals appears probable. No compensation expense was recorded in 2002 or 2001.

8. INCOME TAXES

Income tax expense consisted of the following:


Great Plains Energy                                              2002           2001            2000
Current income taxes:                                                        (thousands)
   Federal                                                    $  27,505      $ (32,628)      $  76,076
   State                                                          9,369          1,304          10,928
      Total                                                      36,874        (31,324)         87,004
Deferred income taxes:
   Federal                                                       13,915          9,785          (9,846)
   State                                                          1,679           (943)           (469)
      Total                                                      15,594          8,842         (10,315)
Investment tax credit amortization                               (4,183)        (4,289)         (4,296)
      Total income tax expense                                   48,285        (26,771)         72,393
      Less:  Deferred taxes on the cumulative effect
               of changes in accounting principles                    -              -          19,227
             Deferred taxes on early extinguishment
               of debt                                                -          9,143               -
      Total                                                   $  48,285      $ (35,914)      $  53,166


Consolidated KCP&L                                               2002           2001            2000
Current income taxes:                                                        (thousands)
   Federal                                                    $  47,027      $  17,601       $  76,076
   State                                                          8,668          4,109          10,928
      Total                                                      55,695         21,710          87,004
Deferred income taxes:
   Federal                                                        9,391         18,968          (9,846)
   State                                                          1,964          3,042            (469)
      Total                                                      11,355         22,010         (10,315)
Investment tax credit amortization                               (4,183)        (4,289)         (4,296)
      Total income tax expense                                   62,867         39,431          72,393
      Less:  Deferred taxes on the cumulative effect
               of changes in accounting principles                    -              -          19,227
             Deferred taxes on early extinguishment
               of debt                                                -          9,143               -
      Total                                                   $  62,867      $  30,288       $  53,166

The effective income tax rates differed from the statutory federal rates mainly due to the following:

Great Plains Energy                          2002         2001        2000

Federal statutory income tax rate            35.0 %      (35.0)%      35.0 %
Differences between book and tax
   depreciation not normalized                1.9          1.4         0.7
Proposed IRS Adjustment (see Note 10)           -           -          4.6
Amortization of investment tax credits       (2.4)        (8.4)       (1.9)
Federal income tax credits                  (11.3)       (41.6)       (9.2)
State income taxes                            4.1          0.5         2.9
Valuation allowance                             -         31.0           -
Other                                         0.4         (0.5)       (0.8)
   Effective income tax rate                 27.7 %      (52.6)%      31.3 %

Consolidated KCP&L                           2002         2001        2000

Federal statutory income tax rate            35.0 %       35.0 %      35.0 %
Differences between book and tax
   depreciation not normalized                2.1          0.5         0.7
Proposed IRS Adjustment (see Note 10)           -            -         4.6
Amortization of investment tax credits       (2.6)        (2.7)       (1.9)
Federal income tax credits (a)                  -        (10.6)       (9.2)
State income taxes                            4.4          2.9         2.9
Other                                         0.7         (0.3)       (0.8)
   Effective income tax rate                 39.6 %       24.8 %      31.3 %
(a) KLT Investments and KLT Gas generated the federal income tax credits in 2001 and 2000. Great Plains Energy and consolidated KCP&L are the same prior to the October 1, 2001, formation of the holding company.

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:


                                            Great Plains Energy            Consolidated KCP&L
December 31                                 2002           2001            2002          2001
                                                                (thousands)
Plant related                            $ 521,979      $ 533,521       $ 521,979      $ 533,521
Recoverable taxes                           39,000         42,000          39,000         42,000
Pension and postretirement benefits          6,194         21,474           6,194         21,474
Tax credit carryforwards                   (21,150)       (19,183)              -              -
Gas properties related                       6,230         (9,535)              -              -
Nuclear fuel outage                         (3,233)        (5,061)         (3,233)        (5,061)
AMT credit                                  (4,093)        (4,258)              -              -
Other                                       29,230         14,906          48,794         33,704
   Net deferred tax liability before
      valuation allowance                  574,157        573,864         612,734        625,638
Valuation allowance (See Note 19)           15,779         15,779               -              -
   Net deferred tax liability            $ 589,936      $ 589,643       $ 612,734      $ 625,638

The net deferred income tax liability consisted of the following:


                                            Great Plains Energy            Consolidated KCP&L
December 31                                 2002           2001            2002          2001
                                                                (thousands)
Gross deferred income tax assets          $(129,741)     $(125,413)     $ (91,000)     $ (73,640)
Gross deferred income tax liabilities       719,677        715,056        703,734        699,278
   Net deferred income tax liability      $ 589,936      $ 589,643      $ 612,734      $ 625,638

9. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In January of 1997, KLT Energy Services acquired approximately 71% of Custom Energy from ELC. In February of 1999, Custom Energy acquired 100% of the outstanding ownership interest in Strategic Energy from SE Holdings, L.L.C. (SE Holdings) in exchange for 25% of the ownership interest in Custom Energy. In a December 1999 reorganization, Custom Energy changed its name to Custom Energy Holdings and transferred all of its operations to a new wholly owned subsidiary called Custom Energy. After the reorganization, Custom Energy Holdings' assets consisted of its ownership interests in Strategic Energy and Custom Energy. Through a series of transactions, KLT Energy Services had increased its indirect ownership position in Strategic Energy to approximately 83% as of December 31, 2001. In a July 2002 transaction, Custom Energy was distributed to KLT Energy Services and a third-party investor, resulting in Strategic Energy being the sole subsidiary of Custom Energy Holdings. ELC continued to own a 6% indirect ownership interest in Strategic Energy, while SE Holdings owns an 11% interest in Strategic Energy. Richard Zomnir, President and Chief Executive Officer of Strategic Energy, holds a 56% interest in SE Holdings. Gregory Orman, former Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy and former President and CEO of KLT Inc., held a 67% interest in ELC. The other 33% interest in ELC was held by an employee of Great Plains Energy. Both persons were officers and shareholders of ELC before they became officers or employees of the Company.

On November 5, 2002, the Board of Directors of the Company approved the merger of ELC into IEC, a recently created wholly-owned subsidiary of the Company. The merger was consummated on November 7, 2002, with IEC being the surviving company after the merger. In exchange for their entire ownership interest in ELC, the two shareholders received $15.1 million in Great Plains Energy common stock and notes issued by Great Plains Energy and IEC. Great Plains Energy issued 387,596 common shares of Great Plains Energy common stock, valued at $8.0 million, which was distributed to the ELC shareholders in proportion to their interests in that company. Great Plains Energy also issued a promissory note to Mr. Orman in the principal amount of approximately $4.7 million, and IEC issued a promissory note to the other shareholder of ELC in the principal amount of approximately $2.4 million. Both notes were paid in January 2003.

As a result of the merger, Great Plains Energy now holds an 89% indirect ownership interest in Strategic Energy through KLT Energy Services and IEC. Certain employees of Strategic Energy, including Mr. Zomnir, indirectly hold through SE Holdings the remaining ownership interest in Strategic Energy.

Custom Energy Holdings' business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Custom Energy Holdings' operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings. Certain other actions (including mergers with

Custom Energy Holdings, acquisitions by Custom Energy Holdings, assumption of non-recourse indebtedness, sales of substantial assets, approval of distributions, filing of registration statements, partition of assets, admission of new members and transfers of interests in Custom Energy Holdings) can be approved by the Management Committee, but to the extent they affect the rights, obligations, assets or business of Strategic Energy, the approval of the Strategic Energy Management Committee is also required.

Strategic Energy's business and affairs are controlled and managed exclusively by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy's operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee representatives of Strategic Energy.

On September 30, 2000, KLT Energy Services exercised an option to purchase 1,411,765 shares of Bracknell common stock owned by Reardon. KLT Energy Services received 1,136,789 common shares of Bracknell at $4.25 per share and a warrant to purchase the remaining 274,976 shares at an exercise price of $4.25 per share. In May 2001, KLT Energy Services exercised the warrant for 274,976 shares at $4.25 per share and sold 278,600 shares of Bracknell common stock in June 2001 at $4.48 per share. In November 2001, Bracknell common stock ceased trading at a last sale price of $0.13 per share and KLT Energy Services wrote off its investment in Bracknell. Bracknell common stock is no longer traded. Gregory Orman, former Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy and former President and CEO of KLT Inc., owned 55% of the membership interests of Reardon and approximately 1% of Bracknell.

10. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $9.4 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection, an assessment plan mandated by the NRC, provides insurance for the $9.2 billion balance.

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation's licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $88 million ($41 million, KCP&L's 47% share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L's 47% share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1998, is subject to an inflation adjustment based on the Consumer Price Index and renewal of the Price-Anderson Act by Congress.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance The Owners also carry $2.8 billion ($1.3 billion, KCP&L's 47% share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear Electric Insurance Limited (NEIL) provides this insurance.

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

Under all NEIL policies, KCP&L is subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments to KCP&L under the current policies could total about $24.5 million.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and could have a material, adverse effect on its financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L's net investment in the Compact was $7.4 million at December 31, 2002 and 2001.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission's federal "bad faith" lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment in the amount of $151.4 million against the state. The state has appealed this decision to the 8th Circuit, U.S. Court of Appeals. Based on the favorable outcome of this trial, in KCP&L's opinion, there is a greater possibility of reversing the state's license denial once the decision in this case is final.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At December 31, 2002 and 2001, KCP&L had $1.9 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

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

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This decision denies all state, industry and environmental groups petitions for review and thus upheld as valid the EPA's new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA's actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA's decision-making authority. The court stated that the extensive records established for each rule supported the EPA's actions in both rulemakings.

This decision by the Appeals Court removed the last major hurdle to the EPA's implementation of stricter ambient air quality standards for ozone and fine particles. The EPA has not yet issued regulations incorporating the new standards. Until new regulations are issued, KCP&L is unable to estimate the impact of the new standards. However, the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

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

In February 2002, the EPA issued proposed Phase II NOx SIP Call regulation which specifically excludes the fossil plants in the western part of Missouri from the NOx SIP Call. To date, the EPA has not issued its final Phase II NOx SIP Call regulation.

If fossil plants in western Missouri are required to implement NOx reductions, KCP&L would need to incur significant capital costs, purchase power or purchase NOx emission allowances. Preliminary analysis of the regulations indicates that selective catalytic reduction technology, as well as other changes, may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations could range from $40 million to $60 million. Operations and maintenance expenses could also increase by more than $2.5 million per year. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above.

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

Clean Air Legislation
Congress has debated numerous bills that would make significant changes to the current federal Clean Air Act including potential establishment of nationwide limits on power plant emissions for several specific pollutants. These bills have the potential for a significant financial impact on KCP&L through the installation of new pollution control equipment to achieve compliance with the new nationwide limits. The financial consequences to KCP&L cannot be determined until the final legislation is passed. KCP&L will continue to monitor the progress of these bills.

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

Nuclear Fuel Commitments
As of December 31, 2002, KCP&L's 47% share of Wolf Creek nuclear fuel commitments included $21.5 million for enrichment through 2006, $57.5 million for fabrication through 2025 and $5.7 million for uranium and conversion through 2003.

Coal Contracts
KCP&L's share of coal purchased under existing contracts was $49.5 million in 2002, $44.6 million in 2001, and $31.1 million in 2000. Under these coal contracts, KCP&L's remaining share of purchase commitments totals $105.1 million. Obligations for the years 2003 through 2005 based on estimated prices for those years total $46.0 million, $28.5 million and $30.6 million, respectively. The remainder of KCP&L's coal requirements will be fulfilled through additional contracts or spot market purchases.

Purchased Capacity Commitments
KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective alternative to new construction. KCP&L capacity purchases totaled $18.5 million, $17.7 million and $25.4 million in 2002, 2001 and 2000, respectively. As of December 31, 2002, contracts to purchase capacity totaled $90.5 million through 2016. These commitments average $19 million in 2003 and 2004, $10 million in 2005 and $4 million in 2006 and 2007. Capacity sales contracts to supply municipalities in the years 2003 through 2007 average $12 million per year. For the next five years, net capacity contracts average under 1% of KCP&L's estimated 2003 total available generating capacity.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Commitments at December 31, 2002, under these agreements total $1,092.3 million through 2010. Commitments for the years 2003 through 2007 total $500.4 million, $299.5 million, $222.1 million, $50.1 million, and $8.6 million, respectively. See Note 17 for further discussion.

Leases
Great Plains Energy's lease expense, excluding DTI, was about $27.4 million, $30.6 million and $27.9 million during 2002, 2001 and 2000, respectively. The remaining rental commitments under leases total $266.7 million ending in 2028. Obligations for the years 2003 through 2007 average $30.4 million per year. These amounts exclude possible termination payments under the synthetic lease arrangement discussed below.

Consolidated KCP&L Leases
Consolidated KCP&L's lease expense, excluding DTI, was $25.7 million, $29.6 million and $27.3 million during 2002, 2001 and 2000, respectively. The remaining rental commitments under leases total $263.4 million ending in 2028. Obligations for the years 2003 through 2007 average $29.8 million per year. These amounts exclude possible termination payments under the synthetic lease arrangement discussed below.

KCP&L has a transmission line lease with another utility through September 2025 whereby, with the FERC's approval, the rental payments can be increased by the lessor. If this occurs and KCP&L is able to secure an alternative transmission path, KCP&L can cancel the lease. Commitments under this lease total $1.9 million per year and $43.0 million over the remaining life of the lease, assuming it is not canceled.

KCP&L's expense for other leases, including railcars, computer equipment, buildings, transmission line and other items, approximated $25 million annually for the last three years. The remaining rental commitments under these leases total $186.6 million through 2028. Obligations for the years 2003 through 2007 average $21 million per year. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly-owned generating units, KCP&L has entered into leases for railcars to serve those units. KCP&L has reflected the entire lease commitment in the above amounts although about $1.9 million per year ($24.4 million total) will be reimbursed by the other owners.

In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 MWs of peaking capacity (Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of $176 million, amended during the third quarter 2002 to adjust the amount financed from the previously estimated $200 million to reflect a reduction in the estimated cost for the purchase, installation, assembly and construction of the five combustion turbines. In accordance with SFAS No. 13 "Accounting for Leases," and related EITF issues (including EITF Issue No. 90-15, "Impact of Non-substantive Lessors, Residual Value Guarantees, and Other Provisions in Leasing Transactions" and EITF Issue No. 97-10, "The Effect of Lessee Involvement in Asset Construction"), the Project and related lease obligations are not included in KCP&L's consolidated balance sheet. The Lessor has appointed KCP&L as supervisory agent responsible for completing construction of the Project by no later than June 2004. The initial lease term is approximately three and one quarter years, beginning at the date of construction completion, which is expected to be June 2003. At the end of the lease term (October 2006), KCP&L may choose to sell the Project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. If KCP&L does not elect the sale option, KCP&L must either extend the lease, if it can obtain the consent of the Lessor, or purchase the Project for the outstanding project cost. KCP&L also has contingent obligations to the Lessor upon an event of a default during both the construction period and lease period. Upon a default in the construction period, KCP&L's maximum obligation to the Lessor equals (i) in the circumstances of bankruptcy, fraud, illegal acts, misapplication of funds and willful misconduct, 100% of then-incurred project costs, and (ii) in all other circumstances, an amount which may be up to 89.9% of then-incurred project costs that are capitalizable in accordance with GAAP. At December 31, 2002, cumulative project costs were approximately $127.4 million. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs. KCP&L's rental obligation, which reflects interest payments only, is expected to be approximately $28.2 million in the aggregate.

In January 2003, the FASB issued Interpretation No. 46. The Interpretation clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities). The Trust, acting as Lessor in the synthetic lease arrangement discussed above, is considered a Variable Interest Entity under the Interpretation. Because KCP&L has variable interests in the Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Trust. Accordingly, KCP&L will be required to consolidate the Trust at July 1, 2003. Great Plains Energy's and consolidated KCP&L's utility plant and long-term debt will increase $176 million upon consolidation of the Trust.

Other Consolidated KCP&L Leases
RSAE has entered into capital leases for vehicles, office equipment and software. Lease expense was about $1 million per year in 2002 and 2001. Obligations average about $2 million per year for the years 2003 and 2004, $1 million in 2005 and $0.5 million in 2006 and 2007.

Other Great Plains Energy Leases
Great Plains Energy's other subsidiaries have entered operating leases for buildings, compressors, communications equipment and other items. Lease expense was about $1.7 million in 2002 and about $1 million per year during 2001 and 2000. Obligations average about $1 million per year for the years 2003 and 2004 and $0.5 million per year for the years 2005 through 2007.

Put Option Held by Minority Interests in Strategic Energy
As of November 7, 2002, Great Plains Energy indirectly owns 89% of Strategic Energy. SE Holdings has a put option to sell all or part of its 11% interest in Strategic Energy to Custom Energy Holdings at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value would be determined by the mutual agreement of the parties, or if an agreement cannot be reached, by third party appraisal.

Internal Revenue Service Settlement - Corporate-Owned Life Insurance
During 2000, KCP&L recorded a $12.7 million charge for the federal and states income tax impact of the proposed disallowance of interest deductions on COLI loans and assessed interest on the disallowance for tax years 1994 to 1998. In November 2002, KCP&L accepted a settlement offer related to COLI from the IRS. The offer allows 20% of the interest originally deducted and taxes only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. Acceptance of the offer had an immaterial impact on earnings. KCP&L will make cash payments to the IRS in 2003 of approximately $11.2 million to satisfy the liability. KCP&L paid $1.5 million to the IRS in 2001 related to the disallowance of the COLI deduction.

11. GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries' intended business purposes.

As prescribed in FASB Interpretation No. 45, the Company will begin recording a liability for the fair value of the obligation it has undertaken for guarantees issued after December 31, 2002. The liability recognition requirements of FASB Interpretation No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are to be applied to all guarantees. The interpretation does not encompass guarantees of the Company's own future performance. KCP&L believes it will record an immaterial amount for the fair value of guarantees expected to be issued in 2003 for the residual value of vehicles and heavy equipment under an operating lease.

The following table reflects Great Plains Energy's and consolidated KCP&L's maximum potential amount of future payments that could be required under guarantees and describes those guarantees:


                              Maximum potential
                              amount of future
                               payments under
Guarantor                        guarantee               Nature of Guarantee
                                 (millions)
KCP&L                               $12.8       Guaranteed energy savings under agreements with several
                                                customers that expire over the next 8 years.  In most cases, a subcontractor would indemnify KCP&L for any payments made
                                                by KCP&L under these guarantees.

KCP&L                                 8.1       Guarantees for residual value of vehicles and heavy equipment under an operating lease.  Guaranteed residual values average approximately $0.7 million per year through 2012.
Total consolidated KCP&L             20.9


KLT Inc.                              0.9       KLT Inc. issued a letter of credit related to the sale of demand side management credits by Custom Energy, L.L.C. which
                                                renews annually and has 5 years remaining.

KLT Energy Services                   3.0       Custom Energy, L.L.C. has indemnified construction performance bonds totaling $9.7 million, which are secured by KLT Energy
                                                Services' $3.0 million ownership interest in Custom Energy, L.L.C.
                                                These bonds are expected to expire in 2003.
Total Great Plains Energy           $24.8

KCP&L has also entered into a synthetic lease arrangement with a Trust (Lessor). At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. As a result of the new consolidation requirements of FASB Interpretation No. 46, the synthetic lease arrangement will be consolidated in the third quarter of 2003. See Note 10 for additional information regarding KCP&L's synthetic lease arrangement.

12. ASSET RETIREMENT OBLIGATIONS

During 2001, the FASB issued SFAS No. 143. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143.

The adoption of SFAS No. 143 required KCP&L to recognize an estimated liability for its 47% share of the estimated cost to decommission Wolf Creek. The liability to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability is based on a third party nuclear decommissioning study conducted in 2002, that is updated every three years for filing with the MPCS and the KCC. To calculate the retirement obligation, KCP&L used a credit-adjusted risk free discount rate of 6.42%. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that have been funded to date through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders from its regulatory commissions has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund, the fair market value of which was $63.3 million at December 31, 2002.

KCP&L also must recognize, where possible to estimate, the future costs to settle other legal liabilities including the removal of water intake structures on rivers, capping/filling of piping at levees following steam power plant closures and capping/closure of ash landfills. Estimates for these liabilities are based on internal engineering estimates of third party costs to remove the assets in satisfaction of legal obligations and have been discounted using credit adjusted risk free rates ranging from 5.25% to 7.50% depending on the anticipated settlement date.

KLT Gas has estimated liabilities for gas well plugging and abandonment, facility removal and surface restoration. These estimates are based upon internal estimates of third party costs to satisfy the legal obligations and have been discounted using credit adjusted risk free rates ranging from 6.00% to 7.25%, depending upon the anticipated settlement date.

Revisions to the estimated liabilities of KCP&L and KLT Gas could occur due to changes in the decommissioning or other cost estimates, extension of the nuclear operating license or changes in federal or state regulatory requirements.

In conjunction with the adoption of SFAS No.143 in January 2003, KCP&L recorded an asset retirement obligation of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded an asset retirement obligation of $1.3 million, increased property and equipment by $1.0 million and increased operating expense by $0.3 million. KLT Gas did not reflect the $0.2 million ($0.3 million of operating expense reduced by $0.1 million of income tax) as a cumulative effect due to its immateriality.

If the provisions of SFAS No. 143 had been applied to the consolidated balance sheets presented, Consolidated KCP&L's liability for asset retirement obligations would have been $99.2 million and $93.1 million at December 31, 2002 and 2001, respectively. Great Plains Energy's liability for asset retirement obligations would have also included the KLT Gas liabilities of $1.3 million and $1.1 million at December 31, 2002 and 2001, respectively.

KCP&L has legal asset retirement obligations for certain other assets where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations cannot be measured at this time. For transmission easements obtained by condemnation, KCP&L must remove its transmission lines if the line is de-energized. It is extremely difficult to obtain siting for new transmission lines. Consequently, KCP&L does not anticipate de-energizing any of its existing lines. KCP&L also operates, under state permits, ash landfills at several of its power plants. While the life of the ash landfill at one plant can be estimated and is included in the estimated liabilities above, the future life of ash landfills at other permitted landfills cannot be estimated. KCP&L can continue to maintain permits for these landfills after the adjacent plant is closed.

13. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. During 2002, the Company's management revised its corporate business strategy focusing on the following three reportable business segments: (1) KCP&L, an integrated electric utility, generates, transmits and distributes electricity; (2) Strategic Energy delivers electricity to retail customers under long-term contracts for wholesale power purchased under long-term contracts, operating in several retail choice electricity markets; and (3) KLT Gas explores for, develops, and produces unconventional natural gas resources, including coalbed methane properties. "Other" includes the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy's reportable segments. Prior year information has been restated to conform to the current presentation.


                                                          Strategic                             Great Plains
2002                                          KCP&L         Energy      KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $1,009.9      $  789.5      $    1.1     $   61.4     $1,861.9
Depreciation and depletion                    (144.3)         (0.9)         (2.5)        (3.9)      (151.6)
Loss from equity investments                       -             -             -         (1.2)        (1.2)
Interest charges                               (80.3)         (0.3)         (0.3)        (8.2)       (89.1)
Income taxes                                   (63.4)        (25.2)         10.3         30.0        (48.3)
Cumulative effect of a change
   in accounting principle                         -             -             -         (3.0)        (3.0)
Net income (loss)                              102.9          29.7             -         (6.4)       126.2


                                                          Strategic                             Great Plains
2001                                          KCP&L         Energy      KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $  967.5      $  411.9      $    0.3     $   82.2     $1,461.9
Depreciation and depletion                    (136.3)         (0.3)         (1.8)       (20.4)      (158.8)
Income (loss) from equity investments              -             -           1.0         (1.4)        (0.4)
Interest charges                               (78.1)         (0.5)            -        (24.7)      (103.3)
Income taxes                                   (51.6)        (15.2)          0.1        102.6         35.9
Early extinguishment of debt                       -             -             -         15.9         15.9
Net income (loss)                               98.0          21.8          14.3       (158.3)       (24.2)


                                                          Strategic                             Great Plains
2000                                          KCP&L         Energy      KLT Gas       Other        Energy
                                                                       (millions)
Operating revenues                          $  952.0      $  129.6      $   30.5     $    3.8     $1,115.9
Depreciation and depletion                    (124.3)         (0.4)         (6.0)        (1.7)      (132.4)
Income (loss) from equity investments              -             -           3.6        (23.0)       (19.4)
Interest charges                               (62.8)         (0.2)         (3.5)        (9.2)       (75.7)
Income taxes                                   (52.9)         (3.6)        (36.3)        39.6        (53.2)
Cumulative effect of a change
   in accounting principle                      30.1             -             -            -         30.1
Net income (loss)                               88.1           5.9          79.2        (14.5)       158.7


                                                               Strategic        KLT                     Great Plains
                                                  KCP&L          Energy         Gas          Other         Energy
2002                                                                         (millions)
Assets                                           $3,084.5       $  226.0      $   49.8      $  146.4      $3,506.7
Capital and investment expenditures (a)             135.5            2.1           8.7           4.6         150.9
2001
Assets(b)                                        $3,089.4       $  129.1      $   57.6      $  188.3      $3,464.4
Capital and investment expenditures (a)             265.8            1.5          25.0          82.0         374.3
2000
Assets                                           $2,980.9       $   47.7      $  239.6      $   25.7      $3,293.9
Net equity method investments (c)                       -              -          21.7           8.6          30.3
Capital and investment expenditures (a)             406.1            0.2          45.2          30.5         482.0

(a) Capital and investment expenditures reflect annual amounts for the periods presented.
(b) KCP&L assets do not match the KCP&L assets in the consolidated KCP&L segment table due to the reclassification of accrued taxes to current income taxes during consolidation with Great Plains Energy.
(c) Excluding affordable housing limited partnerships.

Consolidated KCP&L
On October 1, 2001, consolidated KCP&L distributed, as a dividend, its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and have not been included in consolidated KCP&L's results of operations and financial position since October 1, 2001.

The table below reflects summarized financial information for the years 2002 and 2001 concerning consolidated KCP&L's reportable segment. For the year 2000, consolidated KCP&L's segment information is identical to the Great Plains Energy segment information presented above. Other includes the operations of HSS and immaterial intercompany eliminations.

                                                                  Consolidated
2002                                     KCP&L          Other        KCP&L
                                                     (millions)
Operating revenues                      $1,009.9       $ 61.4       $1,071.3
Depreciation and depletion                (144.3)        (3.6)        (147.9)
Interest charges                           (80.3)        (1.7)         (82.0)
Income taxes                               (63.4)         0.5          (62.9)
Cumulative effect of a change
   in accounting principle                     -         (3.0)          (3.0)
Net income (loss)                          102.9         (7.2)          95.7


                                                              Subsidiaries
                                                             transferred to     Consolidated
2001                                 KCP&L         Other   Great Plains Energy     KCP&L
                                                           (millions)
Operating revenues                 $  967.5      $  66.2      $  317.2           $1,350.9
Depreciation and depletion           (136.3)        (2.4)        (14.3)            (153.0)
Loss from equity investments              -         (0.1)         (0.4)              (0.5)
Interest charges                      (78.1)        (1.7)        (17.8)             (97.6)
Income taxes                          (51.6)         0.3          20.9              (30.4)
Early extinguishment of debt              -            -          15.9               15.9
Net income (loss)                      98.0         (5.6)         27.3              119.7


                                                                            Subsidiaries
                                                                           transferred to       Consolidated
                                                 KCP&L         Other     Great Plains Energy        KCP&L
2002                                        (millions)
Assets                                         $ 3,084.5       $ 54.7          $   -             $ 3,139.2
Capital and investment expenditures (a)            135.5          1.2              -                 136.7
2001
Assets                                         $ 3,092.5       $ 53.1          $   -             $ 3,145.6
Capital and investment expenditures (a)            265.8          1.1           85.9                 352.8

(a) Capital and investment expenditures reflect annual amounts for the periods presented.

14. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

During the first quarter of 2002, Great Plains Energy terminated its $129 million bridge revolving credit facility. Great Plains Energy replaced the bridge facility with a $205 million syndicated 364-day, revolving credit facility with a group of banks. During June 2002, Great Plains Energy entered into a separate $20 million 364-day revolving credit facility with a bank. At December 31, 2002, Great Plains Energy had $14.0 million of outstanding borrowings, at an average interest rate of 2.27%, under the facilities. At December 31, 2001, Great Plains Energy had $124 million of outstanding borrowings under its $129 million bridge revolving credit facility with a weighted-average interest rate of 3.0%.

Both facilities require a ratio of Great Plains Energy indebtedness to consolidated capitalization of not more than 0.65 to 1.0. At December 31, 2002, the total indebtedness to consolidated capitalization calculated in accordance with the covenant was 0.55 to 1.0; therefore, the Company was in compliance with the covenant. A default by Great Plains Energy or any of its significant subsidiaries on more than $25 million of indebtedness is also a default under both facilities. Both facilities also require the ratio of consolidated EBITDA for the four quarters ending on such date to consolidated interest charges be less than 2.0 to 1.0. At December 31, 2002, the ratio was 5.99; therefore, the Company was in compliance with the covenant.

Strategic Energy has a $30 million short-term bank credit agreement that expires in March 2003. At December 31, 2002 and 2001, Strategic Energy had no short-term borrowings outstanding.

KCP&L's short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. As of December 31, 2002, there was no commercial paper outstanding. The weighted-average interest rate on the $62.0 million of commercial paper outstanding as of December 31, 2001, was 3.2%. Under minimal fee arrangements, KCP&L's short-term bank lines of credit totaled $126.0 million as of December 31, 2002, and $196.0 million with $134.0 million unused as of December 31, 2001.

A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. At December 31, 2002, the consolidated indebtedness to consolidated capitalization ratio calculated in accordance with the covenant was 0.60 to 1.0; therefore, the Company was in compliance with the covenant.

RSAE has a $25.0 million short-term bank credit agreement that increased from $22.0 million at December 31, 2001. Great Plains Energy has entered into a support agreement with RSAE and the lender that ensures adequate capital to operate RSAE. At December 31, 2002, RSAE had $23.6 million of outstanding borrowings under the agreement with a weighted-average interest rate of 4.75%. At December 31, 2001, RSAE had $20.4 million of outstanding borrowings under the agreement with a weighted-average interest rate of 6.8%.

15. LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $337.8 million and $364.8 million of medium-term notes and EIRR bonds (see discussion below) at December 31, 2002 and 2001, respectively.

In December 2002, KCP&L secured bond insurance policies as a credit enhancement to its Series 1993A and 1993B EIRR bonds, which aggregate $79.5 million. The insurance agreement between KCP&L and XL Capital Assurance Inc. (XLCA), the issuer of the bond insurance policies, provides for reimbursement by KCP&L for any amounts that XLCA pays under the bond insurance policies. The insurance agreement contains a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.0. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. In the event of a default under the insurance agreement, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

The EIRR bonds are subject to mandatory redemption within 120 to 180 days of a final determination by the IRS or a court that, as a result of KCP&L failing to perform any of its agreements relating to the bonds, interest paid or payable on the bonds is or was includable in the bondholders' gross income for Federal tax purposes.

KCP&L EIRR Bonds Classified as Current Liabilities
A $31.0 million variable-rate, secured EIRR bond with a final maturity in 2017 is remarketed on a weekly basis, with full liquidity support provided by a 364-day credit facility with one bank. This facility requires KCP&L to represent, as both a condition to renewal and prior to receiving any funding under the facility, that no MAC has occurred. KCP&L's available liquidity under this credit line is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation, or sale.

The 4.50% interest rate on KCP&L's $50.0 million Series C unsecured EIRR bonds expires on August 31, 2003. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. The $50.0 million Series C unsecured EIRR bonds and the $31.0 million discussed previously totaled $81.0 million and were classified as current liabilities at December 31, 2002.

In 2001, KCP&L remarketed three series of unsecured EIRR bonds at a fixed rate of 3.25% through August 29, 2002: its Series A and B, $106.5 million due 2015, and Series D, $40.0 million due 2017. The Series A, B and D EIRR bonds and the $31.0 million discussed previously totaled $177.5 million and were classified as current liabilities at December 31, 2001. In 2002, KCP&L remarketed its Series A, B and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007.

KCP&L Unsecured Notes
At December 31, 2002, KCP&L had a total of $200.8 million of unsecured EIRR bonds outstanding. The Series C EIRR bonds, $50.0 million due 2017, have a fixed rate of 4.50% through August 31, 2003, and are classified as current liabilities at December 31, 2002. In 2002, KCP&L remarketed its 1998 Series A, B and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007. The final maturity for Series A and B bonds is 2015 and the final maturity for Series D is 2017. At the end of the fixed interest rate period, the bonds will be subject to mandatory redemption or purchase and KCP&L anticipates remarketing the bonds at which time a new interest rate period and mode will be determined. KCP&L has classified the 1998 Series A, B and D EIRR bonds as long-term debt consistent with the five-year term of the remarketing. Under the previous one-year remarketing term, these three series were classified as current liabilities.

Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133. The fair value of the swap is recorded on KCP&L's balance sheet as an asset with an offset to the respective debt balances and has no impact on earnings. Future changes in the fair market value of the swap will be similarly recorded on the balance sheet with no impact on earnings. At December 31, 2002, the fair value of the swap was $4.3 million. See Note 17 for additional discussion of the interest rate swap.

KCP&L has a total of $625.0 million of outstanding unsecured senior notes at December 31, 2002. In 2002, KCP&L issued $225.0 million of 6.0% unsecured senior notes, maturing in 2007. The proceeds from the issuance were primarily used to refinance maturing unsecured medium-term notes.

Other Consolidated KCP&L Long-Term Debt
RSAE's long-term debt consists mainly of loans for buildings, leasehold improvements and equipment.

Other Great Plains Energy Long-Term Debt
KLT Investments' affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. The equity securities held as collateral for these notes, included in other investments and nonutility property on the consolidated balance sheets, were $9.3 million at December 31, 2002 and $12.0 million at December 31, 2001.

Scheduled Maturities
Great Plains Energy's long-term debt maturities for the years 2003 through 2007 are $134.1 million, $60.6 million, $254.2 million, $2.6 million and $227.0 million, respectively. These amounts include consolidated KCP&L's long-term debt maturities for the years 2003 through 2007, of $124.9 million (including $104.0 million of medium term notes called in early 2003), $55.8 million, $250.9 million, $0.9 million and $226.5 million, respectively. In early 2003, KCP&L received a total of approximately $100 million as an equity contribution from Great Plains Energy, which was used to repay the $104.0 million of medium-term notes included in current maturities at December 31, 2002.

16. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity
In 2002, Great Plains Energy filed a registration statement for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities or common stock. During November 2002, Great Plains Energy issued 6.9 million shares of common stock at $22 per share under this registration with $151.8 million in gross proceeds to be used for repayment of debt at Great Plains Energy and KCP&L and for general corporate purposes. Issuance costs of $6.1 million are reflected in Great Plains Energy's capital stock premium and expense line in the December 31, 2002, consolidated statement of capitalization.

Also during November 2002, Great Plains Energy issued 0.4 million shares of common stock valued at $8.0 million in conjunction with the purchase of an additional indirect ownership interest in Strategic Energy. See Note 9 for additional information concerning this transaction.

As of December 31, 2002 and 2001, the Company held 152 shares and 35,916 shares, respectively, of its common stock. The cost of these shares is included in treasury stock on the consolidated statements of capitalization. The shares are held for future distribution upon exercise of options issued in conjunction with the Company's equity compensation plan.

Great Plains Energy has 3.0 million shares of common stock registered with the SEC for a Dividend Reinvestment and Direct Stock Purchase Plan (Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy currently purchases shares for the Plan on the open market.

Great Plains Energy has 8.3 million shares of common stock registered with the SEC for a defined contribution savings plan. The Company matches employee contributions, subject to limits.

Under the 35 Act, Great Plains Energy and KCP&L can pay dividends only out of retained or current earnings, unless authorized to do so by the SEC. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively. In their application under the 35 Act to establish a registered holding company structure, GPE and KCP&L committed to maintain a consolidated common equity capitalization of at least 30%.

Great Plains Energy's Articles of Incorporation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors.

Under the indenture relating to KCP&L's 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCP&L Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCP&L Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

In March 2002, Great Plains Energy made a $36.0 million capital contribution to KCP&L increasing capital stock premium and expense to $75.0 million, which is reflected in common stock in the KCP&L consolidated statement of capitalization. In early 2003, Great Plains Energy made an additional capital contribution to KCP&L of approximately $100 million, which was used to pay down long-term debt.

Preferred Stock
As of December 31, 2002, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized under Great Plains Energy's Articles of Incorporation. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities
In 1997, KCP&L Financing I (Trust) issued $150,000,000 of 8.3% preferred securities. The sole asset of the Trust is the $154,640,000 principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCP&L deducts these payments for tax purposes. KCP&L may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCP&L may redeem all or a portion of the debentures at anytime but has not elected to redeem any at this time. If KCP&L redeems all or a portion of the debentures, the Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

17. DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

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

In 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133. The fair value of the swap is recorded on KCP&L's balance sheet as an asset with an offset to the respective debt balances and has no impact on earnings. Future changes in the fair market value of the swap will be similarly recorded on the balance sheet with no impact on earnings. At December 31, 2002, the fair value of the swap was $4.3 million.

KCP&L has two interest rate swap agreements in place to fix the interest rate on $30 million of floating-rate long-term debt. These swaps do not meet the criteria to qualify for hedge accounting. The swap agreements terminate in 2003 and effectively fix the interest at a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets or liabilities and changes in the fair market value of these instruments is recorded as interest expense in the income statement.

In 2000, KCP&L issued $200 million of unsecured, floating rate medium-term notes. Simultaneously, KCP&L entered into interest rate cap agreements to hedge the interest rate risk on the notes. The cap agreements were designated as cash flow hedges. The difference between the fair market value of the cap agreements recorded on the balance sheet at initial adoption and the unamortized premium was reported in interest expense. Both the notes and the cap agreements have matured.

Commodity Risk Management
KCP&L's risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments is recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. An option that was designated as a cash flow hedge expired on December 31, 2001. The option allowed Strategic Energy to purchase up to 270 MWs of power at a fixed rate of $21 per MWh. The fair market value of this option and swap agreements designated as cash flow hedges at January 1, 2001, was recorded as a current asset and a cumulative effect of a change in accounting principle in comprehensive income.

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

At January 1, 2001, Strategic Energy also had five swap agreements that did not qualify for hedge accounting. The fair market value of these swaps at January 1, 2001, was recorded as an asset or liability on the consolidated balance sheet and an adjustment to the cost of purchased power. The change in the fair market value was recorded in purchased power. All of these swaps expired in 2002.

KLT Gas' risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. These hedging instruments are designated as cash flow hedges. The fair market value of these instruments at January 1, 2001, was recorded as current assets or current liabilities, as applicable, and the cumulative effect of a change in accounting principle in comprehensive income. When the gas is sold and to the extent the hedge is effective at mitigating the impact of a change in the sales price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value are recorded directly in gas revenues. KLT Gas is currently developing gas properties; therefore, no production was hedged in 2002.

The amounts recorded related to the cash flow hedges in OCI are summarized in the following tables:

Great Plains Energy activity for 2002

                                                        Increase
                                     December 31     (Decrease) in                   December 31
                                         2001             OCI         Reclassified       2002
Assets                                                         (millions)
  Other current assets                  $ (0.2)          $   2.7         $   0.5        $  3.0
Liabilities and capitalization
  Other current liabilities              (12.7)              6.1             5.0          (1.6)
  Accumulated OCI                         12.1             (10.4)           (2.6)         (0.9)
  Deferred income taxes                    8.5              (7.2)           (2.0)         (0.7)
  Other deferred credits                  (7.7)              8.8            (0.9)          0.2


Consolidated KCP&L activity for 2002

                                                        Increase
                                     December 31     (Decrease) in                   December 31
                                         2001             OCI         Reclassified       2002
Assets                                                         (millions)
  Other current assets                  $ (0.2)          $   0.6         $  (0.1)       $  0.3
Liabilities and capitalization
  Other current liabilities               (0.1)              0.1               -             -
  Accumulated OCI                          0.2              (0.4)              -          (0.2)
  Deferred income taxes                    0.1              (0.3)            0.1          (0.1)

Great Plains Energy activity for 2001

                                      Cumulative
                                      Effect to         Increase
                                      January 1,     (Decrease) in                   December 31
                                         2001             OCI         Reclassified       2001
Assets                                                         (millions)
  Other current assets                  $ 44.5           $ (20.6)        $ (24.1)       $ (0.2)
Liabilities and capitalization
  Other current liabilities               (6.8)            (20.8)           14.9         (12.7)
  Accumulated OCI                        (17.4)             25.6             3.9          12.1
  Deferred income taxes                  (12.7)             18.1             3.1           8.5
  Other deferred credits                  (7.6)             (2.3)            2.2          (7.7)


Consolidated KCP&L activity for 2001

                                      Cumulative                                      Transferred
                                      Effect to         Increase                       to Great
                                      January 1,      (Decrease) in                     Plains      December 31
                                         2001             OCI         Reclassified      Energy          2001
Assets                                                                 (millions)
  Other current assets                  $ 44.5           $ (20.6)        $ (24.1)       $    -        $ (0.2)
Liabilities and capitalization
  Other current liabilities               (6.8)            (15.7)            7.4          15.0          (0.1)
  Accumulated OCI                        (17.4)             23.4             7.6         (13.4)          0.2
  Deferred income taxes                  (12.7)             16.6             5.6          (9.4)          0.1
  Other deferred credits                  (7.6)             (3.7)            3.5           7.8             -



Reclassified to earnings

                                          Great Plains Energy              Consolidated KCP&L
                                         2002              2001            2002          2001
                                                                (millions)
Gas revenues                            $ (0.2)          $  (3.9)        $     -        $ (3.7)
Fuel expense                               0.1                 -             0.1             -
Purchased power expense                   (5.4)             13.1               -          20.4
Minority interest                          0.9              (2.2)              -          (3.5)
Income taxes                               2.0              (3.1)           (0.1)         (5.6)
  OCI                                   $ (2.6)          $   3.9         $     -        $  7.6

18. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCP&L's share of jointly-owned electric utility plants as of December 31, 2002, is as follows (in millions of dollars):

                                             Wolf Creek     LaCygne       Iatan
                                                Unit         Units         Unit
KCP&L's share                                    47%           50%          70%

Utility plant in service                       $1,360        $ 324        $ 260
Estimated accumulated depreciation                584          218          170
Nuclear fuel, net                                  22            -            -
KCP&L's accredited capacity--MWs                  550          681          469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.

KCP&L's share of direct expenses is included in the appropriate operating expense classifications in the Great Plains Energy and Consolidated KCP&L Statements of Income.

19. DTI HOLDINGS, INC. AND SUBSIDIARIES

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiaries, Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called "DTI". The filings enable DTI to continue to conduct its business operations while attempting to resolve its financial obligations. DTI is a telecommunications company headquartered in St. Louis that focuses on providing access and connectivity to secondary and tertiary markets. KLT Telecom agreed to provide up to $5 million in debtor-in-possession financing (DIP Loan) to Digital Teleport for a term of 18 months during the bankruptcy process if it achieves certain financial goals. If KLT Telecom provides loans under the DIP Loan agreements, it will have priority repayment over most other Digital Teleport obligations to the extent of such DIP loan advances. The Bankruptcy Court approved the DIP Loan on February 18, 2002, but no advances have been made under the DIP Loan to date.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from the majority shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with the February 8, 2001, Purchase Agreement, KLT Telecom granted Weinstein a put option. The put option allows Weinstein to sell his remaining shares to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during the fourth quarter of 2001, as discussed below.

Prior to the DTI bankruptcy filings, KLT Telecom's $175.2 million book value of its investment in, and loans to, DTI included a February 1, 2001, $94 million loan to Holdings, the proceeds of which were used by Holdings to repurchase a portion of its Senior Discount Notes, and $47 million in principal amount of loans to Digital Teleport under various arrangements. The $47 million of loans are secured, to the extent permitted by law or agreement, by Digital Teleport Inc.'s assets. In December 2001, KLT Telecom converted $84 million of the $94 million loan to Holdings, plus accrued interest of approximately $8.5 million, to an equity contribution to Holdings.

The Company obtained from legal counsel an opinion which stated that, based upon and subject to the analysis, limitations and qualifications set forth in the opinion, a court applying Missouri law and acting reasonably in a properly presented and argued case would hold that the corporate veil of DTI would not be pierced with respect to Great Plains Energy and its subsidiaries and therefore neither Great Plains Energy nor its subsidiaries would be required to fund, beyond KLT Telecom's current equity investment in or loans to DTI, directly, indirectly or through guarantees, any of the present, past or future liabilities, commitments or obligations of DTI, except for the DIP Loan and certain performance bonds.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (Century Tel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, but the Asset Purchase Agreement contains conditions to closing, which include among other items the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003. The Asset Sale, if it is consummated, will produce $38 million of gross sale proceeds, subject to certain closing adjustments, $3.8 million of which will be escrowed (Escrow Funds). The Escrow Funds will be disbursed 180 days following the closing of the Asset Sale, subject to any reduction for the amount of claims by Century Tel for breaches of representations and warranties of Digital Teleport under the Asset Purchase Agreement. Assuming full release of that escrow, the proceeds of the Asset Sale together with Digital Teleport's cash on hand are expected to total approximately $47 million (Anticipated Assets).

The Company believes that KLT Telecom has a valid and perfected security interest in virtually all of Digital Teleport's assets to secure repayment of approximately $50 million (including accrued interest) of indebtedness which would entitle KLT Telecom to receive all of the Anticipated Assets, leaving no distribution to other creditors of Digital Teleport. The Bankruptcy Court, however, has not ruled on the validity of KLT Telecom's security interest in Digital Teleport's assets, and there is a possibility that the Bankruptcy Court would disallow this security interest or otherwise subordinate KLT Telecom's claims to other Digital Teleport creditors' claims. To expedite the Digital Teleport bankruptcy case process, including the resolution of creditors' claims and possible claims against the Company, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement does not resolve any claims that Holdings or its creditors may have against the Company; however, as discussed below, settlement discussions have commenced in the Holdings bankruptcy case. The Teleport Settlement Agreement, if approved by the Bankruptcy Court, resolves all material issues and disputes among the parties to that agreement. Under the Teleport Settlement Agreement, Digital Teleport, the Creditors Committee and three members of the Creditors Committee holding claims against Digital Teleport will release claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments will be deemed to receive such payments in full satisfaction of their claims against Digital Teleport. In addition, the Teleport Settlement Agreement provides for the receipt by KLT Telecom of an assignment of claims of Digital Teleport, the Creditors Committee and the bankruptcy estate of Digital Teleport against Weinstein, any officer or director of Digital Teleport, or any other person or entity.

The Teleport Settlement Agreement does not purport to resolve (i) three priority proofs of claim by the Missouri Department of Revenue in the aggregate amount of $2,848,446 (collectively, the MODOR Claim); (ii) an unsecured proof of claim by Gary Douglass, the former Chief Financial Officer of DTI, in the amount of $2,055,900 (Douglass Claim); or (iii) any claims by Holdings against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy, or by creditors of Holdings, including the holders of $265 million of Senior Discount Notes of Holdings as to which no proof of claim has been filed in the Digital Teleport bankruptcy proceeding. Digital Teleport has filed objections to the Douglass Claim and MODOR Claim asserting that each claim should be disallowed in full. The Teleport Settlement Agreement provides for a pro rata distribution from the Anticipated Assets ranging from 82.5% to 90% of the sum of (i) the non-priority unsecured claims of approximately $10.3 million held by Digital Teleport's trade creditors (Trade Claims), (ii) an amended claim of $1 million by Union Electric Co. d/b/a Ameren UE (Amended Ameren Claim), and (iii) the allowed, non-priority unsecured portions, if any, of the Douglass Claim and the MODOR Claim, with the exact percentage being determined by the extent to which the MODOR Claim and the Douglass Claim are resolved in the Digital Teleport bankruptcy proceeding and are not disallowed. Upon approval of the Teleport Settlement Agreement by the Bankruptcy Court, after the payment of administrative, secured and priority claims (which claims, excluding the MODOR Claim, are estimated to total approximately $3 million) the balance of the Anticipated Assets is expected to be distributed to KLT Telecom, subject to the resolution of the MODOR Claim and the Douglass Claim, and subject, further, to a possible payment to the creditors of Holdings as described below.

Upon closure of the proposed Asset Sale, KLT Telecom will pay a base sum of $1.6 million to certain executives of Digital Teleport for entering into employment agreements required as a condition precedent to the proposed Asset Sale. This sum will be increased based upon the amount of Escrow Funds released to Digital Teleport, but the sum is not anticipated to exceed $2.5 million.

Digital Teleport and Digital Teleport of Virginia have prepared a Chapter 11 plan (Chapter 11 Plan) and disclosure statement reflecting the Asset Sale and Teleport Settlement Agreement and expect that a confirmation hearing will be held by the Bankruptcy Court in May 2003. While confirmation of the Chapter 11 Plan is subject to a vote of creditors and the approval of the Bankruptcy Court, it is currently expected that, if the Bankruptcy Court approves the Teleport Settlement Agreement, the Chapter 11 Plan will be confirmed due to the level of support for the plan by certain members of the Creditors Committee. The Chapter 11 Plan contemplates that Digital Teleport and Digital Teleport of Virginia will be liquidated after distribution of those companies' assets to their creditors pursuant to the Chapter 11 Plan and the Teleport Settlement Agreement.

In an objection to a motion by Digital Teleport for an extension of time in which to propose a Chapter 11 plan, the largest creditor of Holdings (the Creditor) asserted that Holdings, Digital Teleport and their creditors have claims against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy based on theories of breach of contract, fraudulent conveyance, recharacterization of debt, subordination and breach of fiduciary duty. Among other things, the Creditor asserted that certain tax benefits should have been paid to Holdings and Digital Teleport, rather than to KLT Telecom as provided in the October 1, 2001, Great Plains Energy tax allocation agreement. The Creditor has not otherwise pursued these claims at this time, and the Company believes that it has meritorious defenses to these claims. Further, Holdings, the principal creditors of Holdings (including the Creditor), KLT Telecom, KLT Inc., KCP&L, and Great Plains Energy are in the process of negotiating a separate settlement agreement which, if finalized and approved by the Bankruptcy Court, is anticipated to resolve the Holdings bankruptcy case and any claims that might be asserted in the Holdings bankruptcy case against the Company, and to provide payment to the creditors of Holdings from a portion of the proceeds KLT Telecom otherwise would receive from the Asset Sale. If the separate settlement agreement is finalized, it is anticipated that the Chapter 11 Plan will be modified to add Holdings as a proponent and to include the terms of the Holdings Settlement Agreement.

The ultimate impact of the Asset Sale, the Teleport Settlement Agreement and/or the potential separate settlement agreement in the Holdings bankruptcy case will not be determined until final resolution of the matters set forth above.

The operating results of DTI have been included for the period February 8, 2001 (date of acquisition) through September 30, 2001, for consolidated KCP&L and through December 31, 2001, for Great Plains Energy. Because of DTI's filing for bankruptcy protection under the U.S. Bankruptcy Code, KLT Telecom no longer has control over nor can it exert significant control over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and is presented on the cost basis. Consequently, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI during 2002 and will not do so during the remaining period of the DTI bankruptcy.

During the fourth quarter of 2001, the following were recognized in the financial statements of the Company related to the activities of DTI:

    o Wrote off $60.8 million of goodwill related to the purchase of DTI in February 2001.
    o Recorded a $342.5 million impairment of DTI's assets resulting in a negative KLT Telecom investment of $228.1 million.
    o The Company recorded a reduction in the negative investment of $207.5 million. This reduction resulted in a net impairment charge of $195.8 million ($342.5 million impairment of DTI's assets plus the $60.8 million write-off of goodwill less the $207.5 million adjustment of KLT Telecom's investment) and a remaining negative investment of $20.6 million. This remaining negative investment represents the possible commitments and guarantees relating to DTI including the $5 million for DIP financing and the $15 million aggregate floor of the Weinstein put option. The

       $20.6 million is included in Deferred Credits and Other Liabilities - Other on Great Plains Energy's consolidated balance sheet at both December 31, 2001 and 2002.

The net of the above items resulted in Great Plains Energy recording in 2001 a $195.8 million loss on property and $55.8 million of related income tax benefits. The $55.8 million income tax benefits applicable to this net write-off is net of a $15.8 million tax valuation allowance due to the uncertainty of recognizing future tax deductions while in the bankruptcy process. The $55.8 million income tax benefit reflects the impact of DTI's 2001 abandonment of $104 million of its long-haul assets in addition to other expected tax deductions. If additional assets of DTI are sold or abandoned during the bankruptcy process, or additional tax losses not already reflected are incurred by DTI, KLT Telecom will record tax benefits associated with these additional tax deductions at that time. The amount of additional tax deductions will be limited by KLT Telecom's tax basis in DTI. DTI's tax losses have continued to be included in Great Plains Energy's consolidated tax return. In accordance with the tax allocation agreement with DTI, cash tax savings are shared with DTI only to the extent DTI generates taxable income to utilize such losses. The Company will reconsider the $15.8 million tax valuation allowance at the conclusion of the bankruptcy process.

The following are condensed DTI consolidated financial statements for the year ended December 31, 2001:

                                                                   Net Assets
                                                              De-consolidated by
 DTI Consolidated Balance Sheet December 31, 2001                  KLT Telecom
                                                            (millions)
 Assets
    Property and equipment, net                      $ 46.9
    Other                                               6.1
       Total assets                                  $ 53.0         $ (53.0)
 Liabilities
    Current liabilities not subject to compromise    $  0.2             0.2
    Liabilities subject to compromise
       Loans from KLT Telecom                          57.0
       Deferred revenue                                45.8            45.8
       Interest payable to KLT Telecom                  3.0
       Other                                           31.9            31.9
       Senior discount notes
          Held by KLT Telecom                           8.5
          Held by others                              203.2           203.2
       Total liabilities subject to compromise        349.4
 Stockholders' equity (deficit)                      (296.6)
       Total liabilities and stockholders'
          equity (deficit)                           $ 53.0         $ 228.1

DTI Consolidated Statement of Income for the Year Ended December 31, 2001
                                                                     (millions)
Telecommunications service revenues                                    $  17.4
Operating expenses
   Provision for impairment of long-lived assets (a)                    (342.5)
   Other                                                                 (44.2)
   Interest expense net of interest income                               (31.9)
      Loss before income tax benefit and extraordinary item             (401.2)
Income tax benefit                                                        37.9
Gain on early extinguishment of debt                                      57.2
      Net loss                                                         $(306.1)

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


DTI Consolidated Statement of Cash Flows for the Year Ended December 31, 2001
                                                                     (millions)
Net cash used in operating activities                                 $ (10.8)
Net cash used in investing activities                                   (41.2)
Cash provided by financing activities                                    42.9
   Net decrease in cash and cash equivalents                          $  (9.1)

Reconciliation of DTI consolidated financial statements to DTI financial results included in Great Plains Energy consolidated financial statements
                                                                     (millions)
Loss before income tax benefit and extraordinary item                $ (401.2)
Loss before consolidation on February 8, 2001                             7.1
Goodwill write-off                                                      (60.8)
Reduction to KLT Telecom's negative investment in DTI                   207.5
   Total                                                             $ (247.4)

Net DTI write-off                                                    $ (195.8)
DTI operational loss, excluding net write-off                           (51.6)
   Total equal to the above                                            (247.4)
Other                                                                    (1.0)
   Total included in loss before income taxes                          (248.4)
Income tax benefits recorded by KLT Telecom                              74.6
   Loss before extraordinary item                                      (173.8)
Early extinguishment of debt                                             15.9
   DTI loss included in Great Plains Energy
     consolidated net loss                                           $ (157.9)

Extraordinary Item - Early Extinguishment of Debt
The KLT Telecom gain on early extinguishment of debt resulted from DTI's completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. The $15.9 million early extinguishment of debt has been reduced by the losses previously recorded by DTI but not reflected by KLT Telecom, and is net of $9.1 million of income tax.

20. QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly operating results for Great Plains Energy and consolidated KCP&L are identical prior to the October 1, 2001, formation of a holding company.

Great Plains Energy

                                                                          Quarter
                                                     1st            2nd             3rd            4th
2002                                                                     (millions)
Operating revenue                                 $  358.8        $  465.4       $  585.0       $  452.7
Operating income                                      15.3            78.4          135.9           62.1
Income (loss) before cumulative effect                (2.9)           36.0           68.8           27.3
Net income (loss)                                     (5.9)           36.0           68.8           27.3
Basic and diluted earning (loss) per common
      share before cumulative effect              $  (0.05)       $   0.57       $   1.11       $   0.41
Basic and diluted earning (loss) per common
      share                                       $  (0.10)       $   0.57       $   1.11       $   0.41
2001
Operating revenue                                 $  280.2        $  346.5       $  480.9       $  354.3
Operating income (loss)                                7.4            75.8          131.7         (157.7)
Income (loss) before extraordinary item               (3.0)           36.2           55.6         (128.8)
Net income (loss)                                     12.9            36.2           55.6         (128.9)
Basic and diluted earning (loss) per common
      share before extraordinary item             $  (0.06)       $   0.58       $   0.89       $  (2.09)
Basic and diluted earning (loss) per common
      share                                       $   0.20        $   0.58       $   0.89       $  (2.09)

Net income (loss) in the fourth quarter of 2001 includes a loss of $140.0 million due to the net write-off of the investment in DTI.

Consolidated KCP&L

                                                                          Quarter
                                                     1st            2nd             3rd            4th
2002                                                                     (millions)
Operating revenue                                 $  212.2        $  264.2       $  351.5       $  243.4
Operating income                                       6.7            66.9          124.6           50.5
Income (loss) before cumulative effect                (8.0)           27.1           62.3           17.3
Net income (loss)                                    (11.0)           27.1           62.3           17.3
2001
Operating revenue                                 $  280.2        $  346.5       $  480.9       $  243.3
Operating income                                       7.4            75.8          131.7           39.8
Income (loss) before cumulative effect                (3.0)           36.2           55.6           15.0
Net income                                            12.9            36.2           55.6           15.0

First quarter 2002 income statement information as reported in the March 31, 2002, Form 10-Q has been restated to reflect the cumulative effect to January 1, 2002, of a change in accounting principle for the $3.0 million RSAE goodwill write-down. Certain reclassifications have been made to previously reported amounts in the 2001 Form 10-Q's, reflecting reclassifications of revenues and purchased power recorded by Strategic Energy. There is no impact to net income as a result of these adjustments. Revenues reported in the 2001 Form 10-Q's were $281.9 million, $354.3 million and $492.6 million for the first, second and third quarters of 2001, respectively. The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Great Plains Energy Incorporated

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended. Our audit also included the 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 27, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of Kansas City Power & Light Company

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the year then ended. Our audit also included the 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/DELOITTE & TOUCHE  LLP

Kansas City, Missouri
February 27, 2003

                        Report of Independent Accountants

To the Shareholders and the Board of Directors of Great Plains Energy Incorporated:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Great Plains Energy Incorporated and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity), as of and for the year ended December 31, 2001, which statements reflect total assets of $53.0 million as of December 31, 2001 and total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended on January 1, 2001. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for pensions in 2000.




                                                  /s/PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to Note 13, as to which the date is May 22, 2002, and except with respect to the 2001 and 2000 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6, as to which the date is February 21, 2003

                        Report of Independent Accountants

To the Shareholder and the Board of Directors of Kansas City Power & Light Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Kansas City Power & Light Company (a wholly-owned subsidiary of Great Plains Energy Incorporated) and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity), as of and for the year ended December 31, 2001, which statements reflect total assets of $53.0 million as of December 31, 2001 and total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kansas City Power & Light Company and Subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended on January 1, 2001. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for pensions in 2000.

As discussed in Note 1 to the consolidated financial statements, on October 1, 2001 the Company completed its corporate reorganization creating a holding company structure.


                                                  /s/PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to Note 13, as to which the date is May 22, 2002, and except with respect to the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6, as to which the date is February 21, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of DTI Holdings, Inc.

We have audited the balance sheets of DTI Holdings, Inc. and subsidiaries (Debtors-in-Possession) (the "Company") as of December 31, 2001, and the related statements of operations and stockholder's equity (deficit) and of cash flows for the year ended June 30, 2000, the six-month period ended December 31, 2000 and the year ended December 31, 2001. These financial statements (which are not included herein) are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of DTI Holdings, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year ended June 30, 2000, the six-month period ended December 31, 2000 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to those financial statements, the Company has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to those financial statements, the Company's recurring losses from operations, negative working capital, and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to those financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to those financial statements, the Company determined that the carrying value of its long-lived assets had been impaired during the year. In accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of, the Company recorded an impairment charge of approximately $342 million at December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

St. Louis, Missouri
January 30, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

General Note
Pursuant to General Instruction G to Form 10-K, the Great Plains Energy information required by Part III (Items 10, 11, 12 and 13) of Form 10-K will either be (i) incorporated by reference from the Definitive Proxy Statement for Great Plains Energy's 2002 Annual Meeting of Shareholders, to be filed with the SEC not later than March 31, 2003, or (ii) included in an amendment to this report filed with the SEC on Form 10-K/A not later than 120 days after December 31, 2002.

The following information is provided in connection with KCP&L.

Directors
The directors of KCP&L are the same as those for Great Plains Energy. The ten nominees listed below are all of the current directors and have consented to stand for election to the Board of Great Plains Energy. If they are elected to serve by the shareholders of Great Plains Energy at the Annual Meeting on May 6, 2003, they will also be elected to the KCP&L Board.

Nominees for Directors
         Bernard J. Beaudoin                                 Director since 1999
         Mr. Beaudoin, 62, is Chairman of the Board, President and Chief Executive Officer of Great Plains Energy. He is also Chairman of the Board and Chief Executive Officer of KCP&L. He was elected Chairman of the Board and named Chief Executive Officer of Great Plains Energy in 2001. He was elected President in 1999. Previously, he was President of KLT Inc., a wholly-owned subsidiary of Great Plains Energy. Mr. Beaudoin served as a member of the Executive Committee during 2002.

         David L. Bodde                                      Director since 1994
         Dr. Bodde, 60, holds the Charles N. Kimball Chair in Technology and Innovation (since 1996) at the Bloch School of Business, University of Missouri-Kansas City. He serves on the board of The Commerce Funds. Dr. Bodde served as a member of the Audit and Governance Committees during 2002.

         Mark A. Ernst                                       Director since 2000
         Mr. Ernst, 44, is Chairman of the Board, President and Chief Executive Officer of H&R Block Inc., a provider of tax preparation, investment, mortgage and accounting services. He was elected Chairman of the Board in 2002, Chief Executive Officer in 2001 and President in 1999. Previously, he was Chief Operating Officer of H&R Block. He also serves on the board of SCS Transportation. Mr. Ernst served on the Audit and Compensation Committees during 2002.

         Randall C. Ferguson, Jr.                            Director since 2002
         Mr. Ferguson, 51, is the retired Senior Location Executive (1998-2003) for the IBM Western Region. IBM is a leading creator and manufacturer of advanced information technologies, including computer systems, software, network systems, storage devices and microelectronics. Mr. Ferguson served on the Audit Committee during 2002.

         William K. Hall                                     Director since 2000
         Mr. Hall, 59, is Chairman and Chief Executive Officer (since 2000) of Procyon Technologies Inc., a Chicago-based holding company with investments in the aerospace and defense industries. He was previously President and Chief Executive Officer of Falcon Building Products, Inc. Mr. Hall serves on the boards of Actuant Corporation, A. M. Castle & Co., GenCorp and Woodhead Industries. Mr. Hall served on the Compensation and Executive Committees during 2002.

         Luis A. Jimenez                                     Director since 2001
         Mr. Jimenez, 58, is Senior Vice President and Chief Strategy Officer (since 1999) of Global Growth and Futures Strategy with Pitney Bowes, a Fortune 300 provider of messaging solutions, office products and financial services. Previously, he was Vice President and Practice Leader, Telecommunications and Media, Latin America, for Arthur D. Little, Inc., an international management consulting firm. Mr. Jimenez served on the Governance Committee during 2002.

         James A. Mitchell                                   Director since 2002
         Mr. Mitchell, 61, is the Executive Fellow, Leadership (since 1999), at the Center for Ethical Business Cultures. He is the retired Executive Vice President of Marketing and Products (1993-1999) of American Express Company. Mr. Mitchell served on the Governance Committee during 2002.

         William C. Nelson                                   Director since 2000
         Mr. Nelson, 65, is Chairman (since 2001) of George K. Baum Asset Management, an asset management advisor. He is the retired Chairman (1990-2000) of Bank of America Midwest. He serves on the board of DST Systems. Mr. Nelson served on the Audit and Compensation Committees during 2002.

         Linda H. Talbott                                    Director since 1983
         Dr. Talbott, 62, is President (since 1975) of Talbott & Associates, international consultants in strategic planning, philanthropic management and development to foundations, corporations, and the nonprofit sector. Dr. Talbott served as a member of the Executive and Governance Committees during 2002.

         Robert H. West                                      Director since 1980
         Mr. West, 64, is the retired Chairman (1986-1999) of Butler Manufacturing Company, a supplier of non-residential building systems, specialty components, and construction services. He serves on the boards of Astec Industries, Inc., Burlington Northern Santa Fe Corporation and Commerce Bancshares, Inc. Mr. West served as a member of the Audit, Compensation and Executive Committees during 2002.

Executive Officers
The information with respect to executive officers of the registrants contained in this Form 10-K under "Item 1. Business-Executive Officers of Registrants" is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table contains compensation data for KCP&L executive officers for fiscal years ended December 31, 2002, 2001 and 2000.



                                                  Annual Compensation                   Long Term Compensation
                                                                                          Awards              Payouts
                                                                  Other Annual  Restricted      Securities     LTIP      All Other
                                                                  Compensation  Stock Award(s)  Underlying   Payouts    Compensation
  Name and Principal Position      Year    Salary($)   Bonus ($)     ($) (2)       ($)          Options/SARs     ($)         (3)
              (a)                  (b)        (c)         (d)          (e)         (f)              (g)          (h)         (i)
Bernard J. Beaudoin (1)            2002     415,000     186,750                     0              55,000         0        51,486
  Chairman of the Board and        2001     400,000           0                     0              55,000         0        36,971
  Chief Executive Officer          2000     325,000     162,535                     0                   0         0        33,174
Andrea F. Bielsker (1)             2002     200,000      60,000                     0              13,000         0        18,569
  Senior Vice President-Finance,   2001     180,000           0                     0              13,000         0        15,565
  Chief Financial Officer and      2000     140,000      63,991                     0                   0         0        11,213
  Treasurer
William H. Downey (1)(4)           2002     260,000      78,000                     0              20,000         0        14,382
  President                        2001     250,000           0                     0              20,000         0         5,645
                                   2000      65,000      54,000                     0                   0         0           698
Stephen T. Easley                  2002     200,000      50,000                     0              13,000         0         5,242
  Vice President-Generation        2001     160,000           0                     0               6,000         0         6,833
  Services                         2000     115,455      63,000                     0                   0         0         4,980
Jeanie Sell Latz (1)               2002     210,000      63,000                     0              13,000         0        29,353
  Secretary                        2001     200,000           0                     0              13,000         0        27,056
                                   2000     180,000      83,506                     0                   0         0        19,121


(1)    Includes compensation received from Great Plains Energy and KCP&L.
(2) While the five named executive officers receive certain perquisites from the Company, such perquisites did not reach in any of the reported years the threshold for reporting of the lesser of either $50,000 or ten percent of salary and bonus set forth in the applicable rules of the Securities and Exchange.
(3)    For 2002, amounts include:
       * Flex dollars under the Flexible Benefits Plan: Beaudoin - $18,310; Bielsker -$11,707; Downey - $3,867; Easley - $2,104; and
           Latz - $17,867
       *   Deferred Flex Dollars:  Beaudoin - $16,157; and Downey - $650
       *   Above-market interest paid on deferred compensation: Beaudoin -
           $4,569; Bielsker - $862; Downey - $2,065; and Latz - $5,186
       *   Great Plains Energy contribution under the Great Plains Energy
           Employee Savings Plus Plan: Beaudoin - $5,563; Bielsker - $5,521; Downey -$5,563; Easley - $3,138; and Latz - $5,533
       * Contribution to Deferred Compensation Plan: Beaudoin - $6,887; Bielsker - $479; Downey - $2,237; and Latz - $767
(4) Mr. Downey was employed as Executive Vice President-KCPL and President-KCPL Delivery effective September 25, 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                    Potential
                                                                                                 Realizable Value
                                                                                                 of Assumed Annual      Alternative
                                                                                                  Rates of Stock        to (f) and
                                                                                                Price Appreciation      (g): Grant
                                       Individual Grants                                          For Option Term       Date Value
                                 Number of     Percent of Total
                                Securities       Options/SARs
                                Underlying        Granted to       Exercise or                                          Grant Date
                               Options/SARs      Employees in      Base Price     Expiration       5%       10%           Present
             Name               Granted (#)       Fiscal Year        ($/Sh)          Date          ($)      ($)        Value ($) (1)
              (a)                   (b)               (c)             (d)            (e)           (f)      (g)              (f)
   Bernard J. Beaudoin            55,000             30.4%           $24.90       02-05-2012                             $ 173,173
   Andrea F. Bielsker             13,000              7.2%           $24.90       02-05-2012                             $  40,932
   William H. Downey              20,000               11%           $24.90       02-05-2012                             $  62,972
   Stephen T. Easley              13,000              7.2%           $24.90       02-05-2012                             $  40,932
   Jeanie S. Latz                 13,000              7.2%           $24.90       02-05-2012                             $  40,932

   (1) The grant date valuation was calculated by using the binomial option pricing formula, a derivative of the Black-Scholes model. The underlying assumptions used to determine the present value of the option were as follows:

                            Annualized Stock Volatility:       27.503%
                         Time of Exercise (Option Term):      10 years
                                Risk Free Interest Rate:         4.57%
        Exercise Price (Equal to the Fair Market Value):        $24.90
                                 Average Dividend Yield:         7.68%




AGGREGATED OPTION/SAR EXERCISES IN THE LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES



                            Shares
                           Acquired                   Number of Unexercised          Value of Unexercised In-the-Money
                              on        Value     Options/SARs at Fiscal Year End     Options/SARs at Fiscal Year End
                           Exercise    Realized                (#)                                  ($)
          Name               (#)         ($)         Exercisable/Unexercisable          Exercisable/Unexercisable(1)

           (a)               (b)         (c)                 (d)                                  (e)
   Bernard J. Beaudoin        0           0                  0 / 110,000                          0 / 0
   Andrea F. Bielsker         0           0                  0 /  26,000                          0 / 0
   William H. Downey          0           0                  0 /  40,000                          0 / 0
   Stephen T. Easley          0           0                  0 /  19,000                          0 / 0
   Jeanie S. Latz             0           0             12,000 /  26,000                     $9,020 / 0

   (1) All unexercisable options were out-of-the-money on December 31, 2002.

Pension Plans
The Company has a non-contributory pension plan (Great Plains Energy Pension
Plan) for its management employees providing for benefits upon retirement, normally at age 65. In addition, a supplemental retirement benefit is provided for executive officers. The following table shows examples of single life option pension benefits (including unfunded supplemental retirement benefits) payable upon retirement at age 65 to the named executive officers:

 Average Annual Base Salary                  Annual Pension for
        for Highest                      Years of Service Indicated
         36 Months
                                 15          20          25        30 or more
          150,000               45,000      60,000      75,000      90,000
          200,000               60,000      80,000     100,000     120,000
          250,000               75,000     100,000     125,000     150,000
          300,000               90,000     120,000     150,000     180,000
          350,000              105,000     140,000     175,000     210,000
          400,000              120,000     160,000     200,000     240,000
          450,000              135,000     180,000     225,000     270,000
          500,000              150,000     200,000     250,000     300,000

Each eligible employee with 30 or more years of credited service, or whose age and years of service add up to 85, is entitled to a total monthly annuity equal to 50% of their average base monthly salary for the period of 36 consecutive months in which their earnings were highest. The monthly annuity will be proportionately reduced if their years of credited service are less than 30 or do not add up to 85. The compensation covered by the Great Plains Energy Pension Plan -- base monthly salary -- excludes any bonuses and other compensation. The Great Plains Energy Pension Plan provides that pension amounts are not reduced by Social Security benefits. The estimated credited years of service for the named executive officers in the Summary Compensation table are as follows:

                                                           Credited
                   Officer                              Years of Service
               Bernard J. Beaudoin                          22 years
               Andrea F. Bielsker                           18 years
               William H. Downey                             2 years
               Stephen T. Easley                             6 years
               Jeanie S. Latz                               22 years

Eligibility for supplemental retirement benefits is limited to executive officers selected by the Compensation Committee of the Board; all the named executive officers are participants. The total retirement benefit payable at the normal retirement date is equal to 2% of highest average earnings, as shown above, for each year of credited service up to 30 (maximum of 60% of highest average earnings). The actual retirement benefit paid equals the target retirement benefit less retirement benefits payable under the management pension plan. A liability accrues each year to cover the estimated cost of future supplemental benefits.

The Internal Revenue Code imposes certain limitations on pensions that may be paid under tax qualified pension plans. In addition to the supplemental retirement benefits, the amount by which pension benefits exceed the limitations will be paid outside the qualified plan and accounted for by Great Plains Energy as an operating expense.

Great Plains Energy Severance Agreements
Great Plains Energy has severance agreements (Severance Agreements) with certain executive officers, including the named executives, to ensure their continued service and dedication and their objectivity in considering on behalf of Great Plains Energy any transaction which would change the control of the company. Under the Severance Agreements, an executive officer would be entitled to receive a lump-sum cash payment and certain insurance benefits during the three-year period after a Change in Control (or, if later, the three-year period following the consummation of a transaction approved by Great Plains Energy's shareholders constituting a Change in Control) if the officer's employment was terminated by:

   o  Great Plains Energy other than for cause or upon death or disability;
   o the executive officer for "Good Reason" (as defined in the Severance Agreements); and
   o the executive officer for any reason during a 30-day period commencing one year after the Change in Control or, if later, commencing one year following consummation of a transaction approved by Great Plains Energy's shareholders constituting a change in control (a Qualifying Termination).

A Change in Control is defined as:

   o an acquisition by a person or group of 20% or more of the Great Plains Energy common stock (other than an acquisition from or by Great Plains Energy or by a Great Plains Energy benefit plan);
   o  a change in a majority of the Board; and
   o approval by the shareholders of a reorganization, merger or consolidation (unless shareholders receive 60% or more of the stock of the surviving company) or a liquidation, dissolution or sale of substantially all of Great Plains Energy's assets.

Upon a Qualifying Termination, Great Plains Energy must make a lump-sum cash payment to the executive officer of:

   o  the officer's base salary through the date of termination;
   o a pro-rated bonus based upon the average of the bonuses paid to the officer for the last five fiscal years;
   o  any accrued vacation pay;
   o two or three times the officer's highest base salary during the prior 12 months;
   o two or three times the average of the bonuses paid to the officer for the last five fiscal years;
   o the actuarial equivalent of the excess of the officer's accrued pension benefits including supplemental retirement benefits computed without reduction for early retirement and including two or three additional years of benefit accrual service, over the officer's vested accrued pension benefits; and
   o the value of any unvested contributions for the benefit of the officer under the Great Plains Energy Employee Savings Plus Plan.

In addition, Great Plains Energy must offer health, disability and life insurance plan coverage to the officer and his dependents on the same terms and conditions that existed immediately prior to the Qualifying Termination for two or three years, or, if earlier, until the executive officer is covered by equivalent plan benefits. Great Plains Energy must make certain "gross-up" payments regarding tax obligations relating to payments under the Severance Agreements as well as provide reimbursement of certain expenses relating to possible disputes that might arise.

Payments and other benefits under the Severance Agreements are in addition to balances due under the Great Plains Energy Long-Term Incentive Plan and Annual Incentive Plan. Upon a Change in Control (as defined in the Great Plains Energy Long-Term Incentive Plan), all stock options granted in tandem with limited stock appreciation rights will be automatically exercised.

Director Compensation
The directors of KCP&L receive the following compensation for serving on the Boards of Great Plains Energy and KCP&L.

Non-employee members of the Board received an annual retainer of $30,000 in 2002 ($15,000 of which was used to acquire shares of Great Plains Energy Common stock through Great Plains Energy's Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board). An additional retainer of $3,000 was paid to those non-employee directors serving as chair of a committee. Attendance fees of $1,000 for each Board meeting and $1,000 for each committee meeting attended were also paid in 2002. Directors may defer the receipt of all or part of the cash retainers and meeting fees.

Great Plains Energy also provides life and medical insurance coverage for each non-employee member of the Board. The total premiums paid by Great Plains Energy for this coverage for all participating non-employee directors in 2002 was $18,362.40.

Compensation Committee Report on Executive Compensation
The Compensation Committee of the Board of Great Plains Energy is composed of four independent directors. The Compensation Committee recommends to the Board the executive compensation structure and administers the policies and plans that govern compensation for the executive officers. Executive compensation is consistent with the Great Plains Energy total remuneration philosophy which provides:

         Given Great Plains Energy's strategies in the competitive and demanding energy marketplace, attracting and retaining talent is a top priority. Great Plains Energy is committed to establishing total remuneration levels which are performance-based, competitive with the energy or utility market for jobs of similar scope to enable the organization to recruit and retain talented personnel at all levels in a dynamic and complex marketplace. This will be established through base salary, benefits and performance-based annual and long-term incentives. The incentive targets will be consistent with current trends in the energy or utility sector and the incentive measures will be appropriately tied to shareholder and customer interests.

The Compensation Committee has not adopted a policy concerning the Internal Revenue Services' rules on the deductibility of compensation in excess of $1,000,000.

Base Salaries
The Compensation Committee reviews executive officer salaries regularly, at least once every twelve months, and makes adjustments as warranted. The Compensation Committee also compares annually executive compensation with national compensation surveys. Base salaries were established for 2002 on the basis of:

   o  job responsibilities and complexity;
   o  individual performance under established guidelines;
   o competitiveness for comparable positions in companies of similar size within the industry; and
   o  sustained performance of the company.

Annual Incentives
Under the Great Plains Energy Annual Incentive Plan in 2002 (the "Plan"), executives received incentive compensation based upon the achievement of a specific corporate performance target based on Economic Value Added (EVA(R))1. Under the Plan, when shareholder value is increased by the amount of the annual EVA(R) goal, bonuses are paid at a target level that varies to reflect a participant's level of responsibility. A minimum level of EVA(R) improvement has to be achieved before any bonus is awarded. EVA(R) improvement above the annual goal results in payouts above the target level. In 2002, the EVA(R) goal was met and bonuses were earned at the target level in the amounts set forth in the Summary Compensation Table.

Long-Term Incentive Plan
The Great Plains Energy Long-Term Incentive Plan, as approved by the shareholders in May 2002, provides for grants by the Compensation Committee of stock options, restricted stock, performance shares and other stock-based awards. The Compensation Committee believes that equity interests in Great Plains Energy by its executive officers more closely aligns the interests of management with shareholders and has established stock ownership guidelines for executive officers based on their level within the organization. Compliance with these guidelines is taken into consideration in determining grants under the Long-Term Incentive Plan. Stock options were granted in 2002 in the amounts set forth in the Summary Compensation Table. The stock options were granted at an exercise price equal to the fair market value on the date of issuance.

Chief Executive Officer
In determining the base salary for Bernard J. Beaudoin, the Chairman of the Board, President and Chief Executive Officer in 2002, the Compensation Committee considered:

   o  financial performance of the company;
   o  cost and quality of services provided;
   o  leadership in enhancing the long-term value of the company; and
   o  relevant salary data including information supplied by the EEI.

Incentive awards to Mr. Beaudoin in 2002 under the Annual Incentive Plan and Long-Term Incentive Plan were determined in the same manner as other executive officers.

                                               COMPENSATION COMMITTEE
                                                  William C. Nelson (Chairman)
                                                  Mark A. Ernst
                                                  William K. Hall
                                                  Robert H. West


1EVA(R)is a registered trademark of Stern Stewart & Co. in the United States of America, France, the United Kingdom, Canada, Australia and Mexico.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Great Plains Energy is the sole shareholder of KCP&L.

The following table shows beneficial ownership of Great Plains Energy's common stock by the named executive officers, directors and all directors and officers of Great Plains Energy and KCP&L as of January 31, 2003. The total of all shares owned by directors and officers represents less than 1% of Great Plains Energy's common stock.

                                                        Shares of Common Stock
                    Name of Beneficial Owner            Beneficially Owned
         Named Executive Officers
                Bernard J. Beaudoin                           12,538    (1)(2)
                Andrea F. Bielsker                             2,797    (1)
                William H. Downey                              4,267    (1)
                Stephen T. Easley                                699    (1)
                Jeanie S. Latz                                16,268    (1)

         Other Director Nominees
                David L. Bodde                                 6,593    (3)
                Mark A. Ernst                                  5,414
                Randall C. Ferguson, Jr.                       1,221
                William K. Hall                                8,491
                Luis A. Jimenez                                1,494
                James A. Mitchell                              2,121
                William C. Nelson                              1,796
                Linda H. Talbott                               7,362
                Robert H. West                                 5,249    (4)

         All Executive Officers and Directors As A           149,375    (1)
         Group (26 persons)
(1) Includes shares held in the Great Plains Energy's Employee Savings Plus Plan and exercisable non-qualified stock option grants under the Long-Term Incentive Plan.
(2) Includes 2,879 shares of restricted stock issued under the Long-Term Incentive Plan.
(3) The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's mother.
(4) The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's wife.
See Item 5, Market for the Registrants' Common Equity and Related Shareholder Matters, for information on Great Plains Energy's equity compensation plan.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 7, 2002, Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy, merged with Environmental Lighting Concepts, Inc., with Innovative Energy Consultants continuing as the surviving corporation and a wholly-owned subsidiary of Great Plains Energy. At the time of the merger, Gregory J. Orman was Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy, and owned approximately 67% of the stock of Environmental Lighting Concepts. Environmental Lighting Concepts' only significant asset was a 5.8% indirect ownership interest in Strategic Energy, an indirect subsidiary of Great Plains Energy, and the merger increased Great Plains Energy's indirect ownership in Strategic Energy from approximately

83% to approximately 89%. The merger consideration was based on a valuation analysis by Merrill Lynch and Company. On the date of the merger, Mr. Orman received $10.07 million from Great Plains Energy for his interest in Environmental Lighting Concepts in the form of 258,917 shares of Great Plains Energy common stock, valued at $5.34 million, and a short-term note for $4.73 million which was subsequently paid on January 2, 2003.

ITEM 14. CONTROLS AND PROCEDURES

Within 90 days in advance of the filing of this report, Great Plains Energy and KCP&L carried out evaluations, under the supervision and with the participation of each company's management, including the chief executive officer and chief financial officer of those companies and the disclosure committee, of the effectiveness of the companies' disclosure controls and procedures. Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L have concluded that the disclosure controls and procedures of those companies are functioning effectively to provide reasonable assurance that the information required to be disclosed by those companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes to Great Plains Energy's or KCP&L's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

                                                          PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements


                                                                                                                  Page
                                                                                                                   No.
         Great Plains Energy

a.       Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000                    56

b.       Consolidated Balance Sheets - December 31, 2002 and 2001                                                  57

c.       Consolidated Statements of Capitalization - December 31, 2002 and 2001                                    58

d.       Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                59

e.       Consolidated Statements of Comprehensive Income and Consolidated Statements of Retained
         Earnings for the years ended December 31, 2002, 2001 and 2000                                             60

f.       Notes to Consolidated Financial Statements                                                                66

g.       Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and
         Shareholders of Great Plains Energy                                                                      114

h.       Report of Independent Accountants - PricewaterhouseCoopers LLP to the Shareholders and
         Board of Directors of Great Plains Energy                                                                116

i.       Report of Independent Accountants - Deloitte & Touche, LLP to the Board of Directors and
         Stockholders of DTI Holdings, Inc.                                                                       118

         KCP&L

j.       Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000                    61

k.       Consolidated Balance Sheets - December 31, 2002 and 2001                                                  62

l.       Consolidated Statements of Capitalization - December 31, 2002 and 2001                                    63

m.       Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000                64

n.       Consolidated Statements of Comprehensive Income and Consolidated Statements of Retained
         Earnings for the years ended December 31, 2002, 2001 and 2000                                             65

o.       Notes to Consolidated Financial Statements                                                                66

p.       Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and
         Shareholder of KCP&L                                                                                     115

q.       Report of Independent Accountants - PricewaterhouseCoopers LLP to the Shareholder and
         the Board of Directors of KCP&L                                                                          117

r.       Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and
         Stockholders of DTI Holdings, Inc.                                                                       118

Financial Statement Schedules

         Great Plains Energy

a.       Schedule II - Valuation and Qualifying Accounts                                                          136

b.       Report of Independent Accountants - PricewaterhouseCoopers LLP to the Shareholders
         and the Board of Directors of Great Plains Energy                                                        138


         KCP&L
c.       Schedule II - Valuation and Qualifying Accounts                                                          137

d.       Report of Independent Accountants - PricewaterhouseCoopers LLP to the Shareholder
         and the Board of Directors of KCP&L                                                                      139

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

4.1.e           Underwriting Agreement among Great Plains Energy
                Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters, dated November 21, 2002.

10.1.a       +  Amended Long-Term Incentive Plan, effective as of May 7, 2002.

10.1.b       +  Annual Incentive Compensation Plan dated February 2003.

10.1.c       *+ Indemnification Agreement with each officer and director
                (Exhibit 10-f to Form 10-K for year ended December 31, 1995).

10.1.d       *+ Restated Severance Agreement dated January 2000 with
                certain executive officers (Exhibit 10-e to Form 10-K for the year ended December 31, 2000).

10.1.e       *+ Supplemental Executive Retirement Plan Amended and Restated
                November 1, 2000 (Exhibit 10-f to Form 10-K for the year ended December 31, 2000).

10.1.f       *+ Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form
                10-Q for the period ended March 31, 2000).

10.1.g       +  Agreement between Great Plains Energy Incorporated and Gregory
                J. Orman dated December 31, 2002.

10.1.h       +  Employment Agreement between Strategic Energy, L.L.C. and
                Richard M. Zomnir dated June 13, 2002.

10.1.i      *+  KLT Gas Inc. Compensation Program effective January 1, 2001
               (Exhibit 10-l to Form 10-K for the year ended December 31, 2000).

10.1.j      *+  Amendment No. 1 to KLT Gas Inc. Compensation Program dated as of October 31, 2001 (Exhibit 10.1.m to Form 10-K for the year ended December 31, 2001).

10.1.k       *  Demand Promissory Note and Pledge Agreement between DTI
                Holdings, Inc. and KLT Telecom Inc. dated February 1, 2001
               (Exhibit 10-t to Form 10-K for the year ended December 31, 2000).

10.1.l       *  Credit Agreement between KLT Telecom Inc. and Digital Teleport,
                Inc. dated February 21, 2001 (Exhibit 10-u to Form 10-K for the year ended December 31, 2000).

10.1.m       *  Amendment No. 1 dated April 30, 2001, to Credit Agreement among
                KLT Telecom Inc. and Digital Teleport, Inc. (Exhibit 10-c to
                Form 10-Q for the period ended June 30, 2001).

10.1.n       *  Amendment No. 2 dated June 4, 2001 to Credit Agreement between
                KLT Telecom Inc. and Digital Teleport, Inc. (Exhibit 10-c to
                Form 10-Q for the period ended June 30, 2001).

10.1.o       *  Credit Agreement between KLT Telecom Inc. and Digital Teleport,
                Inc. dated as of September 25, 2001 (Exhibit 10 to Form 10-Q for the period ended September 30, 2001).

10.1.p       *  First Amendment dated as of October 23, 2001 to Credit Agreement between KLT Telecom Inc. and Digital Teleport, Inc. (Exhibit
                10.1.s to Form 10-K for the year ended December 31, 2001).

10.1.q       *  Credit Agreement dated as of March 13, 2002 among Great
                Plains Energy Incorporated, BNP Paribas, Bank One of
                America, N.A. and Bank One, N.A. (Exhibit 10.3.a. to Form
                10-Q for the period ended March 31, 2002).

10.1.r       *  Support Agreement between Great Plains Energy Incorporated and
                R. S. Andrews Enterprises, Inc. dated October 25, 2001 (Exhibit
                10.1.a. to Form 10-Q for the period ended March 31, 2002).

10.1.s       *  Guarantee and Suretyship Agreement between Great Plains
                Energy Incorporated and PNC Bank, National Association dated March 8, 2002 (Exhibit 10.2.a. to Form 10-Q for the period ended March 31, 2002).

10.1.t       *  General Agreement of Indemnity issued by Great Plains
                Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.a. to Form 10-Q for the period ended June 30, 2002).

10.1.u       *  Agreement of Indemnity issued by Great Plains Energy
                Incorporated and Strategic Energy, L.L.C. in favor of Federal
                Insurance Company and subsidiary or affiliated insurers dated
                May 23, 2002 (Exhibit 10.1.b. to Form 10-Q for the period ended
                June 30, 2002).

10.1.v       *  Guaranty issued by Great Plains Energy Incorporated in favor of
                El Paso Merchant Energy, L.P. dated June 14, 2002 (Exhibit
                10.1.c. to Form 10-Q for the period ended June 30, 2002).

10.1.w       *  Line of Credit Agreement between Great Plains Energy
                Incorporated and LaSalle Bank National Association dated as of June 14, 2002 (Exhibit 10.1.d. to Form 10-Q for the period ended June 30, 2002).

10.1.x       *  Guaranty issued by Great Plains Energy Incorporated in favor of
                PG&E Trading-Power, L.P. dated July 26, 2002 (Exhibit 10.1.a.
                to Form 10-Q for the period ended September 30, 2002).

10.1.y       *  Agreement and Plan of Merger among Environmental Lighting
                Concepts, Inc., Mark R. Schroeder and Gregory J. Orman,
                Innovative Energy Consultants Inc. and Great Plains Energy
                Incorporated dated November 7, 2002 (Exhibit 10 to Form 8-K dated November 7, 2002).

10.1.z Settlement Agreement dated as of December 23, 2002, by and between Digital Teleport, Inc., the Official Unsecured Creditors Committee of Digital Teleport, Inc., KLT Inc., KLT Telecom Inc., Kansas City Power & Light Company and Great Plains Energy Incorporated.

10.1.aa Asset Purchase Agreement dated as of December 26, 2002 by and between Digital Teleport, Inc., CenturyTel Fiber Company II, LLC and CenturyTel, Inc.

12.1	        Ratio of Earnings to Fixed Charges

16           *  Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A
                dated February 8, 2002).

21.1            List of Wholly-Owned Subsidiaries of Great Plains Energy Inc.

23.1.a          Consent of Counsel.

23.1.b          Consent of Independent Accountants-PricewaterhouseCoopers LLP.

23.1.c          Consent of Independent Accountants-Deloitte & Touche LLP.

23.1.d          Consent of Independent Accountants-Deloitte & Touche LLP

24.1            Powers of Attorney.

99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the SEC as exhibits to prior registration statements (except as otherwise noted) and are incorporated herein by reference and made a part hereof. The exhibit number and file number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

+ Indicates management contract or compensatory plan or arrangement.

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

3.2.a        * Restated Articles of Consolidation of Kansas City Power & Light
               Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the period ended September 30, 2001).

3.2.b        * By-laws of Kansas City Power & Light Company, as amended on
               November 7, 2000 (Exhibit 3-b to Form 10-K for the year ended December 31, 2000).

4.2.a        * General Mortgage and Deed of Trust dated as of December 1,
               1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

4.2.b        * Fourth Supplemental Indenture dated as of February 15, 1992, to
               Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for the year ended December 31, 1991).

4.2.c        * Fifth Supplemental Indenture dated as of September 15, 1992, to
               Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1992).

4.2.d        * Sixth Supplemental Indenture dated as of November 1, 1992, to
               Indenture dated as of December 1, 1986 (Exhibit 4-z to Registration Statement, Registration No. 33-54196).

4.2.e        * Seventh Supplemental Indenture dated as of October 1, 1993, to
               Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1993).

4.2.f        * Eighth Supplemental Indenture dated as of December 1, 1993, to
               Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.g        * Ninth Supplemental Indenture dated as of February 1, 1994, to
               Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).

4.2.h        * Indenture for Medium-Term Note Program dated as of February 15,
               1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.i        * Indenture for Medium-Term Note Program dated as of November 15,
               1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).

4.2.j        * Amended and Restated Declaration of Trust of Kansas City Power
               & Light Company Financing I dated April 15, 1997 (Exhibit 4-a to Form 10-Q for the period ended March 31, 1997).

4.2.k        * Indenture dated as of April 1, 1997 between the Company and The
               First National Bank of Chicago, Trustee (Exhibit 4-b to Form 10-Q for the period ended March 31, 1997).

4.2.l        * First Supplemental Indenture dated as of April 1, 1997 to the
               Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q for the period ended March 31, 1997).

4.2.m        * Preferred Securities Guarantee Agreement dated April 15, 1997
               (Exhibit 4-d to Form 10-Q for the period ended March 31, 1997).

4.2.n        * Indenture for $150 million aggregate principal amount of 6.50%
               Senior Notes due November 15, 2011 and $250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K dated December 18, 2000).

4.2.o        * Indenture for $225 million aggregate principal amount of 6.00%
               Senior Notes due 2007, Series B, dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the period ended March 31, 2002).

10.2.a       * Railcar Lease dated as of April 15, 1994, between Shawmut Bank
               Connecticut, National Association, and Kansas City Power & Light Company (Exhibit 10 to Form 10-Q for the period ended June 30,
               1994).

10.2.b       * Railcar Lease dated as of January 31, 1995, between First
               Security Bank of Utah, National Association, and Kansas City Power & Light Company (Exhibit 10-o to Form 10-K for the year ended December 31, 1994).

10.2.c       * Railcar Lease dated as of September 8, 1998, with CCG Trust
               Corporation (Exhibit 10(b) to Form 10-Q for the period ended September 30, 1998).

10.2.d       * Amended and Restated Lease dated as of October 12, 2001 between
               Kansas City Power & Light Company and Wells Fargo Bank Northwest, National Association (Exhibit 10.2.d to Form 10-K for the year ended December 31, 2001).

10.2.e       * Purchase and Sale Agreement dated October 29, 1999 between
               Kansas City Power & Light Company and Kansas City Power & Light Receivables Company (Exhibit 10-m to Form 10-K for year ended December 31, 1999).

10.2.f Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002.

12.2           Ratio of Earnings to Fixed Charges

16.2         * Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A
               dated February 8, 2002).

23.2.a         Consent of Counsel.

23.2.b         Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.2.c         Consent of Independent Accountants - Deloitte & Touche, LLP

23.2.d         Consent of Independent Accountants - Deloitte & Touche, LLP

24.2           Powers of Attorney.

99.2 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Reports on Form 8-K

Great Plains Energy
Great Plains Energy filed a report on Form 8-K dated November 7, 2002, including an Agreement and Plan of Merger among Great Plains Energy, Environmental Lighting Concepts, Inc. Innovative Energy Consultants Inc., Gregory J. Orman and Mark R. Schroeder (the ELC Shareholders). Mr. Orman was at the time Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy, and Mr. Schroeder is an employee of a Great Plains Energy subsidiary. Pursuant to the Agreement and Plan of Merger, the ELC Shareholders received $15.08 million of merger consideration. As part of the merger consideration, Great Plains Energy issued 387,596 shares of its common stock to the ELC Shareholders. The remainder of the merger consideration was in the form of short-term notes issued by Great Plains Energy and Innovative Energy Consultants Inc. As a result of the merger, Great Plains Energy's indirect ownership of Strategic Energy, L.L.C., increased from 82.75% to 88.55%.

Great Plains Energy filed a report on Form 8-K dated November 14, 2002, including a press release announcing earnings guidance for 2003, and a press release announcing plans for a public offering of six million of newly issued common shares.

Great Plains Energy filed a report on Form 8-K dated December 16, 2002, including a press release announcing the resignation of Gregory J. Orman as Executive Vice President - Corporate Development and Strategic Planning of Great Plains Energy and as President and Chief Executive Officer of KLT Inc., and his retention as a company advisor effective December 31, 2002.

KCP&L
KCP&L did not file any reports on Form 8-K during the fourth quarter of 2002.

Schedule II - Valuation and Qualifying Accounts and Reserves

                                                 Great Plains Energy
                                          Valuation and Qualifying Accounts
                                    Years Ended December 31, 2002, 2001 and 2000


                                                                    Additions
                                                             Charged
                                               Balance At    To Costs      Charged                           Balance
                                               Beginning       And         To Other                          At End
        Description                            Of Period     Expenses      Accounts        Deductions       Of Period
                                                                          (millions)
Year Ended December 31, 2002:
   Allowance for uncollectible accounts          $ 7.3         $ 8.0        $ 3.5 (a)        $ 9.6 (b)         $ 9.2
   Legal reserves                                  2.0           3.5            -              1.7 (c)           3.8
   Environmental reserves                          1.9             -            -                - (d)           1.9
   Tax valuation allowance                        15.8             -            -                -              15.8
   Other reserves  (f)                             1.2           1.9          0.5 (i)          2.3 (j)           1.3
Year Ended December 31, 2001:
   Allowance for uncollectible accounts          $ 7.9         $ 6.2        $ 2.9 (a)        $ 9.7 (b)         $ 7.3
   Legal reserves                                  1.6           0.9            -              0.5 (c)           2.0
   Environmental reserves                          2.0             -            -              0.1 (d)           1.9
   Tax valuation allowance (e)                       -          15.8            -                -              15.8
   Other reserves  (g)                             0.7           0.9            -              0.4 (k)           1.2
Year Ended December 31, 2000:
   Allowance for uncollectible accounts          $ 7.1         $ 8.0        $ 2.5 (a)        $ 9.7 (b)         $ 7.9
   Legal reserves                                  1.5           0.7            -              0.6 (c)           1.6
   Environmental reserves                          2.1             -            -              0.1 (d)           2.0
   Tax valuation allowance                           -             -            -                -                 -
   Other reserves  (h)                             0.3           0.6            -              0.2 (l)           0.7

(a) Recoveries. Charged to other accounts for the year ended December 31, 2002, includes the establishment of an allowance of $0.3 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2001, include an adjustment of $1.2 million based on a change in estimated collectibility.
(c)  Payment of claims
(d)  Payment of expenses
(e) A tax valuation allowance of $15.8 million was recorded at KLT Telecom in 2001 to reduce the income tax benefits arising primarily form DTI's 2001 abandonment of its $104.0 million of long-haul assets. The allowance as necessary due to the uncertainty of recognizing future tax deductions while DTI is in the bankruptcy process.
(f) Other reserves at December 31, 2002, include property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(g) Other reserves at December 31, 2001, include property and casualty insurance reserves, inventory reserves and warranty repair reserves for RSAE.
(h) Other reserves at December 31, 2000, include warranty repair reserves for RSAE.

(i) Primarily the establishment of medical insurance reserves and contributions from Cobra insurance premiums.
(j) Payment of claims on property and casualty and medical insurance reserves, expenses incurred on warranty repair reserves and inventory reserve adjustments.
(k) Payment of claims on property and casualty insurance reserves and expenses incurred on warranty repair reserves.
(l)  Expenses incurred on warranty repair reserves.

                                        Kansas City Power & Light Company
                                        Valuation and Qualifying Accounts
                                   Years Ended December 31, 2002, 2001 and 2000

                                                                   Additions
                                                            Charged
                                               Balance At   To Costs     Charged                        Balance
                                               Beginning      And        To Other                       At End
      Description                              Of Period    Expenses     Accounts      Deductions      Of Period
                                                                        (millions)
Year Ended December 31, 2002:
   Allowance for uncollectible accounts          $ 6.4       $ 3.9       $ 3.0 (a)       $ 7.3 (b)       $ 6.0
   Legal reserves                                  2.0         3.5           -             1.7 (c)         3.8
   Environmental reserves                          1.9           -           -               - (d)         1.9
   Tax valuation allowance                           -           -           -               -               -
   Other reserves(e)                               1.2         1.9         0.5 (h)         2.3 (i)         1.3
Year Ended December 31, 2001:
   Allowance for uncollectible accounts          $ 7.9       $ 5.4       $ 2.9 (a)       $ 9.8 (b)       $ 6.4
   Legal reserves                                  1.6         0.9           -             0.5 (c)         2.0
   Environmental reserves                          2.0           -           -             0.1 (d)         1.9
   Tax valuation allowance                           -           -           -               -               -
   Other reserves(f)                               0.7         0.9           -             0.4 (j)         1.2
Year Ended December 31, 2000:
   Allowance for uncollectible accounts          $ 7.1       $ 8.0       $ 2.5 (a)       $ 9.7 (b)       $ 7.9
   Legal reserves                                  1.5         0.7           -             0.6 (c)         1.6
   Environmental reserves                          2.1           -           -             0.1 (d)         2.0
   Tax valuation allowance                           -           -           -               -               -
   Other reserves(g)                               0.3         0.6           -             0.2 (k)         0.7

(a)  Recoveries
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2001, include an adjustment of $1.2 million based on a change in estimated collectibility and an adjustment of $0.9 million related to Strategic Energy reflecting the October 1, 2001, KCP&L dividending up its 100% ownership of KLT Inc. to Great Plains Energy.
(c)  Payment of claims
(d)  Payment of expenses
(e) Other reserves at December 31, 2002, include property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(f) Other reserves at December 31, 2001, include property and casualty insurance reserves, inventory reserves and warranty repair reserves for RSAE.
(g) Other reserves at December 31, 2000, include warranty repair reserves for RSAE.
(h) Primarily the establishment of medical insurance reserves and contributions from Cobra insurance premiums.
(i) Payment of claims on property and casualty and medical insurance reserves, expenses incurred on warranty repair reserves and inventory reserve adjustments.
(j) Payment of claims on property and casualty insurance reserves and expenses incurred on warranty repair reserves.
(k)  Expenses incurred on warranty repair reserves.

                        Report of Independent Accountants


To the Shareholders and the Board of Directors of Great Plains Energy Incorporated:


Our audits of the consolidated financial statements of Great Plains Energy Incorporated referred to in our report dated February 5, 2002, except with respect to Note 13, as to which the date is May 22, 2002, and except with respect to the to the 2001 and 2000 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6, as to which the date is February 21, 2003, appearing in this Annual Report on Form 10-K also included an audit of the 2001 and 2000 information included in the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the 2001 and 2000 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                  /s/PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002

                        Report of Independent Accountants


To the Shareholder and the Board of Directors of Kansas City Power & Light Company:


Our audits of the consolidated financial statements of Kansas City Power & Light Company referred to in our report (which has an explanatory paragraph regarding the corporate reorganization which occurred on October 1, 2001), dated February 5, 2002, except with respect to Note 13, as to which the date is May 22, 2002, and except with respect to the to the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6, as to which the date is February 21, 2003, appearing in this Annual Report on Form 10-K also included an audit of the 2001 and 2000 information included in the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, the 2001 and 2000 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                                  /s/PricewaterhouseCoopers LLP
                                                     PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GREAT PLAINS ENERGY INCORPORATED

Date: February 28, 2003                     By: /s/Bernard J. Beaudoin
                                            Bernard J. Beaudoin
                                            Chairman of the Board, President and
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                            Title                          Date

                                  Chairman of the Board, President       )
/s/Bernard J. Beaudoin            and Chief Executive Officer            )
Bernard J. Beaudoin               (Principal Executive Officer)          )
                                                                         )
                                  Senior Vice President - Finance,       )
/s/Andrea F. Bielsker             Chief Financial Officer and            )
Andrea F. Bielsker                Treasurer                              )
                                  (Principal Financial Officer)          )
                                                                         )
/s/Lori A. Wright                 Controller                             )
Lori A. Wright                    (Principal Accounting Officer)         )
                                                                         )
David L. Bodde*                   Director                               )   February 28, 2003
                                                                         )
Mark A. Ernst*                    Director                               )
                                                                         )
Randall C. Ferguson, Jr.*         Director                               )
                                                                         )
William K. Hall*                  Director                               )
                                                                         )
Luis A. Jimenez*                  Director                               )
                                                                         )
James A. Mitchell*                Director                               )
                                                                         )
William C. Nelson*                Director                               )
                                                                         )
Linda H. Talbott*                 Director                               )
                                                                         )
Robert H. West*                   Director                               )

*By  /s/Bernard J. Beaudoin
     Bernard J. Beaudoin
     Attorney-in-Fact*

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KANSAS CITY POWER & LIGHT COMPANY

Date: February 28, 2003                     By: /s/Bernard J. Beaudoin
                                            Bernard J. Beaudoin
                                            Chairman of the Board and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                                     Title                             Date

                                      Chairman  of the Board  and Chief  Executive  )
/s/Bernard J. Beaudoin                Officer                                       )
Bernard J. Beaudoin                   (Principal Executive Officer)                 )
                                                                                    )
                                      Senior Vice President - Finance,              )
/s/Andrea F. Bielsker                 Chief Financial Officer and                   )
Andrea F. Bielsker                    Treasurer                                     )
                                      (Principal Financial Officer)                 )
                                                                                    )
/s/Lori A. Wright                     Controller                                    )
Lori A. Wright                        (Principal Accounting Officer)                )
                                                                                    )
David L. Bodde*                       Director                                      )   February 28, 2003
                                                                                    )
Mark A. Ernst*                        Director                                      )
                                                                                    )
Randall C. Ferguson, Jr.*             Director                                      )
                                                                                    )
William K. Hall*                      Director                                      )
                                                                                    )
Luis A. Jimenez*                      Director                                      )
                                                                                    )
James A. Mitchell*                    Director                                      )
                                                                                    )
William C. Nelson*                    Director                                      )
                                                                                    )
Linda H. Talbott*                     Director                                      )
                                                                                    )
Robert H. West*                       Director                                      )

*By  /s/Bernard J. Beaudoin
     Bernard J. Beaudoin
     Attorney-in-Fact*

                                  CERTIFICATION

I, Bernard J. Beaudoin, certify that:

1. I have reviewed this annual report on Form 10-K of Great Plains Energy Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


                                           By:  /s/Bernard J. Beaudoin
                                           Bernard J. Beaudoin
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                  CERTIFICATION

I, Andrea F. Bielsker, certify that:

1. I have reviewed this annual report on Form 10-K of Great Plains Energy Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


                                               By:  /s/Andrea F. Bielsker
                                               Andrea F. Bielsker
                                               Senior Vice President - Finance,
                                               Chief Financial Officer and
                                               Treasurer

                                  CERTIFICATION

I, Bernard J. Beaudoin, certify that:

1. I have reviewed this annual report on Form 10-K of Kansas City Power & Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


                                                     By:  /s/Bernard J. Beaudoin
                                                     Bernard J. Beaudoin
                                                     Chairman of the Board and
                                                     Chief Executive Officer

                                  CERTIFICATION

I, Andrea F. Bielsker, certify that:

1. I have reviewed this annual report on Form 10-K of Kansas City Power & Light Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 28, 2003


                                                By:  /s/Andrea F. Bielsker
                                                Andrea F. Bielsker
                                                Senior Vice President - Finance,
                                                Chief Financial Officer and
                                                Treasurer