Form 10-Q
period 2003-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2003-05-09
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated Yes X  No _         Kansas City Power & Light Company Yes _ No X

The number of shares outstanding of Great Plains Energy’s Common stock at May 7, 2003, was 69,189,049 shares.

Great Plains Energy Incorporated and Kansas City Power & Light Company separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

The terms “Great Plains Energy”, “Company”, “KCP&L”, and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the 35 Act
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o	financial market conditions including, but not limited to, changes in interest rates
o	ability to maintain current credit ratings
o	availability and cost of capital
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost and availability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935
ARB	Accounting Research Bulletin
CO2	Carbon Dioxide
COLI	Corporate Owned Life Insurance
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated
Consolidated KCP&L	KCP&L and its subsidiary HSS
DTI	DTI Holdings, Inc. and its subsidiaries Digital Teleport, Inc.
and Digital Teleport of Virginia, Inc.
Digital Teleport	Digital Teleport, Inc.
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
Holdings	DTI Holdings, Inc.
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
ISO	Independent Service Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc.
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MISO	Midwest Independent System Operator
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization

Abbreviation or Acronym	Definition

Receivables Company	Kansas City Power & Light Receivables Company
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
SFAS	Statement of Financial Accounting Standards
Strategic Energy	Strategic Energy, L.L.C, a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Nuclear Operating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2003	2002

	(thousands)

ASSETS
Current Assets
Cash and cash equivalents	$105,805	$65,302
Restricted cash	59,920	-
Receivables	174,450	200,972
Fuel inventories, at average cost	21,431	21,311
Materials and supplies, at average cost	51,056	50,800
Deferred income taxes	4,326	3,233
Other	19,142	19,543

Total	436,130	361,161

Nonutility Property and Investments
Affordable housing limited partnerships	65,463	68,644
Gas property and investments	40,143	45,419
Nuclear decommissioning trust fund	63,514	63,283
Other	58,552	63,964

Total	227,672	241,310

Utility Plant, at Original Cost
Electric	4,476,836	4,428,433
Less-accumulated depreciation	1,935,840	1,885,389

Net utility plant in service	2,540,996	2,543,044
Construction work in progress	47,041	39,519
Nuclear fuel, net of amortization of $125,411 and $121,951	20,529	21,506

Total	2,608,566	2,604,069

Deferred Charges
Regulatory assets	147,130	128,901
Prepaid pension costs	83,766	85,945
Goodwill	46,056	46,058
Other deferred charges	39,774	39,295

Total	316,726	300,199

Total	$3,589,094	$3,506,739

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$149,600	$44,679
Current maturities of long-term debt	30,088	134,092
EIRR bonds classified as current	81,000	81,000
Accounts payable	168,673	175,547
Accrued taxes	31,175	29,257
Accrued interest	13,125	16,407
Accrued payroll and vacations	21,553	28,000
Accrued refueling outage costs	11,093	8,292
Supplier collateral	59,920	-
Other	39,370	32,816

Total	605,597	550,090

Deferred Credits and Other Liabilities
Deferred income taxes	589,622	593,169
Deferred investment tax credits	40,567	41,565
Asset retirement obligation	102,057	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	76,350	73,251
Other	82,746	81,275

Total	891,342	853,844

Capitalization (see statements)	2,092,155	2,102,805

Commitments and Contingencies (Note 6)

Total	$3,589,094	$3,506,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Capitalization
(Unaudited)

	March 31	December 31
	2003	2002

	(thousands)

Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2004-07,
7.55%*** weighted-average rate	$55,000	$55,000
2.29%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(859)	(915)
EIRR bonds
2.32%* and 2.41%** Series A & B due 2015	109,967	109,607
2.32%* and 2.41%** Series D due 2017	41,344	41,183
4.50%*** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)
Subsidiary Obligations
R.S. Andrews Enterprises, Inc. long-term debt
5.65%* and 5.70%** weighted-average rate due 2004-16	5,957	6,128
Affordable Housing Notes
7.84%*** weighted-average rate due 2004-08	10,564	10,564

Total	974,741	974,335

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	150,000

Cumulative Preferred Stock
$100 Par Value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000

Common Stock Equity
Common stock-150,000,000 shares authorized without par value
69,196,322 shares issued, stated value	609,497	609,497
Capital stock premium and expense	(7,592)	(7,744)
Retained earnings (see statements)	349,010	363,579
Treasury stock	(173)	(4)
Accumulated other comprehensive income (loss)
Gain on derivative hedging instruments	4,497	927
Minimum pension obligation	(26,825)	(26,785)

Total	928,414	939,470

Total	$2,092,155	$2,102,805

*	Weighted-average rate as of March 31, 2003
**	Weighted-average rate as of December 31, 2002
***	Weighted-average rate as of March 31, 2003 and December 31, 2002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Operating Revenues
Electric revenues - KCP&L	$234,392	$198,909
Electric revenues - Strategic Energy	228,952	146,014
Other revenues	13,321	13,883

Total	476,665	358,806

Operating Expenses
Fuel	37,394	34,007
Purchased power - KCP&L	16,073	10,931
Purchased power - Strategic Energy	199,943	124,992
Other	82,624	78,056
Maintenance	23,090	34,934
Depreciation and depletion	36,046	37,431
General taxes	24,938	23,161
Loss on property	8,985	41

Total	429,093	343,553

Operating income	47,572	15,253
Loss from equity investments	(293)	(316)
Minority interest in subsidiaries	(2,254)	(2,437)
Non-operating income	1,320	1,217
Non-operating expenses	(4,805)	(8,382)
Interest charges	19,889	20,798

Income (loss) before income taxes and cumulative
effect of a change in accounting principle	21,651	(15,463)
Income taxes	7,096	(12,566)

Income (loss) before cumulative effect
of a change in accounting principle	14,555	(2,897)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	(3,000)

Net income (loss)	14,555	(5,897)
Preferred stock dividend requirements	411	412

Earnings (loss) available for common stock	$14,144	$(6,309)

Average number of common shares outstanding	69,190	61,884
Basic and diluted earnings (loss) per common share before
cumulative effect of a change in accounting principle	$0.20	$(0.05)
Cumulative effect to January 1, 2002, of a change
in accounting principle	-	(0.05)

Basic and diluted earnings (loss) per common share	$0.20	$(0.10)

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income (loss)	$14,555	$(5,897)
Adjustments to reconcile income (loss) to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	36,046	37,431
Amortization of:
Nuclear fuel	3,460	3,756
Other	2,964	2,251
Deferred income taxes (net)	(7,299)	10,451
Investment tax credit amortization	(998)	(1,046)
Loss from equity investments	293	316
Loss on property	8,985	41
Allowance for equity funds used during construction	(340)	12
Deferred storm costs	-	(18,114)
Minority interest	2,254	2,437
Other operating activities (Note 3)	36,414	5,307

Net cash from operating activities	96,334	39,945

Cash Flows from Investing Activities
Utility capital expenditures	(29,303)	(36,678)
Allowance for borrowed funds used during construction	(365)	(270)
Purchases of investments	(855)	(2,435)
Purchases of nonutility property	(3,401)	(5,080)
Proceeds from sale of assets	2,818	296
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	1,876	(5,440)

Net cash from investing activities	(25,290)	(49,607)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,730
Repayment of long-term debt	(104,175)	(200,000)
Net change in short-term borrowings	104,921	7,423
Dividends paid	(29,124)	(26,089)
Other financing activities	(2,163)	(1,983)

Net cash from financing activities	(30,541)	4,081

Net Change in Cash and Cash Equivalents	40,503	(5,581)
Cash and Cash Equivalents at Beginning of Year	65,302	29,034

Cash and Cash Equivalents at End of Period	$105,805	$23,453

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Net income (loss)	$14,555	$(5,897)

Other comprehensive income :
Gain on derivative hedging instruments	11,798	5,843
Income tax expense	(5,125)	(2,391)

Net gain on derivative hedging instruments	6,673	3,452

Change in minimum pension obligation	66	-
Income tax expense	(26)	-

Net change in minimum pension obligation	40	-

Reclassification to revenues and expenses, net of tax	(3,103)	1,440

Comprehensive Income (Loss)	$18,165	$(1,005)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Retained Earnings
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Beginning Balance	$363,579	$344,815
Net income (loss)	14,555	(5,897)

	378,134	338,918
Dividends Declared
Preferred stock - at required rates	411	412
Common stock	28,713	25,677

Ending Balance	$349,010	$312,829

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$16,364	$179
Receivables	57,621	70,170
Fuel inventories, at average cost	21,431	21,311
Materials and supplies, at average cost	51,056	50,800
Deferred income taxes	4,326	3,233
Other	11,310	10,644

Total	162,108	156,337

Nonutility Property and Investments
Nuclear decommissioning trust fund	63,514	63,283
Other	38,774	41,414

Total	102,288	104,697

Utility Plant, at Original Cost
Electric	4,476,836	4,428,433
Less-accumulated depreciation	1,935,840	1,885,389

Net utility plant in service	2,540,996	2,543,044
Construction work in progress	47,041	39,519
Nuclear fuel, net of amortization of $125,411 and $121,951	20,529	21,506

Total	2,608,566	2,604,069

Deferred Charges
Regulatory assets	147,130	128,901
Prepaid pension costs	83,766	85,945
Goodwill	19,952	19,952
Other deferred charges	39,774	39,256

Total	290,622	274,054

Total	$3,163,584	$3,139,157

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$26,100	$23,850
Current maturities of long-term debt	20,907	124,911
EIRR bonds classified as current	81,000	81,000
Accounts payable	66,629	77,618
Accrued taxes	69,551	65,455
Accrued interest	11,756	15,462
Accrued payroll and vacations	20,694	24,538
Accrued refueling outage costs	11,093	8,292
Other	12,758	12,630

Total	320,488	433,756

Deferred Credits and Other Liabilities
Deferred income taxes	614,289	615,967
Deferred investment tax credits	40,567	41,565
Asset retirement obligation	100,800	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	76,350	73,251
Other	52,226	51,230

Total	884,232	846,597

Capitalization (see statements)	1,958,864	1,858,804

Commitments and Contingencies (Note 6)

Total	$3,163,584	$3,139,157

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization
(Unaudited)

	March 31	December 31
	2003	2002

	(thousands)
Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2004-07,
7.55%*** weighted-average rate	$55,000	$55,000
2.29%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(859)	(915)
EIRR bonds
2.32%* and 2.41%** Series A & B due 2015	109,967	109,607
2.32%* and 2.41%** Series D due 2017	41,344	41,183
4.50%*** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)
Subsidiary Obligations
R.S. Andrews Enterprises, Inc. long-term debt
5.65%* and 5.70%** weighted-average rate due 2004-16	5,957	6,128

Total	964,177	963,771

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	150,000

Common Stock Equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	662,041	562,041
Retained earnings (see statements)	208,490	209,606
Accumulated other comprehensive income (loss)
Gain on derivative hedging instruments	981	171
Minimum pension obligation	(26,825)	(26,785)

Total	844,687	745,033

Total	$1,958,864	$1,858,804

*	Weighted-average rate as of March 31, 2003
**	Weighted-average rate as of December 31, 2002
***	Weighted-average rate as of March 31, 2003 and December 31, 2002

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Operating Revenues
Electric revenues	$234,392	$198,909
Other revenues	12,621	13,276

Total	247,013	212,185

Operating Expenses
Fuel	37,394	34,007
Purchased power	16,073	10,931
Other	68,764	66,069
Maintenance	23,090	34,897
Depreciation and depletion	35,420	36,879
General taxes	24,245	22,823
Gain on property	(15)	(122)

Total	204,971	205,484

Operating income	42,042	6,701
Non-operating income	973	861
Non-operating expenses	(2,304)	(2,657)
Interest charges	18,237	19,412

Income (loss) before income taxes and cumulative
effect of a change in accounting principle	22,474	(14,507)
Income taxes	10,590	(6,526)

Income (loss) before cumulative effect
of a change in accounting principle	11,884	(7,981)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	(3,000)

Net income (loss)	$11,884	$(10,981)

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income (loss)	$11,884	$(10,981)
Adjustments to reconcile income (loss) to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	35,420	36,879
Amortization of:
Nuclear fuel	3,460	3,756
Other	2,395	1,522
Deferred income taxes (net)	(3,263)	12,110
Investment tax credit amortization	(998)	(1,046)
Gain on property	(15)	(122)
Allowance for equity funds used during construction	(340)	12
Deferred storm costs	-	(18,114)
Other operating activities (Note 3)	7,906	13,292

Net cash from operating activities	56,449	40,308

Cash Flows from Investing Activities
Utility capital expenditures	(29,303)	(36,678)
Allowance for borrowed funds used during construction	(365)	(270)
Purchases of investments	(855)	(855)
Purchases of nonutility property	(33)	(1,376)
Proceeds from sale of assets	97	-
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	1,186	(6,329)

Net cash from investing activities	(25,333)	(45,508)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,730
Repayment of long-term debt	(104,175)	(200,000)
Net change in short-term borrowings	2,250	(28,577)
Dividends paid to Great Plains Energy	(13,000)	(25,677)
Equity contribution from Great Plains Energy	100,000	36,000
Other financing activities	(6)	(1,411)

Net cash from financing activities	(14,931)	5,065

Net Change in Cash and Cash Equivalents	16,185	(135)
Cash and Cash Equivalents at Beginning of Year	179	962

Cash and Cash Equivalents at End of Period	$16,364	$827

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Net income (loss)	$11,884	$(10,981)

Other comprehensive income :
Gain on derivative hedging instruments	1,328	608
Income tax expense	(518)	(237)

Net gain on derivative hedging instruments	810	371

Change in minimum pension obligation	66	-
Income tax expense	(26)	-

Net change in minimum pension obligation	40	-

Reclassification to revenues and expenses, net of tax	-	37

Comprehensive Income (Loss)	$12,734	$(10,573)

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Retained Earnings
(Unaudited)

Three months ended March 31	2003	2002

	(thousands)
Beginning Balance	$209,606	$219,524
Net income (loss)	11,884	(10,981)

	221,490	208,543
Dividends Declared
Common stock held by Great Plains Energy	13,000	25,677

Ending Balance	$208,490	$182,866

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

In management’s opinion, the consolidated interim financial statements reflect all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the financial statements and related notes included in the combined 2002 annual report on Form 10-K, of Great Plains Energy and consolidated KCP&L.

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing.

1. ORGANIZATION

Great Plains Energy currently has four direct subsidiaries:

o	KCP&L is an integrated, regulated electric utility company that serves retail customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy’s three reportable segments. KCP&L has one wholly-owned subsidiary, Home Service Solutions Inc. (HSS). HSS has invested in two companies, R.S. Andrews Enterprises, Inc. (RSAE) and Worry Free Service, Inc. (Worry Free). RSAE and Worry Free provide energy-related residential and commercial services. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an investment company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas), DTI and affordable housing limited partnerships. Strategic Energy and KLT Gas are the other two reportable segments of Great Plains Energy. DTI has filed voluntary bankruptcy petitions. See Note 7 for additional information concerning DTI’s bankruptcy petitions.

o	Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. During 2002, management decided to limit the operations of GPP until market conditions improve or the Company makes further changes in its business strategy. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

The operations of Great Plains Energy and its subsidiaries are divided into three reportable segments: KCP&L, Strategic Energy and KLT Gas. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas and holding company operations.

2. CASH

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $13.2 million at March 31, 2003, and $11.4 million at December 31, 2002.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy. On a monthly basis, any excess remittances into the lockboxes are remitted back to Strategic Energy after the disbursement to the supplier has been made.

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its purchased power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement and would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at March 31, 2003, was $59.9 million. There were no such cash collateral deposits at December 31, 2002.

3. SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended
	March 31
	2003	2002
	(thousands)
Great Plains Energy Other Operating Activities
Cash flows affected by changes in:
Receivables	$26,611	$(3,495)
Fuel inventories	(120)	(3,170)
Materials and supplies	(256)	(1,650)
Accounts payable	(6,874)	12,473
Accrued taxes and current income taxes	1,918	(6,259)
Accrued interest	(3,282)	5,768
Wolf Creek refueling outage accrual	2,801	(4,174)
Pension and postretirement benefit obligations	6,503	2,281
Other	9,113	3,533
Total other operating activities	$36,414	$5,307
Cash paid during the period:
Interest	$22,588	$14,995
Income taxes	$23,996	$-

Consolidated KCP&L Other Operating Activities
Cash flows affected by changes in:
Receivables	$12,637	$13,027
Fuel inventories	(120)	(3,170)
Materials and supplies	(256)	(1,650)
Accounts payable	(10,989)	1,950
Accrued taxes and current income taxes	4,096	(5,306)
Accrued interest	(3,706)	5,389
Wolf Creek refueling outage accrual	2,801	(4,174)
Pension and postretirement benefit obligations	6,503	2,281
Other	(3,060)	4,945
Total other operating activities	$7,906	$13,292
Cash paid during the period:
Interest	$21,332	$13,502
Income taxes	$23,010	$-

KCP&L adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003, and recorded a liability for asset retirement obligations of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s cash flows for the three months ended March 31, 2003.

KLT Gas also adopted SFAS No. 143 and recorded a liability for asset retirement obligations of $1.2 million, increased gas property and investments by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

4. RECEIVABLES

The Company’s accounts receivables are comprised of the following:

	March 31	December 31
	2003	2002
	(thousands)
Customer accounts receivable sold to
Receivables Company	$9,865	$19,168
KCP&L other receivables	47,756	51,002
Consolidated KCP&L receivables	57,621	70,170
Great Plains Energy other receivables	116,829	130,802
Great Plains Energy receivables	$174,450	$200,972

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $79.9 million at March 31, 2003, and $89.2 million at December 31, 2002. These sales included unbilled receivables of $22.4 million at March 31, 2003, and $27.2 million at December 31, 2002. As a result of the sales to outside investors, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	Three Months Ended
	March 31
	2003	2002
	(thousands)
Gross proceeds on sale of accounts receivable	$196,529	$192,578
Collections	206,994	207,242
Loss on sale of accounts receivable	841	1,102
Late fees	516	654

KCP&L other receivables at March 31, 2003, and December 31, 2002, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by RSAE and Worry Free. Great Plains Energy other receivables at March 31, 2003, and December 31, 2002, are primarily the accounts receivable held by Strategic Energy including unbilled revenues held by Strategic Energy of $54.0 million at March 31, 2003, and $57.3 million at December 31, 2002.

5. CAPITALIZATION

Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a material adverse change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to redeem maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is also a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0. At March 31, 2003, the Company was in compliance with these covenants. At March 31, 2003, Great Plains Energy had $126.0 million of outstanding borrowings under this facility with a weighted-average interest rate of 2.27%.

KCP&L’s short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. As of March 31, 2003, there was no commercial paper outstanding. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times.

During the first quarter of 2003, KCP&L redeemed $104.0 million of its medium term notes. The medium term notes were paid off primarily with proceeds from a $100.0 million equity contribution received from Great Plains Energy during the first quarter of 2003. The average interest rate on the notes was 7.28% and the original maturity dates were 2005 through 2008.

During the first quarter of 2003, RSAE extended the termination date of its $25 million line of credit to March 14, 2004. At March 31, 2003, RSAE had $23.6 million of outstanding borrowings under the facility at an average interest rate of 4.75% and had issued letters of credit utilizing the remainder. In early May 2003, the facility was increased to $27 million.

KCP&L Financing I (Trust) has previously issued $150.0 million of 8.3% preferred securities. The sole asset of the Trust is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L.

6. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $9.4 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (the Owners) carry the maximum available commercial insurance of $0.2 billion. Secondary Financial Protection, an assessment plan mandated by the Nuclear Regulatory Commission (NRC), provides insurance for the $9.2 billion balance.

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation’s licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $88 million ($41 million, KCP&L’s 47% share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L’s 47% share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 1998, is subject to an inflation adjustment based on the Consumer Price Index and renewal of the Price-Anderson Act by Congress.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance
The Owners also carry $2.8 billion ($1.3 billion, KCP&L’s 47% share) of property damage, decontamination and premature decommissioning insurance for loss resulting from damage to the Wolf Creek facilities. Nuclear Electric Insurance Limited (NEIL) provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and NRC mandated site decontamination. KCP&L’s share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central

Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at March 31, 2003, and December 31, 2002.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment in the amount of $151.4 million against the state. The state has appealed this decision to the 8th Circuit, U.S. Court of Appeals. Based on the favorable outcome of this trial, in KCP&L’s opinion, there is a greater possibility of reversing the state’s license denial once the decision in this case is final.

In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska Governor gave official notice of the withdrawal to the other member states. Withdrawal will not be effective for five years and will not, of itself, nullify the site license proceeding.

Environmental Matters
KCP&L’s operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters. The generation and transmission of electricity produces and requires disposal of certain hazardous products which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At March 31, 2003, and December 31, 2002, KCP&L had $1.9 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

Certain Air Toxic Substances
In July 2000, the National Research Council published its findings of a study under the Clean Air Act Amendments of 1990 (Clean Air Act), which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the Environmental Protection Agency (EPA) announced it would propose Maximum Achievable Control Technology (MACT) requirements by December 2003 to reduce mercury emissions and issue final rules by December 2004. Until the rules are proposed, KCP&L cannot predict the likelihood or compliance costs of such regulations.

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in the U. S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U. S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This decision denies all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings.

This decision by the Appeals Court removed the last major hurdle to the EPA’s implementation of stricter ambient air quality standards for ozone and fine particles. The EPA has not yet issued regulations incorporating the new standards. Until new regulations are issued, KCP&L is unable to estimate the impact of the new standards. However, the impact on KCP&L and all other utilities that use fossil fuels could be substantial. In addition, the EPA is conducting a three-year study of fine particulate ambient air levels. Until this testing and review period has been completed, KCP&L cannot determine additional compliance costs, if any, associated with the new particulate regulations.

Nitrogen Oxide
The EPA announced in 1998 regulations implementing reductions in Nitrogen Oxide (NOx) emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations require a significant reduction in NOx emissions from 1990 levels at KCP&L’s Missouri coal-fired plants by the year 2003.

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

Proposed Water Use Regulations
In February 2002, the EPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The proposed rules establish national minimum performance requirements designed to minimize adverse environmental impact. The EPA must take final action by August 2003. KCP&L will continue to monitor the progress of this rulemaking. The impact of these proposed rules has not yet been quantified, however, KCP&L’s generating stations would be affected.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet the estimated demand requirements of long-term sales agreements with its customers. Commitments at March 31, 2003, under these agreements total $1,082.7 million through 2010. Commitments for the remainder of 2003 total $418.9 million, and for the years 2004 through 2007 total $343.0 million, $248.0 million, $52.5 million, and $8.6 million, respectively. See Note 15 for further discussion.

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 MWs of peaking capacity (Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of $176 million. At March 31, 2003, cumulative project costs were approximately $138.7 million. Upon a default during the lease period, KCP&L’s maximum obligation to the Lessor equals 100% of project costs. KCP&L’s rental obligation, which reflects interest payments only, is expected to be approximately $27.6 million in the aggregate.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities). The Trust, acting as Lessor in the synthetic lease arrangement discussed above, is considered a Variable Interest Entity under the Interpretation. Because KCP&L has variable interests in the Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Trust. Accordingly, KCP&L will be required to consolidate the Trust effective July 1, 2003. Great Plains Energy’s and consolidated KCP&L’s utility plant and long-term debt will increase by the total project cost upon consolidation of the Trust.

Internal Revenue Service Settlement – Corporate-Owned Life Insurance (COLI)
In November 2002, KCP&L accepted a settlement offer related to COLI from the Internal Revenue Service (IRS). The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. KCP&L will make cash payments to the IRS during 2003 of approximately $1.3 million to satisfy the liability associated with the surrender. The remaining $9.9 million related to the disallowed interest will be paid upon completion of the 1995 – 1998 IRS audit.

7. DTI HOLDINGS, INC. AND SUBSIDIARIES BANKRUPTCY UPDATE

On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries, Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called “DTI”.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (Century Tel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, but the Asset Purchase Agreement contains conditions to closing, which include among other items the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003. The Asset Sale, if it is consummated, will produce $38 million of gross sale proceeds, subject to certain closing adjustments, $3.8 million of which will be escrowed (Escrow Funds). The Escrow Funds will be disbursed 180 days following the closing of the Asset Sale, subject to any reduction for the amount of claims by Century Tel for breaches of representations and warranties of Digital Teleport under the Asset Purchase Agreement. Assuming full release of the Escrow Funds, the proceeds of the Asset Sale together with Digital Teleport’s cash on hand are expected to total approximately $47 million (Anticipated Assets).

The Company believes that KLT Telecom has a valid and perfected security interest in virtually all of Digital Teleport’s assets to secure repayment of approximately $50 million (including accrued interest) of indebtedness which would entitle KLT Telecom to receive all of the Anticipated Assets, leaving no distribution to other creditors of Digital Teleport. The Bankruptcy Court, however, has not ruled on the validity of KLT Telecom’s security interest in Digital Teleport’s assets, and, absent the settlements described below, there is a possibility that the Bankruptcy Court would disallow this security interest or otherwise subordinate KLT Telecom’s claims to other Digital Teleport creditors’ claims. To expedite the Digital Teleport bankruptcy case process, including the resolution of creditors’ claims and possible claims against the Company, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport (Creditors Committee) entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement).

Under the Teleport Settlement Agreement, Digital Teleport, the Creditors Committee and three members of the Creditors Committee holding claims against Digital Teleport will release claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments will be deemed to receive such payments in full satisfaction of their claims against Digital Teleport. In addition, the Teleport Settlement Agreement provides for the receipt by KLT Telecom of an assignment of claims of Digital Teleport, the Creditors Committee and the bankruptcy estate of Digital Teleport against any officer or director of Digital Teleport, or any other person or entity.

The Teleport Settlement Agreement does not purport to resolve (i) three priority proofs of claim by the Missouri Department of Revenue in the aggregate amount of $2,848,446 (collectively, the MODOR

Claim); (ii) an unsecured proof of claim by Gary Douglass, the former Chief Financial Officer of DTI, in the amount of $2,055,900 (Douglass Claim); or (iii) any claims by Holdings against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy, or by creditors of Holdings, including the holders of $265 million of Senior Discount Notes of Holdings as to which no proof of claim has been filed in the Digital Teleport bankruptcy proceeding. Digital Teleport has filed objections to the MODOR Claim and the Douglass Claim asserting that each claim should be disallowed in full. The Bankruptcy Court has conducted an evidentiary hearing regarding the MODOR Claim, but has not yet ruled on this matter. Digital Teleport has advised that MODOR conceded during the evidentiary hearing that MODOR would not contest the disallowance of approximately $1.3 million of the MODOR Claim. The Bankruptcy Court has disallowed the Douglass claim. In lieu of an appeal or motion to reconsider the Bankruptcy Court’s ruling regarding the Douglass Claim, Digital Teleport and Douglass have entered into a settlement agreement that would afford Douglass a $15,000 general unsecured claim against Digital Teleport, which settlement has been scheduled for Bankruptcy Court consideration and approval on May 20, 2003.

The Teleport Settlement Agreement provides for a pro rata distribution from the Anticipated Assets ranging from 82.5% to 90% of the sum of (i) the non-priority unsecured claims of approximately $10.3 million held by Digital Teleport’s trade creditors, (ii) an amended claim of $1 million by Union Electric Co. d/b/a Ameren UE, and (iii) the allowed, non-priority unsecured portions, if any, of the Douglass Claim and the MODOR Claim, with the exact percentage being determined by the extent to which the MODOR Claim and the Douglass Claim are resolved in the Digital Teleport bankruptcy proceeding and are not disallowed. After the payment of administrative, secured and priority claims (which claims, excluding the MODOR Claim, are estimated to total approximately $3 million), the Teleport Settlement Agreement provides for the balance of the Anticipated Assets to be distributed to KLT Telecom, subject to the resolution of the MODOR Claim and the Douglass Claim, and subject, further, to a possible payment to the creditors of Holdings as described below.

In an objection to a motion by Digital Teleport for an extension of time in which to propose a Chapter 11 plan, the largest creditor of Holdings (Creditor) asserted that Holdings, Digital Teleport and their creditors have claims against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy based on theories of breach of contract, fraudulent conveyance, recharacterization of debt, subordination and breach of fiduciary duty. Among other things, the Creditor asserted that certain tax benefits should have been paid to Holdings and Digital Teleport, rather than to KLT Telecom as provided in the October 1, 2001, Great Plains Energy tax allocation agreement. These claims are resolved by the Holdings Settlement Agreement discussed below, effective upon confirmation of the Chapter 11 Plan and closing of the Asset Sale. The Company believes that it has meritorious defenses to these claims.

On March 14, 2003, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the senior discount notes issued by Holdings) (Trustee), the Creditor and two other principal noteholders of Holdings (collectively, the Noteholders) entered into a Settlement Agreement and Plan Term Sheet (the Holdings Settlement Agreement).

Under the Holdings Settlement Agreement, KLT Telecom agreed to pay to the Holdings bankruptcy estate the sum of approximately $13.8 million from the distribution that KLT Telecom will receive under the Teleport Settlement Agreement for distribution to unsecured creditors of Holdings. In addition, Holdings, the Trustee and the Noteholders will release claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments will be deemed to receive such payments in full satisfaction of their claims against Holdings. In addition, the Holdings Settlement Agreement provides for the receipt by KLT Telecom of an assignment of claims of Holdings, the bankruptcy estate of Holdings, the Trustee and the Noteholders against any officer or director of Holdings, or any other person or entity.

Within 190 days after the closure of the Asset Sale, KLT Inc. and KLT Telecom will pay a base sum of $1.6 million to certain executives of Digital Teleport for entering into employment agreements required as a condition precedent to the Asset Sale. This sum will be increased based upon the amount of Escrow Funds released to Digital Teleport, but the sum is not anticipated to exceed $2.5 million (collectively, the Payment). The Payment will be made pursuant to a December 26, 2002 letter from KLT Inc. and KLT Telecom to Mr. Paul Pierron, President of Digital Teleport.

Digital Teleport, Digital Teleport of Virginia and Holdings have prepared a joint Chapter 11 plan (Chapter 11 Plan) and disclosure statement reflecting the Asset Sale, the Teleport Settlement Agreement, and the Holdings Settlement Agreement. A confirmation hearing by the Bankruptcy Court is scheduled for June 9, 2003. Confirmation of the Chapter 11 Plan is subject to a vote of creditors and the approval of the Bankruptcy Court. Although approval cannot be assured, it is currently expected that the Chapter 11 Plan will be confirmed due to the level of support for the plan by certain members of the Creditors Committee and the Holdings noteholders. The Chapter 11 Plan contemplates that Digital Teleport, Holdings, and Digital Teleport of Virginia will be liquidated after distribution of those companies’ assets to their creditors pursuant to the Chapter 11 Plan, the Teleport Settlement Agreement and the Holdings Settlement Agreement. The Teleport Settlement Agreement and the Holdings Settlement Agreement, if approved by the Bankruptcy Court in confirming the Chapter 11 Plan, resolve all material issues and disputes among the parties to those agreements.

The ultimate impact of the Chapter 11 Plan, the Asset Sale, the Teleport Settlement Agreement, and the Holdings Settlement Agreement will not be determined until final resolution of the matters set forth above. Because of DTI’s filing for bankruptcy protection under the U.S. Bankruptcy Code, KLT Telecom no longer has control over nor can it exert significant influence over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and is presented on the cost basis. Consequently, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI since December 31, 2001, and will not do so during the remaining period of the DTI bankruptcy.

8. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE CALCULATION

There was no dilutive effect on Great Plains Energy’s earnings (loss) per share (EPS) from other securities for the three months ended March 31, 2003 and 2002. To determine EPS, preferred stock dividend requirements are deducted from both income before cumulative effect of a change in accounting principle and net income before dividing by average number of common shares outstanding. The EPS impact of the cumulative effect of a change in accounting principle is determined by dividing the cumulative effect of a change in accounting principle by the average number of common shares outstanding.

The following table reconciles Great Plains Energy’s calculation of basic and diluted EPS before cumulative effect of a change in accounting principle:

Three months ended	Income	Shares	EPS
March 31, 2003	(thousands except per share amounts)
Income before cumulative effect	$14,555
Less: Preferred stock dividend requirement	411
Basic EPS
Income available to common stockholders	14,144	69,190	$0.20
Add: effect of dilutive securities		1
Diluted EPS	$14,144	69,191	$0.20

Three months ended	Income	Shares	EPS
March 31, 2002	(thousands except per share amounts)
Loss before cumulative effect	$(2,897)
Less: Preferred stock dividend requirement	412
Basic EPS
Income available to common stockholders	(3,309)	61,884	$(0.0	5)
Add: effect of dilutive securities		1
Diluted EPS	$(3,309)	61,885	$(0.0	5)

Options to purchase 341,572 shares and 177,770 shares of common stock as of March 31, 2003 and 2002, respectively, were excluded from the computation of diluted EPS because the option exercise prices were greater than the market price of the common shares at the end of the respective periods.

9. RETAIL RATE MATTERS

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the State Corporation Commission of the State of Kansas (KCC) approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. For the three months ended March 31, 2003, KCP&L retail revenues decreased approximately $2.6 million and depreciation expense decreased approximately $1.9 million as a result of the stipulation and agreement. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the Missouri Public Service Commission (MPSC) approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. For the three months ended March 31, 2003, KCP&L amortized $1.1 million of deferred ice storm costs.

10. STOCK OPTIONS

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for its stock options as of January 1, 2003. The Company has elected to use the modified prospective method of adoption as prescribed under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the modified prospective method of adoption, stock option compensation cost recognized beginning January 1, 2003, is the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after

October 1, 1995. Compensation expense recorded for the three months ended March 31, 2002, was immaterial.

The following table illustrates the effect on net income (loss) and earnings (loss) per share for Great Plains Energy if the fair value method had been applied to all periods presented.

	Three Months Ended
	March 31
	2003	2002
	(thousands except per share amounts)
Net income (loss), as reported	$14,555	$(5,897)
Pro forma net income (loss) as if fair
value method were applied	$14,555	$(5,885)
Basic and diluted earnings (loss)
per common share, as reported	$0.20	$(0.10)
Pro forma basic and diluted earnings
(loss) per common share	$0.20	$(0.10)

11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Custom Energy Holdings, L.L.C. holds 100% of the direct ownership interests in Strategic Energy. Great Plains Energy holds an 89% indirect ownership position in Strategic Energy. SE Holdings, L.L.C. (SE Holdings) owns the remaining 11% indirect ownership position in Strategic Energy. Richard Zomnir, President and Chief Executive Officer of Strategic Energy, holds a 56% interest in SE Holdings and certain other employees of Strategic Energy hold the remaining interests in SE Holdings.

SE Holdings has a put option to sell all or part of its 11% interest in Strategic Energy to Custom Energy Holdings at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value would be determined by the mutual agreement of the parties or if an agreement cannot be reached, by third party appraisal.

Custom Energy Holdings’ business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services Inc. (KLT Energy Services), one representative designated by IEC, and one representative designated by SE Holdings. Certain actions (including amendment of Custom Energy Holdings’ operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings. Certain other actions (including mergers with Custom Energy Holdings, acquisitions by Custom Energy Holdings, assumption of non-recourse indebtedness, sales of substantial assets, approval of distributions, filing of registration statements, partition of assets, admission of new members and transfers of interests in Custom Energy Holdings) can be approved by the Management Committee, but to the extent they affect the rights, obligations, assets or business of Strategic Energy, the approval of the Strategic Energy Management Committee is also required.

Strategic Energy’s business and affairs are controlled and managed exclusively by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy’s operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee representatives of Strategic Energy.

12. GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

As prescribed in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, the Company began recording a liability for the fair value of the obligation it has undertaken for guarantees issued after December 31, 2002. The liability recognition requirements of FASB Interpretation No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are to be applied to all guarantees. The interpretation does not encompass guarantees of the Company’s own future performance, such as credit support provided to its subsidiaries. As of March 31, 2003, KCP&L recorded an immaterial amount for the fair value of guarantees issued for the residual value of vehicles and heavy equipment under an operating lease.

The following table reflects Great Plains Energy’s and consolidated KCP&L’s maximum potential amount of future payments that could be required under guarantees and describes those guarantees:

	Maximum potential
	amount of future
	payments under
Guarantor	guarantee	Nature of Guarantee
	(millions)
KCP&L	$ 12.5	Guaranteed energy savings under agreements with several
		customers that expire over the next 8 years. In most cases, a
		subcontractor would indemnify KCP&L for any payments made
		by KCP&L under these guarantees.

KCP&L	8.5	Guarantees for residual value of vehicles and heavy equipment
		under an operating lease. Guaranteed residual values average
		approximately $0.7 million per year through 2013.
Total consolidated KCP&L	21.0

KLT Inc.	0.9	KLT Inc. issued a letter of credit related to the sale of demand
		side management credits by Custom Energy, L.L.C. which
		renews annually and has 8 years remaining.

KLT Energy Services	2.4	Custom Energy, L.L.C. has indemnified construction performance
		bonds totaling $9.7 million, which are secured by KLT Energy
		Services' $2.4 million ownership interest in Custom Energy, L.L.C.
		These bonds are expected to expire in 2003.
Total Great Plains Energy	$ 24.3

In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor). At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost. As a result of the new consolidation requirements of FASB Interpretation No. 46, the synthetic lease arrangement will be consolidated in the third quarter of 2003. See Note 6 for additional information regarding KCP&L’s synthetic lease arrangement.

13. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that have been funded to date through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC have been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $63.5 million and $63.3 million at March 31, 2003 and December 31, 2002, respectively.

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

On January 1, 2003, KCP&L recorded an asset retirement obligation of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded an asset retirement obligation of $1.2 million, increased property and equipment by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

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

The following table illustrates the effect on asset retirement obligations if the provisions of SFAS No. 143 had been applied beginning January 1, 2000. Pro forma amounts for the periods prior to the January 1, 2003, adoption were measured using assumptions consistent with the period of adoption.

				Three Months Ended
				March 31
	2000	2001	2002	2003
Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$81.9	$87.3	$93.1	$99.2
Additions	-	0.1	-	-
Accretion	5.4	5.7	6.1	1.6
Asset retirement obligation end of period	$87.3	$93.1	$99.2	$100.8
Other Great Plains Energy
Asset retirement obligation beginning of period	$0.9	$0.9	$1.1	$1.2
Additions	-	0.1	-	-
Accretion	-	0.1	0.1	-
Asset retirement obligation end of period	$0.9	$1.1	$1.2	$1.2
Consolidated Great Plains Energy
Asset retirement obligation beginning of period	$82.8	$88.2	$94.2	$100.4
Additions	-	0.2	-	-
Accretion	5.4	5.8	6.2	1.6
Asset retirement obligation end of period	$88.2	$94.2	$100.4	$102.0

14. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The three reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, generates, transmits and distributes electricity; (2) Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity Strategic Energy purchases under long-term contracts, operating in several electricity markets offering retail choice; and (3) KLT Gas explores for, develops, and produces unconventional natural gas resources, including coalbed methane properties. “Other” includes the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments. Prior year information has been reclassified to conform to the current presentation.

Three Months Ended		Strategic			Great Plains
March 31, 2003	KCP&L	Energy	KLT Gas	Other	Energy
	(millions)
Operating revenues	$234.4	$229.2	$0.4	$12.7	$476.7
Depreciation and depletion	(34.6)	(0.3)	(0.3)	(0.8)	(36.0)
Loss from equity investments	-	-	-	(0.3)	(0.3)
Interest charges	(17.8)	(0.1)	(0.2)	(1.8)	(19.9)
Income taxes	(10.7)	(7.6)	4.1	7.1	(7.1)
Net income (loss)	13.4	9.8	(6.5)	(2.2)	14.5

Three Months Ended		Strategic			Great Plains
March 31, 2002	KCP&L	Energy	KLT Gas	Other	Energy
	(millions)
Operating revenues	$198.9	$146.4	$0.2	$13.3	$358.8
Depreciation and depletion	(35.8)	(0.2)	(0.3)	(1.1)	(37.4)
Loss from equity investments	-	-	-	(0.3)	(0.3)
Interest charges	(19.0)	(0.1)	-	(1.7)	(20.8)
Income taxes	6.6	(4.8)	2.3	8.5	12.6
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)	(3.0)
Net income (loss)	(6.9)	6.9	(0.1)	(5.8)	(5.9)

		Strategic	KLT		Great Plains
	KCP&L	Energy	Gas	Other	Energy
March 31, 2003	(millions)
Assets	$3,108.8	$291.1	$41.2	$148.0	$3,589.1
Capital and investment expenditures (a)	30.2	0.2	3.2	-	33.6
December 31, 2002	(millions)
Assets	$3,084.5	$226.0	$49.8	$146.4	$3,506.7
Capital and investment expenditures (a)	135.5	2.1	8.7	4.6	150.9

(a) Capital and investment expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The table below reflects summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and immaterial intercompany eliminations.

Three Months Ended			Consolidated
March 31, 2003	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$234.4	$12.6	$247.0
Depreciation and depletion	(34.6)	(0.8)	(35.4)
Interest charges	(17.8)	(0.4)	(18.2)
Income taxes	(10.7)	0.1	(10.6)
Net income (loss)	13.4	(1.5)	11.9

Three Months Ended			Consolidated
March 31, 2002	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$198.9	$13.3	$212.2
Depreciation and depletion	(35.8)	(1.1)	(36.9)
Interest charges	(19.0)	(0.4)	(19.4)
Income taxes	6.6	(0.1)	6.5
Cumulative effect of a change
in accounting principle	-	(3.0)	(3.0)
Net loss	(6.9)	(4.1)	(11.0)

			Consolidated
	KCP&L	Other	KCP&L
March 31, 2003	(millions)
Assets	$3,108.8	$54.7	$3,163.5
Capital and investment expenditures (a)	30.2	-	30.2
December 31, 2002
Assets	$3,084.5	$54.7	$3,139.2
Capital and investment expenditures (a)	135.5	1.2	136.7

(a) Capital and investment expenditures reflect year to date amounts for the periods presented.

15. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are accounted for in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that every derivative instrument be recorded on the balance sheet as an asset or liability measured at its fair value and that changes in the fair value be recognized currently in earnings unless specific hedge accounting criteria are met.

Derivative Instruments and Hedging Activities
The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results.

The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility.

The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to adjust its liability portfolio to optimize the mix of fixed and floating rate debt within an established range.

In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding (EIRR) bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. At March 31, 2003, the fair value of the swap was $4.8 million.

KCP&L has two interest rate swap agreements in place to fix the interest rate on $30 million of floating-rate long-term debt. These swaps do not meet the criteria to qualify for hedge accounting. The swap agreements expire in June 2003 and effectively fix the interest at a weighted-average rate of 3.88%. The fair market values of these agreements are recorded as current assets or liabilities and changes in the fair market value of these instruments is recorded as interest expense in the income statement.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market values of these instruments are recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.

As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ projected demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, the majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as other comprehensive income (loss). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value will be recorded directly in purchased power.

In March 2003, Strategic Energy initiated a termination agreement with a swap counterparty due to credit and performance concerns. Strategic Energy received a $4.8 million fair value settlement. The swap was designated as a cash flow hedge of a forecasted transaction and Strategic Energy management believes the forecasted transaction will occur; therefore, the gain remains in other comprehensive income and will be reclassified to earnings in the same period during which the forecasted transaction affects earnings.

KLT Gas’ risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. KLT Gas is currently developing and testing gas properties; therefore, no production was hedged in 2002 or 2003.

The amounts recorded related to the cash flow hedges in Other Comprehensive Income (OCI) are summarized in the following tables:

Great Plains Energy activity for the three months ended March 31, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		March 31
	2002	Income	Reclassified	2003
Assets	(millions)
Cash	$-	$4.8	$-	$4.8
Other current assets	3.0	6.9	(4.0)	5.9
Liabilities and capitalization
Other current liabilities	(1.6)	1.6	(2.2)	(2.2)
Other comprehensive
income	(0.9)	(6.7)	3.1	(4.5)
Deferred income taxes	(0.7)	(5.1)	2.4	(3.4)
Other deferred credits	0.2	(1.5)	0.7	(0.6)

Consolidated KCP&L activity for the three months ended March 31, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		March 31
	2002	Income	Reclassified	2003
Assets	(millions)
Other current assets	$0.3	$1.3	$-	$1.6
Liabilities and capitalization
Other comprehensive
income	(0.2)	(0.8)	-	(1.0)
Deferred income taxes	(0.1)	(0.5)	-	(0.6)

Great Plains Energy activity for the three months ended March 31, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		March 31
	2001	Income	Reclassified	2002
Assets	(millions)
Other current assets	$(0.2)	$0.9	$0.1	$0.8
Other deferred debits	-	0.3	-	0.3
Liabilities and capitalization
Other current liabilities	(12.7)	2.4	2.9	(7.4)
Other comprehensive
income	12.1	(3.4)	(1.5)	7.2
Deferred income taxes	8.5	(2.4)	(1.0)	5.1
Other deferred credits	(7.7)	2.2	(0.5)	(6.0)

Consolidated KCP&L activity for the three months ended March 31, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		March 31
	2001	Income	Reclassified	2002
Assets	(millions)
Other current assets	$(0.2)	$0.5	$0.1	$0.4
Liabilities and capitalization
Other current liabilities	(0.1)	0.1	-	-
Other comprehensive
income	0.2	(0.4)	(0.1)	(0.3)
Deferred income taxes	0.1	(0.2)	-	(0.1)

Reclassified to earnings for the three months ended March 31,

	Great Plains Energy		Consolidated KCP&L
	2003	2002	2003	2002
	(millions)
Fuel expense	$-	$0.1	$-	$0.1
Purchased power expense	(6.2)	2.9	-	-
Minority interest	0.7	(0.5)	-	-
Income taxes	2.4	(1.0)	-	-
Other comprehensive income	$(3.1)	$1.5	$-	$0.1

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying consolidated financial statements and related notes and with the management’s discussion and analysis included in the companies’ 2002 annual report on Form 10-K.

Great Plains Energy Incorporated
As a diversified energy company, Great Plains Energy’s reportable business segments include:

o	KCP&L, an integrated, regulated electric utility in the states of Missouri and Kansas, provides reliable, affordable electricity to retail customers;
o	Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity Strategic Energy purchases under long-term contracts, operating in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts, Texas and Michigan; and
o	KLT Gas explores for, develops and produces unconventional natural gas resources.

The Company’s goal is to become a premier diversified energy company that achieves annual growth in earnings per share in a financially disciplined manner. To achieve this goal, Great Plains Energy intends to focus on its three reportable segments of business:

o	Stressing operational excellence in the utility operations of KCP&L;
o	Expanding Strategic Energy’s business model in new and existing markets; and
o	Developing KLT Gas into a leading unconventional natural gas exploration company.

Critical Accounting Policies

Regulatory Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. For the three months ended March 31, 2003, KCP&L retail revenues decreased approximately $2.6 million and depreciation expense decreased approximately $1.9 million as a result of the stipulation and agreement. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. For the three months ended March 31, 2003, KCP&L amortized $1.1 million of deferred ice storm costs.

Asset Retirement Obligations
Effective January 1, 2003, the Company adopted SFAS No. 143. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that have been funded to date through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC have been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $63.5 million and $63.3 million at March 31, 2003 and December 31, 2002, respectively.

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

On January 1, 2003, KCP&L recorded an asset retirement obligation of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded an asset retirement obligation of $1.2 million, increased property and equipment by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

If the provisions of SFAS No. 143 had been applied to the consolidated balance sheets presented, Consolidated KCP&L’s liability for asset retirement obligations would have been $99.2 million at

December 31, 2002. Great Plains Energy’s liability for asset retirement obligations at December 31, 2002, would have been $100.4 million, reflecting consolidated KCP&L’s liability and the KLT Gas liability of $1.2 million.

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

Although the liability for Wolf Creek decommissioning costs recorded under the new ARO method will be substantially the same at the end of Wolf Creek’s life as the liability that would have been recorded under the former ratemaking method, the rate at which the liability will increase will be different under the two methods. In the near term, the ARO liability will be higher than the liability under the former method. Because KCP&L is subject to SFAS No. 71, the difference in the recognition of the liability will have no impact on earnings.

Prior to the adoption of SFAS No. 143, KLT Gas did not record asset retirement costs and liabilities, or the associated depreciation and accretion. Retirement costs would have been charged to expense when incurred in the period of settlement. Under SFAS No. 143, KLT Gas’ reserve for depreciation and asset retirement liabilities will increase systematically over the asset life up to the time of settlement with corresponding increases in expense.

Great Plains Energy Results of Operations

	Three Months Ended
	March 31
	2003	2002
	(millions)
Operating revenues	$476.7	$358.8
Fuel	(37.4)	(34.0)
Purchased power - KCP&L	(16.1)	(10.9)
Purchased power - Strategic Energy	(199.9)	(125.0)
Revenues, net of
fuel and purchased power	223.3	188.9
Other operating expenses	(130.7)	(136.2)
Depreciation and depletion	(36.0)	(37.4)
Loss on property	(9.0)	-
Operating income	47.6	15.3
Loss from equity investments	(0.3)	(0.3)
Non-operating income (expenses)	(5.8)	(9.7)
Interest charges	(19.9)	(20.8)
Income taxes	(7.1)	12.6
Cumulative effect of a change
in accounting principle	-	(3.0)
Net income (loss)	14.5	(5.9)
Preferred dividends	(0.4)	(0.4)
Earnings (loss) available for common stock	$14.1	$(6.3)

Great Plains Energy’s three months ended March 31, 2003 earnings, as detailed in the table below, increased to $14.1 million, or $0.20 per share, from a loss of $6.3 million, or $(0.10) per share, compared to the same period of 2002.

			Earnings per Great
	Earnings (Loss)		Plains Energy Share
	2003	2002	2003	2002
	(millions)
Three Months Ended March 31
KCP&L	$13.4	$(6.9)	$0.19	$(0.11)
Subsidiary operations	(1.5)	(1.1)	(0.02)	(0.02)
Cumulative effect to January 1, 2002
of a change in accounting principle	-	(3.0)	-	(0.05)
Consolidated KCP&L	11.9	(11.0)	0.17	(0.18)
Strategic Energy	9.8	6.9	0.14	0.11
KLT Gas	(6.5)	(0.1)	(0.09)	-
Other non-regulated operations	(1.1)	(2.1)	(0.02)	(0.03)
Total	$14.1	$(6.3)	$0.20	$(0.10)

KCP&L earnings increased $20.3 million for the three months ended March 31, 2003, compared to the same period of 2002. KCP&L revenue, net of fuel and purchased power increased $26.9 million primarily due to a significant increase in the price per MWh of wholesale sales driven by an approximate doubling of natural gas prices. This increase combined with the $13.7 million net decrease in storm costs more than offset a $3.0 million increase in pension expense and a $2.1 million increase in power plant maintenance. The amortization of the Missouri jurisdictional portion of the storm costs totaled $1.1 million in the first quarter of 2003. During the first quarter of 2002, KCP&L expensed $14.8 million for the Kansas jurisdictional portion of the storm costs.

Strategic Energy’s earnings increased $2.9 million for the three months ended March 31, 2003, compared to the same period of 2002. The increase is the result of a $7.9 million increase in revenues net of purchased power primarily due to a 70% increase in MWhs sold. This increase was offset slightly by an increase in administrative and general expenses. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002.

KLT Gas continues to focus on the testing and development of several unconventional natural gas properties. In the first quarter of 2003, KLT Gas recorded an after tax impairment charge of $5.5 million on a Rocky Mountain project in response to lower revised estimates of future gas production.

Other non-regulated operations included, among other things, a $1.9 million increase in earnings primarily due to lower reductions in affordable housing limited partnerships in the first quarter of 2003 compared to 2002.

The 2002 cumulative effect of a change in accounting principle reflects RSAE’s write-down of goodwill due to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

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

KCP&L’s power business will have over 4,000 megawatts of generating capacity following the completion of five combustion turbine units that will add 385 megawatts of peaking capacity. Construction began during the third quarter of 2002 and the units are on schedule to be online this summer. KCP&L has entered into a five-year construction and synthetic operating lease transaction with a Trust for the five combustion turbines. The total estimated cost for the purchase, installation, assembly and construction of the five combustion turbines is $176 million. Under FASB Interpretation No. 46, KCP&L will be required to consolidate the Trust effective July 1, 2003. KCP&L’s utility plant and long-term debt will increase by the total project costs. Because of the manner in which the current synthetic lease is treated for covenant purposes in the Company’s and KCP&L’s financing arrangements, as well as by the rating agencies, liquidity and credit ratings are not expected to be impacted by this new accounting standard.

KCP&L’s delivery business consists of transmission and distribution facilities that serve over 485,000 customers as of March 31, 2003. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. At its peak, the storm caused over 300,000 customer outages throughout the KCP&L service territory, an unprecedented level in the KCP&L’s 120-year history. Crews from other utilities in numerous states were called in to assist in the restoration of power and power was restored in nine days. Total costs related to the January ice storm were approximately $51.3 million of which $14.7 million were capital expenditures and therefore charged to utility plant. KCP&L expensed a total of $16.5 million in 2002 for the Kansas jurisdictional portion of the storm costs and deferred $20.1 million of the storm costs applicable to Missouri. Estimated costs recorded in the three months ended March 31, 2002, were $45.4 million which included $12.5 million for capital expenditures, $14.8 million applicable to Kansas, and $18.1 million applicable to Missouri. In January 2003, Edison Electric Institute honored KCP&L for exemplary performance and dedication in restoring power to customers during the storm and recognized KCP&L by awarding it the association’s annual “Emergency Response Award”.

Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. During the first quarter of 2002, the Southwest Power Pool, Inc. (SPP) and the Midwest Independent System Operator (MISO) voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that will operate in twenty states and one Canadian province. During March 2003, SPP and MISO mutually agreed to terminate the process of consolidating the organizations. Since KCP&L is a member of the SPP and was expected to participate in the RTO created by the consolidation, KCP&L’s RTO participation is uncertain. Subsequent to the termination of the merger between SPP and MISO, the SPP formulated and approved a Strategic Plan for SPP. The plan includes provisions for SPP to become compliant with FERC Order 2000. It is anticipated that a detailed plan for becoming Order 2000 compliant, including a schedule, will be presented to the SPP Board of Directors at the Board’s June 2003 meeting. KCP&L is directly participating in this process.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. All public utilities that own, control or operate interstate transmission facilities would be required to become independent transmission providers, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, in response to comments received on its proposed rulemaking. In the white paper, the FERC stated its intent to require all public utilities to join an RTO or Independent System Operator (ISO). The FERC also stressed that a significant role will be played by regional authorities and state committees in setting up regional power markets. The proposal allows for phase-in implementation and sequencing tailored to each region. The FERC also indicated that divestiture is not required to achieve independent operation of the transmission system. Companies may remain vertically integrated under an RTO or ISO. Additionally, as proposed, each RTO or ISO would be required to have a clear transmission cost recovery policy outlined in its tariff. The FERC will accept comments on the white paper before issuing a final rule.

KCP&L has a wholly-owned unregulated subsidiary, HSS, that holds investments in businesses primarily in residential services. HSS is comprised of two direct subsidiaries, RSAE and Worry Free. HSS is evaluating strategic alternatives concerning its investments, which could include a possible sale of a portion or all of the businesses.

HSS has recorded losses from its investment in RSAE that resulted in a negative investment balance. As a result of these losses, the minority interest in RSAE was reduced to zero. Accordingly, as long as RSAE is consolidated, any future losses of RSAE would be recorded by HSS at 100%, which will further decrease the investment below zero.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations.

	Three Months Ended
	March 31
	2003	2002
	(millions)
Operating revenues	$247.0	$212.2
Fuel	(37.4)	(34.0)
Purchased power	(16.1)	(10.9)
Revenues, net of
fuel and purchased power	193.5	167.3
Other operating expenses	(116.1)	(123.8)
Depreciation and depletion	(35.4)	(36.9)
Gain on property	-	0.1
Operating income	42.0	6.7
Non-operating income (expenses)	(1.3)	(1.8)
Interest charges	(18.2)	(19.4)
Income taxes	(10.6)	6.5
Cumulative effect of a change
in accounting principle	-	(3.0)
Net income (loss)	$11.9	$(11.0)

Consolidated KCP&L earnings increased $22.9 million primarily due to increased earnings from KCP&L of $20.3 million for the three months ended March 31, 2003, compared to the same period of 2002. KCP&L’s revenue, net of fuel and purchased power increased $26.9 million primarily due to a significant increase in the price per MWh of wholesale sales driven by an approximate doubling of natural gas prices and an increase in wholesale MWh sales. This increase combined with a $13.7 million net decrease in storm costs more than offset a $3.0 million increase in pension expense and a $2.1 million increase in power plant maintenance.

The amortization of the Missouri jurisdictional portion of the storm costs totaled $1.1 million in the first quarter of 2003. During the first quarter of 2002, KCP&L expensed $14.8 million for the Kansas jurisdictional portion of the storm costs.

The Company adopted SFAS No. 142, effective January 1, 2002. In accordance with SFAS No. 142, the Company completed its transition impairment test of RSAE goodwill and determined that a $3.0 million write-down of goodwill was required. As a result, KCP&L’s consolidated net income for the three months ended March 31, 2002, reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle. Ongoing annual impairment tests are required by SFAS No. 142. No subsequent write-downs have been required.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended
	March 31		%
	2003	2002	Change
Retail revenues	(millions)
Residential	$72.4	$69.8	4
Commercial	89.8	86.5	4
Industrial	20.9	19.8	6
Other retail revenues	2.1	2.2	-
Total retail	185.2	178.3	4
Wholesale revenues	46.3	17.5	164
Other revenues	2.9	3.1	(9)
KCP&L electric revenues	234.4	198.9	18
Subsidiary revenues	12.6	13.3	(5)
Consolidated KCP&L revenues	$247.0	$212.2	16

	Three Months Ended
	March 31		%
	2003	2002	Change
Retail MWh sales	(thousands)
Residential	1,154	1,069	8
Commercial	1,629	1,556	5
Industrial	479	426	12
Other retail MWh sales	20	22	(2)
Total retail	3,282	3,073	7
Wholesale MWh sales	1,490	855	74
KCP&L electric MWh sales	4,772	3,928	21

Retail revenues increased $6.9 million for the three months ended March 31, 2003 compared to the same period of 2002 primarily due to favorable weather and continued load growth. The increase was partially offset by $2.6 million associated with the Kansas rate decrease effective January 1, 2003. See Critical Accounting Policies for additional information. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Wholesale revenues increased $28.8 million primarily due to a 77% increase in the bulk power price per MWh sold. The price increase, driven by an approximate doubling of natural gas prices, accounted for approximately two thirds of the revenue increase. A 74% increase in wholesale MWh sales, mostly attributable to increased plant availability and additional opportunities for off-peak sales, accounted for the remainder.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L’s procurement strategies continue to provide delivered coal costs below the regional average. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically. Fossil plants averaged 74% of total generation and the nuclear plant the remainder over the last three years.

Fuel costs increased $3.4 million for the three months ended March 31, 2003, compared to the same period of 2002 primarily due to a 21% increase in net MWh generated. The increase was partially offset by lower fuel cost per MWh generated due to additional coal and less natural gas and oil in the generation fuel mix and a reduction in the cost of uranium and coal.

Purchased power expenses increased $5.2 million for the three months ended March 31, 2003 compared to the same period of 2002 primarily due to a 70% increase in the cost per MWh purchased driven by an approximate doubling of natural gas prices.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses decreased $7.7 million for the three months ended March 31, 2003, compared to the same period of 2002 primarily due to the following:

o	expensing in 2002 $14.8 million of the Kansas jurisdictional portion of the January 2002 ice storm and amortizing in
2003 $1.1 million of the Missouri jurisdictional portion of the ice storm
o	increased pension expense of $3.0 million due to a significant decline in the market value of plan assets
o	increased plant maintenance expense of $2.1 million for spring outages

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense decreased $1.5 million for the three months ended March 31, 2003, compared to the same period of 2002 primarily due to the change to a 60 year life for Wolf Creek pursuant to 2002 KCC approved stipulation and agreement. The change decreased depreciation expense approximately $1.9 million.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges decreased $1.2 million for the three months ended March 31, 2003, compared to the same period of 2002 primarily due to decreased interest rates on long-term debt and decreased short-term borrowings. Additionally, KCP&L repaid $104.0 million of medium-term notes during the first quarter of 2003.

Wolf Creek
Wolf Creek, a nuclear unit, is 20% of KCP&L’s base load generating capacity and 14% of KCP&L’s total generating capacity, including the addition of five leased combustion turbines scheduled to go online this summer. Wolf Creek’s operating performance has remained strong over the last three years, contributing an average of 26% of KCP&L’s annual MWh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L’s generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit’s operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek returned to service on April 27, 2002, following a 35-day refueling and maintenance outage that began on March 23, 2002. The next outage is scheduled for the fall of 2003 and is estimated to be approximately 35 days.

There has been significant opposition and delays to, development of a low-level radioactive waste disposal facility. See Note 6 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at March 31, 2003. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 6 to the consolidated financial statements.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity that Strategic Energy purchases under long-term contracts to manage its customers’ electricity needs. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Strategic Energy operates in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts and Texas. Strategic Energy entered the Michigan market, signing its first customers during the first quarter of 2003, and is targeting expansion into New Jersey before the end of 2003. This would expand Strategic Energy’s operations into eight of the sixteen states that offer retail choice. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy’s indirect ownership in Strategic Energy totals 89%. In the normal course of business, Great Plains Energy and KLT Inc. enter into various agreements providing financial or performance assurance to third parties on behalf of Strategic Energy. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy’s intended business purposes.

At March 31, 2003, Strategic Energy provided power supply coordination services on behalf of approximately 33,800 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse. Strategic Energy served approximately 5,200 customers, including numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 10.3 million for the remainder of 2003 and 8.9 million, 5.6 million, and 1.3 million for the years 2004 through 2006, respectively. Strategic Energy expects to also supply additional MWh sales in these years through growth in existing markets by re-signing existing customers and signing new customers as well as through expansion into new markets.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. Under SFAS No. 133, all of the swap agreements are currently designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as other comprehensive income (loss). At March 31, 2003, the accumulated comprehensive gain, net of income taxes and minority interest, reflected in Great Plains Energy’s consolidated statements of capitalization included a $3.5 million gain related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate realizing the gain represented in comprehensive income.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid. Strategic Energy has evaluated the impact of the proposed rulemaking on its operations and provided comments to the FERC that are generally supportive of the provisions of the proposal, but suggested some changes to the proposed rule. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, in response to comments received on its proposed rulemaking. In the white paper, the FERC stated its intent to require all public utilities to join an RTO or Independent System Operator (ISO). The FERC also stressed that a significant role will be played by regional authorities and state committees in setting up regional power markets. The proposal allows for phase-in implementation and sequencing tailored to each region. The FERC also indicated that divestiture is not required to achieve independent operation of the transmission system. Companies may remain vertically integrated under an RTO or ISO. Additionally, as proposed, each RTO or ISO would be required to have a clear transmission cost recovery policy outlined in its tariff. The FERC will accept comments on the white paper before issuing a final rule.

Strategic Energy Supplier Concentration and Credit Risk
Credit risk represents the loss that Strategic Energy could incur if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further reduces credit risk with certain counterparties by entering into agreements that enable Strategic Energy to obtain, to terminate or to reset the terms of transactions after specified time periods or upon the occurrence of credit-related events.

Based on guidelines set by its Exposure Management Committee, Strategic Energy monitors its counterparty credit risk by evaluating the credit quality and performance of its suppliers on a routine basis. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy may, among other things, establish counterparty credit limits and adjust the amount of collateral required from its suppliers.

Strategic Energy enters into forward contracts with multiple suppliers. At March 31, 2003, Strategic Energy’s five largest suppliers under forward supply contracts represented 68% of the total future committed purchases. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of March 31, 2003. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
	(millions)				(millions)

External rating
Investment Grade	$27.3	$-	$27.3	2	$25.9
Non-Investment Grade	32.7	21.8	10.9	1	8.1
Internal rating
Investment Grade	1.2	-	1.2	-	-
Non-Investment Grade	43.8	43.8	-	-	-
Total	$105.0	$65.6	$39.4	3	$34.0

	Maturity Of Credit Risk Exposure Before Credit Collateral
			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure
	(millions)
External rating
Investment Grade	$27.0	$0.3	$-	$27.3
Non-Investment Grade	26.0	5.6	1.1	32.7
Internal rating
Investment Grade	1.2	-	-	1.2
Non-Investment Grade	39.6	3.7	0.5	43.8
Total	$93.8	$9.6	$1.6	$105.0

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt Standard & Poor’s rating of BBB- or a Moody’s rating of Baa3. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties Strategic Energy is exposed to and excludes counterparties exposed to Strategic Energy.

At March 31, 2003, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $76.5 million of which 86% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $65.6 million limiting its exposure to these non-investment grade counterparties to $10.9 million.

Strategic Energy is continuing to pursue a strategy to shift away from national to regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to address counterparty issues with strict margining and collateral requirements, netting of credit exposures against payable balances, preferences for higher credit quality counterparties, and in some cases, replacement of lower quality counterparty contracts.

During the first quarter of 2003, Strategic Energy terminated all purchase power supply contracts with a single, non-investment grade counterparty. The effect of the termination resulted in a $6.0 million termination payment from Strategic Energy to the terminated counterparty, representing the present value adjusted difference between the prevailing market rates at the time of termination and the original purchase power contract rates.

Simultaneous with the contract termination, Strategic Energy entered into new purchase power supply contracts with investment grade counterparties on substantially the same terms and conditions as the terminated contracts at then current market rates.

The $6.0 million termination payment was recorded as a $10.8 million cost of purchased power partially offset by a $4.8 million gain on a terminated swap transaction with the counterparty that remains in other comprehensive income. The effect of the termination payment on purchased power was more than offset in the three months ended March 31, 2003, by reductions in purchased power from the sale of Strategic Energy’s excess supply of electricity in the wholesale market. See Strategic Energy Purchased Power section for more information regarding the cost of purchased power. See Note 15 to the consolidated financial statements for more information concerning the termination of the swap transaction.

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended
	March 31
	2003	2002
	(millions)
Operating revenues	$229.2	$146.4
Purchased power	(199.9)	(125.0)
Revenues, net of
purchased power	29.3	21.4
Other operating expenses	(9.4)	(7.0)
Depreciation	(0.3)	(0.2)
Operating income	19.6	14.2
Non-operating income (expenses)	(2.1)	(2.4)
Interest charges	(0.1)	(0.1)
Income taxes	(7.6)	(4.8)
Net income	$9.8	$6.9

Strategic Energy’s earnings increased $2.9 million for the three months ended March 31, 2003, compared to the same period of 2002, primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets. In addition to continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002. These increases were partially offset by increased labor and benefits as well as other general and administrative expenses and income taxes due to increased sales in states with higher income tax rates. Also, total gross margin per MWh decreased to $7.70 for the three months ended March 31, 2003, compared to $9.50 for the same period of 2002, primarily due to the roll-off of higher margin contracts that were obtained during periods of high volatility in late 2000 and early 2001 and increased competition.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $82.8 million for the three months ended March 31, 2003, compared to the same period in 2002. The following table reflects Strategic Energy’s operating revenues.

	Three Month Ended
	March 31		%
	2003	2002	Change
	(millions)
Electric - Retail	$221.5	$138.8	60
Electric - Wholesale	7.4	7.2	3
Other	0.3	0.4	(25)
Total Operating Revenues	$229.2	$146.4	57

At March 31, 2003, Strategic Energy served approximately 5,200 customers, compared to approximately 4,000 customers at March 31, 2002. These customers represented approximately 33,800 accounts and 21,500 accounts at March 31, 2003 and 2002, respectively. Strategic Energy may provide periodic billing credits to its customers resulting from its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $82.7 million for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to increased retail MWh sales, partially offset by a 6% decrease in average retail revenues per MWh. Retail MWh’s sold increased approximately 70% to 3.8 million for the three months ended March 31, 2003, from 2.2 million for the same period in 2002, primarily from strong sales efforts in re-signing customers as well as signing new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. Several factors contribute to changes in the average retail revenues per MWh, including the underlying price of the commodity, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity is recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power for the three months ended March 31, 2003 was $54.0 million, compared to $21.3 million for the same period in 2002.

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

Purchased power increased $74.9 million for the three months ended March 31, 2003, compared to the same period in 2002, primarily due to the 70% increase in MWh purchases to supply the increase in retail MWh sales discussed above. This increase was partially offset by a 4% decrease in the cost per MWh of purchased power.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses as a percentage of operating revenues decreased to 4.1% for the three months ended March 31, 2003 from 4.8% for the same period in 2002, due to Strategic Energy’s efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy continued to experience increased labor and benefits as well as other general and administrative expenses for the three months ended March 31, 2003, compared to the same period in 2002. The increase is primarily due to higher labor and benefit costs from the addition of employees and increasing health care related costs, higher profit sharing and deferred compensation expense which are tied to earnings and financial performance, and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

KLT Gas

KLT Gas Business Overview
KLT Gas is focused on exploring for, developing and producing unconventional natural gas resources, including coalbed methane properties. KLT Gas believes that unconventional natural gas resources provide an economically attractive alternative source of supply to meet the growing demand for natural gas in North America. Additionally, KLT Gas’ management team has experience and expertise in identifying, testing and producing unconventional natural gas properties and, as a result, it believes its expertise provides a competitive advantage in this niche of the exploration and production sector.

Although gas prices have been volatile historically, KLT Gas continues to believe that the long-term future price scenarios for natural gas appear strong. Environmental concerns, especially air quality, and the increased demand for natural gas for new electric generating capacity are contributing to this projected growth in demand.

KLT Gas’ leased properties are primarily located in Colorado, Kansas and Wyoming with some leases in Nebraska and Texas. These leased properties cover approximately 237,000 undeveloped acres. The testing of this acreage is in accordance with KLT Gas’ exploration plan and capital budget. The timing of the testing may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions.

In March 2003, KLT Gas completed the sale of approximately 30,000 undeveloped acres in Kansas. KLT Gas follows the full cost accounting method for its natural gas properties, under which the acreage sale is accounted for as an adjustment to capitalized costs with the gain not recognized in earnings.

During the first quarter of 2003, KLT Gas leased additional acreage in the Rocky Mountain region. Exploration of the newly acquired acreage is anticipated to begin during the second half of 2003. In addition, KLT Gas continued to test a new prospect in Colorado as well as the development of a pilot project in the Powder River Basin and two additional projects in the Rocky Mountain region.

KLT Gas Results of Operations
The following table summarizes KLT Gas’ comparative results of operations.

	Three Months Ended
	March 31
	2003	2002
	(millions)
Operating revenues	$0.4	$0.2
Other operating expenses	(1.5)	(2.5)
Depreciation and depletion	(0.3)	(0.3)
Loss on property	(9.0)	(0.1)
Operating income (loss)	(10.4)	(2.7)
Non-operating income (expenses)	-	0.3
Interest charges	(0.2)	-
Income taxes	4.1	2.3
Net loss	$(6.5)	$(0.1)

KLT Gas’ loss for the three months ended March 31, 2003, increased $6.4 million compared to the same period of 2002. Throughout 2002 and the first quarter of 2003, KLT Gas has been developing and testing gas properties, as well as continuing production at its South Texas properties. KLT Gas’ net loss for the three months ended March 31, 2003, includes an impairment of $9.0 million on a Rocky Mountain project, which reduced earnings by $5.5 million. The impairment was in response to lower revised estimates of future gas production from that property.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $1.4 million for the three months ended March 31, 2002. The law that allowed substantially all of these credits expired at the end of 2002.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.‘s (KLT Investments) earnings for the three months ended March 31, 2003, totaled $2.4 million (including an after tax reduction of $1.5 million in its affordable housing investment) compared to earnings of $0.5 million for the three months ended March 31, 2002 (including an after tax reduction of $3.4 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $4.8 million in both the three months ended March 31, 2003 and 2002.

At March 31, 2003, KLT Investments had $65.5 million in affordable housing limited partnerships. Approximately 66% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $42.1 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, pretax reductions in affordable housing investments were $2.3 million and $5.3 million for the three months ended March 31, 2003 and 2002, respectively. Pretax reductions in affordable housing investments are estimated to be $10 million for the remainder of 2003 and $7 million, $10 million, and $3 million for the years 2003 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2003 through 2006.

Subsidiary of KLT Telecom Files for Bankruptcy — DTI
The accounting treatment related to DTI and its 2001 bankruptcy is complex and is addressed in greater detail in Note 19 to the consolidated financial statements of the Companies’ 2002 annual report on From 10-K. Additionally, Note 7 of the consolidated financial statements in this quarterly report on Form 10-Q is incorporated by reference in this portion of Management’s Discussion and Analysis. Both notes should be read as a component of this discussion.

On December 31, 2001, a subsidiary of KLT Telecom, Holdings and its subsidiaries, Digital Teleport and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called “DTI”.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, but the Asset Purchase Agreement contains conditions to closing which include among other items the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003.

In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement provides that unsecured creditors will receive up to 90 cents on each dollar of approved claims after the consummation of the Asset Sale, and that the remaining estate balance after the payment of administrative expenses and all other claims will be distributed to KLT Telecom. The Teleport Settlement Agreement, if approved by the Bankruptcy Court, resolves all material issues and disputes among the parties to that agreement.

In addition, in the Holdings bankruptcy case, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the senior discount notes issued by Holdings) (Trustee) and three principal noteholders of Holdings (the Noteholders) entered into a Settlement Agreement and Plan Term Sheet as of March 14, 2003 (Holdings Settlement Agreement). The Holdings Settlement Agreement provides, among other things, for the payment by KLT Telecom to the Holdings bankruptcy estate of approximately $13.8 million from the distribution that KLT Telecom will receive under the Teleport Settlement Agreement. The Holdings Settlement Agreement, if approved by the Bankruptcy Court, resolves all material issues and disputes that may exist among the parties to that agreement.

The Teleport Settlement Agreement and the Holdings Settlement Agreement are incorporated into a joint Chapter 11 plan filed by the three DTI entities. It is anticipated that the plan will be voted upon, and ultimately subject to confirmation by the Bankruptcy Court at a hearing on June 9, 2003.

Because of DTI’s bankruptcy filings, KLT Telecom no longer has control over nor can it exert significant influence over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and is presented on the cost basis. Consequently, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI since December 31, 2001, and will not do so during the remaining period of the DTI bankruptcy proceedings.

Significant Balance Sheet Changes
(March 31, 2003 compared to December 31, 2002)
o	Great Plains Energy’s restricted cash and supplier collateral increased $59.9 million due to cash collateral provided to Strategic Energy from suppliers to cover portions of credit exposure.
o	Great Plains Energy’s receivables decreased $26.5 million primarily due to a $6.1 million decrease in Strategic
Energy’s receivables as a result of enhanced collection initiatives implemented during the first quarter of
2003. Additionally, consolidated KCP&L’s receivables decreased $12.6 million primarily due to the seasonal nature of the utility business.
o	Great Plains Energy and consolidated KCP&L’s regulatory assets increased $18.2 million primarily due to an $82.7 million increase in KCP&L’s regulatory assets due to the cumulative effect of adopting SFAS No. 143 on January 1,
2003, and KCP&L’s ability to defer items on the balance sheet resulting from the effects of the ratemaking process. This increase was partially off set by a $64.6 million decrease due to KCP&L’s reclassification of accrued nuclear decommissioning costs to a contra regulatory asset as these amounts have already been considered in the ratemaking process.
o	Great Plains Energy’s notes payable increased $104.9 million primarily due to Great Plains Energy’s additional borrowings of $112.0 million on its short-term credit facility that were primarily used to make a $100.0 million capital contribution to KCP&L.
o	Great Plains Energy and consolidated KCP&L’s current maturities of long-term debt decreased $104.0 million primarily due to KCP&L redeeming medium-term notes with proceeds from the capital contribution from Great Plains Energy.
o	Great Plains Energy and consolidated KCP&L’s asset retirement obligation increased due to the adoption of SFAS No.
143 on January 1, 2003.
o	Great Plains Energy and consolidated KCP&L’s accrued nuclear decommissioning costs decreased $64.6 million due to
KCP&L reclassifying accrued nuclear decommissioning cost to a contra regulatory asset due to the adoption of SFAS
No. 143 on January 1, 2003, and the effects of the ratemaking process.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries and proceeds from the sale of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility capital expenditures, KLT Gas’ capital expenditures, and KCP&L’s pension benefit plan funding requirements discussed below. Additional cash and capital requirements for the companies, including long-term debt requirements, are discussed below.

Great Plains Energy’s liquid resources at March 31, 2003, included cash flows from operations of subsidiaries, $105.8 million cash and cash equivalents on hand and $255.0 million of unused bank lines of credit. The unused lines consisted of $126.0 million from KCP&L’s short-term bank lines of credit,

$30.0 million from Strategic Energy’s bank line of credit, and $99.0 million from Great Plains Energy’s revolving credit facilities. See the debt agreements section below for more information on these agreements.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy and consolidated KCP&L for the three months ended March 31, 2003, compared to the same period of 2002 is due to increased net income before non-cash expenses and the changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Utility capital expenditures and the allowance for borrowed funds used during construction decreased $7.3 million for the three months ended March 31, 2003, compared to 2002 primarily due to $12.5 million of capital expenditures as a result of the January 2002 ice storm.

The change in Great Plains Energy and consolidated KCP&L’s cash flows from financing activities reflects the equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in the first quarter of 2003 to make the equity infusion into KCP&L at the time of redemption. The increase in dividends paid by Great Plains Energy is primarily attributable to the public offering of 6.9 million of common shares in late 2002.

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

As a registered public utility holding company, Great Plains Energy must receive authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act) to issue equity or debt. Great Plains Energy is currently authorized to issue up to $450.0 million of debt and equity. Great Plains Energy has utilized $423.8 million of this amount as follows: (i) $39.0 million in preferred stock issued in connection with the October 1, 2001, reorganization; (ii) $225.0 million in revolving credit facilities and (iii) $159.8 million in common equity issued in a public offering and in connection with IEC’s acquisition of an indirect ownership interest in Strategic Energy. Great

Plains Energy has filed an application with the SEC seeking an additional $750 million in authorization and anticipates the SEC will act on the application in 2003.

KCP&L is planning to file a registration statement for up to $255 million in debt securities in the current year. This will preserve KCP&L’s flexibility to access the capital markets for long-term debt if required.

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 4 to the consolidated financial statements.

Debt Agreements
Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a MAC clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to redeem maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0. At March 31, 2003, the Company was in compliance with these covenants.

Strategic Energy has a $30 million bank line of credit which matures in May 2003. The line of credit contains a MAC clause that requires Strategic Energy to represent, prior to receiving any funding, that no MAC has occurred. Strategic Energy is currently negotiating a $95 million, 364-day senior secured revolving credit facility. The new facility will replace the $30 million bank line of credit and a $25 million letter of credit facility. The increase will enhance Strategic Energy’s liquidity including its ability to provide credit support for purchased power and regulatory requirements.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $126.0 million with six banks (as of March 31, 2003). KCP&L uses these lines to provide support for its issuance of commercial paper, none of which was outstanding at March 31, 2003. These bank facilities are each for a 364-day term and mature at various times throughout the year. Five of the facilities totaling $111.0 million can be extended for one year under their term out provisions. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under one of these agreements totaling $35 million, KCP&L is able to access the facility even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. At March 31, 2003, the Company was in compliance with the covenant.

RSAE has a $25 million line of credit with a bank. The facility was renewed in March 2003 for another 364-day term. Great Plains Energy ensures adequate capital to operate RSAE through an agreement supporting this facility. At March 31, 2003, the facility was fully drawn. In early May 2003, the facility was increased to $27 million.

Under the indenture relating to KCP&L’s 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCP&L Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCP&L Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments to not be in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At March 31, 2003, KLT Investments had $19.7 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L maintains its common equity at not less than 35% of total capitalization. Additionally, Great Plains Energy maintains its consolidated common equity at not less than 30% of total consolidated capitalization.

Pensions
KCP&L maintains defined benefit plans for substantially all of its employees. KCP&L’s policy is to fund the plan on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions of $1.6 million and $1.0 million were made in 2002 and 2001, respectively.

Due to sharp declines in the debt and equity markets since the third quarter of 2000, the value of assets held in the trusts to satisfy pension plan obligations has decreased significantly. As a result, under the minimum funding requirements of ERISA, KCP&L will be required to fund approximately $9.8 million ($7.3 million was funded in April 2003) and $21.3 million during 2003 and 2004, respectively. Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support this funding.

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

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s other long-term obligations, net increased approximately 5% at March 31, 2003, over the $1,466.3 million level at December 31, 2002, reflecting increases in 2004 and 2005 for new Strategic Energy purchased power contracts. All other contractual cash obligations for Great Plains Energy and consolidated KCP&L were relatively unchanged at March 31, 2003, compared to December 31, 2002.

Guarantees
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

As prescribed in FASB Interpretation No. 45, the Company began recording a liability for the fair value of obligations it undertakes for guarantees issued after December 31, 2002. The interpretation does not encompass guarantees of the Company’s own future performance, such as Great Plains Energy’s guarantees to support Strategic Energy power purchases and regulatory requirements. KCP&L began recording an immaterial amount for the fair value of guarantees issued in 2003 for the residual value of vehicles and heavy equipment under an operating lease.

Great Plains Energy’s total guarantees at March 31, 2003, decreased $14.7 million from the December 31, 2002, total of $241.0 million reflecting a decrease in the credit support guarantees Great Plains Energy provides on behalf of Strategic Energy for its power purchases and regulatory requirements.

Environmental Matters
KCP&L’s operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters. The generation and transmission of electricity produces and requires disposal of certain hazardous products which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 6 to the consolidated financial statements.

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, interim period disclosures should be read in connection with the quantitative and qualitative disclosures about market risk included in our 2002 combined annual report on Form 10-K. There have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days in advance of the filing of this report, Great Plains Energy and KCP&L carried out evaluations, under the supervision and with the participation of each company’s management, including the chief executive officer and chief financial officer of those companies and the disclosure committee, of the effectiveness of the companies’ disclosure controls and procedures. Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L have concluded that the disclosure controls and procedures of those companies are functioning effectively to provide reasonable assurance that the information required to be disclosed by those companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes to Great Plains Energy’s or KCP&L’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport, Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc. filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399. These cases have been consolidated for joint procedural administration. Holdings and its two subsidiaries are collectively called “DTI”. KLT Telecom is a creditor in the proceedings, and KCP&L has an immaterial trade claim in the Digital Teleport bankruptcy proceedings. KLT Telecom agreed to provide up to $5 million in debtor-in-possession financing (DIP Loan) to Digital Teleport for a term of 18 months during the bankruptcy process if it achieves certain financial goals. The Bankruptcy Court approved the DIP Loan on February 18, 2002, but no advances have been made under the DIP Loan to date.

On January 14, 2003, Digital Teleport announced it had filed with the Bankruptcy Court a settlement agreement among KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport (Creditors Committee) that will provide unsecured creditors up to 90 cents on each dollar of approved claims after the consummation of the asset sale described in the next paragraph (Teleport Settlement Agreement). Under the Teleport Settlement Agreement, Digital Teleport will distribute to KLT Telecom the remaining estate balance after the payment of administrative expenses and all other claims. The Teleport Settlement Agreement also provides that Digital Teleport, the Creditors Committee and certain Creditors Committee members will release claims and possible causes of action against KLT Telecom, KLT Inc., Great Plains Energy, KCP&L and all other entities currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments will be deemed to receive such payments in full satisfaction of their claims against Digital Teleport. In addition, KLT Telecom will receive an assignment of claims of Digital Teleport, the Creditors Committee and the bankruptcy estate of Digital Teleport against any officer or director of Digital Teleport, or any other person or entity.

On February 13, 2003, the Bankruptcy Court approved Digital Teleport’s sale of substantially of all of its assets to CenturyTel Fiber Company II, LLC (Asset Sale) for $38 million, subject to certain closing adjustments, $3.8 million of which will be escrowed (Escrow Funds). The Asset Sale is subject to conditions to closing which include, among other items, the receipt of all necessary regulatory approvals, which must either be satisfied or waived by July 15, 2003.

On March 14, 2003, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the senior discount notes issued by Holdings) (the Trustee) and three principal noteholders of Holdings (the Noteholders) entered into a Settlement Agreement and Plan Term Sheet (Holdings Settlement Agreement) resolving all material issues and disputes that may exist among the parties to the Holdings Settlement Agreement. Under the Holdings Settlement Agreement, KLT Telecom agreed to pay to the Holdings bankruptcy estate the sum of approximately $13.8 million from the distribution that KLT Telecom will receive under the Teleport Settlement Agreement for distribution to unsecured creditors of Holdings. In addition, Holdings, the Trustee and the Noteholders will release claims and possible causes of action against KLT Telecom, KLT Inc., Great Plains Energy, KCP&L and all other entities currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments will be deemed to receive such payments in full satisfaction of their claims against Holdings. Further, KLT Telecom will receive an assignment of claims of Holdings, the Trustee and the Noteholders against any officer or director of Holdings, or any other person or entity.

The Teleport Settlement Agreement and the Holdings Settlement Agreement are incorporated into a joint bankruptcy plan filed by DTI on April 1, 2003. It is anticipated that the plan will be voted upon, and ultimately subject to confirmation by the Bankruptcy Court at a hearing on June 9, 2003. The plan contemplates that DTI will be liquidated after distribution of those companies’ assets to their creditors pursuant to the plan. For further information regarding the DTI bankruptcy proceedings, see Note 7 to the consolidated financial statements, which is incorporated by reference.

ITEM 5. OTHER INFORMATION

On April 1, 2003, Great Plains Energy formed Great Plains Energy Services Incorporated (Services), which will provide services at cost to Great Plains Energy and certain of its subsidiaries, including KCP&L, as a service company under the 35 Act. Approximately 400 KCP&L employees were transferred to Services. Great Plains Energy does not anticipate any material financial or operational effects on the Company or KCP&L resulting from the creation of Services and the transfer of KCP&L employees.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Great Plains Energy Documents

Exhibit
Number		Description of Document

10.1.a	+	Conforming Amendment to Indemnification Agreement with each officer and director.

10.1.b	+	Conforming Amendment to Severance Agreements with certain executive officers.

10.1.c		Credit Agreement dated as of March 7, 2003, by and among Great Plains Energy Incorporated, Bank
One, NA, BNP Paribas, The Bank of New York, LaSalle Bank National Association, The Bank of Nova
Scotia, Bank of America, N.A., PNC Bank, National Association, Cobank, ACB, U.S. Bank, National
Association and Merrill Lynch Bank USA.

10.1.d		Settlement Agreement and Plan Term Sheet dated as of March 14, 2003, by and between DTI Holdings,
Inc., KLT Telecom Inc., KLT Inc., Great Plains Energy Incorporated, Kansas City Power & Light
Company, Oaktree Capital Management, LLC, The Bank of New York, First Plaza Contrarian Capital
Advisors and Pacholder Associates Inc.

10.1.e		First Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code, dated
March 31, 2003, of Digital Teleport, Inc., DTI Holdings, Inc. and Digital Teleport of Virginia, Inc.

10.1.f		Guaranty issued by Great Plains Energy Incorporated in favor of Coral Power, L.L.C., dated as of
September 12, 2002, and First Amendment to Guaranty by and between Great Plains Energy
Incorporated and Coral Power, L.L.C. dated as of March 7, 2003.

10.1.g	Guaranty issued by Great Plains Energy Incorporated in favor of The Cincinnati Gas & Electric
Company, dated as of January 1, 2003, and First Amendment to Guaranty by and between Great
Plains Energy Incorporated and The Cincinnati Gas & electric Company, dated as of March 7, 2003.

99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Great Plains Energy agrees to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

Kansas City Power & Light Company Documents

Exhibit
Number	Description of Document

99.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002.

Kansas City Power & Light Company agrees to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Kansas City Power & Light Company and its subsidiaries on a consolidated basis.

REPORTS ON FORM 8-K

      Great Plains Energy Incorporated

        Great Plains Energy Incorporated filed on March 14, 2003, a report on Form 8-K dated March 13, 2003, including a press release regarding the retirement of Bernard J. Beaudoin, Chairman of the Board, President and Chief Executive Officer of Great Plains Energy Incorporated and Chairman of the Board and Chief Executive Officer of Kansas City Power & Light Company effective by year-end.

        Great Plains Energy Incorporated filed on April 16, 2003, a report on Form 8-K dated April 15, 2003, furnishing a press release regarding pre-earnings release information.

        Great Plains Energy Incorporated filed on April 24, 2003, a report on Form 8-K dated April 23, 2003, furnishing a press release regarding 2003 first quarter earnings information and accompanying financials.

      Kansas City Power & Light Company

        Kansas City Power & Light Company filed on March 14, 2003, a report on Form 8-K dated March 13, 2003, including a press release regarding the retirement of Bernard J. Beaudoin, Chairman of the Board, President and Chief Executive Officer of Great Plains Energy Incorporated and Chairman of the Board and Chief Executive Officer of Kansas City Power & Light Company effective by year-end.

        Kansas City Power & Light Company filed on April 16, 2003, a report on Form 8-K dated April 15, 2003, furnishing a press release regarding pre-earnings release information.

        Kansas City Power & Light Company filed on April 24, 2003, a report on Form 8-K dated April 23, 2003, furnishing a press release regarding 2003 first quarter earnings information and accompanying financials.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: May 9, 2003	By: /s/Bernard J. Beaudoin
(Bernard J. Beaudoin)
(Chief Executive Officer)

Dated: May 9, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 9, 2003	By: /s/Bernard J. Beaudoin
(Bernard J. Beaudoin)
(Chief Executive Officer)

Dated: May 9, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

CERTIFICATIONS

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/Bernard J. Beaudoin
Bernard J. Beaudoin
Chairman of the Board, President and
Chief Executive Officer

CERTIFICATIONS

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/Andrea F. Bielsker
Andrea F. Bielsker
Senior Vice President - Finance, Chief
Financial Officer and Treasurer

CERTIFICATIONS

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/Bernard J. Beaudoin
Bernard J. Beaudoin
Chairman of the Board and
Chief Executive Officer

CERTIFICATIONS

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/Andrea F. Bielsker
Andrea F. Bielsker
Senior Vice President - Finance, Chief
Financial Officer and Treasurer