Form 10-Q
period 2003-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2003-08-13
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

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
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Great Plains Energy Incorporated Yes X No _ Kansas City Power & Light Company Yes _ No X

As of August 12, 2003, the number of shares outstanding of (i) Great Plains Energy’s common stock was 69,193,057 and (ii) Kansas City Power and Light Company’s common stock was one, which was held by Great Plains Energy.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	state and federal legislative and regulatory actions or developments, including deregulation, re-
regulation and restructuring of the electric utility industry and constraints placed on the Company´s actions by the Public Utility Holding Company Act of 1935
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to , air quality
o	financial market conditions including, but not limited to, changes in interest rates and in availability and cost of capital
o	ability to maintain current credit ratings
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost and availability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935
ARB	Accounting Research Bulletin
CO2	Carbon Dioxide
COLI	Corporate Owned Life Insurance
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary HSS
DTI	DTI Holdings, Inc. and its subsidiaries Digital Teleport, Inc.
and Digital Teleport of Virginia, Inc.
Digital Teleport	Digital Teleport, Inc.
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
Holdings	DTI Holdings, Inc.
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
ISO	Independent Service Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc.
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MISO	Midwest Independent System Operator
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization

Abbreviation or Acronym	Definition

Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
SEC	Securities and Exchange Commission
SPP	Southwest Power Pool, Inc.
SFAS	Statement of Financial Accounting Standards
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Nuclear Operating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$78,005	$65,294
Restricted cash	88,491	-
Receivables	208,217	197,845
Fuel inventories, at average cost	25,352	21,311
Materials and supplies, at average cost	55,630	50,800
Deferred income taxes	5,303	3,233
Assets of discontinued operations	-	38,298
Other	28,536	16,619

Total	489,534	393,400

Nonutility Property and Investments
Affordable housing limited partnerships	64,429	68,644
Gas property and investments	43,552	45,419
Nuclear decommissioning trust fund	69,124	63,283
Other	42,767	55,520

Total	219,872	232,866

Utility Plant, at Original Cost
Electric	4,503,008	4,428,433
Less-accumulated depreciation	1,963,014	1,885,389

Net utility plant in service	2,539,994	2,543,044
Construction work in progress	47,800	39,519
Nuclear fuel, net of amortization of $128,977 and $121,951	31,904	21,506

Total	2,619,698	2,604,069

Deferred Charges
Regulatory assets	143,286	128,901
Prepaid pension costs	84,332	85,945
Goodwill	26,105	26,106
Other deferred charges	39,358	35,452

Total	293,081	276,404

Total	$3,622,185	$3,506,739

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$136,200	$21,079
Commercial paper	16,700	-
Current maturities of long-term debt	4,754	133,181
EIRR bonds classified as current	81,000	81,000
Accounts payable	204,504	172,319
Accrued taxes	13,463	29,238
Accrued interest	12,006	16,121
Accrued payroll and vacations	23,030	27,053
Accrued refueling outage costs	13,598	8,292
Supplier collateral	88,491	-
Liabilities of discontinued operations	-	34,232
Other	29,844	29,071

Total	623,590	551,586

Deferred Credits and Other Liabilities
Deferred income taxes	600,682	602,907
Deferred investment tax credits	39,568	41,565
Asset retirement obligation	103,690	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	75,038	73,251
Other	76,653	76,169

Total	895,631	858,476

Capitalization (see statements)	2,102,964	2,096,677

Commitments and Contingencies (Note 6)

Total	$3,622,185	$3,506,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Capitalization
(Unaudited)

	June 30	December 31
	2003	2002

	(thousands)
Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2004-07,
7.55%*** weighted-average rate	$55,000	$55,000
2.23%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(802)	(915)
EIRR bonds
2.26%* and 2.41%** Series A & B due 2015	112,051	109,607
2.26%* and 2.41%** Series D due 2017	42,102	41,183
4.50%*** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)
Affordable Housing Notes
7.63%* and 7.84%** weighted-average rate due 2004-08	6,443	10,564

Total	967,562	968,207

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	150,000

Cumulative Preferred Stock
$100 Par Value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000

Common Stock Equity
Common stock-150,000,000 shares authorized without par value
69,196,322 shares issued, stated value	609,497	609,497
Capital stock premium and expense	(7,508)	(7,744)
Retained earnings (see statements)	370,773	363,579
Treasury stock	(551)	(4)
Accumulated other comprehensive income (loss)
Gain on derivative hedging instruments	1,016	927
Minimum pension obligation	(26,825)	(26,785)

Total	946,402	939,470

Total	$2,102,964	$2,096,677

*	Weighted-average rate as of June 30, 2003
**	Weighted-average rate as of December 31, 2002
***	Weighted-average rate as of June 30, 2003 and December 31, 2002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Operating Revenues
Electric revenues - KCP&L	$247,315	$247,229	$481,707	$446,138
Electric revenues - Strategic Energy	254,824	200,973	483,776	346,987
Other revenues	1,104	888	2,375	2,301

Total	503,243	449,090	967,858	795,426

Operating Expenses
Fuel	37,110	35,350	74,504	69,357
Purchased power - KCP&L	15,868	12,301	31,941	23,232
Purchased power - Strategic Energy	226,003	175,881	425,946	300,873
Other	71,942	67,085	142,899	133,565
Maintenance	23,798	20,834	46,750	55,445
Depreciation and depletion	35,568	36,751	71,090	73,450
General taxes	23,708	22,701	48,145	45,343
(Gain) Loss on property	(20,523)	(126)	(11,550)	15

Total	413,474	370,777	829,725	701,280

Operating income	89,769	78,313	138,133	94,146
Loss from equity investments	(293)	(316)	(586)	(632)
Minority interest in subsidiaries	(2,221)	(2,918)	(4,475)	(5,355)
Non-operating income	2,315	2,301	3,581	3,492
Non-operating expenses	(2,218)	(4,239)	(6,940)	(12,400)
Interest charges	19,417	23,144	38,891	43,527

Income from continuing operations before
income taxes and cumulative effect of a
change in accounting principle	67,935	49,997	90,822	35,724
Income taxes	9,595	13,801	16,691	1,227
Income from continuing operations
before cumulative effect of a change
in accounting principle	58,340	36,196	74,131	34,497
Loss from discontinued operations, net
of income taxes (Note 8)	(7,454)	(229)	(8,690)	(1,427)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	-	-	(3,000)

Net income	50,886	35,967	65,441	30,070
Preferred stock dividend requirements	412	411	823	823

Earnings available for common stock	$50,474	$35,556	$64,618	$29,247

Average number of common shares outstanding	69,186	61,909	69,188	61,897

Basic and diluted earnings per common share
Continuing operations	$0.84	$0.57	$1.06	$0.54
Discontinued operations	(0.11)	-	(0.13)	(0.02)
Cumulative effect	-	-	-	(0.05)

Basic and diluted earnings per common share	$0.73	$0.57	$0.93	$0.47

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income	$65,441	$30,070
Less: Loss from discontinued operations, net of income taxes	(8,690)	(1,427)

Net income from continuing operations	74,131	31,497
Adjustments to reconcile income to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	71,090	73,450
Amortization of:
Nuclear fuel	7,026	5,894
Other	5,773	4,968
Deferred income taxes (net)	(4,237)	15,167
Investment tax credit amortization	(1,997)	(2,091)
Loss from equity investments	586	632
(Gain) Loss on property	(11,550)	15
Deferred storm costs	-	(19,518)
Minority interest	4,475	5,355
Other operating activities (Note 3)	13,550	(63,532)

Net cash from operating activities	158,847	54,837

Cash Flows from Investing Activities
Utility capital expenditures	(79,631)	(66,603)
Allowance for borrowed funds used during construction	(781)	(452)
Purchases of investments	(1,743)	(5,421)
Purchases of nonutility property	(8,291)	(5,662)
Proceeds from sale of assets	24,069	1,621
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	1,958	(8,166)

Net cash from investing activities	(60,479)	(84,683)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,539
Repayment of long-term debt	(132,548)	(237,797)
Net change in short-term borrowings	109,747	100,920
Dividends paid	(58,247)	(52,192)
Other financing activities	(4,609)	(3,683)

Net cash from financing activities	(85,657)	31,787

Net Change in Cash and Cash Equivalents	12,711	1,941
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	65,294	28,175

Cash and Cash Equivalents from Continuing
Operations at End of Period	$78,005	$30,116

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$(233)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Net income	$50,886	$35,967	$65,441	$30,070

Other comprehensive income:
Gain (loss) on derivative hedging instruments	(4,020)	(43)	7,778	5,800
Income tax expense	1,765	13	(3,360)	(2,378)

Net gain (loss) on derivative hedging instruments	(2,255)	(30)	4,418	3,422

Change in minimum pension obligation	-	-	66	-
Income tax expense	-	-	(26)	-

Net change in minimum pension obligation	-	-	40	-

Reclassification to revenues and expenses, net of tax	(1,226)	1,367	(4,329)	2,807

Comprehensive income	$47,405	$37,304	$65,570	$36,299

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Retained Earnings
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Beginning balance	$349,010	$312,829	$363,579	$344,815
Net income	50,886	35,967	65,441	30,070

	399,896	348,796	429,020	374,885
Dividends declared
Preferred stock - at required rates	412	411	823	823
Common stock	28,711	25,692	57,424	51,369

Ending balance	$370,773	$322,693	$370,773	$322,693

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$1,109	$171
Receivables	76,918	67,043
Fuel inventories, at average cost	25,352	21,311
Materials and supplies, at average cost	55,630	50,800
Deferred income taxes	5,303	3,233
Assets of discontinued operations	-	38,298
Other	16,525	7,720

Total	180,837	188,576

Nonutility Property and Investments
Nuclear decommissioning trust fund	69,124	63,283
Other	30,137	32,970

Total	99,261	96,253

Utility Plant, at Original Cost
Electric	4,503,008	4,428,433
Less-accumulated depreciation	1,963,014	1,885,389

Net utility plant in service	2,539,994	2,543,044
Construction work in progress	47,800	39,519
Nuclear fuel, net of amortization of $128,977 and $121,951	31,904	21,506

Total	2,619,698	2,604,069

Deferred Charges
Regulatory assets	143,286	128,901
Prepaid pension costs	84,332	85,945
Other deferred charges	39,091	35,413

Total	266,709	250,259

Total	$3,166,505	$3,139,157

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$28,274	$250
Commercial paper	16,700	-
Current maturities of long-term debt	-	124,000
EIRR bonds classified as current	81,000	81,000
Accounts payable	86,274	74,390
Accrued taxes	60,023	65,436
Accrued interest	11,622	15,176
Accrued payroll and vacations	17,590	23,591
Accrued refueling outage costs	13,598	8,292
Liabilities of discontinued operations	-	34,232
Other	8,834	8,885

Total	323,915	435,252

Deferred Credits and Other Liabilities
Deferred income taxes	626,494	625,705
Deferred investment tax credits	39,568	41,565
Asset retirement obligation	102,415	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	74,361	73,251
Other	49,512	46,124

Total	892,350	851,229

Capitalization (see statements)	1,950,240	1,852,676

Commitments and Contingencies (Note 6)

Total	$3,166,505	$3,139,157

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization
(Unaudited)

	June 30	December 31
	2003	2002

	(thousands)
Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2004-07,
7.55%*** weighted-average rate	$55,000	$55,000
2.23%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(802)	(915)
EIRR bonds
2.26%* and 2.41%** Series A & B due 2015	112,051	109,607
2.26%* and 2.41%** Series D due 2017	42,102	41,183
4.50%*** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)

Total	961,119	957,643

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	150,000

Common Stock Equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	662,041	562,041
Retained earnings (see statements)	202,974	209,606
Accumulated other comprehensive income (loss)
Gain on derivative hedging instruments	931	171
Minimum pension obligation	(26,825)	(26,785)

Total	839,121	745,033

Total	$1,950,240	$1,852,676

*	Weighted-average rate as of June 30, 2003
**	Weighted-average rate as of December 31, 2002
***	Weighted-average rate as of June 30, 2003 and December 31, 2002

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Operating Revenues
Electric revenues	$247,315	$247,229	$481,707	$446,138
Other revenues	519	744	1,090	1,550

Total	247,834	247,973	482,797	447,688

Operating Expenses
Fuel	37,110	35,350	74,504	69,357
Purchased power	15,868	12,301	31,941	23,232
Other	59,082	54,210	116,179	108,703
Maintenance	23,792	20,801	46,744	55,375
Depreciation and depletion	34,973	36,390	69,869	72,537
General taxes	22,977	22,388	46,721	44,692
(Gain) Loss on property	127	(201)	100	(223)

Total	193,929	181,239	386,058	373,673

Operating income	53,905	66,734	96,739	74,015
Non-operating income	1,028	1,827	1,947	2,662
Non-operating expenses	(1,923)	(2,292)	(4,144)	(4,728)
Interest charges	17,618	21,147	35,440	40,144

Income from continuing operations before
income taxes and cumulative effect
of a change in accounting principle	35,392	45,122	59,102	31,805
Income taxes	13,454	17,862	24,044	11,328

Income from continuing operations before cumulative
effect of a change in accounting principle	21,938	27,260	35,058	20,477
Loss from discontinued operations, net
of income taxes (Note 8)	(7,454)	(229)	(8,690)	(1,427)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	-	-	(3,000)

Net income	$14,484	$27,031	$26,368	$16,050

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income	$26,368	$16,050
Less: Loss from discontinued operations, net of income taxes	(8,690)	(1,427)

Net income from continuing operations	35,058	17,477
Adjustments to reconcile income to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	69,869	72,537
Amortization of:
Nuclear fuel	7,026	5,894
Other	4,635	3,511
Deferred income taxes (net)	(2,488)	16,836
Investment tax credit amortization	(1,997)	(2,091)
(Gain) Loss on property	100	(223)
Deferred storm costs	-	(19,518)
Other operating activities (Note 3)	77	(49,007)

Net cash from operating activities	112,280	48,416

Cash Flows from Investing Activities
Utility capital expenditures	(79,631)	(66,603)
Allowance for borrowed funds used during construction	(781)	(452)
Purchases of investments	(1,743)	(1,711)
Purchases of nonutility property	(2)	(90)
Proceeds from sale of assets	183	-
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	1,044	(8,197)

Net cash from investing activities	(76,990)	(77,053)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,539
Repayment of long-term debt	(124,000)	(227,000)
Net change in short-term borrowings	22,650	32,920
Dividends paid to Great Plains Energy	(33,000)	(35,677)
Equity contribution from Great Plains Energy	100,000	36,000
Other financing activities	(2)	(1,567)

Net cash from financing activities	(34,352)	29,215

Net Change in Cash and Cash Equivalents	938	578
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	171	103

Cash and Cash Equivalents from Continuing
Operations at End of Period	$1,109	$681

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$(233)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$626

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Net income	$14,484	$27,031	$26,368	$16,050

Other comprehensive income :
Gain (loss) on derivative hedging instruments	(81)	(186)	1,247	422
Income tax expense	31	72	(487)	(165)

Net gain (loss) on derivative hedging instruments	(50)	(114)	760	257

Change in minimum pension obligation	-	-	66	-
Income tax expense	-	-	(26)	-

Net change in minimum pension obligation	-	-	40	-

Reclassification to revenues and expenses, net of tax	-	(104)	-	(67)

Comprehensive income	$14,434	$26,813	$27,168	$16,240

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Retained Earnings
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(thousands)
Beginning balance	$208,490	$182,866	$209,606	$219,524
Net income	14,484	27,031	26,368	16,050

	222,974	209,897	235,974	235,574
Dividends declared
Common stock held by Great Plains Energy	20,000	10,000	33,000	35,677

Ending balance	$202,974	$199,897	$202,974	$199,897

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

Great Plains Energy currently has five direct subsidiaries:

o	KCP&L is an integrated, regulated electric utility company that serves retail customers in the states of Missouri and
Kansas. KCP&L is one of Great Plains Energy´s three reportable segments. KCP&L´s wholly-owned subsidiary, Home
Service Solutions Inc. (HSS) has invested in two companies, R.S. Andrews Enterprises, Inc. (RSAE) and Worry Free
Service, Inc. (Worry Free). RSAE and Worry Free provide energy-related residential and commercial services. See
Note 8 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an investment company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT
Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy and KLT Gas are the other two reportable segments of Great Plains Energy. Prior to the confirmation of DTI's restructuring plan, KLT Inc. held an investment in DTI. See Note 7 for additional information.

o	Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. During 2002, management decided to limit the operations of GPP until market conditions improve or the Company makes further changes in its business strategy. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

o	Great Plains Energy Services Incorporated (Services) is a service company created in April 2003 to provide support and administrative services to Great Plains Energy and certain of its subsidiaries. Services is subject to provisions of the Public Utility Holding Company Act of 1935 (35 Act). See Item 5 for additional information concerning Services.

The operations of Great Plains Energy and its subsidiaries are divided into three reportable segments: KCP&L, Strategic Energy and KLT Gas. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS and GPP, all KLT Inc. operations other than Strategic Energy and KLT Gas, and holding company operations.

2. CASH

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $9.1 million at June 30, 2003, and $11.4 million at December 31, 2002.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy. On a monthly basis, any remittances into the lockboxes after the disbursement to the supplier has been made are remitted back to Strategic Energy.

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its purchased power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement and would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at June 30, 2003, was $88.5 million. There were no such cash collateral deposits at December 31, 2002.

3. SUPPLEMENTAL CASH FLOW INFORMATION

	Year to Date
	June 30

	2003	2002

	(thousands)
Great Plains Energy Other Operating Activities
Cash flows affected by changes in:
Receivables	$(10,857)	$(65,531)
Fuel inventories	(4,041)	(3,102)
Materials and supplies	(4,830)	(119)
Accounts payable	31,957	3,638
Accrued taxes and current income taxes	5,755	185
Accrued interest	(4,115)	5,202
Wolf Creek refueling outage accrual	5,306	(11,073)
Pension and postretirement benefit obligations	5,485	(20)
Allowance for equity funds used during construction	(793)	16
Other	(10,317)	7,272

Total other operating activities	$13,550	$(63,532)

Cash paid during the period:
Interest	$41,831	$37,250
Income taxes	$28,390	$5,753

	Year to Date
	June 30

	2003	2002

	(thousands)
Consolidated KCP&L Other Operating Activities
Cash flows affected by changes in:
Receivables	$(13,641)	$(18,719)
Fuel inventories	(4,041)	(3,102)
Materials and supplies	(4,830)	(119)
Accounts payable	11,656	(35,118)
Accrued taxes and current income taxes	16,117	7,770
Accrued interest	(3,554)	6,686
Wolf Creek refueling outage accrual	5,306	(11,073)
Pension and postretirement benefit obligations	4,808	(20)
Allowance for equity funds used during construction	(793)	16
Other	(10,951)	4,672

Total other operating activities	$77	$(49,007)

Cash paid during the period:
Interest	$37,817	$32,383
Income taxes	$24,201	$1,800

KCP&L adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003, and recorded a liability for asset retirement obligations of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income. KLT Gas also adopted SFAS No. 143 and recorded a liability for asset retirement obligations of $1.2 million, increased gas property and investments by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s cash flows.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. See Note 8 for additional information concerning the disposition of RSAE. The table below summarizes the effects of this transaction.

Year to Date
June 30
RSAE disposition	2003

(thousands)
Cash repayment of supported bank line	$(22,074)
Write-off of intercompany note	(3,950)
Accrued transaction costs	(1,550)
Investment write-off	8,710
Income tax benefit	11,793

Loss on disposition	(7,071)
Pre-disposition operating losses	(1,619)

Discontinued operations	$(8,690)

On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries, Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003. Distributions from the bankruptcy estates were made to DTI creditors in June 2003. The table below summarizes the effects of these distributions. See Note 7 for additional information concerning the confirmation of the restructuring plan.

Year to Date
June 30
DTI	2003

(thousands)
Cash proceeds from bankruptcy estates	$14,903
Cash proceeds from sale of office building	1,186
Receivables	3,281

Total proceeds	19,370
Book basis of office building sold	(2,720)
DIP financing accrual reversal	5,000
Accounts payable	(1,000)
Income tax	(10,548)
Reversal of valuation allowance	15,779

Gain on sale of assets	$25,881

4. RECEIVABLES

The Company’s accounts receivables are comprised of the following:

	June 30	December 31
	2003	2002

	(thousands)
Customer accounts receivable sold to
Receivables Company	$30,830	$19,168
Consolidated KCP&L other receivables	46,088	47,875

Consolidated KCP&L receivables	76,918	67,043
Great Plains Energy other receivables	131,299	130,802

Great Plains Energy receivables	$208,217	$197,845

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $100.8 million at June 30, 2003, and $89.2 million at December 31, 2002. These sales included unbilled receivables of $40.0 million at June 30, 2003, and $27.2 million at December 31, 2002. As a result of the sales to outside investors, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	Three Months Ended		Year to Date
	June 30		June 30

	2003	2002	2003	2002

	(thousands)
Gross proceeds on sale of accounts receivable	$224,717	$240,731	$421,246	$432,950
Collections	205,164	211,785	412,158	419,026
Loss on sale of accounts receivable	1,010	1,251	1,851	2,353
Late fees	437	755	953	654

Consolidated KCP&L other receivables at June 30, 2003, and December 31, 2002, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. Great Plains Energy other receivables at June 30, 2003, and December 31, 2002, are primarily the accounts receivable held by Strategic Energy including unbilled receivables held by Strategic Energy of $60.7 million at June 30, 2003, and $57.3 million at December 31, 2002.

5. CAPITALIZATION

Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a material adverse change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is also a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0. At June 30, 2003, the Company was in compliance with these covenants. At June 30, 2003, Great Plains Energy had $133.0 million of outstanding borrowings under this facility with a weighted-average interest rate of 2.19%.

KCP&L’s short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. As of June 30, 2003, KCP&L had $16.7 million of commercial paper outstanding and $3.2 million of funds borrowed from banks, which were both repaid in July 2003. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. At June 30, 2003, KCP&L was in compliance with these covenants.

In 2003, KCP&L has redeemed $124.0 million of its medium term notes, including $104.0 million called prior to maturity. The medium term notes were paid off primarily with proceeds from a $100.0 million equity contribution received from Great Plains Energy during the first quarter of 2003. The average interest rate on the $104.0 million of notes called early was 7.28% and the original maturity dates were 2005 through 2008.

Strategic Energy syndicated a secured revolving credit facility for up to $95 million with a group of banks in the second quarter of 2003. This facility is partially guaranteed by Great Plains Energy. The new agreement replaced a $30 million bank line of credit and a $25 million letter of credit facility. The new facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $25.0 million at June 30, 2003. At June 30, 2003, $32.4 million in letters of credit had been issued under the agreement, leaving $29.5 million of capacity available for loans and additional letters of credit. The line has a 364-day term that may be extended for an additional year by Strategic Energy with mutual agreement of the parties. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0. At June 30, 2003, Strategic Energy was in compliance with these covenants.

On June 30, 2003, HSS completed the disposition of its interest in RSAE. RSAE’s line of credit totaling $27 million was cancelled. With proceeds from a note to Great Plains Energy, HSS repaid $22.1 million on the supported bank line. At June 30, 2003, HSS’ notes payable to Great Plains Energy totaled $25.0 million. See Note 8 for additional information concerning the disposition of RSAE.

KCP&L Financing I (Trust) has previously issued $150.0 million of 8.3% preferred securities. KCP&L owns all of the common securities issued by the Trust. The sole asset of the Trust is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCP&L deducts these payments for tax purposes. KCP&L may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCP&L may redeem all or a portion of the debentures at any time. If KCP&L redeems all or a portion of the debentures, the Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings of KCP&L in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. The Interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities). FASB Interpretation No. 46 is effective July 1, 2003, for Great Plains Energy and consolidated KCP&L. The accounting profession and others are deliberating the impact, if any, of FASB Interpretation No. 46 on Mandatorily Redeemable Preferred Securities issued by a Trust. If, as a result of the deliberations, management determines that under FASB Interpretation No. 46, KCP&L is not the primary beneficiary of the Trust, KCP&L would be required to de-consolidate the Trust. De-consolidation would result in an increase of $4.6 million in Great Plains Energy’s and consolidated KCP&L’s other nonutility property and investments representing KCP&L’s investment in the common stock of the Trust. Additionally, both companies long-term debt would increase by $154.6 million reflecting the 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by the Trust. This increase in both companies’ consolidated statements of capitalization would be mostly offset by the de-consolidation of the $150.0 million of Mandatorily Redeemable Preferred Securities issued by the Trust.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at June 30, 2003, and December 31, 2002.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Compact in the amount of $151.4 million against the state. The state has appealed this decision to the 8th Circuit, U.S. Court of Appeals. Based on the favorable outcome of this trial, in KCP&L’s opinion, there is a greater possibility of reversing the state’s license denial once the decision in this case is final.

In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska Governor gave official notice of the withdrawal to the other member states. In June 2003, the Compact revoked Nebraska’s membership in the Compact effective July 17, 2004. As a result, Nebraska’s legal rights under the Compact will be extinguished on the effective date, but its legal obligations incurred prior to the effective date, including the obligation to be the host state for a disposal site, are expected to continue. Nebraska may appeal this revocation.

Environmental Matters
KCP&L’s operations are subject to regulation by federal, state and local authorities with regard to air and other environmental matters. The generation and transmission of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At June 30, 2003, and December 31, 2002, KCP&L had $1.9 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

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

Air Particulate Matter
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in the U.S. Court of Appeals for the District of Columbia (Appeals Court) that decided against the EPA. Upon further appeal, the U.S. Supreme Court reviewed the standards and remanded the case back to the Appeals Court for further review, including a review of whether the standards were arbitrary and capricious. On March 26, 2002, the Appeals Court issued its decision on challenges to the 8-hour ozone and PM-2.5 national ambient air quality standards (NAAQS). This decision denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new 8-hour ozone and PM-2.5 NAAQS. In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings.

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

In February 2002, the EPA issued proposed Phase II NOx SIP Call regulations which specifically exclude the fossil plants in the western part of Missouri from the NOx SIP Call. To date, the EPA has not issued its final Phase II NOx SIP Call regulation.

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

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet the estimated demand requirements of long-term sales agreements with its customers. Commitments at June 30, 2003, under these agreements total $1,295.6 million through 2010. Commitments for the remainder of 2003 total $383.5 million, and for the years 2004 through 2007 total $499.3 million, $312.4 million, $65.6 million, and $23.2 million, respectively. See Note 17 for further discussion.

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that will add 385 MWs of peaking capacity (Project). The Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of $176 million. In the second quarter of 2003, construction and installation of KCP&L’s five combustion turbines was completed and the units were placed in service. At June 30, 2003, cumulative project costs were approximately $147.4 million. Total project costs, projected to be under $155 million, are anticipated to be finalized by the end of the third quarter and rental payments under the lease will begin after these costs have been finalized. Upon a default during the lease period, KCP&L’s maximum obligation to the Lessor equals 100% of project costs. KCP&L’s rental obligation, which reflects interest payments only, is expected to be approximately $17.5 million in the aggregate. At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount which may be up to 83.21% of the project cost.

The Trust, acting as Lessor in the synthetic lease arrangement discussed above, is considered a Variable Interest Entity under FASB Interpretation No. 46. Because KCP&L has variable interests in the Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Trust. Accordingly, KCP&L will be required to consolidate the Trust effective July 1, 2003. Great Plains Energy’s and consolidated KCP&L’s utility plant and long-term debt will increase by the total project cost and depreciation expense will increase upon consolidation of the Trust.

Internal Revenue Service Settlement – Corporate-Owned Life Insurance
In November 2002, KCP&L accepted a settlement offer related to corporate-owned life insurance (COLI) from the Internal Revenue Service (IRS). The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. KCP&L will make cash payments of approximately $1.3 million to the IRS in the fourth quarter of 2003 to satisfy the liability associated with the surrender. The remaining $9.9 million related to the disallowed interest will be paid upon completion of the 1995 – 1998 IRS audit.

7. DTI HOLDINGS, INC. AND SUBSIDIARIES BANKRUPTCY UPDATE

On December 31, 2001, a subsidiary of KLT Telecom, Holdings and its subsidiaries, Digital Teleport and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called “DTI”.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003. The Asset Sale produced approximately $38 million of cash proceeds, $3.8 million of which was escrowed (Escrow Funds). The Escrow Funds will be disbursed 180 days following the closing of the Asset Sale, subject to any reduction for the amount of claims by CenturyTel for breaches of representations and warranties of Digital Teleport under the Asset Purchase Agreement. Assuming full release of the Escrow Funds, the proceeds of the Asset Sale together with Digital Teleport’s net cash on hand are expected to total approximately $47.6 million (Anticipated Assets), which except for certain reserves was distributed in the second quarter of 2003 pursuant to the Chapter 11 plan discussed below.

Digital Teleport, Digital Teleport of Virginia and Holdings prepared a joint Chapter 11 plan (Chapter 11 Plan) and disclosure statement based on the provisions of settlement agreements which are discussed below. The Chapter 11 Plan provides that Digital Teleport, Holdings, and Digital Teleport of Virginia will be liquidated after distribution of those companies’ assets to their creditors pursuant to the Chapter 11 Plan The Chapter 11 Plan was confirmed by the Bankruptcy Court on June 11, 2003, and became effective on June 24, 2003.

After providing for certain reserves associated with the Escrow Funds, the MODOR Claim (as discussed below), certain administrative expenses and payment of secured and priority claims, an initial distribution of 82.5 cents on each dollar of approved claims was made by Digital Teleport to its creditors (other than KLT Telecom), a $13.8 million distribution was made by Holdings to its creditors, and an initial distribution of approximately $14.9 million was made by Digital Teleport to KLT Telecom (net of the approximate $13.8 million paid by KLT Telecom to Holdings, as discussed below). Additionally, KLT Telecom anticipates that it will realize approximately $21 million of cash tax benefits in late 2003. Pending final resolution of certain items including the Escrow Funds, the MODOR Claim and the put option of a certain minority shareholder (which is described in Note 19 of the 2002 Form 10-K), the Company recorded a net gain of $25.9 million or $0.37 per share during the second quarter 2003 related to the DTI bankruptcy. The impact on net income is primarily due to the net effect of the

Chapter 11 Plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance, and the reversal of a $5 million debtor in possession financing previously reserved.

Settlement agreements entered into by Digital Teleport and Holdings, which provided the basis of the Chapter 11 plan, were also approved by the Bankruptcy Court in its June 11, 2003, confirmation order. KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport (Creditors Committee) entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). Under the Teleport Settlement Agreement, Digital Teleport, the Creditors Committee and three members of the Creditors Committee holding claims against Digital Teleport released claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments are deemed to receive such payments in full satisfaction of their claims against Digital Teleport. In addition, the Teleport Settlement Agreement provides for the receipt by KLT Telecom of an assignment of claims of Digital Teleport, the Creditors Committee and the bankruptcy estate of Digital Teleport against any officer or director of Digital Teleport, or any other person or entity. The Teleport Settlement Agreement resolves all material issues and disputes among the parties to those agreements.

The Teleport Settlement Agreement does not, however, purport to resolve (i) three priority proofs of claim by the Missouri Department of Revenue in the aggregate amount of $2,848,446 (collectively, the MODOR Claim); (ii) an unsecured proof of claim by Gary Douglass, the former Chief Financial Officer of DTI, in the amount of $2,055,900 (Douglass Claim); or (iii) any claims by Holdings against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy, or by creditors of Holdings, including the holders of $265 million of Senior Discount Notes of Holdings. However, the Holdings Settlement Agreement, discussed below, does resolve all material issues and disputes among the parties to that agreement. Digital Teleport objected to the MODOR Claim and the Douglass Claim asserting that each claim should be disallowed in full. The Bankruptcy Court conducted an evidentiary hearing regarding the MODOR Claim, and ruled substantially in favor of Digital Teleport. MODOR is appealing this ruling. The Bankruptcy Court disallowed the Douglass Claim. In lieu of an appeal or motion to reconsider the Bankruptcy Court’s ruling regarding the Douglass Claim, Digital Teleport and Douglass entered into a settlement agreement, which was approved by the Bankruptcy Court, that afforded Douglass a $15,000 general unsecured claim against Digital Teleport.

The Teleport Settlement Agreement provided for a pro rata distribution from the Anticipated Assets ranging from 82.5% to 90% of the sum of (i) the non-priority unsecured claims of approximately $10.5 million held by Digital Teleport’s trade creditors, (ii) an amended claim of $1 million by Union Electric Co. d/b/a Ameren UE, and (iii) the allowed, non-priority unsecured portions, if any, of the MODOR Claim, with the exact percentage being determined by the extent to which the MODOR Claim is resolved in the Digital Teleport bankruptcy proceeding and is not disallowed. After the payment of administrative, secured and priority claims (which claims, excluding the MODOR Claim, are estimated to total approximately $3 million), the Teleport Settlement Agreement provided for the balance of the Anticipated Assets to be distributed to KLT Telecom, subject to the resolution of the MODOR Claim and the Douglass Claim, and subject, further, to a payment to the creditors of Holdings pursuant to the Holdings Settlement Agreement described below.

On March 14, 2003, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the Senior Discount Notes issued by Holdings) (Trustee), and three principal holders of Senior Discounted Notes (including the largest creditor) of Holdings (collectively, the Noteholders) entered into a Settlement Agreement and Plan Term Sheet (the Holdings Settlement Agreement).

Under the Holdings Settlement Agreement, KLT Telecom paid to the Holdings bankruptcy estate approximately $13.8 million from the distribution that KLT Telecom received under the Teleport Settlement Agreement for distribution to unsecured creditors of Holdings. In addition, Holdings, the Trustee and the Noteholders released claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments are deemed to receive such payments in full satisfaction of their claims against Holdings. In addition, the Holdings Settlement Agreement provides for the receipt by KLT Telecom of an assignment of claims of Holdings, the bankruptcy estate of Holdings, the Trustee and the Noteholders against any officer or director of Holdings, or any other person or entity. The Holdings Settlement Agreement resolves all material issues and disputes among the parties to that agreement.

Within 190 days after the closure of the Asset Sale, KLT Inc. and KLT Telecom will pay a base sum of $1.6 million to certain executives of Digital Teleport for entering into employment agreements required as a condition precedent to the Asset Sale. KLT Telecom accrued the $1.6 million in the second quarter of 2003 and the amount was considered in the determination of the $25.9 million or $0.37 per share net gain related to the DTI bankruptcy recorded during the second quarter of 2003. This sum will be increased based upon the amount of Escrow Funds released to Digital Teleport, but the sum may not exceed $2.5 million (collectively, the Payment). The Payment will be made pursuant to a December 26, 2002 letter from KLT Inc. and KLT Telecom to Mr. Paul Pierron, President of Digital Teleport.

Because DTI filed for bankruptcy protection under the U.S. Bankruptcy Code, KLT Telecom no longer had control over nor could it exert significant influence over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and was presented on the cost basis. Because of this de-consolidation, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI since December 31, 2001.

8. DISPOSITION OF OWNERSHIP INTEREST IN R.S. ANDREWS ENTERPRISES, INC.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. Under terms of the agreement, HSS repaid $22 million of RSAE’s outstanding debt under its bank line of credit and forgave $4 million of inter-company debt. The financial statements have been restated to reflect RSAE as discontinued operations for all periods presented as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The following table summarizes the operating results for the discontinued operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(millions)
Revenues	$19.8	$16.2	$31.8	$28.7

Loss from operations before income taxes	$(0.4)	$(0.2)	$(1.6)	$(1.4)
Loss on disposal before income taxes	(18.9)	-	(18.9)	-

Total loss on discontinued operations
before income taxes	(19.3)	(0.2)	(20.5)	(1.4)
Income tax benefit (a)	11.8	-	11.8	-

Loss on discontinued operations, net
of income taxes	$(7.5)	$(0.2)	$(8.7)	$(1.4)

(a)	Since RSAE is not included in Great Plains Energy's consolidated income tax returns, an income tax benefit was not recognized on RSAE's 2002 losses. RSAE had continual losses and therefore did not recognize tax benefits. The tax benefit reflected is the tax effect of Great Plains Energy's disposition of its interest in RSAE. See Note 9 on income taxes.

Assets and liabilities of the discontinued operations were as follows:

December 31
2002

(millions)
Current assets	$6.1
Other nonutility property and investments	8.4
Goodwill	20.0
Other deferred charges	3.8

Total assets of discontinued operations	$38.3

Current liabilities	$32.7
Deferred taxes	(9.7)
Other deferred credits and liabilities	5.1
Long-term debt	6.1

Total liabilities of discontinued operations	$34.2

9. INCOME TAXES

DTI Holdings, Inc. and subsidiaries
During the fourth quarter of 2001, Great Plains Energy recognized a $15.8 million tax valuation allowance related to the bankruptcy of DTI due to significant uncertainty regarding the ability to realize future tax deductions while in the bankruptcy process. Upon the close of the Asset Sale to CenturyTel on June 6, 2003, uncertainty no longer existed regarding the ability to realize future tax benefits; therefore, the entire $15.8 million valuation allowance was reversed in the second quarter of 2003. The $15.8 million tax benefit was partially offset by tax expense associated with the income impact of the asset sale, the DIP reversal, the estimated escrow proceeds and the Noteholder recovery.

The full amount of the tax benefits associated with the sale of DTI assets is limited by KLT Telecom’s tax basis in DTI. The financial statements reflect the full tax benefit allowable considering the basis limitation.

The tax loss on the DTI transaction will reduce Great Plains Energy’s 2003 consolidated taxable income. The loss will reduce estimated tax payments by approximately $21 million, otherwise payable in late 2003.

R.S. Andrews Enterprises, Inc.
Great Plains Energy recognized an $11.8 million book tax benefit relating to the disposition of its interest in RSAE. This is net of $9.7 million of tax benefits recorded in prior years. The $21.5 million total tax benefit relates to Great Plains Energy’s original $30.4 million investment, the payment of RSAE debt of $22 million and $1 million of fees pursuant to the disposition.

The disposition of RSAE resulted in a capital loss for tax purposes. Under corporate tax laws, capital losses can only be offset by capital gains. Great Plains Energy will carry back this capital loss to offset capital gains recognized on Great Plains Energy’s 2001 tax return. Great Plains Energy expects to realize these tax benefits in late 2004.

10. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no dilutive effect on Great Plains Energy’s earnings per share (EPS) from other securities for the three months ended and year to date June 30, 2003 and 2002. To determine EPS, preferred stock dividend requirements are deducted from both income from continuing operations before cumulative effect of a change in accounting principle and net income before dividing by average number of common shares outstanding. The EPS impact of the loss from discontinued operations, net of income taxes, is determined by dividing the loss from discontinued operations, net of income taxes, by the average number of common shares outstanding. The EPS impact of the cumulative effect of a change in accounting principle is determined by dividing the cumulative effect of a change in accounting principle by the average number of common shares outstanding.

The following table reconciles Great Plains Energy’s calculation of basic and diluted EPS from continuing operations before the cumulative effect of a change in accounting principle:

Three Months Ended	Income	Shares	EPS
June 30, 2003	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$58,340
Less: Preferred stock dividend requirement	412

Basic EPS
Income available to common stockholders	57,928	69,186	$0.84
Add: effect of dilutive securities		21

Diluted EPS	$57,928	69,207	$0.84

Three Months Ended	Income	Shares	EPS
June 30, 2002	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$36,196
Less: Preferred stock dividend requirement	411

Basic EPS
Income available to common stockholders	35,785	61,909	$0.57
Add: effect of dilutive securities		-

Diluted EPS	$35,785	61,909	$0.57

Year to Date	Income	Shares	EPS
June 30, 2003	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$74,131
Less: Preferred stock dividend requirement	823

Basic EPS
Income available to common stockholders	73,308	69,188	$1.06
Add: effect of dilutive securities		1

Diluted EPS	$73,308	69,189	$1.06

Year to Date	Income	Shares	EPS
June 30, 2002	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$34,497
Less: Preferred stock dividend requirement	823

Basic EPS
Income available to common stockholders	33,674	61,897	$0.54
Add: effect of dilutive securities		-

Diluted EPS	$33,674	61,897	$0.54

Options to purchase 305,000 shares of common stock for year to date June 30, 2003, were excluded from the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares during the period. For the three months ended June 30, 2003, there were no anti-dilutive shares. Options to purchase 363,818 shares of common stock for the three months ended and year to date June 30, 2002, were excluded from the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares during the period.

11. REGULATORY MATTERS

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of SFAS No. 71. Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.

	Amortization
	ending	June 30	December 31
	period	2003	2002

Regulatory Assets	(millions)
Taxes recoverable through future rates		$100.0	$100.0
Coal contract termination costs	2003	0.8	1.6
Decommission and decontaminate federal
uranium enrichment facilities	2007	2.9	3.3
Loss on reaquired debt	2023	4.6	4.7
January 2002 incremental ice storm costs	2007	16.3	18.6
Change in depreciable life of Wolf Creek		3.9	-
Asset retirement obligations		14.0	-
Other (a)	2006	0.8	0.7

Total Regulatory Assets		$143.3	$128.9

Regulatory Liabilities
Taxes recoverable through future rates		$(100.0)	$(100.0)
Emission allowances (b)		(3.8)	(3.6)

Total Regulatory Liabilities		$(103.8)	$(103.6)

(a)	$0.5 million earns a return on investment in the rate making process.
(b)	Consistent with the MPSC order establishing regulatory treatment, no amortization is being recorded.

Retail Rate Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the Kansas Corporation Commission (KCC) approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. As a result of the stipulation and agreement, KCP&L retail revenues decreased approximately $3.0 million and $5.6 million for the three months ended and year to date June 30, 2003 periods, respectively. Depreciation expense decreased approximately $2.0 million and $3.9 million for the three months ended and year to date June 30, 2003 periods, respectively. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the Missouri Public Service Commission (MPSC) approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. KCP&L amortized $1.2 million and $2.3 million of deferred ice storm costs for the three months ended and year to date June 30, 2003 periods, respectively.

12. STOCK OPTIONS

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for its stock options as of January 1, 2003. The Company has elected to use the modified prospective method of adoption as prescribed under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the modified prospective method of adoption, stock option compensation cost recognized beginning January 1, 2003, is the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after October 1, 1995. Compensation expense recorded for the three months ended and year to date June 30, 2002, was immaterial.

The following table illustrates the effect on net income and EPS for Great Plains Energy if the fair value method had been applied to all periods presented.

	Three Months Ended		Year to Date
	June 30		June 30

	2003	2002	2003	2002

	(thousands except per share amounts)
Net income, as reported	$50,886	$35,967	$65,441	$30,070
Pro forma net income as if fair
value method were applied	$50,886	$35,851	$65,441	$29,992
Basic and diluted earnings
per common share, as reported	$0.73	$0.57	$0.93	$0.47
Pro forma basic and diluted earnings
per common share	$0.73	$0.57	$0.93	$0.47

13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

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

Strategic Energy’s business and affairs are controlled and managed exclusively by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy’s operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee members.

14. GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

As prescribed in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, the Company began recording a liability for the fair value of the obligation it has undertaken for guarantees issued after December 31, 2002. The liability recognition requirements of FASB Interpretation No. 45 are to be applied on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are to be applied to all guarantees. The interpretation does not encompass guarantees of the Company’s own future performance, such as credit support provided to its subsidiaries. As of June 30, 2003, KCP&L recorded an immaterial amount for the fair value of guarantees issued for the residual value of vehicles and heavy equipment under an operating lease.

The following table reflects Great Plains Energy’s and consolidated KCP&L’s maximum potential amount of future payments that could be required under guarantees and describes those guarantees:

Guarantor	Maximum potential	Nature of Guarantee

	(millions)
KCP&L	$12.2	Guaranteed energy savings under agreements with several
		customers that expire over the next 8 years. In most cases, a
		subcontractor would indemnify KCP&L for any payments made
		by KCP&L under these guarantees.

KCP&L	8.5	Guarantees for residual value of vehicles and heavy equipment
		under an operating lease. Guaranteed residual values average
		approximately $0.7 million per year through 2013.

Total consolidated KCP&L	20.7

Great Plains Energy	0.9	Great Plains Energy has guaranteed a letter of credit issued by
		Custom Energy, L.L.C. related to the sale of demand side
		management credits. The letter of credit renews annually and
		has 8 years remaining.

KLT Energy Services	-	Custom Energy, L.L.C. had indemnified construction performance
		bonds totaling $9.4 million, which were secured by KLT Energy
		Services' $2.1 million ownership interest in Custom Energy, L.L.C.
		On July 17, 2003, the final completion acceptance was signed
		and the performance bonds were subsequently released.

Total Great Plains Energy	$21.6

In 2001, KCP&L entered into a synthetic lease arrangement with a Trust (Lessor). At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount, which may be up to 83.21% of the project cost. As a result of the new consolidation requirements of FASB Interpretation No. 46, the synthetic lease arrangement will be consolidated in the third quarter of 2003. See Note 6 for additional information regarding KCP&L’s synthetic lease arrangement.

15. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $69.1 million and $63.3 million at June 30, 2003 and December 31, 2002, respectively.

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

				Year to Date
				June 30
	2000	2001	2002	2003

Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$81.9	$87.3	$93.1	$99.2
Additions	-	0.1	-	-
Accretion	5.4	5.7	6.1	3.2

Asset retirement obligation end of period	$87.3	$93.1	$99.2	$102.4

Other Great Plains Energy
Asset retirement obligation beginning of period	$0.9	$0.9	$1.1	$1.2
Additions	-	0.1	-	-
Accretion	-	0.1	0.1	0.1

Asset retirement obligation end of period	$0.9	$1.1	$1.2	$1.3

Consolidated Great Plains Energy
Asset retirement obligation beginning of period	$82.8	$88.2	$94.2	$100.4
Additions	-	0.2	-	-
Accretion	5.4	5.8	6.2	3.3

Asset retirement obligation end of period	$88.2	$94.2	$100.4	$103.7

16. SEGMENT AND RELATED INFORMATION

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

Three Months Ended		Strategic			Great Plains
June 30, 2003	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$247.3	$255.2	$0.3	$0.5	$503.3
Depreciation and depletion	(34.7)	(0.4)	(0.1)	(0.4)	(35.6)
Loss from equity investments	-	-	-	(0.3)	(0.3)
Interest charges	(17.6)	(0.2)	(0.4)	(1.2)	(19.4)
Income taxes	(13.7)	(7.6)	0.3	11.4	(9.6)
Loss from discontinued operations	-	-	-	(7.5)	(7.5)
Net income (loss)	22.3	9.6	(0.6)	19.6	50.9

Three Months Ended		Strategic			Great Plains
June 30, 2002	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$247.2	$201.2	$(0.1)	$0.8	$449.1
Depreciation and depletion	(36.1)	(0.2)	(0.1)	(0.4)	(36.8)
Loss from equity investments	-	-	-	(0.3)	(0.3)
Interest charges	(21.1)	(0.1)	-	(1.9)	(23.1)
Income taxes	(17.9)	(5.8)	2.5	7.4	(13.8)
Loss from discontinued operations	-	-	-	(0.2)	(0.2)
Net income (loss)	27.3	8.2	(0.3)	0.8	36.0

Year to Date		Strategic			Great Plains
June 30, 2003	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$481.7	$484.4	$0.7	$1.1	$967.9
Depreciation and depletion	(69.3)	(0.7)	(0.4)	(0.7)	(71.1)
Loss from equity investments	-	-	-	(0.6)	(0.6)
Interest charges	(35.4)	(0.3)	(0.6)	(2.6)	(38.9)
Income taxes	(24.4)	(15.2)	4.4	18.5	(16.7)
Loss from discontinued operations	-	-	-	(8.7)	(8.7)
Net income (loss)	35.7	19.4	(7.1)	17.4	65.4

Year to Date		Strategic			Great Plains
June 30, 2002	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$446.1	$347.6	$0.1	$1.6	$795.4
Depreciation and depletion	(71.9)	(0.4)	(0.4)	(0.8)	(73.5)
Loss from equity investments	-	-	-	(0.6)	(0.6)
Interest charges	(40.1)	(0.2)	-	(3.2)	(43.5)
Income taxes	(11.3)	(10.6)	4.8	15.9	(1.2)
Loss from discontinued operations	-	-	-	(1.4)	(1.4)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)	(3.0)
Net income (loss)	20.4	15.1	(0.4)	(5.0)	30.1

		Strategic	KLT		Great Plains
	KCP&L	Energy	Gas	Other	Energy

June 30, 2003	(millions)
Assets	$3,150.0	$335.9	$44.5	$91.8	$3,622.2
Capital and investment expenditures (a)	81.4	1.3	7.0	-	89.7

December 31, 2002	(millions)
Assets	$3,084.5	$226.0	$49.8	$146.4	$3,506.7
Capital and investment expenditures (a)	135.5	2.1	8.7	3.5	149.8

(a)	Capital and investment expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The table below reflects summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and immaterial intercompany eliminations.

Three Months Ended			Consolidated
June 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$247.3	$0.6	$247.9
Depreciation and depletion	(34.7)	(0.3)	(35.0)
Interest charges	(17.6)	-	(17.6)
Income taxes	(13.7)	0.3	(13.4)
Loss from discontinued operations	-	(7.5)	(7.5)
Net income (loss)	22.3	(7.8)	14.5

Three Months Ended			Consolidated
June 30, 2002	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$247.2	$0.7	$247.9
Depreciation and depletion	(36.1)	(0.3)	(36.4)
Interest charges	(21.1)	(0.1)	(21.2)
Income taxes	(17.9)	0.1	(17.8)
Loss from discontinued operations	-	(0.2)	(0.2)
Net income (loss)	27.3	(0.2)	27.1

Year to Date			Consolidated
June 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$481.7	$1.1	$482.8
Depreciation and depletion	(69.3)	(0.6)	(69.9)
Interest charges	(35.4)	-	(35.4)
Income taxes	(24.4)	0.4	(24.0)
Loss from discontinued operations	-	(8.7)	(8.7)
Net income (loss)	35.7	(9.3)	26.4

Year to Date			Consolidated
June 30, 2002	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$446.1	$1.5	$447.6
Depreciation and depletion	(71.9)	(0.7)	(72.6)
Interest charges	(40.1)	(0.1)	(40.2)
Income taxes	(11.3)	-	(11.3)
Loss from discontinued operations	-	(1.4)	(1.4)
Cumulative effect of a change
in accounting principle	-	(3.0)	(3.0)
Net income (loss)	20.4	(4.3)	16.1

			Consolidated
	KCP&L	Other	KCP&L

June 30, 2003	(millions)
Assets	$3,150.0	$16.5	$3,166.5
Capital and investment expenditures (a)	81.4	-	81.4

December 31, 2002
Assets	$3,084.5	$54.7	$3,139.2
Capital and investment expenditures (a)	135.5	0.1	135.6

(a)	Capital and investment expenditures reflect year to date amounts for the periods presented.

17. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments are recorded on the balance sheet as an asset or liability measured at fair value. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to adjust its liability portfolio to optimize the mix of fixed and floating rate debt within an established range.

In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding (EIRR) bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. At June 30, 2003, the fair value of the swap was $7.7 million.

KCP&L had two interest rate swap agreements in place to fix the interest rate on $30 million of floating-rate long-term debt. The swap agreements expired in June 2003.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market values of these instruments are recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income (OCI) are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.

As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ projected demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts protecting Strategic Energy from price volatility. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. The majority of the swap agreements are designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as other comprehensive income (loss). To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded directly in purchased power.

In March 2003, Strategic Energy initiated a termination agreement with a swap counterparty due to credit and performance concerns. Strategic Energy received a $4.8 million fair value settlement. The swap was designated as a cash flow hedge of a forecasted transaction and Strategic Energy management believes the forecasted transaction will occur. During the second quarter, Strategic Energy reclassified $1.6 million to earnings. The remaining $3.2 million will be reclassified to earnings in the third and fourth quarters of 2003, the remaining term of the underlying forecasted transaction.

KLT Gas’ risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. KLT Gas is currently developing and testing gas properties; therefore, no production was hedged in 2002 or 2003.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” is effective for contracts entered into or modified after June 30, 2003. The accounting profession is currently considering differing interpretations of the provisions of this statement therefore, the effects, if any, on Great Plains Energy’s and consolidated KCP&L’s financial condition and results of operations have not yet been determined.

The amounts recorded related to the cash flow hedges in OCI are summarized in the following tables:

Great Plains Energy activity for the three months ended June 30, 2003

		Increase
		(Decrease) in
	March 31	Comprehensive		June 30
	2003	Income	Reclassified	2003

Assets	(millions)
Cash	$4.8	$-	$(1.6)	$3.2
Other current assets	5.9	0.5	(1.2)	5.2
Other deferred charges	-	0.2	-	0.2
Liabilities and capitalization
Other current liabilities	(2.2)	(3.7)	0.4	(5.5)
Other comprehensive
income	(4.5)	2.3	1.2	(1.0)
Deferred income taxes	(3.4)	1.8	0.9	(0.7)
Other deferred credits	(0.6)	(1.1)	0.3	(1.4)

Consolidated KCP&L activity for the three months ended June 30, 2003

		Increase
		(Decrease) in
	March 31	Comprehensive		June 30
	2003	Income	Reclassified	2003

Assets	(millions)
Other current assets	$1.6	$(0.1)	$-	$1.5
Liabilities and capitalization
Other comprehensive
income	(1.0)	0.1	-	(0.9)
Deferred income taxes	(0.6)	-	-	(0.6)

Great Plains Energy activity for the three months ended June 30, 2002

		Increase
		(Decrease) in
	March 31	Comprehensive		June 30
	2002	Income	Reclassified	2002

Assets	(millions)
Other current assets	$0.8	$(0.5)	$(0.2)	$0.1
Other deferred charges	0.3	0.2	-	0.5
Liabilities and capitalization
Other current liabilities	(7.4)	(3.4)	2.9	(7.9)
Other comprehensive
income	7.2	-	(1.3)	5.9
Deferred income taxes	5.1	-	(1.0)	4.1
Other deferred credits	(6.0)	3.7	(0.4)	(2.7)

Consolidated KCP&L activity for the three months ended June 30, 2002

		Increase
		(Decrease) in
	March 31	Comprehensive		June 30
	2002	Income	Reclassified	2002

Assets	(millions)
Other current assets	$0.4	$(0.2)	$(0.2)	$-
Liabilities and capitalization
Other comprehensive
income	(0.3)	0.2	0.1	-
Deferred income taxes	(0.1)	-	0.1	-

Great Plains Energy activity year to date June 30, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		June 30
	2002	Income	Reclassified	2003

Assets	(millions)
Cash	$-	$4.8	$(1.6)	$3.2
Other current assets	3.0	7.4	(5.2)	5.2
Other deferred charges	-	0.2	-	0.2
Liabilities and capitalization
Other current liabilities	(1.6)	(2.1)	(1.8)	(5.5)
Other comprehensive
income	(0.9)	(4.4)	4.3	(1.0)
Deferred income taxes	(0.7)	(3.3)	3.3	(0.7)
Other deferred credits	0.2	(2.6)	1.0	(1.4)

Consolidated KCP&L activity year to date June 30, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		June 30
	2002	Income	Reclassified	2003

Assets	(millions)
Other current assets	$0.3	$1.2	$-	$1.5
Liabilities and capitalization
Other comprehensive
income	(0.2)	(0.7)	-	(0.9)
Deferred income taxes	(0.1)	(0.5)	-	(0.6)

Great Plains Energy activity year to date June 30, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		June 30
	2001	Income	Reclassified	2002

Assets	(millions)
Other current assets	$(0.2)	$0.4	$(0.1)	$0.1
Other deferred debits	-	0.5	-	0.5
Liabilities and capitalization
Other current liabilities	(12.7)	(1.0)	5.8	(7.9)
Other comprehensive
income	12.1	(3.4)	(2.8)	5.9
Deferred income taxes	8.5	(2.4)	(2.0)	4.1
Other deferred credits	(7.7)	5.9	(0.9)	(2.7)

Consolidated KCP&L activity year to date June 30, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		June 30
	2001	Income	Reclassified	2002

Assets	(millions)
Other current assets	$(0.2)	$0.3	$(0.1)	$-
Liabilities and capitalization
Other current liabilities	(0.1)	0.1	-	-
Other comprehensive
income	0.2	(0.2)	-	-
Deferred income taxes	0.1	(0.2)	0.1	-

Reclassified to earnings for the three months ended June 30,

	Great Plains Energy			Consolidated KCP&L
	2003	2002		2003	2002

	(millions)
Gas revenues	$-	$(0.2)		$-	$-
Fuel expense	-	0.2		-	0.2
Purchased power expense	2.4	(2.7)		-	-
Minority interest	(0.3)	0.4		-	-
Income taxes	(0.9)	1.0		-	(0.1)

Other comprehensive income	$1.2	$(1.	3)	$-	$0.1

Reclassified to earnings year to date June 30,

	Great Plains Energy		Consolidated KCP&L
	2003	2002	2003	2002

	(millions)
Gas revenues	$-	$(0.2)	$-	$-
Fuel expense	-	0.1	-	0.1
Purchased power expense	8.6	(5.6)	-	-
Minority interest	(1.0)	0.9	-	-
Income taxes	(3.3)	2.0	-	(0.1)

Other comprehensive income	$4.3	$(2.8)	$-	$-

18. GAS PROPERTY AND INVESTMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. KLT Gas did not change or reclassify contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet upon adoption of SFAS No. 142. KLT Gas management believes its classification of such mineral rights under the full cost method of accounting for natural gas properties, which is consistent with industry practice, is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS No. 141 and 142 require contractual mineral rights to be classified as intangible assets. Based on the results of the deliberations, if management determines reclassification is necessary, KLT Gas’ gas property and investments would be reduced by $8.3 million and $6.0 million and intangible assets would have increased by a like amount at June 30, 2003, and December 31, 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any required reclassification would not impact Great Plains Energy’s cash flows or results of operations.

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

Losses in prior periods related to the operations of RSAE have been reclassified and are presented as discontinued operations due to the June 2003 disposition of RSAE.

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
offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts, Texas, Michigan and New
Jersey; and
o	KLT Gas explores for, develops and produces unconventional natural gas resources.

The Company’s goal is to become a premier diversified energy company that achieves annual growth in earnings per share in a financially disciplined manner. To achieve this goal, Great Plains Energy intends to focus on its three reportable segments of business:

o	Stressing operational excellence in the utility operations of KCP&L;
o	Expanding Strategic Energy's business model in new and existing markets; and
o	Developing KLT Gas into a leading unconventional natural gas exploration company.

Critical Accounting Policies

Regulatory Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. As a result of the stipulation and agreement, KCP&L retail revenues decreased approximately $3.0 million and $5.6 million for the three months ended and year to date June 30, 2003 periods, respectively. Depreciation expense decreased approximately $2.0 million and $3.9 million for the three months ended and year to date June 30, 2003 periods, respectively. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. KCP&L amortized $1.2 million and $2.3 million of deferred ice storm costs for the three months ended and year to date June 30, 2003 periods, respectively.

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

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $69.1 million and $63.3 million at June 30, 2003 and December 31, 2002, respectively.

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

Although the liability for Wolf Creek decommissioning costs recorded under the new asset retirement obligations method will be substantially the same at the end of Wolf Creek’s life as the liability that would have been recorded under the former ratemaking method, the rate at which the liability will increase will be different under the two methods. In the near term, the asset retirement obligations liability will be higher than the liability under the former method. Because KCP&L is subject to SFAS No. 71, the difference in the recognition of the liability will have no impact on earnings.

Prior to the adoption of SFAS No. 143, KLT Gas did not record separate asset retirement costs and liabilities, or the associated depreciation and accretion. Under the full cost method of accounting followed by KLT Gas, estimated dismantlement and abandonment costs, net of estimated salvage values, were recorded to the property cost to be amortized. Under SFAS No. 143, KLT Gas’ reserve for depreciation and asset retirement liabilities will increase systematically over the asset life up to the time of settlement with corresponding charges to expense.

Great Plains Energy Results of Operations

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$503.3	$449.1	$967.9	$795.4
Fuel	(37.1)	(35.4)	(74.5)	(69.4)
Purchased power - KCP&L	(15.8)	(12.3)	(31.9)	(23.2)
Purchased power - Strategic Energy	(226.1)	(175.9)	(426.0)	(300.9)

Revenues, net of
fuel and purchased power	224.3	225.5	435.5	401.9
Other operating expenses	(119.6)	(110.6)	(237.9)	(234.3)
Depreciation and depletion	(35.6)	(36.8)	(71.1)	(73.5)
Loss on property	20.6	0.1	11.6	-

Operating income	89.7	78.2	138.1	94.1
Loss from equity investments	(0.3)	(0.3)	(0.6)	(0.6)
Non-operating income (expenses)	(2.0)	(4.8)	(7.8)	(14.3)
Interest charges	(19.4)	(23.1)	(38.9)	(43.5)
Income taxes	(9.6)	(13.8)	(16.7)	(1.2)
Discontinued operations	(7.5)	(0.2)	(8.7)	(1.4)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)

Net income	50.9	36.0	65.4	30.1
Preferred dividends	(0.4)	(0.5)	(0.8)	(0.9)

Earnings available for common stock	$50.5	$35.5	$64.6	$29.2

Three months ended June 30, 2003 compared to June 30, 2002
Great Plains Energy’s three months ended June 30, 2003 earnings, as detailed in the table below, increased to $50.5 million, or $0.73 per share, from $35.5 million, or $0.57 per share, compared to the same period of 2002. The issuance of 6.9 million shares in November 2002 diluted three months ended 2003 earnings per share $0.08.

			Earnings per Great
	Earnings (Loss)		Plains Energy Share

	2003	2002	2003	2002

	(millions)
Three Months Ended June 30
KCP&L	$22.3	$27.3	$0.32	$0.44
Subsidiary operations	(0.3)	-	-	-
Discontinued operations	(7.5)	(0.2)	(0.11)	-

Consolidated KCP&L	14.5	27.1	0.21	0.44
Strategic Energy	9.6	8.2	0.14	0.13
KLT Gas	(0.6)	(0.3)	(0.01)	-
Other non-regulated operations	27.0	0.5	0.39	-

Total	$50.5	$35.5	$0.73	$0.57

KCP&L earnings decreased $5.0 million for the three months ended June 30, 2003, compared to the same period of 2002. KCP&L revenue, net of fuel and purchased power decreased $5.1 million primarily due to decreased retail revenues as a result of mild June 2003 weather and the effect of the January 2003 Kansas rate reduction partially offset by a 35% increase in wholesale MWh sales at higher wholesale prices. Increased operating and maintenance expenses including pension and plant maintenance expenses were partially offset by a decrease in interest expense.

Discontinued operations includes a $7.1 million loss on the June 2003 disposition of the Company’s interest in RSAE and $0.4 million of continuing operating losses at RSAE through the date of disposition.

Strategic Energy’s earnings increased $1.4 million for the three months ended June 30, 2003, compared to the same period of 2002. The increase is the result of a $3.8 million increase in revenues net of purchased power primarily due to a 31% increase in MWhs sold. This increase was partially offset by an increase in administrative and general expenses including employee related expenses. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002.

Other non-regulated operations includes $25.9 million for the effects of the June confirmation of the restructuring plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc. See Note 7 to the consolidated financial statements for additional information regarding DTI. Other non-regulated operations also included a $1.2 million increase in earnings primarily due to lower reductions in affordable housing limited partnerships in the second quarter of 2003 compared to 2002.

Year to date June 30, 2003 compared to June 30, 2002
Great Plains Energy’s year to date June 30, 2003 earnings, as detailed in the table below, increased to $64.6 million, or $0.93 per share, from $29.2 million, or $0.47 per share, compared to the same period of 2002. The issuance of 6.9 million shares in November 2002 diluted year to date 2003 earnings per share $0.11.

			Earnings per Great
	Earnings (Loss)		Plains Energy Share

	2003	2002	2003	2002

	(millions)
Year to Date June 30
KCP&L	$35.7	$20.4	$0.52	$0.33
Subsidiary operations	(0.6)	0.1	(0.01)	-
Discontinued operations	(8.7)	(1.4)	(0.13)	(0.02)
Cumulative effect to January 1, 2002
of a change in accounting principle	-	(3.0)	-	(0.05)

Consolidated KCP&L	26.4	16.1	0.38	0.26
Strategic Energy	19.4	15.1	0.28	0.24
KLT Gas	(7.1)	(0.4)	(0.10)	(0.01)
Other non-regulated operations	25.9	(1.6)	0.37	(0.02)

Total	$64.6	$29.2	$0.93	$0.47

KCP&L earnings increased $15.3 million year to date June 30, 2003, compared to the same period of 2002. KCP&L revenue, net of fuel and purchased power increased $21.8 million primarily due to a significant increase in wholesale MWhs sold and favorable first quarter 2003 weather partially offset by the effect on retail revenues of the January 2003 Kansas rate reductions. This increase combined with a $4.7 million decrease in interest expense more than offset mild June 2003 weather, a $5.9 million increase in pension expense and a $5.1 million increase in power plant maintenance. The amortization of the Missouri jurisdictional portion of the storm costs totaled $2.3 million year to date June 30, 2003.

Year to date June 30, 2002, KCP&L expensed $16.0 million for the Kansas jurisdictional portion of the storm costs.

Discontinued operations includes a $7.1 million loss on the June 2003 disposition of the Company’s interest in RSAE and $1.6 million of continuing operating losses at RSAE through the date of disposition.

Strategic Energy’s earnings increased $4.3 million year to date June 30, 2003, compared to the same period of 2002. The increase is the result of an $11.7 million increase in revenues net of purchased power primarily due to a 48% increase in MWhs sold. This increase was partially offset by an increase in administrative and general expenses including employee related expenses. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002.

KLT Gas continues to focus on the testing and development of several unconventional natural gas properties. Year to date June 30, 2003, includes a first quarter after tax impairment charge of $5.5 million recorded by KLT Gas on a Rocky Mountain project in response to lower revised estimates of future gas production.

Other non-regulated operations includes the $25.9 million effect of DTI discussed above and a $3.0 million increase in earnings primarily due to lower reductions in affordable housing limited partnerships year to date June 30, 2003, compared to 2002.

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

KCP&L’s power business has over 4,000 megawatts of generating capacity following the second quarter 2003 completion of five combustion turbine units that added 385 megawatts of peaking capacity. KCP&L has entered into a five-year construction and synthetic operating lease transaction with a Trust for the five combustion turbines. The total estimated cost for the purchase, installation, assembly and construction of the five combustion turbines is projected to be under $155 million. Under FASB Interpretation No. 46, KCP&L will be required to consolidate the Trust effective July 1, 2003. KCP&L’s utility plant and long-term debt will increase by the total project cost and depreciation expense will increase upon consolidation of the Trust. Because of the manner in which the current synthetic lease is treated for covenant purposes in the Company’s and KCP&L’s financing arrangements, as well as by the rating agencies, liquidity and credit ratings are not expected to be impacted by this new accounting standard.

KCP&L’s delivery business consists of transmission and distribution facilities that serve over 485,000 customers as of June 30, 2003. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. At its peak, the storm caused over 300,000 customer outages throughout the KCP&L service territory, an unprecedented level in the KCP&L’s 120-

year history. Crews from other utilities in numerous states were called in to assist in the restoration of power and power was restored in nine days. Total costs related to the January ice storm were approximately $51.3 million of which $14.7 million were capital expenditures and therefore charged to utility plant. KCP&L expensed a total of $16.5 million in 2002 for the Kansas jurisdictional portion of the storm costs and deferred $20.1 million of the storm costs applicable to Missouri. In January 2003, Edison Electric Institute honored KCP&L for exemplary performance and dedication in restoring power to customers during the storm and recognized KCP&L by awarding it the association’s annual “Emergency Response Award”.

Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. During the first quarter of 2002, the Southwest Power Pool, Inc. (SPP) and the Midwest Independent System Operator (MISO) voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that would operate in twenty states and one Canadian province. During March 2003, SPP and MISO mutually agreed to terminate the process of consolidating the organizations. Subsequent to the termination of the merger between SPP and MISO, the SPP formulated and approved a strategic plan for SPP. The plan includes provisions for SPP to become compliant with FERC Order 2000. It is anticipated that SPP will file their compliance plan with FERC in the Fall of 2003. KCP&L is directly participating in the SPP process to become FERC Order 2000 compliant and intends to continue SPP participation.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid and to standardize wholesale energy market rules. All public utilities that own, control or operate interstate transmission facilities would be required to become independent transmission providers, turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, in response to comments received on its proposed rulemaking. In the white paper, the FERC stated its intent to require all public utilities to join an RTO or Independent System Operator (ISO). The FERC also stressed that state authorities will play a significant role in RTO and ISO formation through the formation of Regional State Committees. The proposal also allows for phased-in implementation and market rules tailored to each region. The FERC also indicated that divestiture is not required to achieve independent operation of the transmission system. Companies may remain vertically integrated under an RTO or ISO. Additionally, as proposed, each RTO or ISO would be required to have a clear transmission cost recovery policy outlined in its tariff.

KCP&L has a wholly-owned unregulated subsidiary, HSS, that holds a residential services investment, Worry Free. In June 2003, HSS completed the disposition of its interest in RSAE.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$247.9	$247.9	$482.8	$447.6
Fuel	(37.1)	(35.4)	(74.5)	(69.4)
Purchased power	(15.8)	(12.3)	(31.9)	(23.2)

Revenues, net of
fuel and purchased power	195.0	200.2	376.4	355.0
Other operating expenses	(106.0)	(97.3)	(209.7)	(208.6)
Depreciation and depletion	(35.0)	(36.4)	(69.9)	(72.6)
Gain (loss) on property	(0.1)	0.2	(0.1)	0.2

Operating income	53.9	66.7	96.7	74.0
Non-operating income (expenses)	(0.9)	(0.4)	(2.2)	(2.0)
Interest charges	(17.6)	(21.2)	(35.4)	(40.2)
Income taxes	(13.4)	(17.8)	(24.0)	(11.3)
Discontinued operations	(7.5)	(0.2)	(8.7)	(1.4)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)

Net income	$14.5	$27.1	$26.4	$16.1

Consolidated KCP&L earnings from continuing operations decreased $5.3 million due to decreased earnings from KCP&L of $5.0 million for the three months ended June 30, 2003, compared to the same period of 2002. KCP&L revenue, net of fuel and purchased power decreased $5.1 million primarily due to decreased retail revenues as a result of mild June 2003 weather and the effect of the January 2003 Kansas rate reduction partially offset by a 35% increase in wholesale MWh sales at higher wholesale prices. Increased operating and maintenance expenses including pension and plant maintenance expenses were partially offset by a decrease in interest expense.

Consolidated KCP&L earnings from continuing operations increased $14.6 million due to increased earnings from KCP&L of $15.3 million year to date June 30, 2003, compared to the same period of 2002. KCP&L revenue, net of fuel and purchased power increased $21.8 million primarily due to a significant increase in wholesale MWhs sold at higher wholesale prices and favorable first quarter 2003 weather partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. This increase combined with a $4.8 million decrease in interest expense more than offset a $5.9 million increase in pension expense and a $5.1 million increase in power plant maintenance. The amortization of the Missouri jurisdictional portion of the storm costs totaled $2.3 million year to date June 30, 2003. Year to date June 30, 2002, KCP&L expensed $16.0 million for the Kansas jurisdictional portion of the storm costs.

Discontinued operations for the 2003 periods includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $0.4 million and $1.6 million during the three months ended and year to date, respectively. Losses from RSAE during the three months ended and year to date June 30, 2002, of $0.2 million and $1.4 million, respectively have been reclassified and are presented as discontinued operations. Additionally, year to date June 30, 2002, earnings reflect the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2003	2002	Change	2003	2002	Change

Retail revenues	(millions)			(millions)
Residential	$81.4	$84.2	(3)	$153.8	$154.0	-
Commercial	103.5	110.2	(6)	193.3	196.7	(2)
Industrial	24.4	26.4	(8)	45.3	46.2	(2)
Other retail revenues	2.1	2.1	1	4.2	4.3	-

Total retail	211.4	222.9	(5)	396.6	401.2	(1)
Wholesale revenues	32.4	21.1	53	78.7	38.6	104
Other revenues	3.5	3.2	10	6.4	6.3	1

KCP&L electric revenues	247.3	247.2	-	481.7	446.1	8
Subsidiary revenues	0.6	0.7	(30)	1.1	1.5	(30)

Consolidated KCP&L revenues	$247.9	$247.9	-	$482.8	$447.6	8

	Three Months Ended			Year to Date
	June 30%			June 30%
	2003	2002	Change	2003	2002	Change

Retail MWh sales	(thousands)			(thousands)
Residential	1,070	1,080	(1)	2,224	2,149	4
Commercial	1,653	1,726	(4)	3,282	3,282	-
Industrial	503	522	(4)	982	948	4
Other retail MWh sales	22	19	7	42	41	3

Total retail	3,248	3,347	(3)	6,530	6,420	2
Wholesale MWh sales	1,341	998	35	2,831	1,853	53

KCP&L electric MWh sales	4,589	4,345	6	9,361	8,273	13

Retail revenues decreased $11.5 million for the three months ended and $4.6 million year to date June 30, 2003, compared to the same periods of 2002. Mild June 2003 weather was the primary reason for the decrease in the three months ended which was more than offset in the year to date period by favorable weather earlier in 2003 and continued load growth. The Kansas rate reduction effective January 1, 2003 decreased retail revenues approximately $3.0 million for the three months ended and $5.6 million year to date June 30, 2003. See Critical Accounting Policies for additional information. Less than 1% of revenues include an automatic fuel adjustment provision.

Wholesale revenues increased $11.3 million for the three months ended and $40.1 million year to date. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. In addition to these factors, a more focused sales effort helped increase MWh sales by 35% for the three months ended and 53% year to date. Additionally, average market prices per MWh of power sold increased 18% for the three months ended and 50% year to date compared to the same periods of 2002. The increase was driven by increased natural gas prices.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L’s procurement strategies continue to provide delivered coal costs below the regional average. The cost per MWh for purchased power is significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically. Fossil plants averaged 75% of total generation and the nuclear plant the remainder over the last three years.

Fuel costs increased $1.7 million for the three months ended and $5.1 million year to date June 30, 2003, compared to the same periods of 2002. MWh generated increased 4% and 12% for the same periods, respectively. The increase in MWh generated was partially offset by lower fuel cost per MWh.

Purchased power expenses increased $3.5 million for the three months ended and $8.7 million year to date June 30, 2003 compared to the same periods of 2002. The three months ended increase is due to a 28% increase in MWh purchased combined with a 15% increase in the average price per MWh driven by increased natural gas prices. The primary reason for the year to date increase was a 40% increase in the average price per MWh purchased, driven by increased natural gas prices.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $8.7 million for the three months ended June 30, 2003, compared to the same period of 2002 primarily due to the following:

o	increased pension expense of $2.9 million due to a significant decline in the market value of plan assets
o	increased plant maintenance expense of $3.0 million for plant outages
o	increased transmission expenses of $1.5 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and increased MWh of purchased power

Consolidated KCP&L’s other operating expenses increased $1.1 million year to date June 30, 2003, compared to the same period of 2002 primarily due to the following:

o	expensing in 2002 $16.0 million of the Kansas jurisdictional portion of the January 2002 ice storm and amortizing in
2003 $2.3 million of the Missouri jurisdictional portion of the ice storm
o	increased pension expense of $5.9 million due to a significant decline in the market value of plan assets
o	increased plant maintenance expense of $5.1 million for plant outages
o	increased transmission expenses of $2.5 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and increased MWh of purchased power

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense decreased $1.4 million for the three months ended and $2.7 million year to date June 30, 2003, compared to the same periods of 2002 primarily due to the change to a 60 year life for Wolf Creek pursuant to the 2002 KCC stipulation and agreement. The change decreased depreciation expense approximately $2.0 million and $3.9 million for the three months ended and year to date June 30, 2003 periods, respectively. See Critical Accounting Policies for additional information.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges decreased $3.6 million for the three months ended and $4.8 million year to date June 30, 2003, compared to the same periods of 2002 primarily due to lower levels of outstanding debt as a result of the repayment of $124.0 million of medium-term notes in 2003. Lower interest rates on variable rate debt compared to the prior year periods also contributed to the decreases.

Wolf Creek
Wolf Creek, a nuclear unit, is 20% of KCP&L’s base load generating capacity and 14% of KCP&L’s total generating capacity, including the second quarter 2003 addition of five leased combustion turbines that added peaking capacity. Wolf Creek’s operating performance has remained strong over the last three years, contributing an average of 25% of KCP&L’s annual MWh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L’s generating units.

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

There has been significant opposition and delays to, development of a low-level radioactive waste disposal facility. See Note 6 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at June 30, 2003. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 6 to the consolidated financial statements.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity that Strategic Energy purchases under long-term contracts to manage its customers’ electricity needs. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Strategic Energy operates in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts, Texas, Michigan and New Jersey. During the second quarter of 2003, Strategic Energy delivered power to its first customers in the Michigan market, and announced expansion into the New Jersey market anticipating beginning power delivery to New Jersey customers during the second half of 2003. This expands Strategic Energy’s operations into eight of the sixteen states that offer retail choice. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy’s indirect ownership in Strategic Energy totals 89%. In the normal course of business, Great Plains Energy and KLT Inc. provide financial or performance assurance to third parties on behalf of Strategic Energy in the form of guarantees to those third parties. Additionally, Great Plains Energy provides guarantees and indemnities supporting letters of credit and surety bonds obtained by Strategic Energy. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy’s intended business purposes.

At June 30, 2003, Strategic Energy provided power supply coordination services on behalf of approximately 39,600 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse. Strategic Energy served approximately 5,400 customers, including numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 8.1 million for the remainder of 2003 and 10.8 million, 6.9 million, and 1.6 million for the years 2004 through 2006, respectively. Strategic Energy expects to also supply additional MWh sales in these years through growth in existing markets by re-signing existing customers and by signing new customers as well as through expansion into new markets.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases. All of the swap agreements are currently designated as cash flow hedges resulting in the difference between the market value of energy and the hedge value being recorded as other comprehensive income (loss). At June 30, 2003, the accumulated comprehensive gain, net of income taxes and minority interest, reflected in Great Plains Energy’s consolidated statements of capitalization included a $0.1 million gain related to such cash flow hedges. However, substantially all of the energy hedged with the swaps has been sold to customers through contracts at prices different than the fair market value used to value the swaps. Therefore, Strategic Energy does not anticipate realizing the gain represented in comprehensive income.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid and to standardize wholesale energy market rules. Strategic Energy has evaluated the impact of the proposed rulemaking on its operations and provided comments to the FERC that are generally supportive of the provisions of the proposal, but suggested some changes to the proposed rule. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, in response to comments received on its proposed rulemaking. In the white paper, the FERC stressed that state authorities will play a significant role in RTO and ISO formation through the establishment of Regional State Committees. The proposal also allows for phased-in implementation and market rules tailored to each region.

Strategic Energy Supplier Concentration and Credit Risk
Credit risk represents the loss that Strategic Energy could incur if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further reduces credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

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

Strategic Energy enters into forward contracts with multiple suppliers. At June 30, 2003, Strategic Energy’s five largest suppliers under forward supply contracts represented 60% of the total future committed purchases. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of June 30, 2003. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

	(millions)				(millions)
External rating
Investment Grade	$17.3	$-	$17.3	1	$12.1
Non-Investment Grade	39.5	23.2	16.3	2	16.3
Internal rating
Investment Grade	1.1	-	1.1	-	-
Non-Investment Grade	51.5	51.5	-	-	-

Total	$109.4	$74.7	$34.7	3	$28.4

	Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure

	(millions)
External rating
Investment Grade	$13.8	$3.5	$-	$17.3
Non-Investment Grade	24.3	12.8	2.4	39.5
Internal rating
Investment Grade	0.9	0.2	-	1.1
Non-Investment Grade	43.4	7.3	0.8	51.5

Total	$82.4	$23.8	$3.2	$109.4

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt Standard & Poor’s rating of BBB- or a Moody’s rating of Baa3. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral is impacted primarily by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties Strategic Energy is exposed to and excludes counterparties exposed to Strategic Energy.

At June 30, 2003, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $91.0 million of which 74% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $74.7 million limiting its exposure to these non-investment grade counterparties to $16.3 million at June 30, 2003, of which $8.7 million was related to Mirant Americas Energy Marketing, LP (Mirant), as discussed below.

In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court entered an Interim Order, which authorized Mirant to comply with the terms of its prepetition trading contracts. In accordance with the Master Power Purchase and Sale Agreement and the ISDA Master Agreement between Strategic Energy and Mirant, the $10.0 million collateral threshold limit in both agreements was reduced to zero upon the bankruptcy filing. At the time of the petition filing, exposure to Mirant was $18.0 million for physical transactions and $0.4 million for financial transactions with Strategic Energy holding collateral of $8.9 million. Upon reduction of the collateral thresholds to zero, Mirant provided the additional $9.5 million of collateral required at that time under Strategic Energy’s contracts. Mirant has moved to assume its contracts with Strategic Energy and the hearing to assume the contracts and to finalize the Interim Order is scheduled for August 21, 2003.

Strategic Energy is continuing to pursue a strategy of contracting with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to address counterparty issues with strict margining and collateral requirements, netting of credit exposures against payable balances, preferences for higher credit quality counterparties and, in some cases, replacement of lower quality counterparty contracts.

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$255.2	$201.2	$484.4	$347.6
Purchased power	(226.1)	(175.9)	(426.0)	(300.9)

Revenues, net of
purchased power	29.1	25.3	58.4	46.7
Other operating expenses	(9.5)	(8.2)	(18.9)	(15.2)
Depreciation	(0.4)	(0.2)	(0.7)	(0.4)

Operating income	19.2	16.9	38.8	31.1
Non-operating income (expenses)	(1.8)	(2.8)	(3.9)	(5.2)
Interest charges	(0.2)	(0.1)	(0.3)	(0.2)
Income taxes	(7.6)	(5.8)	(15.2)	(10.6)

Net income	$9.6	$8.2	$19.4	$15.1

Strategic Energy’s earnings increased $1.4 million for the three months ended and $4.3 million year to date June 30, 2003, compared to the same periods of 2002. The increased net income for the three months ended and year to date is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets. In addition to continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002. These increases were partially offset by increased general and administrative expenses including employee related expenses and income taxes due to increased sales in states with higher income tax rates. Also, total gross margin per MWh decreased to $7.58 for the three months ended and $7.64 year to date June 30, 2003, compared to $8.49 for the three months ended and $8.94 year to date June 30, 2002. The total gross margin per MWh for 2003 is expected to be in the range of $7.00 to $7.25. The decreases in gross margin per MWh for the three months ended and year to date comparative periods was primarily due to the roll-off of higher margin contracts that were obtained during periods of high market price volatility in late 2000 and early 2001 and to a lesser extent due to slightly increased competition.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $54.0 million for the three months ended and $136.8 million year to date June 30, 2003, compared to the same periods in 2002. The following table reflects Strategic Energy’s operating revenues.

	Three Months Ended			Year to Date
	June 30%			June 30%
	2003	2002	Change	2003	2002	Change

	(millions)			(millions)
Electric - Retail	$249.2	$194.3	28	$470.7	$333.1	41
Electric - Wholesale	5.7	6.7	(15)	13.1	13.9	(6)
Other	0.3	0.2	27	0.6	0.6	(2)

Total Operating Revenues	$255.2	$201.2	27	$484.4	$347.6	39

At June 30, 2003, Strategic Energy served approximately 5,400 customers, compared to approximately 4,600 customers at June 30, 2002. These customers represented approximately 39,600 accounts and 27,500 accounts at June 30, 2003 and 2002, respectively. Strategic Energy has added approximately

200 customers since the beginning of 2003. Strategic Energy may provide periodic billing credits to its customers resulting from its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $54.9 million for the three months ended and $137.6 million year to date June 30, 2003, compared to the same periods in 2002, primarily due to increased retail MWh sales, partially offset by a 2% decrease for the three months ended and a 4% decrease year to date in average retail revenues per MWh. Retail MWhs sold increased approximately 31% to 3.8 million for the three months ended June 30, 2003, from 2.9 million for the same period in 2002. Retail MWhs sold increased approximately 48% to 7.7 million year to date June 30, 2003, from 5.2 million for the same period in 2002. The increases in MWh sales resulted primarily from strong sales efforts in re-signing customers as well as signing new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. Several factors contribute to changes in the average retail revenues per MWh, including the underlying price of the commodity, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity is recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $51.1 million for the three months ended and $105.1 million year to date June 30, 2003, compared to $28.9 million for the three months ended and $50.2 million year to date June 30, 2002.

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

Purchased power increased $50.2 million for the three months ended and $125.1 million year to date June 30, 2003, compared to the same periods in 2002, primarily due to 31% and 48% increases in MWh purchases for the three months ended and year to date, respectively, to supply the increase in retail MWh sales discussed above. The effect of the year to date increase in MWh purchases was partially offset by a 2% decrease in the cost per MWh of purchased power.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses as a percentage of operating revenues decreased to 3.7% for the three months ended and 3.9% year to date June 30, 2003, from 4.1% for the three months ended and 4.4% year to date June 30, 2002, due to Strategic Energy’s efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy experienced increased labor and benefits as well as other general and administrative expenses for the three months ended and year to date June 30, 2003, compared to the same periods in 2002. The increase is primarily due to higher labor and benefit costs from the addition of employees, higher profit sharing and deferred compensation expense which are tied to earnings and financial performance, and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Strategic Energy Non-operating Income (Expenses)
Strategic Energy’s non-operating income (expenses) includes non-operating income less minority interest expense and non-operating expenses. Minority interest expense represents the share of Strategic Energy’s net income not attributable to Great Plains Energy’s indirect ownership interest in Strategic Energy. For the three months ended and year to date June 30, 2003, non-operating income (expenses) decreased $1.0 million and $1.3 million, respectively, primarily due to a decrease in minority interest expense resulting from Great Plains Energy’s acquisition of an additional 5.8% indirect ownership interest in Strategic Energy during the fourth quarter of 2002.

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

KLT Gas’ leased properties are primarily located in Colorado, Kansas and Wyoming with some leases in Nebraska and Texas. These leased properties cover approximately 249,000 undeveloped acres. The testing of this acreage is in accordance with KLT Gas’ exploration plan and capital budget. The timing of the testing may vary from current plans based upon obtaining the required environmental and regulatory approvals and permits and future changes in market conditions.

In March 2003, KLT Gas completed the sale of approximately 30,000 undeveloped acres in Kansas. KLT Gas follows the full cost accounting method for its natural gas properties, under which the acreage sale was accounted for as an adjustment to capitalized costs with no gain recognized in earnings.

During the first half of 2003, KLT Gas leased additional acreage in the Rocky Mountain region. Exploration of the newly acquired acreage is anticipated to begin during the second half of 2003. In addition, KLT Gas continued to test a new prospect in Colorado as well as the development of a pilot project in the Powder River Basin and two additional projects in the Rocky Mountain region.

Gas Property and Investments
In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. KLT Gas did not change or reclassify contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet upon adoption of SFAS No. 142. KLT Gas management believes its classification of such mineral rights under the full cost method of accounting for natural gas properties, which is consistent with industry practice, is appropriate.

However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS No. 141 and 142 require contractual mineral rights to be classified as intangible assets. Based on the results of the deliberations, if management determines reclassification is necessary, KLT Gas’ gas property and investments would be reduced by $8.3 million and $6.0 million and intangible assets would have increased by a like amount at June 30, 2003, and December 31, 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any required reclassification would not impact Great Plains Energy’s cash flows or results of operations.

KLT Gas Results of Operations
The following table summarizes KLT Gas’ comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$0.3	$(0.1)	$0.7	$0.1
Other operating expenses	(1.4)	(2.5)	(2.9)	(5.0)
Depreciation and depletion	(0.1)	(0.1)	(0.4)	(0.4)
Loss on property	-	(0.1)	(9.0)	(0.2)

Operating loss	(1.2)	(2.8)	(11.6)	(5.5)
Non-operating income (expenses)	0.7	-	0.7	0.3
Interest charges	(0.4)	-	(0.6)	-
Income taxes	0.3	2.5	4.4	4.8

Net loss	$(0.6)	$(0.3)	$(7.1)	$(0.4)

KLT Gas’ loss increased $0.3 million for the three months ended and $6.7 million year to date June 30, 2003, compared to the same periods of 2002. Throughout 2002 and the first half of 2003, KLT Gas has been developing and testing gas properties, as well as continuing production at its South Texas properties. Additionally, KLT Gas’ net loss year to date June 30, 2003, includes a first quarter 2003 impairment of $9.0 million on a Rocky Mountain project, which reduced earnings by $5.5 million. The impairment was in response to lower revised estimates of future gas production from that property.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $1.4 million and $2.8 million for the three months ended and year to date June 30, 2002, respectively. The law that allowed substantially all of these credits expired at the end of 2002.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.‘s (KLT Investments) earnings for the three months ended June 30, 2003, totaled $3.9 million (including an after tax reduction of $0.1 million in its affordable housing investment) compared to earnings of $2.7 million for the three months ended June 30, 2002 (including an after tax reduction of $1.1 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $4.8 million and $4.9 million in the three months ended June 30, 2003 and 2002, respectively. Earnings year to date June 30, 2003, totaled $6.2 million (including an after tax reduction of $1.6 million in its affordable housing investment) compared to earnings of $3.2 million year to date June 30, 2002 (including an after tax reduction of $4.5 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $9.5 million and $9.6 million year to date June 30, 2003 and 2002, respectively.

At June 30, 2003, KLT Investments had $64.4 million in affordable housing limited partnerships. Approximately 67% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $42.1 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, pretax reductions in affordable housing investments were $0.2 million for the three months ended and $2.5 million year to date June 30, 2003, compared to $1.8 million for the three months ended and $7.1 million year to date June 30, 2002. Pretax reductions in affordable housing investments are estimated to be $10 million for the remainder of 2003 and $7 million, $10 million, and $3 million for the years 2004 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2003 through 2006.

Subsidiary of KLT Telecom Files for Bankruptcy — DTI
The accounting treatment related to DTI and its 2001 bankruptcy is complex and is addressed in greater detail in Note 19 to the consolidated financial statements of the Companies’ 2002 annual report on Form 10-K. Additionally, Note 7 of the consolidated financial statements in this quarterly report on Form 10-Q is incorporated by reference in this portion of Management’s Discussion and Analysis. Both notes should be read as a component of this discussion.

On December 31, 2001, a subsidiary of KLT Telecom, Holdings and its subsidiaries, Digital Teleport and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called “DTI”.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC, a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003. The Asset Sale produced approximately $38 million of cash proceeds, including $3.8 million of escrowed proceeds.

DTI filed a joint Chapter 11 plan, based on the provisions of settlement agreements which are discussed below. The Chapter 11 plan was confirmed by the Bankruptcy Court of June 11, 2003, and became effective on June 24, 2003. After providing for certain reserves and payment of secured and priority claims, an initial distribution of 82.5 cents on each dollar of approved claims was made by Digital Teleport to its creditors (other than KLT Telecom), a $13.8 million distribution was made by Holdings to its creditors, and an initial distribution of approximately $14.9 million was made by Digital Teleport to KLT Telecom (net of the approximate $13.8 million paid by KLT Telecom to Holdings, as discussed below). Additionally, KLT Telecom anticipates that it will realize approximately $21 million of cash tax benefits in late 2003. Pending final resolution of certain items, the Company recorded a net gain of $25.9 million or $0.37 per share during the second quarter of 2003 related to the DTI bankruptcy. The impact on net income is primarily due to the net effect of the Chapter 11 plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance, and the reversal of $5 million debtor in possession financing previously reserved.

Settlement agreements entered into by Digital Teleport and Holdings, which provided the basis of the Chapter 11 plan, were also approved by the Bankruptcy Court in its June 11, 2003, confirmation order. In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement provides that unsecured creditors will receive up to 90 cents on each dollar of approved claims after the consummation of the Asset Sale, and that the remaining estate balance after the payment of administrative expenses and all other claims will be distributed to KLT Telecom. The Teleport Settlement Agreement resolves all material issues and disputes among the parties to that agreement.

In addition, in the Holdings bankruptcy case, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the senior discount notes issued by Holdings) (Trustee) and three principal noteholders of Holdings (the Noteholders) entered into a Settlement Agreement and Plan Term Sheet as of March 14, 2003 (Holdings Settlement Agreement). Under the Holdings Settlement Agreement, KLT Telecom paid to the Holdings bankruptcy estate approximately $13.8 million from the distribution that KLT Telecom received under the Teleport Settlement Agreement. The Holdings Settlement Agreement resolves all material issues and disputes among the parties to that agreement.

Because DTI filed for bankruptcy protection under the U.S. Bankruptcy Code, KLT Telecom no longer had control over nor could it exert significant influence over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and presented on the cost basis. Because of this de-consolidation, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI since December 31, 2001.

Significant Balance Sheet Changes
      (June 30, 2003 compared to December 31, 2002)

o	Great Plains Energy's restricted cash and supplier collateral increased $88.5 million due to cash collateral provided to Strategic Energy from suppliers to cover portions of credit exposure.
o	Great Plains Energy and consolidated KCP&L's assets and liabilities of discontinued operations are the result of the disposition of RSAE. RSAE's assets and liabilities were reclassified and presented separately as prescribed under SFAS No. 144. As of June 30, 2003, the RSAE disposition was complete and the assets and liabilities of discontinued operations were removed.
o	Great Plains Energy's other current assets increased $11.9 million primarily due to an $8.8 million increase in consolidated KCP&L´s other current assets. Consolidated KCP&L´s other current assets increased primarily due to a $1.2 million increase in KCP&L´s gas derivative hedging instruments and increases in KCP&L´s prepaid expenses of $7.3 million primarily due to prepaid supply contracts.
o	Great Plains Energy's other nonutility property and investments decreased $12.8 million primarily due to the June
2003 sale of a KLT Telecom building with a December 31, 2002 book value of $2.8 million and KLT Investments' 2003 sale of $7.1 million of trading securities.

o	Great Plains Energy and consolidated KCP&L´s regulatory assets increased $14.4 million primarily due to an $84.5 million increase in KCP&L´s regulatory assets due to the $80.9 million cumulative effect of adopting SFAS No. 143 on January 1, 2003, and KCP&L´s ability to defer items on the balance sheet resulting from the effects of the ratemaking process. Current year asset retirement obligation activity of $3.6 million has also increased regulatory assets. This increase was partially offset by a $64.6 million decrease due to the reclassification of accrued nuclear decommissioning costs at January 1, 2003, to a contra regulatory asset as these amounts have already been considered in the ratemaking process. Current year activity for the decommissioning cost accrual of
$5.9 million has also decreased the regulatory asset.
o	Great Plains Energy's notes payable increased $115.1 million primarily due to Great Plains Energy's additional borrowings of $119.0 million on its short-term credit facility that was primarily used to make a $100.0 million capital contribution to KCP&L and repay notes outstanding at December 31, 2002, related to the acquisition of an additional interest in Strategic Energy and a $28.0 million increase in consolidated KCP&L´s notes payable.
Consolidated KCP&L´s notes payable increased primarily due to KCP&L borrowing $3.2 million on its short-term credit facility and a $25.0 million inter-company loan from Great Plains Energy to HSS primarily related to the disposition of RSAE.
o	Great Plains Energy and consolidated KCP&L´s commercial paper increased $16.7 million due to additional borrowings at
KCP&L as expenditures exceeded cash receipts.
o	Great Plains Energy's current maturities of long-term debt decreased $128.4 million due to KLT Investments paying down $8.5 million of affordable housing notes offset by a $4.1 million increase in the current portion of affordable housing notes and a $124.0 decrease in consolidated KCP&L´s current maturities of long-term debt.
Consolidated KCP&L´s current maturities of long-term debt decreased due to KCP&L retiring $124.0 million of medium-term notes primarily with proceeds from the capital contribution from Great Plains Energy.
o	Great Plains Energy's accounts payable increased $32.2 million primarily due to a $22.6 million increase in Strategic
Energy's accounts payable due to the strong growth in its power supply coordination services and an $11.9 million increase in consolidated KCP&L´s accounts payable due to the timing of cash payments.
o	Great Plains Energy's accrued taxes decreased $15.8 million primarily due to a $5.4 million decrease in consolidated
KCP&L´s accrued taxes and the reversal of a $15.8 million tax valuation allowance for DTI. Consolidated KCP&L´s accrued taxes decreased primarily due to HSS' $21.5 million accrued tax benefit for capital losses associated with the disposition of RSAE partially offset by KCP&L´s $11.9 million payment to Kansas for a portion of 2002 property taxes.
o	Great Plains Energy and consolidated KCP&L´s asset retirement obligation increased $103.7 million and $102.4 million, respectively due to adopting SFAS No. 143 on January 1, 2003.
o	Great Plains Energy and consolidated KCP&L´s accrued nuclear decommissioning costs decreased $64.6 million due to
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

Great Plains Energy’s liquid resources at June 30, 2003, included cash flows from operations of subsidiaries, $78.0 million cash and cash equivalents on hand and $231.6 million of unused bank lines of credit. The unused lines consisted of $110.1 million from KCP&L’s short-term bank lines of credit, $29.5 million from Strategic Energy’s revolving credit facility, and $92.0 million from Great Plains Energy’s revolving credit facility. See the debt agreements section below for more information on these agreements.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy and consolidated KCP&L year to date June 30, 2003, compared to the same period of 2002 is due to increased net income before non-cash expenses and the changes in working capital detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Utility capital expenditures and the allowance for borrowed funds used during construction increased $13.4 million year to date June 30, 2003, compared to 2002 primarily due to transmission plant and nuclear fuel additions partially offset by 2002 capital expenditures of $14.7 million related to the January 2002 ice storm and insurance proceeds from Hawthorn No. 5 received in 2003. Additionally, Great Plains Energy received proceeds of $14.9 million as a result of the June confirmation of the restructuring plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc.

The change in Great Plains Energy and consolidated KCP&L’s cash flows from financing activities reflects the equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption. An additional $20.0 million of KCP&L’s medium-term notes were retired during the second quarter of 2003. The increase in dividends paid by Great Plains Energy is primarily attributable to the public offering of 6.9 million of common shares in late 2002.

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

As a registered public utility holding company, Great Plains Energy must receive authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act) to issue equity or debt. Great Plains Energy is currently authorized to issue up to $450.0 million of debt and equity. Great Plains Energy has utilized $423.8 million of this amount as follows: (i) $39.0 million in preferred stock issued in connection with the October 1, 2001, reorganization; (ii) $225.0 million in revolving credit facilities and (iii) $159.8 million in common equity issued in a public offering and in connection with IEC’s acquisition of an indirect ownership interest in Strategic Energy. Great Plains Energy has filed an application with the SEC seeking authorization to issue an additional $750 million in debt and equity over the $450 million currently authorized and anticipates the SEC will act on the application in 2003.

KCP&L anticipates filing a shelf registration statement for up to $255 million of senior and subordinated debt securities, trust preferred securities and related guarantees in the current year. This will preserve KCP&L’s flexibility to access the capital markets.

In the third quarter of 2003, KCP&L will remarket its 1998 Series C EIRR bonds totaling $50.0 million. The bonds are classified as current liabilities in the June 30, 2003 balance sheet. The bonds were initially issued with a five-year fixed interest rate and a final maturity of 2017.

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 4 to the consolidated financial statements.

Debt Agreements
Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a MAC clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0. At June 30, 2003, the Company was in compliance with these covenants.

Strategic Energy syndicated a secured revolving credit facility for up to $95 million with a group of banks in the second quarter of 2003. This facility is partially guaranteed by Great Plains Energy. The new agreement replaced a $30 million bank line of credit and a $25 million letter of credit facility. The new facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $25.0 million at June 30, 2003. At June 30, 2003, Strategic Energy had a minimum fixed charge ratio of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At June 30, 2003, $32.4 million in letters of credit had been issued under the agreement, leaving $29.5 million of capacity available for loans and additional letters of credit. In July 2003, to increase the available borrowing base, Great Plains Energy increased its guarantee to $40 million. During July and early August 2003, approximately $25 million in additional letters of credit were issued under the agreement. The line has a 364-day term that may be extended for an additional year by Strategic Energy with mutual agreement of the parties. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0. At June 30, 2003, Strategic Energy was in compliance with these covenants.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $130.0 million with six banks (as of June 30, 2003). KCP&L uses these lines to provide support for its issuance of commercial paper. KCP&L had $16.7 million of commercial paper and $3.2 million of notes payable outstanding at June 30, 2003, which were both repaid in July 2003. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. KCP&L has MAC clauses in two agreements covering $50.0 million of available bilateral credit lines. These two facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under one of these agreements totaling $35 million, KCP&L is able to access the facility even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times. At June 30, 2003, KCP&L was in compliance with the covenant.

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

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At June 30, 2003, KLT Investments had $11.2 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L maintains its common equity at not less than 35% of total capitalization. Additionally, Great Plains Energy maintains its consolidated common equity at not less than 30% of total consolidated capitalization.

Pensions
KCP&L maintains defined benefit plans for substantially all of its employees. The plans are funded on an actuarial basis to provide assets sufficient to meet the benefit obligation to participants upon their retirement and to meet the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Due to sharp declines in debt and equity returns since the third quarter of 2000, the value of plan assets to satisfy pension plan obligations has decreased significantly. As a result, under the minimum funding requirements of ERISA, contributions have increased accordingly. KCP&L will be required to fund approximately $9.7 million in 2003 ($7.7 million was funded as of June 2003) and $21.3 million in 2004. Contributions of $1.6 million and $1.0 million were made in 2002 and 2001, respectively.

Participants in the plans can elect to receive benefits in either a lump-sum payment or an annuity upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with KCP&L being required to accelerate future funding.

Due to uncertain market conditions and other factors used to estimate future cash requirements, additional funding may be required in future years. Under the terms of the pension plans, KCP&L reserves the right to amend or terminate the plans, and from time to time benefits have changed.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s projected lease obligations have decreased approximately 11-12% for 2003 through 2006. The overall decrease is 6% of the total lease obligations of both registrants. The decrease is due to the change in the projected cost of the combustion turbines under the synthetic lease, lower projected interest rates and the disposition of RSAE in June 2003. These lease obligations exclude a commitment to either purchase the leased combustion turbines at termination of the construction leasing agreement for a price equal to amounts expended by the Lessor or sell the turbines on behalf of the Lessor while guaranteeing to the Lessor a residual value which may be up to 83.21% of the project cost. See Note 6 to the consolidated financial statements for additional information.

Great Plains Energy’s other long-term obligations, net increased approximately 22% at June 30, 2003, over the $1,466.3 million level at December 31, 2002, reflecting increases of approximately $200 million, $90 million, $16 million and $15 million in 2004 through 2007, respectively, for new Strategic Energy purchased power contracts. All other contractual cash obligations for Great Plains Energy and consolidated KCP&L were relatively unchanged at June 30, 2003, compared to December 31, 2002.

Guarantees
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.

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

Great Plains Energy’s total guarantees at June 30, 2003, decreased $32.0 million from the December 31, 2002, total of $241.0 million reflecting the repayment of the RSAE line of credit ($25.0 million at December 31, 2002) and a decrease in the credit support guarantees Great Plains Energy provides on behalf of Strategic Energy for its power purchases and regulatory requirements.

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

Adoption of SFAS No. 149
SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The accounting profession is currently considering differing interpretations of the provisions of this statement therefore, the effects, if any, on Great Plains Energy’s and consolidated KCP&L’s financial condition and results of operations have not yet been determined.

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

ITEM 4. CONTROLS AND PROCEDURES

Great Plains Energy and KCP&L carried out evaluations, under the supervision and with the participation of each company’s management, including the chief executive officer and chief financial officer of those companies and those companies’ disclosure committee, of the effectiveness of the companies’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L have concluded, as of the end of the period covered by this report, that the disclosure controls and procedures of those companies are functioning effectively to provide reasonable assurance that the information required to be disclosed by those companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change to Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

Part II – Other Information

ITEM 1.     LEGAL PROCEEDINGS

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport, Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc. filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code in Case Nos. 01-54369-399, 01-54370-399 and 01-54371-399. These cases were consolidated for joint procedural administration. In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement provides that unsecured creditors will receive up to 90 cents on each dollar of approved claims, and that the remaining estate balance after the payment of administrative expenses and all other claims will be distributed to KLT Telecom. The Teleport Settlement Agreement resolves all material issues and disputes among the parties to that agreement.

In the Holdings bankruptcy case, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an indenture, as amended, relating to the senior discount notes issued by Holdings) (Trustee) and three principal noteholders of Holdings (the Noteholders) entered into a Settlement Agreement and Plan Term Sheet as of March 14, 2003 (Holdings Settlement Agreement). The Holdings Settlement Agreement provides, among other things, for the payment by KLT Telecom to the Holdings bankruptcy estate of approximately $13.8 million from the distribution that KLT Telecom will receive under the Teleport Settlement Agreement. The Holdings Settlement Agreement resolves all material issues and disputes that may exist among the parties to that agreement.

The Teleport Settlement Agreement and the Holdings Settlement Agreement provide that all claims and possible causes of action against KLT Telecom, KLT Inc., Great Plains Energy, KCP&L and all other entities currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group are released by the other parties to those two agreements. Further, KLT Telecom received an assignment of any claims those other parties have against any officer or director of Holdings, Digital Teleport or any other person or entity.

The Teleport Settlement Agreement and the Holdings Settlement Agreement are incorporated into a joint Chapter 11 plan dated March 31, 2003 and filed by the three DTI entities. The Chapter 11 plan was confirmed by the Bankruptcy Court on June 11, 2003, and became effective on June 24, 2003. For further information regarding the DTI bankruptcy proceedings, see Note 7 to the consolidated financial statements, which is incorporated by reference.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy

Great Plains Energy’s annual meeting of shareholders was held on May 6, 2003. The shareholders elected ten directors and ratified the appointment of Deloitte & Touche LLP as independent auditors.

        Election of Directors. Great Plains Energy’s board of directors consists of ten directors, who are elected annually. The ten persons named below were elected, as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until Great Plains Energy’s annual meeting in 2004 and until their successors are elected and qualified.

There were over 59,590,000 votes cast in the election of directors. The voting regarding each nominee was as follows:

		Votes
Nominee	Votes For	Withheld	Total Votes*
B. J. Beaudoin	58,720,408	841,575	59,561,983
D. L. Bodde	58,575,241	841,575	59,416,816
M. A. Ernst	58,590,689	841,575	59,432,264
R. C. Ferguson, Jr	58,587,003	841,575	59,428,578
W. K. Hall	58,702,102	841,575	59,543,677
L. A. Jimenez	58,729,950	841,575	59,571,525
J. A. Mitchell	58,749,402	841,575	59,590,977
W. C. Nelson	58,516,842	841,575	59,358,417
L. H. Talbott	58,658,167	841,575	59,499,742
R. H. West	58,514,221	841,575	59,355,796

         *No votes were cast against the nominees due to cumulative voting.

        Ratification of Independent Auditors   Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2003. The voting regarding the appointment of auditors was as follows:

		Votes
	Votes For	Against	Abstentions	Total Votes
Deloitte & Touche LLP	57,511,824	1,650,701	313,453	59,475,978

KCP&L

KCP&L’s board of directors consists of ten directors, who are elected annually. Great Plains Energy is KCP&L’s sole shareholder. By a unanimous written consent dated as of May 6, 2003, Great Plains Energy, as the sole shareholder, elected the ten directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations.

ITEM 5.     OTHER INFORMATION

Bernard J. Beaudoin, Chairman, President and Chief Executive Officer of Great Plains Energy and Chairman of the Board and Chief Executive Officer of KCP&L, announced on March 13, 2003, his retirement which will be effective by year-end. A search firm has been engaged to select appropriate candidates as the successor. Until a successor is chosen, Mr. Beaudoin will continue his responsibilities.

On April 1, 2003, Great Plains Energy formed Great Plains Energy Services Incorporated (Services), which provides services at cost to Great Plains Energy and certain of its subsidiaries, including KCP&L, as a service company under the 35 Act. Approximately 400 KCP&L employees were transferred to Services. Great Plains Energy does not anticipate any material financial or operational effects on the Company or KCP&L resulting from the creation of Services and the transfer of KCP&L employees.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

      Great Plains Energy Documents

Exhibit
Number	Description of Document

10.1.a	Credit Agreement, dated as of June 11, 2003, by and among Strategic Energy, L.L.C., the financial institutions from time to time parties thereto as lenders, and LaSalle Bank National
Association.

10.1.b	Limited Guaranty issued by Great Plains Energy Incorporated, dated as of June 11, 2003, in favor of the lenders under that certain Credit Agreement, dated as of June 11, 2003, by and among
Strategic Energy, L.L.C., the financial institutions from time to time parties thereto as lenders, and LaSalle Bank National Association.

10.1.c	Guarantee Amount Amendment Agreement dated July 31, 2003, among Great Plains Energy
Incorporated, Strategic Energy, L.L.C. and LaSalle Bank National Association.

10.1.d	Guaranty issued by Great Plains Energy Incorporated, dated as of June 30, 2003, in favor of El
Paso Merchant Energy, L.P.

10.1.e	First Amendment to Guarantee by and between Great Plains Energy Incorporated and El Paso
Merchant Energy, dated as of July 29, 2003.

10.1.f	Second Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C. dated as of May 9, 2003.

10.1.g	Third Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C. dated as of May 30, 2003.

31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Bernard J. Beaudoin

31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker

32.1	Section 1350 Certifications

      Kansas City Power & Light Company

Exhibit
Number	Description of Document

31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of Bernard J. Beaudoin

31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker

32.2	Section 1350 Certifications

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

Great Plains Energy Incorporated filed on June 25, 2003, a report on Form 8-K dated June 23, 2003, including a press release announcing results from the approval of the joint bankruptcy plan filed by its subsidiaries DTI Holdings, Inc., Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.

Great Plains Energy Incorporated filed on July 1, 2003, a report on Form 8-K dated June 30, 2003, including a press release announcing the divestiture of its interest in residential services provider, R.S. Andrews Enterprises, Inc.

Great Plains Energy Incorporated filed on July 24, 2003, a report on Form 8-K dated July 23, 2003, furnishing a press release announcing 2003 second quarter earnings information and affirming 2003 earnings guidance.

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

Kansas City Power & Light Company filed on July 1, 2003, a report on Form 8-K dated June 30, 2003, including a press release announcing the divestiture of its interest in residential services provider, R.S. Andrews Enterprises, Inc.

Kansas City Power & Light Company filed on July 24, 2003, a report on Form 8-K dated July 23, 2003, furnishing a press release announcing 2003 second quarter earnings information and affirming 2003 earnings guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: August 13, 2003	By: /s/Bernard J. Beaudoin
(Bernard J. Beaudoin)
(Chief Executive Officer)

Dated: August 13, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 13, 2003	By: /s/Bernard J. Beaudoin
(Bernard J. Beaudoin)
(Chief Executive Officer)

Dated: August 13, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)