Form 10-Q
period 2003-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2003-11-07
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification Number
0-33207	GREAT PLAINS ENERGY INCORPORATED	43-1916803
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.greatplainsenergy.com

1-707	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Great Plains Energy Incorporated Yes X No _ Kansas City Power & Light Company Yes _ No X

As of November 3, 2003, the number of shares outstanding of (i) Great Plains Energy’s common stock was 69,255,938 and (ii) Kansas City Power and Light Company’s common stock was one, which was held by Great Plains Energy.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the Public Utility Holding Company Act of 1935
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o	financial market conditions including, but not limited to, changes in interest rates and in availability and cost of capital
o	ability to maintain current credit ratings
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost and availability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligations
CO2	Carbon Dioxide
COLI	Corporate Owned Life Insurance
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary HSS
DTI	DTI Holdings, Inc. and its subsidiaries Digital Teleport, Inc.
and Digital Teleport of Virginia, Inc.
Digital Teleport	Digital Teleport, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
Holdings	DTI Holdings, Inc.
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
ISO	Independent Service Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc.
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MISO	Midwest Independent System Operator
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission

Abbreviation or Acronym	Definition

OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SPP	Southwest Power Pool, Inc.
SFAS	Statement of Financial Accounting Standards
Securities Trust	KCP&L Financing I
Services	Great Plains Energy Services Incorporated
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Nuclear Operating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$150,472	$65,294
Restricted cash	16,201	-
Receivables	300,406	197,845
Fuel inventories, at average cost	22,915	21,311
Materials and supplies, at average cost	56,746	50,800
Deferred income taxes	6,021	3,233
Assets of discontinued operations	-	38,298
Other	19,295	16,619

Total	572,056	393,400

Nonutility Property and Investments
Affordable housing limited partnerships	53,520	68,644
Gas property and investments	50,684	45,419
Nuclear decommissioning trust fund	69,646	63,283
Other	39,972	55,520

Total	213,822	232,866

Utility Plant, at Original Cost
Electric	4,523,869	4,428,433
Less-accumulated depreciation	2,036,672	1,885,389

Net utility plant in service	2,487,197	2,543,044
Construction work in progress	45,945	39,519
Nuclear fuel, net of amortization of $132,500 and $121,951	29,993	21,506

Total	2,563,135	2,604,069

Deferred Charges
Regulatory assets	144,497	128,901
Prepaid pension costs	82,648	85,945
Goodwill	26,105	26,106
Other deferred charges	35,810	35,452

Total	289,060	276,404

Total	$3,638,073	$3,506,739

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$115,000	$21,079
Current maturities of long-term debt	59,254	133,181
EIRR bonds classified as current	81,000	81,000
Accounts payable	183,671	172,319
Accrued taxes	101,377	29,238
Accrued interest	12,150	16,121
Accrued payroll and vacations	26,770	27,053
Accrued refueling outage costs	15,439	8,292
Supplier collateral	16,201	-
Liabilities of discontinued operations	-	34,232
Other	28,707	29,071

Total	639,569	551,586

Deferred Credits and Other Liabilities
Deferred income taxes	598,100	602,907
Deferred investment tax credits	38,570	41,565
Asset retirement obligation	105,522	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	77,330	73,251
Other	80,802	76,169

Total	900,324	858,476

Capitalization (see statements)	2,098,180	2,096,677

Commitments and Contingencies (Note 6)

Total	$3,638,073	$3,506,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Capitalization
(Unaudited)

	September 30	December 31
	2003	2002

	(thousands)
Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2007,
7.95%* and 7.55%** weighted-average rate	$500	$55,000
2.16%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(746)	(915)
EIRR bonds
2.12%* and 2.41%** Series A & B due 2015	110,267	109,607
2.12%* and 2.41%** Series D due 2017	41,427	41,183
2.25%* and 4.50%** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)
Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	-
Affordable Housing Notes
7.63%* and 7.84%** weighted-average rate due 2005-08	6,443	10,564

Total	1,060,659	968,207

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	-	150,000

Cumulative Preferred Stock
$100 Par Value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000

Common Stock Equity
Common stock-150,000,000 shares authorized without par value
69,196,322 shares issued, stated value	609,497	609,497
Capital stock premium and expense	(7,415)	(7,744)
Retained earnings (see statements)	425,406	363,579
Treasury stock-3,265 and 152 shares, at cost	(346)	(4)
Accumulated other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(1,796)	927
Minimum pension obligation	(26,825)	(26,785)

Total	998,521	939,470

Total	$2,098,180	$2,096,677

*	Weighted-average rate as of September 30, 2003
**	Weighted-average rate as of December 31, 2002

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Operating Revenues
Electric revenues - KCP&L	$350,056	$334,516	$831,763	$780,654
Electric revenues - Strategic Energy	309,694	232,839	793,470	579,826
Other revenues	1,554	1,431	3,929	3,732

Total	661,304	568,786	1,629,162	1,364,212

Operating Expenses
Fuel	51,407	48,732	125,911	118,089
Purchased power - KCP&L	10,210	15,618	42,151	38,850
Purchased power - Strategic Energy	276,963	205,455	702,909	506,328
Other	76,083	76,693	218,982	210,258
Maintenance	18,152	19,788	64,902	75,233
Depreciation and depletion	35,782	37,127	106,872	110,577
General taxes	28,376	29,202	76,521	74,545
(Gain) Loss on property	(1,617)	323	(13,167)	338

Total	495,356	432,938	1,325,081	1,134,218

Operating income	165,948	135,848	304,081	229,994
Loss from equity investments	(1,125)	(248)	(1,711)	(880)
Minority interest in subsidiaries	(2,492)	(2,890)	(6,967)	(8,245)
Non-operating income	2,017	1,359	5,598	4,851
Non-operating expenses	(11,858)	(4,374)	(18,798)	(16,774)
Interest charges	18,844	22,445	57,735	65,972

Income from continuing operations before
income taxes and cumulative effect of a
change in accounting principle	133,646	107,250	224,468	142,974
Income taxes	49,887	37,334	66,578	38,561

Income from continuing operations
before cumulative effect of a change
in accounting principle	83,759	69,916	157,890	104,413
Loss from discontinued operations, net
of income taxes (Note 9)	-	(1,078)	(8,690)	(2,505)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	-	-	(3,000)

Net income	83,759	68,838	149,200	98,908
Preferred stock dividend requirements	411	411	1,234	1,234

Earnings available for common stock	$83,348	$68,427	$147,966	$97,674

Average number of common shares outstanding	69,189	61,909	69,189	61,901

Basic and diluted earnings per common share
Continuing operations	$1.20	$1.13	$2.27	$1.67
Discontinued operations	-	(0.02)	(0.13)	(0.04)
Cumulative effect	-	-	-	(0.05)

Basic and diluted earnings per common share	$1.20	$1.11	$2.14	$1.58

Cash dividends per common share	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income	$149,200	$98,908
Less: Loss from discontinued operations, net of income taxes	(8,690)	(2,505)

Net income from continuing operations	157,890	101,413
Adjustments to reconcile income to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	106,872	110,577
Amortization of:
Nuclear fuel	10,549	9,501
Other	8,715	8,167
Deferred income taxes (net)	(5,464)	12,507
Investment tax credit amortization	(2,995)	(3,137)
Loss from equity investments	1,711	880
(Gain) Loss on property	(13,167)	338
Deferred storm costs	-	(20,124)
Minority interest	6,967	8,245
Other operating activities (Note 3)	65,107	(7,793)

Net cash from operating activities	336,185	223,574

Cash Flows from Investing Activities
Utility capital expenditures	(108,975)	(98,767)
Allowance for borrowed funds used during construction	(1,006)	(659)
Purchases of investments	(2,632)	(6,276)
Purchases of nonutility property	(16,664)	(7,590)
Proceeds from sale of assets	28,179	3,121
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	327	(5,626)

Net cash from investing activities	(96,831)	(115,797)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,539
Repayment of long-term debt	(132,548)	(237,797)
Net change in short-term borrowings	71,845	(14,420)
Dividends paid	(87,373)	(78,296)
Other financing activities	(6,100)	(6,064)

Net cash from financing activities	(154,176)	(112,038)

Net Change in Cash and Cash Equivalents	85,178	(4,261)
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	65,294	28,175

Cash and Cash Equivalents from Continuing
Operations at End of Period	$150,472	$23,914

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$93
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$952

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Net income	$83,759	$68,838	$149,200	$98,908

Other comprehensive income:
Gain (loss) on derivative hedging instruments	(1,536)	2,088	6,242	7,888
Income tax expense	639	(507)	(2,721)	(2,885)

Net gain (loss) on derivative hedging instruments	(897)	1,581	3,521	5,003

Change in minimum pension obligation	-	-	66	-
Income tax expense	-	-	(26)	-

Net change in minimum pension obligation	-	-	40	-

Reclassification to revenues and expenses, net of tax	(1,915)	(211)	(6,244)	2,596

Comprehensive income	$80,947	$70,208	$146,517	$106,507

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Retained Earnings
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Beginning balance	$370,773	$322,693	$363,579	$344,815
Net income	83,759	68,838	149,200	98,908

	454,532	391,531	512,779	443,723
Dividends declared
Preferred stock - at required rates	411	411	1,234	1,234
Common stock	28,715	25,693	86,139	77,062

Ending balance	$425,406	$365,427	$425,406	$365,427

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$50,550	$171
Restricted cash	1,400	-
Receivables	152,982	67,043
Fuel inventories, at average cost	22,915	21,311
Materials and supplies, at average cost	56,746	50,800
Deferred income taxes	6,021	3,233
Assets of discontinued operations	-	38,298
Other	7,470	7,720

Total	298,084	188,576

Nonutility Property and Investments
Nuclear decommissioning trust fund	69,646	63,283
Other	29,532	32,970

Total	99,178	96,253

Utility Plant, at Original Cost
Electric	4,523,869	4,428,433
Less-accumulated depreciation	2,036,672	1,885,389

Net utility plant in service	2,487,197	2,543,044
Construction work in progress	45,945	39,519
Nuclear fuel, net of amortization of $132,500 and $121,951	29,993	21,506

Total	2,563,135	2,604,069

Deferred Charges
Regulatory assets	144,497	128,901
Prepaid pension costs	82,648	85,945
Other deferred charges	35,537	35,413

Total	262,682	250,259

Total	$3,223,079	$3,139,157

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$25,500	$250
Current maturities of long-term debt	54,500	124,000
EIRR bonds classified as current	81,000	81,000
Accounts payable	63,846	74,390
Accrued taxes	136,106	65,436
Accrued interest	11,716	15,176
Accrued payroll and vacations	19,659	23,591
Accrued refueling outage costs	15,439	8,292
Supplier collateral	1,400	-
Liabilities of discontinued operations	-	34,232
Other	9,118	8,885

Total	418,284	435,252

Deferred Credits and Other Liabilities
Deferred income taxes	627,997	625,705
Deferred investment tax credits	38,570	41,565
Asset retirement obligation	104,057	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	75,974	73,251
Other	52,293	46,124

Total	898,891	851,229

Capitalization (see statements)	1,905,904	1,852,676

Commitments and Contingencies (Note 6)

Total	$3,223,079	$3,139,157

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Capitalization
(Unaudited)

	September 30	December 31
	2003	2002

	(thousands)
Long-term Debt (excluding current maturities)
General Mortgage Bonds
Medium-Term Notes due 2007,
7.95%* and 7.55%** weighted-average rate	$500	$55,000
2.16%* and 2.48%** EIRR bonds due 2012-23	158,768	158,768
EIRR bonds classified as current liabilities	(31,000)	(31,000)
Senior Notes
7.125% due 2005	250,000	250,000
6.500% due 2011	150,000	150,000
6.000% due 2007	225,000	225,000
Unamortized discount	(746)	(915)
EIRR bonds
2.12%* and 2.41%** Series A & B due 2015	110,267	109,607
2.12%* and 2.41%** Series D due 2017	41,427	41,183
2.25%* and 4.50%** Series C due 2017	50,000	50,000
EIRR bonds classified as current liabilities	(50,000)	(50,000)
Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	150,000	-

Total	1,054,216	957,643

Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	-	150,000

Common Stock Equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	662,041	562,041
Retained earnings (see statements)	216,472	209,606
Accumulated other comprehensive income (loss)
Gain on derivative hedging instruments	-	171
Minimum pension obligation	(26,825)	(26,785)

Total	851,688	745,033

Total	$1,905,904	$1,852,676

*	Weighted-average rate as of September 30, 2003
**	Weighted-average rate as of December 31, 2002

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Operating Revenues
Electric revenues	$350,056	$334,516	$831,763	$780,654
Other revenues	601	726	1,691	2,276

Total	350,657	335,242	833,454	782,930

Operating Expenses
Fuel	51,407	48,732	125,911	118,089
Purchased power	10,210	15,618	42,151	38,850
Other	61,400	61,201	177,579	169,904
Maintenance	18,147	19,777	64,891	75,152
Depreciation and depletion	34,983	36,491	104,852	109,028
General taxes	27,646	28,497	74,367	73,189
(Gain) Loss on property	(1,617)	322	(1,517)	99

Total	202,176	210,638	588,234	584,311

Operating income	148,481	124,604	245,220	198,619
Non-operating income	1,698	1,026	3,645	3,688
Non-operating expenses	(2,608)	(2,219)	(6,752)	(6,947)
Interest charges	17,519	20,165	52,959	60,309

Income from continuing operations before
income taxes and cumulative effect
of a change in accounting principle	130,052	103,246	189,154	135,051
Income taxes	51,554	39,817	75,598	51,145

Income from continuing operations before cumulative
effect of a change in accounting principle	78,498	63,429	113,556	83,906
Loss from discontinued operations, net
of income taxes (Note 9)	-	(1,078)	(8,690)	(2,505)
Cumulative effect to January 1, 2002, of
a change in accounting principle	-	-	-	(3,000)

Net income	$78,498	$62,351	$104,866	$78,401

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2003	2002

	(thousands)
Cash Flows from Operating Activities
Net income	$104,866	$78,401
Less: Loss from discontinued operations, net of income taxes	(8,690)	(2,505)

Net income from continuing operations	113,556	80,906
Adjustments to reconcile income to net cash
from operating activities:
Cumulative effect of a change in accounting principle	-	3,000
Depreciation and depletion	104,852	109,028
Amortization of:
Nuclear fuel	10,549	9,501
Other	7,008	5,980
Deferred income taxes (net)	(1,108)	16,385
Investment tax credit amortization	(2,995)	(3,137)
(Gain) Loss on property	(1,517)	99
Deferred storm costs	-	(20,124)
Other operating activities (Note 3)	45,441	2,415

Net cash from operating activities	275,786	204,053

Cash Flows from Investing Activities
Utility capital expenditures	(108,975)	(99,667)
Allowance for borrowed funds used during construction	(1,006)	(659)
Purchases of investments	(2,632)	(2,566)
Purchases of nonutility property	(85)	(171)
Proceeds from sale of assets	3,794	-
Hawthorn No. 5 partial insurance recovery	3,940	-
Other investing activities	(1,617)	(5,952)

Net cash from investing activities	(106,581)	(109,015)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,539
Repayment of long-term debt	(124,000)	(227,000)
Net change in short-term borrowings	3,176	(32,420)
Dividends paid to Great Plains Energy	(98,000)	(92,552)
Equity contribution from Great Plains Energy	100,000	36,000
Other financing activities	(2)	(2,647)

Net cash from financing activities	(118,826)	(94,080)

Net Change in Cash and Cash Equivalents	50,379	958
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	171	103

Cash and Cash Equivalents from Continuing
Operations at End of Period	$50,550	$1,061

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$93
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$952

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Net income	$78,498	$62,351	$104,866	$78,401

Other comprehensive income :
Gain (loss) on derivative hedging instruments	(734)	-	513	422
Income tax expense	287	-	(200)	(165)

Net gain (loss) on derivative hedging instruments	(447)	-	313	257

Change in minimum pension obligation	-	-	66	-
Income tax expense	-	-	(26)	-

Net change in minimum pension obligation	-	-	40	-

Reclassification to revenues and expenses, net of tax	(484)	(39)	(484)	(106)

Comprehensive income	$77,567	$62,312	$104,735	$78,552

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Retained Earnings
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(thousands)
Beginning balance	$202,974	$199,897	$209,606	$219,524
Net income	78,498	62,351	104,866	78,401

	281,472	262,248	314,472	297,925
Dividends declared
Common stock held by Great Plains Energy	65,000	56,875	98,000	92,552

Ending balance	$216,472	$205,373	$216,472	$205,373

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

In management’s opinion, the consolidated interim financial statements reflect all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the applicable financial statements and related notes included in the combined 2002 annual report on Form 10-K of Great Plains Energy and consolidated KCP&L.

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing.

1. ORGANIZATION

Great Plains Energy has five direct subsidiaries:

o	KCP&L is an integrated, regulated electric utility company that serves retail customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy’s three reportable segments. KCP&L’s wholly-owned subsidiary, Home Service Solutions Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). Worry Free provides energy-related residential and commercial services. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 9 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an intermediate holding company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy and KLT Gas are the other two reportable segments of Great Plains Energy. Prior to the confirmation of DTI’s restructuring plan, KLT Inc. held an investment in DTI. See Note 8 for additional information.

o	Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation until market conditions improve or the Company makes further changes in its business strategy. The siting and permitting process is currently focused on two potential new generation sites. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

o	Great Plains Energy Services Incorporated (Services) is a service company created in April 2003 to provide support and administrative services to Great Plains Energy and certain of its subsidiaries.

The operations of Great Plains Energy and its subsidiaries are divided into three reportable segments: KCP&L, Strategic Energy and KLT Gas. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy and KLT Gas and holding company operations.

2. CASH

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $15.2 million at September 30, 2003, and $11.4 million at December 31, 2002.

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

Restricted Cash
KCP&L has received cash collateral from certain wholesale counterparties that is restricted and would become unrestricted in the event of a default by the counterparty. Restricted cash collateral at September 30, 2003, was $1.4 million. There were no such cash collateral deposits at December 31, 2002.

Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement and would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at September 30, 2003, was $14.8 million. There were no such cash collateral deposits at December 31, 2002.

3. SUPPLEMENTAL CASH FLOW INFORMATION

	Year to Date
	September 30

	2003	2002

	(thousands)
Great Plains Energy Other Operating Activities
Cash flows affected by changes in:
Receivables	$(55,405)	$(80,761)
Fuel inventories	(1,194)	3,116
Materials and supplies	(5,946)	(753)
Accounts payable	11,124	(4,650)
Accrued taxes and current income taxes	93,669	57,848
Accrued interest	(3,971)	596
Wolf Creek refueling outage accrual	7,147	(7,796)
Pension and postretirement benefit obligations	10,279	883
Allowance for equity funds used during construction	(1,023)	(30)
Other	10,427	23,754

Total other operating activities	$65,107	$(7,793)

Cash paid during the period:
Interest	$59,966	$65,003
Income taxes	$29,595	$7,318

	Year to Date
	September 30

	2003	2002

	(thousands)
Consolidated KCP&L Other Operating Activities
Cash flows affected by changes in:
Receivables	$(42,665)	$(28,985)
Fuel inventories	(1,194)	3,116
Materials and supplies	(5,946)	(753)
Accounts payable	(10,772)	(46,075)
Accrued taxes and current income taxes	92,200	62,817
Accrued interest	(3,460)	1,582
Wolf Creek refueling outage accrual	7,147	(7,796)
Pension and postretirement benefit obligations	8,924	883
Allowance for equity funds used during construction	(1,023)	(30)
Other	2,230	17,656

Total other operating activities	$45,441	$2,415

Cash paid during the period:
Interest	$54,677	$58,354
Income taxes	$24,202	$1,800

KCP&L adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003, and recorded a liability for Asset Retirement Obligations (ARO) of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, and management believes it is probable that any differences between expenses recognized under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income. KLT Gas also adopted SFAS No. 143 and recorded a liability for ARO of $1.2 million, increased gas property and investments by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s cash flows.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. See Note 9 for additional information concerning the disposition of RSAE. The table below summarizes the loss from discontinued operations as a result of this transaction.

Year to Date
June 30
RSAE disposition	2003

(thousands)
Cash repayment of supported bank line	$(22,074)
Write-off of intercompany balance and investment	4,760
Accrued transaction costs	(1,550)
Income tax benefit	11,793

Loss on disposition	(7,071)
Pre-disposition operating losses	(1,619)

Discontinued operations	$(8,690)

On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries, Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003. Initial distributions from the bankruptcy estates were made to DTI creditors in June 2003. The table below summarizes the effects of these distributions. See Note 8 for additional information concerning the confirmation of the DTI Chapter 11 Plan.

Year to Date
September 30
DTI	2003

(thousands)
Cash proceeds from bankruptcy estates	$14,903
Cash proceeds from sale of office building	1,186
Receivables	3,281

Total proceeds	19,370
Book basis of office building sold	(2,720)
DIP financing accrual reversal	5,000
Accounts payable	(1,000)
Income tax	(10,548)
Reversal of tax valuation allowance	15,779

Gain on sale of assets	$25,881

4. RECEIVABLES

The Company’s receivables are comprised of the following:

	September 30	December 31
	2003	2002

	(thousands)
Customer accounts receivable sold to
Receivables Company	$44,635	$19,168
Consolidated KCP&L other receivables	108,347	47,875

Consolidated KCP&L receivables	152,982	67,043
Great Plains Energy other receivables	147,424	130,802

Great Plains Energy receivables	$300,406	$197,845

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $114.6 million at September 30, 2003, and $89.2 million at December 31, 2002. These sales included unbilled receivables of $34.6 million at September 30, 2003, and $27.2 million at December 31, 2002. As a result of the sales to outside investors, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	Three Months Ended		Year to Date
	September 30		September 30

	2003	2002	2003	2002

	(thousands)
Gross proceeds on sale of accounts receivable	$323,770	$330,458	$745,016	$763,407
Collections	312,486	326,344	724,644	745,370
Loss on sale of accounts receivable	1,332	1,104	3,183	3,457
Late fees	748	887	1,701	2,002

Consolidated KCP&L other receivables at September 30, 2003, and December 31, 2002, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. Great Plains Energy other receivables at September 30, 2003, and December 31, 2002, are primarily the accounts receivable held by Strategic Energy including unbilled receivables held by Strategic Energy of $64.8 million at September 30, 2003, and $57.3 million at December 31, 2002. Great Plains Energy and consolidated KCP&L other receivables at September 30, 2003, also include receivables for partial settlements of Hawthorn No. 5 litigation associated with the boiler explosion in 1999.

As described in Part II Item 1, KCP&L has filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. Various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $34.1 million under the terms of the subrogation allocation agreement.

5. CAPITALIZATION

Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a material adverse change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is also a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At September 30, 2003, the Company was in compliance with these covenants. At September 30, 2003, Great Plains Energy had $115.0 million of outstanding borrowings under this facility with a weighted-average interest rate of 2.07%.

As of September 30, 2003, KCP&L had no commercial paper or funds borrowed from banks outstanding. A default by KCP&L on other indebtedness is a default under these bank line agreements.

Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At September 30, 2003, KCP&L was in compliance with these covenants.

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

In the third quarter of 2003, KCP&L remarketed its 1998 Series C EIRR bonds totaling $50.0 million at a fixed rate of 2.25% ending August 31, 2004. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. These bonds were classified as current liabilities at September 30, 2003.

In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding (EIRR) bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. At September 30, 2003, the fair value of the swap was a $5.2 million asset. See Note 18 for additional discussion of the interest rate swap.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. This facility is partially guaranteed by Great Plains Energy. The facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at September 30, 2003. At September 30, 2003, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At September 30, 2003, $57.3 million in letters of credit had been issued under the agreement, leaving $26.0 million of capacity available for loans and additional letters of credit. The line has a 364-day term that may be extended for an additional year by Strategic Energy with mutual agreement of the parties. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those ratios are defined in the agreement. At September 30, 2003, Strategic Energy was in compliance with these covenants.

On June 30, 2003, HSS completed the disposition of its interest in RSAE. RSAE’s line of credit totaling $27 million was cancelled. With proceeds from a note to Great Plains Energy, HSS repaid $22.1 million on the supported bank line. At September 30, 2003, HSS’ notes payable to Great Plains Energy totaled $25.5 million. See Note 9 for additional information concerning the disposition of RSAE.

KCP&L Financing I (Securities Trust) has previously issued $150.0 million of 8.3% preferred securities. KCP&L owns all of the common securities issued by the Securities Trust. The sole asset of the Securities Trust is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCP&L deducts these payments for tax purposes. KCP&L may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCP&L may redeem all or a portion of the debentures at any time. If KCP&L redeems all or a portion of the debentures, the Securities Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings of KCP&L in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

On July 1, 2003, Great Plains Energy and consolidated KCP&L adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which states that a mandatorily redeemable financial instrument shall be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. A financial instrument issued in the form of shares is mandatorily redeemable if it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date or upon an event certain to occur. As a result, the $150.0 million of 8.3% preferred securities have been reclassified as of September 30, 2003, and are presented as long-term debt on Great Plains Energy and consolidated KCP&L Statements of Capitalization.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. The Interpretation clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties (Variable Interest Entities). FASB has deferred the effective date of FIN No. 46 and it is now effective for the fourth quarter of 2003 for Great Plains Energy and consolidated KCP&L for potential Variable Interest Entities created before February 1, 2003. On October 31, 2003, FASB issued an exposure draft of a proposed interpretation “Consolidation of Variable Interest Entities, a modification of FASB Interpretation No. 46.” The Company is still evaluating the effect of the exposure draft. As FIN No. 46 is currently written, the Company has determined that KCP&L is not the primary beneficiary of the Securities Trust and thus, KCP&L would de-consolidate the Securities Trust in the fourth quarter of 2003. De-consolidation would require the consolidated financial statements of Great Plains Energy and consolidated KCP&L to present the $4.6 million investment in the common securities of the Securities Trust and the $154.6 million 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by the Securities Trust while no longer presenting the $150.0 million of 8.3% preferred securities issued by the Securities Trust.

6. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $10.9 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (the Owners) carry the maximum available commercial insurance of $0.3 billion. Secondary Financial Protection, an assessment plan mandated by the Nuclear Regulatory Commission (NRC), provides insurance for the $10.6 billion balance.

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation’s licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $95.8 million plus up to an additional 5% surcharge for a total of $100.6 million ($47.3 million, KCP&L’s 47% share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L’s 47% share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 2003, is subject to an inflation adjustment based on the Consumer Price Index and renewal of the Price-Anderson Act by Congress.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at September 30, 2003, and December 31, 2002.

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

In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska Governor gave official notice of the withdrawal to the other member states effective in August 2004. In June 2003, the Compact revoked Nebraska’s membership in the Compact effective July 17, 2004. As a result, Nebraska’s legal rights under the Compact will be extinguished on the effective date of either the Compact’s revocation of Nebraska’s membership or Nebraska’s withdrawal from the Compact. If membership is severed by virtue of revocation by the Compact, any legal obligations Nebraska incurred prior to revocation shall not cease until Nebraska fulfills them. The Compact has taken the position that Nebraska’s legal obligations include the obligation to be the host state for a disposal site. Nebraska’s legal obligations, under the Compact’s position, are more extensive than would exist if Nebraska’s withdrawal preceded the revocation of its membership. On August 22, 2003, Nebraska filed a new lawsuit in U.S. District Court in Nebraska seeking to have the Compact’s action deemed void; it does not seek damages. A procedural schedule has been set in this case to be ready for trial by June 2004.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At September 30, 2003, and December 31, 2002, KCP&L had $1.8 million and $1.9 million, respectively, accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

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

In February 2002, the EPA issued proposed Phase II NOx State Implementation Plan (SIP) Call regulations, which specifically exclude the fossil plants in the western part of Missouri from the NOx SIP Call. To date, the EPA has not issued its final Phase II NOx SIP Call regulation.

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

Proposed Water Use Regulations
In February 2002, the EPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The proposed rules establish national minimum performance requirements designed to minimize adverse environmental impact. The date that the EPA must take final action has been delayed until February 2004. KCP&L will continue to monitor the progress of this rulemaking. The impact of these proposed rules has not yet been quantified, however, KCP&L’s generating stations would be affected.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet the estimated demand requirements of long-term sales agreements with its customers. Commitments at September 30, 2003, under these agreements total $1,225.8 million through 2010. Commitments for the remainder of 2003 total $191.6 million, and for the years 2004 through 2007 total $563.6 million, $362.1 million, $73.7 million, and $23.2 million, respectively. See Note 18 for derivatives discussion.

KCP&L Leases
In 2001, KCP&L entered into a synthetic lease arrangement with a Lease Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that added 385 MWs of peaking capacity (Project). The Lease Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of $176 million. In the second quarter of 2003, construction and installation of KCP&L’s five combustion turbines was completed and the units were placed in service. At September 30, 2003, cumulative project costs were approximately $151.2 million. Total project costs, projected to be under $155 million, are anticipated to be finalized by the end of the year and rental payments under the lease will begin after these costs have been finalized. Upon a default during the lease period, KCP&L’s maximum obligation to the Lessor equals 100% of project costs. KCP&L’s rental obligation, which reflects interest payments only, is expected to be approximately $16.8 million ending in October 2006. KCP&L’s rental obligations for the remainder of 2003 total approximately $0.4 million and for the years 2004 through 2006 total approximately $4.1 million, $6.1 million and $6.2 million, respectively. At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount, which may be up to 83.21% of the project cost.

The Lease Trust, acting as Lessor in the synthetic lease arrangement discussed above, is considered a Variable Interest Entity under FIN No. 46. Because KCP&L has variable interests in the Lease Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Lease Trust as the interpretation is currently written. FASB has deferred the effective date of FIN No. 46, which as currently written, will require KCP&L to consolidate the Lease Trust in the fourth quarter of 2003. Great Plains Energy’s and consolidated KCP&L’s utility plant and long-term debt will increase by the total project cost and depreciation expense will increase upon consolidation of the Lease Trust. On October 31, 2003, FASB issued an exposure draft of a proposed interpretation “Consolidation of Variable Interest Entities, a modification of FASB Interpretation No. 46.” The Company is still evaluating the effect of the exposure draft.

Internal Revenue Service Settlement – Corporate-Owned Life Insurance
In November 2002, KCP&L accepted a settlement offer related to corporate-owned life insurance (COLI) from the Internal Revenue Service (IRS). The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. KCP&L will make cash payments of approximately $1.3 million to the IRS in the fourth quarter of 2003 to satisfy the liability associated with the surrender. The remaining $9.9 million related to the disallowed interest will be paid upon completion of the 1995 – 1998 IRS audit. As discussed in the 2002 Form 10-K, these charges were recorded in 2000.

7. KLT GAS PROPERTY IMPAIRMENT

Unproven gas properties are reviewed for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. In the first quarter of 2003, primarily due to difficulties encountered in the de-watering process at one of KLT Gas’ properties, estimates of future gas production from that property were lowered. As a result of the lower estimated production, management performed an impairment analysis of the property utilizing future cash flows. The analysis indicated that the sum of undiscounted cash flows was less than the carrying amount of the property. The carrying amount was then compared to the estimated fair value of the property (discounted cash flow analysis). The carrying amount exceeded estimated fair value indicating an impairment of $9.0 million. The $9.0 million impairment was recorded as a loss in (Gain) Loss on property in Great Plains Energy’s consolidated income statement and the related $4.5 million tax effect was recorded as a reduction to income taxes on the consolidated income statement resulting in a $5.5 million reduction to earnings during the first quarter of 2003.

8. DTI HOLDINGS, INC. AND SUBSIDIARIES BANKRUPTCY UPDATE

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

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. (Asset Purchase Agreement). The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003. The Asset Sale produced approximately $38 million of cash proceeds, $3.8 million of which was escrowed (Escrow Funds). The Escrow Funds will be disbursed 180 days following the closing of the Asset Sale, subject to any reduction for the amount of claims by CenturyTel for breaches of representations and warranties of Digital Teleport under the Asset Purchase Agreement. Assuming full release of the Escrow Funds, the proceeds of the Asset Sale together with Digital Teleport’s net cash on hand are expected to total approximately $47.6 million (Anticipated Assets), which except for certain reserves were distributed in the second quarter of 2003 pursuant to the Chapter 11 plan discussed below.

Digital Teleport, Digital Teleport of Virginia and Holdings prepared a joint Chapter 11 plan (Chapter 11 Plan) and disclosure statement based on the provisions of settlement agreements, which are discussed below. The Chapter 11 Plan provided that Digital Teleport, Holdings, and Digital Teleport of Virginia would be dissolved and liquidated pursuant to the Chapter 11 Plan. The Chapter 11 Plan was confirmed by the Bankruptcy Court on June 11, 2003, and became effective on June 24, 2003. Pursuant to the Chapter 11 Plan, the stock of Digital Teleport, Holdings and Digital Teleport of Virginia was cancelled and extinguished.

After providing for certain reserves associated with the Escrow Funds, the MODOR Claim (as discussed below), certain administrative expenses and payment of secured and priority claims, an initial distribution of 82.5 cents on each dollar of approved claims was made by Digital Teleport to its creditors (other than KLT Telecom), a $13.8 million distribution was made by Holdings to its creditors, and an initial distribution of approximately $14.9 million was made by Digital Teleport to KLT Telecom (net of the approximate $13.8 million paid by KLT Telecom to Holdings, as discussed below). Additionally, KLT Telecom anticipates that it will realize approximately $21 million of cash tax benefits in late 2003. Pending final resolution of certain items including the Escrow Funds, the MODOR Claim and the put option of a certain minority shareholder (which is described below and in Note 19 of the 2002 Form 10-K), the Company recorded a net gain of $25.9 million or $0.37 per share during the second quarter 2003 related to the DTI bankruptcy. The impact on net income was primarily due to the net effect of the Chapter 11 Plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance and the reversal of a $5 million debtor in possession financing commitment previously reserved.

Settlement agreements entered into by Digital Teleport and Holdings, which provided the basis of the Chapter 11 plan, were also approved by the Bankruptcy Court in its June 11, 2003, confirmation order. KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport (Creditors Committee) entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). Under the Teleport Settlement Agreement, Digital Teleport, the Creditors Committee and three members of the Creditors Committee holding claims against Digital Teleport released claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments were deemed to receive such payments in full satisfaction of their claims against Digital Teleport. In addition, the Teleport Settlement Agreement provided for the receipt by KLT Telecom of an assignment of claims of Digital Teleport, the Creditors Committee and the bankruptcy estate of Digital Teleport against any officer or director of Digital Teleport, or any other person or entity. The Teleport Settlement Agreement resolved all material issues and disputes among the parties to those agreements.

The Teleport Settlement Agreement did not, however, purport to resolve (i) three priority proofs of claim by the Missouri Department of Revenue in the aggregate amount of $2,848,446 (collectively, the MODOR Claim); (ii) an unsecured proof of claim by Gary Douglass, the former Chief Financial Officer of DTI, in the amount of $2,055,900 (Douglass Claim); or (iii) any claims by Holdings against KLT Telecom, KLT Inc., KCP&L and Great Plains Energy, or by creditors of Holdings, including the holders of $265 million of Senior Discount Notes of Holdings. However, the Holdings Settlement Agreement, discussed below, did resolve all material issues and disputes among the parties to that agreement. Digital Teleport objected to the MODOR Claim and the Douglass Claim asserting that each claim should be disallowed in full. The Bankruptcy Court conducted an evidentiary hearing regarding the MODOR Claim, and ruled substantially in favor of Digital Teleport. MODOR is appealing this ruling. The Bankruptcy Court disallowed the Douglass Claim. In lieu of an appeal or motion to reconsider the Bankruptcy Court’s ruling regarding the Douglass Claim, Digital Teleport and Douglass entered into a settlement agreement, which was approved by the Bankruptcy Court, that afforded Douglass a $15,000 general unsecured claim against Digital Teleport.

The Teleport Settlement Agreement provided for a pro rata distribution from the Anticipated Assets ranging from 82.5% to 90% of the sum of (i) the non-priority unsecured claims of approximately $10.5 million held by Digital Teleport’s trade creditors, (ii) an amended claim of $1 million by Union Electric Co. d/b/a Ameren UE, and (iii) the allowed, non-priority unsecured portions, if any, of the MODOR Claim, with the exact percentage being determined by the extent to which the MODOR Claim is resolved in the Digital Teleport bankruptcy proceeding and is not disallowed. After the payment of administrative, secured and priority claims (which claims, excluding the MODOR Claim, were estimated as of the initial distribution date to total approximately $3 million), the Teleport Settlement Agreement provided for the balance of the Anticipated Assets to be distributed to KLT Telecom, subject to the resolution of the MODOR Claim and the Douglass Claim, and subject, further, to a payment to the creditors of Holdings pursuant to the Holdings Settlement Agreement described below.

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

Under the Holdings Settlement Agreement, KLT Telecom paid to the Holdings bankruptcy estate approximately $13.8 million from the distribution that KLT Telecom received under the Teleport Settlement Agreement for distribution to unsecured creditors of Holdings. In addition, Holdings, the Trustee and the Noteholders released claims and possible causes of action against the Company and any other entity currently or previously a member of the Great Plains Energy or KCP&L consolidated tax group, and creditors receiving payments were deemed to receive such payments in full satisfaction of their claims against Holdings. In addition, the Holdings Settlement Agreement provided for the receipt by KLT Telecom of an assignment of claims of Holdings, the bankruptcy estate of Holdings, the Trustee and the Noteholders against any officer or director of Holdings, or any other person or entity. The Holdings Settlement Agreement resolved all material issues and disputes among the parties to that agreement.

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

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during the fourth quarter of 2001, as described in Note 19 to the 2002 Form 10-K. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings has been cancelled and extinguished. Weinstein has sued KLT Telecom for allegedly breaching the put option, which is described in Part II Item 1.

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

9. DISPOSITION OF OWNERSHIP INTEREST IN R.S. ANDREWS ENTERPRISES, INC.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. Under terms of the agreement, HSS repaid $22 million of RSAE’s outstanding debt under its bank line of credit and forgave $4 million of inter-company debt. The financial statements have been restated to reflect RSAE as discontinued operations for all periods presented as prescribed under SFAS No. 144. The following table summarizes the operating results for the discontinued operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(millions)
Revenues	$-	$16.2	$31.8	$45.0

Loss from operations before income taxes	$-	$(1.1)	$(1.6)	$(2.5)
Loss on disposal before income taxes	-	-	(18.9)	-

Total loss on discontinued operations
before income taxes	-	(1.1)	(20.5)	(2.5)
Income tax benefit (a)	-	-	11.8	-

Loss on discontinued operations, net
of income taxes	$-	$(1.1)	$(8.7)	$(2.5)

(a)	Since RSAE was not included in Great Plains Energy's consolidated income tax returns, an income tax benefit was not recognized on RSAE's 2002 losses. RSAE had continual losses and therefore did not recognize tax benefits. The tax benefit reflected is the tax effect of Great Plains Energy's disposition of its interest in RSAE. See Note 10 on income taxes.

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

10. INCOME TAXES

DTI Holdings, Inc. and subsidiaries
During the fourth quarter of 2001, Great Plains Energy recognized a $15.8 million tax valuation allowance related to the bankruptcy of DTI due to significant uncertainty regarding the ability to realize future tax deductions while in the bankruptcy process. Upon the close of the Asset Sale to CenturyTel on June 6, 2003, uncertainty no longer existed regarding the ability to realize future tax benefits; therefore, the entire $15.8 million valuation allowance was reversed in the second quarter of 2003. The $15.8 million tax benefit was partially offset by tax expense associated with the income impact of the Asset Sale, the reversal of the debtor in possession financing commitment, the estimated escrow proceeds and the Noteholder recovery.

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

R.S. Andrews Enterprises, Inc.
Great Plains Energy and consolidated KCP&L recognized in their respective year to date 2003 consolidated income statements an $11.8 million tax benefit relating to the disposition of the interest in RSAE. This is net of $9.7 million of tax benefits recorded in prior years. The $21.5 million total tax benefit relates to the companies’ original $30.4 million investment, the payment of RSAE debt of $22 million and $1 million of fees pursuant to the disposition.

The disposition of RSAE resulted in a capital loss for tax purposes. Under corporate tax laws, capital losses can only be offset by capital gains. Therefore, this capital loss will be carried back to offset capital gains recognized on the Company’s consolidated 2000 tax return. These tax benefits are expected to be realized in late 2004.

11. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s earnings per share (EPS) from other securities for the three months ended and year to date September 30, 2003 and 2002. To determine EPS, preferred stock dividend requirements are deducted from both income from continuing operations before cumulative effect of a change in accounting principle and net income before dividing by average number of common shares outstanding. The EPS impact of the loss from discontinued operations, net of income taxes, is determined by dividing the loss from discontinued operations, net of income taxes, by the average number of common shares outstanding. The EPS impact of the cumulative effect of a change in accounting principle is determined by dividing the cumulative effect of a change in accounting principle by the average number of common shares outstanding.

The following table reconciles Great Plains Energy’s calculation of basic and diluted EPS from continuing operations before the cumulative effect of a change in accounting principle:

Three Months Ended	Income	Shares	EPS
September 30, 2003	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$83,759
Less: Preferred stock dividend requirement	411

Basic EPS
Income available to common stockholders	83,348	69,189	$1.20
Add: effect of dilutive securities		71

Diluted EPS	$83,348	69,260	$1.20

Three Months Ended	Income	Shares	EPS
September 30, 2002	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$69,916
Less: Preferred stock dividend requirement	411

Basic EPS
Income available to common stockholders	69,505	61,909	$1.13
Add: effect of dilutive securities		-

Diluted EPS	$69,505	61,909	$1.13

Year to Date	Income	Shares	EPS
September 30, 2003	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$157,890
Less: Preferred stock dividend requirement	1,234

Basic EPS
Income available to common stockholders	156,656	69,189	$2.27
Add: effect of dilutive securities		13

Diluted EPS	$156,656	69,202	$2.27

Year to Date	Income	Shares	EPS
September 30, 2002	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$104,413
Less: Preferred stock dividend requirement	1,234

Basic EPS
Income available to common stockholders	103,179	61,901	$1.67
Add: effect of dilutive securities		-

Diluted EPS	$103,179	61,901	$1.67

Options to purchase 27,898 shares of common stock year to date September 30, 2003, were excluded from the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares during the period. For the three months ended September 30, 2003, there were no anti-dilutive shares. Options to purchase 371,165 and 364,427 shares of common stock for the three months ended and year to date September 30, 2002, respectively, were excluded from the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares during the period.

12. REGULATORY MATTERS

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

	Amortization
	ending	September 30	December 31
	period	2003	2002

Regulatory Assets		(millions)
Taxes recoverable through future rates		$100.0	$100.0
Coal contract termination costs	2003	0.4	1.6
Decommission and decontaminate federal
uranium enrichment facilities	2007	2.8	3.3
Loss on reacquired debt	2023	4.4	4.7
January 2002 incremental ice storm costs	2007	15.2	18.6
Change in depreciable life of Wolf Creek		5.8	-
Asset retirement obligations		15.3	-
Other (a)	2006	0.6	0.7

Total Regulatory Assets		$144.5	$128.9

Regulatory Liabilities
Emission allowances (b)		$(3.8)	$(3.6)

Total Regulatory Liabilities		$(3.8)	$(3.6)

(a)	$0.4 million and $0.5 million at September 30, 2003 and December 31, 2002, respectively, earns a return on investment in the rate making process.
(b)	Consistent with the MPSC order establishing regulatory treatment, no amortization is being recorded.

Retail Rate Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the Kansas Corporation Commission (KCC) approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. As a result of the stipulation and agreement, KCP&L retail revenues decreased approximately $4.4 million and $10.0 million for the three months ended and year to date September 30, 2003 periods, respectively. Depreciation expense decreased approximately $1.9 million and $5.8 million for the three months ended and year to date September 30, 2003 periods, respectively. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the Missouri Public Service Commission (MPSC) approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. KCP&L amortized $1.1 million and

$3.4 million of deferred ice storm costs for the three months ended and year to date September 30, 2003 periods, respectively.

13. STOCK OPTIONS

The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for its stock options as of January 1, 2003. The Company has elected to use the modified prospective method of adoption as prescribed under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the modified prospective method of adoption, stock option compensation cost recognized beginning January 1, 2003, is the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after October 1, 1995. Compensation expense recorded for the three months ended and year to date September 30, 2002, was immaterial.

The following table illustrates the effect on net income and EPS for Great Plains Energy as if the fair value method had been applied to all periods presented.

	Three Months Ended		Year to Date
	September 30		September 30

	2003	2002	2003	2002

	(thousands except per share amounts)
Net income, as reported	$83,759	$68,838	$149,200	$98,908
Pro forma net income as if fair
value method were applied	$83,759	$68,769	$149,200	$98,758
Basic and diluted earnings
per common share, as reported	$1.20	$1.11	$2.14	$1.58
Pro forma basic and diluted earnings
per common share	$1.20	$1.10	$2.14	$1.58

14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Custom Energy Holdings, L.L.C. holds 100% of the direct ownership interests in Strategic Energy. Great Plains Energy holds an 89% indirect ownership position in Strategic Energy. SE Holdings, L.L.C. (SE Holdings) owns the remaining 11% indirect ownership position in Strategic Energy. Richard Zomnir, President and Chief Executive Officer of Strategic Energy, holds a 56% indirect interest in SE Holdings and certain other employees of Strategic Energy hold the remaining interests in SE Holdings.

SE Holdings has a put option to sell all or part of its 11% interest in Strategic Energy to Custom Energy Holdings at any time within the 90 days following January 31, 2004, under certain circumstances, at fair market value. Fair market value would be determined by the mutual agreement of the parties or if an agreement cannot be reached, by third party appraisal. Preliminary discussions have begun between SE Holdings and the Management Committee of Custom Energy Holdings regarding the potential put of SE Holdings 11% interest in Strategic Energy. Great Plains Energy representatives hold two of the three positions on the Management Committee while a SE Holdings representative holds the remaining position.

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

15. GUARANTEES

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

As prescribed in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, the Company began recording a liability for the fair value of the obligation it has undertaken for guarantees issued after December 31, 2002. The liability recognition requirements of FIN No. 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applied to all guarantees. The interpretation does not encompass guarantees of the Company’s own future performance, such as credit support provided to its subsidiaries. As of September 30, 2003, KCP&L recorded an immaterial amount for the fair value of guarantees issued for the residual value of vehicles and heavy equipment under an operating lease.

The following table reflects Great Plains Energy’s and consolidated KCP&L’s maximum potential amount of future payments that could be required under guarantees and describes those guarantees:

Guarantor	Maximum potential	Nature of Guarantee

	(millions)
KCP&L	$10.0	Guaranteed energy savings under agreements with several
		customers that expire over the next 8 years. In most cases, a
		subcontractor would indemnify KCP&L for any payments made
		by KCP&L under these guarantees.

KCP&L	8.4	Guarantees for residual value of vehicles and heavy equipment
		under an operating lease. Guaranteed residual values average
		approximately $0.7 million per year through 2013.

Total consolidated KCP&L	18.4

Great Plains Energy	-	Great Plains Energy had guaranteed a letter of credit issued by
		Custom Energy, L.L.C. related to the sale of demand side
		management credits. KLT Energy Services' ownership interest
		in Custom Energy, L.L.C. was sold on August 14, 2003, and the
		letter of credit was returned by the recipient of the letter of credit.

KLT Energy Services	-	Custom Energy, L.L.C. had indemnified construction performance
		bonds totaling $9.4 million, which were secured by KLT Energy
		Services' $2.1 million ownership interest in Custom Energy, L.L.C.
		On July 17, 2003, the final completion acceptance was signed
		and the performance bonds were subsequently released.

Total Great Plains Energy	$18.4

In 2001, KCP&L entered into a synthetic lease arrangement with a Lease Trust (Lessor). At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing to the Lessor a residual value for the Project in an amount, which may be up to 83.21% of the project cost. See Note 6 for additional information regarding KCP&L’s synthetic lease arrangement and the anticipated consolidation of the Lease Trust in the fourth quarter of 2003.

16. ASSET RETIREMENT OBLIGATIONS

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

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate was based on the estimated rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $69.6 million and $63.3 million at September 30, 2003 and December 31, 2002, respectively.

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

On January 1, 2003, KCP&L recorded an ARO of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded an ARO of $1.2 million, increased property and equipment by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

KCP&L has legal ARO for certain other assets where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations cannot be measured at this time. For transmission easements obtained by condemnation, KCP&L must remove its transmission lines if the line is de-energized. It is extremely difficult to obtain siting for new transmission lines. Consequently, KCP&L does not anticipate de-energizing any of its existing lines. KCP&L also operates, under state permits, ash landfills at several of its power plants. While the life of the ash landfill at one plant can be estimated and is included in the estimated liabilities above, the future life of ash landfills at other permitted landfills cannot be estimated. KCP&L can continue to maintain permits for these landfills after the adjacent plant is closed.

The following table illustrates the effect on ARO if the provisions of SFAS No. 143 had been applied beginning January 1, 2000. Pro forma amounts for the periods prior to the January 1, 2003, adoption were measured using assumptions consistent with the period of adoption.

				Year to Date
				September 30
	2000	2001	2002	2003

Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$81.9	$87.3	$93.1	$99.2
Additions	-	0.1	-	-
Accretion	5.4	5.7	6.1	4.8

Asset retirement obligation end of period	$87.3	$93.1	$99.2	$104.0

Other Great Plains Energy
Asset retirement obligation beginning of period	$0.9	$0.9	$1.1	$1.2
Additions	-	0.1	-	0.2
Accretion	-	0.1	0.1	0.1

Asset retirement obligation end of period	$0.9	$1.1	$1.2	$1.5

Consolidated Great Plains Energy
Asset retirement obligation beginning of period	$82.8	$88.2	$94.2	$100.4
Additions	-	0.2	-	0.2
Accretion	5.4	5.8	6.2	4.9

Asset retirement obligation end of period	$88.2	$94.2	$100.4	$105.5

17. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The three reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, which generates, transmits and distributes electricity; (2) Strategic Energy, which provides power supply coordination services by entering into long-term contracts with its customers to supply electricity Strategic Energy purchases under long-term contracts, operating in several electricity markets offering retail choice; and (3) KLT Gas, which explores for, develops, and produces unconventional natural gas resources, including coalbed methane properties. “Other” includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic			Great Plains
September 30, 2003	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$350.1	$310.1	$0.5	$0.6	$661.3
Depreciation and depletion	(34.7)	(0.5)	(0.3)	(0.3)	(35.8)
Loss from equity investments	-	-	-	(1.1)	(1.1)
Interest charges	(17.3)	-	(0.4)	(1.1)	(18.8)
Income taxes	(51.8)	(8.5)	0.5	9.9	(49.9)
Net income (loss)	78.9	10.8	(0.8)	(5.1)	83.8

Three Months Ended		Strategic			Great Plains
September 30, 2002	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$334.6	$233.1	$0.5	$0.6	$568.8
Depreciation and depletion	(36.2)	(0.2)	(0.3)	(0.4)	(37.1)
Loss from equity investments	-	-	-	(0.3)	(0.3)
Interest charges	(20.2)	(0.1)	(0.1)	(2.1)	(22.5)
Income taxes	(40.1)	(7.2)	2.6	7.3	(37.4)
Loss from discontinued operations	-	-	-	(1.1)	(1.1)
Net income (loss)	63.7	6.7	0.3	(1.9)	68.8

Year to Date		Strategic			Great Plains
September 30, 2003	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$831.8	$794.5	$1.2	$1.7	$1,629.2
Depreciation and depletion	(104.0)	(1.2)	(0.7)	(1.0)	(106.9)
Loss from equity investments	-	-	-	(1.7)	(1.7)
Interest charges	(52.7)	(0.3)	(1.0)	(3.7)	(57.7)
Income taxes	(76.2)	(23.7)	4.9	28.4	(66.6)
Loss from discontinued operations	-	-	-	(8.7)	(8.7)
Net income (loss)	114.6	30.2	(7.9)	12.3	149.2

Year to Date		Strategic			Great Plains
September 30, 2002	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$780.7	$580.7	$0.6	$2.2	$1,364.2
Depreciation and depletion	(108.1)	(0.6)	(0.7)	(1.2)	(110.6)
Loss from equity investments	-	-	-	(0.9)	(0.9)
Interest charges	(60.3)	(0.3)	(0.1)	(5.3)	(66.0)
Income taxes	(51.4)	(17.8)	7.4	23.2	(38.6)
Loss from discontinued operations	-	-	-	(2.5)	(2.5)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)	(3.0)
Net income (loss)	84.1	21.8	(0.1)	(6.9)	98.9

		Strategic	KLT		Great Plains
	KCP&L	Energy	Gas	Other	Energy

September 30, 2003	(millions)
Assets	$3,207.8	$269.2	$52.1	$109.0	$3,638.1
Capital and investment expenditures (a)	111.7	2.3	14.3	-	128.3

December 31, 2002	(millions)
Assets	$3,084.5	$226.0	$49.8	$146.4	$3,506.7
Capital and investment expenditures (a)	135.5	2.1	8.7	3.5	149.8

(a)	Capital and investment expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The table below reflects summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations, which are immaterial.

Three Months Ended			Consolidated
September 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$350.1	$0.6	$350.7
Depreciation and depletion	(34.7)	(0.3)	(35.0)
Interest charges	(17.3)	(0.2)	(17.5)
Income taxes	(51.8)	0.2	(51.6)
Net income (loss)	78.9	(0.4)	78.5

Three Months Ended			Consolidated
September 30, 2002	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$334.6	$0.7	$335.3
Depreciation and depletion	(36.2)	(0.3)	(36.5)
Interest charges	(20.2)	0.1	(20.1)
Income taxes	(40.1)	0.2	(39.9)
Loss from discontinued operations	-	(1.1)	(1.1)
Net income (loss)	63.7	(1.4)	62.3

Year to Date			Consolidated
September 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$831.8	$1.7	$833.5
Depreciation and depletion	(104.0)	(0.9)	(104.9)
Interest charges	(52.7)	(0.2)	(52.9)
Income taxes	(76.2)	0.6	(75.6)
Loss from discontinued operations	-	(8.7)	(8.7)
Net income (loss)	114.6	(9.7)	104.9

Year to Date			Consolidated
September 30, 2002	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$780.7	$2.2	$782.9
Depreciation and depletion	(108.1)	(1.0)	(109.1)
Interest charges	(60.3)	-	(60.3)
Income taxes	(51.4)	0.2	(51.2)
Loss from discontinued operations	-	(2.5)	(2.5)
Cumulative effect of a change
in accounting principle	-	(3.0)	(3.0)
Net income (loss)	84.1	(5.7)	78.4

			Consolidated
	KCP&L	Other	KCP&L

September 30, 2003	(millions)
Assets	$3,207.8	$15.3	$3,223.1
Capital and investment expenditures (a)	111.7	-	111.7

December 31, 2002
Assets	$3,084.5	$54.7	$3,139.2
Capital and investment expenditures (a)	135.5	0.1	135.6

(a)	Capital and investment expenditures reflect year to date amounts for the periods presented.

18. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees. The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity price volatility. Derivative instruments measured at fair value are recorded on the balance sheet as an asset or liability. Changes in fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Interest Rate Risk Management
KCP&L utilizes interest rate management derivatives to adjust its liability portfolio to optimize the mix of fixed and floating rate debt within an established range.

In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding (EIRR) bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. At September 30, 2003, the fair value of the swap was a $5.2 million asset.

KCP&L had two interest rate swap agreements in place to fix the interest rate on $30 million of floating-rate long-term debt. The swap agreements expired in June 2003.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas purchases to meet generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market values of these instruments are recorded as current assets or current liabilities. When the gas is purchased and to the extent the hedge is effective at mitigating the impact of a change in the purchase price of gas, the amounts in other comprehensive income (OCI) are reclassified to the consolidated income statement. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in fuel expense.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.

As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ projected demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Derivative instruments, primarily swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity and protecting Strategic Energy from price volatility. Certain forward fixed price purchases and swap agreements are designated as cash flow hedges resulting in changes in the hedge value being recorded as OCI. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in purchased power. Strategic Energy also enters into economic hedges that do not qualify as accounting hedges. The changes in the fair value of these derivative instruments are recorded into earnings as a component of purchased power.

In March 2003, Strategic Energy terminated an agreement with a swap counterparty due to credit and performance concerns. Strategic Energy received a $4.8 million fair value settlement. The swap was designated as a cash flow hedge of a forecasted transaction and Strategic Energy management believes the forecasted transaction will occur. Strategic Energy reclassified $1.6 and $3.2 million to earnings for the three months ended and year to date September 30, 2003, respectively. The remaining $1.6 million will be reclassified to earnings in the fourth quarter of 2003, the remaining term of the underlying forecasted transaction.

KLT Gas’ risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. KLT Gas had no significant production during the reported periods; therefore, no hedges were in place.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the results of operations of Great Plains Energy or consolidated KCP&L for the period ended September 30, 2003, or their financial positions as of that date. The electric energy industry and the accounting profession have requested the FASB to clarify the interpretation of certain provisions of SFAS No. 149. Depending upon the FASB’s response, certain energy contracts that the Company has designated as normal purchases or sales accounted for under the accrual basis of accounting could be required to be accounted for as derivatives. As derivatives, the contracts would be recognized in the balance sheet at fair value, with changes in fair value recorded in OCI to the extent that the contracts qualify as effective cash flow hedges. The fair values of contracts entered into after June 30, 2003, that could be affected by these provisions of SFAS No. 149 were not material to the consolidated balance sheets of Great Plains Energy or consolidated KCP&L as of September 30, 2003, but the effects could be material in future periods.

The amounts recorded in OCI related to the cash flow hedges are summarized in the following tables:

Great Plains Energy activity for the three months ended September 30, 2003

		Increase
		(Decrease) in
	June 30	Comprehensive		September 30
	2003	Income	Reclassified	2003

Assets	(millions)
Current assets	$8.4	$(2.0)	$(3.7)	$2.7
Other deferred charges	0.2	(0.3)	-	(0.1)
Liabilities and capitalization
Other current liabilities	(5.5)	0.6	-	(4.9)
Other comprehensive
income	(1.0)	0.9	1.9	1.8
Deferred income taxes	(0.7)	0.6	1.5	1.4
Other deferred credits	(1.4)	0.2	0.3	(0.9)

Consolidated KCP&L activity for the three months ended September 30, 2003

		Increase
		(Decrease) in
	June 30	Comprehensive		September 30
	2003	Income	Reclassified	2003

Assets	(millions)
Other current assets	$1.5	$(0.7)	$(0.8)	$-
Liabilities and capitalization
Other comprehensive
income	(0.9)	0.4	0.5	-
Deferred income taxes	(0.6)	0.3	0.3	-

Great Plains Energy activity for the three months ended September 30, 2002

		Increase
		(Decrease) in
	June 30	Comprehensive		September 30
	2002	Income	Reclassified	2002

Assets	(millions)
Other current assets	$0.1	$(0.3)	$0.4	$0.2
Other deferred charges	0.5	(0.5)	-	-
Liabilities and capitalization
Other current liabilities	(7.9)	2.7	(0.5)	(5.7)
Other comprehensive
income	5.9	(1.6)	0.2	4.5
Deferred income taxes	4.1	(0.5)	-	3.6
Other deferred credits	(2.7)	0.2	(0.1)	(2.6)

Great Plains Energy activity year to date September 30, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		September 30
	2002	Income	Reclassified	2003

Assets	(millions)
Current assets	$3.0	$10.2	$(10.5)	$2.7
Other deferred charges	-	(0.1)	-	(0.1)
Liabilities and capitalization
Other current liabilities	(1.6)	(1.5)	(1.8)	(4.9)
Other comprehensive
income	(0.9)	(3.5)	6.2	1.8
Deferred income taxes	(0.7)	(2.7)	4.8	1.4
Other deferred credits	0.2	(2.4)	1.3	(0.9)

Consolidated KCP&L activity year to date September 30, 2003

		Increase
		(Decrease) in
	December 31	Comprehensive		September 30
	2002	Income	Reclassified	2003

Assets	(millions)
Other current assets	$0.3	$0.5	$(0.8)	$-
Liabilities and capitalization
Other comprehensive
income	(0.2)	(0.3)	0.5	-
Deferred income taxes	(0.1)	(0.2)	0.3	-

Great Plains Energy activity year to date September 30, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		September 30
	2001	Income	Reclassified	2002

Assets	(millions)

Other current assets	$(0.2)	$0.1	$0.3	$0.2
Liabilities and capitalization
Other current liabilities	(12.7)	1.7	5.3	(5.7)
Other comprehensive
income	12.1	(5.0)	(2.6)	4.5
Deferred income taxes	8.5	(2.9)	(2.0)	3.6
Other deferred credits	(7.7)	6.1	(1.0)	(2.6)

Consolidated KCP&L activity year to date September 30, 2002

		Increase
		(Decrease) in
	December 31	Comprehensive		September 30
	2001	Income	Reclassified	2002

Assets	(millions)
Other current assets	$(0.2)	$0.3	$(0.1)	$-
Liabilities and capitalization
Other current liabilities	(0.1)	0.1	-	-
Other comprehensive
income	0.2	(0.2)	-	-
Deferred income taxes	0.1	(0.2)	0.1	-

Reclassified to earnings for the three months ended September 30,

	Great Plains Energy				Consolidated KCP&L
	2003		2002		2003		2002

	(millions)
Gas revenues		$(0.8)		$-		$(0.8)	$-
Fuel expense		-		-		-	-
Purchased power expense		(2.9)		(0.1)		-	-
Minority interest		0.3		(0.1)		-	-
Income taxes		1.5		-		0.3	-

Other comprehensive income	$	(1.9)	$	(0.2)	$	(0.5)	$-

Reclassified to earnings year to date September 30,

	Great Plains Energy			Consolidated KCP&L
	2003		2002	2003	2002

	(millions)
Gas revenues		$(0.8)	$0.2	$(0.8)	$-
Fuel expense		-	(0.1)	-	(0.1)
Purchased power expense		(11.5)	5.5	-	-
Minority interest		1.3	(1.0)	-	-
Income taxes		4.8	(2.0)	0.3	0.1

Other comprehensive income	$	(6.2)	$2.6	$(0.5)	$-

19. GAS PROPERTY AND INVESTMENTS

In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. KLT Gas did not change or reclassify contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet upon adoption of SFAS No. 142. KLT Gas management believes its classification of such mineral rights under the full cost method of accounting for natural gas properties, which is consistent with industry practice, is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS No. 141 and 142 require contractual mineral rights to be classified as intangible assets. Based on the results of the deliberations, if management determines reclassification is necessary, KLT

Gas’ gas property and investments would be reduced by $8.5 million and $6.0 million and intangible assets would have increased by a like amount at September 30, 2003, and December 31, 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any required reclassification would not impact Great Plains Energy’s cash flows or results of operations.

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

Great Plains Energy Incorporated
As a diversified energy company, Great Plains Energy’s reportable business segments include:

o	KCP&L, an integrated, regulated electric utility in the states of Missouri and Kansas, which provides reliable, affordable electricity to retail customers;
o	Strategic Energy, which provides power supply coordination services by entering into long-term contracts with its customers to supply electricity Strategic Energy purchases under long-term contracts, operating in several electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts, Texas, Michigan and New Jersey; and
o	KLT Gas, which explores for, develops and produces unconventional natural gas resources.

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

Critical Accounting Policies

Regulatory Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60 year life instead of a 40 year life. As a result of the stipulation and agreement, KCP&L retail revenues decreased approximately $4.4 million and $10.0 million for the three months ended and year to date September 30, 2003 periods, respectively. Depreciation expense decreased approximately $1.9 million and $5.8 million for the three months ended and year to date September 30, 2003 periods, respectively. The reduction in depreciation expense has been recorded as a regulatory asset.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization began in September 2002 and will amortize approximately $4.6 million annually for the remainder of the amortization period. KCP&L amortized $1.1 million and $3.4 million of deferred ice storm costs for the three months ended and year to date September 30, 2003 periods, respectively.

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

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through the tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $69.6 million and $63.3 million at September 30, 2003 and December 31, 2002, respectively.

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

On January 1, 2003, KCP&L recorded an ARO of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $80.9 million cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded an ARO of $1.2 million, increased property and equipment by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

If the provisions of SFAS No. 143 had been applied to the consolidated balance sheets presented, consolidated KCP&L’s liability for ARO would have been $99.2 million at December 31, 2002. Great Plains Energy’s liability for ARO at December 31, 2002, would have been $100.4 million, reflecting consolidated KCP&L’s liability and the KLT Gas liability of $1.2 million.

KCP&L has legal ARO for certain other assets where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations cannot be measured at this time. For transmission easements obtained by condemnation, KCP&L must remove its transmission lines if the line is de-energized. It is extremely difficult to obtain siting for new transmission lines. Consequently, KCP&L does not anticipate de-energizing any of its existing lines. KCP&L also operates, under state permits, ash landfills at several of its power plants. While the life of the ash landfill at one plant can be estimated and is included in the estimated liabilities above, the future life of ash landfills at other permitted landfills cannot be estimated. KCP&L can continue to maintain permits for these landfills after the adjacent plant is closed.

Although the liability for Wolf Creek decommissioning costs recorded under the new ARO method is expected to be substantially the same at the end of Wolf Creek’s life as the liability that would have been recorded under the former ratemaking method, the rate at which the liability will increase will be different under the two methods. In the near term, the ARO liability will be higher than the liability under the former method. Because KCP&L is subject to SFAS No. 71, the difference in the recognition of the liability will have no impact on earnings.

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

Great Plains Energy Results of Operations

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$661.3	$568.8	$1,629.2	$1,364.2
Fuel	(51.4)	(48.7)	(125.9)	(118.1)
Purchased power - KCP&L	(10.3)	(15.7)	(42.2)	(38.9)
Purchased power - Strategic Energy	(276.9)	(205.4)	(702.9)	(506.3)

Revenues, net of fuel and purchased power	322.7	299.0	758.2	700.9
Other operating expenses	(122.5)	(125.7)	(360.4)	(360.0)
Depreciation and depletion	(35.8)	(37.1)	(106.9)	(110.6)
Gain (loss) on property	1.6	(0.3)	13.2	(0.3)

Operating income	166.0	135.9	304.1	230.0
Loss from equity investments	(1.1)	(0.3)	(1.7)	(0.9)
Non-operating income (expenses)	(12.4)	(5.8)	(20.2)	(20.1)
Interest charges	(18.8)	(22.5)	(57.7)	(66.0)
Income taxes	(49.9)	(37.4)	(66.6)	(38.6)
Discontinued operations	-	(1.1)	(8.7)	(2.5)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)

Net income	83.8	68.8	149.2	98.9
Preferred dividends	(0.4)	(0.3)	(1.2)	(1.2)

Earnings available for common stock	$83.4	$68.5	$148.0	$97.7

Three months ended September 30, 2003 compared to September 30, 2002
Great Plains Energy’s three months ended September 30, 2003 earnings, as detailed in the table below, increased to $83.4 million, or $1.20 per share, from $68.5 million, or $1.11 per share, compared to the same period of 2002. The issuance of 6.9 million shares in November 2002 diluted three months ended 2003 earnings per share by $0.14.

			Earnings (loss) per Great
	Earnings (Loss)		Plains Energy Share

Three Months Ended September 30	2003	2002	2003	2002

	(millions)
KCP&L	$78.9	$63.7	$1.14	$1.03
Subsidiary operations	(0.4)	(0.3)	(0.01)	-
Discontinued operations	-	(1.1)	-	(0.02)

Consolidated KCP&L	78.5	62.3	1.13	1.01
Strategic Energy	10.8	6.7	0.16	0.11
KLT Gas	(0.8)	0.3	(0.01)	-
Other non-regulated operations	(5.1)	(0.8)	(0.08)	(0.01)

Total	$83.4	$68.5	$1.20	$1.11

KCP&L earnings from continuing operations for the three months ended September 30, 2003, compared to the same period of 2002, increased $15.2 million primarily due to the $10.8 million related to the partial settlements of Hawthorn No. 5 litigation (see Consolidated KCP&L Results of Operations for additional information). Decreased interest expense and depreciation also contributed to the increased earnings.

Strategic Energy’s earnings increased $4.1 million for the three months ended September 30, 2003, compared to the same period of 2002. The increase is the result of a $5.5 million increase in revenues net of purchased power primarily due to a 34% increase in MWhs sold. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002.

Other non-regulated operations includes a $5.3 million decrease in earnings primarily due to higher reductions in affordable housing limited partnerships for the three months ended September 30, 2003, compared to 2002.

Year to date September 30, 2003 compared to September 30, 2002
Great Plains Energy’s year to date September 30, 2003 earnings, as detailed in the table below, increased to $148.0 million, or $2.14 per share, from $97.7 million, or $1.58 per share, compared to the same period of 2002. The issuance of 6.9 million shares in November 2002 diluted year to date 2003 earnings per share by $0.24.

			Earnings (loss) per Great
	Earnings (Loss)		Plains Energy Share

Year to Date September 30	2003	2002	2003	2002

	(millions)
KCP&L	$114.6	$84.1	$1.66	$1.36
Subsidiary operations	(1.0)	(0.2)	(0.01)	-
Discontinued operations	(8.7)	(2.5)	(0.13)	(0.04)
Cumulative effect to January 1, 2002
of a change in accounting principle	-	(3.0)	-	(0.05)

Consolidated KCP&L	104.9	78.4	1.52	1.27
Strategic Energy	30.2	21.8	0.44	0.35
KLT Gas	(7.9)	(0.1)	(0.11)	-
Other non-regulated operations	20.8	(2.4)	0.29	(0.04)

Total	$148.0	$97.7	$2.14	$1.58

KCP&L earnings from continuing operations year to date September 30, 2003, compared to the same period of 2002, increased $30.5 million, which includes $10.8 million related to the partial settlements of Hawthorn No. 5 litigation. Excluding the partial settlements of Hawthorn No. 5 litigation, KCP&L revenue, net of fuel and purchased power increased $22.3 million primarily due to a significant increase in wholesale MWhs sold at higher wholesale prices partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. This increase combined with a decrease in interest expense more than offset increases in pension expense and power plant maintenance. The amortization of the Missouri jurisdictional portion of the storm costs totaled $3.4 million year to date September 30, 2003. Year to date September 30, 2002, KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs.

Discontinued operations year to date September 30, 2003, includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million. Losses from RSAE year to date September 30, 2002, of $2.5 million, have been reclassified and are presented as discontinued operations. Additionally, year to date September 30, 2002, earnings reflect the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Strategic Energy’s earnings increased $8.4 million year to date September 30, 2003, compared to the same period of 2002. The increase is the result of an $17.2 million increase in revenues net of purchased power primarily due to a 42% increase in MWhs sold. This increase was partially offset by an increase in administrative and general expenses including employee related expenses. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002.

KLT Gas continues to focus on the testing and development of several unconventional natural gas properties. Year to date September 30, 2003, includes a first quarter after tax impairment charge of $5.5 million recorded by KLT Gas on a Rocky Mountain project in response to lower revised estimates of future gas production.

Other non-regulated operations includes $25.9 million for the effects of the June 2003 confirmation of the restructuring plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc. See Note 8 to the consolidated financial statements for additional information regarding DTI. Other non-regulated operations also included a $2.3 million decrease in earnings primarily due to higher reductions in affordable housing limited partnerships year to date September 30, 2003, compared to the same period of 2002.

Consolidated KCP&L
The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility.

Consolidated KCP&L Business Overview
As an integrated, regulated electric utility, KCP&L engages in the generation, transmission, distribution and sale of electricity.

KCP&L’s power business has over 4,000 megawatts of generating capacity. Five combustion turbine units added 385 megawatts of peaking capacity in 2003. KCP&L has entered into a five-year construction and synthetic operating lease transaction with a Lease Trust for the five combustion turbines. The total estimated cost for the purchase, installation, assembly and construction of the five combustion turbines is projected to be under $155 million. FASB has deferred the effective date of FIN No. 46, which as currently written, will require KCP&L to consolidate the Lease Trust in the fourth quarter of 2003. Great Plains Energy’s and consolidated KCP&L’s utility plant and long-term debt will increase by the total project cost and depreciation expense will increase upon consolidation of the Lease Trust. On October 31, 2003, FASB issued an exposure draft of a proposed interpretation “Consolidation of Variable Interest Entities, a modification of FASB Interpretation No. 46.” The company is still evaluating the effect of the exposure draft. Because of the manner in which the current synthetic lease is treated for covenant purposes in the Company’s financing arrangements, as well as by the rating agencies, liquidity and credit ratings are not expected to be impacted by this new accounting standard.

KCP&L’s delivery business consists of transmission and distribution facilities that serve slightly less than 490,000 customers as of September 30, 2003. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Customers of KCP&L set a record peak demand for the consumption of electricity on August 21, 2003. The all-time one-hour peak reached 3,610 MW when the downtown Kansas City, Missouri temperature was 105 degrees. A growing customer base and the heat contributed to the new peak. The previous net hourly summer peak for KCP&L of 3,374 MW was August 28, 2000.

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

Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine regional transmission operations of utility businesses into a regional organization that schedules transmission services and monitors the energy market to ensure regional transmission reliability and non-discriminatory access. During the first quarter of 2002, the Southwest Power Pool, Inc. (SPP) and the Midwest Independent System Operator (MISO) voted to consolidate the two organizations to create a larger Midwestern RTO, a non-profit organization that would operate in twenty states and one Canadian province. During March 2003, SPP and MISO mutually agreed to terminate the process of consolidating the organizations. Subsequent to the termination of the merger between SPP and MISO, the SPP formulated and approved a strategic plan for SPP. The plan includes provisions for SPP to become compliant with FERC Order 2000. SPP filed for FERC recognition as an RTO on October 15, 2003. It is anticipated that FERC will rule on this filing before the end of 2003. KCP&L is directly participating in the SPP process to become FERC Order 2000 compliant and intends to continue SPP participation.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid and to standardize wholesale energy market rules. All public utilities that own, control or operate transmission facilities in interstate commerce would be required to turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, in response to comments received on its proposed rulemaking. In the white paper, the FERC stated its intent in its final rule to require all public utilities to join an RTO or Independent System Operator (ISO) and to eliminate the requirement that public utilities create or join an independent transmission provider. The FERC also stressed that state authorities will play a significant role in RTO and ISO formation through the formation of Regional State Committees. The proposal also allows for phased-in implementation and sequencing tailored to each region and for modifications to benefit customers within each region. The FERC also indicated that divestiture is not required to achieve independent operation of the transmission system. Companies may remain vertically integrated under an RTO or ISO. Additionally, as proposed, each RTO or ISO would be required to have a clear transmission cost recovery policy outlined in its tariff. The timing of a final rule is uncertain. However, KCP&L intends to seek state commission approval to participate in the SPP RTO after conditions placed on the SPP RTO application by FERC are known.

KCP&L has a wholly-owned unregulated subsidiary, HSS, that holds a residential services investment, Worry Free. In June 2003, HSS completed the disposition of its interest in RSAE.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$350.7	$335.3	$833.5	$782.9
Fuel	(51.4)	(48.7)	(125.9)	(118.1)
Purchased power	(10.3)	(15.7)	(42.2)	(38.9)

Revenues, net of fuel and purchased power	289.0	270.9	665.4	625.9
Other operating expenses	(107.1)	(109.5)	(316.8)	(318.1)
Depreciation and depletion	(35.0)	(36.5)	(104.9)	(109.1)
Gain (loss) on property	1.6	(0.3)	1.5	(0.1)

Operating income	148.5	124.6	245.2	198.6
Non-operating income (expenses)	(0.9)	(1.2)	(3.1)	(3.2)
Interest charges	(17.5)	(20.1)	(52.9)	(60.3)
Income taxes	(51.6)	(39.9)	(75.6)	(51.2)
Discontinued operations	-	(1.1)	(8.7)	(2.5)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)

Net income	$78.5	$62.3	$104.9	$78.4

Consolidated KCP&L earnings from continuing operations for the three months ended September 30, 2003, compared to the same period of 2002, increased $15.1 million due to increased earnings from KCP&L. Excluding the partial settlements of Hawthorn No. 5 litigation discussed below, KCP&L revenue, net of fuel and purchased power increased $0.5 million. Decreased interest expense and depreciation also contributed to the increased earnings.

Consolidated KCP&L earnings from continuing operations year to date September 30, 2003, compared to the same period of 2002, increased $29.7 million primarily due to increased earnings from KCP&L. Excluding the partial settlements of Hawthorn No. 5 litigation discussed below, KCP&L revenue, net of fuel and purchased power increased $22.3 million primarily due to a significant increase in wholesale revenues due to an increase in wholesale MWhs sold at higher wholesale prices partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. This increase combined with a $7.4 million decrease in interest expense more than offset a $8.7 million increase in pension expense and a $3.7 million increase in power plant maintenance. The amortization of the Missouri jurisdictional portion of the storm costs totaled $3.4 million year to date September 30, 2003. Year to date September 30, 2002, KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs.

As described in Part II Item 1, KCP&L has filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. Various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $34.1 million under the terms of the subrogation allocation agreement. The amount recorded in earnings in the third quarter of 2003 related to the loss of use of the plant was approximately $17.7 million ($10.8 million net of income taxes). The effect was to increase wholesale revenues $2.6 million, decrease fuel expense $3.9 million and decrease purchased power expense $11.2 million. The remaining $16.4 million was recorded as a recovery of capital expenditures.

Discontinued operations year to date September 30, 2003, includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million. Losses from RSAE during the three months ended and year to date September 30, 2002, of $1.1 million and $2.5 million, respectively have been reclassified and are presented as discontinued operations. Additionally, year to date September 30, 2002, earnings reflect the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2003	2002	Change	2003	2002	Change

Retail revenues	(millions)			(millions)
Residential	$139.7	$146.1	(4)	$293.5	$300.1	(2)
Commercial	135.7	131.9	3	329.0	328.6	-
Industrial	27.1	26.0	4	72.4	72.2	-
Other retail revenues	2.2	2.3	(2)	6.4	6.6	-

Total retail	304.7	306.3	(1)	701.3	707.5	(1)
Wholesale revenues	40.8	24.6	66	119.5	63.2	89
Other revenues	4.6	3.7	28	11.0	10.0	10

KCP&L electric revenues	350.1	334.6	5	831.8	780.7	7
Subsidiary revenues	0.6	0.7	(17)	1.7	2.2	(26)

Consolidated KCP&L revenues	$350.7	$335.3	5	$833.5	$782.9	6

	Three Months Ended			Year to Date
	September 30%			September 30%
	2003	2002	Change	2003	2002	Change

Retail MWh sales	(thousands)			(thousands)
Residential	1,763	1,821	(3)	3,987	3,970	-
Commercial	2,027	1,991	2	5,309	5,273	1
Industrial	539	548	(1)	1,521	1,496	2
Other retail MWh sales	20	20	1	62	61	2

Total retail	4,349	4,380	(1)	10,879	10,800	1
Wholesale MWh sales	1,402	1,148	22	4,233	3,001	41

KCP&L electric MWh sales	5,751	5,528	4	15,112	13,801	9

Retail revenues decreased $1.6 million for the three months ended and $6.2 million year to date September 30, 2003, compared to the same periods of 2002. Extremely mild September 2003 weather was the primary reason for the decrease in the three months ended which, combined with the mild June weather, mostly offset the favorable weather earlier in 2003 and continued load growth for the year to date period. The Kansas rate reduction effective January 1, 2003, decreased retail revenues approximately $4.4 million for the three months ended and $10.0 million year to date September 30, 2003. See Critical Accounting Policies for additional information. Less than 1% of revenues include an automatic fuel adjustment provision.

Excluding the $2.6 million related to the partial settlements of Hawthorn No. 5 litigation, wholesale revenues increased $13.6 million for the three months ended and $53.7 million year to date. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. These factors, combined with a more focused sales effort, helped increase MWh sales for the three months ended and year to date September 30, 2003, by 22% and 41%, respectively, compared to the same periods of 2002. This accounted for approximately 50% and 60% of the variances in the respective periods.

Average market prices per MWh of power sold in 2003 increased 33% to $26.49 for the three months ended and 45% to $28.25 year to date compared to the same periods of 2002. The increase was driven by increased natural gas prices.

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

Excluding the $3.9 million related to the partial settlements of Hawthorn No. 5 litigation, fuel expense increased $6.6 million for the three months ended and $11.7 million year to date September 30, 2003, compared to the same periods of 2002. MWhs generated increased 5% and 9% for the same periods, respectively. Additionally, in the three months ended September 30, 2003, compared to 2002, natural gas prices increased 41%. The year to date increase in MWhs generated was partially offset by lower fuel cost per MWh generated due to additional coal and less natural gas and oil in the generation fuel mix.

Excluding the $11.2 million related to the partial settlements of Hawthorn No. 5 litigation, purchased power expense, increased $5.8 million for the three months ended and $14.5 million year to date September 30, 2003, compared to the same periods of 2002. Approximately two-thirds of the increase for the three months ended and year to date is attributable to price per MWh increases of 31% and 36%, respectively, driven primarily by increased natural gas prices. MWhs purchased increased 20% and 18%, respectively, for the three months ended and year to date September 30, 2003, compared to the same periods of 2002 due to increased load requirements.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses decreased $2.4 million for the three months ended September 30, 2003, compared to the same period of 2002. Decreases in operating and maintenance expenses in various areas combined to more than offset increased pension expense of $2.8 million primarily due to a significant decline in the market value of plan assets.

Consolidated KCP&L’s other operating expenses decreased $1.3 million year to date September 30, 2003, compared to the same period of 2002 primarily due to expensing in 2002 the $16.5 million of the Kansas jurisdictional portion of the January 2002 ice storm which was offset by the following:

o	amortizing in 2003 $3.4 million of the Missouri jurisdictional portion of the ice storm
o	increased pension expense of $8.7 million primarily due to a significant decline in the market value of plan assets,
o	increased plant maintenance expense of $3.7 million for plant outages, and
o	increased transmission expenses of $3.2 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and increased MWh of purchased power.

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense decreased $1.5 million for the three months ended and $4.2 million year to date September 30, 2003, compared to the same periods of 2002 primarily due to the change to a 60 year life for Wolf Creek pursuant to the 2002 KCC stipulation and agreement. The change decreased depreciation expense approximately $1.9 million and $5.8 million for the three months ended and year to date September 30, 2003 periods, respectively. See Critical Accounting Policies for additional information.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges decreased $2.6 million for the three months ended and $7.4 million year to date September 30, 2003, compared to the same periods of 2002 primarily due to lower levels of outstanding debt as a result of the repayment of $124.0 million of medium-term notes in 2003. Lower interest rates on variable rate debt compared to the prior year periods also contributed to the decreases.

Wolf Creek
Wolf Creek, a nuclear unit, is 20% of KCP&L’s base load generating capacity and 14% of KCP&L’s total generating capacity, including the 2003 addition of five leased combustion turbines that added peaking capacity. Wolf Creek’s operating performance has remained strong over the last three years, contributing an average of 25% of KCP&L’s annual MWh generation while operating at an average capacity of 93%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L’s generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit’s operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek began its fall outage on October 18, 2003. The outage is expected to be approximately 36 days.

There has been significant opposition and delays to, development of a low-level radioactive waste disposal facility. See Note 6 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at September 30, 2003. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 6 to the consolidated financial statements.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides power supply coordination services by entering into long-term contracts with its customers to supply electricity that Strategic Energy purchases under long-term contracts to manage its customers’ electricity needs. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Strategic Energy operates in electricity markets offering retail choice, including Pennsylvania, California, Ohio, New York, Massachusetts, Texas, Michigan and New Jersey. During the third quarter of 2003, Strategic Energy delivered power to its first customers in the New Jersey market. Strategic Energy currently operates in eight of the sixteen states that offer retail choice. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

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

At September 30, 2003, Strategic Energy provided power supply coordination services on behalf of approximately 43,700 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse. Strategic Energy served approximately 6,300 customers, including numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 4.3 million for the remainder of 2003 and 13.4 million, 7.8 million, and 1.7 million for the years 2004 through 2006, respectively. Strategic Energy expects to also supply additional MWh sales in these years through growth in existing markets by re-signing existing customers and by signing new customers as well as through expansion into new markets.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Derivative instruments, primarily swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases. They effectively fix the future purchase price of electricity, protecting Strategic Energy from price volatility.

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

Strategic Energy enters into forward contracts with multiple suppliers. At September 30, 2003, Strategic Energy’s five largest suppliers under forward supply contracts represented 62% of the total future committed purchases. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of September 30, 2003. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

	(millions)				(millions)
External rating
Investment Grade	$0.1	$-	$0.1	-	$-
Non-Investment Grade	19.3	14.4	4.9	2	4.9
Internal rating
Investment Grade	0.1	-	0.1	-	-
Non-Investment Grade	24.7	24.7	-	-	-

Total	$44.2	$39.1	$5.1	2	$4.9

	Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure

	(millions)
External rating
Investment Grade	$0.2	$(0.1)	$-	$0.1
Non-Investment Grade	7.9	9.4	2.0	19.3
Internal rating
Investment Grade	0.1	-	-	0.1
Non-Investment Grade	19.4	4.6	0.7	24.7

Total	$27.6	$13.9	$2.7	$44.2

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

Strategic Energy’s total exposure before credit collateral decreased $65.2 million from June 30, 2003. This change is a result of the normal occurrence of a combination of factors, primarily movements in the forward price curve and the makeup of the portfolio such as the expiration of contracts and addition of new contracts with varying terms. At September 30, 2003, Strategic Energy had exposure before credit collateral to non-investment grade counterparties totaling $44.0 million of which 62% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $39.1 million limiting its net exposure to these non-investment grade counterparties to $4.9 million at September 30, 2003.

In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court entered an Interim Order, which authorized Mirant to comply with the terms of its prepetition trading contracts. In accordance with the Master Power Purchase and Sale Agreement and the ISDA Master Agreement between Strategic Energy and Mirant, the $10.0 million collateral threshold limit in both agreements was reduced to zero upon the bankruptcy filing. Since that time, Mirant and Strategic Energy have continued to perform under the conditions of their agreements. The Interim Order was finalized in the third quarter and Mirant has assumed its contracts with Strategic Energy.

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

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$310.1	$233.1	$794.5	$580.7
Purchased power	(276.9)	(205.4)	(702.9)	(506.3)

Revenues, net of purchased power	33.2	27.7	91.6	74.4
Other operating expenses	(11.1)	(10.8)	(30.0)	(26.0)
Depreciation	(0.5)	(0.2)	(1.2)	(0.6)

Operating income	21.6	16.7	60.4	47.8
Non-operating income (expenses)	(2.3)	(2.7)	(6.2)	(7.9)
Interest charges	-	(0.1)	(0.3)	(0.3)
Income taxes	(8.5)	(7.2)	(23.7)	(17.8)

Net income	$10.8	$6.7	$30.2	$21.8

Strategic Energy’s earnings increased $4.1 million for the three months ended and $8.4 million year to date September 30, 2003, compared to the same periods of 2002. The increased net income for the three months ended and year to date is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets. In addition to continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 5.8% in the fourth quarter of 2002. Earnings for the three months ended September 30, 2002, included a higher effective state income tax rate true-up for the first six months of 2002 and higher state income tax rates due to increased sales in states with higher income tax rates for the quarter. These increases were partially offset by increased general and administrative expenses including employee related expenses. Also, revenues, net of purchased power divided by MWh sold (gross margin per MWh) decreased to $7.32 for the three months ended and $7.52 year to date September 30, 2003, compared to $8.07 for the three months ended and $8.60 year to date September 30, 2002. The decreases in gross margin per MWh for the three months ended and year to date comparative periods was primarily due to the roll-off of higher margin contracts that were obtained during periods of high market price volatility in late 2000 and early 2001 and to a lesser extent market conditions, including slightly increased competition. Strategic Energy currently expects the gross margin per MWh on new customer contracts to average $5.00 to $6.00.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $77.0 million for the three months ended and $213.8 million year to date September 30, 2003, compared to the same periods in 2002. The following table reflects Strategic Energy’s operating revenues.

	Three Months Ended			Year to Date
	September 30%			September 30%
	2003	2002	Change	2003	2002	Change

	(millions)			(millions)
Electric - Retail	$302.1	$225.1	34	$772.8	$558.2	38
Electric - Wholesale	7.6	7.7	(1)	20.7	21.6	(4)
Other	0.4	0.3	70	1.0	0.9	17

Total Operating Revenues	$310.1	$233.1	33	$794.5	$580.7	37

At September 30, 2003, Strategic Energy served approximately 6,300 customers, compared to approximately 4,800 customers at September 30, 2002. These customers represented approximately 43,700 accounts and 29,100 accounts at September 30, 2003 and 2002, respectively. Strategic Energy has added approximately 1,100 customers since the beginning of 2003. Strategic Energy may provide periodic billing credits to its customers resulting from its power supply coordination efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $77.0 million for the three months ended and $214.6 million year to date September 30, 2003, compared to the same periods in 2002, primarily due to increased retail MWh sales. Retail MWhs sold increased approximately 34% to 4.5 million for the three months ended September 30, 2003, from 3.4 million for the same period in 2002. Retail MWhs sold increased approximately 42% to 12.2 million year to date September 30, 2003, from 8.6 million for the same period in 2002. The increases in MWh sales resulted primarily from strong sales efforts in re-signing customers as well as signing new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. Year to date 2003 retail electric revenues were partially offset by a 3% decrease in average retail revenues per MWh, compared to year to date 2002. Several factors contribute to change in the average retail revenues per MWh, including the underlying price of the commodity, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity is recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $71.7 million for the three months ended and $176.8 million year to date September 30, 2003, compared to $44.2 million for the three months ended and $94.4 million year to date September 30, 2002.

Strategic Energy utilizes derivatives in the procurement of electricity that are considered economic hedges but not accounting hedges. Accordingly, changes in the fair value of these derivative instruments are recorded as a component of purchased power.

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

Purchased power expense increased $71.5 million for the three months ended and $196.6 million year to date September 30, 2003, compared to the same periods in 2002, primarily due to 34% and 42% increases in MWh purchases for the three months ended and year to date, respectively, to supply the increase in retail MWh sales discussed above.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses as a percentage of operating revenues decreased to 3.6% for the three months ended and 3.8% year to date September 30, 2003, from 4.6% for the three months ended and 4.5% year to date September 30, 2002, due to Strategic Energy’s efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy experienced increased labor and benefits expenses as well as other general and administrative expenses for the three months ended and year to date September 30, 2003, compared to the same periods in 2002. The increase is primarily due to higher labor and benefit costs from the addition of employees, higher profit sharing and deferred compensation expense which are tied to earnings and financial performance, and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Strategic Energy Non-operating Income (Expenses)
Strategic Energy’s non-operating income (expenses) includes non-operating income less minority interest expense and non-operating expenses. Minority interest expense represents the share of Strategic Energy’s net income not attributable to Great Plains Energy’s indirect ownership interest in Strategic Energy. For the three months ended and year to date September 30, 2003, non-operating income (expenses) decreased $0.4 million and $1.7 million, respectively, primarily due to a decrease in minority interest expense resulting from Great Plains Energy’s acquisition of an additional 5.8% indirect ownership interest in Strategic Energy during the fourth quarter of 2002.

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

In March 2003, KLT Gas completed the sale of approximately 30,000 undeveloped acres in Kansas. KLT Gas follows the full cost accounting method for its natural gas properties, under which the acreage sale was accounted for as an adjustment to capitalized costs with no gain recognized in earnings. During the first half of 2003, KLT Gas leased additional acreage in the Rocky Mountain region. Exploration of portions of the newly acquired acreage has commenced in the third quarter of 2003. In addition, KLT Gas continued to test a new prospect in Colorado as well as the development of a pilot project in the Powder River Basin and two additional projects in the Rocky Mountain region.

Gas Property and Investments
In June 2001, the FASB issued SFAS No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. KLT Gas did not change or reclassify contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet upon adoption of SFAS No. 142. KLT Gas management believes its classification of such mineral rights under the full cost method of accounting for natural gas properties, which is consistent with industry practice, is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS No. 141 and 142 require contractual mineral rights to be classified as intangible assets. Based on the results of the deliberations, if management determines reclassification is necessary, KLT Gas’ gas property and investments would be reduced by $8.5 million and $6.0 million and intangible assets would have increased by a like amount at September 30, 2003, and December 31, 2002, respectively, representing cost incurred from the effective date of September 30, 2001. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any required reclassification would not impact Great Plains Energy’s cash flows or results of operations.

KLT Gas Results of Operations
The following table summarizes KLT Gas’ comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2003	2002	2003	2002

	(millions)
Operating revenues	$0.5	$0.5	$1.2	$0.6
Other operating expenses	(1.1)	(2.4)	(4.0)	(7.4)
Depreciation and depletion	(0.3)	(0.3)	(0.7)	(0.7)
Loss on property	-	-	(9.0)	(0.2)

Operating loss	(0.9)	(2.2)	(12.5)	(7.7)
Non-operating income (expenses)	-	-	0.7	0.3
Interest charges	(0.4)	(0.1)	(1.0)	(0.1)
Income taxes	0.5	2.6	4.9	7.4

Net income (loss)	$(0.8)	$0.3	$(7.9)	$(0.1)

KLT Gas’ loss for the three months ended September 30, 2003, totaled $0.8 million, compared to earnings of $0.3 million for the same period in 2002. KLT Gas’ loss increased $7.8 million for year to date September 30, 2003, compared to the same period of 2002. Throughout 2002 and the first three quarters of 2003, KLT Gas has been developing and testing gas properties. Additionally, KLT Gas’ net loss year to date September 30, 2003, includes a first quarter 2003 impairment of $9.0 million on a Rocky Mountain project, which reduced earnings by $5.5 million. The impairment was in response to lower revised estimates of future gas production from that property.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $1.3 million and $4.1 million for the three months ended and year to date September 30, 2002, respectively. The law that allowed substantially all of these credits expired at the end of 2002.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.‘s (KLT Investments) loss for the three months ended September 30, 2003, totaled $2.1 million (including an after tax reduction of $5.2 million in its affordable housing investment) compared to earnings of $3.2 million for the three months ended September 30, 2002 (including an after tax reduction of $1.2 million in its affordable housing investment). KLT Investments accrued tax credits of $4.8 million in the three months ended September 30, 2003 and 2002, respectively.

Year to date September 30, 2003, earnings totaled $4.1 million (including an after tax reduction of $6.8 million in its affordable housing investment) compared to earnings of $6.4 million year to date September 30, 2002 (including an after tax reduction of $5.7 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $14.3 million year to date September 30, 2003 and 2002, respectively.

At September 30, 2003, KLT Investments had $53.5 million in affordable housing limited partnerships. Approximately 64% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $33.1 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, pretax reductions in affordable housing investments were $8.5 million for the three months ended and $11.0 million year to date September 30, 2003, compared to $1.8 million for the three months ended and $8.9 million year to date September 30, 2002. Based on the latest projections, there are no additional anticipated reductions in affordable housing investments recorded at cost for the remainder of 2003. Pretax reductions in affordable housing investments are estimated to be $7 million, $10 million, and $3 million for the years 2004 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2003 through 2006.

Subsidiary of KLT Telecom Files for Bankruptcy — DTI
The accounting treatment related to DTI and its 2001 bankruptcy is complex and is addressed in greater detail in Note 19 to the consolidated financial statements of the Companies’ 2002 annual report on Form 10-K. Additionally, Note 8 of the consolidated financial statements in this quarterly report on Form 10-Q is incorporated by reference in this portion of Management’s Discussion and Analysis. Both notes should be read as a component of this discussion.

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

DTI filed a joint Chapter 11 Plan, based on the provisions of settlement agreements which are discussed below. The Chapter 11 Plan was confirmed by the Bankruptcy Court on June 11, 2003, and became effective on June 24, 2003. After providing for certain reserves and payment of secured and priority claims, an initial distribution of 82.5 cents on each dollar of approved claims was made by Digital Teleport to its creditors (other than KLT Telecom), a $13.8 million distribution was made by Holdings to its creditors, and an initial distribution of approximately $14.9 million was made by Digital Teleport to KLT Telecom (net of the approximate $13.8 million paid by KLT Telecom to Holdings, as discussed below). Additionally, KLT Telecom anticipates that it will realize approximately $21 million of cash tax benefits in late 2003. Pending final resolution of certain items, the Company recorded a net gain of $25.9 million or $0.37 per share during the second quarter of 2003 related to the DTI bankruptcy. The impact on net income was primarily due to the net effect of the Chapter 11 Plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance and the reversal of a $5 million debtor in possession financing commitment previously reserved.

Settlement agreements entered into by Digital Teleport and Holdings, which provided the basis of the Chapter 11 Plan, were also approved by the Bankruptcy Court in its June 11, 2003, confirmation order. In the Digital Teleport bankruptcy case, KLT Telecom, KLT Inc., KCP&L, Great Plains Energy, Digital Teleport and the Official Unsecured Creditors Committee of Digital Teleport entered into a Settlement Agreement as of December 23, 2002 (Teleport Settlement Agreement). The Teleport Settlement Agreement provided that unsecured creditors will receive up to 90 cents on each dollar of approved claims after the consummation of the Asset Sale, and that the remaining estate balance after the payment of administrative expenses and all other claims would be distributed to KLT Telecom. The Teleport Settlement Agreement resolved all material issues and disputes among the parties to that agreement.

In addition, in the Holdings bankruptcy case, KLT Telecom, KLT Inc., Great Plains Energy, KCP&L, Holdings, The Bank of New York (as trustee of an Indenture, as amended, relating to the senior discount notes issued by Holdings) (Trustee) and three principal noteholders of Holdings (the Noteholders) entered into a Settlement Agreement and Plan Term Sheet as of March 14, 2003 (Holdings Settlement Agreement). Under the Holdings Settlement Agreement, KLT Telecom paid to the Holdings bankruptcy estate approximately $13.8 million from the distribution that KLT Telecom received under the Teleport Settlement Agreement. The Holdings Settlement Agreement resolved all material issues and disputes among the parties to that agreement.

In connection with the purchase of a majority interest in Holdings in February, 2001, KLT Telecom granted the selling shareholder, Richard D. Weinstein (“Weinstein”) a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings has been cancelled and extinguished pursuant to the Chapter 11 Plan. Weinstein has sued KLT Telecom for allegedly breaching the put option, which is described in Part II Item 1.

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

Significant Balance Sheet Changes
(September 30, 2003 compared to December 31, 2002)
o	Great Plains Energy's restricted cash and supplier collateral increased $16.2 million due to a $1.4 million increase in consolidated KCP&L's restricted cash and supplier collateral and $14.8 million increase in Strategic Energy's cash collateral provided to Strategic Energy from suppliers to cover portions of credit exposure.
o	Great Plains Energy's receivables increased $102.6 million primarily due to a $19.2 million increase in Strategic
Energy's receivables as a result of the growth in its power supply coordination services and an $85.9 million increase in consolidated KCP&L's receivables due to the seasonal nature of the utility business and receivables from the partial settlements of Hawthorn No. 5 litigation.

o	Great Plains Energy and consolidated KCP&L's assets and liabilities of discontinued operations as of December 31,
2002, are the result of the disposition of RSAE. RSAE's assets and liabilities were reclassified and presented separately as prescribed under SFAS No. 144. As of June 30, 2003, the RSAE disposition was complete and the assets and liabilities of discontinued operations were removed.
o	Great Plains Energy's affordable housing limited partnerships decreased $15.1 million primarily due to a reduction in the valuation of the properties held by KLT Investments, Inc.
o	Great Plains Energy's other nonutility property and investments decreased $15.5 million primarily due to the June
2003 sale of a KLT Telecom building with a December 31, 2002 book value of $2.8 million, KLT Investments' 2003 sale of $7.6 million of trading securities and KLT Energy Services sale of it's investment in Custom Energy,
L.L.C. with a December 31, 2002 book value of $3.0 million.
o	Great Plains Energy and consolidated KCP&L's regulatory assets increased $15.6 million primarily due to an $86.3 million increase in KCP&L's regulatory assets due to the $80.9 million cumulative effect of adopting SFAS No. 143 on January 1, 2003, and KCP&L's ability to defer items on the balance sheet resulting from the effects of the ratemaking process. Current year ARO activity of $5.4 million has also increased regulatory assets. This increase was partially offset by a $64.6 million decrease due to the reclassification of accrued nuclear decommissioning costs at January 1, 2003, to a contra regulatory asset as these amounts have already been considered in the ratemaking process. Current year activity for the decommissioning cost accrual of $6.4 million has also decreased the regulatory asset.
o	Great Plains Energy's notes payable increased $93.9 million primarily due to Great Plains Energy's additional borrowings of $101.0 million on its short-term credit facility that were primarily used to make a $100.0 million capital contribution to KCP&L and repay notes outstanding at December 31, 2002, related to the acquisition of an additional indirect interest in Strategic Energy. Consolidated KCP&L's notes payable increased primarily due to a $25.5 million inter-company loan from Great Plains Energy to HSS primarily related to the disposition of RSAE.
o	Great Plains Energy's current maturities of long-term debt decreased $73.9 million due to KLT Investments paying down
$8.5 million of affordable housing notes offset by a $4.1 million increase in the current portion of affordable housing notes and a $69.5 million decrease in consolidated KCP&L's current maturities of long-term debt.
Consolidated KCP&L's current maturities of long-term debt decreased due to KCP&L retiring $124.0 million of medium-term notes primarily with proceeds from the capital contribution from Great Plains Energy partially offset by a $54.5 million increase in KCP&L's current portion of medium-term notes in the third quarter of 2003.
o	Great Plains Energy's accrued taxes increased $72.1 million primarily due to a $20.1 million increase in KLT Energy
Services' accrued taxes and a $70.7 million increase in consolidated KCP&L's accrued taxes due to the timing of tax payments partially offset by the reversal of a $15.8 million tax valuation allowance for DTI. Consolidated
KCP&L's accrued taxes increased primarily due to the timing of tax payments and the effect of IRS refunds of
$12.0 million partially offset by HSS' $21.5 million accrued tax benefit for capital losses associated with the disposition of RSAE.
o	Great Plains Energy and consolidated KCP&L's ARO increased $105.5 million and $104.0 million, respectively due to adopting SFAS No. 143 on January 1, 2003.
o	Great Plains Energy and consolidated KCP&L's accrued nuclear decommissioning costs decreased $64.6 million due to
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

Great Plains Energy’s liquid resources at September 30, 2003, included cash flows from operations of subsidiaries, $150.5 million cash and cash equivalents on hand and $266.0 million of unused bank lines of credit. The unused lines consisted of $130.0 million from KCP&L’s short-term bank lines of credit, $26.0 million from Strategic Energy’s revolving credit facility, and $110.0 million from Great Plains Energy’s revolving credit facility. See the debt agreements section below for more information on these agreements. In October 2003, KCP&L entered into a new bilateral credit line for $20.0 million, Strategic Energy issued $10.7 million in additional letters of credit and Great Plains Energy repaid $27.0 million of the borrowings outstanding at September 30, 2003. The net effect of this October 2003 activity increased Great Plains Energy’s liquid resources $36.3 million.

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy and consolidated KCP&L year to date September 30, 2003, compared to the same period of 2002 is due to increased net income before non-cash expenses and the changes in working capital detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Utility capital expenditures and the allowance for borrowed funds used during construction increased $10.6 million year to date September 30, 2003, compared to 2002 primarily due to transmission plant and nuclear fuel additions partially offset by 2002 capital expenditures of $14.7 million related to the January 2002 ice storm and insurance proceeds from Hawthorn No. 5 received in 2003. Additionally, Great Plains Energy received proceeds of $14.9 million as a result of the June confirmation of the Chapter 11 Plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc.

The change in Great Plains Energy and consolidated KCP&L’s cash flows from financing activities reflects the equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption. An additional $20.0 million of KCP&L’s medium-term notes were retired during 2003. The increase in dividends paid by Great Plains Energy is primarily attributable to the public offering of 6.9 million of common shares in late 2002.

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

As a registered public utility holding company, Great Plains Energy must receive authorization from the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act) to issue equity or debt. Great Plains Energy is currently authorized to issue up to $450.0 million of debt and equity. Great Plains Energy has utilized $425.7 million of this amount as follows: (i) $39.0 million in preferred stock issued in connection with the October 1, 2001, reorganization; (ii) $225.0 million in a revolving credit facility ($115.0 million was outstanding at September 30, 2003); (iii) $159.8 million in common equity issued in a public offering and in connection with IEC’s acquisition of an indirect ownership interest in Strategic Energy and (iv) $1.9 million in restricted stock issued to executives on October 1, 2003. Great Plains Energy has filed an application with the SEC seeking authorization to issue an additional $750 million in debt and equity over the $450 million currently authorized and anticipates the SEC will act on the application in the fourth quarter of 2003.

KCP&L filed a shelf registration statement for up to $255 million of senior and subordinated debt securities, trust preferred securities and related guarantees during the third quarter of 2003. This will preserve KCP&L’s flexibility to access the capital markets.

In the third quarter of 2003, KCP&L also completed the remarketing of its 1998 Series C EIRR bonds totaling $50.0 million. The bonds are classified as current liabilities in the September 30, 2003 balance sheet. The remarketed bonds were issued with a one-year maturity at a fixed interest rate of 2.25%.

KCP&L has entered into a revolving agreement, which expires in October 2003, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 4 to the consolidated financial statements.

Debt Agreements
Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. The line has a 364-day term but may be extended for an additional year at the Company’s option. The facility contains a MAC clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At September 30, 2003, the Company was in compliance with these covenants.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. This facility is partially guaranteed by Great Plains Energy. The facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at September 30, 2003. At September 30, 2003, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At September 30, 2003, $57.3 million in letters of credit had been issued under the agreement, leaving $26.0 million of capacity available for loans and additional letters of credit. In October 2003, approximately $10.7 million in additional letters of credit were issued under the agreement. The line has a 364-day term that may be extended for an additional year by Strategic Energy with mutual agreement of the parties. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those are defined in the agreement. At September 30, 2003, Strategic Energy was in compliance with these covenants.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $130.0 million with six banks (as of September 30, 2003). In October 2003, KCP&L entered into a new bilateral credit line for an additional $20.0 million. KCP&L uses these lines to provide support for its issuance of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. Including the new $20.0 million line, KCP&L has MAC clauses in three agreements covering $70.0 million of available bilateral credit lines. These three facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under these agreements, KCP&L is able to access the facilities even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At September 30, 2003, KCP&L was in compliance with the covenant.

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

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At September 30, 2003, KLT Investments had $11.2 million in outstanding notes, including current maturities.

Pursuant to agreements with the MPSC and the KCC, KCP&L maintains its common equity at not less than 35% of total capitalization. Additionally, Great Plains Energy maintains its consolidated common equity at not less than 30% of total consolidated capitalization.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L and Great Plains Energy Services. The plans are funded on an actuarial basis to provide assets sufficient to meet the benefit obligation to participants upon their retirement and to meet the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Contributions of $1.6 million and $1.0 million were made by KCP&L in 2002 and 2001, respectively.

Due to sharp declines in the equity markets since the third quarter of 2000, the value of plan assets to satisfy pension plan obligations has decreased significantly during the plan years ended September 30, 2001 and 2002. As a result, under the minimum funding requirements of ERISA, contributions have increased accordingly. During 2003, the Company will fund a minimum of $26.4 million, of which KCP&L will fund $25.3 million. Through September 30, 2003, KCP&L had contributed $9.3 million. The Company will contribute a minimum of $3.8 million in 2004, the majority of which will be funded by KCP&L.

Participants in the plans can elect to receive benefits in either a lump-sum payment or an annuity upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding.

Due to uncertain market conditions and other factors used to estimate future cash requirements, additional funding may be required in future years. Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed.

Credit Ratings
On August 14, 2003, Moody’s Investors Service (Moody’s) placed the ratings of KCP&L under review for possible downgrade. Concurrently with this announcement, Moody’s confirmed the current ratings for Great Plains Energy and maintained a Negative Outlook. KCP&L is working with Moody’s on its review and expects Moody’s to complete the process in the fourth quarter of 2003.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s projected lease obligations have decreased approximately 10-15% for 2003 through 2006 from the amounts disclosed in the 2002 Form 10-K. The overall decrease is 6% of the total lease obligations of both registrants. The decrease is due to the change in the projected cost of the combustion turbines under the synthetic lease, lower projected interest rates and the disposition of RSAE in June 2003. These lease obligations exclude a commitment to either purchase the leased combustion turbines at termination of the construction leasing agreement for a price equal to amounts expended by the Lessor or sell the turbines on behalf of the Lessor while guaranteeing to the Lessor a residual value which may be up to 83.21% of the project cost. See Note 6 to the consolidated financial statements for additional information.

Great Plains Energy’s other long-term obligations, net increased approximately 30% at September 30, 2003, over the $1,466.3 million level at December 31, 2002, reflecting increases of approximately $264 million, $140 million, $24 million and $15 million in 2004 through 2007, respectively, for new Strategic Energy purchased power contracts. All other contractual cash obligations for Great Plains Energy and consolidated KCP&L were relatively unchanged at September 30, 2003, compared to December 31, 2002.

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

As prescribed in FIN No. 45, the Company began recording a liability for the fair value of obligations it undertakes for guarantees issued after December 31, 2002. The interpretation does not encompass guarantees of the Company’s own future performance, such as Great Plains Energy’s guarantees to support Strategic Energy power purchases and regulatory requirements. KCP&L began recording an immaterial amount for the fair value of guarantees issued in 2003 for the residual value of vehicles and heavy equipment under an operating lease.

Great Plains Energy’s total guarantees at September 30, 2003, decreased $35.8 million from the December 31, 2002, total of $241.0 million reflecting the repayment of the RSAE line of credit ($25.0 million at December 31, 2002) and a decrease in the credit support guarantees Great Plains Energy provides on behalf of Strategic Energy for its power purchases and regulatory requirements.

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

ITEM 4. CONTROLS AND PROCEDURES

Great Plains Energy and KCP&L carried out evaluations, under the supervision and with the participation of each company’s management, including the chief executive officers and chief financial officer of those companies and those companies’ disclosure committee, of the effectiveness of the companies’ disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, the chief executive officers and chief financial officer of Great Plains Energy and KCP&L have concluded, as of the end of the period covered by this report, that the disclosure controls and procedures of those companies are functioning effectively to provide reasonable assurance that the information required to be disclosed by those companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change to Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

DTI Bankruptcy Proceedings

Material developments in these proceedings during the first and second quarters of 2003 were reported in Part II Item 1 of the Quarterly Reports for the periods ended March 31, 2003 and June 30, 2003. There were no material developments in these proceedings in the third quarter of 2003. For further information regarding the DTI bankruptcy proceedings, see Note 8 to the consolidated financial statements, which is incorporated by reference.

Weinstein v. KLT Telecom

KLT Telecom acquired a controlling interest in Holdings in February 2001 through the purchase of approximately two-thirds of the Holdings’ shares held by Richard D. Weinstein (Weinstein). In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of common stock in Holdings. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million, and was exercisable between September 1, 2003 and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court in the DTI bankruptcy proceedings. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option, and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed a lawsuit alleging breach of contract against KLT Telecom in the St. Louis County, Missouri Circuit Court, which was served on KLT Telecom on September 22, 2003. Weinstein seeks damages of at least $15 million, plus statutory interest. KLT Telecom believes it has meritorious defenses to this lawsuit. For further information regarding the DTI bankruptcy proceedings and this lawsuit, see Note 8 to the consolidated financial statements, which is incorporated by reference.

Hawthorn No. 5 Litigation

In 1999, there was a boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) had issued a $200 million primary insurance policy, and Travelers Indemnity Company of Illinois (Travelers) had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose between KCP&L and these two insurance companies regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses. KCP&L filed suit in Missouri state court against these two carriers on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In that suit, KCP&L seeks recovery, subject to the limits of the insurance policies, of Hawthorn No. 5 reconstruction costs and replacement power expenses, plus damages and attorneys' fees from National Union for failing to pay the full amount of its insurance policy. KCP&L's proof of loss in this suit is currently approximately $285 million. To date, National Union has paid approximately $169 million, and has subrogation rights in the litigation described in the next paragraph. Travelers has not made any payments under its policy. Trial of this case is scheduled to begin in January 2005.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $34.1 million under the terms of the subrogation allocation agreement. Trial of this case is scheduled to begin in January 2004. For further information regarding the accounting treatment of these recoveries, see Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   Great Plains Energy Documents

Exhibit
Number		Description of Document

3.1		By-laws of Great Plains Energy Incorporated, as amended September 16, 2003.

10.1.a	+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, effective April 1,
2000, as amended and restated effective October 1, 2003.

10.1.b	+	Description of Compensation Arrangements of Michael J. Chesser.

10.1.c		Fourth Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C., dated as of August 29, 2003.

10.1.d		Guaranty Extension by and between Great Plains Energy Incorporated and Coral Power, L.L.C.,
dated as of September 11, 2003.

10.1.e	*	Guarantee Amount Amendment Agreement dated July 31, 2003, among Great Plains Energy
Incorporated, Strategic Energy, L.L.C. and LaSalle bank National Association (Exhibit 10.1.c to
Form 10-Q for the period ended June 30, 2003).

10.1.f	*	First Amendment to Guarantee by and between Great Plains Energy Incorporated and El Paso
Merchant Energy, dated as of July 29, 2003 (Exhibit 10.1.e to Form 10-Q for the period ended
June 30, 2003).

12.1		Ratio of Earnings to Fixed Charges

31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.1		Section 1350 Certifications.

+ Indicates management contract or compensatory plan or arrangement.

* Filed as exhibits to prior Quarterly Reports on Form 10-Q and incorporated by reference and made a part hereof. The exhibit number and report reference of the documents so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit.

   KCP&L Documents

Exhibit
Number	Description of Document

3.2	By-laws of Kansas City Power & Light Company, as amended September 16, 2003.

12.2	Ratio of Earnings to Fixed Charges

31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.

31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.2	Section 1350 Certifications.

REPORTS ON FORM 8-K

   Great Plains Energy

Great Plains Energy filed on July 1, 2003, a report on Form 8-K dated June 30, 2003, including a press release announcing the divestiture of its interest in residential services provider, R.S. Andrews Enterprises, Inc.

Great Plains Energy furnished on July 24, 2003, a report on Form 8-K dated July 23, 2003, furnishing a press release announcing 2003 second quarter earnings information and affirming 2003 earnings guidance.

Great Plains Energy filed on August 14, 2003, a report on Form 8-K dated August 14, 2003, including recast Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements, and Schedule II – Valuation and Qualifying Accounts and Reserves as listed in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K to the combined Annual Report on Form 10-K of Great Plains Energy Incorporated and Kansas City Power & Light Company for the year ended December 31, 2002.

Great Plains Energy filed on August 20, 2003, a report on Form 8-K/A dated August 14, 2003, amending and restating Exhibit 99 to the report on Form 8-K dated August 14, 2003, to include the Reports of Independent Accountants PricewaterhouseCoopers LLP on Great Plains Energy and Subsidiaries’ and KCP&L and Subsidiaries’ financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, and to reorder the placement of the Reports of Independent Accountants PricewaterhouseCoopers LLP on the Registrants’ financial statement schedules to follow such schedules.

Great Plains Energy filed on September 22, 2003, a report on Form 8-K dated September 22, 2003, including a press release announcing Michael J. Chesser as Chairman of the Board and Chief Executive Officer of Great Plains Energy Incorporated, and William H. Downey as President, Chief Operating Officer and Director of Great Plains Energy Incorporated and President and Chief Executive Officer of Kansas City Power & Light Company.

Great Plains Energy furnished on October 23, 2003, a report on Form 8-K dated October 22, 2003, furnishing a press release regarding third quarter 2003 earnings information and accompanying financials and raising 2003 earnings guidance.

   KCP&L

KCP&L filed on July 1, 2003, a report on Form 8-K dated June 30, 2003, including a press release announcing the divestiture of its interest in residential services provider, R.S. Andrews Enterprises, Inc.

KCP&L furnished on July 24, 2003, a report on Form 8-K dated July 23, 2003, furnishing a press release announcing 2003 second quarter earnings information and affirming 2003 earnings guidance.

KCP&L filed on August 14, 2003, a report on Form 8-K dated August 14, 2003, including recast Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements, and Schedule II – Valuation and Qualifying Accounts and Reserves as listed in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K to the combined Annual Report on Form 10-K of Great Plains Energy Incorporated and Kansas City Power & Light Company for the year ended December 31, 2002.

KCP&L filed on August 20, 2003, a report on Form 8-K/A dated August 14, 2003, amending and restating Exhibit 99 to the report on Form 8-K dated August 14, 2003, to include the Reports of Independent Accountants PricewaterhouseCoopers LLP on Great Plains Energy and Subsidiaries’ and KCP&L and Subsidiaries’ financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, and to reorder the placement of the Reports of Independent Accountants PricewaterhouseCoopers LLP on the Registrants’ financial statement schedules to follow such schedules.

KCP&L filed on September 22, 2003, a report on Form 8-K dated September 22, 2003, including a press release announcing Michael J. Chesser as Chairman of the Board and Chief Executive Officer of Great Plains Energy Incorporated, and William H. Downey as President, Chief Operating Officer and Director of Great Plains Energy Incorporated and President and Chief Executive Officer of Kansas City Power & Light Company.

KCP&L furnished on October 23, 2003, a report on Form 8-K dated October 22, 2003, furnishing a press release regarding third quarter 2003 earnings information and accompanying financials and raising 2003 earnings guidance.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: November 7, 2003	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 7, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: November 7, 2003	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: November 7, 2003	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)