Form 10-K
period 2003-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2004-03-10
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)
Great Plains Energy Incorporated Yes  X   No ___     Kansas City Power & Light Company Yes___  No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2003, was approximately $1,998,389,779. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On March 5, 2004, Great Plains Energy Incorporated had 69,258,755 shares of common stock outstanding. The aggregate market value of the common stock held by nonaffiliates of Great Plains Energy Incorporated (based upon the closing price of its common stock on the New York Stock Exchange on March 5, 2004) was approximately $2,444,141,464. On March 5, 2004, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Documents Incorporated by Reference

Portions of the 2004 Proxy Statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
PART I
Item 1	Business	6
Item 2	Properties	17
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	19
PART II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	20
Item 6	Selected Financial Data	22
Item 7	Management's Discussion and Analysis of Financial Conditions
	and Results of Operation	23
Item 7A	Quantitative and Qualitative Disclosures About Market Risks	58
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	60
	Consolidated Balance Sheets	61
	Consolidated Statements of Cash Flows	63
	Consolidated Statements of Common Stock Equity	64
	Consolidated Statements of Comprehensive Income	65
	Kansas City Power & Light Company
	Consolidated Statements of Income	66
	Consolidated Balance Sheets	67
	Consolidated Statements of Cash Flows	69
	Consolidated Statements of Common Stock Equity	70
	Consolidated Statements of Comprehensive Income	71
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	72
Item 9	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	129
Item 9A	Controls and Procedures	129
PART III
Item 10	Directors and Officers of the Registrants	129
Item 11	Executive Compensation	132
Item 12	Security Ownership of Certain Beneficial Owners and Management	139
Item 13	Certain Relationships and Related Transactions	141
Item 14	Principal Accounting Fees and Services	141
PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	142

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company’s actions by the Public Utility Holding Company Act of 1935
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o	financial market conditions including, but not limited to, changes in interest rates and in availability and cost of capital
o	ability to maintain current credit ratings
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost, availability and deliverability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by the Company’s non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935
ABO	Accumulated Benefit Obligation
AFDC	Allowance for Funds used During Construction
APB	Accounting Principles Board
ARB	Accounting Research Bulletin
ARO	Asset Retirement Obligations
Bracknell	Bracknell Corporation
CenturyTel	CenturyTel Fiber Company II, LLC
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
COLI	Corporate Owned Life Insurance
Compact	Central Interstate Low-Level Radioactive Waste Compact
Consolidated KCP&L	KCP&L and its subsidiary, HSS
Custom Energy Holdings	Custom Energy Holdings, L.L.C.
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc.
and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EIRR	Environmental Improvement Revenue Refunding
ELC	Environmental Lighting Concepts, Inc.
EPA	Environmental Protection Agency
EPS	Earnings per share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GAAP	Generally Accepted Accounting Principles
GPES	Great Plains Energy Services Incorporated
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
IBEW	International Brotherhood of Electrical Workers
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties

Abbreviation or Acronym	Definition

KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly-owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt-hour
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
Medicare Act	The Medicare Prescription Drug, Improvement and Modernization Act of 2003
MISO	Midwest Independent System Operator
MODOR	Missouri Department of Revenue
MPSC	Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Council
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Securities Trust	KCPL Financing I
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SOP	Statement of Position by the American Institute of Certified Public Accountants
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS
XLCA	XL Capital Assurance Inc.

PART I

ITEM 1. BUSINESS

General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants in this combined annual report. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

Great Plains Energy
Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act). Through a corporate restructuring consummated on October 1, 2001, Great Plains Energy became the parent company and sole owner of the common stock of KCP&L. Each outstanding share of KCP&L stock was exchanged for a share of Great Plains Energy stock. As a result, Great Plains Energy replaced KCP&L as the listed entity on the New York Stock Exchange with the trading symbol GXP. In connection with the reorganization, KCP&L transferred to Great Plains Energy its interest in two wholly owned subsidiaries, KLT Inc. and Great Plains Power Incorporated (GPP).

Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, Innovative Energy Consultants Inc. (IEC), and Great Plains Energy Services Incorporated (GPES).

o	KCP&L is described below.
o	KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas), and affordable housing limited partnerships. Strategic Energy provides retail electricity services in several electricity markets offering retail choice. KLT Gas explores for, develops and produces unconventional natural gas resources, including coalbed methane properties. In February 2004, the Company disclosed its intent to exit the gas business. Effective the first quarter of 2004, Great Plains Energy will reflect KLT Gas as discontinued operations in its consolidated financial statements. KLT Inc. indirectly held a majority ownership in DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and digital Teleport of Virginia, Inc. (DTI). DTI filed voluntary petitions for bankruptcy on December 31, 2001. DTI provided telecommunications access and connectivity to secondary and tertiary markets. See Note 9 to the consolidated financial statements for further information regarding DTI bankruptcy activities and status.
o	GPP focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation until market conditions improve or the Company makes further changes in its business strategy. The siting and permitting process is currently focused on two potential new generation sites. GPP has made no significant investments to date.
o	IEC is an intermediate holding company that holds an indirect interest in Strategic Energy.
o	GPES was formed in 2003 to provide services at cost to Great Plains Energy and certain of its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

Strategy
Over the first six months of 2004, the Company is engaging in a comprehensive strategic planning process to map its view of the future of the electric industry, and ultimately the Company, over the next five to ten years. This inclusive process draws on the creativity and skills of employees, outside experts and people from the community.

Customer choice, regulatory change, and energy market conditions significantly impact Great Plains Energy’s business. In response, the strategic planning process will be conducted with these goals in mind: to improve the Company’s competitive position, to anticipate and adapt to business environment and regulatory changes, and to maintain a strong balance sheet and investment-grade credit quality.

The strategic planning process will seek to enhance the disciplined growth of the Company and build upon the strong foundation of KCP&L and Strategic Energy. This platform for growth provides a balanced mix of regulated earnings from the utility operations of KCP&L and the potential continued growth of Strategic Energy as it expands its presence in competitive retail markets.

KCP&L will continue to enhance its competitive generation fleet and reliable transmission and distribution networks while maintaining its focus on customer satisfaction, operational excellence and cost control.

Strategic Energy has a growing retail business in competitive electricity supply offering services in approximately half of the retail choice states to help commercial and industrial customers manage their electricity procurement needs. Strategic Energy is targeting expansion into Connecticut and Maryland in 2004, as well as expansion into additional utility territories in Ohio and Texas. The Company believes competitive electricity markets will continue to expand over the next decade. While the pace of new states offering retail choice has slowed, Strategic Energy continues to grow in states it currently provides service in and expand into additional states that currently offer retail choice.

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the earnings volatility of the exploration process, are no longer compatible with the Company’s strategic vision.

Consolidated KCP&L
KCP&L, a Missouri corporation incorporated in 1922, is an integrated electric utility company serving retail customers in the states of Missouri and Kansas. KCP&L has one wholly owned subsidiary, Home Service Solutions Inc. (HSS), that holds a residential services investment, Worry Free Services, Inc. (Worry Free). Worry Free is no longer actively pursuing new customers and management does not anticipate any significant additional capital investments in Worry Free. In June 2003, HSS completed the disposition of its interest in R.S. Andrews Enterprises, Inc. (RSAE).

Recent Developments
For a discussion of recent events that have impacted Great Plains Energy and consolidated KCP&L, please refer to their respective sections in Item 7. Management’s Discussion and Analysis.

Business Segments of Great Plains Energy and KCP&L
Consolidated KCP&L’s sole reportable business segment is KCP&L. Great Plains Energy, through its direct and indirect subsidiaries, has three reportable business segments: KCP&L, Strategic Energy and KLT Gas. See Item 7. Management’s Discussion and Analysis, KLT Gas section for additional information regarding the Company’s first quarter 2004 decision to exit the gas business.

For information regarding the revenues, income and assets attributable to the Company’s reportable business segments, see Note 16 to the consolidated financial statements, which is incorporated by reference. Comparative financial information and discussion regarding the Company’s and KCP&L’s reportable business segments can be found in Item 7. Management’s Discussion and Analysis.

Regulation — General
Great Plains Energy and its subsidiaries are subject to certain limitations and approval requirements as a registered holding company system under the 35 Act, with respect to matters such as the structure of holding company systems, transactions among affiliates, acquisitions, business combinations, the issuance, sale and acquisition of securities, and engaging in business activities not directly related to the utility or energy business. Consistent with the requirements under the 35 Act, Great Plains Energy formed a service company effective April 1, 2003. The Company is required to submit reports providing detailed information concerning the organization, financial structure and operations of Great Plains Energy and its subsidiaries. Several proposals regarding the 35 Act have been introduced in Congress in the past few years; however, the prospects for legislative reform or repeal are uncertain at this time.

Other regulatory matters affecting KCP&L, Strategic Energy and KLT Gas are described below in the discussion on each of these reportable business segments.

Capital Program and Financing
For information on the Company’s and KCP&L’s capital program and financial needs, see Item 7. Management’s Discussion and Analysis, Capital Requirements and Liquidity section and Notes 17 and 18 to the consolidated financial statements.

KCP&L
KCP&L, headquartered in Kansas City, Missouri, engages in the generation, transmission, distribution and sale of electricity. KCP&L serves almost 490,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas. Customers include over 430,000 residences, over 55,000 commercial firms, and almost 2,500 industrials, municipalities and other electric utilities. KCP&L’s retail revenues averaged 87% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. KCP&L is significantly impacted by seasonality with over one-third of its retail revenues recorded in the third quarter. KCP&L’s total electric revenues accounted for approximately 49%, 54% and 66% of Great Plains Energy’s consolidated revenues in 2003, 2002 and 2001, respectively.

Regulation
KCP&L is regulated by the Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L is classified as a public utility under the Federal Power Act and accordingly, is subject to regulation by the Federal Energy Regulatory Commission (FERC). By virtue of its 47% ownership interest in Wolf Creek Nuclear Generating Station (Wolf Creek), KCP&L is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing and safety-related requirements. KCP&L is also subject to the jurisdiction of the SEC under the 35 Act, as described above.

Missouri jurisdictional retail revenues averaged 58% of KCP&L’s total retail revenue over the last three years. Kansas jurisdictional retail revenues averaged 42% of KCP&L’s total retail revenue over the last three years.

See Item 7. Management’s Discussion and Analysis, Critical Accounting Policies section for additional information concerning regulatory matters.

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP) formulated and approved a strategic plan including provisions for SPP to become compliant with FERC Order 2000. SPP filed for FERC recognition as an RTO on October 15, 2003, and received conditional approval on February 10, 2004. Some of the more significant conditions placed on SPP for obtaining final FERC approval include implementing SPP’s proposed independent Board of Directors, placing all transmission service within the SPP footprint under the SPP regional transmission tariff, having an Independent Market Monitor in place, and providing SPP clear and precise authority to independently and solely determine which transmission projects to include in the regional transmission plans. KCP&L expects that FERC’s requirement to place all transmission service within the SPP footprint under the SPP regional transmission tariff will prove to be the most problematic. KCP&L is directly participating in the SPP process to become FERC Order 2000 compliant and intends to continue SPP participation. However, KCP&L must obtain state commission approvals to participate in the SPP RTO.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid and to standardize wholesale energy market rules. All public utilities that own, control or operate transmission facilities in interstate commerce would be required to turn over the operation of their transmission facilities to an RTO that meets the definition of an independent transmission provider or contract with an entity that meets the definition of an independent transmission provider. KCP&L filed comments with the FERC on the proposed rulemaking in November 2002. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform” in response to comments received on its proposed rulemaking. In the white paper, the FERC stated its intent in its final rule to require all public utilities to join an RTO or Independent System Operator (ISO) and to eliminate the requirement that public utilities create or join an independent transmission provider. The FERC also stressed that state authorities will play a significant role in RTO and ISO formation through the formation of Regional State Committees. The proposal also allows for phased-in implementation and sequencing tailored to each region and for modifications to benefit customers within each region. The FERC also indicated that divestiture is not required to achieve independent operation of the transmission system. Companies may remain vertically integrated under an RTO or ISO. Additionally, as proposed, each RTO or ISO would be required to have a clear transmission cost recovery policy outlined in its tariff. The timing of a final rule is uncertain.

Competition
For years the electric industry was relatively stable, characterized by vertically integrated electric companies. During recent years however, federal and state developments aimed at promoting competition resulted in much industry restructuring. The industry has moved from a fully regulated industry, comprised of integrated companies that combine generation, transmission and distribution, to a highly fragmented industry comprised of some fully integrated, regulated utility markets and some competitive wholesale generation markets with continuing regulation of transmission and distribution. However, the pace of restructuring has slowed significantly due primarily to public and governmental reactions to issues associated with deregulation efforts in California and the collapse of its wholesale electric energy market. While most states in the process of deregulating the generation of electricity have continued the process, no new states have initiated the deregulation process.

At the federal level, the FERC remains committed to the development of wholesale generation markets. Although its proposal for the development of RTOs to facilitate markets has been delayed, it has undertaken an initiative to standardize wholesale markets in the United States. At the state level, concerns raised, including experiences in California, have stalled new retail competition initiatives and slowed the separation of generation from regulated transmission and distribution assets. As changes in the retail and wholesale markets have occurred, regulators and legislators in different jurisdictions have not coordinated these changes. In some cases, actions by one jurisdiction may conflict with actions by another, creating potentially incompatible obligations for public utilities. Management believes the transition to competition will continue, although at a slow pace, particularly at the state level. No proposed legislation authorizing retail choice has been introduced in Missouri or Kansas for several years.

Management believes it is too early to predict what the ultimate timing or effects of changes in the energy industry will be, or how potentially incompatible regulatory obligations will be resolved. Restructuring issues are complex and are continually affected by events at the federal and state levels. However, these changes may result in fundamental alterations in the way traditional integrated utilities conduct business. Management also believes that competition for electric generation services has created new risks and uncertainties in the industry. The uncertainties include future prices of generation service in the wholesale and retail markets, supply and demand volatility, and changes in customer profiles that may impact margins on various electric service offerings. These uncertainties create additional risk for participants in the industry, including KCP&L, and may result in increased volatility in operating results.

If Missouri or Kansas were to pass legislation authorizing retail choice, KCP&L would no longer be able to apply regulated utility accounting principles to some, or all, of its operations and may be required to write off certain regulatory assets and liabilities. See Note 5 to the consolidated financial statements for additional information regarding regulatory assets and liabilities.

Power Supply
KCP&L is a member of the SPP reliability region. As one of the ten regional members of North American Electric Reliability Council (NERC), SPP is responsible for maintaining reliability in its area through coordination of planning and operations. As a member of the SPP, KCP&L must maintain a capacity margin of at least 12% of its projected peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin ensures the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

KCP&L’s maximum system net hourly summer peak load of 3,610 MW occurred on August 21, 2003. The maximum winter peak load of 2,382 MW occurred on December 18, 2000. During 2003, the winter peak load was 2,268 MW. The projected peak summer demand for 2004 is 3,469 MW.

KCP&L’s generation assets account for 97% of its 4,186 MW of projected 2004 capacity. The remainder of KCP&L’s capacity requirements will be met by capacity purchases net of capacity sales. KCP&L has adequate generation assets to meet its projected capacity requirements through 2005 and is currently evaluating various purchase and construction options to meet capacity and energy requirements thereafter.

The majority of KCP&L’s rates do not contain an automatic fuel adjustment clause. Consequently, to the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing, natural gas or purchased power increased significantly after the expiration of the contracts described in this section, or if KCP&L’s lower fuel cost units did not meet anticipated availability levels, KCP&L earnings may be adversely affected until the increased cost could be reflected in rates.

The principal sources of fuel for KCP&L’s electric generation are coal and nuclear fuel. KCP&L expects to satisfy about 99% of its 2004 fuel requirements from these sources with the remainder provided by natural gas and oil. The actual 2003 and estimated 2004 fuel mix and delivered cost in cents per net kWh generated are as follows:

			Fuel cost in cents per
	Fuel Mix		net kWh generated

	Estimated	Actual	Estimated	Actual
Fuel	2004	2003	2004	2003

Coal	75%	77%	0.93	0.90
Nuclear	24	22	0.42	0.41
Other	1	1	6.46	5.34

Total Generation	100%	100%	0.90	0.85

During 2004, KCP&L’s generating units, including jointly owned units, are projected to burn approximately 12.3 million tons of coal. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming’s Powder River Basin, the nation’s principal supplier of low-sulfur coal. These contracts, with expiration dates ranging from 2004 through 2006, will satisfy almost all of the projected coal requirements for 2004 and 2005. The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases. KCP&L has also entered into rail transportation contracts with various railroads for moving coal from Powder River Basin to its generating units. These contracts, with expiration dates ranging from 2005 through 2020, will provide transportation services for all of the coal KCP&L transports from Powder River Basin to its generating units.

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. In the first step, uranium concentrates are chemically converted to uranium hexafluoride, which is suitable for enrichment. During enrichment, the fissionable isotope of uranium contained in uranium hexafluoride is concentrated by removing a large part of the non-fissionable isotope resulting in enriched uranium hexafluoride suitable for further processing into nuclear fuel pellets. Finally, the enriched uranium hexafluoride is further processed into uranium dioxide powder that is pressed into ceramic pellets, which are then encased in metal tubes and arranged into fuel assemblies in the fabrication process.

The owners of Wolf Creek have on hand or under contract 84% of their uranium needs and 100% of their conversion needs for 2004. In addition, 94% of the uranium and 100% of the conversion needed for operation of Wolf Creek through September 2009 is under contract. The balance of the 2004 uranium requirement is expected to be purchased on the secondary (spot) market. The owners also have under contract 100% of the uranium enrichment required to operate Wolf Creek through March 2008. Fabrication requirements are under contract through 2024.

All uranium, uranium conversion and uranium enrichment arrangements, as well as the fabrication agreement, have been entered into in the ordinary course of business, and Wolf Creek ordinarily is not substantially dependent on these agreements. However, contraction and consolidation among suppliers of these commodities and services, coupled with recent temporary shutdowns of some production facilities of two of the suppliers, have introduced some uncertainty as to Wolf Creek’s ability to replace, if necessary, some of these contracts. Great Plains Energy’s management believes this potential problem is common to the nuclear industry. Accordingly, in the event the affected contracts were required to be replaced, Great Plains Energy’s and Wolf Creek’s management believes that the industry and government would arrive at a solution to minimize disruption of the nuclear industry’s operations, including Wolf Creek’s operations.

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the NRC license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025.

In January 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. About sixty other similar cases are pending before that court, six of which are scheduled to begin trial in the first quarter of 2004. Another federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L cannot predict the outcome of this case.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated the development of low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Nebraska officials opposed the facility and Nebraska has given notice of its withdrawal from the Compact effective in August 2004. In June 2003, the Compact revoked Nebraska’s membership in the Compact effective July 17, 2004. As a result, Nebraska’s legal rights under the Compact will be extinguished on the effective date of either the Compact’s revocation of Nebraska’s membership or Nebraska’s withdrawal from the Compact. If membership is severed by virtue of revocation by the Compact, any legal obligations Nebraska incurred prior to revocation shall not cease until Nebraska fulfills them. The Compact has taken the position that Nebraska’s legal obligations include the obligation to be the host state for a disposal site. Currently, the low-level waste from Wolf Creek is being processed and disposed of in other federally approved sites. See Note 13 to the consolidated financial statements for additional information regarding low-level waste.

At times, KCP&L purchases power to meet its customers’ needs. Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of excess demand. KCP&L’s purchased power, as a percent of MWh requirements, totaled 6%, 5%, and 6%, in 2003, 2002 and 2001, respectively.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies;

however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

Strategic Energy
Great Plains Energy has invested $32.1 million to acquire its 89% indirect interest in Strategic Energy, which provides retail electricity services. Strategic Energy accomplishes this by entering into long-term contracts with its customers to supply electricity. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Of the states that offer retail choice, Strategic Energy operates in California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy is targeting expansion into Connecticut and Maryland in 2004, as well as expansion into additional utility territories in Ohio and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. Strategic Energy’s total revenues accounted for approximately 51%, 42% and 28% of Great Plains Energy’s consolidated revenues in 2003, 2002 and 2001, respectively.

At December 31, 2003, Strategic Energy provided retail electricity services on behalf of approximately 48,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s diverse customer base, totaling over 6,800 customers, includes numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 16.3 million, 10.1 million and 3.1 million for the years 2004 through 2006, respectively. Strategic Energy expects to deliver additional MWh sales in these years through growth in existing markets by re-signing existing customers and by signing new customers as well as through expansion into new markets. Strategic Energy’s projected MWh sales for 2004 based on signed contracts and expected additional MWh sales are in the range of 19 million to 21 million MWhs.

Strategic Energy’s growth objective is to continue to expand into retail choice states and continue to earn its share of a large market opportunity. Strategic Energy’s continued success is dependent on a number of factors including, but not limited to, the ability to contract for wholesale MWhs to meet its customers’ needs, the ability to contract for wholesale MWhs at prices that are competitive with the host utility territory rates and that can be competitive with current and/or future competitors, the ability to provide value-added customer services and the ability to attract and retain employees experienced in providing service in retail choice states. See Note 12 to the consolidated financial statements for information regarding a put option held by the minority interest owner of Strategic Energy.

Power Supply
To supply its retail contracts, Strategic Energy primarily purchases power under forward contracts in fixed quantities at fixed prices from power suppliers based on projected customer usage. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. Strategic Energy is subject to potential earnings volatility to the extent that actual customer usage varies significantly from projections. The effect on earnings would be dependent on conditions and prices in the wholesale market.

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

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2003, Strategic Energy’s five largest suppliers under forward supply contracts represented 65% of the total future committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

Credit risk represents the loss that Strategic Energy could incur if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further manages credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

Based on guidelines set by its Exposure Management Committee, Strategic Energy monitors its counterparty credit risk by routinely evaluating the credit quality and performance of its suppliers. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy may, among other things, establish counterparty credit limits and adjust the amount of collateral required from its suppliers.

Regulation
Strategic Energy, as a participant in the wholesale electricity and transmission markets, is subject to FERC jurisdiction. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where Strategic Energy has retail customers. Each state has a public utilities commission that publishes rules related to retail choice. Each state’s rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy’s ability to profitably serve in any jurisdiction. Strategic Energy is also subject to the jurisdiction of the SEC under the 35 Act, as described above.

During the third quarter of 2002, the FERC issued a Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design. The proposed rulemaking is designed to establish a single non-discriminatory open access transmission tariff with a single transmission service that is applicable to all users of the interstate transmission grid and to standardize wholesale energy market rules. Strategic Energy has evaluated the impact of the proposed rulemaking on its operations and provided comments to the FERC that are generally supportive of the provisions of the proposal, but suggested some changes to the proposed rule. In late April 2003, the FERC issued a white paper titled “Wholesale Power Market Platform”, response to comments received on its proposed rulemaking. In the white paper, the FERC stressed that state authorities will play a significant role in RTO and ISO formation through the establishment of Regional State Committees. The proposal also allows for phased-in implementation and market rules tailored to each region. The timing of a final rule cannot be predicted at this time.

Competition
Strategic Energy provides retail electricity services in approximately half of the states that offer retail choice. Strategic Energy has several competitors that operate in most or all of the same states in which Strategic Energy services customers. Some of these competitors also operate in states other than where Strategic Energy has operations. Strategic Energy also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy’s competitors vary in size from small companies to very large corporations, some of which have significantly greater financial, marketing, and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. The principal elements of competition are price, service and product differentiation. Strategic Energy believes it is competitive in all of these areas.

KLT Gas
KLT Gas is focused on exploring for, developing, and producing unconventional natural gas resources, including coalbed methane properties. In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the earnings volatility of the exploration process, are no longer compatible with the Company’s strategic vision. See Note 7 to the consolidated financial statements and Item 7. Management’s Discussion and Analysis, KLT Gas sections for additional information.

Regulation
KLT Gas’ activities are regulated extensively at the federal, state and local levels, including environmental, health and safety regulations. Regulated matters include permits for discharges of wastewaters and other substances generated in connection with drilling operations; bonds or other financial responsibility requirements to cover drilling contingencies and well plugging and abandonment costs; and reports concerning operations, the spacing of wells and unitization and pooling of properties. At various times, regulatory agencies have imposed price controls and limitations on oil and gas production. In addition, at the federal level, the FERC regulates interstate transportation of natural gas under the Natural Gas Act. Other regulated matters include marketing, pricing, transportation and valuation of royalty payments. KLT Gas is also subject to the jurisdiction of the SEC under the 35 Act, as described above.

Competition
KLT Gas is an independent natural gas company that frequently competes for reserve acquisitions, exploration leases, licenses, concessions, marketing agreements, equipment and labor against companies with financial and other resources substantially larger than KLT Gas’ resources. In addition, many of KLT Gas’ competitors have been operating in the same core areas for a much longer time than KLT Gas or have established strategic long-term positions in geographic regions in which KLT Gas operates.

Great Plains Energy and Consolidated KCP&L Employees
At December 31, 2003, Great Plains Energy had 2,475 employees. Consolidated KCP&L had 1,841 employees, including 1,371 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2005), with Local 1464, representing transmission and distribution workers (expires January 31, 2006), and with Local 412, representing power plant workers (expires February 28, 2007).

During 2003, the number of employees at Great Plains Energy and consolidated KCP&L, were reduced as a result of the disposition of RSAE. At December 31, 2002, RSAE employed 590 employees. Additionally, consolidated KCP&L transferred 394 employees to GPES on April 1, 2003.

Executive Officers of Great Plains Energy and KCP&L

			Year
			Assumed
			An Officer
Name	Age	Current Position(s)	Position

Michael J. Chesser 1	55	Chairman of the Board and Chief Executive Officer - Great	2003
		Plains Energy
		Chairman of the Board - KCP&L

William H. Downey 2	59	President and Chief Operating Officer - Great Plains Energy	2000
		President and Chief Executive Officer - KCP&L

Andrea F. Bielsker	45	Senior Vice President- Finance, Chief Financial Officer and	1996
		Treasurer - Great Plains Energy
		Senior Vice President - Finance, Chief Financial Officer and
		Treasurer - KCP&L

John J. DeStefano	54	President- Great Plains Power Incorporated	1989
		President - Home Servie Solutions Inc.
		President - Worry Free Services, Inc.

Stephen T. Easley 3	48	Vice President - Generation Services - KCP&L	2000

William P. Herdegen III 4	49	Vice President- Distribution Operations - KCP&L	2001

Jeanie S. Latz	52	Executive Vice President- Corporate and Shared Services	1991
		and Secretary - Great Plains Energy
		Secretary - KCP&L

Nancy J. Moore	54	Vice President- Customer Services - KCP&L	2000

Brenda Nolte 5	51	Vice President- Public Affairs- Great Plains Energy	2000

William G. Riggins	45	General Counsel- Great Plains Energy	2000

Richard A. Spring	49	Vice President- Transmission Services - KCP&L	1994

Lori A. Wright 6	41	Controller - Great Plains Energy	2002
		Controller - KCP&L

Richard M. Zomnir 7	55	President and Chief Executive Officer - Strategic Energy	2003

1	Mr. Chesser was appointed to these positions as of October 1, 2003. Mr. Chesser was Chief Executive Officer of United Water
(2002-2003); President and Chief Executive Officer of GPU Energy (2000-2002); and President and Chief Executive Officer of Itron,
Inc. (1997-2000). Mr. Chesser also is currently finishing his term on the board of Itron, Inc.
2	Mr. Downey was appointed to these positions and to the Boards of Great Plains Energy and KCP&L as of October 1, 2003. Mr.
Downey joined the Company in 2000 as Executive Vice President of KCP&L and President - KCP&L Delivery Division. Previously he
served as President - Unicom Energy Services (1997-1999) and Vice President - Commonwealth Edison Company (1992-1999).
3	Mr. Easley was Vice President - Business Development of KCP&L Power Division from April 2000 - June 2002, President and CEO of GPP from June 2001 - June 2002, Director of Construction at KCP&L from October 1999-April 2000; Assistant to the Chief
Financial Officer at KCP&L in 1999; and Vice President, Business Development Americas with KLT Power Inc. from March
1996-November 1998.
4	Mr. Herdegen was Chief Operating Officer at Laramore, Douglass and Popham in 2001 and Vice President and Director of
Utilities Practice at System Development Integration, a consulting company, from 1999 to 2001; and held various positions at
Commonwealth Edison during 1976-1999.
5	Ms. Nolte was Vice President, Corporate Affairs, with AMC Entertainment from 1997-2000.
6	Ms. Wright served as Assistant Controller for KCP&L from 2001 until named Controller in 2002; and was Director of Accounting and Reporting with American Electric Power Company, Inc. (which acquired Central & South West) in 2000-2001; and Assistant
Controller with Central & South West Corporation in 1997-2000.
7	Mr. Zomnir founded the predecessor to Strategic Energy in 1991 and has served as its President and Chief Executive Officer since that
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

Available Information
Great Plains Energy’s website is www.greatplainsenergy.com, and KCP&L’s website is www.kcpl.com. Information contained on the companies’ websites is not incorporated herein except to the extent specifically so indicated. Both companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

ITEM 2. PROPERTIES

KCP&L Generation Resources
KCP&L’s generating facilities consist of the following:

		Year	Estimated 2004		Primary
	Unit	Completed	MW Capacity		Fuel

Existing Units
Base Load	Wolf Creek	1985	548	(a)	Nuclear
	Iatan	1980	469	(a)	Coal
	LaCygne 2	1977	337	(a)	Coal
	LaCygne 1	1973	344	(a)	Coal
	Hawthorn 5	1969	565		Coal
	Montrose 3	1964	176		Coal
	Montrose 2	1960	164		Coal
	Montrose 1	1958	170		Coal
Peak Load	Hawthorn 9(b)	2000	137		Gas
	Hawthorn 8(c)	2000	77		Gas
	Hawthorn 7(c)	2000	77		Gas
	Hawthorn 6(c)	1997	132		Gas
	Northeast 17 and 18(c)	1977	117		Oil
	Northeast 15 and 16(c)	1975	116		Oil
	Northeast 13 and 14(c)	1976	114		Oil
	Northeast 11 and 12(c)	1972	111		Oil
	Northeast Black Start Unit	1985	2		Oil
	West Gardner 1, 2, 3, and 4(d)	2003	308		Gas
	Osawatomie(d)	2003	77		Gas

Total			4,041

(a)	KCP&L’s share of a jointly owned unit.
(b)	Heat Recovery Steam Generator portion of combined cycle.
(c)	Combustion turbines.
(d)	KCP&L entered an operating lease with a Lease Trust to finance the purchase, installation, assembly and construction of the combustion turbines and related property and equipment. KCP&L consolidated the Lease Trust effective October 1, 2003.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), and Northeast Station (Jackson County, Missouri). KCP&L leases West Gardner Station

(Johnson County, Kansas) and Osawatomie Station (Miami County, Kansas). KCP&L also owns 50% of the 688 MW LaCygne 1 Unit and 674 MW LaCygne 2 Unit (Linn County, Kansas); 70% of the 670 MW Iatan Station (Platte County, Missouri); and 47% of the 1,166 MW Wolf Creek Unit (Coffey County, Kansas).

KCP&L Transmission and Distribution Resources
KCP&L’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. KCP&L owns approximately 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines and approximately 3,500 miles of underground distribution lines in Missouri and Kansas. KCP&L has all the franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived. KCP&L’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve its customers.

KCP&L General
KCP&L’s principal plants and properties, insofar as they constitute real estate, are owned in fee simple, except for the West Gardner and Osawatomie stations which are leased pursuant to a lease with a special purpose entity, which has been consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities”. Certain other facilities are located on premises held under leases, permits or easements. KCP&L electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.

KLT Gas
KLT Gas leases mineral rights on properties primarily located in Colorado, Kansas and Wyoming with some leases in Nebraska and Texas. Effective with Great Plains Energy’s February 2004 announcement of its plans to exit the gas exploration and development business, KLT Gas is actively marketing its leased mineral rights for sale.

ITEM 3. LEGAL PROCEEDINGS

Weinstein v. KLT Telecom Inc.
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in Holdings in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million, and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court in the DTI bankruptcy proceedings. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option, and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit-alleging breach of contract. Weinstein seeks damages of at least $15 million, plus statutory interest. KLT Telecom believes it has meritorious defenses to this lawsuit. Further information regarding the Weinstein suit and the DTI bankruptcy proceedings is contained in Note 9 to the consolidated financial statements, and is incorporated here by reference.

DTI Bankruptcy Proceedings
On December 31, 2001, DTI filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. These cases were consolidated for joint procedural administration. A joint Chapter 11 plan dated March 31, 2003, was filed by DTI. The Chapter 11 plan was confirmed by the Bankruptcy Court on June 11, 2003, and became effective on June 24, 2003. Further information regarding the DTI bankruptcy proceedings is contained in Note 9 to the consolidated financial statements, and is incorporated here by reference.

Hawthorn No. 5 Litigation
KCP&L filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Travelers Indemnity Company of Illinois (Travelers) in Missouri state court on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In 1999, there was a boiler explosion at KCP&L Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union and Reliance National Insurance Company (Reliance), primary carriers, had issued a $200 million primary insurance policy and Travelers had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose between KCP&L and these two insurance companies regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses and KCP&L filed suit against the carriers. In that suit, KCP&L seeks recovery, subject to the limits of the insurance policies, of Hawthorn No. 5 reconstruction costs and replacement power expenses, plus damages and attorneys’ fees from National Union for failing to pay the full amount of its insurance policy. KCP&L’s proof of loss in this suit is currently approximately $285 million. To date, National Union and Reliance have collectively paid approximately $169 million, and have subrogation rights in the litigation described in the next paragraph. Travelers has not made any payments under its policy. Trial of this case is scheduled to begin in January 2005.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants have settled with KCP&L resulting in KCP&L receiving $35.8 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant began in January 2004. On March 5, 2004, the jury reached a verdict finding KCP&L’s damages as a result of the explosion were $452 million. Deducted from these damages are amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury). The remaining damages are divided between KCP&L and its insurers pursuant to the allocation agreement referenced above. KCP&L’s attorneys also receive a share of KCP&L’s recoveries. After these deductions and allocations, KCP&L would receive approximately $33 million as a result of the verdict if it is not modified by the trial or appellate courts. The verdict is not final pending post-trial motions. The defendant in the case may also appeal the verdict.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2003, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Great Plains Energy
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. At December 31, 2003, Great Plains Energy’s common stock was held by 16,070 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy’s common stock is set forth below:

	Common Stock Price Range				Common Stock
	2003		2002		Dividends Declared

Quarter	High	Low	High	Low	2004	2003	2002

First	$25.00	$21.36	$26.98	$24.40	$0.415	$0.415	$0.415
Second	30.31	23.75	25.07	20.35		0.415	0.415
Third	30.84	27.32	22.45	15.69		0.415	0.415
Fourth	32.78	30.10	23.59	17.66		0.415	0.415

Regulatory Restrictions
Under the 35 Act, Great Plains Energy can pay dividends only out of retained or current earnings, unless authorized to do otherwise by the SEC. Great Plains Energy’s authorization under the 35 Act to issue guarantees and other securities is conditioned upon it maintaining consolidated common equity of not less than 30% of consolidated capitalization as of the end of each quarter. Further, under stipulations with the MPSC and KCC, Great Plains Energy has committed to maintain consolidated common equity of not less than 30%.

Dividend Restrictions
Great Plains Energy’s Articles of Incorporation contain certain restrictions on the payment of dividends on Great Plains Energy’s common stock in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect members to the Board of Directors.

Equity Compensation Plan
Great Plains Energy has one equity compensation plan which authorizes the issuance of Great Plains Energy common stock. Great Plains Energy’s shareholders have approved the equity compensation plan. The following table provides information, as of December 31, 2003, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the equity compensation plan. The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted average	under equity
	be issued upon exercise	exercise price of	compensation
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	262,642 (1)	$25.41 (2)	2,218,466
Equity compensation plans not
approved by security holders	-	-	-

Total	262,642 (1)	$25.41 (2)	2,218,466

(1)	Includes 20,744 performance shares and options for 241,898 shares of Great Plains Energy common stock outstanding at December 31, 2003.
(2)	The 20,744 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

KCP&L
Until the October 1, 2001, holding company reorganization, KCP&L’s common stock was listed on the New York Stock Exchange under the symbol KLT. In the holding company reorganization, KCP&L became a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Regulatory Restrictions
Under the 35 Act, KCP&L can pay dividends only out of retained or current earnings, unless authorized to do otherwise by the SEC. KCP&L’s authorization under the 35 Act to issue short-term debt is conditioned upon both it and Great Plains Energy maintaining consolidated common equity of not less than 30% of consolidated capitalization as of the end of each quarter. Further, under stipulations with the MPSC and KCC, KCP&L has committed to maintain consolidated common equity of not less than 35%.

Dividend Restrictions
Under the indenture relating to KCP&L’s 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCPL Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the Debentures indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCPL Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Equity Compensation Plan
KCP&L does not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2003 (b)	2002 (b)	2001 (b)	2000	1999

	(dollars in millions except per share amounts)
Great Plains Energy (a)
Operating revenues	$2,149	$1,803	$1,399	$1,116	$921
Income (loss) from continuing operations
before cumulative effect of changes
in accounting principles (c)	$154	$133	$(17)	$129	$82
Net income (loss)	$145	$126	$(24)	$159	$82
Basic and diluted earnings (loss) per
common share from continuing
operations before cumulative effect
of changes in accounting principles	$2.20	$2.10	$(0.30)	$2.05	$1.26
Basic and diluted earnings (loss) per
common share	$2.07	$1.99	$(0.42)	$2.54	$1.26
Total assets at year end	$3,665	$3,507	$3,464	$3,294	$2,990
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,347	$1,332	$1,342	$1,286	$965
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	3.52	2.92	(d)	3.02	2.38

Consolidated KCP&L (a)
Operating revenues	$1,057	$1,013	$1,288	$1,116	$921
Income from continuing operations before
cumulative effect of changes
in accounting principles (c)	$126	$103	$127	$129	$82
Net income	$117	$96	$120	$159	$82
Total assets at year end	$3,303	$3,139	$3,146	$3,294	$2,990
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,336	$1,313	$1,311	$1,286	$965
SEC ratio of earnings to fixed charges	3.69	2.88	2.22	3.02	2.38

(a)	Great Plains Energy’s consolidated financial statements include consolidated KCP&L, KLT Inc., GPP,
IEC and GPES. KCP&L’s consolidated financial statements include its wholly owned subsidiary HSS.
In addition, KCP&L’s consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001, formation of the holding company.
(b)	See Management’s Discussion for explanations of 2003, 2002 and 2001 results.
(c)	In 2003, 2002 and 2001, this amount is before discontinued operations of $8.7 million, $4.0 million and
$7.2 million, respectively. In 2002, this amount is before the $3.0 million cumulative effect of a change in accounting principle. For further information, see Notes to Consolidated Financial Statements. In
2000, this amount is before the $30.1 million cumulative effect of changes in pension accounting.
(d)	A $68.7 million deficiency in earnings caused the ratio of earnings to fixed charges to be less than a one-to-one coverage. A $195.8 million net write-off before income taxes related to the bankruptcy filing of DTI was recorded in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying consolidated financial statements and related notes.

Losses in prior periods related to the operations of RSAE have been reclassified and are presented as discontinued operations due to the June 2003 disposition of RSAE.

Great Plains Energy
Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, IEC and GPES. Effective October 1, 2001, Great Plains Energy became the holding company of KCP&L, GPP and KLT Inc. In November 2002, the Company created a wholly-owned subsidiary, IEC, as an intermediate holding company that holds an indirect interest in Strategic Energy. GPES was formed in 2003 to provide services at cost to Great Plains Energy and certain of its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

Great Plains Energy Business Overview
As a diversified energy company, Great Plains Energy’s reportable business segments include:

o	KCP&L, an integrated, regulated electric utility in the states of Missouri and Kansas, which provides reliable, affordable electricity to retail customers;
o	Strategic Energy, which provides retail electricity services by entering into long-term contracts with its customers to supply electricity, operates in several electricity markets offering retail choice, including California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas; and
o	KLT Gas, which explores for, develops and produces unconventional natural gas resources.

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production combined with the earnings volatility of the exploration process are no longer compatible with the Company’s strategic vision.

Over the first six months of 2004, the Company is engaging in a comprehensive strategic planning process to map its view of the future of the electric industry, and ultimately the Company, over the next five to ten years. This inclusive process draws on the creativity and skills of employees, outside experts and people from the community.

The strategic planning process will seek to enhance the disciplined growth of the Company and build upon the strong foundation of KCP&L and Strategic Energy. This platform for growth provides a balanced mix of regulated earnings from the utility operations of KCP&L and the potential continued growth of Strategic Energy as it expands its presence in competitive retail markets.

Critical Accounting Policies
The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were highly uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on the results of operations and financial condition.

Pensions
The Company incurs significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.

Pension costs are impacted by actual employee demographics (including age, compensation levels, and employment periods), the level of contributions made to the plan, earnings on plan assets and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.

These assumptions are updated annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions”; however, changes in pension obligations associated with these factors may not be immediately recognized as pension costs on the income statement. The Company generally recognizes gains and losses by amortizing over a five-year period the rolling five-year average of unamortized gains and losses. The key assumptions used in developing the 2003 pension disclosures include a 6.0% discount rate, a 9.0% expected return on plan assets and a 3.3% average compensation rate increase. The discount rate was reduced by 0.75% and 1.25% from 2002 and 2001, respectively, due to current market conditions, while the return on plan assets remained constant and the compensation rate decreased 0.80% from prior years.

In selecting an assumed discount rate, fixed income security yield rates for 30-year Treasury bonds and corporate high-grade bond yields were considered. The assumed rate of return on plan assets was developed based on the weighted average of the long-term returns forecast for the expected portfolio mix of investments held by the plan.

The following table reflects the sensitivities associated with a 0.5 percent increase or a 0.5 percent decrease in key actuarial assumptions. Each sensitivity reflects an evaluation of the change based solely on a change in that assumption only.

		Impact on		Impact on
		Projected	Impact on	2003
	Change in	Benefit	Pension	Pension
Actuarial assumption	Assumption	Obligation	Liability	Expense

		(millions)
Discount rate	0.5% increase	$(30.2)	$(12.8)	$(1.0)
Rate of return on plan assets	0.5% increase	-	-	(1.8)
Discount rate	0.5% decrease	30.5	19.5	1.0
Rate of return on plan assets	0.5% decrease	-	-	1.8

For the year ended December 31, 2003, the Company recorded $17.4 million of pension expense, an $11.9 million increase from the previous year. Pension expense for 2004 is expected to approximate $21.0 million, a $3.6 million increase over 2003. The 2004 increase is primarily due to lower discount rates and the amortization of investment losses from prior years that are recognized on a rolling five-year average basis.

The Company’s pension plan assets are primarily made up of equity and fixed income investments. The market value of the plan assets increased $16.8 million in 2003 primarily reflecting an overall improvement in the equity markets during the year. However, the increase was not enough to recover from significant market declines incurred in 2001 and 2002 when plan assets lost value of approximately $240.8 million. At plan year-end, the fair value of pension plan assets was $341.0 million, not including a $32.0 million contribution made after the plan year-end.

The total accumulated benefit obligation (ABO) of the plans exceeded the fair value of plan assets requiring the Company to record an additional minimum pension liability of $78.4 million as prescribed by SFAS No. 87. This was offset by an intangible asset of $17.4 million to the extent of prior service costs, with the remainder of $61.0 million charged to common equity through other comprehensive income (OCI). Accumulated OCI, net of deferred taxes, was $37.2 million. OCI could be restored through common equity in future periods to the extent fair value of trust assets exceeded the ABO.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, the additional pension liability and cash funding requirements due to volatile market conditions; however, similar charges may be required in the future.

Regulatory Matters
As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP if KCP&L were not regulated. Regulatory assets represent incurred costs that have been deferred because they are probable of future recovery in customer rates. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. At December 31, 2003, KCP&L’s regulatory assets and liabilities totaled $145.6 million and $3.8 million, respectively. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates. Whether an asset has been impaired is determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See Note 5 to the consolidated financial statements for a discussion of regulatory assets and liabilities.

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the Kansas portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60-year life instead of a 40-year life. As a result of the stipulation and agreement, KCP&L’s 2003 retail revenues decreased approximately $12.5 million and depreciation expense decreased approximately $7.7 million. The reduction in depreciation expense has been recorded as a regulatory asset. KCP&L also agreed to file a rate case by May 15, 2006.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization, which began in September 2002, is approximately $4.6 million annually for the remainder of the amortization period.

Asset Retirement Obligations
Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes, written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This estimated rate is based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through a tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed and a new regulatory contra-asset for such amounts has been established. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $75.0 million at December 31, 2003.

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

On January 1, 2003, KCP&L recorded Asset Retirement Obligations (ARO) of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $16.3 million net cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

As a result of its adoption of SFAS No. 143, KLT Gas recorded ARO of $1.2 million, increased property and equipment by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change.

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

Although the liability for Wolf Creek decommissioning costs recorded under the ARO method is expected to be substantially the same at the end of Wolf Creek’s life as the liability to be recorded pursuant to regulatory orders the rate at which the liability increases varies under the different methods. Because KCP&L is subject to SFAS No. 71, the difference in the recognition of the liability will have no impact on earnings.

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

It is anticipated the Company’s February 2004 decision to exit the gas business will be accomplished by the sale of KLT Gas’ assets. Management expects the ARO related to the KLT Gas portfolio to be transferred to the new owners at the time of the sale.

Asset Impairment, including Goodwill and Other Intangible Assets
SFAS No. 144
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144.

During 2003, KLT Gas management determined that two gas properties were impaired as development activities indicated a decline in the estimates of future gas production. As a result of the lower estimated production, the carrying amount of each property exceeded its estimated fair value based upon discounted estimated future cash flows, which resulted in impairments on the two properties. Internal and third party models were used to estimate future production volumes, natural gas pricing, capital expenditures and operating costs. Cash flow models were based on management’s current understanding of prospect geology, well costs and projected operating expenses. Natural gas pricing assumptions were based on the New York Mercantile Exchange Henry Hub Natural Gas forward curve, adjusted for basis differentials and other transportation charges. The impairments totaled $15.2 million and were recorded as losses in (Gain) Loss on property in Great Plains Energy’s consolidated statement of income and the related $5.9 million tax effects were recorded as reductions to income taxes resulting in a $9.3 million reduction to earnings in 2003.

Additionally, in the second half of 2003, Great Plains Energy management performed a strategic review of the KLT Gas natural gas properties (KLT Gas portfolio) and operations. At the direction of the Board of Directors, management engaged a third party specialist to help evaluate the KLT Gas business and provide recommendations regarding business strategy, management, staffing and optimization of the KLT Gas portfolio. The objective of the strategic review was to develop a course of action regarding KLT Gas operations for the Board of Directors’ consideration at its February 2004 meeting. After completion of the KLT Gas strategic review, management determined it would recommend a sale of the KLT Gas portfolio and a plan to exit the gas business at the February 2004 Board of Directors’ meeting.

As a result of its decision to recommend a sale of the KLT Gas portfolio and exit the gas business, Great Plains Energy management engaged a second third party specialist to complete a market reference valuation analysis of the KLT Gas portfolio. As a result of the KLT Gas strategic review and market reference valuation analysis having been conducted, an impairment test of the entire KLT Gas portfolio was performed at December 31, 2003, in accordance with SFAS No. 144, using a probability weighting of the likelihood of potential outcomes at the February 2004 meeting. The impairment test considered 1) the scenario of sale of the entire KLT Gas portfolio with fair value determined by a third party valuation specialist based on estimated market prices and 2) the scenario of hold and use with fair value determined by risk adjusted discounted cash flows. The impairment test indicated that the carrying amount of the KLT Gas portfolio exceeded the probability-weighted fair value, which resulted in an impairment of $39.3 million. Net of the related tax effect of $15.1 million, the impairment reduced earnings by $24.2 million.

The accounting estimates related to asset impairments of KLT Gas are highly susceptible to change from period to period because they require management to make assumptions about future natural gas production volumes, natural gas pricing, capital expenditure requirements, operating costs and risk adjusted discount rates. Further, the estimates at December 31, 2003, were impacted by management’s assessment of the probability of potential outcomes related to selling or continuing to develop the KLT Gas portfolio. As a result of the decision in the first quarter of 2004 to exit the gas business, the carrying amount of the KLT Gas portfolio will be written down to its estimated realizable value in the first quarter of 2004.

SFAS No. 142
Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine the amount of impairment. See Note 6 to the consolidated financial statements for information regarding the impact of adopting SFAS No. 142 on goodwill and goodwill amortization.

Strategic Energy’s 2003 annual impairment test was completed as of September 1, the annual review date, and there was no impairment of the Strategic Energy goodwill. At December 31, 2003 and 2002, the unamortized balance of Strategic Energy goodwill on Great Plains Energy’s balance sheet was $26.1 million.

RSAE’s goodwill was reviewed for impairment as of January 1, 2002, as required under the implementation provisions of SFAS No. 142. Based upon the results of a third party study and budgeted 2002 revenue, RSAE recorded a $3.0 million impairment of goodwill. The impairment was reflected as a cumulative effect to January 1, 2002, of a change in accounting principle.

Management believes that the accounting estimates related to impairment analyses required under SFAS No. 142 are critical accounting estimates. The estimates are highly susceptible to change from period to period because it requires company management to make assumptions about future sales, operating costs and discount rates over an indefinite life. Historically, actual margins and volumes have fluctuated and, to a great extent, fluctuations are expected to continue. The estimates of future margins are based upon internal budgets, which incorporate estimates of customer growth, business expansion and weather trends, among other items.

Strategic Energy – Energy and Energy-related Contract Accounting
Strategic Energy primarily purchases power under long-term forward physical delivery contracts to supply electricity to its retail energy customers under full requirement sales contracts. Both the forward purchase contracts and the full requirements sales contracts meet the accounting definition of a derivative; however, on a majority of the forward purchase derivative contracts and all of the full requirement sales contracts, Strategic Energy applies the normal purchase normal sale accounting treatment. Accordingly, Strategic Energy records receivables and revenues generated from the sales contracts as energy is delivered and consumed by the retail customer. Likewise, a liability and purchase power expense are recorded when the energy under long-term forward physical delivery contracts is delivered to Strategic Energy’s retail customers.

An inability to sustain the normal purchase / normal sale accounting treatment for forward purchase derivative contracts could result in asymmetrical accounting, whereby the timing of the impact on operating earnings would differ if normal purchase / normal sale accounting treatment was applied to the full requirements sales contracts, but the forward purchase derivative contracts no longer qualified for normal purchase / normal sale accounting treatment.

For forward purchase contracts that do not meet the qualifying criteria for normal purchase / normal sale accounting treatment, the Company elects cash flow hedge accounting, where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in OCI and subsequently reclassified as purchased power expense in Great Plains Energy’s consolidated statement of income as the power is delivered and/or the contract settles. Additionally, in the future OCI may have greater fluctuations than historically because of a larger number of derivative contracts designated for cash flow hedge accounting, but these fluctuations would not affect current period earnings or cash flows.

Changes in fair value of forward purchase derivative contracts that do not meet the requirements for the normal purchase / normal sale accounting treatment or cash flow hedge accounting are recorded in earnings and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts could result in earnings volatility as the fair value of the changes in the associated derivative assets and liabilities are recorded on a net basis in purchased power expense in Great Plains Energy’s consolidated statement of income.

Derivative assets and liabilities consist of a combination of energy and energy-related contracts. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices, contract quantities, or both. The market prices and quantities used to determine fair value reflect management’s best estimate considering various factors. However, future market prices and actual quantities will vary from those used in recording energy assets and liabilities at fair value, and it is possible that such variations could be material.

Market prices for energy and energy-related commodities vary based upon a number of factors. Changes in market prices will affect the recorded fair value of energy contracts. Changes in the fair value of energy contracts will affect earnings in the period of the change for contracts under fair value accounting and OCI in the period of changed for contracts under cash flow hedge accounting, while changes in forward market prices related to contracts under accrual accounting will affect earnings in future periods to the extent those prices are realized. Strategic Energy cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable.

Related Party Transactions
Custom Energy Holdings, L.L.C. (Custom Energy Holdings) holds 100% of the direct ownership interests in Strategic Energy. Great Plains Energy holds an 89% indirect ownership position in Strategic Energy. SE Holdings, L.L.C. (SE Holdings) owns the remaining 11% indirect ownership position in Strategic Energy. Richard Zomnir, President and Chief Executive Officer of Strategic Energy and certain other employees of Strategic Energy hold direct or indirect interests in SE Holdings. SE Holdings has a put option to sell all or part of its 11% interest in Strategic Energy (Put Interest) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, at fair market value. On February 9, 2004, a letter agreement was entered into setting forth a procedure for determining the fair market value of the Put Interest (Letter Agreement). The Letter Agreement provides for SE Holdings to exercise its put option with respect to all but one unit (0.00001% of issued and outstanding units) of each of its respective series of ownership interest in Custom Energy Holdings. Upon closing of such a transaction, which is anticipated for mid-April 2004, subject to obtaining all necessary regulatory approvals, SE Holdings would continue to be a member of Custom Energy Holdings and be represented on the Management Committee of Custom Energy Holdings and Strategic Energy.

The Letter Agreement further provides that Mr. Zomnir will remain with Strategic Energy through the closing of the transaction. Upon consummation of the transaction, Mr. Zomnir will resign. An executive search is being conducted over the next several months considering both internal and external candidates for the position of President and Chief Executive Officer of Strategic Energy.

In November 2002, the Board of Directors of the Company approved a merger of Environmental Lighting Concepts, Inc. (ELC) into IEC to acquire ELC’s 6% indirect interest in Strategic Energy. The merger resulted in Great Plains Energy holding an 89% indirect interest in Strategic Energy. Gregory J. Orman, the former Executive Vice President – Corporate Development and Strategic Planning of the Company, was the majority shareholder of ELC and received $10.1 million in Company common stock and a note, which was paid in January 2003. See Note 12 to the consolidated financial statements.

Great Plains Energy Results of Operations

	2003	2002	2001

	(millions)
Operating revenues	$2,149.5	$1,803.4	$1,399.1
Fuel	(160.3)	(159.7)	(163.8)
Purchased power - KCP&L	(53.2)	(46.2)	(65.2)
Purchased power - Strategic Energy	(968.9)	(685.4)	(329.0)
Other operating expenses	(484.5)	(470.2)	(447.6)
Depreciation and depletion	(143.7)	(149.2)	(157.8)
Gain (loss) on property	(30.8)	0.3	(169.9)

Operating income	308.1	293.0	65.8
Income (loss) from equity investments	(2.0)	(1.2)	24.6
Non-operating income (expenses)	(20.8)	(22.9)	(32.3)
Interest charges	(76.2)	(87.4)	(101.9)
Income taxes	(55.5)	(48.3)	26.8
Discontinued operations	(8.7)	(4.0)	(7.2)
Cumulative effect of a change
in accounting principle	-	(3.0)	-

Net income (loss)	144.9	126.2	(24.2)
Preferred dividends	(1.6)	(1.7)	(1.6)

Earnings (loss) available for common stock	$143.3	$124.5	$(25.8)

2003 compared to 2002
Great Plains Energy’s 2003 earnings, as detailed in the table below, increased to $143.3 million, or $2.07 per share, from $124.5 million, or $1.99 per share, compared to 2002. The issuance of 6.9 million shares in November 2002 diluted 2003 earnings per share by $0.23.

				Earnings (Loss) Per
	Earnings (Loss)			Great Plains Energy Share

	2003	2002	2001	2003	2002	2001

	(millions)

KCP&L	$127.2	$102.9	$96.8	$1.84	$1.64	$1.57
Subsidiary operations	(1.3)	(0.2)	1.7	(0.02)	-	0.03
Discontinued operations	(8.7)	(4.0)	(7.2)	(0.13)	(0.06)	(0.12)
Cumulative effect of changes
in accounting principles	-	(3.0)	-	-	(0.05)	-

Consolidated KCP&L	117.2	95.7	91.3	1.69	1.53	1.48
Strategic Energy	39.6	29.7	21.8	0.57	0.48	0.35
KLT Gas	(36.9)	-	14.3	(0.53)	-	0.23
Other non-regulated operations	23.4	(0.9)	(153.2)	0.34	(0.02)	(2.48)

Great Plains Energy	$143.3	$124.5	$(25.8)	$2.07	$1.99	$(0.42)

KCP&L’s earnings increased $24.3 million in 2003 compared to 2002. Earnings in 2003 include $11.3 million related to the partial settlements of Hawthorn No. 5 litigation. See consolidated KCP&L Results of Operations for additional information. KCP&L’s revenue increased $45.0 million primarily due to a significant increase in wholesale MWhs sold at higher wholesale prices partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. This increase combined with a decrease in interest expense more than offset increases in purchased power expense, pension expense and power plant maintenance expense. The amortization of the Missouri jurisdictional portion of the storm costs increased $3.1 million in 2003. In 2002, KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs.

Discontinued operations in 2003 includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million. Losses from RSAE in 2002 of $4.0 million have been reclassified and presented as discontinued operations. Additionally, 2002 earnings reflect the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Strategic Energy’s earnings increased $9.9 million in 2003 compared to 2002. The increase is the result of a $301.5 million increase in revenue partially offset by a $283.5 million increase in purchased power expense primarily due to a 41% increase in MWhs sold. This increase was partially offset by an increase in administrative and general expenses including employee related expenses. In addition to the continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 6% in the fourth quarter of 2002.

KLT Gas incurred a loss of $36.9 million in 2003. KLT Gas’ 2003 net loss includes after tax operating losses of $3.4 million and after tax impairments of $33.5 million. The after tax impairments consist of charges totaling $9.3 million on two properties in response to lower revised estimates of future gas production and a fourth quarter 2003 impairment charge of $24.2 million related to the Company’s KLT Gas strategic review and exit plan valuation analysis. See Note 7 to the consolidated financial statements for additional information regarding the KLT Gas property impairments.

Other non-regulated operations include a $28.1 million after tax gain related to the confirmation of the DTI bankruptcy. See Note 9 to the consolidated financial statements for additional information regarding DTI. Other non-regulated operations also included a $2.3 million decrease in earnings primarily due to higher reductions in affordable housing limited partnerships in 2003 compared to 2002.

2002 compared to 2001
Great Plains Energy’s 2002 earnings increased to $124.5 million, or $1.99 per share, from a loss of $25.8 million, or $(0.42) per share, compared to the same period of 2001.

KCP&L’s increase in earnings was the result of warmer summer 2002 weather compared to 2001, continued load growth and a 40% increase in wholesale MWh sales, which combined with other net positive impacts of the return to service of Hawthorn No. 5 in mid-2001 to more than offset increased expenses. The increased expenses included the January 2002 ice storm costs and increased pension expenses.

Discontinued operations for 2002 and 2001 reflect the operations of RSAE, which was disposed of in June 2003. The 2002 cumulative effect of changes in accounting principles reflects RSAE’s write-down of goodwill due to the adoption of SFAS No. 142.

Strategic Energy’s earnings increased $7.9 million; however, 2001 earnings included $15.0 million in earnings from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. The increase in 2002, excluding the effect in 2001 of these earnings from wholesale power sales, was due to continued growth in retail electric sales resulting from increases in customer accounts and MWhs served. This was partially offset by increased salaries and benefits and an increase in income taxes as a result of increased sales in states with higher income tax rates for the current year.

During 2002, KLT Gas focused on the acquisition of additional leased acreage and the testing and development of several unconventional natural gas properties. KLT Gas’ earnings in 2001 reflect the $12.0 million after tax gain on the sale of its 50% equity ownership in Patrick KLT Gas, LLC.

Other non-regulated operations included, among other things, a $3.8 million increase in earnings primarily due to lower reductions in affordable housing limited partnerships in 2002 compared to 2001. Additionally, 2001 reflects $173.8 million related to both DTI operating losses incurred in 2001 and the $140.0 million net write-off following DTI’s bankruptcy filings at the end of 2001. As a result of DTI’s filing for bankruptcy protection, DTI is not included in 2002 results of operations. See Note 9 to the consolidated financial statements for additional information. Additionally, in 2001 prior to KLT Telecom’s purchase of a majority ownership in DTI, DTI completed a tender offer for 50.4% of its outstanding senior discounted notes. This transaction resulted in a $15.9 million gain on the early extinguishment of debt.

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

KCP&L has over 4,000 MW of generating capacity. Five combustion turbine units added 385 MW of peaking capacity in 2003. KCP&L has entered into a five-year construction and synthetic operating lease transaction with a Lease Trust for the five combustion turbines. In accordance with FIN No. 46, KCP&L consolidated the Lease Trust in the fourth quarter of 2003.

KCP&L has transmission and distribution facilities that served almost 490,000 customers as of December 31, 2003. KCP&L continues to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Customers of KCP&L set a record peak demand for the consumption of electricity on August 21, 2003. The all-time one-hour peak reached 3,610 MW when the downtown Kansas City, Missouri temperature was 105 degrees. A growing customer base and the extreme temperature contributed to the new peak. The previous summer peak for KCP&L of 3,374 MW was set August 28, 2000.

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

See Item 1. Business, KCP&L section for information regarding the FERC Order 2000 and Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design.

KCP&L has a wholly-owned subsidiary, HSS, that holds a residential services investment, Worry Free. Worry Free is no longer actively pursuing new customers and management does not anticipate any significant additional capital investments in Worry Free. In June 2003, HSS completed the disposition of its interest in RSAE.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations. Consolidated KCP&L results of operations include KCP&L, an integrated electric utility and HSS. For comparative purposes only, 2001 is presented below excluding the results of operations for KLT Inc. and subsidiaries and GPP, which were transferred to Great Plains Energy on October 1, 2001. For comparison 2001 presented below should only be used in the context of the discussion and analysis that follows.

				Subsidiaries
			For	transferred
			Comparison	to Great
	2003	2002	2001	Plains Energy	2001

	(millions)
Operating revenues	$1,057.0	$1,012.8	$970.9	$317.2	$1,288.1
Fuel	(160.3)	(159.7)	(163.8)	-	(163.8)
Purchased power	(53.2)	(46.2)	(65.2)	(239.7)	(304.9)
Other operating expenses	(422.6)	(411.6)	(367.0)	(60.7)	(427.7)
Depreciation and depletion	(141.0)	(145.5)	(137.7)	(14.3)	(152.0)
Gain (loss) on property	1.6	0.2	(0.1)	23.7	23.6

Operating income	281.5	250.0	237.1	26.2	263.3
Income (loss) from equity investments	-	-	(0.1)	24.6	24.5
Non-operating income (expenses)	(1.8)	(4.1)	(7.7)	(17.5)	(25.2)
Interest charges	(70.3)	(80.3)	(78.4)	(17.8)	(96.2)
Income taxes	(83.5)	(62.9)	(51.3)	11.8	(39.5)
Discontinued operations	(8.7)	(4.0)	(7.2)	-	(7.2)
Cumulative effect of a change
in accounting principle	-	(3.0)	-	-	-

Net income	117.2	95.7	92.4	27.3	119.7
Preferred dividends	-	-	(1.1)	-	(1.1)

Earnings available for common stock	$117.2	$95.7	$91.3	$27.3	$118.6

As described in Item 3. Legal Proceedings, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. As of December 31, 2003, various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $35.8 million under the terms of the subrogation allocation agreement. The amount recorded in 2003 earnings related to the loss of use of the plant was approximately $18.5 million ($11.3 million net of income taxes). The effect was to increase wholesale revenues $2.7 million, decrease fuel expense $4.0 million and decrease purchased power expense $11.8 million. The remaining $17.3 million was recorded as a recovery of capital expenditures.

Consolidated KCP&L’s income from continuing operations increased $23.2 million in 2003 compared to 2002. KCP&L’s revenue increased $45.0 million primarily due to a significant increase in wholesale MWhs sold at higher wholesale prices partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. Revenues also increased due to the partial settlements of Hawthorn No. 5 litigation discussed above of $2.7 million. This increase in revenues combined with a $10.4 million decrease in interest expense and $4.4 million decrease in depreciation expense more than offset increases of $7.0 million in purchased power expense, $11.3 million in pension expense, $6.7 million in power plant maintenance expense and $3.3 million in transmission expense. The amortization of the Missouri jurisdictional portion of the storm costs increased $3.1 million in 2003. In 2002, KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the storm costs.

Consolidated KCP&L’s income from continuing operations increased $3.1 million in 2002 compared to 2001, as a result of warmer summer 2002 weather compared to 2001, continued load growth and a 40% increase in wholesale MWh sales. These factors combined with other net positive impacts of the return to service of Hawthorn No. 5 in mid-2001 to more than offset increased expenses. The increased expenses included $18.0 million of January 2002 ice storm costs and $25.4 million in increased KCP&L administrative and general expenses primarily attributable to increased pension expenses.

Discontinued operations in 2003 includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million. Losses from RSAE of $4.0 million and $7.2 million in 2002 and 2001, respectively, have been reclassified and are presented as discontinued operations. Additionally, 2002 earnings reflect the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Consolidated KCP&L Sales Revenues and MWh Sales

		%		%
	2003	Change	2002	Change	2001

Retail revenues	(millions)
Residential	$361.5	(2)	$367.4	5	$348.8
Commercial	417.6	-	418.6	2	411.8
Industrial	95.0	1	93.7	(10)	103.9
Other retail revenues	8.7	-	8.6	3	8.3

Total retail	882.8	(1)	888.3	2	872.8
Wholesale revenues	157.5	46	108.0	36	79.3
Other revenues	14.6	8	13.6	(12)	15.4

KCP&L electric revenues	1,054.9	4	1,009.9	4	967.5
Subsidiary revenues	2.1	(28)	2.9	(14)	3.4

Consolidated KCP&L revenues	$1,057.0	4	$1,012.8	4	$970.9

		%		%
	2003	Change	2002	Change	2001

Retail MWh sales	(thousands)
Residential	5,047	1	5,004	6	4,729
Commercial	6,933	-	6,902	2	6,798
Industrial	2,035	3	1,968	(8)	2,130
Other retail MWh sales	85	2	83	6	78

Total retail	14,100	1	13,957	2	13,735
Wholesale MWh sales	5,777	16	4,969	40	3,558

KCP&L electric MWh sales	19,877	5	18,926	9	17,293

Retail revenues decreased $5.5 million in 2003 compared to 2002. The Kansas rate reduction effective January 1, 2003, decreased retail revenues approximately $12.5 million in 2003. See Critical Accounting Policies for additional information. This reduction was partially offset by continued load growth in 2003. Load growth consists of higher usage-per-customer and the addition of new customers. Retail revenues increased $15.5 million in 2002 compared to 2001 due to warmer 2002 summer weather and continued load growth, which included increased residential and commercial revenues of $25.4 million mostly offset by a reduction in industrial revenues. The reduction in industrial revenues was primarily due to a weakened economy and the loss of $4.4 million in revenues from one of KCP&L’s major industrial customers. The average number of residential and commercial customers increased approximately 1% and 2%, respectively, in 2003 compared to 2002. The average number of both residential and commercial customers increased approximately 2% in 2002 compared to 2001.

Wholesale revenues increased $49.5 million in 2003 compared to 2002, which in 2003, includes $2.7 million related to the partial settlements of Hawthorn No. 5 litigation. Wholesale revenues increased $28.7 million in 2002 compared to 2001. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. These factors, combined with a more focused sales effort, helped increase MWh sales 16% in 2003 compared to 2002 and 40% in 2002 compared to 2001. This accounted for approximately 30% of the revenue variance in 2003 compared to 2002 and 91% of the revenue variance in 2002 compared to 2001. Approximately 70% of the revenue variance in 2003 compared to 2002 was due to average market prices per MWh of power sold in 2003 increasing 33% to $27.27. The increase was driven by higher natural gas prices. Wholesale revenues in 2002 also increased $1.7 million compared to 2001 due to additional capacity sales beginning in the last half of 2001. Less than 1% of revenues reflect rates that include an automatic fuel adjustment provision.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. In 2003, KCP&L experienced a record coal base load capacity factor of 77%. The coal base load fleet achieved a record level of generation of over 15 million MWhs, a 6% increase compared to 2002. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L’s procurement strategies continue to provide delivered coal costs below the regional average. Fossil plants averaged 75% of total generation and the nuclear plant the remainder over the last three years. The cost per MWh for purchased power is significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $0.6 million in 2003 compared to 2002 primarily due to a 3% increase in MWhs generated. This increase was partially offset by a lower average fuel cost per MWh generated due to increased coal and less natural gas and oil in the fuel mix and a $4.0 million decrease related to the partial settlements of Hawthorn No. 5 litigation. Fuel costs decreased $4.1 million in 2002 compared to 2001, despite a 12% increase in generation. Lower fuel cost per MWh generated due to additional coal and less natural gas and oil in the fuel mix was the primary reason for the decline in fuel costs. The return to service of Hawthorn No. 5, a low cost coal-fired unit, in mid-2001 contributed to the change in generation fuel mix. Significantly lower natural gas prices and a reduction in the cost of uranium during 2002 also contributed to the lower fuel cost.

Purchased power expense increased $7.0 million in 2003 compared to 2002. Excluding the $11.8 million related to the partial settlements of Hawthorn No. 5 litigation, approximately 60% of the increase in 2003 is attributable to a 31% increase in the price per MWh driven primarily by increased natural gas prices. MWhs purchased increased 27% in 2003 compared to 2002 due to increased customer needs. Purchased power expenses decreased $19.0 million in 2002 compared to 2001. Cost per MWh purchased decreased approximately 31% in 2002 compared to 2001 due to regional energy availability, a less volatile energy market and decreased MWh purchases during peak hours. Also contributing to the decrease was a 15% decrease in MWhs purchased due to the increased availability of KCP&L’s generating units.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $11.0 million in 2003 compared to 2002 primarily due to the following:
o	amortizing an additional $3.1 million of the Missouri jurisdictional portion of the January 2002 ice storm in 2003
o	increased pension expense of $11.3 million primarily due to a significant decline in the market value of plan assets
o	increased plant maintenance expense of $6.7 million for plant outages and
o	increased transmission expenses of $3.3 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and increased MWh of purchased power
o	lower maintenance expense in 2003 due to expensing in 2002 the $16.5 million of the Kansas jurisdictional portion of the January 2002 ice storm.

Consolidated KCP&L’s other operating expenses increased $44.6 million in 2002 compared to 2001 primarily due to the following:
o	expensing the $16.5 million Kansas jurisdictional portion of the January 2002 ice storm and amortizing $1.5 million of the Missouri jurisdictional portion of the ice storm
o	increased administrative and general expenses:
o	increased pension expense of $17.7 million due to a significant decline in the market value of plan assets
o	increased injuries and damages expenses of $3.3 million resulting from additional claims and the settlement of outstanding claims
o	increased general taxes of $3.2 million primarily due to increases in property tax levy rates.

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense decreased $4.5 million in 2003 compared to 2002. Depreciation expense decreased approximately $7.7 million due to the change to a 60-year life for Wolf Creek pursuant to the 2002 KCC stipulation and agreement. See Critical Accounting Policies, Regulatory Matters for additional information. This decrease was partially offset by increased depreciation expense of $2.2 million related to capital additions and $1.3 million as a result of the consolidation of the Lease Trust. See Note 13 of the consolidated financial statements for additional information regarding consolidation of the Lease Trust.

Consolidated KCP&L’s depreciation expense increased $7.8 million in 2002 compared to 2001 primarily due to increased capital additions relating to Hawthorn No. 5, which was returned to service mid-2001. Additionally, KCP&L exercised its purchase option on the previously leased Hawthorn No. 6 unit in late 2001.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges decreased $10.0 million in 2003 compared to 2002. KCP&L’s long-term debt interest expense decreased $9.3 million in 2003 compared to 2002 primarily due to lower levels of outstanding long-term debt as a result of the repayment of $124.0 million of medium-term notes in 2003. Lower average interest rates in 2003 compared to 2002 also contributed to the decrease.

Consolidated KCP&L’s interest charges increased $1.9 million in 2002 compared to 2001. KCP&L’s long-term debt interest expense increased $3.0 million in 2002 compared to 2001, primarily due to higher average levels of long-term debt outstanding. Lower average rates on variable rate long-term debt partially offset the higher average levels of long-term debt. The higher average levels of debt outstanding primarily reflect the issuances of long-term debt in 2001 and the 2002 issuance of $225.0 million of unsecured, fixed-rate senior notes partially offset by $227.0 million of scheduled debt repayments during 2002.

KCP&L’s short-term debt interest expense decreased $7.7 million in 2002 compared to 2001. Average interest rates were down more than 50% and average levels of outstanding commercial paper were down more than 70% in 2002 compared to 2001. KCP&L had no commercial paper outstanding at December 31, 2002.

Allowance for borrowed funds used to finance construction decreased $8.2 million in 2002 compared to 2001 due to decreased construction work in progress primarily due to the return to service of Hawthorn No. 5 in mid-2001.

Wolf Creek
Wolf Creek, a nuclear unit, is 20% of KCP&L’s base load generating capacity and 14% of KCP&L’s total generating capacity, including the 2003 addition of five leased combustion turbines that added peaking capacity. Wolf Creek’s operating performance has remained strong over the last three years, contributing an average of 24% of KCP&L’s annual MWh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L’s generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit’s operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. Wolf Creek returned to service on December 2, 2003, following a scheduled 36-day refueling and maintenance outage that was extended 10 days for a reactor head assembly inspection. The extension did not have a material impact on KCP&L’s 2003 results of operations. The next outage is scheduled for the spring of 2005 and is estimated to be a 28-day outage.

Wolf Creek’s assets represent approximately 32% of KCP&L’s assets and its operating expenses represent approximately 18% of KCP&L’s operating expenses. An extended shut-down of Wolf Creek could have a substantial adverse effect on KCP&L’s business, financial condition and results of operations because of higher replacement power and other costs. Although not expected, the NRC could impose an unscheduled plant shut-down, reacting to safety concerns at the plant or other similar nuclear units.  If a long-term shut-down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

There has been significant opposition and delays to development of a low-level radioactive waste disposal facility. See Note 13 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at December 31, 2003. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Notes 1 and 13 to the consolidated financial statements.

KCP&L Projected Utility Capital Expenditures
Total utility capital expenditures, excluding allowance for funds used to finance construction, were $148.7 million, $132.0 million and $262.0 million in 2003, 2002 and 2001, respectively. Utility capital expenditures projected for the next three years are as follows:

	2004	2005	2006

	(millions)
Generating facilities	$47.8	$57.6	$54.4
Nuclear fuel	21.1	0.6	22.0
Distribution and transmission facilities	67.9	70.3	56.8
General facilities	44.9	8.5	9.7

Total	$181.7	$137.0	$142.9

This utility capital expenditure plan is subject to continual review and change. General facilities in 2004 includes a $30 million expenditure to buy out the operating lease for vehicles and heavy equipment. KCP&L is currently evaluating purchase and construction options to meet capacity and energy requirements in 2005 and thereafter. Consequently, the table does not reflect utility capital expenditures for new capacity.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides retail electricity services by entering into long-term contracts with its customers to supply electricity. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Of the states that offer retail choice, Strategic Energy operates in California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy is targeting expansion into Connecticut and Maryland in 2004, as well as expansion into additional utility territories in Ohio and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy’s indirect ownership in Strategic Energy currently totals 89%. In the normal course of business, Great Plains Energy and KLT Inc. provide financial or performance assurance to third parties on behalf of Strategic Energy in the form of guarantees to those third parties. Additionally, Great Plains Energy provides guarantees and indemnities supporting letters of credit and surety bonds obtained by Strategic Energy. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy’s intended business purposes.

At December 31, 2003, Strategic Energy provided retail electricity services on behalf of approximately 48,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s diverse customer base, totaling over 6,800 customers, includes numerous Fortune 500 companies, smaller companies, and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 16.3 million, 10.1 million and 3.1 million for the years 2004 through 2006, respectively. Strategic Energy expects to deliver additional MWh sales in these years through growth in existing markets by re-signing existing customers and by signing new customers as well as through expansion into new markets. Strategic Energy’s projected MWh sales for 2004 based on signed contracts and expected additional MWh sales are in the range of 19 million to 21 million MWhs.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Derivative instruments, primarily swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases. These instruments effectively fix the future purchase price of electricity, protecting Strategic Energy from price volatility.

See Item 1. Business, Strategic Energy section for information regarding the FERC Notice of Proposed Rulemaking to Remedy Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design.

Strategic Energy Supplier Concentration and Credit Risk
Credit risk represents the loss that Strategic Energy could incur if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further manages credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

Based on guidelines set by its Exposure Management Committee, Strategic Energy monitors its counterparty credit risk by routinely evaluating the credit quality and performance of its suppliers. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy may, among other things, establish counterparty credit limits and adjust the amount of collateral required from its suppliers.

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2003, Strategic Energy’s five largest suppliers under forward supply contracts represented 65% of the total future committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of December 31, 2003. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

	(millions)				(millions)
External rating
Investment Grade	$8.8	$-	$8.8	2	$8.7
Non-Investment Grade	19.6	13.9	5.7	1	5.6
Internal rating
Investment Grade	0.1	-	0.1	-	-
Non-Investment Grade	16.9	16.9	-	-	-

Total	$45.4	$30.8	$14.6	3	$14.3

	Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure

	(millions)
External rating
Investment Grade	$5.0	$3.8	$-	$8.8
Non-Investment Grade	10.1	7.9	1.6	19.6
Internal rating
Investment Grade	0.1	-	-	0.1
Non-Investment Grade	12.8	3.6	0.5	16.9

Total	$28.0	$15.3	$2.1	$45.4

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt Standard & Poor’s rating of BBB- or a Moody’s rating of Baa3. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral is impacted primarily by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits, guarantees and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy.

At December 31, 2003, Strategic Energy had exposure before credit collateral to non-investment grade counterparties totaling $36.5 million of which 63% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $30.8 million limiting its net exposure to these non-investment grade counterparties to $5.7 million at December 31, 2003.

In July 2003, Mirant filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy court entered an Interim Order, which ordered Mirant to comply with the terms of its prepetition trading contracts. In accordance with the Master Power Purchase and Sale Agreement and the ISDA Master Agreement between Strategic Energy and Mirant, the $10.0 million collateral threshold limit in both agreements was reduced to zero upon the bankruptcy filing. Since that time, Mirant and Strategic Energy have continued to perform under the conditions of their agreements. The Interim Order was finalized and Mirant has assumed its contracts with Strategic Energy.

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

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	2003	2002	2001

	(millions)
Operating revenues	$1,091.0	$789.5	$411.9
Purchased power	(968.9)	(685.4)	(329.0)
Other operating expenses	(42.1)	(37.6)	(38.7)
Depreciation	(1.7)	(0.9)	(0.3)

Operating income	78.3	65.6	43.9
Non-operating income (expenses)	(8.1)	(10.4)	(6.4)
Interest charges	(0.4)	(0.3)	(0.5)
Income taxes	(30.2)	(25.2)	(15.2)

Net income	$39.6	$29.7	$21.8

Strategic Energy’s net income increased $9.9 million in 2003 compared to 2002. The increased net income is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets. In addition to continued growth, Great Plains Energy’s ownership of Strategic Energy was increased by 6% in the fourth quarter of 2002. These increases were partially offset by increased general and administrative expenses including employee related expenses. Also, revenues less purchased power divided by MWh sold (gross margin per MWh) decreased to $7.34 in 2003 compared to $8.70 in 2002. The decrease in gross margin per MWh in 2003 compared to 2002 was primarily due to the roll-off of higher margin contracts that were obtained during periods of high market price volatility in late 2000 and early 2001 and to a lesser extent market conditions, including increased competition. Strategic Energy currently expects the gross margin per MWh on new customer contracts to average $5.00 to $6.00 and the gross margin per MWh on total customer contracts to average $6.20 to $6.50 in 2004.

Strategic Energy’s net income increased $7.9 million in 2002 compared to 2001; however, 2001 net income included earnings of $15.0 million from the sale of power purchased from one supplier under wholesale contracts that expired at the end of 2001. The increased net income in 2002 compared to 2001 is primarily due to continued growth in retail electric sales from the expansion into new markets and continued sales efforts in existing markets, partially offset by increased labor and benefits as well as other general and administrative expenses and income taxes due to increased sales in states with higher income tax rates.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $301.5 million in 2003 compared to 2002 and $377.6 million in 2002 compared to 2001 as shown in the following table.

		%		%
	2003	Change	2002	Change	2001

	(millions)
Electric - Retail	$1,063.2	40	$759.5	142	$313.3
Electric - Wholesale	26.5	(8)	28.8	(65)	82.7
Gas and other	1.3	8	1.2	(92)	15.9

Total Operating Revenues	$1,091.0	38	$789.5	92	$411.9

At December 31, 2003, Strategic Energy served over 6,800 customers, a 31% increase from approximately 5,200 customers at the end of 2002. Customers at the end of 2002 increased 53% from 3,400 customers at the end of 2001. These customers represented approximately 48,000 accounts at the end of 2003, a 45% increase from approximately 33,000 accounts at the end of 2002. Accounts at the end of 2002 increased 69% from approximately 19,500 accounts at the end of 2001.

Retail electric revenues increased $303.7 million in 2003 compared to 2002 primarily due to increased retail MWh sales. Retail MWhs sold increased approximately 41% to 16.6 million in 2003 from 11.8 million in 2002. The increase in MWh sales resulted primarily from effective sales efforts in re-signing approximately 80% of existing customers as well as signing new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. MWh sales in California increased 70% to 5.5 million in 2003 from 3.2 million in 2002 and MWh sales in Texas increased 58% to 4.5 million in 2003 from 2.8 million in 2002.

Retail electric revenues increased $446.2 million in 2002 compared to 2001 primarily due to increased retail MWh sales, partially offset by an 8% decrease in average retail revenues per MWh. Retail MWhs sold increased 162% to 11.8 million in 2002 from 4.5 million in 2001, primarily from continued growth in existing markets and expansion into new markets during 2002. Growth in existing markets came primarily from strong sales efforts in re-signing existing customers as well as signing new customers. Expansion into new markets contributed 2.8 million in MWh sales and approximately $166 million of retail electric revenues during 2002. Several factors contribute to changes in the average retail revenues per MWh, including the underlying price of the commodity, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
Strategic Energy primarily purchases power under long-term forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $160.4 million, $126.4 million and $95.6 million in 2003, 2002 and 2001, respectively.

Strategic Energy utilizes derivatives in the procurement of electricity that are economic hedges but not considered accounting hedges. Accordingly, changes in the fair value of these derivative instruments are recorded as a component of purchased power. The amounts were insignificant for all periods presented.

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

Purchased power increased $283.5 million in 2003 compared to 2002 and increased $356.4 million in 2002 compared to 2001 primarily due to the increases in electric MWh sales discussed above. Additionally, purchased power expense as a percentage of electric revenues increased in 2002 compared to 2001 primarily due to purchases of power from one supplier during 2001 under wholesale contracts that expired at the end of 2001.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses as a percentage of operating revenues decreased to 3.9% in 2003 from 4.8% and 9.4% 2002 and 2001, respectively, due to Strategic Energy’s efforts in leveraging its infrastructure and the effects of achieving economies of scale. Other operating expenses increased $4.5 million in 2003 compared to 2002 primarily due to higher labor and benefit costs from the addition of employees and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Other operating expenses decreased $1.1 million in 2002 compared to 2001 primarily due to a $15.5 million decrease in the cost of commercial gas sales from Strategic Energy’s natural gas retail supply service, which was phased out by the end of 2001. This decrease was mostly offset by increased labor and benefit costs from the addition of employees and increasing health care related costs, higher profit sharing and deferred compensation expense which are tied to earnings and financial performance, and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Strategic Energy Non-operating Income (Expenses)
Strategic Energy’s non-operating income (expenses) includes non-operating income less minority interest expense and non-operating expenses. Minority interest expense represents the share of Strategic Energy’s net income not attributable to Great Plains Energy’s indirect ownership interest in Strategic Energy. Non-operating income (expenses) decreased $2.3 million in 2003 compared to 2002 primarily due to a $1.7 million decrease in minority interest expense resulting from Great Plains Energy’s acquisition of an additional 6% indirect ownership interest in Strategic Energy during the fourth quarter of 2002. Non-operating income (expenses) increased $4.0 million in 2002 compared to 2001 primarily due to a gain of $1.4 million recognized on the sale of gas contracts during the second quarter of 2001 and an increase in minority interest expense of $2.8 million.

KLT Gas

KLT Gas Business Overview and Plan to Exit the Gas Exploration and Development Business
In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the earnings volatility of the exploration process, are no longer compatible with the Company’s strategic vision. Management will continue to operate the KLT Gas portfolio during the sale process, which it expects to complete during 2004. See Note 7 to the consolidated financial statements for additional information.

In addition to the first quarter 2004 write down of the KLT Gas portfolio to its estimated realizable value discussed in Note 7 to the consolidated financial statements, management expects to incur losses during 2004 to operate KLT Gas while it markets the KLT Gas portfolio for sale. Management estimates the 2004 losses to operate KLT Gas will approximate $6.0 million before taxes, which after taxes would reduce 2004 earnings by approximately $4.0 million. The after tax losses will be reflected as a loss from discontinued operations in Great Plains Energy’s consolidated statements of income in the periods incurred. The estimated losses to operate KLT Gas anticipate completion of a sale of the KLT Gas portfolio at December 31, 2004. The ultimate impact to Great Plains Energy’s consolidated statements of income for 2004 will be different than the estimates to the extent costs to operate deviate from the budget and/or the timing of the KLT Gas portfolio sale deviates from December 31, 2004.

Prior to the decision to exit the business, KLT Gas focused on exploring for, developing, and producing unconventional natural gas resources, including coalbed methane properties. KLT Gas’ leased properties are primarily located in Colorado, Kansas and Wyoming with some leases in Nebraska and Texas.

In 2003, KLT Gas completed the sale of approximately 30,000 undeveloped acres in Kansas. KLT Gas follows the full cost accounting method for its natural gas properties, under which the acreage sale was accounted for as an adjustment to capitalized costs with no gain recognized in earnings.

In 2003, KLT Gas leased additional acreage in the Rocky Mountain region. Exploration of portions of the newly acquired acreage commenced in the third quarter of 2003. In addition, KLT Gas continued to test a new prospect in Colorado as well as the development of a pilot project in the Powder River Basin and two additional projects in the Rocky Mountain region.

See Note 1, Natural Gas Properties section, to the consolidated financial statements for information regarding the effect of SFAS No. 141, “Business Combinations” and SFAS No. 142 on KLT Gas’ contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet.

KLT Gas Results of Operations
The following table summarizes KLT Gas’ comparative results of operations.

	2003	2002	2001

	(millions)
Operating revenues	$1.5	$1.1	$0.3
Other operating expenses	(5.3)	(9.6)	(9.4)
Depreciation and depletion	(0.9)	(2.5)	(1.8)
Gain (loss) on property	(54.5)	0.2	23.8

Operating income (loss)	(59.2)	(10.8)	12.9
Income from equity investments	-	-	1.0
Non-operating income (expenses)	0.7	0.8	0.3
Interest charges	(1.5)	(0.3)	-
Income taxes	23.1	10.3	0.1

Net income (loss)	$(36.9)	$-	$14.3

KLT Gas incurred a loss of $36.9 million in 2003. KLT Gas’ 2003 net loss includes after tax operating losses of $3.4 million, and impairments of $54.5 million which reduced earnings by $33.5 million. The impairments include impairment charges totaling $15.2 million, which reduced earnings by $9.3 million, on two properties in response to lower revised estimates of future gas production and a fourth quarter 2003 impairment charge of $39.3 million, which reduced earnings by $24.2 million, related to the Company’s KLT Gas strategic review and exit plan valuation analysis. See Note 7 to the consolidated financial statements for additional information regarding KLT Gas property impairments. KLT Gas’

2001 net income included its second quarter Patrick KLT Gas, LLC sale, which resulted in a $12.0 million after tax gain.

KLT Gas Income Taxes
KLT Gas recorded tax credits related to its investment in natural gas properties of $6.5 million and $6.0 million in 2002 and 2001, respectively. The law that allowed substantially all of these credits expired at the end of 2002.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.‘s (KLT Investments) earnings in 2003 totaled $8.1 million (including an after tax reduction of $6.7 million in its affordable housing investment) compared to earnings of $10.4 million in 2002 (including an after tax reduction of $5.7 million in its affordable housing investment) and earnings of $6.6 million in 2001 (including an after tax reduction of $8.6 million in its affordable housing investment).

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $11.0 million, $9.0 million, and $13.5 million in 2003, 2002 and 2001, respectively. Pretax reductions in affordable housing investments are estimated to be $7 million, $10 million, and $3 million for the years 2004 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2004 through 2006. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $19.1 million, $19.3 million and $19.2 million in 2003, 2002 and 2001, respectively.

Subsidiary of KLT Telecom Files for Bankruptcy — DTI
The accounting treatment related to DTI and its 2001 bankruptcy is complex and is addressed in greater detail in Note 9 to the consolidated financial statements; consequently, Note 9 in its entirety is incorporated by reference in this portion of Management’s Discussion and Analysis and should be read as a component of this discussion.

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

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court in 2003 and closed in 2003.

KLT Telecom received $19.2 million in 2003 related to the confirmation of the DTI bankruptcy. Additionally, KLT Telecom realized approximately $21 million of cash tax benefits in 2003. Pending final resolution of the MODOR Claim and the put option of a certain minority shareholder (which are described below), the Company recorded a net gain of $28.1 million or $0.41 per share in 2003. The impact on net income was primarily due to the net effect of the confirmation of the DTI bankruptcy and the resulting distribution, the reversal of a $15.8 million tax valuation allowance and the reversal of a $5 million debtor in possession financing commitment previously reserved.

In early 2004, KLT Telecom paid $2.5 million to certain executives of Digital Teleport for entering into employment agreements required as a condition precedent to the Asset Sale. The amount was recorded as a liability in 2003.

The Bankruptcy Court conducted an evidentiary hearing regarding three priority proofs of claim by the Missouri Department of Revenue in the aggregate amount of $2.8 million (collectively, the MODOR Claim), and ruled substantially in favor of Digital Teleport. MODOR appealed this ruling. KLT Telecom may receive an additional distribution from the bankruptcy estate; however, the amount and timing of any additional distribution is dependant upon the outcome of the MODOR appeal.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Weinstein, increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during the fourth quarter of 2001, as described in Note 9 to the consolidated financial statements. On September 2, 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option, and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit alleging breach of contract. See Item 3. Legal Proceedings for additional information.

The operating results of DTI have been included for the period February 8, 2001 (date of acquisition) through September 30, 2001, for consolidated KCP&L and through December 31, 2001, for Great Plains Energy. Because of DTI’s bankruptcy filings, KLT Telecom no longer had control over nor could it exert significant control over DTI. As a consequence, as of December 31, 2001, DTI was de-consolidated and presented on the cost basis. Consequently, KLT Telecom did not include in its financial results the ongoing results of operations, earnings or losses incurred by DTI since December 31, 2001.

Because of the bankruptcy filings, a $195.8 million net write-off was included in (Gain) Loss on Property in operating expenses on Great Plains Energy’s 2001 Consolidated Statement of Income. A corresponding tax benefit of $55.8 million was included in income taxes. The 2001 net impact of the bankruptcy to income was a $140.0 million reduction. Income taxes reported in 2001 do not reflect the entire effect of the net write-off because of the uncertainty of recognizing future tax deductions while in the bankruptcy process.

Other
During 2001, KLT Energy Services wrote off its $6.2 million cost basis investment in the common stock of Bracknell Corporation (Bracknell) due to a decline in its share price and the bankruptcy filing of one of Bracknell’s subsidiaries.

Great Plains Energy and Consolidated KCP&L
Significant Balance Sheet Changes
(December 31, 2003 compared to December 31, 2002)
o	Great Plains Energy’s restricted cash and supplier collateral increased $20.9 million due to cash collateral provided to Strategic Energy from suppliers to cover portions of credit exposure.
o	Great Plains Energy’s receivables increased $42.6 million primarily due to a $15.5 million increase in Strategic Energy’s receivables as a result of the growth in its retail electricity services and a $28.6 million increase in consolidated KCP&L’s receivables primarily due to insurance recoveries.
o	Great Plains Energy’s and consolidated KCP&L’s assets and liabilities of discontinued operations are the result of the June 2003 disposition of RSAE. RSAE’s assets and liabilities were reclassified and presented separately as prescribed under SFAS No. 144.
o	Great Plains Energy’s affordable housing limited partnerships decreased $16.0 million primarily due to a reduction in the valuation of the properties held by KLT Investments, Inc.
o	Great Plains Energy’s gas property and investments decreased $35.2 million primarily due to KLT Gas’ $54.5 million impairment partially offset by $18.6 million in capital additions as a result of efforts during 2003 to develop KLT Gas properties.
o	Great Plains Energy’s other nonutility property and investments decreased $11.2 million primarily due to the June 2003 sale of a KLT Telecom building with a December 31, 2002 book value of $2.8 million, KLT Investments’ 2003 sale of $8.0 million of trading securities and KLT Energy Services’ sale of an investment with a December 31, 2002, book value of $3.0 million. These decreases were partially offset by a $4.6 million increase to reflect KCP&L’s equity investment in KCPL Financing I due to the de-consolidation of KCPL Financing I as prescribed by FIN No. 46.
o	Great Plains Energy’s and consolidated KCP&L’s regulatory assets increased $0.5 million primarily due to a $16.3 million increase in KCP&L’s regulatory assets due to the effect of adopting SFAS No. 143 on January 1, 2003. The increase was partially offset by KCP&L’s current year ARO activity of $3.4 million, and $11.0 million related to the amortization of accrued tax benefits previously provided to customers through rates.
o	Great Plains Energy’s and consolidated KCP&L’s prepaid pension costs increased $22.3 million and $20.9 million, respectively, primarily due to contributions in 2003 of $41.2 million, of which KCP&L funded $39.3 million.
o	Great Plains Energy’s notes payable increased $65.9 million primarily due to Great Plains Energy’s additional borrowings of $73.0 million on its short-term credit facility that was primarily used to make a $100.0 million capital contribution to KCP&L and repay notes outstanding at December 31, 2002, related to the acquisition of an additional indirect interest in Strategic Energy. Consolidated KCP&L’s notes payable increased primarily due to a $22.0 million inter-company loan from Great Plains Energy to HSS. The proceeds from the loan were used to repay RSAE bank borrowings, of which $23.6 million were included in liabilities of discontinued operations at December 31, 2002.
o	Great Plains Energy’s current maturities of long-term debt decreased $73.9 million due to KLT Investments paying down $9.2 million of affordable housing notes offset by a $4.8 million increase in the current portion of affordable housing notes and a $69.5 million decrease in consolidated KCP&L’s current maturities of long-term debt. Consolidated KCP&L’s current maturities of long-term debt decreased due to KCP&L retiring $124.0 million of medium-term notes primarily with proceeds from the capital contribution from Great Plains Energy partially offset by a $54.5 million increase in KCP&L’s current portion of medium-term notes.
o	Great Plains Energy’s and consolidated KCP&L’s EIRR bonds classified as current increased $48.3 million due to the scheduled remarketing of certain KCP&L EIRR bonds in 2004.
o	Great Plains Energy’s accrued payroll and vacations increased $7.8 million primarily due to increased employee related expenses.

o	Great Plains Energy and consolidated KCP&L’s ARO increased $108.5 million and $106.7 million, respectively due to adopting SFAS No. 143 on January 1, 2003.
o	Great Plains Energy and consolidated KCP&L’s accrued nuclear decommissioning costs decreased $64.6 million due to KCP&L reclassifying accrued nuclear decommissioning cost to a contra regulatory asset due to the adoption of SFAS No. 143 on January 1, 2003, and the effects of the ratemaking process.
o	Great Plains Energy’s and consolidated KCP&L’s pension liability increased $16.2 million and $11.2 million, respectively, due to an increase in the accumulated benefit obligation primarily due to a reduction in the discount rate.
o	Great Plains Energy’s long-term debt increased $190.1 million primarily due to a $194.9 million increase in consolidated KCP&L’s long-term debt. Consolidated KCP&L’s long-term debt increased $143.8 million due to the consolidation of the Lease Trust and $154.6 million representing the Debentures issued by KCP&L and held by KCPL Financing I. See Note 13, Consolidated KCP&L Leases and Note 19, Mandatorily Redeemable Preferred Securities, respectively, to the consolidated financial statements for further information. These increases were partially offset by decreases of $54.5 million for KCP&L’s medium-term notes reclassified to current maturities and $48.3 million for KCP&L’s EIRR bonds reclassified to current maturities.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries and proceeds from the sale of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility capital expenditures and KCP&L’s pension benefit plan funding requirements discussed below. Additional cash and capital requirements for the companies, including long-term debt requirements, are discussed below.

Great Plains Energy’s liquid resources at December 31, 2003, included cash flows from operations of subsidiaries, $114.4 million of cash and cash equivalents on hand and $299.5 million of unused bank lines of credit. The unused lines consisted of $150.0 million from KCP&L’s short-term bank lines of credit, $27.3 million from Strategic Energy’s revolving credit facility, and $122.2 million from Great Plains Energy’s revolving credit facility. See the Debt Agreements section below for more information on these agreements.

KCP&L’s consolidated statements of cash flows include KLT Inc. and GPP for all the periods prior to the October 1, 2001 formation of the holding company. The effect of the 2001 bankruptcy of DTI on the statements of cash flows is detailed in Note 9 to the consolidated financial statements.

Cash Flows From Operations
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy in 2003 compared to 2002 is primarily due to a $23.5 million increase in income from continuing operations before non-cash expenses and the changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. Consolidated KCP&L’s cash flow from operations increased slightly in 2003 compared to 2002 due to a $26.2 million increase in income from continuing operations and an increase in deferred taxes mostly offset by the changes in working capital detailed in Note 2 to the consolidated financial statements. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. The increase for Great Plains

Energy and consolidated KCP&L in 2002 compared to 2001 is due to the changes in working capital detailed in Note 2 to the consolidated financial statements.

Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Utility capital expenditures and the allowance for borrowed funds used during construction increased $17.9 million in 2003 compared to 2002 primarily due to transmission plant and nuclear fuel additions partially offset by 2002 capital expenditures of $14.7 million related to the January 2002 ice storm and insurance proceeds and partial litigation settlements from Hawthorn No. 5 received in 2003. Additionally, Great Plains Energy received proceeds of $19.2 million as a result of the DTI bankruptcy.

Utility capital expenditures and the allowance for borrowed funds used during construction decreased $139.1 million in 2002 compared to 2001 primarily due to KCP&L’s mid-2001 completion of the rebuild of Hawthorn No. 5 partially offset by KCP&L’s capital expenditures of $14.7 million as a result of the January 2002 ice storm. Cash used for purchases of investments and nonutility property in 2002 compared to 2001 decreased primarily reflecting KLT Telecom’s 2001 investments in DTI and DTI’s 2001 purchases of telecommunications property. Proceeds from the sale of assets decreased significantly in 2002 compared to 2001 due to KLT Gas’ 2001 sale of its equity ownership in Patrick KLT Gas, LLC.

Financing Activities
The change in Great Plains Energy and consolidated KCP&L’s cash flows from financing activities in 2003 compared to 2002 reflects the 2003 equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption. An additional $20.0 million of KCP&L’s medium-term notes were retired during 2003. The increase in dividends paid by Great Plains Energy is primarily attributable to the public offering of 6.9 million common shares in late 2002.

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

Great Plains Energy repaid $185.8 million of debt balances in 2002 compared to net borrowings in 2001 of $186.5 million. Included in the Great Plains Energy’s amounts is the consolidated KCP&L’s repayment of $64.2 million of debt balances in 2002 compared to net borrowings of $160.4 million in 2001. The repayments in 2002 compared to the borrowings in 2001 reflect decreased investing activities in utility capital expenditures, nonutility property and investments discussed above.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity) and dividends to Great Plains Energy with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt (detailed below) will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day operating requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of MWh sales, commodity-price volatility and the effects of counterparty non-performance.

Great Plains Energy filed a registration statement in April 2002 for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities, or common stock. The registration statement became effective in November 2002 and Great Plains Energy issued $151.8 million of common stock.

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $500.7 million of this amount as follows: (i) $39.0 million in preferred stock issued in connection with the October 1, 2001, reorganization; (ii) $150.0 million in a 364-day revolving credit facility and $150 million in a three-year revolving credit facility ($102.8 million was outstanding at December 31, 2003, under the replaced $225.0 million revolving credit facility discussed below); (iii) $159.8 million in common equity issued in a public offering and in connection with IEC’s acquisition of an indirect ownership interest in Strategic Energy and (iv) $1.9 million in restricted stock issued to executives on October 1, 2003.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of December 31, 2003.

KCP&L filed a shelf registration statement for up to $255 million of senior and subordinated debt securities, trust preferred securities and related guarantees in 2003 providing KCP&L flexibility to access the capital markets.

KCP&L may issue equity and long-term debt only with the authorization of the MPSC. KCP&L’s previous authorization expired at the end of 2003. KCP&L has filed an application with the MPSC for authority to issue up to $600 million of long-term debt through March 31, 2006. KCP&L expects the MPSC to act on its application within the next few months.

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any one time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade, and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of December 31, 2003.

In 2003, KCP&L also completed the remarketing of its 1998 Series C EIRR bonds totaling $50.0 million. The bonds are classified as current liabilities in the December 31, 2003, balance sheet. The remarketed bonds were issued with a one-year maturity at a fixed interest rate of 2.25%.

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 3 to the consolidated financial statements.

Debt Agreements
Great Plains Energy syndicated a $225.0 million, revolving credit facility with a group of banks in the first quarter of 2003. The line expires in March 2004, but may be extended for an additional year at the Company’s option. Effective March 5, 2004, Great Plains Energy replaced this revolving credit facility with a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility. The new facilities have substantially the same terms and conditions as the existing credit facility. The existing facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At December 31, 2003, the Company was in compliance with these covenants.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. This facility is partially guaranteed by Great Plains Energy. The facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at December 31, 2003. At December 31, 2003, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At December 31, 2003, $58.5 million in letters of credit had been issued under the agreement, leaving $27.3 million of capacity available for loans and additional letters of credit. The line expires in June 2004, but may be extended for an additional year by mutual agreement of the parties. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those are defined in the agreement. At December 31, 2003, Strategic Energy was in compliance with these covenants.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $150.0 million with seven banks (as of December 31, 2003). KCP&L uses these lines to provide support for its issuance of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. KCP&L has MAC clauses in three agreements covering $70.0 million of available bilateral credit lines. These three facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under these agreements, KCP&L is able to access the facilities even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At December 31, 2003, KCP&L was in compliance with the covenant.

Under the indenture relating to KCP&L’s Debentures, which are held by KCPL Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCPL Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At December 31, 2003, KLT Investments had $10.6 million in outstanding notes, including current maturities.

Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization. Pursuant to an SEC order, Great Plains Energy’s and KCP&L’s authorization to issue securities is conditioned on maintaining a consolidated common equity capitalization of at least 30% and complying with other conditions described above.

Pensions
The Company maintains defined benefit plans for substantially all of its employees and incurs significant costs in providing the plans, with the majority incurred by KCP&L. Plans are funded at a minimum on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

Due to sharp declines in the debt and equity markets since the third quarter of 2000, the value of assets held in the trusts to satisfy pension plan obligations has decreased significantly. As a result, the Company’s minimum funding requirements determined under ERISA have increased from $1.6 million in 2002 to $9.7 million in 2003, all of which was funded by KCP&L. The Company funded an additional $31.5 million in 2003, of which KCP&L contributed $29.6 million. The additional funding will reduce payments in future years.

The ERISA funding requirement for 2004 is $24.3 million of which $20.1 million was paid in 2003. KCP&L will be responsible for $23.1 million, of which $18.9 million was contributed in 2003. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the remaining required funding.

Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding.

Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed. See Note 10 to the consolidated financial statements for further discussion.

Credit Ratings
At December 31, 2003, the major credit rating agencies rated the companies’ securities as follows:

	Moody's	Standard
	Investors Service	and Poor's

Great Plains Energy
Outlook	Negative	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2 (preliminary)	BBB- (indicative)*
Subordinated Debt	Baa3 (preliminary)	BBB- (indicative)*

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-2

* Indicative ratings are based on Standard and Poor's rating methodology.

The ratings reflect the November 12, 2003, Moody’s Investor Service downgrade of its ratings of KCP&L securities and corresponding change in its rating outlook from negative to stable. At the same time, the credit ratings and rating outlook for Great Plains Energy’s securities were affirmed. The ratings presented reflect the current views of these rating agencies and no assurances can be given that these ratings will continue for any given period of time. The companies view maintenance of strong credit ratings as being extremely important; however, and to that end, an active and ongoing dialogue is maintained with the agencies with respect to the companies’ results of operations, financial position, and future prospects.

None of the companies’ outstanding debt, except for the notes associated with affordable housing investments discussed above, is impacted by a decline in credit ratings, which would cause the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation, or sale. However, in the event of a downgrade the companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities. Additionally, in KCP&L’s bond insurance policies on its Series 1993A and 1993B EIRR bonds, which aggregate $79.5 million, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings. See Note 18 to the consolidated financial statements.

Supplemental Capital Requirements and Liquidity Information
The following information is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Obligations

Payment due by period	2004	2005	2006	2007	2008	After 2008	Total

	(millions)
Long-term debt:
Principal	$59.3	$253.2	$145.5	$226.1	$0.3	$659.9	$1,344.3
Interest	71.6	70.6	6.3	38.4	34.4	488.7	710.0
Lease obligations	44.8	14.0	13.4	11.4	9.3	96.5	189.4
Purchase obligations:
Nuclear fuel	19.8	0.4	16.6	10.8	-	44.0	91.6
Coal	55.7	57.0	18.8	-	-	-	131.5
Purchased capacity	19.4	10.2	4.2	4.3	4.4	29.2	71.7
Purchased power	757.4	457.9	132.0	44.9	4.1	7.4	1,403.7
Other	7.0	2.7	2.2	-	-	-	11.9

Total contractual obligations	$1,035.0	$866.0	$339.0	$335.9	$52.5	$1,325.7	$3,954.1

Long-term debt includes current maturities. See Note 18 to the consolidated financial statements and the consolidated KCP&L long-term debt discussion below for additional information.

See the consolidated KCP&L lease obligation discussion below and Note 13 to the consolidated financial statements for additional information.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has energy sales contracts not included above for 2004 and 2005 totaling $111.9 million and $37.8 million, respectively.

The Company has long-term liabilities recorded on its consolidated balance sheet at December 31, 2003, under GAAP, that do not have a definitive cash payout date and are not included in the table above.

Consolidated KCP&L Contractual Obligations

Payment due by period	2004	2005	2006	2007	2008	After 2008	Total

	(millions)
Long-term debt:
Principal	$54.5	$250.0	$143.8	$225.5	$-	$659.9	$1,333.7
Interest	71.3	70.5	6.2	38.4	34.4	488.7	709.5
Lease obligations	43.9	13.4	12.9	10.9	8.9	96.5	186.5
Purchase obligations:
Nuclear fuel	19.8	0.4	16.6	10.8	-	44.0	91.6
Coal	55.7	57.0	18.8	-	-	-	131.5
Purchased capacity	19.4	10.2	4.2	4.3	4.4	29.2	71.7
Other	7.0	2.7	2.2	-	-	-	11.9

Total contractual obligations	$271.6	$404.2	$204.7	$289.9	$47.7	$1,318.3	$2,536.4

Long-term debt includes current maturities. Long-term debt principal excludes $0.7 million discount on senior notes and the $3.3 million fair value adjustment to the EIRR bonds related to SFAS No. 133. EIRR bonds classified as current liabilities of $129.3 million due at various dates during the years 2012 through 2018 are included here on their final due date. Variable rate interest obligations are based on rates as of January 1, 2004. See Note 18 to the consolidated financial statements for additional information.

Lease obligations include capital and operating lease obligations; capital lease obligations are less than 3% of the total. Lease obligations also include leases for railcars to serve jointly-owned generating units where KCP&L is the managing partner. KCP&L will be reimbursed by the other owners for about $2.0 million per year ($24.0 million total) of the amounts included in the table above. See Note 13 to the consolidated financial statements for additional information.

Nuclear fuel represents KCP&L’s 47% share of Wolf Creek nuclear fuel commitments including enrichment, fabrication, uranium and conversion. Coal represents KCP&L’s share of purchase commitments based on estimated prices to supply coal for generating plants.

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective alternative to new construction. KCP&L has capacity sales agreements not included above that total $12.5 million for 2004 and $11.8 million per year for 2005 through 2008.

Consolidated KCP&L has long-term liabilities recorded on its consolidated balance sheet at December 31, 2003, under GAAP, that do not have a definitive cash payout date and are not included in the table above.

Off-Balance Sheet Arrangements
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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of December 31, 2003. Great Plains Energy is currently authorized to issue up to $600 million for guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries.

As prescribed in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others,” the Company began recording a liability for the fair value of obligations it undertakes for guarantees issued after December 31, 2002. The interpretation does not encompass guarantees of the Company’s own future performance, such as Great Plains Energy’s guarantees to support Strategic Energy power purchases and regulatory requirements. KCP&L began recording an immaterial amount for the fair value of guarantees issued in 2003 for the residual value of vehicles and heavy equipment under an operating lease, which terminated with the buy out of the lease in early 2004.

Other Commercial Commitments Outstanding

	Amount of commitment expiration per period
	2004	2005	2006	2007	2008	After 2008	Total

	(millions)
Consolidated KCP&L Guarantees	$9.3	$1.4	$1.0	$1.0	$1.0	$2.0	$15.7

Great Plains Energy Guarantees,
including consolidated KCP&L	$142.6	$7.8	$1.0	$1.0	$1.0	$22.1	$175.5

Great Plains Energy and KLT Inc. have provided $159.8 million of guarantees to support Strategic Energy power purchases and regulatory requirements. Strategic Energy’s current power supply contracts end in 2010; however, 96% expire by the end of 2006. As of December 31, 2003, guarantees related to Strategic Energy are as follows:
     o     Great Plains Energy direct guarantees to counterparties totaling $46.6 million and KLT Inc. direct guarantees to counterparties totaling
            $20.1 million, with varying expiration dates
     o    Great Plains Energy indemnifies the issuers of surety bonds totaling $37.3 million, of which $30.9 million expire in 2004 and $6.4 million expire in 2005
     o    Great Plains Energy guarantees related to letters of credit totaling $40.0 million, all of which expire in 2004
     o    Great Plains Energy has issued a letter of credit totaling $15.8 million.

KCP&L is contingently liable for guaranteed energy savings under agreements with several customers. KCP&L has entered agreements guaranteeing an aggregate value of approximately $7.8 million over the next seven years. In most cases a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees.

KCP&L has guaranteed a $7.9 million residual value for vehicles and heavy equipment under an operating lease. KCP&L bought out the lease in early 2004.

The table above does not include the following guarantees:

KCPL Financing I, a trust, has issued $150.0 million of preferred securities. In connection with the issuance of the preferred securities, KCP&L issued a preferred securities guarantee, which guarantees the payment of any accrued and unpaid distributions, the redemption price and payments upon dissolution, winding-up or termination of the trust, all to the extent that the trust has funds available therefore. At December 31, 2003, there were no accrued and unpaid distributions.

In December 2002, KCP&L obtained bond insurance policies as a credit enhancement to its Series 1993A and 1993B EIRR bonds, which total $79.5 million. The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation and transmission of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy and consolidated KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 13 to the consolidated financial statements.

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

KCP&L’s wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity/energy contracts. KCP&L maintains a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its owned or contracted power generating units. The agreements contain penalties for non-performance to protect KCP&L from energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to its customers. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L’s sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. During 2003, approximately 75% of KCP&L’s net MWhs generated was coal-fired. A hypothetical 10% increase in the market price of coal could have resulted in a $1.6 million decrease in pretax earnings for 2003. KCP&L currently has almost all of its coal requirements for 2004 and 2005 under contract. An insignificant amount of the expected delivered cost of coal is subject to price fluctuations. In 2003, approximately 10% was subject to the market price of coal. KCP&L has implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices would have resulted in a decrease of less than $1.0 million in pretax earnings. Approximately 75% of KCP&L’s summer 2004 projected gas generation requirements for retail and firm wholesale sales are price protected through its hedging program, which is consistent with the percentages hedged in 2003. A hypothetical 10% increase in the cost of purchased power could have resulted in a $5.3 million decrease in pretax earnings for 2003.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. By entering into swap contracts for a portion of its forecasted purchases in these markets, the future purchase price of electricity is effectively fixed under these swap contracts. The swap contracts limit the unfavorable effect that price increases will have on electricity purchases.

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

Interest Rate Risk
Great Plains Energy manages interest expense and short and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2003, a hypothetical 10% increase in the interest rates associated with variable rate debt would have resulted in a decrease of less than $1.0 million in pretax earnings for 2003. Additionally, interest rates impact the fair value of long-term debt. A change in interest rates would impact the Company to the extent it redeemed any of its outstanding long-term debt. Great Plains Energy and consolidated KCP&L book value of long-term debt was 5% below fair value at December 31, 2003.

Equity Price Risk
KCP&L maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its Wolf Creek nuclear power plant. KCP&L does not expect Wolf Creek decommissioning to start before 2025. As of December 31, 2003, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on the KCP&L’s balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $3.9 million reduction in the value of the decommissioning trust funds. A hypothetical 10% decrease in equity prices would have resulted in a $3.3 million reduction in the fair value of the equity securities as of December 31, 2003. KCP&L’s exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral would have resulted in a decrease of less than $1.0 million in pretax earnings for 2003.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Statements of Income

Year Ended December 31	2003	2002	2001

	(thousands, except per share amounts)
Operating Revenues
Electric revenues - KCP&L	$1,054,900	$1,009,868	$967,479
Electric revenues - Strategic Energy	1,089,663	788,278	396,004
Other revenues	4,933	5,209	35,592

Total	2,149,496	1,803,355	1,399,075

Operating Expenses
Fuel	160,327	159,666	163,846
Purchased power - KCP&L	53,163	46,214	65,173
Purchased power - Strategic Energy	968,967	685,370	329,003
Other	300,477	281,592	274,645
Maintenance	85,416	91,419	77,096
Depreciation and depletion	143,712	149,237	157,794
General taxes	98,512	97,198	95,745
(Gain) Loss on property	30,797	(329)	169,947

Total	1,841,371	1,510,367	1,333,249

Operating income	308,125	292,988	65,826
Income (loss) from equity investments	(2,018)	(1,173)	24,639
Minority interest in subsidiaries	(7,764)	(10,753)	(7,040)
Non-operating income	7,417	6,696	12,312
Non-operating expenses	(20,462)	(18,948)	(37,598)
Interest charges	(76,171)	(87,380)	(101,918)

Income (loss) from continuing operations before income taxes
and cumulative effect of a change in accounting principle	209,127	181,430	(43,779)
Income taxes	55,514	48,275	(26,813)

Income (loss) from continuing operations before cumulative
effect of a change in accounting principle	153,613	133,155	(16,966)
Loss from discontinued operations, net of income
taxes (Note 8)	(8,690)	(3,967)	(7,205)
Cumulative effect of a change in accounting principle (Note 6)	-	(3,000)	-

Net income (loss)	144,923	126,188	(24,171)
Preferred stock dividend requirements	1,646	1,646	1,647

Earnings (loss) available for common stock	$143,277	$124,542	$(25,818)

Average number of common shares outstanding	69,206	62,623	61,864

Basic and diluted earnings (loss) per common share
Continuing operations	$2.20	$2.10	$(0.30)
Discontinued operations	(0.13)	(0.06)	(0.12)
Cumulative effect	-	(0.05)	-

Basic and diluted earnings (loss) per common share	$2.07	$1.99	$(0.42)

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$114,395	$65,294
Restricted cash	20,850	-
Receivables	240,407	197,845
Fuel inventories, at average cost	22,543	21,311
Materials and supplies, at average cost	56,599	50,800
Deferred income taxes	686	3,233
Assets of discontinued operations	-	38,298
Other	15,096	16,619

Total	470,576	393,400

Nonutility Property and Investments
Affordable housing limited partnerships	52,644	68,644
Gas property and investments	10,191	45,419
Nuclear decommissioning trust fund	74,965	63,283
Other	44,320	55,520

Total	182,120	232,866

Utility Plant, at Original Cost
Electric	4,700,983	4,428,433
Less-accumulated depreciation	2,082,419	1,901,639

Net utility plant in service	2,618,564	2,526,794
Construction work in progress	53,250	39,519
Nuclear fuel, net of amortization of $113,472 and $121,951	29,120	21,506

Total	2,700,934	2,587,819

Deferred Charges
Regulatory assets	145,627	145,151
Prepaid pension costs	108,247	85,945
Goodwill	26,105	26,106
Other deferred charges	31,678	35,452

Total	311,657	292,654

Total	$3,665,287	$3,506,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31	December 31
	2003	2002

	(thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$87,000	$21,079
Current maturities of long-term debt	59,303	133,181
EIRR bonds classified as current	129,288	81,000
Accounts payable	189,525	172,319
Accrued taxes	33,256	29,238
Accrued interest	11,937	16,121
Accrued payroll and vacations	34,816	27,053
Accrued refueling outage costs	1,760	8,292
Supplier collateral	20,850	-
Liabilities of discontinued operations	-	34,232
Other	28,944	29,071

Total	596,679	551,586

Deferred Credits and Other Liabilities
Deferred income taxes	599,300	602,907
Deferred investment tax credits	37,571	41,565
Asset retirement obligations	108,469	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	89,488	73,251
Other	79,141	76,169

Total	913,969	858,476

Capitalization
Common stock equity
Common stock-150,000,000 shares authorized without par value
69,259,203 and 69,196,322 shares issued, stated value	611,424	609,497
Unearned compensation	(1,633)	-
Capital stock premium and expense	(7,240)	(7,744)
Retained earnings	391,750	363,579
Treasury stock-3,265 and 152 shares, at cost	(121)	(4)
Accumulated other comprehensive loss	(36,886)	(25,858)

Total	957,294	939,470
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	-	150,000
Long-term debt (Note 18)	1,158,345	968,207

Total	2,154,639	2,096,677

Commitments and Contingencies (Note 13)

Total	$3,665,287	$3,506,739

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

Year Ended December 31	2003	2002	2001

	(thousands)
Cash Flows from Operating Activities
Net income (loss)	$144,923	$126,188	$(24,171)
Less: Loss from discontinued operations, net of income taxes	(8,690)	(3,967)	(7,205)

Income (loss) from continuing operations	153,613	130,155	(16,966)
Adjustments to reconcile income (loss) to net cash
from operating activities:
Cumulative effect of a change in accounting principles	-	3,000	-
Depreciation and depletion	143,712	149,237	157,794
Amortization of:
Nuclear fuel	12,334	13,109	17,087
Other	11,626	12,461	16,146
Deferred income taxes (net)	17,058	15,594	8,842
Investment tax credit amortization	(3,994)	(4,183)	(4,289)
(Income) Loss from equity investments	2,018	1,173	(24,639)
(Gain) Loss on property	30,797	(329)	169,947
Deferred storm costs	-	(20,149)	-
Minority interest	7,764	10,753	7,040
Other operating activities (Note 2)	10,948	29,996	(42,720)

Net cash from operating activities	385,876	340,817	288,242

Cash Flows from Investing Activities
Utility capital expenditures	(148,675)	(131,158)	(262,030)
Allowance for borrowed funds used during construction	(1,368)	(979)	(9,197)
Purchases of investments	(3,520)	(7,134)	(47,158)
Purchases of nonutility property	(22,746)	(11,551)	(64,639)
Proceeds from disposition of property	33,277	7,821	66,460
Hawthorn No. 5 partial insurance recovery	3,940	-	30,000
Hawthorn No. 5 partial litigation settlements	17,263	-	-
Loan to DTI prior to majority ownership	-	-	(94,000)
Other investing activities	(1,220)	(3,748)	10,306

Net cash from investing activities	(123,049)	(146,749)	(370,258)

Cash Flows from Financing Activities
Issuance of common stock	-	151,800	-
Issuance of long-term debt	-	224,539	249,277
Repayment of long-term debt	(133,181)	(238,384)	(193,145)
Net change in short-term borrowings	43,846	(172,001)	130,400
Dividends paid	(116,527)	(107,424)	(104,335)
Other financing activities	(7,864)	(15,479)	(6,883)

Net cash from financing activities	(213,726)	(156,949)	75,314

Net Change in Cash and Cash Equivalents	49,101	37,119	(6,702)
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	65,294	28,175	34,877

Cash and Cash Equivalents from Continuing
Operations at End of Year	$114,395	$65,294	$28,175

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$(552)	$859
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859	-

Cash and Cash Equivalents from Discontinued
Operations at End of Year	$-	$307	$859

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Stock Equity

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	69,196,322	$609,497	61,908,726	$449,697	61,908,726	$449,697
Issuance of common stock	-	-	7,287,596	159,800	-	-
Issuance of restricted common stock	62,881	1,927	-	-	-	-

Total common stock	69,259,203	611,424	69,196,322	609,497	61,908,726	449,697

Unearned Compensation
Issuance of restricted common stock		(1,927)		-		-
Compensation expense recognized		294		-		-

Total unearned compensation		(1,633)		-		-

Capital Stock Premium and Expense
Beginning balance		(7,744)		(1,656)		(1,666)
Issuance of common stock		-		(6,096)		-
Other		504		8		10

Total capital stock premium and expense		(7,240)		(7,744)		(1,656)

Retained Earnings
Beginning balance		363,579		344,815		473,321
Net income (loss)		144,923		126,188		(24,171)
Dividends:
Common stock		(114,881)		(105,778)		(102,688)
Preferred stock - at required rates		(1,646)		(1,646)		(1,647)
Options		(225)		-		-

Total retained earnings		391,750		363,579		344,815

Treasury Stock
Beginning balance	(152)	(4)	(35,916)	(903)	(60,841)	(1,539)
Treasury shares acquired	(85,000)	(2,332)	(17,000)	(435)	(25,000)	(627)
Treasury shares reissued	81,887	2,215	52,764	1,334	49,925	1,263

Total treasury stock	(3,265)	(121)	(152)	(4)	(35,916)	(903)

Accumulated Other Comprehensive
Income (Loss), net of tax
Beginning balance		(25,858)		(13,141)		-
Gain (loss) on derivative hedging instruments		4,353		10,446		(25,570)
Minimum pension obligation		(10,430)		(25,754)		(1,031)
Reclassifications to revenues and expenses		(4,951)		2,591		(3,983)
Cumulative effect of a change in
accounting principles		-		-		17,443

Ending balance		(36,886)		(25,858)		(13,141)

Total Common Stock Equity		$957,294		$939,470		$778,812

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2003	2002	2001

	(thousands)
Net Income (Loss)	$144,923	$126,188	$(24,171)

Other comprehensive loss:
Gain (loss) on derivative hedging instruments	7,712	17,584	(43,706)
Income tax (expense) benefit	(3,359)	(7,138)	18,136

Net gain (loss) on derivative hedging instruments	4,353	10,446	(25,570)

Change in minimum pension obligation	(17,100)	(42,218)	(1,691)
Income tax benefit	6,670	16,464	660

Net change in minimum pension obligation	(10,430)	(25,754)	(1,031)

Reclassification to revenues and expenses, net of tax	(4,951)	2,591	(3,983)

Comprehensive income (loss) before cumulative effect of
a change in accounting principles, net of income taxes	133,895	113,471	(54,755)
Cumulative effect of a change in accounting principles,
net of income taxes	-	-	17,443

Comprehensive Income (Loss)	$133,895	$113,471	$(37,312)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2003	2002	2001

	(thousands)
Operating Revenues
Electric revenues	$1,054,900	$1,009,868	$1,256,121
Other revenues	2,101	2,918	31,930

Total	1,057,001	1,012,786	1,288,051

Operating Expenses
Fuel	160,327	159,666	163,846
Purchased power	53,163	46,214	304,862
Other	241,701	224,618	256,208
Maintenance	85,391	91,333	76,466
Depreciation and depletion	140,955	145,569	151,916
General taxes	95,590	95,546	94,973
Gain on property	(1,603)	(178)	(23,556)

Total	775,524	762,768	1,024,715

Operating income	281,477	250,018	263,336
Income from equity investments	-	-	24,514
Minority interest in subsidiaries	1,263	-	(5,417)
Non-operating income	5,251	4,641	11,960
Non-operating expenses	(8,280)	(8,830)	(31,869)
Interest charges	(70,294)	(80,306)	(96,239)

Income from continuing operations before income taxes
and cumulative effect of a change in accounting principle	209,417	165,523	166,285
Income taxes	83,572	62,857	39,389

Income from continuing operations before cumulative
effect of a change in accounting principle	125,845	102,666	126,896
Loss from discontinued operations, net of
income taxes (Note 8)	(8,690)	(3,967)	(7,205)
Cumulative effect of a change in accounting principle (Note 6)	-	(3,000)	-

Net income	117,155	95,699	119,691
Preferred stock dividend requirements	-	-	1,098

Earnings available for common stock	$117,155	$95,699	$118,593

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31	December 31
	2003	2002

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$26,520	$171
Receivables	95,635	67,043
Fuel inventories, at average cost	22,543	21,311
Materials and supplies, at average cost	56,599	50,800
Deferred income taxes	686	3,233
Assets of discontinued operations	-	38,298
Other	8,611	7,720

Total	210,594	188,576

Nonutility Property and Investments
Nuclear decommissioning trust fund	74,965	63,283
Other	34,255	32,970

Total	109,220	96,253

Utility Plant, at Original Cost
Electric	4,700,983	4,428,433
Less-accumulated depreciation	2,082,419	1,901,639

Net utility plant in service	2,618,564	2,526,794
Construction work in progress	53,046	39,519
Nuclear fuel, net of amortization of $113,472 and $121,951	29,120	21,506

Total	2,700,730	2,587,819

Deferred Charges
Regulatory assets	145,627	145,151
Prepaid pension costs	106,888	85,945
Other deferred charges	29,517	35,413

Total	282,032	266,509

Total	$3,302,576	$3,139,157

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31	December 31
	2003	2002

	(thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable to Great Plains Energy	$21,983	$250
Current maturities of long-term debt	54,500	124,000
EIRR bonds classified as current	129,288	81,000
Accounts payable	82,353	74,390
Accrued taxes	41,114	65,436
Accrued interest	11,763	15,176
Accrued payroll and vacations	20,486	23,591
Accrued refueling outage costs	1,760	8,292
Liabilities of discontinued operations	-	34,232
Other	8,619	8,885

Total	371,866	435,252

Deferred Credits and Other Liabilities
Deferred income taxes	641,673	625,705
Deferred investment tax credits	37,571	41,565
Asset retirement obligations	106,694	-
Accrued nuclear decommissioning costs	-	64,584
Pension liability	84,434	73,251
Other	52,196	46,124

Total	922,568	851,229

Capitalization
Common stock equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	662,041	562,041
Retained earnings	228,761	209,606
Accumulated other comprehensive loss	(35,244)	(26,614)

Total	855,558	745,033
Company-obligated Mandatorily Redeemable Preferred Securities
of a trust holding solely KCP&L Subordinated Debentures	-	150,000
Long-term debt (Note 18)	1,152,584	957,643

Total	2,008,142	1,852,676

Commitments and Contingencies (Note 13)

Total	$3,302,576	$3,139,157

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2003	2002	2001

	(thousands)
Cash Flows from Operating Activities
Net income	$117,155	$95,699	$119,691
Less: Loss from discontinued operations, net of income taxes	(8,690)	(3,967)	(7,205)

Income from continuing operations	125,845	99,666	126,896
Adjustments to reconcile income to net cash
from operating activities:
Cumulative effect of a change in accounting principles	-	3,000	-
Depreciation and depletion	140,955	145,569	151,916
Amortization of:
Nuclear fuel	12,334	13,109	17,087
Other	9,350	9,546	15,108
Deferred income taxes (net)	34,285	11,355	22,010
Investment tax credit amortization	(3,994)	(4,183)	(4,289)
Income from equity investments	-	-	(24,514)
Gain on property	(1,603)	(178)	(23,556)
Deferred storm costs	-	(20,149)	-
Minority interest	(1,263)	-	-
Other operating activities (Note 2)	(34,536)	21,178	(33,646)

Net cash from operating activities	281,373	278,913	247,012

Cash Flows from Investing Activities
Utility capital expenditures	(148,675)	(132,039)	(262,030)
Allowance for borrowed funds used during construction	(1,368)	(979)	(9,197)
Purchases of investments	(3,520)	(3,421)	(42,601)
Purchases of nonutility property	(147)	(225)	(47,774)
Proceeds from disposition of property	4,135	-	64,072
Hawthorn No. 5 partial insurance recovery	3,940	-	30,000
Hawthorn No. 5 partial litigation settlements	17,263	-	-
Loan to DTI prior to majority ownership	-	-	(94,000)
Other investing activities	(4,045)	(4,084)	8,087

Net cash from investing activities	(132,417)	(140,748)	(353,443)

Cash Flows from Financing Activities
Issuance of long-term debt	-	224,539	249,277
Repayment of long-term debt	(124,000)	(227,000)	(93,099)
Net change in short-term borrowings	(341)	(61,750)	4,177
Dividends paid	-	-	(78,246)
Dividends paid to Great Plains Energy	(98,000)	(105,617)	(25,677)
Cash of KLT Inc. and GPP dividended to
Great Plains Energy	-	-	(19,115)
Equity contribution from Great Plains Energy	100,000	36,000	39,000
Other financing activities	(266)	(4,269)	(4,660)

Net cash from financing activities	(122,607)	(138,097)	71,657

Net Change in Cash and Cash Equivalents	26,349	68	(34,774)
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	171	103	34,877

Cash and Cash Equivalents from Continuing
Operations at End of Year	$26,520	$171	$103

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(307)	$(552)	$859
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	307	859	-

Cash and Cash Equivalents from Discontinued
Operations at End of Year	$-	$307	$859

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Stock Equity

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	1	$562,041	1	$526,041	61,908,726	$449,697
Exchange of KCP&L common stock to
Great Plains Energy common stock	-	-	-	-	(61,908,726)	(449,697)
Exchange of preferred stock and the associated
stock discount to Great Plains Energy	-	-	-	-	-	37,344
Issuance of new KCP&L common stock	-	-	-	-	1	449,697
Equity contribution from Great Plains Energy	-	100,000	-	36,000	-	39,000

Total common stock	1	662,041	1	562,041	1	526,041

Capital Stock Premium and Expense
Beginning balance		-		-		(1,666)
Transfer of capital stock premium and expense
to Great Plains Energy		-		-		1,666

Total capital stock premium and expense		-		-		-

Retained Earnings
Beginning balance		209,606		219,524		473,321
Net income (loss)		117,155		95,699		119,691
Dividends:
Common stock		-		-		(77,011)
Common stock held by Great Plains Energy		(98,000)		(105,617)		(25,677)
Preferred stock - at required rates		-		-		(824)
Equity dividend of KLT Inc. to Great Plains Energy		-		-		(269,976)

Total retained earnings		228,761		209,606		219,524

Accumulated Other Comprehensive
Income (Loss), net of tax
Beginning balance		(26,614)		(1,182)		-
Gain (loss) on derivative hedging instruments		401		428		(23,362)
Minimum pension obligation		(8,547)		(25,754)		(1,031)
Reclassifications to revenues and expenses		(484)		(106)		(7,687)
Equity dividend of KLT Inc. to Great Plains Energy		-		-		13,455
Cumulative effect of a change in
accounting principles		-		-		17,443

Ending balance		(35,244)		(26,614)		(1,182)

Total Common Stock Equity		$855,558		$745,033		$744,383

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2003	2002	2001

	(thousands)
Net income	$117,155	$95,699	$119,691

Other comprehensive loss:
Gain (loss) on derivative hedging instruments	657	702	(39,952)
Income tax (expense) benefit	(256)	(274)	16,590

Net gain (loss) on derivative hedging instruments	401	428	(23,362)

Change in minimum pension obligation	(14,012)	(42,218)	(1,691)
Income tax benefit	5,465	16,464	660

Net change in minimum pension obligation	(8,547)	(25,754)	(1,031)

Reclassification to revenues and expenses, net of tax	(484)	(106)	(7,687)

Comprehensive income before cumulative effect of a
change in accounting principles, net of income taxes	108,525	70,267	87,611
Cumulative effect of a change in accounting principles,
net of income taxes	-	-	17,443

Comprehensive Income	$108,525	$70,267	$105,054

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (35 Act). Through a corporate restructuring, which was consummated on October 1, 2001, Great Plains Energy became the parent company and sole owner of the common stock of KCP&L. Each outstanding share of KCP&L stock was exchanged for a share of Great Plains Energy stock. As a result, Great Plains Energy replaced KCP&L as the listed entity on the New York Stock Exchange with the trading symbol GXP. In connection with the reorganization, KCP&L transferred to Great Plains Energy its interest in two wholly-owned subsidiaries, KLT Inc. and Great Plains Power Incorporated (GPP). Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries.

Great Plains Energy has five direct subsidiaries:

o	KCP&L is an integrated, regulated electric utility company that serves retail customers in the states of Missouri and Kansas.
KCP&L is one of Great Plains Energy's three reportable segments. KCP&L’s wholly-owned subsidiary, Home Service Solutions
Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). Worry Free is no longer actively pursuing new customers, and management does not anticipate significant additional capital investments in Worry Free. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 8 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an intermediate holding company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT
Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy and KLT Gas are the other two reportable segments of Great Plains Energy. KLT Gas announced its plan to exit the gas business in February 2004. See Note 7 for additional information. Prior to the confirmation of DTI Holdings, Inc. and its subsidiaries Digital Teleport, Inc. and
Digital Teleport of Virginia, Inc. (DTI) bankruptcy, KLT Inc. held an investment in DTI. See Note 9 for additional information.

o	GPP focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation until market conditions improve or the Company makes further changes in its business strategy. The siting and permitting process is currently focused on two potential new generation sites. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

o	Great Plains Energy Services Incorporated (Services) was formed in 2003 as a service company under the 35 Act to provide support
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

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $16.1 million and $11.4 million at December 31, 2003 and 2002, respectively.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier for electricity purchased by Strategic Energy. On a monthly basis, any remittances into the lockboxes in excess of disbursements to the supplier are remitted back to Strategic Energy.

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at December 31, 2003, was $20.9 million. There were no such cash collateral deposits at December 31, 2002.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Nonutility Property and Investments —Consolidated KCP&L’s investments and nonutility property includes the nuclear decommissioning trust fund recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. In addition to consolidated KCP&L’s investments, Great Plains Energy’s investments and nonutility property include KLT Investments’ affordable housing limited partnerships. The fair value of KLT Investments’ affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term Debt—The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. Great Plains Energy’s and consolidated KCP&L’s book value of long-term debt was 5% below fair value at December 31, 2003.

Investments in Affordable Housing Limited Partnerships
At December 31, 2003, KLT Investments had $52.6 million in affordable housing limited partnerships. Approximately 65% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $33.1 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $11.0 million, $9.0 million, and $13.5 million in 2003, 2002 and 2001, respectively. These amounts are included in Non-operating expenses on the consolidated statements of income. Pretax reductions in affordable housing investments are estimated to be $7 million, $10 million and $3 million for the years 2004 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2004 through 2006.

Natural Gas Properties
The Company does not have significant oil and gas producing activities based on the results of the significance tests preformed as prescribed in Statement of Financial Accounting Standards (SFAS) No. 69, “Disclosures About Oil and Gas Producing Activities.” KLT Gas follows the full cost method of accounting for its natural gas properties, substantially all of which were undeveloped at December 31, 2003. The full cost method requires that all costs associated with property acquisition, exploration and development activities be capitalized. Any excess of book value over the present value (10% discount rate) of estimated future net revenues (at year-end prices) from the natural gas reserves is expensed. All natural gas property interests owned by KLT Gas are located in the United States.

Natural gas property and equipment included in gas property and investments on Great Plains Energy’s consolidated balance sheets totaled $9.8 million, net of $63.8 million of accumulated depreciation and impairments, in 2003 and $45.0 million, net of $8.5 million of accumulated depreciation, in 2002. See Note 7 for information regarding the impairment of KLT Gas assets.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations”, which requires the purchase method of accounting for business combinations initiated after June 30, 2001. In July 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Intangible assets with a determinable useful life will continue to be amortized over that period. The amortization provisions apply to goodwill and intangible assets acquired after June 30, 2001. SFAS No. 141 and 142 clarify that more assets should be distinguished and classified between tangible and intangible. KLT Gas did not change or reclassify contractual mineral rights included in gas property and investments on Great Plains Energy’s consolidated balance sheet upon adoption of these standards. KLT Gas management believes its classification of such mineral rights under the full cost method of accounting for natural gas properties, which is consistent with industry practice, is appropriate. However, the accounting profession and others are engaged in industry-wide deliberations regarding whether SFAS No. 141 and 142 require contractual mineral rights to be classified as intangible assets. Based on the results of the deliberations, if management determines reclassification is necessary, KLT Gas’ gas property and investments would be reduced and intangible assets would increase by a like amount at December 31,

2003 and 2002, respectively, representing cost incurred from the effective date of June 30, 2001. The amounts are not significant to Great Plains Energy’s consolidated balance sheets. The provisions of SFAS No. 141 and 142 impact only the balance sheet and associated footnote disclosure, and any required reclassification would not impact Great Plains Energy’s cash flows or results of operations.

Other Nonutility Property
Great Plains Energy’s and consolidated KCP&L’s other nonutility property includes land, buildings, vehicles, general office equipment and software and is recorded at historical cost, net of accumulated depreciation, and has a range of depreciable lives of 3 to 50 years.

Utility Plant
KCP&L’s utility plant is stated at historical costs of construction. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Wolf Creek Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.

The balances of utility plant in service with a range of depreciable lives are listed in the table below:

	December 31
Utility Plant In Service	2003	2002

	(millions)
Production (23 - 42 years)	$2,913.9	$2,712.2
Transmission (27 - 76 years)	308.3	282.1
Distribution (8 - 75 years)	1,261.6	1,218.6
General (5 - 50 years)	217.2	215.5

Total	$4,701.0	$4,428.4

Through December 31, 2003, KCP&L has received $164 million in insurance recoveries related to property destroyed in the February 17, 1999, explosion at Hawthorn No. 5. Additionally, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the explosion. In 2003, various defendants settled with KCP&L in this litigation resulting in KCP&L recording $17.3 million in recoveries of property destroyed. Recoveries received have been recorded as an increase in accumulated depreciation.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds used During Construction (AFDC) is charged to the cost of the plant. AFDC is included in the rates charged to customers by KCP&L over the service life of the property. AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.2% in 2003, 4.4% in 2002 and 6.8% in 2001.

In 2001, the American Institute of Certified Public Accountants issued an exposure draft on a proposed Statement of Position (SOP) “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” The SOP is expected to be issued in 2004 and is effective for fiscal years beginning after December 15, 2004. If issued in its present format, the SOP would prohibit KCP&L from accruing in advance for its Wolf Creek refueling outage, which occurs on an 18 month cycle. The next refueling outage is scheduled for the second quarter 2005. The SOP would also prohibit the capitalization of almost all administrative and general costs. The Company is currently analyzing the effect of the SOP on the Company’s results of operations.

Depreciation, Depletion and Amortization
Depreciation of KCP&L’s utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average about 3%. Depreciation of nonutility property is computed using the straight-line method. Excluding DTI and RSAE, annual depreciation rates for 2003, 2002 and 2001 were 13.6%, 11.9% and 14.6%, respectively.

KCP&L amortizes nuclear fuel-to-fuel expense based on the quantity of heat produced during the generation of electricity. Regulatory assets and liabilities are amortized consistent with the recovery period.

Prior to adoption of SFAS No. 142 on January 1, 2002, Great Plains Energy and consolidated KCP&L amortized goodwill using the straight-line method over a 15 and 40-year life, respectively. See Note 6 for additional information concerning the adoption of SFAS No. 142.

Depletion, depreciation and amortization of natural gas properties are calculated using the units of production method. The depletion per mmBtu was $2.78 in 2003, $4.61 in 2002 and $1.35 in 2001. The depletion per mmBtu in 2002 reflected downward revisions in reserve estimates. Unproved gas properties are not amortized but are assessed for impairment either individually or on an aggregated basis.

Nuclear Fuel
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the NRC license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek Generating Station (Wolf Creek) has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025.

Wolf Creek Refueling Outage Costs
KCP&L accrues forecasted incremental costs to be incurred during scheduled Wolf Creek refueling outages monthly over the unit’s operating cycle, normally about 18 months. Estimated incremental costs, which include operating, maintenance and replacement power expenses, are based on budgeted outage costs and the estimated outage duration. Changes to or variances from those estimates are recorded when known or are probable.

Nuclear Plant Decommissioning Costs
The Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and the KCC on August 30, 2002, and is the basis for the decommissioning cost estimates in the following table. Both the MPSC and the KCC have accepted the 2002 cost estimate as filed and have approved funding schedules for this cost estimate. The MPSC-approved schedule assumes funding through the expiration of Wolf Creek’s current Nuclear Regulatory Commission (NRC) operating license (2025).

The KCC-approved schedule assumes that Wolf Creek will be granted a 20-year license extension and, thus, assumes funding through 2045. At this time, the owners of Wolf Creek have neither sought nor received a license extension from the NRC. The escalation rates and earnings assumptions shown in the table below are those that were last explicitly approved by the MPSC and the KCC. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. KCP&L does not expect plant decommissioning to start before 2025.

	KCC	MPSC

	(millions)
Current cost of decommissioning (in 2002 dollars):
Total Station	$468	$468
47% share	220	220
Future cost of decommissioning (in 2025 dollars):
Total Station		$1,288
47% share		606
Future cost of decommissioning (in 2045 dollars):
Total Station	$2,527
47% share	1,188

Annual escalation factor	4.00%	4.50%
Annual return on trust assets (a)	6.02%	7.66%

(a)	The 6.02% rate of return in Kansas is thru 2025. The rate systematically decreases to 3.99% from 2025 to decommissioning at the end of the extended 60-year life of 2045.

KCP&L currently contributes about $3.5 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operating expenses and recovered in billings to customers. These funding levels assume a certain return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The trust fund balance, including reinvested earnings, was $75.0 million and $63.3 million at December 31, 2003 and 2002, respectively. The related liabilities for decommissioning are included in Asset Retirement Obligations at December 31, 2003, and Accrued Nuclear Decommissioning Costs at December 31, 2002.

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. See Note 15 for discussion of Asset Retirement Obligations (ARO) including those associated with nuclear plant decommissioning costs.

Regulatory Matters
KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded under Generally Accepted Accounting Principles (GAAP) if KCP&L were not regulated. See Note 5 for additional information concerning regulatory matters.

Revenue Recognition
KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided. KLT Gas records natural gas sales revenues based on the amount of gas sold to purchasers on its behalf. Receivables recorded at December 31, 2003 and 2002, include $28.4 million and $27.2 million, respectively, for electric services provided but not yet billed by KCP&L, and $81.2 million and $57.3 million, respectively, for electric services provided, but not yet billed by Strategic Energy. See Note 3 for additional information on receivables.

To supply its retail contracts, Strategic Energy primarily purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $160.4 million, $126.4 million and $95.6 million in 2003, 2002 and 2001, respectively.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses, and net asset impairments are recorded in operating expenses. See Note 9 for additional information regarding the net impairment of DTI assets.

Asset Impairments
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value. See Note 7 for information regarding the impairments of KLT Gas assets.

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

Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes”, Great Plains Energy has provided deferred taxes for all temporary book-tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted tax rates that are anticipated to be in effect when the temporary differences reverse.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss. In accordance with 35 Act requirements, the holding company allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns. KCP&L uses the separate return method to compute its income tax provision. For the years ended December 31, 2003 and 2002, there were no differences between the separate return method used to compute KCP&L’s tax provision and the amount it owed to Great Plains Energy.

KCP&L has established a regulatory asset for the additional future revenues to be collected from customers for deferred income taxes. KCP&L records operating income tax expense based on ratemaking principles.

Tax credits are recognized in the year generated except for certain KCP&L investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Stock Options
The Company has one equity compensation plan, which is described more fully in Note 10. The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for its stock options as of January 1, 2003. The Company has elected to use the modified prospective method of adoption as prescribed under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Under the modified prospective method of adoption, stock option compensation cost recognized beginning January 1, 2003, is the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after October 1, 1995.

The following table illustrates the effect on net income and earnings per share (EPS) for Great Plains Energy as if the fair value method had been applied in preparing 2002 and 2001 financial statements.

	2002	2001

(thousands except per share amounts)
Net income (loss), as reported	$126,188	$(24,171)
Add: Stock-based employee compensation
expense included in net income as reported,
net of income taxes	57	(188)
Less: Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of income taxes	255	120

Pro forma net income (loss) as if fair
value method were applied	$125,990	$(24,479)

Basic and diluted earnings (loss)
per common share, as reported	$1.99	$(0.42)
Basic and diluted earnings (loss)
per common share, pro forma	$1.99	$(0.42)

Basic and Diluted Earnings (Loss) per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s earnings per share from other securities in 2003, 2002 or 2001. To determine earnings (loss) per common share, preferred stock dividend requirements are deducted from income from continuing operations before cumulative effect of changes in accounting principles and net income before dividing by average number of common shares outstanding. The loss per share impact of discontinued operations, net of income taxes, is determined by dividing the loss from discontinued operations, net of income taxes, by the average number of common shares outstanding. The earnings (loss) per share impact of the cumulative effect of changes in accounting principles is determined by dividing the cumulative effect of changes in accounting principles by the average number of common shares outstanding.

The following tables reconcile Great Plains Energy’s basic and diluted earnings (loss) per common share calculation:

	Income	Shares	EPS

2003	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$153,613
Less: Preferred stock dividend requirement	1,646

Basic EPS
Income available to common stockholders	151,967	69,206	$2.20
Add: effect of dilutive securities		42

Diluted EPS	$151,967	69,248	$2.20

	Income	Shares	EPS

2002	(thousands except per share amounts)
Income from continuing operations before cumulative effect	$133,155
Less: Preferred stock dividend requirement	1,646

Basic EPS
Income available to common stockholders	131,509	62,623	$2.10
Add: effect of dilutive securities		1

Diluted EPS	$131,509	62,624	$2.10

	Income(Loss)	Shares	EPS

2001	(thousands except per share amounts)
Loss from continuing operations before cumulative effect	$(16,966)
Less: Preferred stock dividend requirement	1,647

Basic EPS
Income available to common stockholders	(18,613)	61,864	$(0.30)
Add: effect of dilutive securities		-

Diluted EPS	$(18,613)	61,864	$(0.30)

As of December 31, 2003, there were no anti-dilutive shares. Options to purchase 394,723 shares of common stock as of December 31, 2002 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares at the end of the period. Options to purchase 277,902 shares of common stock as of December 31, 2001, were excluded from the diluted earnings calculation because the Company had a net loss from operations; therefore no potential common shares are included in the calculation because the effect is always anti-dilutive.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

	2003	2002	2001

Cash flows affected by changes in:	(thousands)
Receivables	$(14,113)	$(44,764)	$(34,022)
Fuel inventories	(821)	1,339	(1,444)
Materials and supplies	(5,799)	(104)	(4,294)
Accounts payable	16,978	1,039	13,038
Accrued taxes	25,548	45,988	(31,152)
Accrued interest	(4,184)	3,117	451
Wolf Creek refueling outage accrual	(6,532)	(4,687)	11,089
Pension and postretirement benefit assets and obligations	(20,545)	3,774	(22,577)
Allowance for equity funds used during construction	(1,424)	(299)	(3,616)
Other	21,840	24,593	29,807

Total other operating activities	$10,948	$29,996	$(42,720)

Cash paid during the period:
Interest	$78,049	$82,132	$83,467
Income taxes	$42,440	$17,709	$21,614

Consolidated KCP&L Other Operating Activities

	2003	2002	2001

Cash flows affected by changes in:	(thousands)
Receivables	$(1,444)	$(8,565)	$(44,946)
Fuel inventories	(821)	1,339	(1,444)
Materials and supplies	(5,799)	(104)	(4,294)
Accounts payable	7,735	(35,963)	(11,335)
Accrued taxes	(2,792)	49,584	(2,014)
Accrued interest	(3,413)	4,107	394
Wolf Creek refueling outage accrual	(6,532)	(4,687)	11,089
Pension and postretirement benefit assets and obligations	(20,272)	3,774	(22,577)
Allowance for equity funds used during construction	(1,424)	(299)	(3,616)
Other	226	11,992	45,097

Total other operating activities	$(34,536)	$21,178	$(33,646)

Cash paid during the period:
Interest	$71,399	$74,068	$81,427
Income taxes	$25,098	$11,330	$21,470

KCP&L adopted SFAS No. 143 on January 1, 2003, and recorded a liability for ARO of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, and management believes it is probable that any differences between expenses recognized under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $16.3 million net cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income. KLT Gas also adopted SFAS No. 143 and recorded a liability for ARO of $1.2 million, increased gas property and investments by $1.0 million and increased operating expense by $0.2 million for the immaterial cumulative effect of the accounting change. The adoption of SFAS No. 143 had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows.

KCP&L’s Lease Trust was consolidated in the fourth quarter of 2003, as required by FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities.” As a result, Great Plains Energy’s and consolidated KCP&L’s long-term debt increased $143.8 million. The consolidation of the

Lease Trust had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows. See Note 13 for additional information concerning the consolidation of the Lease Trust.

KCP&L de-consolidated KCPL Financing I (Securities Trust) in the fourth quarter of 2003, as required by FIN No. 46. Great Plains Energy’s and consolidated KCP&L’s long-term debt increased $154.6 million representing the 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by the Securities Trust. The de-consolidation of the Securities Trust had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows. See Note 19 for additional information concerning the de-consolidation of the Securities Trust.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. See Note 8 for additional information concerning the disposition of RSAE. The following table summarizes Great Plains Energy’s and consolidated KCP&L’s loss from discontinued operations as a result of this transaction.

Year to Date
June 30
RSAE disposition	2003

(thousands)
Cash repayment of supported bank line	$(22,074)
Write-off of intercompany balance and investment	4,760
Accrued transaction costs	(1,550)
Income tax benefit	11,793

Loss on disposition	(7,071)
Pre-disposition operating losses	(1,619)

Discontinued operations	$(8,690)

KLT Telecom received $19.2 million in 2003 related to the confirmation of the DTI bankruptcy. Pending final resolution of the Missouri Department of Revenue (MODOR) Claim and the put option of a minority shareholder, the effect of the DTI bankruptcy on the Company has been resolved. See Note 9 for additional information concerning the DTI bankruptcy.

DTI	2003

(thousands)
Cash proceeds from bankruptcy estates	$19,234
Cash proceeds from sale of office building	1,186
Receivables	1,300

Total proceeds	21,720
Book basis of office building sold	(2,720)
DIP financing accrual reversal	5,000
Accounts payable	(1,900)
Income tax	(9,810)
Reversal of tax valuation allowance	15,779

Gain on sale of assets	$28,069

During November 2002, Great Plains Energy indirectly acquired an additional 6% ownership in Strategic Energy through its subsidiary IEC. The $15.1 million consideration paid for the 6% ownership consisted of $8.0 million in Great Plains Energy common stock and promissory notes of $4.7 million (issued by Great Plains Energy) and $2.4 million (issued by IEC). The promissory notes were paid in January 2003. This transaction had no effect on Great Plains Energy’s cash flows for the year ended December 31, 2002. See Note 12 for additional information regarding this transaction.

On February 8, 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership. On December 31, 2001, DTI filed voluntary petitions in Bankruptcy Court. As a result, DTI was consolidated and its operations were included in KLT Telecom’s results of operations from February 8, 2001, through December 31, 2001, prior to the bankruptcy filings at which time DTI was de-consolidated. See Note 9 for additional information concerning the DTI bankruptcy.

The following table reflects a reconciliation of DTI’s effect on Great Plains Energy’s cash flows for the year ended December 31, 2001, to the cash invested in DTI during 2001.

	2001

Cash Flows from Operating Activities	(thousands)
Amounts included in net income (loss)	$(248,437)

Depreciation	17,907
Goodwill amortization	2,481
Loss on property (net impairment)	195,835
Other operating activities
Accretion of Senior Discount Notes
and amortization of the discount	16,364
Other	1,719

DTI adjustment to operating activities	234,306

Net cash from operating activities		$(14,131)
Cash Flows from Investing Activities
Purchase of additional ownership in DTI	(39,855)
Purchase of nonutility property	(33,648)
Loans to DTI prior to consolidation	(94,000)
Other investing activities	3,002

DTI effect on cash from investing activities		(164,501)
Cash Flows from Financing Activities
DTI effect on cash from financing activities		(2,223)

Cash flows from DTI investment		$(180,855)

Cash invested in DTI
Loan to DTI Holdings	$(94,000)
Operating loans to Digital Teleport, Inc.	(47,000)
Purchase of additional ownership in DTI	(39,855)

Cash used for DTI investment		$(180,855)

As described in Note 1, KCP&L distributed, as a dividend, its ownership in KLT Inc. and GPP to Great Plains Energy on October 1, 2001. The effect of this transaction on consolidated KCP&L’s cash flows for the year ended December 31, 2001, is summarized in the table that follows.

Effect of dividend to Great Plains Energy:	October 1, 2001

Assets	(thousands)
Cash	$19,115
Equity securities	283
Receivables	101,539
Nonutility property and investment	529,121
Goodwill	75,534
Other assets	8,542

Total assets		$734,134
Liabilities and Accumulated Other Comprehensive Income
Notes payable	$3,077
Accounts payable	67,853
Accrued taxes	(1,050)
Accrued interest	1,878
Deferred income taxes	(23,868)
Deferred telecommunications revenue	45,595
Other liabilities and deferred credits	54,340
Long-term debt	329,788
Accumulated other comprehensive income	(13,455)

Total liabilities and accumulated other
comprehensive income		464,158

Equity dividend of KLT Inc. and GPP to Great Plains Energy		$269,976

During the first quarter of 2001, KLT Telecom increased its equity ownership in DTI to a majority ownership and HSS increased its equity ownership in RSAE to a majority ownership. The effect of these transactions is summarized in the table that follows. The initial consolidation of DTI (February 8, 2001) and RSAE (January 1, 2001) are excluded from both Great Plains Energy’s and consolidated KCP&L’s cash flows for the year December 31, 2001. See Note 9 for information concerning the DTI bankruptcy and Note 8 for information concerning the June 2003 disposition of RSAE.

	DTI	RSAE

	(thousands)
Cash paid to obtain majority ownership	$(39,855)	$(560)
Subsidiary cash	4,557	1,053

Purchase of DTI and RSAE, net of cash received	$(35,298)	$493

Initial consolidation of subsidiaries:
Assets
Cash	$4,557	$1,053
Receivables	1,012	4,078
Other nonutility property and investments	363,825	6,267
Goodwill	62,974	24,496
Other assets	5,143	3,919
Eliminate equity investment	(67,660)	(7,200)

Total assets	$369,851	$32,613

Liabilities
Notes payable	$5,300	$10,057
Accounts payable	31,299	6,219
Accrued taxes	2,414	24
Deferred income taxes	7,437	-
Other liabilities and deferred credits	46,531	13,418
Loan from KLT Telecom (a)	94,000	-
Long-term debt	182,870	2,895

Total liabilities	$369,851	$32,613

(a)	KLT Telecom provided a $94 million loan to DTI for the completion of the tender offer of 50.4 percent of DTI's Senior Discount Notes prior to increasing its DTI investment to a majority ownership.

3. RECEIVABLES

The Company’s receivables are comprised of the following:

	December 31
	2003	2002

	(thousands)
Customer accounts receivable sold to
Receivables Company	$17,902	$19,168
Consolidated KCP&L other receivables	77,733	47,875

Consolidated KCP&L receivables	95,635	67,043
Great Plains Energy other receivables	144,772	130,802

Great Plains Energy receivables	$240,407	$197,845

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $87.9 million and $89.2 million at December 31, 2003 and 2002, respectively. These sales included unbilled receivables of $28.4 million and $27.2 million at December 31, 2003 and 2002, respectively. As a result of the sales to outside investors, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

For the years ended December 31	2003	2002	2001

	(thousands)
Gross proceeds on sale of
accounts receivable	$939,498	$957,222	$949,045
Collections	949,484	974,669	952,122
Loss on sale of accounts receivable	3,714	4,558	8,776
Late fees	2,256	2,572	3,045

Consolidated KCP&L’s other receivables at December 31, 2003 and 2002, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables, insurance recoveries and accounts receivable held by Worry Free. Great Plains Energy’s other receivables at December 31, 2003 and 2002, are primarily the accounts receivable held by Strategic Energy including unbilled receivables held by Strategic Energy of $81.2 million and $57.3 million at December 31, 2003 and 2002, respectively.

4. EQUITY METHOD INVESTMENTS

After the acquisition of majority ownership in RSAE (see Note 2 and Note 8 for additional information) and the equity method investments activity discussed below, the Company has no remaining equity method investments other than affordable housing limited partnerships held by KLT Investments.

Sale of KLT Investments II ‘s Ownership of Downtown Hotel Group
On May 31, 2001, KLT Investments II sold its 25% ownership of Kansas City Downtown Hotel Group, L.L.C. for total proceeds of $3.8 million resulting in a $1.4 million after tax gain.

Sale of KLT Gas Properties
On June 28, 2001, KLT Gas sold its 50% ownership in Patrick KLT Gas, LLC for total proceeds of $42.3 million resulting in a $12.0 million after tax gain.

KLT Telecom Investment in DTI
In 2001, KLT Telecom recorded a gain on early extinguishment of debt resulting from DTI’s completion of a successful tender offer for 50.4 percent of its outstanding Senior Discount Notes prior to KLT Telecom acquiring a majority ownership in DTI. Previously, under SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt—an amendment of APB Opinion No. 30,” all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 eliminates SFAS No. 4 and as a result, the 2001 gain on early extinguishment of debt was restated to reflect the $25.0 million gain on early extinguishment of debt, which is net of the losses previously recorded by DTI, but not reflected by KLT Telecom, as income from equity method investments. KLT Telecom also recorded $9.1 million of income tax related to the gain. See Note 9 for additional information regarding 2001 activity in KLT Telecom’s investment in DTI.

5. REGULATORY MATTERS

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

	Amortization
	ending	December 31	December 31
	period	2003	2002

Regulatory Assets		(millions)
Taxes recoverable through future rates		$89.0	$100.0
Coal contract termination costs	2003	-	1.6
Decommission and decontaminate federal
uranium enrichment facilities	2007	2.6	3.3
Loss on reacquired debt	2023	4.3	4.7
January 2002 incremental ice storm costs	2007	14.1	18.6
Change in depreciable life of Wolf Creek (Kansas)	2045	7.7	-
Cost of removal		14.5	16.3
Asset retirement obligations		12.9	-
Other (a)	2006	0.5	0.7

Total Regulatory Assets		$145.6	$145.2

Regulatory Liabilities
Emission allowances (b)		$(3.8)	$(3.6)

Total Regulatory Liabilities		$(3.8)	$(3.6)

(a)	$0.4 million and $0.5 million at December 31, 2003 and 2002, respectively, earns a return on investment in the rate making process.
(b)	Consistent with the MPSC order establishing regulatory treatment, no amortization is being recorded.

The Company adopted SFAS No. 143 on January 1, 2003, and recorded liabilities for legal obligations to retire assets. In conjunction with the adoption of SFAS No. 143, non-legal costs of removal were reclassified for all periods presented from accumulated depreciation to a regulatory asset. See Note 15 for discussion of asset retirement obligations. The change in the depreciable life of Wolf Creek in 2003 was the result of the KCC stipulation and agreement discussed below. See Note 1 for additional information.

Retail Rate Matters
At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the $16.5 million Kansas jurisdictional portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60-year life instead of a 40-year life. As a result of the stipulation and agreement, KCP&L’s retail revenues decreased approximately $12.5 million and depreciation expense decreased approximately $7.7 million in 2003. The reduction in depreciation expense has been recorded as a regulatory asset, as discussed above. KCP&L also agreed to file a rate case by May 15, 2006.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization, which began in September 2002, is approximately $4.6 million annually for the remainder of the amortization period. In 2003 and 2002, the amortization totaled $4.6 million and $1.5 million, respectively.

6. GOODWILL AND INTANGIBLE PROPERTY

The Company adopted SFAS No. 142 on January 1, 2002. Under the new standard, goodwill is no longer amortized, but rather is tested for impairment upon adoption and at least annually thereafter. The annual test may be performed anytime during the year, but must be performed at the same time each year.

Strategic Energy’s annual impairment tests, conducted September 1, have been completed and there were no impairments of the Strategic Energy goodwill in 2003 or 2002. Goodwill reported on Great Plains Energy’s consolidated balance sheets associated with the Company’s ownership in Strategic Energy was $26.1 million at December 31, 2003 and 2002, respectively.

As a result of the transition impairment test of RSAE goodwill in 2002, the Company recorded a $3.0 million write-down of goodwill as a cumulative effect of a change in accounting principle. Goodwill reported in assets of discontinued operations on Great Plains Energy’s and consolidated KCP&L’s balance sheets associated with HSS’ ownership interest in RSAE was $20.0 million at December 31, 2002. See Note 8 for additional information concerning the June 2003 disposition of RSAE.

The following table adjusts the reported 2001 Great Plains Energy’s and consolidated KCP&L’s income statement information to add back goodwill amortization as if the non-amortization provisions of SFAS No. 142 had been applied during all periods presented.

	Great Plains	Consolidated
2001	Energy	KCP&L

	(thousands, except per share amounts)
Income (loss) from continuing operations, as reported	$(16,966)	$126,896
Add back: Goodwill amortization	3,104	2,270

Income (loss) from continuing operations, as adjusted	(13,862)	129,166

Loss from discontinued operations, net of income taxes, as reported	(7,205)	(7,205)
Add back: Goodwill amortization	609	609

Loss from discontinued operations, net of income taxes, as adjusted	(6,596)	(6,596)

Net income (loss), as adjusted	(20,458)	122,570
Preferred stock dividend requirements	1,647	1,098

Earnings (loss) available for common stock, as adjusted	$(22,105)	$121,472

Basic and diluted loss per common share
Continuing operations, as reported	$(0.30)
Add back: Goodwill amortization	0.05

Continuing operations, as adjusted	(0.25)

Discontinued operations, as reported	(0.12)
Add back: Goodwill amortization	0.01

Discontinued operations, as adjusted	(0.11)

Basic and diluted loss per common share, as adjusted	$(0.36)

Other Intangible Assets
KCP&L’s electric utility plant on the consolidated balance sheets included intangible computer software of $33.6 million, net of accumulated amortization of $52.5 million, in 2003 and $41.6 million, net of accumulated amortization of $42.4 million, in 2002.

Other intangible assets on the consolidated KCP&L’s balance sheets include intangible computer software and the Worry Free service mark, which were fully amortized by the end of 2003 and totaled $0.5 million, net of accumulated amortization of $0.3 million, in 2002. Assets of discontinued operations include an RSAE trademark, logo and non-compete agreement totaling $4.2 million in 2002, net of $0.1 million of accumulated amortization.

KLT Gas’ gas property and investments on the consolidated balance sheets included gross intangible drilling costs, before impairments, of $32.0 million in 2003 and $20.8 million in 2002. The KLT Gas assets, including intangible drilling costs, were significantly written down at the end of 2003 in aggregate at the property level. See Note 7 for additional information.

Other intangible assets on Great Plains Energy’s consolidated balance sheets include other intangible computer software of $2.7 million, net of accumulated amortization of $1.8 million, in 2003 and $1.8 million, net of accumulated amortization of $0.6 million, in 2002.

7. KLT GAS PROPERTY IMPAIRMENTS

Unproven gas properties are reviewed for impairment under SFAS No. 144 whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. During 2003, impairments totaling $54.5 million, as described below, were recorded. These impairments were reported as losses in (Gain) Loss on property in Great Plains Energy’s consolidated statement of income. Net of the related tax effects totaling $21.0 million, these impairments reduced earnings by $33.5 million.

During 2003, KLT Gas management determined that two gas properties were impaired as development activities indicated a decline in the estimates of future gas production. As a result of the lower estimated production, the carrying amount of each property exceeded its estimated fair value based upon discounted estimated future cash flows, which resulted in impairments on the two properties. The impairments totaled $15.2 million, which net of the related tax effects totaling $5.9 million, reduced earnings by $9.3 million.

Additionally, in the second half of 2003, Great Plains Energy management performed a strategic review of the KLT Gas natural gas properties (KLT Gas portfolio) and operations. At the direction of the Board of Directors, management engaged a third party specialist to help evaluate the KLT Gas business and provide recommendations regarding business strategy, management, staffing and optimization of the KLT Gas portfolio. The objective of the strategic review was to develop a course of action regarding KLT Gas operations for the Board of Directors’ consideration at its February 2004 meeting. After completion of the KLT Gas strategic review, management determined it would recommend a sale of the KLT Gas portfolio and a plan to exit the gas business at the February 2004 Board of Directors’ meeting.

As a result of its decision to recommend a sale of the KLT Gas portfolio and exit the gas business, Great Plains Energy management engaged a second third party specialist to complete a market reference valuation analyses of the KLT Gas portfolio. As a result of the KLT Gas strategic review and market reference valuation analysis having been conducted, an impairment test of the entire KLT Gas portfolio was performed at December 31, 2003, in accordance with SFAS No. 144, using a probability weighting of the likelihood of potential outcomes at the February 2004 meeting. The impairment test considered 1) the scenario of sale of the entire KLT Gas portfolio with fair value determined by a third party valuation specialist based on estimated market prices and 2) the scenario of hold and use with fair value determined by risk adjusted discounted cash flows. The impairment test indicated that the carrying amount of the KLT Gas portfolio exceeded the probability-weighted fair value, which resulted in an impairment of $39.3 million. Net of the related tax effect of $15.1 million, the impairment reduced earnings by $24.2 million.

At its February 2004 meeting, the Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. Consequently, in the first quarter of 2004, the KLT Gas portfolio will be reported as assets held for sale and KLT Gas’ historical activities will be reported as discontinued operations, in accordance with SFAS No. 144. In the first quarter of 2004, Great Plains Energy also will write down the KLT Gas portfolio to its estimated realizable value. Management expects this write down to total approximately $3 million, which net of the related tax effect of approximately $1 million, will reduce earnings by approximately $2 million. The impact on earnings will be recorded as a loss from discontinued operations in Great Plains Energy’s first quarter 2004 consolidated statement of income. To the extent the actual proceeds from the sale of the KLT Gas portfolio differ from the estimated realizable value used to determine the write down, any difference will be reflected by Great Plains Energy on its consolidated statement of income at the conclusion of the sale process.

8. DISPOSITION OF OWNERSHIP INTEREST IN R.S. ANDREWS ENTERPRISES, INC.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. Under terms of the agreement, HSS repaid $22 million of RSAE’s outstanding debt under its bank line of credit and forgave $4 million of inter-company debt. The financial statements reflect RSAE as discontinued operations for all periods presented as prescribed under SFAS No. 144. The following table summarizes the discontinued operations.

	2003	2002	2001

	(millions)
Revenues	$31.8	$58.5	$62.8

Loss from operations before income taxes	(1.6)	(4.0)	(7.2)
Loss on disposal before income taxes	(18.9)	-	-

Total loss on discontinued operations before income taxes	(20.5)	(4.0)	(7.2)
Income tax benefit (a)	11.8	-	-

Loss on discontinued operations, net of income taxes	$(8.7)	$(4.0)	$(7.2)

(a)	Since RSAE was not included in Great Plains Energy's consolidated income tax returns, an income tax benefit was not recognized on RSAE's 2002 and 2001 losses. RSAE had continual losses and therefore did not recognize tax benefits. The 2003 tax benefit reflects the tax effect of
Great Plains Energy's disposition of its interest in RSAE. See Note 11 on income taxes.

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

9. DTI BANKRUPTCY

On December 31, 2001, a subsidiary of KLT Telecom, Holdings and its subsidiaries, Digital Teleport and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. Holdings and its two subsidiaries are collectively called DTI.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC (CenturyTel), a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court in 2003 and closed in 2003.

KLT Telecom received $19.2 million in 2003 related to the confirmation of the DTI bankruptcy. Pending final resolution of the MODOR Claim and the put option of a minority shareholder (which are described below), the effect of the DTI bankruptcy on the Company has been resolved. During 2003, the Company recorded a $22.1 million gain on property and a $6.0 million tax benefit resulting in a net gain of $28.1 million or $0.41 per share in 2003. The impact on net income was primarily due to the net effect of the confirmation of the DTI bankruptcy and the resulting distribution, the reversal of a $15.8 million tax valuation allowance and the reversal of a $5 million debtor in possession financing commitment previously reserved.

In early 2004, KLT Telecom paid $2.5 million to certain executives of Digital Teleport for entering into employment agreements required as a condition precedent to the Asset Sale. The amount was recorded as a liability in 2003.

The Bankruptcy Court conducted an evidentiary hearing regarding three priority proofs of claim by the MODOR in the aggregate amount of $2.8 million (collectively, the MODOR Claim), and ruled substantially in favor of Digital Teleport. MODOR appealed this ruling. KLT Telecom may receive an additional distribution from the bankruptcy estate; however, the amount and timing of any additional distribution is dependent upon the outcome of the MODOR appeal.

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

The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during the fourth quarter of 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings has been cancelled and extinguished. Weinstein has sued KLT Telecom for allegedly breaching the put option.

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
charge of $195.8 million ($342.5 million impairment of DTI's assets plus the $60.8 million write-off of goodwill less the
$207.5 million adjustment of KLT Telecom's investment) and a remaining negative investment of $20.6 million. This remaining negative investment represented the possible commitments and guarantees relating to DTI and included the $5 million for DIP financing and the $15 million aggregate floor of the Weinstein put option. The $20.6 million was included in Deferred
Credits and Other Liabilities - Other on Great Plains Energy's consolidated balance sheet at both December 31, 2001 and 2002.

The net of the above items resulted in Great Plains Energy recording in 2001 a $195.8 million loss on property and $55.8 million of related income tax benefits. The $55.8 million income tax benefits applicable to this net write-off is net of a $15.8 million tax valuation allowance due to the uncertainty of recognizing future tax deductions while in the bankruptcy process. The $55.8 million income tax benefit reflects the impact of DTI’s 2001 abandonment of $104 million of its long-haul assets in addition to other expected tax deductions. DTI’s tax losses have continued to be included in Great Plains Energy’s consolidated tax return. In accordance with the tax allocation agreement with DTI, cash tax savings were shared with DTI only to the extent DTI generated taxable income to utilize such losses.

The following are condensed DTI consolidated financial statements for the year ended December 31, 2001:

DTI Consolidated Statement of Income for the Year Ended December 31, 2001

(millions)
Telecommunications service revenues	$17.4
Operating expenses
Provision for impairment of long-lived assets (a)	(342.5)
Gain on early extinguishment of debt	57.2
Other	(44.2)
Interest expense net of interest income	(31.9)

Loss before income tax benefit	(344.0)
Income tax benefit	37.9

Net loss	$(306.1)

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
analysis was derived primarily from the discounted cash flows from continued future operations.

DTI Consolidated Statement of Cash Flows for the Year Ended December 31, 2001

(millions)
Net cash used in operating activities	$(10.8)
Net cash used in investing activities	(41.2)
Cash provided by financing activities	42.9

Net decrease in cash and cash equivalents	$(9.1)

Reconciliation of DTI consolidated financial statements to DTI financial results included in Great Plains Energy consolidated financial statements

(millions)
Loss before income tax benefit	$(344.0)

Income before consolidation on February 8, 2001	(50.1)
Goodwill write-off	(60.8)
Reduction to KLT Telecom's negative investment in DTI	207.5

Total	$(247.4)

Net DTI write-off	$(195.8)
DTI operational loss, excluding net write-off	(51.6)

Total equal to the above	(247.4)
Income from equity method investment - gain on
early extinguishment of debt	25.0
Other	(1.0)

Total included in loss before income taxes	(223.4)
Income tax benefits recorded by KLT Telecom	65.5

DTI loss included in Great Plains Energy consolidated net loss	$(157.9)

10. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees of KCP&L, Great Plains Energy Services and Wolf Creek Nuclear Operating Corporation (WCNOC), including officers. Benefits under these plans reflect the employees’ compensation, years of service and age at retirement. The funding policy for the pension plans is to contribute amounts sufficient to meet the minimum funding requirements under ERISA plus additional amounts as considered appropriate.

For defined benefit pension plans sponsored by Great Plains Energy, pension costs and contributions to KCP&L, GPES and Worry Free are allocated based on labor costs of plan participants. Any additional minimum pension liability is allocated based on each plan’s funded status.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees. The cost of postretirement health care and life insurance benefits are accrued during an employee’s years of service and recovered through rates. The Company funds the portion of net periodic postretirement benefit costs that are tax deductible. For post retirement health care plans sponsored by Great Plains Energy, contributions and expense are allocated to KCP&L, GPES and Worry Free based on the number of plan participants.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act, among other things, provides a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans. At this time, detailed regulations necessary to implement the Medicare Act and specific accounting guidance from the FASB have not been issued. Therefore, in accordance with FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company elected to defer accounting for the effects of the Medicare Act until authoritative guidance on accounting is available. Such guidance could require revision of prior financial statements to include the effects of the Medicare Act. Until detailed regulations necessary to implement the Medicare Act and specific accounting guidance are issued, the Company cannot determine the benefit, if any, associated with the new law. The Company will continue to monitor the new regulations and may amend the plan in order to benefit from the new legislation.

The pension benefits tables below provide information relating to the funded status of all defined benefit pension plans on an aggregate basis. The plan measurement date for the majority of plans is September 30. In 2003, contributions were made after the measurement date to the pension and postretirement benefit plans of $32.0 million and $4.8 million, respectively. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Change in projected benefit obligation	(thousands)
PBO at beginning of year	$450,800	$421,126	$48,936	$41,224
Service cost	14,969	13,360	851	757
Interest cost	29,892	30,272	3,210	2,951
Contribution by participants	-	-	858	785
Amendments	34	-	230	247
Actuarial loss	42,496	29,174	2,176	7,181
Benefits paid	(36,122)	(42,482)	(3,655)	(3,715)
Benefits paid by KCP&L	(572)	(934)	(487)	(494)
Settlements	-	284	-	-

PBO at end of plan year	$501,497	$450,800	$52,119	$48,936

Change in plan assets
Fair value of plan assets at beginning of year	$324,169	$395,015	$11,054	$9,459
Actual return on plan assets	43,663	(29,983)	122	321
Contributions by employer and participants	9,276	1,619	970	5,032
Benefits paid	(36,122)	(42,482)	(3,793)	(3,758)

Fair value of plan assets at end of plan year	$340,986	$324,169	$8,353	$11,054

Prepaid (accrued) benefit cost
Funded status	$(160,511)	$(126,631)	$(43,766)	$(37,882)
Unrecognized actuarial loss	182,555	157,438	13,984	11,947
Unrecognized prior service cost	40,556	44,769	1,282	1,344
Unrecognized transition obligation	455	512	10,570	11,744

Net prepaid (accrued) benefit cost	$63,055	$76,088	$(17,930)	$(12,847)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$80,881	$85,945	$-	$-
Accrued benefit cost	(17,826)	(9,857)	(17,930)	(12,847)
Minimum pension liability adjustment	(78,435)	(63,142)	-	-
Intangible asset	17,426	19,233	-	-
Accumulated other comprehensive income	61,009	43,909	-	-

Net amount recognized in balance sheets	$63,055	$76,088	$(17,930)	$(12,847)
Contributions and changes after
measurement date	34,139	-	4,790	-

Net amount recognized at December 31	$97,194	$76,088	$(13,140)	$(12,847)

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001

Components of net periodic benefit cost	(thousands)
Service cost	$14,969	$13,360	$11,152	$851	$757	$729
Interest cost	29,892	30,272	31,905	3,210	2,951	2,918
Expected return on plan assets	(27,702)	(34,144)	(48,967)	(572)	(503)	(403)
Amortization of prior service cost	4,286	4,313	3,884	216	194	78
Recognized net actuarial loss (gain)	1,377	(7,237)	(11,333)	574	100	32
Transition obligation	57	(742)	(2,023)	1,175	1,174	1,174
Amendment	-	-	-	110	-	-
Net settlements	-	284	(1,738)	-	-	-

Net periodic benefit cost	$22,879	$6,106	$(17,120)	$5,564	$4,673	$4,528

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $429.9 million and $375.8 million at plan year-end for 2003 and 2002, respectively. The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets are aggregated in the table below.

	December 31
	2003	2002

Pension plans with the ABO in excess of plan assets	(thousands)
Projected benefit obligation	$297,392	$219,111
Accumulated benefit obligation	252,209	185,775
Fair value of plan assets at plan year-end	156,389	121,758

Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$204,105	$231,689
Accumulated benefit obligation	177,725	190,059
Fair value of plan assets at plan year-end	184,597	202,411

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. Investments are diversified across classes and within each class to minimize risks. The fair value of plan assets at plan year-end 2003 was $341.0 million, not including a $32.0 million contribution made in 2003 after the plan year-end, and $324.2 million at plan year-end 2002. The asset allocation for the Company’s pension plans at the end of 2003 and 2002, and the target allocation for 2004 are reported below. The portfolio is rebalanced when the targets are exceeded.

		Plan Assets at
	Target	December 31
Asset Category	Allocation	2003	2002

Equity securities	61%	62%	59%
Debt securities	30%	34%	41%
Real estate	6%	4%	0%
Other	3%	0%	0%

Total	100%	100%	100%

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2003	2002	2003	2002

Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	3.30%	4.10%	3.25%	4.00%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2003	2002	2003	2002

Discount rate	6.75%	7.25%	6.75%	7.25%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	4.10%	4.10%	4.00%	4.00%

Primarily as a result of lower discount rates and the prior years’ losses in the market value of plan assets; at December 31, 2003, the Company had a minimum pension liability adjustment of $78.4 million offset by an intangible asset of $17.4 million and OCI of $61.0 million ($37.2 million net of tax). At December 31, 2002, the Company’s minimum pension liability adjustment was $63.1 million offset by an intangible asset of $19.2 million and OCI of $43.9 million ($26.8 million net of tax). Because these adjustments were non-cash, their effect has been excluded from the Consolidated Statements of Cash Flows.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care plan requires retirees to share in the cost when premiums exceed specified amounts. The following table provides information on the assumed health care rate trends.

Assumed Health Care Cost Trends at December 31	2003	2002

Health care cost trend rate assumed for next year	9%	9.5%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2008	2007

A one-percentage point change in the medical cost trend rates, holding all other assumptions constant, would have the following effects as of December 31, 2003:

	Increase	Decrease

	(thousands)
Effect on total service and interest component	$324	$(227)
Effect on postretirement benefit obligation	$3,367	$(2,485)

Employee Savings Plans
Great Plains Energy has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was $4.1 million in 2003 and 2002 and $2.9 million in 2001.

Strategic Energy Phantom Stock Plan
Strategic Energy has a phantom stock plan that provides incentive in the form of deferred compensation based upon the award of performance units, the value of which is related to the increase in profitability of Strategic Energy. Strategic Energy’s annual cost for the plan was $4.6 million in 2003, $5.9 million in 2002 and $3.4 million in 2001.

Stock Options
The Company has one equity compensation plan, which has been approved by its shareholders. The equity compensation plan is a long-term incentive plan that permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that may be issued under the plan is 3.0 million with 2.2 million shares remaining available for future issuance.

Stock Options Granted 1992 – 1996
The exercise price of stock options granted equaled the market price of the Company’s common stock on the grant date. One-half of all options granted vested one year after the grant date, the other half vested two years after the grant date. An amount equal to the quarterly dividends paid on Great Plains Energy common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At December 31, 2003, the market price of Great Plains Energy common stock was $31.82, which exceeded the grant price for all such options still outstanding. Unexercised options expire ten years after the grant date.

Prior to the adoption of SFAS No. 123 on January 1, 2003, Great Plains Energy followed Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for these options. Great Plains Energy recognized annual compensation expense equal to accumulated and reinvested dividends plus the impact of the change in stock price since the grant date. Great Plains Energy recognized compensation expense of $0.1 million in 2002 and $(0.3) million in 2001. These options were fully vested prior to the adoption of SFAS No.123; therefore, no compensation expense was recognized in 2003.

For options outstanding at December 31, 2003, grant prices range from $20.6250 to $23.0625 and the weighted-average remaining contractual life is 0.8 years.

Stock Options Granted 2001 – 2003
Stock options were granted under the plan at the fair market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. Exercise prices range from $24.90 to $27.73 and the weighted-average remaining contractual life is 7.9 years.

In accordance with the provisions of SFAS No. 123, the Company recognized an immaterial amount of compensation expense in 2003. Under the provisions of APB Opinion 25, no compensation expense was recognized in 2002 and 2001 because the option exercise price was equal to the market price of the underlying stock on the date of grant.

The fair value for the stock options granted in 2001 – 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used are in the following table:

	2003	2002	2001

Risk-free interest rate	4.77%	4.57%	5.53%
Dividend yield	6.88%	7.68%	6.37%
Stock volatility	22.650%	27.503%	25.879%
Expected option life (in years)	10	10	10

The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate.

All stock option activity for the last three years is summarized below:

	2003		2002		2001
	Shares	Price*	Shares	Price*	Shares	Price*

Outstanding at January 1	397,000	$25.21	250,375	$25.14	88,500	$23.57
Granted	27,898	27.73	181,000	24.90	193,000	25.56
Exercised	(16,000)	26.19	(34,375)	23.00	(31,125)	23.27
Forfeited	(167,000)	25.26	-	-	-	-

Outstanding at December 31	241,898	$25.41	397,000	$25.21	250,375	$25.14

Exercisable as of December 31	7,000	$21.67	23,000	$24.81	57,375	$23.73

* weighted-average price

Performance Shares
Performance shares granted in 2003 totaled 20,744. The issuance of performance shares is contingent upon achievement, over a three-year period, of company performance goals as compared to a peer group of utilities. Performance shares have a value equal to the fair market value of the shares on the grant date with accruing dividends. In accordance with the provisions of SFAS No. 123, compensation expense is recognized over the vesting period. The Company recognized compensation expense of $0.4 million in 2003.

During 2003, all 144,500 performance shares granted in 2001 were canceled. No compensation expense had been recorded related to these performance shares.

Restricted Stock
Restricted shares have a value equal to the fair market value of the shares on the grant date. Restricted stock shares granted in 2003 totaled 120,196. There is a restriction as to transfer until December 31, 2004, on 54,436 of the restricted shares. In accordance with the provisions of SFAS No. 123, restricted stock shares totaling 57,315 are considered 100% vested. Restricted stock shares totaling 62,881 vest on a graded schedule over a three-year period with accruing reinvested dividends. The Company recognized compensation expense of $1.8 million in 2003.

11. INCOME TAXES

Components of income tax expense (benefit) were as follows:

Great Plains Energy	2003	2002	2001

Current income taxes:	(thousands)
Federal	$12,024	$27,505	$(32,628)
State	8,896	9,369	1,304

Total	20,920	36,874	(31,324)

Deferred income taxes:
Federal	23,299	13,915	9,785
State	3,497	1,679	(943)

Total	26,796	15,594	8,842

Investment tax credit amortization	(3,994)	(4,183)	(4,289)

Total income tax expense	43,722	48,285	(26,771)
Less taxes on loss from discontinued
operations (Note 8):
Current tax (benefit) expense	(21,530)	10	42
Deferred tax expense	9,738	-	-

Income taxes on continuing operations	$55,514	$48,275	$(26,813)

Consolidated KCP&L	2003	2002	2001

Current income taxes:	(thousands)
Federal	$26,063	$47,027	$17,601
State	5,688	8,668	4,109

Total	31,751	55,695	21,710

Deferred income taxes:
Federal	37,140	9,391	18,968
State	6,883	1,964	3,042

Total	44,023	11,355	22,010

Investment tax credit amortization	(3,994)	(4,183)	(4,289)

Total income tax expense	71,780	62,867	39,431
Less taxes on loss from discontinued
operations (Note 8):
Current tax (benefit) expense	(21,530)	10	42
Deferred tax expense	9,738	-	-

Income taxes on continuing operations	$83,572	$62,857	$39,389

The effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates were as follows:

Great Plains Energy	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	(35.0	) %
Differences between book and tax
depreciation not normalized	2.1	1.9	1.4
Amortization of investment tax credits	(2.1)	(2.4)	(8.4)
Federal income tax credits	(7.7)	(11.3)	(41.6)
State income taxes	4.8	4.1	0.5
Valuation allowance	(8.4)	-	31.0
RSAE (b)	(1.9)	1.4	(4.0)
Other	1.5	(1.0)	3.5

Effective income tax rate	23.3%	27.7%	(52.6	) %

Consolidated KCP&L	2003	2002	2001

Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.1	2.1	0.5
Amortization of investment tax credits	(2.1)	(2.6)	(2.7)
Federal income tax credits (a)	-	-	(10.6)
State income taxes	4.3	4.4	2.9
RSAE (b)	(1.9)	1.5	1.1
Other	0.6	(0.8)	(1.4)

Effective income tax rate	38.0%	39.6%	24.8%

(a)	KLT Investments and KLT Gas generated the federal income tax credits in 2001.
(b)	Amounts reflect the tax effect of operations in 2002 and 2001 and the effect of the disposition in 2003.

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are as follows:

	Great Plains Energy		Consolidated KCP&L
December 31	2003	2002	2003	2002

	(thousands)
Plant related	$543,840	$517,180	$543,840	$517,180
Future income taxes	89,000	100,000	89,000	100,000
Pension and postretirement benefits	6,838	6,194	7,768	6,194
Tax credit carryforwards	(22,393)	(21,150)	-	-
Gas properties related	(6,640)	6,230	-	-
Nuclear fuel outage	(686)	(3,233)	(686)	(3,233)
AMT credit	(4,093)	(4,093)	-	-
Other	(7,252)	(26,971)	1,065	(7,407)

Net deferred tax liability before
valuation allowance	598,614	574,157	640,987	612,734
Valuation allowance (Note 9)	-	15,779	-	-
Less: Deferred tax asset in discontinued
operations (Note 8)	-	9,738	-	9,738

Net deferred tax liability	$598,614	$599,674	$640,987	$622,472

The net deferred income tax liability consisted of the following:

	Great Plains Energy		Consolidated KCP&L
December 31	2003	2002	2003	2002

	(thousands)
Gross deferred income tax assets	$(142,001)	$(139,059)	$(99,936)	$(100,318)
Gross deferred income tax liabilities	740,615	738,733	740,923	722,790

Net deferred income tax liability	$598,614	$599,674	$640,987	$622,472

12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Custom Energy Holdings, L.L.C. (Custom Energy Holdings) holds 100% of the direct ownership interests in Strategic Energy. Great Plains Energy holds an 89% indirect ownership position in Strategic Energy. SE Holdings, L.L.C. (SE Holdings) owns the remaining 11% indirect ownership position in Strategic Energy. Richard Zomnir, President and Chief Executive Officer of Strategic Energy, and certain other employees of Strategic Energy hold direct or indirect interests in SE Holdings. SE Holdings has a put option to sell all or part of its 11% interest in Strategic Energy (Put Interest) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, at fair market value. On February 9, 2004, a letter agreement was entered into between SE Holdings and IEC on behalf of certain of its affiliates, including Great Plains Energy, agreeing to a procedure for determining the fair market value of the Put Interest (Letter Agreement). The Letter Agreement provides for SE Holdings to exercise its put option with respect to all but one unit (0.00001% of issued and outstanding units) of each of its respective series of ownership interest in Custom Energy Holdings. Upon closing of such a transaction, which is anticipated for mid-April 2004, subject to obtaining all necessary regulatory approval, SE Holdings would continue to be a member of Custom Energy Holdings and be represented on the Management Committee of Custom Energy Holdings and Strategic Energy.

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

Strategic Energy’s business and affairs are controlled and managed by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy’s operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee members.

In November 2002, the Board of Directors of the Company approved a merger of Environmental Lighting Concepts, Inc. (ELC) into IEC to acquire ELC’s 6% indirect interest in Strategic Energy. The merger resulted in Great Plains Energy holding an 89% indirect interest in Strategic Energy. Gregory J. Orman, the former Executive Vice President – Corporate Development and Strategic Planning of the Company, was the majority shareholder of ELC and received $10.1 million in Company common stock and a note, which was paid in January 2003.

13. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $10.9 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (Owners) carry the maximum available commercial insurance of $0.3 billion. Secondary Financial Protection, an assessment plan mandated by the NRC, provides insurance for the $10.6 billion balance.

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. Wolf Creek Nuclear Operating Corporation (WCNOC) and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at December 31, 2003 and 2002.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Compact in the amount of $151.4 million against the state. The state appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. On February 18, 2004, a three-judge panel of the appellate court unanimously affirmed the trial court’s decision in its entirety. On March 2, 2004, Nebraska filed a Petition for Rehearing En Banc with the U.S. Court of Appeals for the Eighth Circuit. Based on the favorable outcome of the trial and appeal, in KCP&L’s opinion, there is a greater possibility of reversing the state’s license denial once the decision in this case is final.

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

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation and transmission of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on consolidated KCP&L and Great Plains Energy.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At December 31, 2003 and 2002, KCP&L had $1.8 million and $1.9 million, respectively, accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out. Expenditures to comply with environmental laws and regulations have not been material in amount during the periods presented and are not expected to be material in the upcoming years with the exception of the issues discussed below.

Certain Air Toxic Substances
In July 2000, the National Research Council published its findings of a study under the Clean Air Act Amendments of 1990 (Clean Air Act), which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in December 2000, the Environmental Protection Agency (EPA) announced it would propose Maximum Achievable Control Technology (MACT) requirements by December 2003 to reduce mercury emissions and issue final rules by December 2004. In December 2003, the EPA issued proposed regulations that contained two options. Based upon preliminary testing, it does not appear that KCP&L would incur additional expense under the MACT option. Under the “cap and trade” option, KCP&L would incur additional expenses in the 2015-2016 timeframe. However, until the EPA decides which option it will pursue and the proposed rules are finalized, KCP&L cannot predict the likelihood or compliance costs of such regulations. Comments on the proposed regulations are due by March 30, 2004. KCP&L plans to submit comments supporting the MACT option.

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

Nitrogen Oxide and Sulfur Dioxide
The EPA announced in 1998 regulations implementing reductions in Nitrogen Oxide (NOx) emissions. These regulations initially called for 22 states, including Missouri, to submit plans for controlling NOx emissions. The regulations would have required a significant reduction in NOx emissions from 1990 levels at KCP&L’s Missouri coal-fired plants by the year 2003.

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

In addition to the pending Phase II NOx SIP Call regulation, in December 2003, the EPA issued proposed regulations titled ‘Interstate Air Quality Regulations’ that also would control NOx emissions as well as sulfur dioxide emissions from coal fired power plants and would apply to fossil plants in western Missouri. This proposed regulation will be supplemented with another proposed regulation, which is scheduled for release in May 2004. Compliance costs associated with these regulations, as currently proposed, would be material, however, KCP&L cannot predict the likelihood of such regulations being adopted.

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

EPA New Source Review
The EPA is conducting an enforcement initiative to determine whether modifications at coal-fired plants across the United States are subject to New Source Performance Standards (NSPS) or New Source Review (NSR) requirements under Section 114(a) of the Clean Air Act. This initiative reviews all expenditures at the plants to determine if they were for routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. If a plant, subject to a Section 114 letter, is determined to be subject to NSPS or NSR the plant could be required to install best available control technology (BACT) or lowest achievable emission rate (LAER) technology. KCP&L has not received a Section 114 letter to date.

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

Proposed Water Use Regulations
In February 2002, the EPA issued proposed rules related to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. The proposed rules establish national minimum performance requirements designed to minimize adverse environmental impact. The EPA approved the proposed rules on February 16, 2004. Pursuant to the EPA’s action, KCP&L has three and one-half years to conduct demonstration studies on each of its coal plants. The cost of each of these studies is estimated at $0.3 million to $0.5 million. The outcome of those studies will determine whether the plants are in compliance with the new rules.

Nuclear Fuel Commitments
As of December 31, 2003, KCP&L’s 47% share of Wolf Creek nuclear fuel commitments included $15.3 million for enrichment through 2006, $55.9 million for fabrication through 2025 and $20.4 million for uranium and conversion through 2007.

Coal Contracts
KCP&L’s share of coal purchased under existing contracts was $53.6 million in 2003, $49.5 million in 2002 and $44.6 million in 2001. Under these coal contracts, KCP&L’s remaining share of purchase commitments totals $131.5 million. Obligations for the years 2004 through 2006 total approximately $55.7 million, $57.0 million, and $18.8 million, respectively. The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases.

Purchased Capacity Commitments
KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective alternative to new construction. KCP&L’s capacity purchases totaled $18.9 million, $18.5 million and $17.7 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, contracts to purchase capacity totaled $71.7 million through 2016. These commitments are approximately $19 million in 2004, $10 million in 2005 and $4 million in each of 2006, 2007 and 2008. Capacity sales contracts to supply other utilities and municipalities in the years 2004 through 2008 average $12 million per year. For the next five years, net capacity contracts average less than 1% of KCP&L’s estimated 2004 total available generating capacity.

Strategic Energy Purchased Power Energy Commitments
Strategic Energy has entered into agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Commitments at December 31, 2003, under these agreements total $1,403.7 million through 2010. Commitments for the years 2004 through 2008 total $757.4 million, $457.9 million, $132.0 million, $44.9 million, and $4.1 million, respectively. Energy sales contracts for 2004 and 2005 total $111.9 million and $37.8 million, respectively. See Note 17 for further discussion.

Great Plains Energy Leases
Great Plains Energy’s lease expense was $24.1 million during 2003 and $27.4 million during 2002. Great Plains Energy’s lease expense, excluding DTI, was $30.6 million during 2001. The remaining rental commitments under leases total $189.4 million ending in 2028. Obligations for the years 2004 through 2008 are $44.8 million, $14.0 million, $13.4 million, $11.4 million and $9.3 million, respectively.

Consolidated KCP&L Leases
Consolidated KCP&L’s lease expense was $23.1 million during 2003 and $25.7 million during 2002. Consolidated KCP&L’s lease expense, excluding DTI, was $29.6 million during 2001. The remaining rental commitments under leases total $186.5 million ending in 2028. Obligations for the years 2004 through 2008 are $43.9 million, $13.4 million, $12.9 million, $10.9 million and $8.9 million, respectively.

KCP&L has a transmission line lease with another utility through September 2025 whereby, with the FERC’s approval, the rental payments can be increased by the lessor. If this occurs and KCP&L is able to secure an alternative transmission path, KCP&L can cancel the lease. Commitments under this lease total $1.9 million per year and $41.1 million over the remaining life of the lease, assuming it is not canceled.

KCP&L’s expense for other leases, including railcars, computer equipment, buildings, transmission line and other items, approximated $23.6 million annually for the last three years. The remaining rental commitments under these leases total $145.4 million through 2028. In early 2004, the operating lease for vehicles and heavy equipment was terminated and the vehicles and equipment purchased for $29.0 million, which is included in the 2004 obligation. These amounts exclude possible termination payments under the synthetic lease arrangement discussed below. Capital leases are not material and are included in these amounts.

As the managing partner of three jointly owned generating units, KCP&L has entered into leases for railcars to serve those units. Consolidated KCP&L has reflected the entire lease commitment in the above amounts, although about $2.0 million per year ($24.0 million total) will be reimbursed by the other owners.

In 2001, KCP&L entered into a synthetic lease arrangement with a Lease Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that added 385 MWs of peaking capacity (Project). The Lease Trust is a special-purpose entity and has an aggregate financing commitment from third-party equity and debt participants of $176 million. In the second quarter of 2003, construction and installation of KCP&L’s five combustion turbines was completed and the units were placed in service. At December 31, 2003, cumulative project costs were approximately $152.0 million. Rental payments under the lease will begin in 2004. Upon a default during the lease period, KCP&L’s maximum obligation to the Lessor equals 100% of project costs. KCP&L’s rental obligation, which reflects interest payments only, is expected to be approximately $15.5 million ending in October 2006. KCP&L’s rental obligation for the years 2004 through 2006 are approximately $3.1 million, $6.2 million and $6.2 million, respectively. At the end of the lease term (October 2006), KCP&L may choose to sell the project for the Lessor, guaranteeing that the Lessor receives a residual value for the Project in an amount, which may be up to 83.21% of the project cost. Alternatively, KCP&L may purchase the facility at an amount equal to the project cost.

The Lease Trust, a special purpose entity, acting as Lessor in the synthetic lease arrangement discussed above, is considered a Variable Interest Entity under FIN No. 46. Because KCP&L has variable interests in the Lease Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Lease Trust. The Lease Trust was consolidated in the fourth quarter of 2003, as required by FIN No. 46. Great Plains Energy’s and consolidated KCP&L’s utility plant increased $149.3 million, long-term debt increased $143.8 million and minority interest included in other deferred credits and other liabilities increased $5.5 million. Additionally, in Great Plains Energy’s and consolidated KCP&L’s statements of income, depreciation expense increased and minority interest decreased $1.3 million in 2003 as a result of the consolidation of the Lease Trust.

Other Great Plains Energy Leases
Great Plains Energy’s other subsidiaries have entered operating leases for buildings, compressors, communications equipment and other items. Lease expense was $1.0 million in 2003, $1.7 million in 2002 and about $1 million in 2001. Obligations average about $0.6 million per year for the years 2004 through 2008.

Internal Revenue Service Settlement – Corporate-Owned Life Insurance
In November 2002, KCP&L accepted a settlement offer related to the proposed disallowance of interest deductions on corporate-owned life insurance (COLI) loans. The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. KCP&L made cash payments of $1.3 million to the Internal Revenue Service (IRS) in 2003 to satisfy the liability associated with the surrender. The remaining $9.9 million related to the disallowed interest will be paid upon completion of the 1995 – 1999 IRS audit.

KCP&L paid $1.5 million to the IRS in 2001 related to the disallowance of the 1994 COLI deduction and related interest. KCP&L accrued for these disallowances and payments in 2000.

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

As prescribed in FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others”, the Company began recording a liability for the fair value of the obligation it has undertaken for guarantees issued after December 31, 2002. The liability recognition requirements of FIN No. 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applied to all guarantees. The interpretation does not encompass guarantees of the Company’s own future performance, such as credit support provided to its subsidiaries. As of December 31, 2003, KCP&L had an immaterial amount recorded for the fair value of guarantees issued for the residual value of vehicles and heavy equipment under an operating lease, which will be reversed in 2004 following the buyout of the lease.

The following table reflects Great Plains Energy’s and consolidated KCP&L’s maximum potential amount of future payments that could be required under guarantees and describes those guarantees:

	Maximum
Guarantor	potential	Nature of Guarantee

	(millions)
KCP&L	$7.8	Guaranteed energy savings under agreements with several
		customers that expire over the next six years. In most cases,
		a subcontractor would indemnify KCP&L for any payments
		made by KCP&L under these guarantees.

KCP&L	7.9	Guarantees for residual value of vehicles and heavy equipment
		under an operating lease.

Total consolidated KCP&L
and Great Plains Energy	$15.7

15. ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company adopted SFAS No. 143. SFAS No. 143 provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, is based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This estimated rate was based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through a tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed with an offsetting reduction of the regulatory asset established upon adoption of SFAS No. 143, as described below. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $75.0 million and $63.3 million at December 31, 2003 and 2002, respectively.

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

On January 1, 2003, KCP&L recorded an ARO of $99.2 million, reversed the decommissioning liability of $64.6 million previously accrued and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $16.3 million net cumulative effect ($80.9 million gross cumulative effect net of $64.6 million decommissioning liability previously accrued) of the adoption of SFAS No. 143 was recorded as a regulatory asset and therefore, had no impact on net income.

In addition, KCP&L recognizes removal costs for utility assets that do not have an associated legal retirement obligation. Historically, these removal costs have been reflected as a component of depreciation in accordance with regulatory treatment. In conjunction with the adoption of SFAS No. 143, non-legal costs of removal were reclassified for all periods presented from accumulated depreciation to a regulatory asset.

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

It is anticipated the Company’s February 2004 decision to exit the gas business will be accomplished by the sale of KLT Gas’ assets. Management expects the ARO related to the KLT Gas portfolio to be transferred to the new owners at the time of the sale.

The following table illustrates the effect on ARO if the provisions of SFAS No. 143 had been applied beginning January 1, 2001. Pro forma amounts for the periods prior to the January 1, 2003, adoption were measured using assumptions consistent with the period of adoption.

	2003	2002	2001

Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$99.2	$93.1	$87.3
Additions	1.0	-	0.1
Accretion	6.5	6.1	5.7

Asset retirement obligation end of period	$106.7	$99.2	$93.1

Great Plains Energy
Asset retirement obligation beginning of period	$100.4	$94.2	$88.2
Additions	1.5	-	0.2
Accretion	6.6	6.2	5.8

Asset retirement obligation end of period	$108.5	$100.4	$94.2

16. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has three reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The three reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, which generates, transmits and distributes electricity; (2) Strategic Energy, which provides power supply coordination services by entering into long-term contracts with its customers to supply electricity Strategic Energy purchases under long-term contracts, operating in several electricity markets offering retail choice; and (3) KLT Gas, which explores for, develops, and produces unconventional natural gas resources, including coal bed methane properties. “Other” includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy and KLT Gas, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

		Strategic			Great Plains
2003	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$1,054.9	$1,091.0	$1.5	$2.1	$2,149.5
Depreciation and depletion	(139.9)	(1.7)	(0.9)	(1.2)	(143.7)
Loss from equity investments	-	-	-	(2.0)	(2.0)
Interest charges	(69.9)	(0.4)	(1.5)	(4.4)	(76.2)
Income taxes	(84.4)	(30.2)	23.1	36.0	(55.5)
Loss from discontinued operations	-	-	-	(8.7)	(8.7)
Net income (loss)	127.2	39.6	(36.9)	15.0	144.9

		Strategic			Great Plains
2002	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$1,009.9	$789.5	$1.1	$2.9	$1,803.4
Depreciation and depletion	(144.3)	(0.9)	(2.5)	(1.5)	(149.2)
Loss from equity investments	-	-	-	(1.2)	(1.2)
Interest charges	(80.3)	(0.3)	(0.3)	(6.5)	(87.4)
Income taxes	(63.4)	(25.2)	10.3	30.0	(48.3)
Loss from discontinued operations	-	-	-	(4.0)	(4.0)
Cumulative effect of a change
in accounting principle	-	-	-	(3.0)	(3.0)
Net income (loss)	102.9	29.7	-	(6.4)	126.2

		Strategic			Great Plains
2001	KCP&L	Energy	KLT Gas	Other	Energy

	(millions)
Operating revenues	$967.5	$411.9	$0.3	$19.4	$1,399.1
Depreciation and depletion	(136.3)	(0.3)	(1.8)	(19.4)	(157.8)
Income from equity investments	-	-	1.0	23.6	24.6
Interest charges	(78.1)	(0.5)	-	(23.3)	(101.9)
Income taxes	(51.6)	(15.2)	0.1	93.5	26.8
Loss from discontinued operations	-	-	-	(7.2)	(7.2)
Net income (loss)	98.0	21.8	14.3	(158.3)	(24.2)

		Strategic			Great Plains
	KCP&L	Energy	KLT Gas	Other	Energy

2003	(millions)
Assets	$3,293.5	$283.0	$11.6	$77.2	$3,665.3
Capital and investment expenditures(a)	152.3	3.1	19.3	0.2	174.9

2002
Assets	$3,084.5	$226.0	$49.8	$146.4	$3,506.7
Capital and investment expenditures(a)	135.5	2.1	8.7	3.5	149.8

2001
Assets(b)	$3,089.4	$129.1	$57.6	$188.3	$3,464.4
Capital and investment expenditures(a)	265.8	1.5	25.0	81.5	373.8

(a)	Capital and investment expenditures reflect annual amounts for the periods presented.
(b)	KCP&L assets do not match the KCP&L assets in the consolidated KCP&L segment table due to the reclassification of accrued taxes to current income taxes during consolidation with Great Plains Energy.

Consolidated KCP&L
On October 1, 2001, consolidated KCP&L distributed, as a dividend, its ownership interest in KLT Inc. and GPP to Great Plains Energy. As a result, those companies are direct subsidiaries of Great Plains Energy and have not been included in consolidated KCP&L’s results of operations and financial position since October 1, 2001.

The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations, which are immaterial.

			Consolidated
2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$1,054.9	$2.1	$1,057.0
Depreciation and depletion	(139.9)	(1.1)	(141.0)
Interest charges	(69.9)	(0.4)	(70.3)
Income taxes	(84.4)	0.9	(83.5)
Loss from discontinued operations	-	(8.7)	(8.7)
Net income (loss)	127.2	(10.0)	117.2

			Consolidated
2002	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$1,009.9	$2.9	$1,012.8
Depreciation and depletion	(144.3)	(1.2)	(145.5)
Interest charges	(80.3)	-	(80.3)
Income taxes	(63.4)	0.5	(62.9)
Loss from discontinued operations	-	(4.0)	(4.0)
Cumulative effect of a change
in accounting principle	-	(3.0)	(3.0)
Net income (loss)	102.9	(7.2)	95.7

			Subsidiaries
			transferred to	Consolidated
2001	KCP&L	Other	Great Plains Energy	KCP&L

	(millions)
Operating revenues	$967.5	$3.4	$317.2	$1,288.1
Depreciation and depletion	(136.3)	(1.4)	(14.3)	(152.0)
Income (loss) from equity investments	-	(0.1)	24.6	24.5
Interest charges	(78.1)	(0.3)	(17.8)	(96.2)
Income taxes	(51.6)	0.3	11.8	(39.5)
Loss from discontinued operations	-	(7.2)	-	(7.2)
Net income (loss)	98.0	(5.6)	27.3	119.7

			Subsidiaries
			transferred to	Consolidated
	KCP&L	Other	Great Plains Energy	KCP&L

2003	(millions)
Assets	$3,293.5	$9.1	$-	$3,302.6
Capital and investment expenditures (a)	152.3	-	-	152.3

2002
Assets	$3,084.5	$54.7	$-	$3,139.2
Capital and investment expenditures (a)	135.5	0.1	-	135.6

2001
Assets	$3,092.5	$53.1	$-	$3,145.6
Capital and investment expenditures (a)	265.8	0.7	85.9	352.4

(a)	Capital and investment expenditures reflect annual amounts for the periods presented.

17. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy syndicated a $225 million, revolving credit facility with a group of banks in the first quarter of 2003. This facility replaced a $205 million syndicated facility and a $20 million credit facility with a bank. The line has a 364-day term but may be extended for an additional year at the Company’s option. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of material other indebtedness totaling more than $25.0 million is a default under this bank line. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At December 31, 2003, the Company was in compliance with these covenants. At December 31, 2003, Great Plains Energy had $87.0 million of outstanding borrowings under this facility with a weighted-average interest rate of 2.12%. Great Plains Energy also issued a letter of credit for $15.8 million as credit support for Strategic Energy. At December 31, 2002, Great Plains Energy had $14.0 million of outstanding borrowings under its $20 million credit facility, with a weighted-average interest rate of 2.27%.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. This facility is partially guaranteed by Great Plains Energy. The facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at December 31, 2003. At December 31, 2003, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At December 31, 2003, $58.5 million in letters of credit had been issued under the agreement, leaving $27.3 million of capacity available for loans and additional letters of credit. The line has a 364-day term that may be extended for an additional year by Strategic Energy with mutual agreement of the parties. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those are defined in the agreement. At December 31, 2003, Strategic Energy was in compliance with these covenants.

Strategic Energy had a $30 million short-term bank credit agreement that expired in March 2003. At December 31, 2002, Strategic Energy had no short-term borrowings outstanding.

KCP&L’s short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. As of December 31, 2003, and 2002, there was no commercial paper outstanding. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At December 31, 2003, KCP&L was in compliance with this covenant. KCP&L’s short-term bank lines of credit totaled $150.0 million as of December 31, 2003, and $126.0 million as of December 31, 2002.

On June 30, 2003, HSS completed the disposition of its interest in RSAE. RSAE’s line of credit totaling $27 million was cancelled. With proceeds from a note to Great Plains Energy, HSS repaid $22.1 million on the supported bank line. At December 31, 2003, HSS’ notes payable to Great Plains Energy totaled $22.0 million. See Note 8 for additional information concerning the disposition of RSAE.

18. LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

		December 31	December 31
	Year Due	2003	2002

		(thousands)
KCP&L
General Mortgage Bonds
7.55%* and 7.28%** Medium-Term Notes	2004-2007	$55,000	$179,000
2.36%* and 2.48%** EIRR bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(689)	(915)
EIRR bonds
2.16%* and 2.41%** Series A & B	2015	108,919	109,607
2.25%* and 4.50%** Series C	2017	50,000	50,000
2.16%* and 2.41%** Series D	2017	40,923	41,183

8.30% Junior Subordinated Deferred Interest Bonds	2037	154,640	-

Other Consolidated KCP&L
1.25%* Combustion Turbine Synthetic Lease	2006	143,811	-

Current liabilities
EIRR bonds classified as current		(129,288)	(81,000)
Current Maturities		(54,500)	(124,000)

Total consolidated KCP&L excluding current liabilities		1,152,584	957,643

Other Great Plains Energy
7.84%* and 8.16%** Affordable Housing Notes	2004-2008	10,564	19,745
Current maturities		(4,803)	(9,181)

Total consolidated Great Plains Energy excluding current maturities		$1,158,345	$968,207

*	Weighted-average rate as of December 31, 2003
**	Weighted-average rate as of December 31, 2002

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $213.8 million and $337.8 million of medium-term notes and EIRR bonds (see discussion below) at December 31, 2003 and 2002, respectively.

In 2003, KCP&L redeemed $124.0 million of its medium term notes, including $104.0 million called prior to maturity. The medium term notes were paid off primarily with proceeds from a $100.0 million equity contribution received from Great Plains Energy during the first quarter of 2003. The average interest rate on the $104.0 million of notes called early was 7.28% and the original maturity dates were 2005 through 2008.

In December 2002, KCP&L secured bond insurance policies as a credit enhancement to its Series 1993A and 1993B EIRR bonds, which aggregate $79.5 million. The insurance agreement between KCP&L and XL Capital Assurance Inc. (XLCA), the issuer of the bond insurance policies, provides for reimbursement by KCP&L for any amounts that XLCA pays under the bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreement contains a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.0. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. In the event of a default under the insurance agreement, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

The EIRR bonds are subject to mandatory redemption within 120 to 180 days of a final determination by the IRS or a court that, as a result of KCP&L failing to perform any of its agreements relating to the bonds, interest paid or payable on the bonds is or was includable in the bondholders’ gross income for Federal tax purposes.

KCP&L EIRR Bonds Classified as Current Liabilities
In the third quarter of 2003, KCP&L remarketed its 1998 Series C unsecured EIRR bonds totaling $50.0 million at a fixed rate of 2.25% ending August 31, 2004. The previous 4.50% interest rate expired on August 31, 2003. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds.

The 3.9% interest rate on KCP&L’s $48.3 million secured 1993 and 1994 series EIRR bonds expires in August 2004. If the bonds could not be remarketed KCP&L would be obligated to either purchase or retire the bonds.

A $31.0 million variable-rate, secured EIRR bond with a final maturity in 2017 is remarketed on a weekly basis, with full liquidity support provided by a 364-day credit facility with one bank. KCP&L’s available liquidity under this credit line is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation, or sale.

The $50.0 million Series C unsecured EIRR bonds, the $48.3 million secured 1993 and 1994 Series EIRR bonds and the $31.0 million discussed above totaled $129.3 million and were classified as current liabilities at December 31, 2003. The $50.0 million Series C unsecured EIRR bonds and the $31.0 million discussed previously totaled $81.0 million and were classified as current liabilities at December 31, 2002.

KCP&L Unsecured Notes
At December 31, 2003, KCP&L had a total of $199.8 million of unsecured EIRR bonds outstanding. The Series C EIRR bonds, $50.0 million due 2017, have a fixed rate of 2.25% through August 31, 2004, and are classified as current liabilities at December 31, 2003. In 2002, KCP&L remarketed its 1998 Series A, B and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007. The final maturity for Series A and B bonds is 2015 and the final maturity for Series D is 2017. At the end of the fixed interest rate period, the bonds will be subject to mandatory redemption or purchase and KCP&L anticipates remarketing the bonds at which time a new interest rate period and mode will be determined. KCP&L has classified the 1998 Series A, B and D EIRR bonds as long-term debt consistent with the remaining term under the remarketing.

Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with the assumption of no ineffectiveness under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” The fair value of the swap is recorded on KCP&L’s balance sheet as an asset with an offset to the respective debt balances and has no impact on earnings. Future changes in the fair market value of the swap will be similarly recorded on the balance sheet with no impact on earnings. The fair value of the swap was a $3.3 million and $4.3 million asset at December 31, 2003 and 2002, respectively. See Note 20 for additional discussion of the interest rate swap.

KCP&L had a total of $625.0 million of outstanding unsecured senior notes at December 31, 2003 and 2002.

In accordance with FIN No. 46, the Company has determined that KCP&L is not the primary beneficiary of the Securities Trust and thus, KCP&L de-consolidated the Securities Trust in the fourth quarter of 2003. De-consolidation required the consolidated financial statements of Great Plains Energy and consolidated KCP&L to present the $4.6 million investment in the common securities of the Securities Trust and the $154.6 million 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by the Securities Trust while no longer presenting the $150.0 million of 8.3% preferred securities issued by the Securities Trust.

The Lease Trust, a special purpose entity, acting as Lessor in the synthetic lease arrangement discussed in Note 13, is considered a Variable Interest Entity under FIN No. 46. The Lease Trust was consolidated in the fourth quarter of 2003, as required by FIN No. 46. Accordingly, Great Plains Energy’s and consolidated KCP&L’s long-term debt increased $143.8 million.

Other Great Plains Energy Long-Term Debt
KLT Investments’ affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. The equity securities held as collateral for these notes, included in other investments and nonutility property on the consolidated balance sheets, were $1.5 million and $9.3 million at December 31, 2003 and 2002, respectively.

Scheduled Maturities
Great Plains Energy’s long-term debt maturities for the years 2004 through 2008 are $59.3 million, $253.2 million, $145.5 million, $226.1 million and $0.3 million, respectively. These amounts include consolidated KCP&L’s long-term debt maturities for the years 2004 through 2007 of $54.5 million, $250.0 million, $143.8 million, and $225.5 million, respectively.

19. COMMON STOCK EQUITY, PREFERRED STOCK, REDEEMABLE PREFERRED STOCK AND MANDATORILY REDEEMABLE PREFERRED SECURITIES

Common Stock Equity
In 2002, Great Plains Energy filed a registration statement for the issuance of an aggregate amount up to $300 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities, convertible securities or common stock. During November 2002, Great Plains Energy issued 6.9 million shares of common stock at $22 per share under this registration with $151.8 million in gross proceeds to be used for repayment of debt at Great Plains Energy and KCP&L and for general corporate purposes. Issuance costs of $6.1 million are reflected in Great Plains Energy’s capital stock premium and expense line in the consolidated balance sheets at December 31, 2003 and 2002.

Also during November 2002, Great Plains Energy issued 0.4 million shares of common stock valued at $8.0 million in conjunction with the purchase of an additional indirect ownership interest in Strategic Energy. See Note 12 for additional information concerning this transaction.

Treasury shares are held for future distribution upon exercise of options issued in conjunction with the Company’s equity compensation plan. Shares held by consolidated KCP&L prior to the October 1,

2001, distribution of a dividend to Great Plains Energy were included in other investments and nonutility property on consolidated KCP&L’s balance sheets.

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

Under the 35 Act, Great Plains Energy and KCP&L can pay dividends only out of retained or current earnings, unless authorized to do otherwise by the SEC. Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively. Pursuant to SEC order, Great Plains Energy’s and KCP&L’s authorization to issue securities is conditioned on maintaining a consolidated common equity capitalization of at least 30%.

Great Plains Energy’s Articles of Incorporation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization. If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors.

Under the indenture relating to KCP&L’s 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037 (Debentures), which are held by KCPL Financing I, KCP&L may not declare or pay any dividends on any shares of its capital stock if at the time (i) there is an event of default (as defined in the indenture), (ii) KCP&L is in default with respect to its payment of any obligations under its guarantee of preferred securities issued by KCPL Financing I, or (iii) KCP&L has elected to defer payments of interest on the Debentures.

Great Plains Energy made capital contributions to KCP&L of $100 million and $36 million in 2003 and 2002, respectively. These contributions were used to pay down long-term debt. At December 31, 2003, KCP&L’s capital contributions from Great Plains Energy totaled $175.0 million which is reflected in common stock in the consolidated KCP&L balance sheet.

Preferred Stock
As of December 31, 2003, 1.6 million shares of Cumulative No Par Preferred Stock and 11 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

Mandatorily Redeemable Preferred Securities
In 1997, the Securities Trust issued $150.0 million of 8.3% preferred securities. The sole asset of the Securities Trust is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. The terms and interest payments on these debentures correspond to the terms and dividend payments on the preferred securities. KCP&L deducts these payments for tax purposes. KCP&L may elect to defer interest payments on the debentures for a period up to 20 consecutive quarters, causing dividend payments on the preferred securities to be deferred as well. In case of a deferral, interest and dividends will continue to accrue, along with quarterly compounding interest on the deferred amounts. KCP&L may redeem all or a portion of the debentures at par at anytime but has not elected to redeem any up to this point. If KCP&L redeems all or a portion of the debentures, the Securities Trust must redeem an equal amount of preferred securities at face value plus accrued and unpaid distributions. The back-up undertakings in the aggregate provide a full and unconditional guarantee of amounts due on the preferred securities.

KCP&L de-consolidated the Securities Trust in the fourth quarter of 2003, as required by FIN No. 46. Great Plains Energy’s and consolidated KCP&L’s other nonutility property and investments increased $4.6 million representing the investment in the common securities of the Securities Trust, and long-term debt increased $154.6 million representing the 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by the Securities Trust. Great Plains Energy’s and consolidated KCP&L will no longer present the $150.0 million of 8.3% preferred securities issued by the Securities Trust on their respective balance sheets.

20. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding (EIRR) bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on LIBOR to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. The fair value of the swap was an asset of $3.3 million and $4.3 million at December 31, 2003, and 2002, respectively.

At December 31, 2002, KCP&L had two interest rate swap agreements in place to effectively fix the interest rate on $30 million of floating-rate long-term debt. The swap agreements expired in June 2003.

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

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. Supplying electricity to retail customers requires

Strategic Energy to match customers’ projected demand with fixed price purchases. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Derivative instruments, primarily swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. Certain forward fixed price purchases and swap agreements are designated as cash flow hedges resulting in changes in the hedge value being recorded as OCI. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in purchased power. Strategic Energy also enters into economic hedges that do not qualify as accounting hedges. The changes in the fair value of these derivative instruments are recorded into earnings as a component of purchased power.

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

In March 2003, Strategic Energy terminated an agreement with a swap counterparty due to credit and performance concerns. Strategic Energy received a $4.8 million fair value settlement. The swap was designated as a cash flow hedge of a forecasted transaction and Strategic Energy management believed the forecasted transaction would occur. Accordingly, the $4.8 million settlement was reclassified to earnings over the remaining term of the underlying transaction, which was completed in the fourth quarter of 2003.

KLT Gas’ risk management policy is to use firm sales agreements or financial hedge instruments to mitigate its exposure to market price fluctuations on up to 85% of its daily natural gas production. KLT Gas had no significant production during the reported periods; therefore, no hedges were in place.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” was generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the results of operations of Great Plains Energy or consolidated KCP&L for the period ended December 31, 2003, or their financial positions as of that date.

The amounts recorded in OCI related to the cash flow hedges are summarized in the following tables:

Great Plains Energy activity for 2003

		Increase	Reclassified
	December 31	(Decrease)	to	December 31
	2002	in OCI	earnings	2003

	(millions)
Current assets	$3.0	$11.6	$(11.9)	$2.7
Other deferred charges	-	0.8	-	0.8
Other current liabilities	(1.6)	(3.1)	2.1	(2.6)
Deferred income taxes	(0.7)	(3.3)	3.8	(0.2)
Other deferred credits	0.2	(1.6)	1.0	(0.4)

OCI	$0.9	$4.4	$(5.0)	$0.3

Consolidated KCP&L activity for 2003

		Increase	Reclassified
	December 31	(Decrease)	to	December 31
	2002	in OCI	earnings	2003

	(millions)
Other current assets	$0.3	$0.6	$(0.8)	$0.1
Deferred income taxes	(0.1)	(0.2)	0.3	-

OCI	$0.2	$0.4	$(0.5)	$0.1

Great Plains Energy activity for 2002

		Increase	Reclassified
	December 31	(Decrease)	to	December 31
	2001	in OCI	earnings	2002

	(millions)
Other current assets	$(0.2)	$2.7	$0.5	$3.0
Other current liabilities	(12.7)	6.1	5.0	(1.6)
Deferred income taxes	8.5	(7.2)	(2.0)	(0.7)
Other deferred credits	(7.7)	8.8	(0.9)	0.2

OCI	$(12.1)	$10.4	$2.6	$0.9

Consolidated KCP&L activity for 2002

		Increase	Reclassified
	December 31	(Decrease)	to	December 31
	2001	in OCI	earnings	2002

	(millions)
Other current assets	$(0.2)	$0.6	$(0.1)	$0.3
Other current liabilities	(0.1)	0.1	-	-
Deferred income taxes	0.1	(0.3)	0.1	(0.1)

OCI	$(0.2)	$0.4	$-	$0.2

Great Plains Energy activity for 2001

	Cumulative
	Effect to	Increase	Reclassified
	January 1	(Decrease)	to	December 31
	2001	in OCI	earnings	2002

	(millions)
Other current assets	$44.5	$(20.6)	$(24.1)	$(0.2)
Other current liabilities	(6.8)	(20.8)	14.9	(12.7)
Deferred income taxes	(12.7)	18.1	3.1	8.5
Other deferred credits	(7.6)	(2.3)	2.2	(7.7)

OCI	$17.4	$(25.6)	$(3.9)	$(12.1)

Consolidated KCP&L activity for 2001

	Cumulative			Transferred
	Effect to	Increase	Reclassified	to Great
	January 1	(Decrease)	to	Plains	December 31
	2001	in OCI	earnings	Energy	2001

	(millions)

Other current assets	$44.5	$(20.6)	$(24.1)	$-	$(0.2)
Other current liabilities	(6.8)	(15.7)	7.4	15.0	(0.1)
Deferred income taxes	(12.7)	16.6	5.6	(9.4)	0.1
Other deferred credits	(7.6)	(3.7)	3.5	7.8	-

OCI	$17.4	$(23.4)	$(7.6)	$13.4	$(0.2)

Reclassified to earnings

	Great Plains Energy			Consolidated KCP&L
	2003	2002	2001	2003	2002	2001

	(millions)
Gas revenues	$-	$0.2	$3.9	$-	$-	$3.7
Fuel expense	(0.8)	(0.1)	-	(0.8)	(0.1)	-
Purchased power expense	(9.0)	5.4	(13.1)	-	-	(20.4)
Minority interest	1.0	(0.9)	2.2	-	-	3.5
Income taxes	3.8	(2.0)	3.1	0.3	0.1	5.6

OCI	$(5.0)	$2.6	$(3.9)	$(0.5)	$-	$(7.6)

21. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly-owned electric utility plants as of December 31, 2003, is as follows:

	Wolf Creek	LaCygne	Iatan
	Unit	Units	Unit

	(millions except MW amounts)
KCP&L's share	47%	50%	70%

Utility plant in service	$1,363	$323	$260
Accumulated depreciation	636	228	174
Nuclear fuel, net	29	-	-
KCP&L’s accredited capacity--MWs	550	681	469

Each owner must fund its own portion of the plant’s operating expenses and capital expenditures. KCP&L’s share of direct expenses is included in the appropriate operating expense classifications in the Great Plains Energy and consolidated KCP&L Statements of Income.

22. QUARTERLY OPERATING RESULTS (UNAUDITED)

Great Plains Energy

	Quarter
	1st	2nd	3rd	4th

2003	(millions except earnings per share amounts)
Operating revenue	$464.6	$503.3	$661.3	$520.3
Operating income (loss)	48.4	89.7	166.0	4.0
Income (loss) from continuing operations	15.7	58.4	83.8	(4.3)
Net income (loss)	14.5	50.9	83.8	(4.3)
Basic and diluted earning (loss) per common
share from continuing operations	0.22	0.84	1.20	(0.07)
Basic and diluted earning (loss) per common share	0.20	0.73	1.20	(0.07)

2002
Operating revenue	$346.3	$449.1	$568.8	$439.2
Operating income	15.9	78.2	135.9	63.0
Income (loss) from continuing operations
before cumulative effect	(1.7)	36.2	69.9	28.8
Net income (loss)	(5.9)	36.0	68.8	27.3
Basic and diluted earning (loss) per common
share from continuing operations before
cumulative effect	(0.03)	0.57	1.13	0.43
Basic and diluted earning (loss) per common share	(0.10)	0.57	1.11	0.41

Consolidated KCP&L

	Quarter
	1st	2nd	3rd	4th

2003	(millions)
Operating revenue	$234.9	$247.9	$350.7	$223.5
Operating income	42.8	53.9	148.5	36.3
Income (loss) from continuing operations	13.1	22.0	78.5	12.3
Net income	11.9	14.5	78.5	12.3

2002
Operating revenue	$199.7	$247.9	$335.3	$229.9
Operating income	7.3	66.7	124.6	51.4
Income (loss) from continuing operations
before cumulative effect	(6.8)	27.3	63.4	18.8
Net income (loss)	(11.0)	27.1	62.3	17.3

Great Plains Energy’s fourth quarter 2003 results reflects impairments of KLT Gas properties totaling $45.5 million which reduced earnings by $28.0 million, or $0.40 per share. See Note 7 for additional information.

First quarter 2002 income statement information as reported in the March 31, 2002, Form 10-Q has been restated to reflect the cumulative effect to January 1, 2002, of a change in accounting principle for the $3.0 million RSAE goodwill write-down. All quarters presented prior to the second quarter of 2003 have also been recast to reflect RSAE as discontinued operations. See Note 8 for additional information concerning the June 2003 disposition of RSAE. The quarterly data is subject to seasonal fluctuations with peak periods occurring during the summer months.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for the years then ended. Our audits also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As discussed in Notes 1 and 15, respectively, to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to adopt SFAS No. 123, “Accounting for Stock-Based Compensation” and changed its method of accounting for asset retirement obligations to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations”.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 9, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Kansas City Power & Light Company

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for the years then ended. Our audit also included the 2003 and 2002 financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As discussed in Note 15 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations.”

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 9, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated:

We have audited the accompanying consolidated statements of income, of cash flows, of common stock equity, and of comprehensive income of Great Plains Energy Incorporated and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity), for the year ended December 31, 2001, which statements reflect total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Great Plains Energy Incorporated and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended on January 1, 2001.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 9 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003

Report of Independent Auditors

To the Board of Directors and Shareholder of
Kansas City Power & Light Company:

We have audited the accompanying consolidated statements of income, of cash flows, of common stock equity, and of comprehensive income of Kansas City Power & Light Company (a wholly-owned subsidiary of Great Plains Energy Incorporated) and Subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of DTI Holdings, Inc. and Subsidiaries (Debtors-in-Possession) (an 83.6 percent owned entity), for the year ended December 31, 2001, which statements reflect total revenues of $17.4 million and a net loss of $306.1 million for the year ended December 31, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for DTI Holdings, Inc. and Subsidiaries, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kansas City Power & Light Company and Subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 20 to the consolidated financial statements, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended on January 1, 2001. As discussed in Note 1 to the consolidated financial statements, on October 1, 2001 the Company completed its corporate reorganization creating a holding company structure.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 9 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.

We have audited the statements of operations and stockholder’s equity (deficit) and cash flows of DTI Holdings, Inc. and subsidiaries (Debtors-in-Possession) (the “Company”) for the year ended December 31, 2001. These financial statements (which are not included herein) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of DTI Holdings, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to those financial statements, the Company’s recurring losses from operations, negative working capital, and stockholders’ capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to those financial statements. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

/s/DELOITTE & TOUCHE LLP

St. Louis, Missouri
January 30, 2002

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended). These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Great Plains Energy Directors
The following information is incorporated by reference from the Great Plains Energy 2004 Proxy Statement, which will be filed with the SEC no later than March 31, 2004 (Proxy Statement):

o	Information regarding the directors of Great Plains Energy required by this item contained in the section titled
"Election of Directors".
o	Information regarding the Audit Committee of Great Plains Energy required by this item contained in the sections titled "Corporate Governance", "Election of Directors" and "Director Independence".

KCP&L Directors
Great Plains Energy, as the sole shareholder of KCP&L, elects the directors of KCP&L. The directors of KCP&L are the same as those for Great Plains Energy, and the Board committees of Great Plains Energy function as the Board committees of KCP&L. The eleven individuals listed below are all of the current directors and have consented to stand for election to the Board of Great Plains Energy. If they are elected at the annual shareholders meeting on May 4, 2004, to serve on the Great Plains Energy Board, they will also be elected to the KCP&L Board.

David L. Bodde	Director since 1994
Dr. Bodde, 61, is the Charles N. Kimball Professor of Technology and Innovation (since 1996), an endowed university chair concerned with creating economic value from technology at the University of Missouri-Kansas City. He also serves on the board of The Commerce Funds. Dr. Bodde served as a member of the Audit and Governance committees during 2003.

Michael J. Chesser	Director since 2003
Mr. Chesser, 55, is Chairman of the Board of KCP&L and Chairman of the Board and Chief Executive Officer of Great Plains Energy (since October 2003). Previously he served as Chief Executive Officer of United Water (2002-2003); President and Chief Executive Officer of GPU Energy (2000-2002); and President and Chief Executive Officer of Itron, Inc. (1997-2000). Mr. Chesser also is currently finishing his term on the board of Itron, Inc. Mr. Chesser served as a member of the Executive committee in 2003 after his appointment to the Board.

William H. Downey	Director since 2003
Mr. Downey, 59, is President and Chief Operating Officer of Great Plains Energy and President and Chief Executive Officer of KCP&L (since October 2003). Mr. Downey joined the Company in 2000 as Executive Vice President of KCP&L and President – KCP&L Delivery Division. Previously he served as President – Unicom Energy Services (1997-1999) and Vice President - Commonwealth Edison Company (1992-1999). Mr. Downey also serves on the board of Enterprise Financial Services Corp.

Mark A. Ernst	Director since 2000
Mr. Ernst, 45, is Chairman, President and Chief Executive Officer of H&R Block, Inc., a global provider of tax preparation, investment, mortgage and accounting services. He was elected Chairman of the Board in 2002, Chief Executive Officer in 2001 and President in 1999. Mr. Ernst also serves on the boards of SCS Transportation and Knight Ridder, Inc. Mr. Ernst served on the Audit and Compensation committees during 2003.

Randall C. Ferguson, Jr.	Director since 2002
Mr. Ferguson, 52, is Senior Vice President Business Growth & Member Connections with the Greater Kansas City Chamber of Commerce (since 2003) and the retired Senior Location Executive (1998-2003) for the IBM Kansas City Region. Mr. Ferguson served on the Audit and Governance committees during 2003.

William K. Hall	Director since 2000
Dr. Hall, 60, is Chairman (since 2000) of Procyon Technologies, Inc., a holding company with investments in the aerospace and defense industries. He also served as Chief Executive Officer (2000-2003) of the company. He was previously President and Chief Executive Officer of Falcon Building Products, Inc. (1997-1999). Mr. Hall also serves on the boards of Actuant Corporation, A. M. Castle & Co., GenCorp and Woodhead Industries. Mr. Hall served on the Compensation and Executive committees during 2003.

Luis A. Jimenez	Director since 2001
Mr. Jimenez, 59, is Senior Vice President and Chief Strategy Officer (since 2001) of Pitney Bowes Inc., a global provider of integrated mail and document management solutions. He served as Vice President, Global Growth and Future Strategy (1999-2001). Previously, he was Vice President and Practice Leader, Telecommunications and Media, Latin America, for Arthur D. Little, Inc. (1998-1999). Mr. Jimenez served on the Governance and Executive committees during 2003.

James A. Mitchell	Director since 2002
Mr. Mitchell, 62, is the Executive Fellow-Leadership, Center for Ethical Business Cultures (since 1999), a not-for-profit organization assisting business leaders in creating ethical and profitable cultures. He is also the retired Executive Vice President of Marketing and Products (1993-1999) of American Express Company. Mr. Mitchell served on the Compensation and Governance committees during 2003.

William C. Nelson	Director since 2000
Mr. Nelson, 66, is Chairman (since 2001) of George K. Baum Asset Management, a leading provider of investment management services to individuals, foundations and institutions. He is the retired Chairman (1990-2000) of Bank of America Midwest. He also serves on the board of DST Systems. Mr. Nelson served on the Audit and Compensation committees during 2003.

Linda H. Talbott	Director since 1983
Dr. Talbott, 63, is President of Talbott & Associates (since 1975), consultants in strategic planning, philanthropic management and development to foundations, corporations, and nonprofit organizations. She is also Chairman of the Center for Philanthropic Leadership. Dr. Talbott served as a member of the Executive and Governance committees during 2003.

Robert H. West	Director since 1980
Mr. West, 65, is the retired Chairman of the Board (1986-1999) of Butler Manufacturing Company, a supplier of non-residential building systems, specialty components, and construction services. He also serves on the boards of Saint Luke’s Health System, Burlington Northern Santa Fe Corporation and Commerce Bancshares, Inc. Mr. West also is currently finishing his term on the board of Astec Industries, Inc. Mr. West served as the Lead Director of Great Plains Energy and as a member of the Audit, Executive and Compensation committees during 2003.

KCP&L Audit Committee
The Great Plains Energy Board’s Audit Committee functions as the Audit Committee of KCP&L. The members of the Audit Committee are Mark A. Ernst, David L. Bodde, Randall C. Ferguson, Jr., William C. Nelson and Robert H. West. The Board identified Mark A. Ernst, William C. Nelson and Robert H. West as “audit committee financial experts”, as that term is defined by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, and determined that those individuals are independent.

Great Plains Energy and KCP&L Executive Officers
Information regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 section titled “Executive Officers.”

Great Plains Energy and KCP&L Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries. The Code is posted on the investor relation’s page of our Internet websites at www.greatplainsenergy.com and www.kcpl.com. A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106. Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the investor relations page of their Internet websites.

Great Plains Energy Corporate Governance Guidelines and Committee Charters
The Board of Great Plains Energy has adopted Corporate Governance Guidelines and Charters for its Audit, Compensation and Governance Committees, which are posted on the investor relations page of Great Plains Energy’s Internet website at www.greatplainsenergy.com. Copies of the documents are available upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106.

Section 16(a) Beneficial Ownership Regarding Compliance
Section 16(a) of the Securities Exchange Act of 1936, as amended, requires certain directors, executive officers and persons who own more than 10% of Great Plains Energy common stock to file reports of holdings and transactions in Great Plains Energy common stock with the SEC and the New York Stock Exchange. Based upon its records, Great Plains Energy and KCP&L believe that all required reports for fiscal year 2003 have been timely filed.

ITEM 11. EXECUTIVE COMPENSATION

Great Plains Energy
The information regarding compensation of Great Plains Energy directors and named executive officers contained in the sections titled “Corporate Governance”, “Executive Compensation”, “Option/SAR Grants in the Last Fiscal Year”, “Long-Term Incentive Plans – Awards in Last Fiscal Year”, “Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values”, “Great Plains Energy Pension Plans”, “Great Plains Energy Severance Agreements”, “Employment Arrangement With Mr. Chesser”, “Compensation Committee Report on Executive Compensation”, “Certian Relationships and Related Transactions” and “Stock Performance Graph” of the Proxy Statement is incorporated by reference.

KCP&L

Summary Compensation Table
The following table contains compensation data for KCP&L executive officers named below, for fiscal years ended December 31, 2003, 2002 and 2001.

	Annual Compensation				Long Term Compensation

						Securities
					Restricted	Underlying
Name and				Other	Stock	Options/	LTIP
Principal Position	Year	Salary	Bonus	(1)	Awards (2)	SARs Awards	Payouts	All Other (3)

Bernard J. Beaudoin (4)	2003	$435,000	$391,300	-	$348,386	-	-	$2,954,046
Former Chairman of	2002	415,000	186,750	-	-	55,000	-	51,486
the Board and Chief	2001	400,000	-	-	-	55,000	-	36,971
Executive Officer

Michael J. Chesser (5)	2003	137,500	123,750	-	1,115,813	-	-	1,403
Chairman of the Board	2002	-	-	-	-	-	-	-
	2001	-	-	-	-	-	-	-

William H. Downey (6)	2003	325,000	219,375	-	1,001,998	5,249	-	20,764
President and	2002	260,000	78,000	-	-	20,000	-	14,382
Chief Executive Officer	2001	250,000	-	-	-	20,000	-	5,645

Andrea F. Bielsker	2003	220,000	132,000	-	125,626	2,887	-	22,313
Senior Vice President-	2002	200,000	60,000	-	-	13,000	-	18,569
Finance, Chief Financial	2001	180,000	-	-	-	13,000	-	15,565
Officer and Treasurer

Stephen T. Easley	2003	210,000	94,500	-	128,387	2,449	-	10,737
Vice President-	2002	200,000	56,388	-	-	13,000	-	5,242
Generation Services	2001	160,000	-	-	-	6,000	-	6,833

William P. Herdegen, III (7)	2003	175,000	78,750	-	62,481	2,041	-	8,597
Vice President-	2002	160,000	32,000	-	-	6,000	-	4,682
Distribution Operations	2001	41,797	-	-	-	6,000	-	582

(1)	While the six named executive officers receive certain perquisites from the Company, such perquisites did not reach in any of the reported years the threshold for reporting of the lesser of either $50,000 or ten percent of salary and bonus set forth in the applicable rules of the Securities and Exchange Commission.
(2)	For 2003, amounts include:

o	Restricted Stock Awards:

The dollar value of restricted stock awards is calculated by multiplying the number of shares awarded by the closing price of the Great Plains Energy common stock on the date of the grant.
Beaudoin

(i)	2,879 shares vested January 1, 2004; dividends paid on restricted shares; value as of December 31, 2003 was
$91,610; and
(ii)	10,200 shares vesting December 31, 2004; dividends paid on restricted shares; value as of December 31, 2003 was
$324,564.

Chesser
12,135 shares vesting October 1, 2005, 12,135 shares vesting October 1, 2006 and 12,135 shares vesting
October 1, 2007; dividends are reinvested with the same restrictions as the restricted stock; value as of
December 31, 2003 was $1,158,407.
Downey
(i)	6,900 shares vesting December 31, 2004; dividends paid on restricted shares; value as of December 31, 2003 was $219,558; and
(ii)	8,825 shares vesting October 1, 2005, 8,825 shares vesting October 1, 2006 and 8,826 shares vesting
October 1, 2007; dividends are reinvested with the same restrictions as the restricted stock; value as of
December 31, 2003 was $842,466.
Bielsker
4,550 shares vesting December 31, 2004; dividends paid on restricted shares; value as of December 31, 2003 was $144,781.
Easley
4,650 shares vesting December 31, 2004; dividends paid on restricted shares; value as of December 31, 2003 was $147,963.

Herdegen

2,263 shares vesting December 31, 2004; dividends paid on restricted shares; value as of December 31, 2003 was $72,009.

(3)	For 2003, amounts include:

o	Flex dollars under the Flexible Benefits Plan: Beaudoin - $18,330; Chesser - $1,403; Downey -$3,867;
Bielsker -$12,867; Easley - $3,867; and Herdegen - $3,347
o	Deferred Flex Dollars: Beaudoin - $17,382 and Downey - $780
o	Above-market interest paid on deferred compensation: Beaudoin - $8,899; Downey - $6,075; Bielsker - $2,825; and
Easley - $558.
o	Great Plains Energy contribution under the Great Plains Energy Employee Savings Plus Plan: Beaudoin - $9,008;
Downey -$7,042; Bielsker - $6,021; Easley - $6,012; and Herdegen - $5,250
o	Contribution to Deferred Compensation Plan: Beaudoin - $7,050; Downey - $3,000; Bielsker - $600; and Easley -
$ 300
o	Other Compensation: Beaudoin - also includes a $1,895,266 lump sum retirement payment and a $998,111 additional supplemental retirement benefit.

(4)	Mr. Beaudoin retired in December 2003. For 2003, amounts include:

o	Other Compensation: Beaudoin - also includes a $1,895,266 lump sum retirement payment and a $998,111 additional supplemental retirement benefit.

(5)	Mr. Chesser joined the Company as Chairman of the Board on October 1, 2003; the Compensation committee set his salary at $550,000.
(6)	Mr. Downey was appointed President and Chief Executive Officer of KCP&L effective October 1, 2003.
(7)	Mr. Herdegen joined the Company in 2001.

Option/SAR Grants in Last Fiscal Year

Potential Realizable
					Value at Assumed		Alternative
					Annual Rates of Stock		to 5% and
					Price Appreciation For		10%: Grant
	Individual Grants				Option Term		Date Value

	Number of	Percent of
	Securities	Total
	Underlying	Options/SAR	Exercise
	Options/SA	s Granted to	or Base				Grant Date
	Rs Granted	Employees in	Price/	Expiration			Present
Name	(1)	Fiscal Year	Share	Date	5%	10%	Value (2)

Bernard J. Beaudoin	-	-	-	-	-	-	-
Michael J. Chesser	-	-	-	-	-	-	-
William H. Downey	5,249	19	$27.73	08-05-2013	-	-	$16,535
Andrea F. Bielsker	2,887	10	27.73	08-05-2013	-	-	9,094
Stephen T. Easley	2,449	9	27.73	08-05-2013	-	-	7,714
William P. Herdegen, III	2,041	7	27.73	08-05-2013	-	-	6,429

(1)

Options granted in 2003 are exercisable on or after August 5, 2006. Each option is granted in tandem with a limited stock appreciation right exercisable automatically in the event of a change in control. Options may be exercised with cash or previously owned shares of the Company’s Common Stock. Dividends accrue quarterly on the options. Such accrued dividends will be paid if the options are exercised and if the exercise price is equal to or above the grant date.

(2)	The grant date valuation was calculated by using the Black-Scholes model. The underlying assumptions used to determine the present value of the option were as follows:

Annualized Stock Volatility:	22.650%
Time of Exercise (Option Term):	10 years
Risk Free Interest Rate:	4.77%
Exercise Price (Equal to the Fair Market Value):	$ 27.73
Average Dividend Yield:	6.88%

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

			Number of Securities Underlying
	Shares		Unexercised Options/SARs at Fiscal		Value of Unexercised In-the-Money
	Acquired		Year End		Options/SARs at Fiscal Year End
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable (1)	Exercisable	Unexercisable (1)

Bernard J. Beaudoin	-	-	-	-	-	-
Michael J. Chesser	-	-	-	-	-	-
William H. Downey	-	-	-	45,249	-	$285,268
Andrea F. Bielsker	-	-	-	28,887	-	183,278
Stephen T. Easley	-	-	-	21,449	-	137,596
William P. Herdegen, III	-	-	-	14,041	-	87,488

(1)	Includes stock options of 20,000 shares, 13,000 shares, 6,000 shares and 6,000 shares to Mr. Downey, Ms. Bielsker, Mr. Easley and Mr. Herdegen, respectively, that became exercisable February 6, 2004.

Long-Term Incentive Plans – Awards in Last Fiscal Year

			Estimated Future Payouts Under Non-Stock
			Price-Based Plans
	Number of	Performance or Other
	Shares, Units or	Period Until Maturation	Threshold	Target	Maximum
Name	Other Rights (1)	or Payout	Shares	Shares	Shares

Bernard J. Beaudoin	-	-	-	-	-
Michael J. Chesser	-	-	-	-	-
William H. Downey	3,903	3 years ending 2005	-	3,903	7,806
Andrea F. Bielsker	2,147	3 years ending 2005	-	2,147	4,294
Stephen T. Easley	1,821	3 years ending 2005	-	1,821	3,642
William P. Herdegen, III	1,518	3 years ending 2005	-	1,518	3,036

(1)

The awards of performance shares are subject to the achievement of three-year total shareholder return in relation to the other Edison Electric Institute companies. Grantee will not be entitled to any performance shares in the event performance is below the 25th percentile; grantee will receive two times the amount of performance shares granted in the event performance is at the 100th percentile. Notwithstanding the foregoing, Grantee will not be entitled to any performance shares if total return for the three years is negative. Payment will be made in an amount equal to the fair market value of the number of performance shares earned payable in common stock.

Pension Plans
Great Plains Energy has a non-contributory pension plan (Great Plains Energy Pension Plan) providing for benefits upon retirement, normally at age 65. In addition, a supplemental retirement benefit is provided for selected executive officers. The following table shows examples of single life option pension benefits (including unfunded supplemental retirement benefits) payable upon retirement at age 65 to the named executive officers:

	Annual Pension for
Average Annual Base Salary	Years of Service Indicated
for Highest
36 Months	15	20	25	30 or more

150,000	45,000	60,000	75,000	90,000
200,000	60,000	80,000	100,000	120,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
350,000	105,000	140,000	175,000	210,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
550,000	165,000	220,000	275,000	330,000

Each eligible employee with 30 or more years of credited service, or whose age and years of service add up to 85, is entitled to a total monthly annuity equal to 50% of their average base monthly salary for the period of 36 consecutive months in which their earnings were highest. The monthly annuity will be proportionately reduced if their years of credited service are less than 30 or if their age and years of service do not add up to 85. The compensation covered by the Great Plains Energy Pension Plan  — base monthly salary  — excludes any bonuses and other compensation. The Great Plains Energy Pension Plan provides that pension amounts are not reduced by Social Security benefits. The estimated credited years of service for the named executive officers in the Summary Compensation table are as follows:

Credited
Officer	Years of Service

Michael J. Chesser	0 years
William H. Downey	3 years
Andrea F. Bielsker	19 years
Stephen T. Easley	7 years
William P. Herdegen, III	2 years

Eligibility for supplemental retirement benefits is limited to executive officers selected by the Compensation Committee of the Board; all the executive officers named in the Summary Compensation Table are participants. The total retirement benefit payable at the normal retirement date is equal to 2% of highest average earnings, as shown above, for each year of credited service up to 30 (maximum of 60% of highest average earnings). The actual retirement benefit paid equals the target retirement benefit less retirement benefits payable under the management pension plan. A liability accrues each year to cover the estimated cost of future supplemental benefits.

The Internal Revenue Code imposes certain limitations on pensions that may be paid under tax qualified pension plans. In addition to the supplemental retirement benefits, the amount by which pension benefits exceed the limitations will be paid outside the qualified plan and accounted for by Great Plains Energy as an operating expense.

Severance Agreements
Great Plains Energy has severance agreements (“Severance Agreements”) with certain KCP&L executive officers, including the executive officers named in the Summary Compensation Table, to ensure their continued service and dedication to and their objectivity in considering on behalf of Great Plains Energy any transaction that would change the control of the Company. Under the Severance Agreements, an executive officer would be entitled to receive a lump-sum cash payment and certain insurance benefits during the three-year period after a Change in Control (or, if later, the three-year period following the consummation of a transaction approved by Great Plains Energy’s shareholders constituting a Change in Control) if the officer’s employment was terminated by:

o	Great Plains Energy other than for cause or upon death or disability;
o	the executive officer for "Good Reason" (as defined in the Severance Agreements); and
o	the executive officer for any reason during a 30-day period commencing one year after the Change in Control or, if later, commencing one year following consummation of a transaction approved by Great Plains Energy's shareholders constituting a change in control (a "Qualifying Termination").

A Change in Control is defined as:

o	an acquisition by a person or group of 20% or more of the Great Plains Energy common stock (other than an acquisition from or by Great Plains Energy or by a Great Plains Energy benefit plan);
o	a change in a majority of the Board; and

o	approval by the shareholders of a reorganization, merger or consolidation (unless shareholders receive 60% or more of the stock of the surviving Company) or a liquidation, dissolution or sale of substantially all of Great Plains Energy's assets.

Upon a Qualifying Termination, Great Plains Energy must make a lump-sum cash payment to the executive officer of:

o	the officer's base salary through the date of termination;
o	a pro-rated bonus based upon the average of the bonuses paid to the officer for the last five fiscal years;
o	any accrued vacation pay;
o	two or three times the officer's highest base salary during the prior 12 months;
o	two or three times the average of the bonuses paid to the officer for the last five fiscal years;
o	the actuarial equivalent of the excess of the officer's accrued pension benefits including supplemental retirement benefits computed without reduction for early retirement and including two or three additional years of benefit accrual service, over the officer's vested accrued pension benefits; and
o	the value of any unvested Great Plains Energy contributions for the benefit of the officer under the Great Plains
Energy Employee Savings Plus Plan.

In addition, Great Plains Energy must offer health, disability and life insurance plan coverage to the officer and his dependents on the same terms and conditions that existed immediately prior to the Qualifying Termination for two or three years, or, if earlier, until the executive officer is covered by equivalent plan benefits. Great Plains Energy must make certain “gross-up” payments regarding tax obligations relating to payments under the Severance Agreements as well as provide reimbursement of certain expenses relating to possible disputes that might arise.

Payments and other benefits under the Severance Agreements are in addition to balances due under the Great Plains Energy Long-Term Incentive Plan and Annual Incentive Plan. Upon a Change in Control (as defined in the Great Plains Energy Long-Term Incentive Plan), all stock options granted in tandem with limited stock appreciation rights will be automatically exercised.

Employment Arrangement with Mr. Chesser
Pursuant to the terms of an employment arrangement, Michael Chesser, Chairman of the Board of KCP&L, is entitled to receive three times annual salary and bonus if he is terminated without cause prior to his reaching age 63. After age 63, any benefit for termination without cause will be one times annual salary and bonus until age 65.

Director Compensation
The directors of KCP&L receive the following compensation for serving on the Boards of Great Plains Energy and KCP&L:

Non-employee directors received an annual retainer of $30,000 in 2003 ($15,000 of which was used to acquire shares of Great Plains Energy common stock through Great Plains Energy’s Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board). An additional retainer of $10,000 was paid annually to the lead director. Also, a $3,000 retainer was paid to those non-employee directors serving as chair of a committee. Attendance fees of $1,000 for each Board meeting and $1,000 for each committee meeting attended were also paid in 2003. Directors may defer the receipt of all or part of the cash retainers and meeting fees.

Great Plains Energy also provides life and medical insurance coverage for each non-employee member of the Board. The total premiums paid by Great Plains Energy for this coverage for all participating non-employee directors in 2003 were $27,497.

Compensation Committee Report on Executive Compensation
The Compensation Committee is composed of five independent directors. The Compensation Committee sets the executive compensation structure and administers the policies and plans that govern compensation for the executive officers. Executive compensation is consistent with the Great Plains Energy total remuneration philosophy, which provides:

Given Great Plains Energy’s strategies in the competitive and demanding energy marketplace, attracting and retaining talent is a top priority. Great Plains Energy is committed to establishing total remuneration levels, which are performance-based, competitive with the energy or utility market for jobs of similar scope to enable the organization to recruit and retain talented personnel at all levels in a dynamic and complex marketplace. This will be established through base salary, benefits and performance-based annual and long-term incentives. The incentive targets will be consistent with current trends in the energy or utility sector and the incentive measures will be appropriately tied to shareholder and customer interests.

KCP&L executive compensation for 2003 consisted of base salary; annual incentives; and restricted stock and stock options granted under the Company’s long-term incentive plan. The Compensation Committee has not adopted a policy concerning the Internal Revenue Services’ rules on the deductibility of compensation in excess of $1,000,000.

Base Salaries
The Compensation Committee reviews executive officer salaries annually and makes adjustments as warranted. The Compensation Committee compares executive compensation regularly with national compensation surveys. Base salaries for executive officers were established for 2003 on the basis of:

o	job responsibilities and complexity;
o	individual performance under established guidelines;
o	competitiveness for comparable positions in companies of similar size within the industry and general industry; and
o	sustained performance of the company.

Annual Incentive Plan
Under the Great Plains Energy Annual Incentive Plan, KCP&L executive officers receive incentive compensation based on the achievement of specific corporate and business unit earnings per share targets, customer satisfaction levels, and individual performance goals. The corporate earnings per share target is subject to an established performance threshold and maximum. Individual performance awards are not paid if the corporate earnings per share performance fall below the threshold level. Corporate earnings per share performance above the annual goal results in payouts above the target level. In 2003, the corporate and business unit earnings per share and customer satisfaction goals were exceeded and awards were earned in the amounts set forth in the Summary Compensation Table.

Long-Term Incentive Plan
The Great Plains Energy Long-Term Incentive Plan, approved by the shareholders, provides for grants by the Compensation Committee of stock options, restricted stock, performance shares and other stock-based awards. The Compensation Committee believes that equity interests in Great Plains Energy by KCP&L executive officers more closely aligns the interests of management with shareholders and has established stock ownership guidelines for executive officers based on their level within the organization. Compliance with these guidelines is taken into consideration in determining grants under the Long-Term Incentive Plan. Restricted stock and stock options were granted in 2003 in the amounts set forth in the Summary Compensation Table. The restricted stock is restricted in time and/or performance as also set forth in the Summary Compensation Table, and the stock options are granted at an exercise price equal to the fair market value on the date of issuance.

Chief Executive Officer
In determining the base salary for Bernard J. Beaudoin, the Chairman of the Board, President and Chief Executive Officer through September 2003, the Compensation Committee considered:

o	financial performance of the company;
o	cost and quality of services provided;
o	leadership in enhancing the long-term value of the company; and
o	relevant salary data including information supplied by the Edison Electric Institute.

Incentive awards to Mr. Beaudoin in 2003 under the Annual Incentive Plan and Long-Term Incentive Plan were determined in the same manner as other executive officers. The 2003 base salary and incentive awards for William H. Downey, President and Chief Executive Officer of KCP&L since October 2003, were determined in the same manner as other executive officers.

COMPENSATION COMMITTEE
William C. Nelson (Chairman)
Mark A. Ernst
William K. Hall
James A. Mitchell
Robert H. West

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Great Plains Energy
The information regarding security ownership of the directors and executive officers of Great Plains Energy contained in the section titled “Security Ownership of Directors and Officers” of the Proxy Statement is incorporated by reference.

KCP&L
Great Plains Energy is the sole shareholder of KCP&L. The following table shows beneficial ownership of Great Plains Energy’s common stock by the named executive officers, directors and all directors and executive officers of KCP&L as of February 28, 2003, (with the exception of shares held in the Employee Savings Plus Plan, which is reported as of December 31, 2003). The total of all shares owned by directors and executive officers represents less than 1% of Great Plains Energy’s common stock.

	Shares of Common Stock
Name of Beneficial Owner	Beneficially Owned

Named Executive Officers
Bernard J. Beaudoin	20,445	(1)
Michael J. Chesser	36,874	(1)
William H. Downey	58,252	(1)
Andrea F. Bielsker	20,793	(1)
Stephen T. Easley	11,607	(1)
William P. Herdegen, III	8,519	(1)

Other Directors
David L. Bodde	7,649	(2)
Mark A. Ernst	6,255
Randall C. Ferguson, Jr.	2,014
William K. Hall	9,481
Luis A. Jimenez	2,304
James A. Mitchell	2,908
William C. Nelson	2,625
Linda H. Talbott	8,317
Robert H. West	5,969	(3)
All KCP&L Executive Officers and
Directors As A Group (18 persons)	232,753	(1)

(1)	Includes restricted stock and exercisable non-qualified stock options.

o	Restricted Stock: Beaudoin - 10,200 shares; Chesser - 36,874 shares;
Downey - 33,717 shares; Bielsker - 4,550 shares;
Easley - 4,650 shares; and Herdegen, III - 2,263 shares.
o	Exercisable Non-Qualified Stock Options: Downey - 20,000; Bielsker - 13,000;
Easley - 6,000; and Herdegen, III - 6,000.

(2)	The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's mother.
(3)	The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's wife.

Equity Compensation Plan
The information regarding Great Plains Energy’s equity compensation plan is in Item 5, Market for the Registrants’ Common Equity and Related Shareholder Matters, of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Great Plains Energy
The information regarding certain relationships and related transactions regarding Great Plains Energy contained in the section titled “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated by reference.

KCP&L
None.

ITEM 14..PRINCIPAL ACCOUNTING FEES AND SERVICES

Great Plains Energy
The information regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Audit Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2003 and 2002 and for other services rendered during 2003 and 2002 on behalf of KCP&L and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2003	2002

Audit Fees	$227,013	$268,922
Audit-Related Fees	22,000	-
Tax Fees	85,637	30,786
All Other Fees	-	-

Total Fees:	$334,650	$299,708

Audit Fees
Consists of fees billed for professional services rendered for the audits of KCP&L’s annual consolidated financial statements and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; attest services, except those not required by statute or regulation; services related to filings with the Securities and Exchange Commission, including comfort letters, consents, and assistance with and review of documents filed with the Securities and Exchange Commission; and accounting research in support of the audit. Year 2002 fees for services rendered relating to comfort letters, consents, accounting research in support of the audit and assistance with and review of documents filed with the SEC have been reclassified to Audit Fees from Audit-Related Fees to be consistent with the 2003 presentation.

Audit-Related Fees
Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of KCP&L’s consolidated financial statements and are not reported under “Audit Fees”. These services include consultation concerning financial accounting and reporting standards.

Tax Fees
Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, requests for private letter rulings, determination of the tax basis of assets or stock, tax-related matters associated with corporate restructurings and tax research and planning.

All Other Fees
Consists of fees for all other services other than those reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor to Great Plains Energy and its subsidiaries. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted for both Great Plains Energy and KCP&L, and their respective subsidiaries, policies and procedures for the pre-approval of services provided by the independent auditor. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee. The Audit Committee as well may specifically approve audit and permissible non-audit services on a case-by-case basis. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Audit Committee receives quarterly reports regarding the pre-approved services performed by the independent auditor. The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and reports such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

		Page
		No.
	Great Plains Energy

a.	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	60

b.	Consolidated Balance Sheets - December 31, 2003 and 2002	61

c.	Consolidated Statements of Cash Flows - December 31, 2003, 2002 and 2001	63

d.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2003,	64
	2002 and 2001

e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003,	65
	2002 and 2001

f.	Notes to Consolidated Financial Statements	72

g.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Shareholders	124
	of Great Plains Energy

h.	Report of Independent Auditors - PricewaterhouseCoopers LLP to the Board of Directors and	126
	shareholders of Great Plains Energy Incorporated

i.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Stockholders	128
	of DTI Holdings, Inc.

	KCP&L

j.	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	66

k.	Consolidated Balance Sheets - December 31, 2003 and 2002	67

l.	Consolidated Statements of Cash Flows - December 31, 2003, 2002 and 2001	69

m.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2003,	70
	2002 and 2001

n.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003,	71
	2002 and 2001

o.	Notes to Consolidated Financial Statements	72

p.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors of KCP&L	125

q.	Report of Independent Auditors - PricewaterhouseCoopers LLP to the Board of Directors and	127
	Shareholder of Kansas City Power & Light Company

r.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Stockholders	128
	of DTI Holdings, Inc.

Financial Statement Schedules

	Great Plains Energy

a.	Schedule II - Valuation and Qualifying Accounts and Reserves	151

b.	Report of Independent Auditors on Financial Statement Schedule - PricewaterhouseCoopers LLP to	153
	the Board of Directors of Great Plains Energy Incorporated

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	152

d.	Report of Independent Auditors on Financial Statement Schedule - PricewaterhouseCoopers LLP to	154
	the Board of Directors of Kansas City Power & Light Company

Exhibits

Great Plains Energy Documents
Exhibit
Number		Description of Document

2.1	*	Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy
Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

3.1.a	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001
(Exhibit 3.i to Form 8-K filed October 1, 2001).

3.1.b	*	By-laws of Great Plains Energy Incorporated, as amended September 16, 2003 (Exhibit 3.1 to Form
10-Q for the period ended September 30, 2003).

4.1.a	*	Resolution of Board of Directors Establishing 3.80% Cumulative Preferred Stock (Exhibit 2-R to
Registration Statement, Registration No. 2-40239).

4.1.b	*	Resolution of Board of Directors Establishing 4.50% Cumulative Preferred Stock (Exhibit 2-T to
Registration Statement, Registration No. 2-40239).

4.1.c	*	Resolution of Board of Directors Establishing 4.20% Cumulative Preferred Stock (Exhibit 2-U to
Registration Statement, Registration No. 2-40239).

4.1.d	*	Resolution of Board of Directors Establishing 4.35% Cumulative Preferred Stock (Exhibit 2-V to
Registration Statement, Registration No. 2-40239).

10.1.a	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the
year ended December 31, 2002).

10.1.b	+	Annual Incentive Compensation Plan dated February 2004.

10.1.c	*+	Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended
December 31, 1995).

10.1.d	*+	Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the period ended March 31, 2003).

10.1.e	*+	Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to
Form 10-K for the year ended December 31, 2000).

10.1.f	*+	Conforming Amendment to Severance Agreements with certain executive officers (Exhibit 10.1.b to
Form 10-Q for the period ended March 31, 2003).

10.1.g	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated
effective October 1, 2003 (Exhibit 10.1.a to Form 10-Q for the period ended September 30, 2003).

10.1.h	*+	Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form 10-Q for the period ended March 31,
2000).

10.1.i	*+	Description of Compensation Arrangements of Michael J. Chesser (Exhibit 10.1.b to Form 10-Q for
the period ended September 30, 2003).

10.1.j	*+	Employment Agreement between Strategic Energy, L.L.C. and Richard M. Zomnir dated June 13, 2002
(Exhibit 10.1.h to Form 10-K for the year ended December 31, 2002).

10.1.k	+	Agreement and Release dated November 10, 2003, between Great Plains Energy Incorporated and
Bernard J. Beaudoin.

10.1.l	*	Settlement Agreement and Plan Term Sheet dated as of March 14, 2003, by and between DTI Holdings,
Inc., KLT Telecom Inc., KLT Inc., Great Plains Energy Incorporated, Kansas City Power & Light
Company, Oaktree Capital Management, LLC, The Bank of New York, First Plaza Contrarian Capital
Advisors and Pacholder Associates Inc. (Exhibit 10.1.d to Form 10-Q for the period ended March 31,
2003).

10.1.m	*	First Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code dated
March 31, 2003, of Digital Teleport Inc., DTI Holdings, Inc. and Digital Teleport of Virginia,
Inc. (Exhibit 10.1.e to Form 10-Q for the period ended March 31, 2003).

10.1.n	*	Settlement Agreement dated as of December 23, 2002, by and between Digital Teleport, Inc., the
Official Unsecured Creditors Committee of Digital Teleport, Inc., KLT Inc., KLT Telecom Inc.,
Kansas City Power & Light Company and Great Plains Energy Incorporated (Exhibit 10.1.z to Form
10-K for the year ended December 31, 2002).

10.1.o	*	Asset Purchase Agreement dated as of December 26, 2002 by and between Digital Teleport, Inc.,
CenturyTel Fiber Company II, LLC and CenturyTel, Inc. (Exhibit 10.1.aa to Form 10-K for the year ended December 31, 2002).

10.1.p	*	Credit Agreement dated as of March 7, 2003 by and among Great Plains Energy Incorporated, Bank
One, NA, BNP Paribas, The Bank of New York, LaSalle Bank National Association, The Bank of Nova
Scotia, Bank of America, N.A., PNC Bank National Association, Cobank, ACB, U.S. Bank, National
Association and Merrill Lynch Bank USA (Exhibit 10.1.c to Form 10-Q for the period ended March 31,
2003).

10.1.q	*	Credit Agreement, dated as of June 11, 2003, by and among Strategic Energy, L.L.C., the financial institutions from time to time parties thereto as lenders, and LaSalle Bank National Association
(Exhibit 10.1.a to Form 10-Q for the period ended June 30, 2003).

10.1.r	*	Limited Guaranty Issued by Great Plains Energy Incorporated, dated as of June 11, 2003, in favor of the lenders under that certain Credit Agreement, dated as of June 11, 2003, by and among
Strategic Energy, L.L.C., the financial institutions from time to time parties thereto as lenders, and LaSalle Bank National Association (Exhibit 10.1.b to Form 10-Q for the period ended June 30,
2003).

10.1.s	*	Guarantee Amount Amendment Agreement dated July 31, 2003, among Great Plains Energy Incorporated,
Strategic Energy, L.L.C. and LaSalle Bank National Association (Exhibit 10.1.b to Form 10-Q for
the period ended June 30, 2003).

10.1.t	*	General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy,
L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23,
2002 (Exhibit 10.1.a. to Form 10-Q for the period ended June 30, 2002).

10.1.u	*	Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in
favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002
(Exhibit 10.1.b. to Form 10-Q for the period ended June 30, 2002).

10.1.v	*	Guaranty issued by Great Plains Energy Incorporated, dated as of June 30, 2003, in favor of El
Paso Merchant Energy, L.P. (Exhibit 10.1.c to Form 10-Q for the period ended June 30, 2003).

10.1.w	*	First Amendment to Guarantee by and between Great Plains Energy Incorporated and El Paso Merchant
Energy, dated as of July 29, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended June 30, 2003).

10.1.x	*	Guaranty issued by Great Plains Energy Incorporated in favor of Coral Power, L.L.C., dated as of
September 12, 2002, and First Amendment to Guaranty by and between Great Plains Energy
Incorporated and Coral Power, L.L.C. dated as of March 7, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended March 31, 2003).

10.1.y	*	Second Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C. dated as of May 9, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended June 30, 2003).

10.1.z	*	Third Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C., dated as of May 30, 2003 (Exhibit 10.1.g to Form 10-Q for the period ended June 30, 2003).

10.1.aa	*	Fourth Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C., dated as of August 29, 2003 (Exhibit 10.1.c to Form 10-Q for the period ended September
30, 2003).

10.1.bb	*	Guaranty Extension by and between Great Plains Energy Incorporated and Coral Power, L.L.C., dated as of September 11, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended September 30, 2003).

10.1.cc	*	Agreement and Plan of Merger among Environmental Lighting Concepts, Inc., Mark R. Schroeder and
Gregory J. Orman, Innovative Energy Consultants Inc. and Great Plains Energy Incorporated dated
November 7, 2002 (Exhibit 10 to Form 8-K dated November 7, 2002).

10.1.dd		Guaranty issued by Great Plains Energy Incorporated, dated as of March 1, 2004, in favor of
Cincinnati Gas & Electric Company.

12.1		Computation of Ratio of Earnings to Fixed Charges.

16.1	*	Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A dated February 8, 2002).

21.1		List of Subsidiaries of Great Plains Energy Incorporated.

23.1.a		Consent of Counsel.

23.1.b		Independent Auditors' Consent-Deloitte & Touche LLP.

23.1.c		Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.1.d		Independent Auditors' Consent-Deloitte & Touche LLP.

24.1		Powers of Attorney.

31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.1		Section 1350 Certifications.

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

Great Plains Energy agrees to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

KCP&L Documents
Exhibit
Number		Description of Document

2.2	*	Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated
and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1,
2001).

3.2.a	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001
(Exhibit 3-(i) to Form 10-Q for the period ended September 30, 2001).

3.2.b	*	By-laws of Kansas City Power & Light Company, as amended September 16, 2003 (Exhibit 3.2 to Form 10-Q for the period ended September 30, 2003).

4.2.a	*	General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light
Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb
to Form 10-K for the year ended December 31, 1986).

4.2.b	*	Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-y to Form 10-K for the year ended December 31, 1991).

4.2.c	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1992).

4.2.d	*	Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-z to Registration Statement, Registration No. 33-54196).

4.2.e	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986
(Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1993).

4.2.f	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986
(Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.g	*	Ninth Supplemental Indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986
(Exhibit 4-h to Form 10-K for year ended December 31, 1993).

4.2.h	*	Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light
Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.i	*	Indenture for Medium-Term Note Program dated as of November 15, 1992, between Kansas City Power & Light
Company and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).

4.2.j	*	Amended and Restated Declaration of Trust of Kansas City Power & Light Company Financing I dated
April 15, 1997 (Exhibit 4-a to Form 10-Q for the period ended March 31, 1997).

4.2.k	*	Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee
(Exhibit 4-b to Form 10-Q for the period ended March 31, 1997).

4.2.l	*	First Supplemental Indenture dated as of April 1, 1997 to the Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q for the
period ended March 31, 1997).

4.2.m	*	Preferred Securities Guarantee Agreement dated April 15, 1997 (Exhibit 4-d to Form 10-Q for the period ended March 31, 1997).

4.2.n	*	Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and
$250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of
December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to
Report on Form 8-K dated December 18, 2000).

4.2.o	*	Indenture for $225 million aggregate principal amount of 6.00% Senior Notes due 2007, Series B, dated
March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to
Form 10-Q for the period ended March 31, 2002).

10.2.a	*	Railcar Lease dated as of April 15, 1994, between Shawmut Bank Connecticut, National Association, and
Kansas City Power & Light Company (Exhibit 10 to Form 10-Q for the period ended June 30, 1994).

10.2.b	*	Railcar Lease dated as of January 31, 1995, between First Security Bank of Utah, National Association, and Kansas City Power & Light Company (Exhibit 10-o to Form 10-K for the year ended December 31, 1994).

10.2.c	*	Railcar Lease dated as of September 8, 1998, with CCG Trust Corporation (Exhibit 10(b) to Form 10-Q for the period ended September 30, 1998).

10.2.d	*	Amended and Restated Lease dated as of October 12, 2001 between Kansas City Power & Light Company and
Wells Fargo Bank Northwest, National Association (Exhibit 10.2.d to Form 10-K for the year ended
December 31, 2001).

10.2.e	*	Purchase and Sale Agreement dated October 29, 1999 between Kansas City Power & Light Company and Kansas
City Power & Light Receivables Company (Exhibit 10-m to Form 10-K for year ended December 31, 1999).

10.2.f	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated
December 5, 2002, relating to City of Burlington, Kansas, Environmental Improvement Revenue Refunding
Bonds, Series 1993A and 1993B in the aggregate amount of $79,000,000.

12.2		Computation of Ratio of Earnings to Fixed Charges.

16.2	*	Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A dated February 8, 2002).

23.2.a		Consent of Counsel.

23.2.b		Independent Auditors' Consent-Deloitte & Touche, LLP.

23.2.c		Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.2.d		Independent Auditors' Consent-Deloitte & Touche, LLP.

24.2		Powers of Attorney.

31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.

31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.2	Section 1350 Certifications.

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

KCP&L agrees to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of KCP&L and its subsidiaries on a consolidated basis.

Reports on Form 8-K

Great Plains Energy
Great Plains Energy furnished on October 23, 2003, a report on Form 8-K dated October 22, 2003, furnishing a press release regarding third quarter 2003 earnings information.

Great Plains Energy filed on November 13, 2003, a report on Form 8-K dated November 12, 2003, regarding the statement by Moody’s Investors Service announcing the downgrade of its ratings of KCP&L securities.

Great Plains Energy filed on December 5, 2003, a report on Form 8-K dated December 5, 2003, regarding the provision of a notice to its directors and officers pursuant to Rule 104(b)(2) of Regulation BTR with respect to the transition and blackout periods under the Great Plains Energy Incorporated Employee Savings Plus (ESP) Plan and the Capital Accumulation Plan.

Great Plains Energy furnished on February 5, 2004, a report on Form 8-K dated February 4, 2004, furnishing a press release regarding fourth quarter 2003 and full year 2003 earnings.

Great Plains Energy filed on February 11, 2004, a report on Form 8-K dated February 9, 2004, regarding a letter agreement between SE Holdings, L.L.C. (SE Holdings), and Innovative Energy Consultants Inc. on behalf of certain of its affiliates agreeing to a procedure for determining the fair market value of its ownership interest in Custom Energy Holdings, L.L.C. (Custom Energy) subject to a put option, providing for SE Holdings to exercise its put option with respect to all but one unit of each of its respective series of ownership interest in Custom Energy, and further providing that Richard M. Zomnir, President and Chief Executive Officer of Strategic Energy, L.L.C, will resign such positions upon consummation of the transaction.

KCP&L
KCP&L furnished on October 23, 2003, a report on Form 8-K dated October 22, 2003, furnishing a press release regarding third quarter 2003 earnings information.

KCP&L furnished on February 5, 2004, a report on Form 8-K dated February 4, 2004, furnishing a press release regarding fourth quarter 2003 and full year 2003 earnings.

Schedule II — Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001

		Additions

		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period

	(millions)
Year Ended December 31, 2003:
Allowance for uncollectible accounts	$8.8	$5.1	$2.8	(a)	$8.2	(b)	$8.5
Legal reserves	3.8	3.3	-		3.1	(c)	4.0
Environmental reserves	1.9	-	-		0.1	(d)	1.8
Tax valuation allowance (e)	15.8	(15.8)	-		-		-
Discontinued operations	1.7	-	-		1.7	(f)	-

Year Ended December 31, 2002:
Allowance for uncollectible accounts	$6.7	$7.6	$3.4	(a)	$8.9	(b)	$8.8
Legal reserves	2.0	3.5	-		1.7	(c)	3.8
Environmental reserves	1.9	-	-		-		1.9
Tax valuation allowance	15.8	-	-		-		15.8
Discontinued operations (g)	1.8	2.3	0.6	(h)	3.0	(i)	1.7

Year Ended December 31, 2001:
Allowance for uncollectible accounts	$6.7	$5.5	$2.9	(a)	$8.4	(b)	$6.7
Legal reserves	1.6	0.9	-		0.5	(c)	2.0
Environmental reserves	2.0	-	-		0.1	(d)	1.9
Tax valuation allowance (e)	-	15.8	-		-		15.8
Discontinued operations (j)	1.9	1.6	-		1.7	(k)	1.8

Note 1: On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. Great Plains Energy’s Valuation and Qualifying Accounts have been recast to reflect RSAE as discontinued operations for the years ended December 31, 2002 and 2001.

(a)	Recoveries. Charged to other accounts for the year ended December 31, 2002, includes the establishment of an allowance of $0.3 million.
(b)	Uncollectible accounts charged off. Deductions for the year ended December 31, 2001, includes an adjustment of
$1.2 million based on a change in estimated collectibility.
(c)	Payment of claims.
(d)	Payment of expenses.
(e)	A tax valuation allowance of $15.8 million was recorded at KLT Telecom in 2001 to reduce the income tax benefits arising primarily form DTI's 2001 abandonment of its $104.0 million of long-haul assets. The allowance was necessary due to the uncertainty of recognizing future tax deductions while DTI is in the bankruptcy process. The allowance was reversed in 2003 after confirmation of the DTI restructuring plan.
(f)	On June 13, 2003, HSS' board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE.
(g)	Discontinued operations at December 31, 2002, include property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(h)	The establishment of medical insurance reserves and contributions from Cobra insurance premiums and recoveries.
(i)	Payment of claims on property and casualty and medical insurance reserves, expenses incurred on warranty repair reserves, inventory reserve adjustments and uncollectible accounts charged off.
(j)	Discontinued operations at December 31, 2001, include property and casualty insurance reserves, inventory reserves and warranty repair reserves for RSAE.
(k)	Payment of claims on property and casualty insurance reserves, expenses incurred on warranty repair reserves and uncollectible accounts charged off.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001

		Additions

		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period

	(millions)
Year Ended December 31, 2003:
Allowance for uncollectible accounts	$5.6	$3.5	$2.7	(a)	$6.9	(b)	$4.9
Legal reserves	3.8	3.1	-		3.1	(c)	3.8
Environmental reserves	1.9	-	-		0.1	(d)	1.8
Discontinued operations	1.7	-	-		1.7	(e)	-

Year Ended December 31, 2002:
Allowance for uncollectible accounts	$5.8	$3.5	$2.9	(a)	$6.6	(b)	$5.6
Legal reserves	2.0	3.5	-		1.7	(c)	3.8
Environmental reserves	1.9	-	-		-		1.9
Discontinued operations (f)	1.8	2.3	0.6	(g)	3.0	(h)	1.7

Year Ended December 31, 2001:
Allowance for uncollectible accounts	$6.7	$4.7	$2.9	(a)	$8.5	(b)	$5.8
Legal reserves	1.6	0.9	-		0.5	(c)	2.0
Environmental reserves	2.0	-	-		0.1	(d)	1.9
Discontinued operations (i)	1.9	1.6	-		1.7	(j)	1.8

Note 1: On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. KCP&L’s Valuation and Qualifying Accounts have been recast to reflect RSAE as discontinued operations for the years ended December 31, 2002 and 2001.

(a)	Recoveries
(b)	Uncollectible accounts charged off. Deductions for the year ended December 31, 2001, include an adjustment of
$1.2 million based on a change in estimated collect ability and an adjustment of $0.9 million related to Strategic
Energy reflecting the October 1, 2001, KCP&L dividend of its 100% ownership of KLT Inc. to Great Plains Energy.
(c)	Payment of claims.
(d)	Payment of expenses.
(e)	On June 13, 2003, HSS' board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE.
(f)	Discontinued operations at December 31, 2002, include property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(g)	The establishment of medical insurance reserves and contributions from Cobra insurance premiums and recoveries.
(h)	Payment of claims on property and casualty and medical insurance reserves, expenses incurred on warranty repair reserves and inventory reserve adjustments and uncollectible accounts charged off.
(i)	Discontinued operations at December 31, 2001, include property and casualty insurance reserves, inventory reserves and warranty repair reserves for RSAE.
(j)	Payment of claims on property and casualty insurance reserves, expenses incurred on warranty repair reserves and uncollectible accounts charged off.

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of
Great Plains Energy Incorporated:

Our audits of the consolidated financial statements of Great Plains Energy Incorporated referred to in our report dated February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 9 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003, appearing in this Form 10-K also included an audit of the 2001 information included in the financial statement schedule in this Form 10-K. In our opinion, the 2001 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to
the reclassification to the 2001 financial
statement schedule information relating to
the discontinued operations as described in
Note 1 as to which the date is
August 13, 2003

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of
Kansas City Power & Light Company:

Our audits of the consolidated financial statements of Kansas City Power & Light Company referred to in our report (which has an explanatory paragraph regarding the corporate reorganization which occurred on October 1, 2001) dated February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 9 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003, appearing in this Form 10-K also included an audit of the 2001 information included in the financial statement schedule in this Form 10-K. In our opinion, the 2001 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to
the reclassification to the 2001 financial
statement schedule information relating to
the discontinued operations as described in
Note 1 as to which the date is
August 13, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: March 10, 2004	By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
	Chairman of the Board and Chief Executive	)
/s/Michael J. Chesser	Officer	)
Michael J. Chesser	(Principal Executive Officer))
)
	Senior Vice President - Finance,	)
/s/Andrea F. Bielsker	Chief Financial Officer and	)
Andrea F. Bielsker	Treasurer	)
(Principal Financial Officer))
)
/s/Lori A. Wright	Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)	March 10, 2004
)
/s/William H. Downey	Director	)
William H. Downey		)
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By	/s/Michael J.Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: March 10, 2004	By: /s/ William H. Downey
William H. Downey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
	President and Chief Executive Officer and	)
/s/ William H. Downey	Director	)
William H. Downey	(Principal Executive Officer))
)
	Senior Vice President - Finance,	)
/s/Andrea F. Bielsker	Chief Financial Officer and	)
Andrea F. Bielsker	Treasurer	)
(Principal Financial Officer))
)
/s/Lori A. Wright	Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)	March 10, 2004
)
/s/Michael J. Chesser	Chairman of the Board	)
Michael J. Chesser		)
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By	/s/Michael J.Chesser
Michael J. Chesser
Attorney-in-Fact*

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.
KCP&L did not send any annual report to security holders covering its last fiscal year, and did not send any proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual or other meeting of security holders.