Form 10-K/A
period 2003-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2004-04-14
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L) separately file this Amendment No. 1 on Form 10-K/A to the combined Annual Report on Form 10-K for the year ended December 31, 2003. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

Explanatory Note

Great Plains Energy and KCP&L separately filed on March 10, 2004, their combined Annual Report on Form 10-K for the year ended December 31, 2003 (2003 10-K). Subsequent to the filing, a typographical error was discovered in the date paragraph of the PricewaterhouseCoopers LLP Reports of Independent Auditors contained in Item 8 of the 2003 10-K. The date paragraph reference to Note 9 should have been Note 4. The same typographical error was discovered in the Reports of Independent Auditors on Financial Statement Schedule contained in Item 15 of the 2003 10-K.

Amendment No. 1 sets forth Items 8 and 15 of the 2003 10-K in their entirety, as amended to include the corrected Reports of Independent Auditors of PricewaterhouseCoopers LLP. There are no other changes to Item 8. Item 15 is also amended to reflect the page numbers of the financial schedules in this Amendment No. 1 and to reflect the incorporation by reference of certain exhibits filed with the 2003 10-K. There are no other changes to Item 15.

The chief executive officer and the chief financial officer of each of Great Plains Energy and KCP&L have determined that the filing of this Amendment No. 1 on Form 10-K/A and the amended Reports of Independent Auditors of PricewaterhouseCoopers LLP contained herein have not altered their conclusions with regard to the disclosure controls and procedures of the respective companies as set forth in Item 9A of the 2003 10-K.

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 4 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003

Report of Independent Auditors

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

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 4 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of DTI Holdings, Inc.

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

St. Louis, Missouri
January 30, 2002

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

		Page
		No.
	Great Plains Energy

a.	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	5

b.	Consolidated Balance Sheets - December 31, 2003 and 2002	6

c.	Consolidated Statements of Cash Flows - December 31, 2003, 2002 and 2001	8

d.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2003,	9
	2002 and 2001

e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003,	10
	2002 and 2001

f.	Notes to Consolidated Financial Statements	17

g.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Shareholders	69
	of Great Plains Energy

h.	Report of Independent Auditors - PricewaterhouseCoopers LLP to the Board of Directors and	71
	shareholders of Great Plains Energy Incorporated

i.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Stockholders	73
	of DTI Holdings, Inc.

	KCP&L

j.	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	11

k.	Consolidated Balance Sheets - December 31, 2003 and 2002	12

l.	Consolidated Statements of Cash Flows - December 31, 2003, 2002 and 2001	14

m.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2003,	15
	2002 and 2001

n.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2003,	16
	2002 and 2001

o.	Notes to Consolidated Financial Statements	17

p.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors of KCP&L	70

q.	Report of Independent Auditors - PricewaterhouseCoopers LLP to the Board of Directors and	72
	Shareholder of Kansas City Power & Light Company

r.	Independent Auditors' Report - Deloitte & Touche LLP to the Board of Directors and Stockholders	73
	of DTI Holdings, Inc.

Financial Statement Schedules

	Great Plains Energy

a.	Schedule II - Valuation and Qualifying Accounts and Reserves	83

b.	Report of Independent Auditors on Financial Statement Schedule - PricewaterhouseCoopers LLP to	85
	the Board of Directors of Great Plains Energy Incorporated

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	84

d.	Report of Independent Auditors on Financial Statement Schedule - PricewaterhouseCoopers LLP to	86
	the Board of Directors of Kansas City Power & Light Company

Exhibits

Great Plains Energy Documents
Exhibit
Number		Description of Document

2.1	*	Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy
Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

3.1.a	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001
(Exhibit 3.i to Form 8-K filed October 1, 2001).

3.1.b	*	By-laws of Great Plains Energy Incorporated, as amended September 16, 2003 (Exhibit 3.1 to Form
10-Q for the period ended September 30, 2003).

4.1.a	*	Resolution of Board of Directors Establishing 3.80% Cumulative Preferred Stock (Exhibit 2-R to
Registration Statement, Registration No. 2-40239).

4.1.b	*	Resolution of Board of Directors Establishing 4.50% Cumulative Preferred Stock (Exhibit 2-T to
Registration Statement, Registration No. 2-40239).

4.1.c	*	Resolution of Board of Directors Establishing 4.20% Cumulative Preferred Stock (Exhibit 2-U to
Registration Statement, Registration No. 2-40239).

4.1.d	*	Resolution of Board of Directors Establishing 4.35% Cumulative Preferred Stock (Exhibit 2-V to
Registration Statement, Registration No. 2-40239).

10.1.a	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the
year ended December 31, 2002).

10.1.b	*+	Annual Incentive Compensation Plan dated February 2004 (Exhibit 10.1.b to Form 10-K for the year ended
December 31, 2003).

10.1.c	*+	Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended
December 31, 1995).

10.1.d	*+	Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the period ended March 31, 2003).

10.1.e	*+	Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to
Form 10-K for the year ended December 31, 2000).

10.1.f	*+	Conforming Amendment to Severance Agreements with certain executive officers (Exhibit 10.1.b to
Form 10-Q for the period ended March 31, 2003).

10.1.g	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated
effective October 1, 2003 (Exhibit 10.1.a to Form 10-Q for the period ended September 30, 2003).

10.1.h	*+	Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form 10-Q for the period ended March 31,
2000).

10.1.i	*+	Description of Compensation Arrangements of Michael J. Chesser (Exhibit 10.1.b to Form 10-Q for
the period ended September 30, 2003).

10.1.j	*+	Employment Agreement between Strategic Energy, L.L.C. and Richard M. Zomnir dated June 13, 2002
(Exhibit 10.1.h to Form 10-K for the year ended December 31, 2002).

10.1.k	*+	Agreement and Release dated November 10, 2003, between Great Plains Energy Incorporated and
Bernard J. Beaudoin (Exhibit 10.1.k to Form 10-K for the year ended December 31, 2003).

10.1.l	*	Settlement Agreement and Plan Term Sheet dated as of March 14, 2003, by and between DTI Holdings,
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
Strategic Energy, L.L.C., the financial institutions from time to time parties thereto as lenders, and LaSalle Bank National Association (Exhibit 10.1.b to Form 10-Q for the period ended June 30,
2003).

10.1.s	*	Guarantee Amount Amendment Agreement dated July 31, 2003, among Great Plains Energy Incorporated,
Strategic Energy, L.L.C. and LaSalle Bank National Association (Exhibit 10.1.b to Form 10-Q for
the period ended June 30, 2003).

10.1.t	*	General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy,
L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23,
2002 (Exhibit 10.1.a. to Form 10-Q for the period ended June 30, 2002).

10.1.u	*	Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in
favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002
(Exhibit 10.1.b. to Form 10-Q for the period ended June 30, 2002).

10.1.v	*	Guaranty issued by Great Plains Energy Incorporated, dated as of June 30, 2003, in favor of El
Paso Merchant Energy, L.P. (Exhibit 10.1.c to Form 10-Q for the period ended June 30, 2003).

10.1.w	*	First Amendment to Guarantee by and between Great Plains Energy Incorporated and El Paso Merchant
Energy, dated as of July 29, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended June 30, 2003).

10.1.x	*	Guaranty issued by Great Plains Energy Incorporated in favor of Coral Power, L.L.C., dated as of
September 12, 2002, and First Amendment to Guaranty by and between Great Plains Energy
Incorporated and Coral Power, L.L.C. dated as of March 7, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended March 31, 2003).

10.1.y	*	Second Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C. dated as of May 9, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended June 30, 2003).

10.1.z	*	Third Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C., dated as of May 30, 2003 (Exhibit 10.1.g to Form 10-Q for the period ended June 30, 2003).

10.1.aa	*	Fourth Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power,
L.L.C., dated as of August 29, 2003 (Exhibit 10.1.c to Form 10-Q for the period ended September
30, 2003).

10.1.bb	*	Guaranty Extension by and between Great Plains Energy Incorporated and Coral Power, L.L.C., dated as of September 11, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended September 30, 2003).

10.1.cc	*	Agreement and Plan of Merger among Environmental Lighting Concepts, Inc., Mark R. Schroeder and
Gregory J. Orman, Innovative Energy Consultants Inc. and Great Plains Energy Incorporated dated
November 7, 2002 (Exhibit 10 to Form 8-K dated November 7, 2002).

10.1.dd	*	Guaranty issued by Great Plains Energy Incorporated, dated as of March 1, 2004, in favor of
Cincinnati Gas & Electric Company (Exhibit 10.1.dd to Form 10-K for the year ended December 31, 2003).

12.1	*	Computation of Ratio of Earnings to Fixed Charges (Exhibit 12.1 to Form 10-K for the year ended December 31, 2003).

16.1	*	Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A dated February 8, 2002).

21.1	*	List of Subsidiaries of Great Plains Energy Incorporated (Exhibit 21.1 to Form 10-K for the year ended December 31, 2003).

23.1.a	*	Consent of Counsel (Exhibit 23.1.a to Form 10-K for the year ended December 31, 2003).

23.1.b		Independent Auditors' Consent-Deloitte & Touche LLP.

23.1.c		Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.1.d		Independent Auditors' Consent-Deloitte & Touche LLP.

24.1		Powers of Attorney.

31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.1	Section 1350 Certifications.

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

KCP&L Documents
Exhibit
Number		Description of Document

2.2	*	Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated
and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1,
2001).

3.2.a	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001
(Exhibit 3-(i) to Form 10-Q for the period ended September 30, 2001).

3.2.b	*	By-laws of Kansas City Power & Light Company, as amended September 16, 2003 (Exhibit 3.2 to Form 10-Q for the period ended September 30, 2003).

4.2.a	*	General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light
Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb
to Form 10-K for the year ended December 31, 1986).

4.2.b	*	Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-y to Form 10-K for the year ended December 31, 1991).

4.2.c	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1992).

4.2.d	*	Sixth Supplemental Indenture dated as of November 1, 1992, to Indenture dated as of December 1, 1986
(Exhibit 4-z to Registration Statement, Registration No. 33-54196).

4.2.e	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986
(Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1993).

4.2.f	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986
(Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.g	*	Ninth Supplemental Indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986
(Exhibit 4-h to Form 10-K for year ended December 31, 1993).

4.2.h	*	Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light
Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.i	*	Indenture for Medium-Term Note Program dated as of November 15, 1992, between Kansas City Power & Light
Company and The Bank of New York (Exhibit 4-aa to Registration Statement, Registration No. 33-54196).

4.2.j	*	Amended and Restated Declaration of Trust of Kansas City Power & Light Company Financing I dated
April 15, 1997 (Exhibit 4-a to Form 10-Q for the period ended March 31, 1997).

4.2.k	*	Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee
(Exhibit 4-b to Form 10-Q for the period ended March 31, 1997).

4.2.l	*	First Supplemental Indenture dated as of April 1, 1997 to the Indenture dated as of April 1, 1997 between the Company and The First National Bank of Chicago, Trustee (Exhibit 4-c to Form 10-Q for the
period ended March 31, 1997).

4.2.m	*	Preferred Securities Guarantee Agreement dated April 15, 1997 (Exhibit 4-d to Form 10-Q for the period ended March 31, 1997).

4.2.n	*	Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and
$250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of
December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to
Report on Form 8-K dated December 18, 2000).

4.2.o	*	Indenture for $225 million aggregate principal amount of 6.00% Senior Notes due 2007, Series B, dated
March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to
Form 10-Q for the period ended March 31, 2002).

10.2.a	*	Railcar Lease dated as of April 15, 1994, between Shawmut Bank Connecticut, National Association, and
Kansas City Power & Light Company (Exhibit 10 to Form 10-Q for the period ended June 30, 1994).

10.2.b	*	Railcar Lease dated as of January 31, 1995, between First Security Bank of Utah, National Association, and Kansas City Power & Light Company (Exhibit 10-o to Form 10-K for the year ended December 31, 1994).

10.2.c	*	Railcar Lease dated as of September 8, 1998, with CCG Trust Corporation (Exhibit 10(b) to Form 10-Q for the period ended September 30, 1998).

10.2.d	*	Amended and Restated Lease dated as of October 12, 2001 between Kansas City Power & Light Company and
Wells Fargo Bank Northwest, National Association (Exhibit 10.2.d to Form 10-K for the year ended
December 31, 2001).

10.2.e	*	Purchase and Sale Agreement dated October 29, 1999 between Kansas City Power & Light Company and Kansas
City Power & Light Receivables Company (Exhibit 10-m to Form 10-K for year ended December 31, 1999).

10.2.f	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated
December 5, 2002, relating to City of Burlington, Kansas, Environmental Improvement Revenue Refunding
Bonds, Series 1993A and 1993B in the aggregate amount of $79,000,000.

12.2	*	Computation of Ratio of Earnings to Fixed Charges (Exhibit 12.2 to Form 10-K for the year ended December 31, 2003).

16.2	*	Letter of PricewaterhouseCoopers LLP (Exhibit 16 to Form 8-K/A dated February 8, 2002).

23.2.a	*	Consent of Counsel (Exhibit 23.2.a to Form 10-K for the year ended December 31, 2003).

23.2.b		Independent Auditors' Consent-Deloitte & Touche, LLP.

23.2.c		Consent of Independent Accountants - PricewaterhouseCoopers LLP.

23.2.d		Independent Auditors' Consent-Deloitte & Touche, LLP.

24.2		Powers of Attorney.

31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.

31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.2	Section 1350 Certifications.

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

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of
Great Plains Energy Incorporated:

Our audits of the consolidated financial statements of Great Plains Energy Incorporated referred to in our report dated February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 4 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003, appearing in this Form 10-K/A also included an audit of the 2001 information included in the financial statement schedule in this Form 10-K/A. In our opinion, the 2001 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Kansas City, Missouri
February 5, 2002, except with respect to
the reclassification to the 2001 financial
statement schedule information relating to
the discontinued operations as described in
Note 1 as to which the date is
August 13, 2003

Report of Independent Auditors on Financial Statement Schedule

To the Board of Directors of
Kansas City Power & Light Company:

Our audits of the consolidated financial statements of Kansas City Power & Light Company referred to in our report (which has an explanatory paragraph regarding the corporate reorganization which occurred on October 1, 2001) dated February 5, 2002, except with respect to the reclassification of the 2001 information in Note 16 as to which the date is May 22, 2002; the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 142 as described in Note 6 as to which the date is February 21, 2003; and the reclassification described in the last paragraph of Note 4 relating to the adoption of Statement of Financial Accounting Standards No. 145, the reclassification to the 2001 financial statements relating to the discontinued operations as described in Note 8, and the 2001 transitional disclosures relating to the adoption of Statement of Financial Accounting Standards No. 143 as described in Note 15 as to which the date is August 13, 2003, appearing in this Form 10-K/A also included an audit of the 2001 information included in the financial statement schedule in this Form 10-K/A. In our opinion, the 2001 information included in this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

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

GREAT PLAINS ENERGY INCORPORATED

Date: April 14, 2004	By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
	Chairman of the Board and Chief Executive	)
/s/Michael J. Chesser	Officer	)
Michael J. Chesser	(Principal Executive Officer))
)
	Senior Vice President - Finance,	)
/s/Andrea F. Bielsker	Chief Financial Officer and	)
Andrea F. Bielsker	Treasurer	)
(Principal Financial Officer))
)
/s/Lori A. Wright	Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)	April 14, 2004
)
/s/William H. Downey	Director	)
William H. Downey		)
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By	/s/Michael J.Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: April 14, 2004	By: /s/ William H. Downey
William H. Downey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
	President and Chief Executive Officer and	)
/s/ William H. Downey	Director	)
William H. Downey	(Principal Executive Officer))
)
	Senior Vice President - Finance,	)
/s/Andrea F. Bielsker	Chief Financial Officer and	)
Andrea F. Bielsker	Treasurer	)
(Principal Financial Officer))
)
/s/Lori A. Wright	Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)	April 14, 2004
)
/s/Michael J. Chesser	Chairman of the Board	)
Michael J. Chesser		)
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By	/s/Michael J.Chesser
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