Form 10-Q
period 2004-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2004-05-07
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from _______ to _______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Great Plains Energy Incorporated Yes X No _ Kansas City Power & Light Company Yes _ No X

As of May 3, 2004 the number of shares outstanding of (i) Great Plains Energy’s common stock was 69,258,755 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the
Company's actions by the Public Utility Holding Company Act of 1935
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o	financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company's pension plan assets and costs
o	ability to maintain current credit ratings
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost, availability and deliverability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition

2003 Form 10-K	Combined 2003 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A
35 Act	Public Utility Holding Company Act of 1935, as amended
ARO	Asset Retirement Obligations
CO2	Carbon Dioxide
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary, HSS
Custom Energy Holdings	Custom Energy Holdings, L.L.C.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FERC	Federal Energy Regulatory Commission
GDP	Gross Domestic Product
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
IAQR	Interstate Air Quality Rule
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
kWh	Kilowatt-hour
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide

Abbreviation or Acronym	Definition

NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
SE Holdings	SE Holdings, L.L.C.
SEC	Securities and Exchange Commission
Securities Trust	KCPL Financing I
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2004	2003

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$91,298	$114,227
Restricted cash	19,556	20,850
Receivables	234,240	240,344
Fuel inventories, at average cost	19,770	22,543
Materials and supplies, at average cost	55,187	56,599
Deferred income taxes	1,716	686
Assets of discontinued operations	27,825	27,830
Other	23,772	14,293

Total	473,364	497,372

Nonutility Property and Investments
Affordable housing limited partnerships	50,461	52,644
Nuclear decommissioning trust fund	77,846	74,965
Other	43,004	44,428

Total	171,311	172,037

Utility Plant, at Original Cost
Electric	4,751,378	4,700,983
Less-accumulated depreciation	2,113,132	2,082,419

Net utility plant in service	2,638,246	2,618,564
Construction work in progress	62,899	53,250
Nuclear fuel, net of amortization of $116,950 and $113,472	28,519	29,120

Total	2,729,664	2,700,934

Deferred Charges
Regulatory assets	146,326	145,627
Prepaid pension costs	103,228	108,247
Goodwill	26,105	26,105
Other deferred charges	33,557	31,628

Total	309,216	311,607

Total	$3,683,555	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2004	2003

	(thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$95,850	$87,000
Current maturities of long-term debt	59,303	59,303
EIRR bonds classified as current	129,288	129,288
Accounts payable	186,525	186,747
Accrued taxes	42,745	39,886
Accrued interest	12,034	11,937
Accrued payroll and vacations	22,994	34,762
Accrued refueling outage costs	4,400	1,760
Supplier collateral	19,556	20,850
Liabilities of discontinued operations	3,855	4,607
Other	22,911	28,944

Total	599,461	605,084

Deferred Credits and Other Liabilities
Deferred income taxes	611,637	609,333
Deferred investment tax credits	36,575	37,571
Asset retirement obligations	108,398	106,694
Pension liability	90,402	89,488
Other	77,565	79,141

Total	924,577	922,227

Capitalization
Common stock equity
Common stock-150,000,000 shares authorized without par value
69,259,203 shares issued, stated value	611,424	611,424
Unearned compensation	(1,580)	(1,633)
Capital stock premium and expense	(7,228)	(7,240)
Retained earnings	389,867	391,750
Treasury stock-448 and 3,265 shares, at cost	(15)	(121)
Accumulated other comprehensive loss	(33,347)	(36,886)

Total	959,121	957,294
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 6)	1,161,396	1,158,345

Total	2,159,517	2,154,639

Commitments and Contingencies (Note 11)

Total	$3,683,555	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Operating Revenues
Electric revenues - KCP&L	$246,535	$234,392
Electric revenues - Strategic Energy	294,111	228,952
Other revenues	832	864

Total	541,478	464,208

Operating Expenses
Fuel	40,600	37,394
Purchased power - KCP&L	12,467	16,073
Purchased power - Strategic Energy	264,354	199,943
Other	79,734	69,505
Maintenance	20,471	22,952
Depreciation and depletion	36,520	35,267
General taxes	24,721	24,408
Gain on property	(35)	(27)

Total	478,832	405,515

Operating income	62,646	58,693
Non-operating income	1,412	1,265
Non-operating expenses	(2,902)	(4,722)
Interest charges	(18,339)	(19,474)

Income from continuing operations before income taxes,
loss from equity investments and minority interest in
subsidiaries	42,817	35,762
Income taxes	12,163	11,131
Loss from equity investments	(307)	(293)
Minority interest in subsidiaries	(845)	(2,254)

Income from continuing operations	29,502	22,084
Loss from discontinued operations, net of income
taxes (Notes 7 and 8)	(2,178)	(7,529)

Net income	27,324	14,555
Preferred stock dividend requirements	411	411

Earnings available for common stock	$26,913	$14,144

Average number of common shares outstanding	69,257	69,190

Basic and diluted earnings per common share
Continuing operations	$0.42	$0.31
Discontinued operations	(0.03)	(0.11)

Basic and diluted earnings per common share	$0.39	$0.20

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Cash Flows from Operating Activities
Net income	$27,324	$14,555
Less: Loss from discontinued operations, net of income taxes	(2,178)	(7,529)

Net income from continuing operations	29,502	22,084
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	36,520	35,267
Amortization of:
Nuclear fuel	3,478	3,460
Other	2,490	2,858
Deferred income taxes (net)	(1,471)	(4,420)
Investment tax credit amortization	(996)	(998)
Loss from equity investments	307	293
Gain on property	(35)	(27)
Minority interest	845	2,254
Other operating activities (Note 4)	(1,291)	33,989

Net cash from operating activities	69,349	94,760

Cash Flows from Investing Activities
Utility capital expenditures	(67,696)	(29,303)
Allowance for borrowed funds used during construction	(397)	(365)
Purchases of investments	(888)	(855)
Purchases of nonutility property	(682)	(4)
Proceeds from disposition of property	1,664	2,110
Hawthorn No. 5 partial insurance recovery	-	3,940
Hawthorn No. 5 partial litigation settlements	813	-
Other investing activities	(3,894)	1,964

Net cash from investing activities	(71,080)	(22,513)

Cash Flows from Financing Activities
Repayment of long-term debt	-	(104,000)
Net change in short-term borrowings	8,850	102,591
Dividends paid	(29,153)	(29,124)
Other financing activities	(895)	(2,163)

Net cash from financing activities	(21,198)	(32,696)

Net Change in Cash and Cash Equivalents	(22,929)	39,551
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	114,227	65,506

Cash and Cash Equivalents from Continuing
Operations at End of Period	$91,298	$105,057

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(106)	$653
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	168	95

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$62	$748

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Stock Equity
(Unaudited)

Three Months Ended March 31	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)

Common Stock	69,259,203	$611,424	69,196,322	$609,497

Unearned Compensation
Beginning balance		(1,633)		-
Compensation expense recognized		53		-

Ending balance		(1,580)		-

Capital Stock Premium and Expense
Beginning balance		(7,240)		(7,744)
Other		12		152

Ending balance		(7,228)		(7,592)

Retained Earnings
Beginning balance		391,750		363,579
Net income		27,324		14,555
Loss on reissuance of treasury stock		(54)		-
Dividends:
Common stock		(28,742)		(28,713)
Preferred stock - at required rates		(411)		(411)

Ending balance		389,867		349,010

Treasury Stock
Beginning balance	(3,265)	(121)	(152)	(4)
Treasury shares acquired	(3,183)	(101)	(10,000)	(237)
Treasury shares reissued	6,000	207	2,879	68

Ending balance	(448)	(15)	(7,273)	(173)

Accumulated Other Comprehensive Loss
Beginning balance		(36,886)		(25,858)
Derivative hedging activity		3,539		3,570
Minimum pension obligation		-		(40)

Ending balance		(33,347)		(22,328)

Total Common Stock Equity		$959,121		$928,414

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Net income	$27,324	$14,555

Other comprehensive income
Gain on derivative hedging instruments	8,087	11,798
Income tax expense	(3,538)	(5,125)

Net gain on derivative hedging instruments	4,549	6,673

Change in minimum pension obligation	-	(66)
Income tax expense	-	26

Net change in minimum pension obligation	-	(40)

Reclassification to revenues and expenses, net of tax	(1,010)	(3,103)

Comprehensive income	$30,863	$18,085

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT
COMPANY Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2004	2003

	(thousands)
ASSETS
Current Assets
Cash and cash equivalents	$307	$26,520
Receivables	90,771	95,635
Fuel inventories, at average cost	19,770	22,543
Materials and supplies, at average cost	55,187	56,599
Deferred income taxes	1,716	686
Other	9,304	8,611

Total	177,055	210,594

Nonutility Property and Investments
Nuclear decommissioning trust fund	77,846	74,965
Other	34,041	34,255

Total	111,887	109,220

Utility Plant, at Original Cost
Electric	4,751,378	4,700,983
Less-accumulated depreciation	2,113,132	2,082,419

Net utility plant in service	2,638,246	2,618,564
Construction work in progress	62,899	53,046
Nuclear fuel, net of amortization of $116,950 and $113,472	28,519	29,120

Total	2,729,664	2,700,730

Deferred Charges
Regulatory assets	146,326	145,627
Prepaid pension costs	102,141	106,888
Other deferred charges	29,245	29,517

Total	277,712	282,032

Total	$3,296,318	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT
COMPANY Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2004	2003

	(thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$850	$-
Notes payable to Great Plains Energy	22,640	21,983
Current maturities of long-term debt	54,500	54,500
EIRR bonds classified as current	129,288	129,288
Accounts payable	75,096	82,353
Accrued taxes	47,580	41,114
Accrued interest	11,782	11,763
Accrued payroll and vacations	18,372	20,486
Accrued refueling outage costs	4,400	1,760
Other	8,186	8,619

Total	372,694	371,866

Deferred Credits and Other Liabilities
Deferred income taxes	642,269	641,673
Deferred investment tax credits	36,575	37,571
Asset retirement obligations	108,398	106,694
Pension liability	84,552	84,434
Other	48,210	52,196

Total	920,004	922,568

Capitalization
Common stock equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	662,041	662,041
Retained earnings	220,941	228,761
Accumulated other comprehensive loss	(34,997)	(35,244)

Total	847,985	855,558
Long-term debt (Note 6)	1,155,635	1,152,584

Total	2,003,620	2,008,142

Commitments and Contingencies (Note 11)

Total	$3,296,318	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
 (Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Operating Revenues
Electric revenues	$246,535	$234,392
Other revenues	441	571

Total	246,976	234,963

Operating Expenses
Fuel	40,600	37,394
Purchased power	12,467	16,073
Other	63,953	57,097
Maintenance	20,466	22,952
Depreciation and depletion	35,944	34,896
General taxes	23,915	23,744
Gain on property	(35)	(27)

Total	197,310	192,129

Operating income	49,666	42,834
Non-operating income	1,190	919
Non-operating expenses	(1,546)	(2,221)
Interest charges	(17,224)	(17,822)

Income from continuing operations before income taxes	32,086	23,710
and minority interest in subsidiaries
Income taxes	12,149	10,590
Minority interest in subsidiaries	1,243	-

Income from continuing operations	21,180	13,120
Loss from discontinued operations, net
of income taxes (Note 8)	-	(1,236)

Net income	$21,180	$11,884

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Cash Flows from Operating Activities
Net income	$21,180	$11,884
Less: Loss from discontinued operations, net of income taxes	-	(1,236)

Net income from continuing operations	21,180	13,120
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	35,944	34,896
Amortization of:
Nuclear fuel	3,478	3,460
Other	1,921	2,289
Deferred income taxes (net)	(591)	(3,263)
Investment tax credit amortization	(996)	(998)
Gain on property	(35)	(27)
Minority interest	(1,243)	-
Other operating activities (Note 4)	13,543	8,324

Net cash from operating activities	73,201	57,801

Cash Flows from Investing Activities
Utility capital expenditures	(67,696)	(29,303)
Allowance for borrowed funds used during construction	(397)	(365)
Purchases of investments	(888)	(855)
Purchases of nonutility property	(19)	(4)
Proceeds from sale of assets	164	110
Hawthorn No. 5 partial insurance recovery	-	3,940
Hawthorn No. 5 partial litigation settlements	813	-
Other investing activities	(3,898)	1,219

Net cash from investing activities	(71,921)	(25,258)

Cash Flows from Financing Activities
Repayment of long-term debt	-	(104,000)
Net change in short-term borrowings	1,507	(80)
Dividends paid to Great Plains Energy	(29,000)	(13,000)
Equity contribution from Great Plains Energy	-	100,000
Other financing activities	-	(6)

Net cash from financing activities	(27,493)	(17,086)

Net Change in Cash and Cash Equivalents	(26,213)	15,457
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	26,520	171

Cash and Cash Equivalents from Continuing
Operations at End of Period	$307	$15,628

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$-	$429
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	-	307

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$736

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Stock Equity
(Unaudited)

Three Months Ended March 31	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	1	$662,041	1	$562,041
Equity contribution from Great Plains Energy	-	-	-	100,000

Ending balance	1	662,041	1	662,041

Retained Earnings
Beginning balance		228,761		209,606
Net income		21,180		11,884
Dividends:
Common stock held by Great Plains Energy		(29,000)		(13,000)

Ending balance		220,941		208,490

Accumulated Other Comprehensive Loss
Beginning balance		(35,244)		(26,614)
Derivative hedging activity		247		810
Minimum pension obligation		-		(40)

Ending balance		(34,997)		(25,844)

Total Common Stock Equity		$847,985		$844,687

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2004	2003

	(thousands)
Net income	$21,180	$11,884

Other comprehensive income
Gain on derivative hedging instruments	404	1,328
Income tax expense	(157)	(518)

Net gain on derivative hedging instruments	247	810

Change in minimum pension obligation	-	(66)
Income tax expense	-	26

Net change in minimum pension obligation	-	(40)

Reclassification to revenues and expenses, net of tax	-	-

Comprehensive income	$21,427	$12,654

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

In management’s opinion, the consolidated interim financial statements reflect all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the applicable financial statements and related notes included in the combined 2003 annual report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A (2003 Form 10-K) of Great Plains Energy and consolidated KCP&L.

1. ORGANIZATION

Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (35 Act). Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries.

Great Plains Energy has five direct subsidiaries:

o	KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy’s two reportable segments. KCP&L’s wholly-owned subsidiary, Home Service Solutions Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). Worry Free is no longer actively pursuing new customers, and management does not anticipate significant additional capital investments in Worry Free. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 8 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an intermediate holding company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy is the other reportable segment of Great Plains Energy. In February 2004, the Company announced its decision to sell the KLT Gas natural gas properties (KLT Gas portfolio) and exit the gas business. See Note 7 for additional information.

o	Great Plain Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation until market conditions improve or the Company makes further changes in its business strategy. The siting and permitting process is currently focused on two potential new generation sites. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

o	Great Plains Energy Services Incorporated (Services) was formed in 2003 as a service company under the 35 Act to provide support and administrative services to Great Plains Energy and certain of its subsidiaries.

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments: KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, and holding company operations.

2. CASH

Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $15.9 million and $16.1 million at March 31, 2004, and December 31, 2003, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at March 31, 2004, and December 31, 2003, was $19.6 million and $20.9 million, respectively.

3. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s earnings per common share (EPS) from other securities for the three months ended March 31, 2004 and 2003. To determine EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The loss per share impact of discontinued operations, net of income taxes, is determined by dividing the loss from discontinued operations, net of income taxes, by the average number of common shares outstanding.

The following tables reconcile Great Plains Energy’s basic and diluted EPS calculation:

	Income	Shares	EPS

Three Months Ended March 31, 2004	(thousands except per share amounts)
Income from continuing operations	$29,502
	411
Less: Preferred stock dividend requirement
Basic EPS
Income available to common stockholders	29,091	69,257	$0.42
Add: effect of dilutive securities		106

Diluted EPS	$29,091	69,363	$0.42

	Income	Shares	EPS

Three Months Ended March 31, 2003	(thousands except per share amounts)
Income from continuing operations	$22,084
	411
Less: Preferred stock dividend requirement
Basic EPS
Income available to common stockholders	21,673	69,190	$0.31
Add: effect of dilutive securities		1

Diluted EPS	$21,673	69,191	$0.31

As of March 31, 2004, there were no anti-dilutive shares. Options to purchase 341,572 shares of common stock as of March 31, 2003, were excluded from the computation of diluted EPS because the option exercise prices were greater than the average market price of the common shares at the end of the period.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

Three Months Ended March 31	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$6,430	$24,596
Fuel inventories	2,773	(120)
Materials and supplies	1,412	(256)
Accounts payable	(3,473)	(8,994)
Accrued taxes	2,859	3,062
Accrued interest	97	(3,252)
Wolf Creek refueling outage accrual	2,640	2,801
Pension and postretirement benefit assets and obligations	3,757	6,503
Allowance for equity funds used during construction	(457)	(340)
Other	(17,329)	9,989

Total other operating activities	$(1,291)	$33,989

Cash paid during the period:
Interest	$17,747	$22,588
Income taxes	$21,512	$23,996

Consolidated KCP&L Other Operating Activities

Three Months Ended March 31	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$4,864	$12,627
Fuel inventories	2,773	(120)
Materials and supplies	1,412	(256)
Accounts payable	(7,257)	(11,155)
Accrued taxes	6,466	4,086
Accrued interest	19	(3,676)
Wolf Creek refueling outage accrual	2,640	2,801
Pension and postretirement benefit assets and obligations	2,690	6,503
Allowance for equity funds used during construction	(457)	(340)
Other	393	(2,146)

Total other operating activities	$13,543	$8,324

Cash paid during the period:
Interest	$16,641	$21,332
Income taxes	$20,500	$23,010

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

5. RECEIVABLES

The Company’s receivables are comprised of the following:

	March 31	December 31
	2004	2003

	(thousands)
Customer accounts receivable sold to
Receivables Company	$8,363	$17,902
Consolidated KCP&L other receivables	82,408	77,733

Consolidated KCP&L receivables	90,771	95,635
Great Plains Energy other receivables	143,469	144,709

Great Plains Energy receivables	$234,240	$240,344

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $78.4 million and $87.9 million at March 31, 2004, and December 31, 2003, respectively. These sales included unbilled receivables of $26.7 million and $28.4 million at March 31, 2004, and December 31, 2003, respectively. As a result of the sales to outside investors, Receivables Company received $70 million in cash, which was forwarded to KCP&L as consideration for its sale. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

Three Months Ended March 31	2004	2003

	(thousands)
Gross proceeds on sale of
accounts receivable	$200,438	$196,529
Collections	209,197	206,994
Loss on sale of accounts receivable	412	841
Late fees	555	516

Consolidated KCP&L’s other receivables at March 31, 2004, and December 31, 2003, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables,

insurance recoveries and accounts receivable held by Worry Free. Great Plains Energy’s other receivables at March 31, 2004, and December 31, 2003, are primarily the accounts receivable held by Strategic Energy including unbilled receivables of $77.6 million and $81.2 million at March 31, 2004, and December 31, 2003, respectively.

6. DEBT

		March 31	December 31
	Year Due	2004	2003

		(thousands)
Consolidated KCP&L
General Mortgage Bonds
7.55%*** Medium-Term Notes	2004-2007	$55,000	$55,000
2.16%* and 2.36%** EIRR Bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(633)	(689)
EIRR Bonds
2.10%* and 2.16%** Series A & B	2015	110,668	108,919
2.25%*** Series C	2017	50,000	50,000
2.10%* and 2.16%** Series D	2017	41,571	40,923
8.30% Junior Subordinated Deferred Interest Bonds	2037	154,640	154,640
1.19%* and 1.25%** Combustion Turbine Synthetic Lease	2006	144,409	143,811

Current liabilities
EIRR bonds classified as current		(129,288)	(129,288)
Current maturities		(54,500)	(54,500)

Total consolidated KCP&L excluding current liabilities		1,155,635	1,152,584

Other Great Plains Energy
7.84%*** Affordable Housing Notes	2004-2008	10,564	10,564

Current maturities		(4,803)	(4,803)

Total Great Plains Energy excluding current maturities		$1,161,396	$1,158,345

*	Weighted-average rate as of March 31, 2004
**	Weighted-average rate as of December 31, 2003
***	Weighted-average rate as of March 31, 2004, and December 31, 2003

During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At March 31, 2004, the Company was in compliance with these covenants. At March 31, 2004, Great Plains Energy had $95.0 million of outstanding borrowings under the 364-day revolving credit facility with a weighted-average interest rate of 2.04%.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at March 31, 2004. At March 31, 2004, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At March 31, 2004, $53.1 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $32.2 million of capacity available for loans and additional letters of credit. The termination date of the facility has been extended from June 2004 to August 2004. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those are defined in the agreement. At March 31, 2004, Strategic Energy was in compliance with these covenants.

7. KLT GAS DISCONTINUED OPERATIONS

At its February 2004 meeting, the Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. Consequently, in the first quarter of 2004, the KLT Gas portfolio is reported as discontinued operations and KLT Gas’ historical activities have been reclassified in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In the first quarter of 2004, the Company wrote down the KLT Gas portfolio to its estimated net realizable value, which reduced first quarter 2004 earnings by $1.2 million, or $0.02 per share. The first quarter 2004 loss from discontinued operations also reflects a loss of $1.0 million, or $0.01 per share, from the wind down operations. The first quarter of 2003 reflects a loss from discontinued operations of $6.3 million, or $0.09 per share, and includes a loss of $5.5 million, or $0.08 per share, related to an impairment on a Rocky Mountain project. To the extent actual proceeds from the sale of the KLT Gas portfolio differ from the estimated realizable value used to determine the write down, any difference will be reflected by Great Plains Energy on its consolidated statement of income at the conclusion of the sale process. The following table summarizes the discontinued operations.

Three Months Ended March 31	2004	2003

	(millions)
Revenues	$0.6	$0.4

Loss on discontinued operations before income taxes	(3.7)	(10.3)
Income tax benefit	1.5	4.0

Loss on discontinued operations, net of income taxes	$(2.2)	$(6.3)

Assets and liabilities of the discontinued operations are summarized in the following table.

	March 31	December 31
	2004	2003

	(millions)
Current assets	$0.8	$1.0
Gas property and investments	8.5	9.8
Other nonutility property and investments	0.3	0.3
Accrued taxes	8.7	6.7
Deferred income taxes	9.5	10.0

Total assets of discontinued operations	$27.8	$27.8

Current liabilities	$2.1	$2.8
Asset retirement obligations	1.8	1.8

Total liabilities of discontinued operations	$3.9	$4.6

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

Three Months Ended March 31	2003

(millions)
Revenues	$12.0

Loss on discontinued operations before income taxes	(1.2)
Income tax benefit (a)	-

Loss on discontinued operations, net of income taxes	$(1.2)

(a)	Since RSAE was not included in Great Plains Energy's consolidated income tax returns, an income tax benefit was not recognized on RSAE's
2003 first quarter losses. RSAE had continual losses and therefore did not recognize tax benefits.

9. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all employees of KCP&L, Services and Wolf Creek Nuclear Operating Company (WCNOC), including officers. Benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement health care and life insurance benefits are accrued during an employee’s years of service and recovered through rates.

The following table provides the net periodic benefit costs by component. These costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2004	2003	2004	2003

Components of net periodic benefit cost	(thousands)
Service cost	$4,071	$3,742	$241	$213
Interest cost	7,406	7,473	771	802
Expected return on plan assets	(7,825)	(6,925)	(167)	(143)
Amortization of prior service cost	1,070	1,071	59	54
Recognized net actuarial loss	1,905	361	185	141
Transition obligation	12	14	294	294
Admendment	-	-	-	28
Net settlements	178	-	-	-

Net periodic benefit cost	$6,817	$5,736	$1,383	$1,389

10. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Custom Energy Holdings, L.L.C. (Custom Energy Holdings) holds 100% of the direct ownership interests in Strategic Energy. Through March 31, 2004, Great Plains Energy held an 89% indirect ownership position in Strategic Energy. SE Holdings, L.L.C. (SE Holdings) held the remaining indirect ownership position in Strategic Energy. Richard Zomnir, currently Chief Executive Officer of Strategic Energy and certain other employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. SE Holdings had a put option to sell all or part of its indirect interest in Strategic Energy (Put Interest) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, at fair market value. On February 9, 2004, a letter agreement was entered into between SE Holdings and IEC on behalf of certain of its affiliates, including Great Plains Energy, agreeing to a procedure for determining the fair market value of the Put Interest. In April 2004, Great Plains Energy announced the purchase through IEC of the Put Interest. The acquisition of the Put Interest will increase Great Plains Energy’s indirect ownership of Strategic Energy to approximately 99%. The fair market value of the Put Interest was determined to be $88.8 million, excluding transaction costs. In early May 2004, IEC paid $80.7 million to close the majority of the transaction. The remainder is anticipated to close by the end of the second quarter pending agreement of certain issues between Strategic Energy and SE Holdings regarding legal proceedings as outlined in Note 12. Upon closing the remainder of the transaction, SE Holdings will continue to be a member of Custom Energy Holdings and be represented on the Management Committee of Custom Energy Holdings and Strategic Energy.

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

Strategic Energy's business and affairs are controlled and managed by a four member Management Committee composed of two representatives designated by KLT Energy Services, one representative designated by IEC and one representative designated by SE Holdings. Certain actions (including amendment of Strategic Energy's operating agreement, approval of actions in contravention of the operating agreement, approval of transactions between Strategic Energy and affiliates of its members, approval of a dissolution of Strategic Energy, and assumption of recourse indebtedness) require the unanimous consent of all the Management Committee members.

11. COMMITMENTS AND CONTINGENCIES

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

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at March 31, 2004 and December 31, 2003.

Significant opposition to the project has been raised by Nebraska officials and residents in the area of the proposed facility and attempts have been made through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Central Interstate Compact Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Compact in the amount of $151.4 million against the state. The state appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. On February 18, 2004, a three-judge panel of the appellate court unanimously affirmed the trial court’s decision in its entirety. On March 2, 2004, Nebraska filed a Petition for Rehearing En Banc with the U.S. Court of Appeals for the Eighth Circuit. Nebraska’s petition was denied by the court on April 21, 2004. Based on the favorable outcome of the trial and appeal, in KCP&L’s opinion, there is a greater possibility of reversing the state’s license denial once the decision in this case is final.

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

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on consolidated KCP&L and Great Plains Energy.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At March 31, 2004, and December 31, 2003, KCP&L had $1.8 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Discussed below are issues that may require material expenditures to comply with environmental laws and regulations. KCP&L’s expectation is that any such expenditures will be recovered through rates.

Clean Air Legislation
Congress is currently debating numerous bills that could make significant changes to the Clean Air Act Amendments of 1990 (Clean Air Act) including potential establishment of nationwide limits on power plant emissions for several specific pollutants. Some of these legislative bills address oxides of sulfur and nitrogen (SOx and NOx), mercury and carbon dioxide (CO2), while other legislative bills address SOx, NOx and mercury, and some legislative bills address CO2 by itself. There are various compliance dates and compliance limits stipulated in the numerous legislative bills being debated. These bills have the potential for a significant financial impact on KCP&L through the installation of new pollution control equipment to achieve compliance if new nationwide limits are enacted. The financial consequences to KCP&L cannot be accurately determined until the final legislation is passed. However, KCP&L would seek recovery of capital costs and expenses for such compliance through rates. KCP&L will continue to monitor the progress of these bills.

EPA Phase II NOx SIP Call
On April 1, 2004 the Environmental Protection Agency (EPA) issued final Phase II NOx State Implementation Plan (SIP) Call regulation, which specifically excludes coal-fired power plants in the western part of Missouri, including all of KCP&L’s Missouri coal-fired plants, from the NOx SIP Call.

NOx and SO2 Regulations-Proposed Interstate Air Quality Rule
In the January 30, 2004, Federal Register, the EPA published a proposed regulation titled the Interstate Air Quality Rule (IAQR), which addresses SO2 and NOx emissions. The proposed IAQR is designed to reduce NOx and SO2 emissions 65% and 70%, respectively, below current levels in a two-phased program between 2010 and 2015.

If coal-fired plants in Missouri and Kansas are required to implement reductions under the proposed IAQR, KCP&L would need to incur significant capital costs, purchase power or purchase emission allowances. Preliminary analysis of the proposed regulation indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures could range from $385 million to $585 million. The timing of the installation of such control equipment is uncertain pending the final regulation being issued. The final regulation is expected to contain specific compliance dates and compliance levels, final determination of whether Kansas and/or Missouri are included, as well as the applicability of accumulated SO2 allowances for future compliance. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above. The IAQR is scheduled to be finalized in December 2004. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury. If mercury controls are required to be implemented prior to the IAQR, the above estimates should be reduced by $130 million.

Mercury Emissions
In July 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions. As a result, in the January 30, 2004, and March 16, 2004, Federal Registers, the EPA published proposed regulations for controlling mercury emissions from coal-fired power plants that contained three options. Two of the options, the EPA’s preferred approaches, call for regulating mercury via emission trading regimes under section 111 or section 112 of the Clean Air Act (cap and trade options), and the third option would require utilities to install controls known as maximum achievable control technology (MACT). Comments on the three proposed options are due June 29, 2004. The EPA is scheduled to issue final rules by March 2005.

Under either of the cap and trade options, both of which would become applicable in 2010, the EPA would establish a mechanism by which mercury emissions from new and existing coal-fired plants would be capped at specified, nationwide levels. A first phase cap of 34 tons would become effective on January 1, 2010, and a second phase cap of 15 tons would become effective on January 1, 2018. Facilities would demonstrate compliance with the standard by holding one allowance for each ounce of mercury emitted in any given year and allowances would be readily transferable among all regulated facilities nationwide. Under this option KCP&L would have the option of purchasing mercury allowances that would be available nationwide or installing pollution control equipment to achieve compliance. While it is expected that mercury allowances would be available for purchase at a reasonable price in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Therefore, capital expenditures may be required in the 2016-2018 timeframe to install mercury pollution control equipment.

Under the MACT option, KCP&L could incur capital expenses prior to the 2007-2008 timeframe when the regulation would be applicable. This option would require compliance on a facility basis and therefore the option of trading nationwide mercury allowances would not be available. The EPA stated in the preamble that there are no adequately demonstrated control technologies specifically designed to reduce mercury emissions from coal-fired plants. However, the EPA also stated it is confident such technologies will be commercially available by 2007. There is currently considerable debate at the EPA and within the utility industry whether the installation of pollution control equipment for the control of NOx and SO2 under the IAQR might simultaneously remove mercury to the specified MACT regulatory levels, which is referred to as the co-benefit approach. If this assumption is correct, and if the IAQR became final and all of KCP&L’s units were subject to the final regulation, KCP&L would not be required to install additional mercury control equipment to achieve compliance with this regulation. However, if the co-benefit assumption is not correct, or if KCP&L units located in Missouri and/or Kansas were not included in the final regulation, KCP&L would be required to install mercury control equipment prior to 2007. If KCP&L were required to install mercury control equipment on all of its coal-fired plants, it is anticipated that activated carbon injection in conjunction with a baghouse would be the mercury control equipment that would need to be installed at a projected cost to KCP&L of approximately $151 million.

KCP&L is a participant in the Department of Energy (DOE) project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub bituminous coal.

Carbon Dioxide
At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the U.S., agreed to a treaty (Kyoto Protocol) that would require a 7% reduction in U.S. CO2 emissions below 1990 levels — a nearly 30% cut from current levels. On March 28, 2001, the Bush administration announced it will not negotiate implementation of the Kyoto Protocol and it will not send the Kyoto Protocol to the U.S. Senate for ratification.

There are several legislative bills being debated in the U.S. congress that address the CO2 issue, including establishing a nationwide cap on CO2 levels. There are various compliance dates and nationwide caps stipulated in the numerous legislative bills being debated. These bills have the potential for a significant financial impact on KCP&L in conjunction with achieving compliance with the proposed new nationwide limits. However, the financial consequences to KCP&L cannot be determined until final legislation is passed. KCP&L will continue to monitor the progress of these bills.

On February 14, 2002, President Bush unveiled his Clear Skies Initiative, which included a climate change policy. The climate change policy is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration’s strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% over the next 10 years. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. will lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

On December 19, 2002, Great Plains Energy joined the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities voluntarily commit to undertake measures to reduce, avoid or sequester CO2 emissions. Eventually, industry sectors and individual companies are expected to enter into an umbrella memorandum of understanding that set forth programs for industries and individual companies to reduce greenhouse gas emissions.

On January 17, 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generation (carbon intensity) by the equivalent of 3 to 5% of the current level.

In the near future, Power Partners plans to enter into a cooperative umbrella agreement or memorandum of understanding (MOU) with the DOE. This will contain supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generation over the next decade consistent with the EEI commitment.

Once the MOU is completed, individual companies, including KCP&L, will enter into agreements with the DOE that set forth quantitative, concrete and specific activities to reduce, avoid or sequester greenhouse gases.

EPA New Source Review
The EPA is conducting an enforcement initiative under Section 114(a) of the Clean Air Act to determine whether modifications at selected coal-fired plants across the U.S. may have been subject to New Source Performance Standards (NSPS) or New Source Review (NSR) requirements. After an operator has received a Section 114 letter, the EPA requests data and reviews all expenditures at the plants to determine if they were routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. If a plant, subject to a Section 114 letter, is determined to have been subject to NSPS or NSR, the plant could be required to install best available control technology or lowest achievable emission rate technology. KCP&L has not received a Section 114 letter to date.

Air Particulate Matter and Ozone
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in Federal court. However, the courts ultimately denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new eight-hour ozone and PM-2.5 National Ambient Air Quality Standards (NAAQS). In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings. This removed the last major hurdle to the EPA’s implementation of stricter ambient air quality standards for ozone and fine particles. On April 15, 2004, the EPA designated the Kansas City area as unclassifiable with respect to the eight-hour, ozone NAAQS. On March 8, 2004, Missouri recommended that the EPA designate western Missouri as in attainment/unclassifiable with respect to the PM-2.5 NAAQS. On April 15, 2004, Kansas recommended that the EPA designate all of Kansas as in attainment/unclassifiable with respect to the PM-2.5 NAAQS. The EPA anticipates designating the Kansas City area as in attainment or non-attainment with the standard by the end of 2004 pending review of data.

Proposed Water Use Regulations
On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L will be required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures within the next three and one half years. Depending on the outcome of the comprehensive demonstration study, facilities may be required to implement technological, operational, or restoration measures to achieve compliance. Overall, compliance is scheduled to be achieved between 2011 and 2014. Costs of the required comprehensive demonstration study are expected to be $0.3 million to $0.5 million per facility and occur between 2004 and 2006. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

12. LEGAL PROCEEDINGS

On March 23, 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings.

In 2001, Mr. Haberstroh’s employment was terminated. Mr. Haberstroh’s equity interest was redeemed by SE Holdings. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation (his equity interest in SE Holdings).

See Note 10 for further information regarding related party transactions.

13. ASSET RETIREMENT OBLIGATIONS

The Company accounts for ARO under SFAS No. 143, which provides accounting requirements for the recognition and measurement of liabilities associated with the retirement of tangible long-lived assets. Under the standard, these liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset.

It is anticipated the Company’s February 2004 decision to exit the gas business will be accomplished by the sale of KLT Gas’ assets. Management expects the ARO related to the KLT Gas portfolio of $1.8 million at March 31, 2004, to be assumed by the new owners at the time of the sale. Accordingly, the ARO related to the KLT Gas portfolio is included in the table below, but is classified as liabilities of discontinued operations in the consolidated balance sheets.

Revisions to the estimated liabilities of KCP&L and KLT Gas could occur due to changes in the decommissioning or other cost estimates, or extension of the nuclear operating license or in the case of both KCP&L and KLT Gas changes in federal or state regulatory requirements.

The following table provides ARO activity for the three months ended March 31, 2004 and 2003.

Three Months Ended March 31	2004	2003

Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$106.7	$99.2
Accretion	1.7	1.6

Asset retirement obligation end of period	$108.4	$100.8

Great Plains Energy
Asset retirement obligation beginning of period	$108.5	$100.4
Accretion	1.7	1.6

Asset retirement obligation end of period	$110.2	$102.0

14. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. In February 2004, the Company announced its plan to sell the KLT Gas portfolio and exit the gas business. As a result, KLT Gas’ financial results are reported as discontinued operations and KLT Gas is no longer considered a reportable segment. The two reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, which generates, transmits and distributes electricity; and (2) Strategic Energy, which provides competitive electricity supply services by entering into contracts with its customers to supply electricity, operates in several electricity markets offering retail choice. “Other” includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges and intercompany eliminations. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments. Prior year information has been restated to conform to the current presentation.

Three Months Ended		Strategic		Great Plains
March 31, 2004	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$246.5	$294.5	$0.5	$541.5
Depreciation and depletion	(35.7)	(0.6)	(0.2)	(36.5)
Loss from equity investments	-	-	(0.3)	(0.3)
Interest charges	(17.1)	0.5	(1.7)	(18.3)
Income taxes	(12.3)	(7.2)	7.3	(12.2)
Loss from discontinued operations	-	-	(2.2)	(2.2)
Net income (loss)	21.6	9.3	(3.6)	27.3

Three Months Ended		Strategic		Great Plains
March 31, 2003	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$234.4	$229.2	$0.6	$464.2
Depreciation and depletion	(34.6)	(0.3)	(0.4)	(35.3)
Loss from equity investments	-	-	(0.3)	(0.3)
Interest charges	(17.8)	(0.1)	(1.6)	(19.5)
Income taxes	(10.7)	(7.6)	7.1	(11.2)
Loss from discontinued operations	-	-	(7.5)	(7.5)
Net income (loss)	13.4	9.8	(8.7)	14.5

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy

March 31, 2004	(millions)
Assets	$3,287.2	$294.7	$101.7	$3,683.6
Capital and investment expenditures(a)	68.6	0.7	-	69.3

December 31, 2003
Assets	$3,293.5	$283.0	$105.5	$3,682.0
Capital and investment expenditures(a) (b)	152.3	3.1	0.1	155.5

(a) Capital and investment expenditures reflect annual amounts for the periods presented.
(b) At December 31, 2003, KLT Gas discontinued operations had $19.4 million in capital and investment expenditures not included in the table above.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations, which are immaterial.

Three Months Ended			Consolidated
March 31, 2004	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$246.5	$0.5	$247.0
Depreciation and depletion	(35.7)	(0.2)	(35.9)
Interest charges	(17.1)	(0.1)	(17.2)
Income taxes	(12.3)	0.2	(12.1)
Net income (loss)	21.6	(0.4)	21.2

Three Months Ended			Consolidated
March 31, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$234.4	$0.5	$234.9
Depreciation and depletion	(34.6)	(0.3)	(34.9)
Interest charges	(17.8)	-	(17.8)
Income taxes	(10.7)	0.1	(10.6)
Loss from discontinued operations	-	(1.2)	(1.2)
Net income (loss)	13.4	(1.5)	11.9

			Consolidated
	KCP&L	Other	KCP&L

March 31, 2004	(millions)
Assets	$3,287.2	$9.1	$3,296.3
Capital and investment expenditures (a)	68.6	-	68.6
December 31, 2003
Assets	$3,293.5	$9.1	$3,302.6
Capital and investment expenditures (a)	152.3	-	152.3

(a) Capital and investment expenditures reflect annual amounts for the periods presented.

15. DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. The fair value of the swap was an asset of $5.7 million and $3.3 million at March 31, 2004, and December 31, 2003, respectively.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas purchases to meet generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market values of these instruments are recorded as current assets or current liabilities. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. When the gas is purchased, the amounts in other comprehensive income (OCI) are reclassified to the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. Supplying electricity to retail customers requires Strategic Energy to match customers’ projected demand with fixed price purchases. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. Certain forward fixed price purchases and swap agreements are designated as cash flow hedges resulting in changes in the hedge value being recorded as OCI. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in purchased power. Strategic Energy also enters into economic hedges that do not qualify as accounting hedges. The changes in the fair value of these derivative instruments are recorded into earnings as a component of purchased power.

The amounts recorded in OCI related to the cash flow hedges are summarized in the following tables:

Activity for the three months ended March 31, 2004

		Increase	Reclassified
	December 31	(Decrease)	to	March 31
	2003	in OCI	earnings	2004

	(millions)
Great Plains Energy
Current assets	$2.7	$4.2	$(1.1)	$5.8
Other deferred charges	0.8	0.8	-	1.6
Other current liabilities	(2.6)	3.5	(0.9)	-
Deferred income taxes	(0.2)	(3.6)	0.8	(3.0)
Other deferred credits	(0.4)	(0.4)	0.2	(0.6)

OCI	$0.3	$4.5	$(1.0)	$3.8

Consolidated KCP&L
Other current assets	$0.1	$0.4	$-	$0.5
Deferred income taxes	-	(0.2)	-	(0.2)

OCI	$0.1	$0.2	$-	$0.3

Activity for the three months ended March 31, 2003

		Increase	Reclassified
	December 31	(Decrease)	to	March 31
	2002	in OCI	earnings	2003

	(millions)
Great Plains Energy
Other current assets	$3.0	$11.7	$(4.0)	$10.7
Other current liabilities	(1.6)	1.6	(2.2)	(2.2)
Deferred income taxes	(0.7)	(5.1)	2.4	(3.4)
Other deferred credits	0.2	(1.5)	0.7	(0.6)

OCI	$0.9	$6.7	$(3.1)	$4.5

Consolidated KCP&L
Other current assets	$0.3	$1.3	$-	$1.6
Deferred income taxes	(0.1)	(0.5)	-	(0.6)

OCI	$0.2	$0.8	$-	$1.0

Reclassified to earnings for the three months ended March 31

	Great Plains Energy
	2004	2003

	(millions)
Purchased power expense	$(2.0)	$(6.2)
Minority interest	0.2	0.7
Income taxes	0.8	2.4

OCI	$(1.0)	$(3.1)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follow are a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying consolidated financial statements and related notes and with the management’s discussion and analysis included in the companies’ 2003 Form 10-K.

Losses in the prior period related to the operations of KLT Gas have been reclassified and are presented as discontinued operations due to the February 2004 decision to sell the KLT Gas portfolio and exit the gas business. Losses in the prior period related to the operations of RSAE have been reclassified and are presented as discontinued operations due to the June 2003 disposition of RSAE.

Great Plains Energy
Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, IEC and Services.

Great Plains Energy Business Overview
As a diversified energy company, Great Plains Energy’s reportable business segments include:

o	KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers in the states of Missouri and Kansas and

o	Strategic Energy, which provides competitive electricity supply services by entering into contracts with its customers to supply electricity, operates in several electricity markets offering retail choice, including California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

Over the first six months of 2004, the Company is engaging in a comprehensive strategic planning process to map its view of the future of the electric industry, and ultimately the Company, over the next five to ten years. This inclusive process draws on the creativity and skills of employees, outside experts and community leaders.

The strategic planning process seeks to enhance the disciplined growth of the Company and build upon the strong foundation of KCP&L and Strategic Energy. This platform for growth provides a balanced mix of regulated earnings from the utility operations of KCP&L and the potential continued growth of Strategic Energy as it expands its presence in competitive retail markets.

In early May 2004, as part of this strategic planning process, KCP&L filed an application with the MPSC seeking to establish workshop processes to help develop a regulatory plan addressing KCP&L’s future supply, delivery and pricing of electric service. Through the workshop and informal discussions with the MPSC and their staff, interested stakeholders and others, KCP&L is exploring options to meet the growing capacity requirements in the region, including purchased power, coal or gas units, wind or other renewables, and distributed generation. KCP&L is planning to file a similar application with The State Corporation Commission of the State of Kansas (KCC) in May 2004.

Critical Accounting Policies
The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made when the ultimate outcome was highly uncertain at the time the estimate was made and changes in the estimate or different reasonable estimates could have a material impact on the results of operations and financial condition. The discussion below is intended to update the discussion of critical accounting policies included in the companies’ 2003 Form 10-K.

SFAS No. 144 — Write Down of KLT Gas Portfolio
Long-lived assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144.

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production combined with the earnings volatility of the exploration process are no longer compatible with the Company’s strategic vision. As a result of this decision, the Company wrote down the KLT Gas portfolio to its estimated net realizable value in the first quarter of 2004. The $1.9 million write down reduced earnings for the three months ended March 31, 2004, by $1.2 million and is included in Loss from discontinued operations, net of income taxes in Great Plains Energy’s consolidated statement of income.

To the extent estimated net realizable value changes prior to sale, or the actual proceeds from the sale of the KLT Gas portfolio differ from the estimated net realizable value used to determine the write down, any difference will be reflected by Great Plains Energy on its consolidated statement of income at that time.

Related Party Transactions
Custom Energy Holdings holds 100% of the direct ownership interests in Strategic Energy. Through March 31, 2004, Great Plains Energy held an 89% indirect ownership position in Strategic Energy. SE Holdings held the remaining indirect ownership position in Strategic Energy. Richard Zomnir, currently Chief Executive Officer of Strategic Energy and certain other employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. SE Holdings had a put option to sell all or part of its indirect interest in Strategic Energy (Put Interest) to Custom Energy Holdings at any time within the 90 days following January 31, 2004, at fair market value. On February 9, 2004, a letter agreement was entered into between SE Holdings and IEC on behalf of certain of its affiliates, including Great Plains Energy, agreeing to a procedure for determining the fair market value of the Put Interest. In April 2004, Great Plains Energy announced the purchase through IEC of the Put Interest. The acquisition of the Put Interest will increase Great Plains Energy’s indirect ownership of Strategic Energy to approximately 99%. The fair market value of the Put Interest was determined to be $88.8 million, excluding transaction costs. In early May 2004, IEC paid $80.7 million to close the majority of the transaction. The remainder is anticipated to close by the end of the second quarter pending agreement of certain issues between Strategic Energy and SE Holdings regarding legal proceedings as outlined in Note 12. Upon closing the remainder of the transaction, SE Holdings will continue to be a member of Custom Energy Holdings and be represented on the Management Committee of Custom Energy Holdings and Strategic Energy.

Great Plains Energy Results of Operations

Three Months Ended March 31	2004	2003

	(millions)
Operating revenues	$541.5	$464.2
Fuel	(40.6)	(37.4)
Purchased power - KCP&L	(12.5)	(16.1)
Purchased power - Strategic Energy	(264.3)	(199.9)
Other operating expenses	(125.0)	(116.8)
Depreciation and depletion	(36.5)	(35.3)

Operating income	62.6	58.7
Loss from equity investments	(0.3)	(0.3)
Non-operating income (expenses)	(2.3)	(5.7)
Interest charges	(18.3)	(19.5)
Income taxes	(12.2)	(11.2)
Discontinued operations	(2.2)	(7.5)

Net income	27.3	14.5
Preferred dividends	(0.4)	(0.4)

Earnings available for common stock	$26.9	$14.1

Three months ended March 31, 2004, compared to March 31, 2003
Great Plains Energy’s three months ended March 31, 2004, earnings detailed in the table below increased to $26.9 million, or $0.39 per share, from $14.1 million, or $0.20 per share, compared to the same period of 2003.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Three Months Ended March 31	2004	2003	2004	2003

	(millions)
KCP&L	$21.6	$13.4	$0.31	$0.19
Subsidiary operations	(0.4)	(0.3)	-	-
Discontinued operations (RSAE)	-	(1.2)	-	(0.02)

Consolidated KCP&L	21.2	11.9	0.31	0.17
Strategic Energy	9.3	9.8	0.13	0.14
Other non-regulated operations	(1.4)	(1.3)	(0.02)	(0.02)
Discontinued operations (KLT Gas)	(2.2)	(6.3)	(0.03)	(0.09)

Total	$26.9	$14.1	$0.39	$0.20

KCP&L’s earnings increased $8.2 million for the three months ended March 31, 2004, compared to the same period in 2003. Earnings for the three months ended March 31, 2004, include $0.9 million related to the partial settlements of Hawthorn No. 5 litigation. See Consolidated KCP&L Results of Operations for additional information. KCP&L’s revenue increased $12.1 million primarily due to a significant increase in wholesale MWhs sold. This increase combined with a decrease in purchased power expense more than offset increases in fuel expense, pension expense and transmission expenses.

Discontinued operations (RSAE) includes losses from RSAE for the three months ended March 31, 2003, that have been reclassified and presented as discontinued operations.

Strategic Energy’s earnings decreased $0.5 million for the three months ended March 31, 2004, compared to the same period in 2003. MWhs delivered increased 16%, but the effect on earnings was mostly offset by the gross margin per MWh (revenues less purchased power divided by MWhs delivered) decreasing to $6.86 for the three months ended March 31, 2004, compared to $7.70 for the same period of 2003. Also contributing to the earnings decrease was an increase in administrative and general expenses including employee related expenses.

The loss from discontinued operations (KLT Gas) of $2.2 million for the three months ended March 31, 2004, includes a write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million, and a loss of $1.0 million from the wind down operations. The three months ended March 31, 2003, loss of $6.3 million includes a loss of $5.5 million related to an impairment on a Rocky Mountain project. The $6.3 million loss has been reclassified and presented as discontinued operations.

Consolidated KCP&L
The following discussion of consolidated KCP&L’s results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility.

Consolidated KCP&L Business Overview
As an integrated, regulated electric utility, KCP&L engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MW of generating capacity and has transmission and distribution facilities that served over 490,000 customers as of March 31, 2004. KCP&L has continued to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. During February 2004, the Southwest Power Pool (SPP), of which KCP&L is a member, obtained conditional approval from FERC as an RTO. Some of the more significant conditions placed on SPP for obtaining final FERC approval include implementing SPP’s proposed independent Board of Directors, placing all transmission service within the SPP footprint under the non-rate terms and conditions of the SPP regional transmission tariff, having an Independent Market Monitor in place, and providing SPP clear and precise authority to independently and solely determine which transmission projects to include in the regional transmission plans. SPP made a compliance filing with FERC in early May 2004, demonstrating how it will comply with all of the conditions required to obtain final RTO approval. KCP&L intends on participating in SPP’s RTO, however state regulatory approval will be required.

KCP&L has a wholly-owned subsidiary, HSS, which holds a residential services investment, Worry Free. Worry Free is no longer actively pursuing new customers and management does not anticipate any significant additional capital investments in Worry Free.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations, which includes KCP&L, an integrated electric utility, and HSS.

Three Months Ended March 31	2004	2003

	(millions)
Operating revenues	$247.0	$234.9
Fuel	(40.6)	(37.4)
Purchased power	(12.5)	(16.1)
Other operating expenses	(108.3)	(103.7)
Depreciation and depletion	(35.9)	(34.9)

Operating income	49.7	42.8
Non-operating income (expenses)	0.8	(1.3)
Interest charges	(17.2)	(17.8)
Income taxes	(12.1)	(10.6)
Discontinued operations	-	(1.2)

Net income	$21.2	$11.9

Consolidated KCP&L’s earnings from continuing operations for the three months ended March 31, 2004, compared to the same period of 2003, increased $8.1 million. KCP&L’s operating revenues increased $12.1 million primarily due to a 15% increase in wholesale MWh sales and increased retail revenues despite milder weather in the first quarter of 2004 compared to the same period of 2003. These increases, combined with a decrease in purchased power expense, were partially offset by increased fuel expense and other operating expenses including pension, transmission and employee-related expenses.

As described in the 2003 Form 10-K, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. In the first quarter of 2004, an additional defendant settled with KCP&L in this litigation, resulting in KCP&L recording $1.7 million under the terms of the subrogation allocation agreement. The amount recorded in earnings related to the loss of use of the plant was approximately $0.9 million ($0.6 million net of income taxes). The effect was to increase wholesale revenues $0.1 million, decrease fuel expense $0.2 million and decrease purchased power expense $0.6 million. The remaining $0.8 million was recorded as a recovery of capital expenditures.

Discontinued operations in the first quarter of 2003 includes a $1.2 million loss from RSAE. The loss has been reclassified and is presented as discontinued operations as a result of the June 2003 disposition of HSS’ interest in RSAE.

Consolidated KCP&L Sales Revenues and MWh Sales

			%
Three Months Ended March 31	2004	2003	Change

Retail revenues	(millions)
Residential	$74.1	$72.4	2
Commercial	91.2	89.8	2
Industrial	21.8	20.9	4
Other retail revenues	2.1	2.1	(2)

Total retail	189.2	185.2	2
Wholesale revenues	53.6	46.3	16
Other revenues	3.7	2.9	30

KCP&L electric revenues	246.5	234.4	5
Subsidiary revenues	0.5	0.5	(23)

Consolidated KCP&L revenues	$247.0	$234.9	5

			%
Three Months Ended March 31	2004	2003	Change

Retail MWh sales	(thousands)
Residential	1,195	1,154	4
Commercial	1,679	1,629	3
Industrial	492	479	3
Other retail MWh sales	21	20	-

Total retail	3,387	3,282	3
Wholesale MWh sales	1,717	1,490	15

KCP&L electric MWh sales	5,104	4,772	7

Retail revenues increased by $4.0 million for the three months ended March 31, 2004, compared to the same period of 2003 due to continued load growth. Load growth consists of higher usage-per-customer and the addition of new customers. Milder weather in the first quarter of 2004 compared to the same period of 2003 partially offset the increased revenues from continued load growth. Less than 1% of revenues include an automatic fuel adjustment provision.

Wholesale revenues increased by $7.3 million for the three months ended March 31, 2004, compared to the same period of 2003. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. KCP&L’s coal fleet equivalent availability factor increased to 82.5% for the first quarter of 2004 from 75.7% for the same period of 2003. The increased availability combined with successful sales efforts helped increase wholesale MWh sales by 15%. The effect on revenues of the increased MWh sales was slightly offset by a 5% decline in the average market price per MWh of power sold.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain fairly constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L’s procurement strategies continue to provide delivered coal costs below the regional average. Fossil plants averaged over 75% of total generation and the nuclear plant the remainder over the last three years. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $3.2 million for the three months ended March 31, 2004, compared to the same period of 2003, primarily due to a 9% increase in MWhs generated.

Purchased power expense decreased $3.6 million for the three months ended March 31, 2004, compared to the same period of 2003. This decrease was primarily due to a 25% decrease in MWhs purchased, which was mostly the result of a 9% increase in MWhs generated. The partial settlement of Hawthorn No. 5 litigation also reduced purchased power expense by $0.6 million in the first quarter of 2004.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $4.6 million for the three months ended March 31, 2004, compared to the same period of 2003 primarily due to the following:

o	increased pension expense of $0.6 million primarily due to lower discount rates and the amortization of investment losses from prior years,

o	increased employee incentive compensation expense of $1.2 million, which is tied to Company and employee performance objectives, and

o	increased transmission expenses of $1.5 million primarily due to increased usage charges as a result of the increased wholesale MWh sales.

Wolf Creek
Wolf Creek, a nuclear unit, is 20% of KCP&L’s base load generating capacity and 14% of KCP&L’s total generating capacity. Wolf Creek’s operating performance has remained strong over the last three years, contributing an average of approximately 25% of KCP&L’s annual MWh generation while operating at an average capacity of 92%. Wolf Creek has the lowest fuel cost per MWh generated of any of KCP&L’s generating units.

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit’s operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. The next outage is scheduled for the spring of 2005 and is estimated to be a 28-day outage.

There has been significant opposition and delays to, development of a low-level radioactive waste disposal facility. See Note 11 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at March 31, 2004. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 11 to the consolidated financial statements.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Of the states that offer retail choice, Strategic Energy operates in California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy is progressing as scheduled with its plans for expansion into Connecticut and Maryland by the end of 2004, as well as expansion into additional utility territories in Ohio and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy’s indirect ownership in Strategic Energy totaled 89% at March 31, 2004. Great Plains Energy announced the purchase of an additional indirect interest in Strategic Energy for $88.8 million plus transaction costs, which will increase its indirect ownership to approximately 99%. This transaction is expected to close by the end of the second quarter, subject to FERC approval.

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

At March 31, 2004, Strategic Energy provided competitive electricity supply to approximately 50,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse. Strategic Energy served over 7,100 customers, including numerous Fortune 500 companies, smaller companies and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments of 13.7 million for the remainder of 2004, 12.0 million for 2005 and 3.6 million for 2006. Strategic Energy expects to deliver additional MWhs in these years through growth in existing markets, by re-signing existing customers and by signing new customers as well as through expansion into new markets. Strategic Energy’s projected MWh deliveries for 2004 based on signed contracts, MWhs delivered through the first quarter and expected additional MWh sales continue to be in the range of 19 to 21 million MWhs.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. Strategic Energy uses derivative instruments to limit the unfavorable effect that price increases will have on electricity purchases. These instruments effectively fix the future purchase price of electricity, protecting Strategic Energy from price volatility.

Strategic Energy Supplier Concentration and Credit Risk
Credit risk represents the loss that Strategic Energy could incur if the counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further reduces credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

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

Strategic Energy enters into forward contracts with multiple suppliers. At March 31, 2004, Strategic Energy’s five largest suppliers under forward supply contracts represented 63% of the total future committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of March 31, 2004. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

	(millions)				(millions)
External rating
Investment Grade	$77.9	$-	$77.9	3	$53.1
Non-Investment Grade	27.7	19.6	8.1	-	-
Internal rating
Investment Grade	3.3	-	3.3	-	-
Non-Investment Grade	24.3	19.0	5.3	-	-

Total	$133.2	$38.6	$94.6	3	$53.1

	Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure

	(millions)
External rating
Investment Grade	$68.4	$9.5	$-	$77.9
Non-Investment Grade	17.6	8.5	1.6	27.7
Internal rating
Investment Grade	2.7	0.6	-	3.3
Non-Investment Grade	20.1	3.6	0.6	24.3

Total	$108.8	$22.2	$2.2	$133.2

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

Strategic Energy’s total exposure before credit collateral at March 31, 2004, increased $87.8 million from December 31, 2003, primarily due to the increase in wholesale electricity prices. At March 31, 2004, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $52.0 million, of which 73% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $38.6 million limiting its exposure to these non-investment grade counterparties to $13.4 million.

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

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

Three Months Ended March 31	2004	2003

	(millions)
Operating revenues	$294.5	$229.2
Purchased power	(264.3)	(199.9)
Other operating expenses	(11.7)	(9.4)
Depreciation	(0.6)	(0.3)

Operating income	17.9	19.6
Non-operating income (expenses)	(1.9)	(2.1)
Interest charges	0.5	(0.1)
Income taxes	(7.2)	(7.6)

Net income	$9.3	$9.8

Strategic Energy’s net income decreased $0.5 million for the three months ended March 31, 2004, compared to the same period of 2003. MWhs delivered increased 16% to 4.4 million for the first quarter of 2004, from 3.8 million in the same period of 2003. The effect on earnings of this increase was mostly offset by the gross margin per MWh (revenues less purchased power divided by MWhs sold) decreasing as a result of the roll-off of higher margin contracts that were obtained during periods of high market price volatility and to a lesser extent market conditions, including increased competition. Gross margin per MWh decreased to $6.86 for the three months ended in 2004 compared to $7.70 for the three months ended 2003. Margins on new business continue to remain in the $5.00 to $6.00 per MWh range. Also contributing to the earnings decrease was an increase in administrative and general expenses, including employee related expenses.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $65.3 million for the three months ended March 31, 2004, compared to the same period in 2003, as shown in the following table.

			%
Three Months Ended March 31	2004	2003	Change

	(millions)
Electric - Retail	$289.6	$221.5	31
Electric - Wholesale	4.5	7.4	(40)
Other	0.4	0.3	34

Total Operating Revenues	$294.5	$229.2	28

At March 31, 2004, Strategic Energy served over 7,100 customers, compared to approximately 5,200 customers at March 31, 2003. These customers represented almost 50,000 accounts at March 31, 2004, a 48% increase from March 31, 2003. Strategic Energy may provide periodic billing credits to its customers resulting from its competitive electricity supply efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $68.2 million for the three months ended March 31, 2004, compared to the same period in 2003, due to both increased retail MWh deliveries and a 13% increase in average retail revenues per MWh. Retail MWhs delivered increased approximately 16% to 4.4 million for the three months ended March 31, 2004, from 3.8 million for the same period in 2003. The increase in MWh deliveries resulted primarily from strong sales efforts in re-signing customers as well as signing new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. The increase in average retail price per MWh was primarily due to a higher underlying electricity price that was significantly impacted by higher natural gas prices. However, several factors can contribute to changes in the average retail price per MWh, including the underlying electricity price, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy purchases long-term blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $57.9 million for the three months ended March 31, 2004, compared to $33.4 million for the same period in 2003.

Strategic Energy utilizes derivatives in the procurement of electricity that, in some cases, are economic hedges, but do not qualify as accounting hedges. Accordingly, changes in the fair value of these derivative instruments are recorded as a component of purchased power. The amounts were insignificant for both periods presented.

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

Purchased power expense increased $64.4 million for the three months ended March 31, 2004, compared to the same period in 2003, primarily due to a 17% increase in the average price per retail MWh purchased and increased MWh purchased to support the 16% increase in MWh delivered discussed above. The primary reason for the higher average price per retail MWh is the effect of higher natural gas prices on the wholesale electricity market.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $2.3 million for the first quarter 2004, compared to the same period of 2003, but other operating expenses as a percent of operating revenues decreased to 4.0% from 4.1% over the same period due to Strategic Energy’s continued efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy experienced increased labor and benefits expenses as well as other general and administrative expenses for the three months ended March 31, 2004, compared to the same period in 2003. The increase is primarily due to higher labor and benefit costs from the addition of employees and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments Inc.‘s (KLT Investments) earnings for the three months ended March 31, 2004, totaled $3.2 million (including an after tax reduction of $0.8 million in its affordable housing investment) compared to earnings of $2.3 million for the three months ended March 31, 2003 (including an after tax reduction of $1.5 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $4.6 million and $4.8 million for the three months ended March 31, 2004 and 2003, respectively.

At March 31, 2004, KLT Investments had $50.5 million in affordable housing limited partnerships. Approximately 65% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $31.7 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.3 million and $2.3 million for the three months ended March 31, 2004 and 2003, respectively. Pretax reductions in affordable housing investments are estimated to be $6 million, $10 million and $3 million for the remainder of 2004 through 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2004 through 2006.

Discontinued Operations (KLT Gas)

KLT Gas Business Overview, Plan to Exit the Gas Exploration and Development Business and Results of Operations
In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the earnings volatility of the exploration process, are no longer compatible with the Company’s strategic vision. Management will continue to operate the KLT Gas portfolio during the sale process, which it expects to complete during 2004.

Discontinued operations (KLT Gas) for the three months ended March 31, 2004, reflects a loss of $2.2 million. This loss includes a $1.9 million write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million, and a loss of $1.8 million from the wind down operations, which reduced earnings by $1.0 million. The three months ended March 31, 2003, loss of $6.3 million includes an impairment of $9.0 million on a Rocky Mountain project, which reduced earnings by $5.5 million. The first quarter 2003 impairment was in response to lower revised estimates of future gas production from that property.

Management expects to incur losses during the remainder of 2004 to operate KLT Gas while it markets the KLT Gas portfolio for sale. Management estimates the remaining losses to operate KLT Gas will approximate $5 million before taxes, which after taxes would reduce 2004 earnings by approximately $3 million. The after tax losses will be reflected as a loss from discontinued operations in Great Plains Energy’s consolidated statements of income in the periods incurred. The estimated losses to operate KLT Gas were calculated anticipating completion of a sale of the KLT Gas portfolio at December 31, 2004. The ultimate impact to Great Plains Energy’s consolidated statements of income for 2004 will be different than the estimates to the extent costs to operate deviate from the budget and/or the timing of the KLT Gas portfolio sale deviates from December 31, 2004.

Great Plains Energy and Consolidated KCP&L

Significant Balance Sheet Changes
      (March 31, 2004 compared to December 31, 2003)
o	Great Plains Energy’s cash and cash equivalents decreased $22.9 million primarily due to a $26.2 million decrease in consolidated KCP&L’s cash and cash equivalents primarily due to the purchase of KCP&L’s leased fleet vehicles for $28.4 million in February 2004.

o	Great Plains Energy’s assets and liabilities of discontinued operations are the result of the decision to sell the assets of KLT Gas. KLT Gas’ assets and liabilities were reclassified and are presented separately as prescribed under SFAS No. 144 for March 31, 2004, and for December 31, 2003.

o	Great Plains Energy’s accrued payroll and vacations decreased $11.8 million primarily due to the 2004 payout of employee related expenses accrued at December 31, 2003.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends from its subsidiaries and proceeds from the sale of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility capital expenditures, KCP&L’s pension benefit plan funding requirements discussed below and credit support provided to Strategic Energy. Additional cash and capital requirements for the companies are discussed below.

Great Plains Energy’s liquid resources at March 31, 2004, included cash flows from operations of subsidiaries, $91.3 million of cash and cash equivalents on hand and $361.3 million of unused bank lines of credit. The unused lines consisted of $149.1 million from KCP&L’s short-term bank lines of credit, $32.2 million from Strategic Energy’s revolving credit facility, and $180.0 million from Great Plains Energy’s revolving credit facilities. See the Debt Agreements section below for more information on these agreements. In April 2004, Great Plains Energy borrowed an additional $49.0 million and issued $6.0 million in letters of credit under its 364-day revolving credit facility and borrowed $20.0 million under its three-year revolving credit facility. The net effect of this April 2004 activity decreased Great Plains Energy’s liquid resources $75.0 million.

Cash Flows From Operations
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The decrease in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2004, compared to the same period in 2003 is primarily due to the changes in working capital detailed in Note 4 to the consolidated financial statements partially offset by a $7.4 million increase in income from continuing operations before non-cash expenses. The individual components of working capital vary with normal business cycles and operations. Consolidated KCP&L’s cash flow from operations increased for the three months ended March 31, 2004, compared to the same period in 2003 due to an $8.1 million increase in income from continuing operations before non-cash expenses and the changes in working capital detailed in Note 4 to the consolidated financial statements. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $38.4 million for the three months ended March 31, 2004, compared to the same period in 2003 primarily due to the buyout of KCP&L’s operating lease for vehicles and heavy equipment in the first quarter of 2004 for $28.4 million.

Financing Activities
The change in Great Plains Energy’s and consolidated KCP&L’s cash flows from financing activities for the three months ended March 31, 2004, compared to the same period in 2003 reflects the first quarter 2003 equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity and environmental compliance on existing generating units) and dividends to Great Plains Energy with internally-generated funds. However, it might not be able to meet these requirements with internally-generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

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

Great Plains Energy filed a registration statement, which became effective in April 2004, for the issuance of an aggregate amount up to $500.0 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities and related guarantees, common stock, warrants, stock purchase contracts or stock purchase units. The prospectus filed with this registration statement also included $148.2 million of securities remaining available to be offered under a prior registration statement providing for an aggregate amount of availability of $648.2 million.

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $500.7 million of this amount.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of March 31, 2004.

KCP&L may issue equity and long-term debt only with the authorization of the MPSC. KCP&L’s previous authorization expired at the end of 2003. KCP&L has filed an application with the MPSC for authority to issue up to $600 million of long-term debt through March 31, 2006. The MPSC Staff has recommended approval of the application on the following conditions, among others: (i) no more than $150.0 million of the authorized debt can be used for purposes other than refinancing existing securities and (ii) the proceeds of the authorized debt must be used exclusively for the benefit of KCP&L’s regulated operations. KCP&L expects the MPSC to issue an order approving the application with the MPSC Staff conditions in May 2004.

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any one time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade, (iii) all of the outstanding rated securities of Great

Plains Energy (except preferred stock) are rated investment grade, and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of March 31, 2004.

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 5 to the consolidated financial statements.

Debt Agreements
During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. The existing facilities contain a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At March 31, 2004, the Company was in compliance with these covenants. At March 31, 2004, Great Plains Energy had $95.0 million of outstanding borrowings under the 364-day revolving credit facility with a weighted-average interest rate of 2.04%.

Strategic Energy maintains a secured revolving credit facility for up to $95 million with a group of banks. This facility is partially guaranteed by Great Plains Energy. The facility enhances Strategic Energy’s liquidity including its ability to provide credit support through letters of credit for purchased power and regulatory requirements. The maximum amount available for loans and letters of credit under the facility is the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally is the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at March 31, 2004. At March 31, 2004, Strategic Energy had a minimum fixed charge ratio, as defined in the agreement, of at least 1.05 to 1.0; however, if the ratio drops below 1.05 to 1.0, Great Plains Energy’s guarantee amount is required to be increased based on quarterly calculations. At March 31, 2004, $53.1 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $32.2 million of capacity available for loans and additional letters of credit. The termination date of the facility has been extended from June 2004 to August 2004. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $30 million and a maximum debt to EBITDA ratio of 2.0 to 1.0, as those are defined in the agreement. At March 31, 2004, Strategic Energy was in compliance with these covenants.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $150.0 million with seven banks (as of March 31, 2004). KCP&L uses these lines to provide support for its issuance of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. KCP&L has MAC clauses in three agreements covering $70.0 million of available bilateral credit lines. These three facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under these agreements, KCP&L is able to access the facilities even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At March 31, 2004, KCP&L was in compliance with these covenants. As of March 31, 2004, KCP&L had $0.9 million outstanding of funds borrowed from banks with a weighted-average interest rate of 1.69%.

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

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At March 31, 2004, KLT Investments had $10.6 million in outstanding notes, including current maturities.

Under stipulations with the MPSC and the KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization. Pursuant to an SEC order, Great Plains Energy’s and KCP&L’s authorization to issue securities is conditioned on maintaining a consolidated common equity capitalization of at least 30% and complying with other conditions described above.

Pensions
The Company maintains defined benefit pension plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. Plans are funded at a minimum on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

After consideration of additional funding made in 2003, the 2004 required contribution to meet the minimum funding requirements of ERISA is expected to be $4.2 million and will be funded by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the remaining required funding.

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

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations were relatively unchanged at March 31, 2004, compared to December 31, 2003.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of March 31, 2004. Great Plains Energy is currently authorized to issue up to $600 million for guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees.

Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at March 31, 2004, compared to December 31, 2003.

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy and consolidated KCP&L.

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 11 to the consolidated financial statements.

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our 2003 Form 10-K, incorporated herein by reference. There have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

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

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, Great Plains Energy’s and KCP&L’s internal control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS
There are no matters reportable under this Item 1 for the quarter.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases of Great Plains Energy common stock were made during the quarter by or for the following plans (Plans):

o	The Great Plains Energy Incorporated Long-Term Incentive Plan, which is an equity compensation plan approved by the shareholders providing for grants by the Compensation Committee of the Board of Directors of stock options, restricted stock, performance shares and other stock-based awards.

o	The Great Plains Energy Incorporated Cash or Deferred Arrangement (“Employee Savings Plus”) Plan, which is a defined contribution plan where part or all of employee contributions and employer matching contributions can be invested in Great Plains Energy common stock; and

o	The Great Plains Energy Incorporated Dividend Reinvestment and Direct Stock Purchase Plan, through which investors can purchase common stock and reinvest cash dividends in additional shares of common stock.

There were no other purchases of Great Plains Energy common stock made by the Company during the quarter.

The following table provides information regarding purchases of Great Plains Energy common stock during the quarter by or on behalf of Great Plains Energy or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities (1)

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
			Purchased as Part	that May Yet Be
	Total Number of		of Publicly	Purchased Under
	Shares (or Units)	Average Price Paid	Announced Plans or	the Plans or
Month	Purchased	per Share (or Unit)	Programs	Programs (2)

January 1 - 31	17,917	31.96	17,917	3,515,386
February 1 - 29	12,692	34.87	12,692	3,521,050
March 1 - 31	72,249	34.52	72,249	3,448,801

Total	102,858	34.12	102,858

(1)

The Great Plains Energy Long-Term Incentive Plan became effective on May 5, 1992. The aggregate number of shares of common stock available for awards under this plan is not more than three million. Awards may be granted under this plan until May 5, 2012.

The Great Plains Energy Incorporated Cash or Deferred Arrangement (“Employee Savings Plus”) Plan became effective on January 1, 1988. The plan has no aggregate limitation regarding the number of shares of common stock that can be purchased by, for or through the plan. The most recent registration statement filed for the plan under the Securities Act of 1933, as amended, registered 1,300,000 shares of common stock for the plan.

The Great Plains Energy Incorporated Dividend Reinvestment and Direct Stock Purchase Plan became effective on January 5, 1994, and was amended on February 11, 2000, to include direct stock purchases. The plan has no aggregate limitation regarding the number of shares of common stock that can be purchased by, for or through the plan. The most recent registration statement filed for the plan under the Securities Act of 1933, as amended, registered 1,000,000 shares of common stock for the plan.

(2)

Represents the aggregate number of securities remaining available for future issuance under the Great Plains Energy Long-Term Incentive Plan and under the currently effective registration statements of the Great Plains Energy Incorporated Cash or Deferred Arrangement (“Employee Savings Plus”) Plan and the Great Plains Energy Incorporated Dividend Reinvestment and Direct Stock Purchase Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Great Plains Energy Documents

Exhibit
Number	Description of Document

10.1.a	364-Day Credit Agreement, dated as of March 5, 2004, by and among Great Plains Energy Incorporated, Bank One, NA, BNP Paribas, Commerzbank AG, Keybank National Association, Wachovia Bank, National Association, CoBank, ACB, The Bank of New York, The Bank of Nova Scotia, PNC Bank, National Association, U.S. Bank, National Association, Bank Hapoalim, LaSalle Bank National Association, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd., Fleet National Bank, Fifth Third Bank, and Merrill Lynch Bank USA.

10.1.b	Three-Year Credit Agreement, dated as of March 5, 2004, by and among Great Plains Energy Incorporated, Bank One, NA, BNP Paribas, Commerzbank AG, Keybank National Association, Wachovia Bank, National Association, CoBank, ACB, The Bank of New York, The Bank of Nova Scotia, PNC Bank, National Association, U.S. Bank, National Association, Bank Hapoalim, LaSalle Bank National Association, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd., Fleet National Bank, Fifth Third Bank, and Merrill Lynch Bank USA.

10.1.c	*	Guaranty issued by Great Plains Energy Incorporated, dated as of March 1, 2004, in favorof The Cincinnati Gas & Electric Company (Exhibit 10.1.dd to Form 10-K for the yearended December 31, 2003).

10.1.d	Guaranty Extension by and between Great Plains Energy Incorporated and The Cincinnati Gas & Electric Company, dated as of March 29, 2004.

10.1.e	*+	Annual Incentive Compensation Plan dated February 2004 (Exhibit 10.1.b to Form 10-K for the year ended December 31, 2003).

12.1	Ratio of Earnings to Fixed Charges

31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.1	Section 1350 Certifications.

+ Indicates management contract or compensatory plan or arrangement.

* Filed as exhibits to prior Annual Reports on Form 10-K and incorporated by reference and made a part hereof. The exhibit number and report reference of the documents so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit.

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

Great Plains Energy filed on April 22, 2004, a report on Form 8-K dated April 21, 2004, furnishing pursuant to Item 12 thereof a press release regarding first quarter 2004 earnings, and reporting pursuant to Item 5 thereof an agreement to purchase an additional 11.45% interest in Strategic Energy L.L.C.

KCP&L

KCP&L furnished on February 5, 2004, a report on Form 8-K dated February 4, 2004, furnishing a press release regarding fourth quarter 2003 and full year 2003 earnings.

KCP&L furnished on April 22, 2004, a report on Form 8-K dated April 21, 2004, furnishing a press release regarding first quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: May 7, 2004	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 7, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 7, 2004	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: May 7, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)