Form 10-Q
period 2004-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2004-08-06
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Great Plains Energy Incorporated Yes X No _ Kansas City Power & Light Company Yes _ No X

As of August 2, 2004 the number of shares outstanding of (i) Great Plains Energy’s common stock was 74,262,553 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

o	future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets
o	market perception of the energy industry and the Company
o	changes in business strategy, operations or development plans
o	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the Public
o	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
o	financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company's pension plan assets and costs
o	ability to maintain current credit ratings
o	inflation rates
o	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
o	impact of terrorist acts
o	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
o	ability to carry out marketing and sales plans
o	weather conditions including weather-related damage
o	cost, availability and deliverability of fuel
o	ability to achieve generation planning goals and the occurrence of unplanned generation outages
o	delays in the anticipated in-service dates of additional generating capacity
o	nuclear operations
o	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
o	performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
o	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition
2003 Form 10-K	Combined 2003 Annual Report on Form 10-K, as amended by
Amendment No. 1 on Form 10-K/A and by the Current Report on Form
8-K dated May 12, 2004
35 Act	Public Utility Holding Company Act of 1935, as amended
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
CAIR	Clear Air Interstate Rule
CO2	Carbon Dioxide
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary, HSS
Custom Energy Holdings	Custom Energy Holdings, L.L.C.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	Federal Energy Regulatory Commission
GDP	Gross Domestic Product
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
kWh	Kilowatt hour
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide

Abbreviation or Acronym	Definition
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
SE Holdings	SE Holdings, L.L.C.
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SOx	Sulfur Oxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2004	2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$249,588	$114,227
Restricted cash	19,460	20,850
Receivables	247,831	240,344
Fuel inventories, at average cost	23,407	22,543
Materials and supplies, at average cost	51,571	56,599
Deferred income taxes	2,715	686
Assets of discontinued operations	28,117	27,830
Other	49,708	14,293

Total	672,397	497,372

Nonutility Property and Investments
Affordable housing limited partnerships	48,166	52,644
Nuclear decommissioning trust fund	77,090	74,965
Other	44,457	44,428

Total	169,713	172,037

Utility Plant, at Original Cost
Electric	4,789,944	4,700,983
Less-accumulated depreciation	2,137,803	2,082,419

Net utility plant in service	2,652,141	2,618,564
Construction work in progress	50,538	53,250
Nuclear fuel, net of amortization of $120,547 and $113,472	25,030	29,120

Total	2,727,709	2,700,934

Deferred Charges
Regulatory assets	148,753	145,627
Prepaid pension costs	98,367	108,247
Goodwill	86,728	26,105
Other deferred charges	76,007	31,628

Total	409,855	311,607

Total	$3,979,674	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2004	2003

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$17,000	$87,000
Current maturities of long-term debt	212,317	59,303
EIRR bonds classified as current	129,288	129,288
Accounts payable	206,687	186,747
Accrued taxes	62,937	39,886
Accrued interest	12,114	11,937
Accrued payroll and vacations	23,780	34,762
Accrued refueling outage costs	6,962	1,760
Supplier collateral	19,460	20,850
Liabilities of discontinued operations	3,289	4,607
Other	27,446	28,944

Total	721,280	605,084

Deferred Credits and Other Liabilities
Deferred income taxes	616,278	609,333
Deferred investment tax credits	35,579	37,571
Asset retirement obligations	110,128	106,694
Pension liability	91,651	89,488
Other	101,536	79,141

Total	955,172	922,227

Capitalization
Common stock equity
Common stock-150,000,000 shares authorized without par value
74,259,203 and 69,259,203 shares issued, stated value	761,424	611,424
Unearned compensation	(1,405)	(1,633)
Capital stock premium and expense	(32,444)	(7,240)
Retained earnings	402,175	391,750
Treasury stock-90 and 3,265 shares, at cost	(3)	(121)
Accumulated other comprehensive loss	(28,822)	(36,886)

Total	1,100,925	957,294
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 6)	1,163,297	1,158,345

Total	2,303,222	2,154,639

Commitments and Contingencies (Note 12)

Total	$3,979,674	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2004	2003	2004	2003

	(thousands)
Operating Revenues
Electric revenues - KCP&L	$274,625	$247,315	$521,160	$481,707
Electric revenues - Strategic Energy	338,029	254,824	632,140	483,776
Other revenues	846	858	1,678	1,722

Total	613,500	502,997	1,154,978	967,205

Operating Expenses
Fuel	42,256	37,110	82,856	74,504
Purchased power - KCP&L	17,353	15,868	29,820	31,941
Purchased power - Strategic Energy	307,404	226,003	571,758	425,946
Other	77,906	70,688	157,640	140,193
Maintenance	23,559	23,798	44,030	46,750
Depreciation and depletion	37,565	35,410	74,085	70,677
General taxes	25,303	23,700	50,024	48,108
Gain on property	(123)	(20,523)	(158)	(20,550)

Total	531,223	412,054	1,010,055	817,569

Operating income	82,277	90,943	144,923	149,636
Non-operating income	1,557	2,313	2,969	3,578
Non-operating expenses	(3,577)	(2,218)	(6,479)	(6,940)
Interest charges	(18,966)	(19,417)	(37,305)	(38,891)

Income from continuing operations before income taxes,
loss from equity investments and minority interest in
subsidiaries	61,291	71,621	104,108	107,383
Income taxes	19,949	10,130	32,112	21,261
Loss from equity investments	(306)	(293)	(613)	(586)
Minority interest in subsidiaries	410	(2,221)	(435)	(4,475)

Income from continuing operations	41,446	58,977	70,948	81,061
Gain (Loss) from discontinued operations, net of
income taxes (Notes 7 and 8)	159	(8,091)	(2,019)	(15,620)

Net income	41,605	50,886	68,929	65,441
Preferred stock dividend requirements	412	412	823	823

Earnings available for common stock	$41,193	$50,474	$68,106	$64,618

Average number of common shares outstanding	70,193	69,186	69,725	69,188
Basic and diluted earnings per common share
Continuing operations	$0.59	$0.85	$1.01	$1.16
Discontinued operations	-	(0.12)	(0.03)	(0.23)

Basic and diluted earnings per common share	$0.59	$0.73	$0.98	$0.93

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to date June 30	2004	2003

	(thousands)
Cash Flows from Operating Activities
Net income	$68,929	$65,441
Less: Loss from discontinued operations, net of income taxes	(2,019)	(15,620)

Income from continuing operations	70,948	81,061
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	74,085	70,677
Amortization of:
Nuclear fuel	7,075	7,026
Other	4,990	5,773
Deferred income taxes (net)	(1,384)	(2,278)
Investment tax credit amortization	(1,992)	(1,997)
Loss from equity investments	613	586
Gain on property	(158)	(20,550)
Minority interest	435	4,475
Other operating activities (Note 4)	(15,789)	7,673

Net cash from operating activities	138,823	152,446

Cash Flows from Investing Activities
Utility capital expenditures	(103,900)	(79,631)
Allowance for borrowed funds used during construction	(801)	(781)
Purchases of investments	(1,776)	(1,743)
Purchases of nonutility property	(3,254)	(1,035)
Proceeds from disposition of property	1,872	23,347
Purchase of additional indirect interest in Strategic Energy	(89,994)	-
Hawthorn No. 5 partial insurance recovery	30,810	3,940
Hawthorn No. 5 partial litigation settlements	813	-
Other investing activities	(5,160)	1,958

Net cash from investing activities	(171,390)	(53,945)

Cash Flows from Financing Activities
Issuance of common stock	150,000	-
Issuance of long-term debt	163,600	-
Issuance fees	(10,158)	-
Repayment of long-term debt	(4,121)	(132,548)
Net change in short-term borrowings	(70,000)	109,747
Dividends paid	(58,308)	(58,247)
Other financing activities	(3,085)	(4,609)

Net cash from financing activities	167,928	(85,657)

Net Change in Cash and Cash Equivalents	135,361	12,844
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	114,227	65,506

Cash and Cash Equivalents from Continuing
Operations at End of Period	$249,588	$78,350

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$198	$(95)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	168	95

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$366	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Stock Equity
(Unaudited)

Three Months Ended June 30	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	69,259,203	$611,424	69,196,322	$609,497
Issuance of common stock	5,000,000	150,000	-	-

Ending balance	74,259,203	761,424	69,196,322	609,497

Unearned Compensation
Beginning balance		(1,580)		-
Compensation expense recognized		175		-

Ending balance		(1,405)		-

Capital Stock Premium and Expense
Beginning balance		(7,228)		(7,592)
Issuance of common stock		(5,600)		-
FELINE PRIDESsm purchase contract
adjustment, allocated fees and expenses		(19,657)		-
Other		41		84

Ending balance		(32,444)		(7,508)

Retained Earnings
Beginning balance		389,867		349,010
Net income		41,605		50,886
Loss on reissuance of treasury stock		(73)		-
Dividends:
Common stock		(28,743)		(28,711)
Preferred stock - at required rates		(412)		(412)
Options		(69)		-

Ending balance		402,175		370,773

Treasury Stock
Beginning balance	(448)	(15)	(7,273)	(173)
Treasury shares acquired	(7,000)	(213)	(30,000)	(797)
Treasury shares reissued	7,358	225	24,572	419

Ending balance	(90)	(3)	(12,701)	(551)

Accumulated Other Comprehensive Loss
Beginning balance		(33,347)		(22,328)
Derivative hedging activity		4,525		(3,481)

Ending balance		(28,822)		(25,809)

Total Common Stock Equity		$1,100,925		$946,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Stock Equity
(Unaudited)

Year to Date June 30	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	69,259,203	$611,424	69,196,322	$609,497
Issuance of common stock	5,000,000	150,000	-	-

Ending balance	74,259,203	761,424	69,196,322	609,497

Unearned Compensation
Beginning balance		(1,633)		-
Compensation expense recognized		228		-

Ending balance		(1,405)		-

Capital Stock Premium and Expense
Beginning balance		(7,240)		(7,744)
Issuance of common stock		(5,600)		-
FELINE PRIDES purchase contract
adjustment, allocated fees and expenses		(19,657)		-
Other		53		236

Ending balance		(32,444)		(7,508)

Retained Earnings
Beginning balance		391,750		363,579
Net income		68,929		65,441
Loss on reissuance of treasury stock		(127)		-
Dividends:
Common stock		(57,485)		(57,424)
Preferred stock - at required rates		(823)		(823)
Options		(69)		-

Ending balance		402,175		370,773

Treasury Stock
Beginning balance	(3,265)	(121)	(152)	(4)
Treasury shares acquired	(10,183)	(314)	(40,000)	(1,034)
Treasury shares reissued	13,358	432	27,451	487

Ending balance	(90)	(3)	(12,701)	(551)

Accumulated Other Comprehensive Loss
Beginning balance		(36,886)		(25,858)
Derivative hedging activity		8,064		89
Minimum pension obligation		-		(40)

Ending balance		(28,822)		(25,809)

Total Common Stock Equity		$1,100,925		$946,402

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2004	2003	2004	2003

	(thousands)
Net income	$41,605	$50,886	$68,929	$65,441

Other comprehensive income
Gain (loss) on derivative hedging instruments	8,702	(4,020)	16,789	7,778
Income tax expense	(3,828)	1,765	(7,366)	(3,360)

Net gain (loss) on derivative hedging instruments	4,874	(2,255)	9,423	4,418

Change in minimum pension obligation	-	-	-	(66)
Income tax expense	-	-	-	26

Net change in minimum pension obligation	-	-	-	(40)

Reclassification to revenues and expenses, net of tax	(349)	(1,226)	(1,359)	(4,329)

Comprehensive income	$46,130	$47,405	$76,993	$65,490

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30 2004	December 31 2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$179,489	$26,520
Receivables	75,927	95,635
Fuel inventories, at average cost	23,407	22,543
Materials and supplies, at average cost	51,571	56,599
Deferred income taxes	2,715	686
Other	14,683	8,611

Total	347,792	210,594

Nonutility Property and Investments
Nuclear decommissioning trust fund	77,090	74,965
Other	33,631	34,255

Total	110,721	109,220

Utility Plant, at Original Cost
Electric	4,789,944	4,700,983
Less-accumulated depreciation	2,137,803	2,082,419

Net utility plant in service	2,652,141	2,618,564
Construction work in progress	50,538	53,046
Nuclear fuel, net of amortization of $120,547 and $113,472	25,030	29,120

Total	2,727,709	2,700,730

Deferred Charges
Regulatory assets	148,753	145,627
Prepaid pension costs	97,448	106,888
Other deferred charges	24,097	29,517

Total	270,298	282,032

Total	$3,456,520	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30 2004	December 31 2003

	(thousands)
LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable to Great Plains Energy	$22,770	$21,983
Current maturities of long-term debt	209,140	54,500
EIRR bonds classified as current	129,288	129,288
Accounts payable	75,698	82,353
Accrued taxes	52,045	41,114
Accrued interest	11,947	11,763
Accrued payroll and vacations	18,082	20,486
Accrued refueling outage costs	6,962	1,760
Other	8,571	8,619

Total	534,503	371,866

Deferred Credits and Other Liabilities
Deferred income taxes	644,840	641,673
Deferred investment tax credits	35,579	37,571
Asset retirement obligations	110,128	106,694
Pension liability	84,347	84,434
Other	49,115	52,196

Total	924,009	922,568

Capitalization
Common stock equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	812,041	662,041
Retained earnings	224,530	228,761
Accumulated other comprehensive loss	(34,995)	(35,244)

Total	1,001,576	855,558
Long-term debt (Note 6)	996,432	1,152,584

Total	1,998,008	2,008,142

Commitments and Contingencies (Note 12)

Total	$3,456,520	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2004	2003	2004	2003

	(thousands)
Operating Revenues
Electric revenues	$274,625	$247,315	$521,160	$481,707
Other revenues	413	519	854	1,090

Total	275,038	247,834	522,014	482,797

Operating Expenses
Fuel	42,256	37,110	82,856	74,504
Purchased power	17,353	15,868	29,820	31,941
Other	63,000	59,082	126,953	116,179
Maintenance	23,547	23,792	44,013	46,744
Depreciation and depletion	36,382	34,973	72,326	69,869
General taxes	24,303	22,977	48,218	46,721
(Gain) Loss on property	(123)	127	(158)	100

Total	206,718	193,929	404,028	386,058

Operating income	68,320	53,905	117,986	96,739
Non-operating income	1,274	1,028	2,464	1,947
Non-operating expenses	(2,082)	(1,923)	(3,628)	(4,144)
Interest charges	(17,164)	(17,618)	(34,388)	(35,440)

Income from continuing operations before
income taxes and minority interest in subsidiaries	50,348	35,392	82,434	59,102
Income taxes	19,294	13,454	31,443	24,044
Minority interest in subsidiaries	1,278	-	2,521	-

Income from continuing operations	32,332	21,938	53,512	35,058
Loss from discontinued operations, net
of income taxes (Note 8)	-	(7,454)	-	(8,690)

Net income	$32,332	$14,484	$53,512	$26,368

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to date June 30	2004	2003

	(thousands)
Cash Flows from Operating Activities
Net income	$53,512	$26,368
Less: Loss from discontinued operations, net of income taxes	-	(8,690)

Income from continuing operations	53,512	35,058
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	72,326	69,869
Amortization of:
Nuclear fuel	7,075	7,026
Other	3,842	4,635
Deferred income taxes (net)	979	(2,488)
Investment tax credit amortization	(1,992)	(1,997)
(Gain) loss on property	(158)	100
Minority interest	(2,521)	-
Other operating activities (Note 4)	6,613	77

Net cash from operating activities	139,676	112,280

Cash Flows from Investing Activities
Utility capital expenditures	(103,900)	(79,631)
Allowance for borrowed funds used during construction	(801)	(781)
Purchases of investments	(1,776)	(1,743)
Purchases of nonutility property	(106)	(2)
Proceeds from sale of assets	372	183
Hawthorn No. 5 partial insurance recovery	30,810	3,940
Hawthorn No. 5 partial litigation settlements	813	-
Other investing activities	(5,163)	1,044

Net cash from investing activities	(79,751)	(76,990)

Cash Flows from Financing Activities
Repayment of long-term debt	-	(124,000)
Net change in short-term borrowings	787	22,650
Dividends paid to Great Plains Energy	(57,743)	(33,000)
Equity contribution from Great Plains Energy	150,000	100,000
Other financing activities	-	(2)

Net cash from financing activities	93,044	(34,352)

Net Change in Cash and Cash Equivalents	152,969	938
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	26,520	171

Cash and Cash Equivalents from Continuing
Operations at End of Period	$179,489	$1,109

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$-	$(307)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	-	307

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$-

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Stock Equity
(Unaudited)

Three Months Ended June 30	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	1	$662,041	1	$662,041
Equity contribution from Great Plains Energy	-	150,000	-	-

Ending balance	1	812,041	1	662,041

Retained Earnings
Beginning balance		220,941		208,490
Net income		32,332		14,484
Dividends:
Common stock held by Great Plains Energy		(28,743)		(20,000)

Ending balance		224,530		202,974

Accumulated Other Comprehensive Loss
Beginning balance		(34,997)		(25,844)
Derivative hedging activity		2		(50)

Ending balance		(34,995)		(25,894)

Total Common Stock Equity		$1,001,576		$839,121

Year to Date June 30	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock
Beginning balance	1	$662,041	1	$562,041
Equity contribution from Great Plains Energy	-	150,000	-	100,000

Ending balance	1	812,041	1	662,041

Retained Earnings
Beginning balance		228,761		209,606
Net income		53,512		26,368
Dividends:
Common stock held by Great Plains Energy		(57,743)		(33,000)

Ending balance		224,530		202,974

Accumulated Other Comprehensive Loss
Beginning balance		(35,244)		(26,614)
Derivative hedging activity		249		760
Minimum pension obligation		-		(40)

Ending balance		(34,995)		(25,894)

Total Common Stock Equity		$1,001,576		$839,121

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2004	2003	2004	2003

	(thousands)
Net income	$32,332	$14,484	$53,512	$26,368

Other comprehensive income
Gain (loss) on derivative hedging instruments	3	(81)	407	1,247
Income tax expense	(1)	31	(158)	(487)

Net gain (loss) on derivative hedging instruments	2	(50)	249	760

Change in minimum pension obligation	-	-	-	(66)
Income tax expense	-	-	-	26

Net change in minimum pension obligation	-	-	-	(40)

Reclassification to revenues and expenses, net of tax	-	-	-	-

Comprehensive income	$32,334	$14,434	$53,761	$27,088

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

In management’s opinion, the consolidated interim financial statements reflect all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary to present fairly the results of operations for the interim periods presented. These statements and notes should be read in connection with the applicable financial statements and related notes included in the combined 2003 Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and recast to reflect certain discontinued operations by the Current Report on Form 8-K dated May 12, 2004 (2003 Form 10-K), of Great Plains Energy and consolidated KCP&L.

1. ORGANIZATION

Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company registered with and subject to the regulation of the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935, as amended (35 Act). Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries.

Great Plains Energy has five direct subsidiaries:

o	KCP&L is an integrated, regulated electric utility, which provides reliable, affordable electricity to customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy’s two reportable segments. KCP&L’s wholly-owned subsidiary, Home Service Solutions Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). Worry Free is no longer actively pursuing new customers and management does not anticipate significant additional capital investments in Worry Free. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 8 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

o	KLT Inc. is an intermediate holding company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy is the other reportable segment of Great Plains Energy. In February 2004, the Company announced its decision to sell the KLT Gas natural gas properties (KLT Gas portfolio) and exit the gas business. See Note 7 for additional information.

o	Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation until market conditions improve or the Company makes further changes in its business strategy. The siting and permitting process is currently focused on two potential new generation sites. GPP has made no significant investments to date.

o	Innovative Energy Consultants Inc. (IEC) holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

o	Great Plains Energy Services Incorporated (Services) was formed in 2003 as a service company under the 35 Act to provide support and administrative services to Great Plains Energy and certain of its subsidiaries.

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

2. CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $19.4 million and $16.1 million at June 30, 2004, and December 31, 2003, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at June 30, 2004, and December 31, 2003, was $19.5 million and $20.9 million, respectively.

3. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s earnings per common share (EPS) from other securities for the three months ended and year to date June 30, 2004 and 2003. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The loss per share impact of discontinued operations, net of income taxes, is determined by dividing the loss from discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDES calculated using the treasury stock method.

The following tables reconcile Great Plains Energy’s basic and diluted EPS from continuing operations:

	Income	Shares	EPS

Three Months Ended June 30, 2004	(thousands except per share amounts)
Income from continuing operations	$41,446
Less: Preferred stock dividend requirement	412

Basic EPS
Income available to common stockholders	41,034	70,193	$0.59
Add: effect of dilutive securities		82

Diluted EPS	$41,034	70,275	$0.59

	Income	Shares	EPS

Three Months Ended June 30, 2003	(thousands except per share amounts)
Income from continuing operations	$58,977
Less: Preferred stock dividend requirement	412

Basic EPS
Income available to common stockholders	58,565	69,186	$0.85
Add: effect of dilutive securities		21

Diluted EPS	$58,565	69,207	$0.85

	Income	Shares	EPS

Year to Date June 30, 2004	(thousands except per share amounts)
Income from continuing operations	$70,948
Less: Preferred stock dividend requirement	823

Basic EPS
Income available to common stockholders	70,125	69,725	$1.01
Add: effect of dilutive securities		94

Diluted EPS	$70,125	69,819	$1.01

	Income	Shares	EPS

Year to Date June 30, 2003	(thousands except per share amounts)
Income from continuing operations	$81,061
Less: Preferred stock dividend requirement	823

Basic EPS
Income available to common stockholders	80,238	69,188	$1.16
Add: effect of dilutive securities		1

Diluted EPS	$80,238	69,189	$1.16

For the three months ended June 30, 2004 and 2003, and year to date June 30, 2004, there were no anti-dilutive shares applicable to stock options, performance shares and restricted stock. For the three months ended and year to date June 30, 2004, the FELINE PRIDES were anti-dilutive. Options to purchase 305,000 shares of common stock for year to date June 30, 2003, were excluded from the computation of diluted EPS because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common shares during the period.

During the second quarter of 2004, the Company adopted Emerging Issues Task Force Issue (EITF) No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, “Earnings Per Share”. For the three months ended and year to date June 30, 2004 and 2003, Great Plains Energy did not have any participating securities; therefore, EITF No. 03-6 did not have an effect on EPS.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

Year to Date June 30	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$(37,611)	$(13,489)
Fuel inventories	(864)	(4,041)
Materials and supplies	5,028	(4,830)
Accounts payable	14,749	25,902
Accrued taxes	23,051	8,367
Accrued interest	(67)	(4,115)
Wolf Creek refueling outage accrual	5,202	5,306
Deposits with suppliers	(19,033)	(5,535)
Pension and postretirement benefit assets and obligations	10,721	5,485
Allowance for equity funds used during construction	(924)	(793)
Other	(16,041)	(4,584)

Total other operating activities	$(15,789)	$7,673

Cash paid during the period:
Interest	$35,475	$41,831
Income taxes	$23,329	$28,390

Consolidated KCP&L Other Operating Activities

Year to Date June 30	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$(11,102)	$(13,641)
Fuel inventories	(864)	(4,041)
Materials and supplies	5,028	(4,830)
Accounts payable	(6,655)	11,656
Accrued taxes	10,931	16,117
Accrued interest	184	(3,554)
Wolf Creek refueling outage accrual	5,202	5,306
Pension and postretirement benefit assets and obligations	8,032	4,808
Allowance for equity funds used during construction	(924)	(793)
Other	(3,219)	(10,951)

Total other operating activities	$6,613	$77

Cash paid during the period:
Interest	$32,552	$37,817
Income taxes	$34,972	$24,201

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

5. RECEIVABLES

The Company’s receivables are comprised of the following:

	June 30 2004	December 31 2003

Customer accounts receivable sold to	(thousands)
Receivables Company	$37,553	$17,902
Consolidated KCP&L other receivables	38,374	77,733

Consolidated KCP&L receivables	75,927	95,635
Great Plains Energy other receivables	171,904	144,709

Great Plains Energy receivables	$247,831	$240,344

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. Accounts receivable sold under this revolving agreement totaled $102.6 million and $87.9 million at June 30, 2004, and December 31, 2003, respectively. These sales included unbilled receivables of $41.2 million and $28.4 million at June 30, 2004, and December 31, 2003, respectively. As a result of the sale to outside investors, Receivables Company receives up to $70 million in cash, which is forwarded to KCP&L as consideration for its sale. At June 30, 2004, and December 31, 2003, Receivables Company had received $65.0 million and $70.0 million in cash, respectively. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	Three Months Ended June 30		Year to Date June 30
	2004	2003	2004	2003

Gross proceeds on sale of	(thousands)
accounts receivable	$235,002	$224,717	$435,440	$421,246
Collections	209,601	205,164	418,798	412,158
Loss on sale of accounts receivable	864	1,010	1,276	1,851
Late fees	457	437	1,012	953

Consolidated KCP&L’s other receivables at June 30, 2004, and December 31, 2003, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. The December 31, 2003, amounts also included insurance recoveries. Great Plains Energy’s other receivables at June 30, 2004, and December 31, 2003, are primarily the accounts receivable held by Strategic Energy including unbilled receivables of $88.6 million and $81.2 million at June 30, 2004, and December 31, 2003, respectively.

6. CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is as follows:

	Year Due	June 30 2004	December 31 2003

Consolidated KCP&L		(thousands)
General Mortgage Bonds
7.55%*** Medium-Term Notes	2004-2007	$55,000	$55,000
2.35%* and 2.36%** EIRR Bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(576)	(689)
EIRR bonds
2.29%* and 2.16%** Series A & B	2015	106,693	108,919
2.25%*** Series C	2017	50,000	50,000
2.29%* and 2.16%** Series D	2017	40,061	40,923
8.3% Junior Subordinated Deferred Interest Bonds	2037	154,640	154,640
1.31%* and 1.25%** Combustion Turbine Synthetic Lease	2006	145,274	143,811
Current liabilities
EIRR bonds classified as current		(129,288)	(129,288)
Current maturities		(209,140)	(54,500)

Total consolidated KCP&L excluding current liabilities		996,432	1,152,584
Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	-
7.63%* and 7.84%** Affordable Housing Notes	2005-2008	6,442	10,564

Current maturities		(3,177)	(4,803)

Total consolidated Great Plains Energy excluding current maturities		$1,163,297	$1,158,345

* Weighted-average rate as of June 30, 2004
** Weighted-average rate as of December 31, 2003
*** Weighted-average rate as of June 30, 2004 and December 31, 2003

During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At June 30, 2004, the Company was in compliance with these covenants. At June 30, 2004, Great Plains Energy had $17.0 million of outstanding borrowings under the 364-day revolving credit facility with a weighted-average interest rate of 4.0%. Additionally, Great Plains Energy had issued letters of credit totaling $25.0 million under the 364-day revolving credit facility and $5.5 million under the three-year revolving credit facility as credit support for Strategic Energy at June 30, 2004. At December 31, 2003, Great Plains Energy had $87.0 million of outstanding borrowings under the $225.0 million revolving credit facility with a weighted-average interest rate of 2.12% and had issued a letter of credit for $15.8 million as credit support for Strategic Energy.

Through June 30, 2004, Strategic Energy maintained a secured revolving credit facility for up to $95 million with a group of banks. This facility was partially guaranteed by Great Plains Energy. The maximum amount available for loans and letters of credit under the facility was the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally was the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at June 30, 2004. At June 30, 2004, $45.5 million in letters of credit had been issued and there were no borrowings under the agreement. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million was a default under the facility. Under the terms of this agreement, Strategic Energy was required to maintain a minimum net worth of $30 million, a maximum debt to EBITDA ratio of 2.0 to 1.0 and a minimum fixed charge ratio of at least 1.05 to 1.0 as those were defined in the agreement. At June 30, 2004, Strategic Energy was in compliance with these covenants. This facility was replaced with a new $125.0 million three-year revolving credit facility with a group of banks on July 2, 2004.

Great Plains Energy has guaranteed $25.0 million of the new $125.0 million facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two.

Great Plains Energy filed a registration statement, which became effective in April 2004, for the issuance of an aggregate amount up to $500.0 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities and related guarantees, common stock, warrants, stock purchase contracts or stock purchase units. The prospectus filed with this registration statement also included $148.2 million of securities remaining available to be offered under a prior registration statement providing for an aggregate amount of availability of $648.2 million. In June 2004, Great Plains Energy issued 5.0 million shares of common stock at $30 per share under this registration statement with $150.0 million in gross proceeds. Issuance costs of $5.6 million are reflected in capital stock premium and expense on Great Plains Energy’s consolidated balance sheet and statement of common stock equity.

In June 2004, Great Plains Energy also issued $163.6 million of FELINE PRIDES under this registration statement. After these transactions, $171.0 million remains available under the registration statement. FELINE PRIDES, each with a stated amount of $25, initially consist of an interest in a senior note due February 16, 2009, and a contract requiring the holder to purchase the Company’s common stock on February 16, 2007. Each purchase contract will obligate the holder of the purchase contract to purchase, and Great Plains Energy to sell, on February 16, 2007, for $25 in cash, newly issued shares of the Company’s common stock equal to the settlement rate. The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date. Applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding February 16, 2007. The settlement rate will be applied to the 6.5 million FELINE PRIDES at the settlement date to issue a number of common shares determined as follows:

Applicable market value	Settlement rate (in common shares)	Market value per common share (a)

$35.40 or greater	0.7062 to 1	Greater than $25 per common share

$35.40 to $30.00	$25 divided by the applicable market value to 1	Equal to $25 per common share

$30.00 or less	0.8333 to 1	Less than $25 per common share

(a) Assumes that the market price of the Company's common stock on February 16, 2007, is the same as the applicable market value.

Great Plains Energy will make quarterly contract adjustment payments at the rate of 3.75% per year and interest payments at the rate of 4.25% per year both payable in February, May, August and November of each year, commencing August 16, 2004. Great Plains Energy must attempt to remarket the senior notes, in whole but not in part. If the senior notes are not successfully remarketed by February 16, 2007, Great Plains Energy will exercise its rights as a secured party to dispose of the senior notes in accordance with applicable law and satisfy in full each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

The fair value of the contract adjustment payment of $15.4 million is recorded as a liability in other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on a constant rate over the life of the purchase contract. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. Expenses allocated to the senior notes of $1.2 million have been capitalized and will be recognized as interest expense over the term of the notes. Expenses allocated to the purchase contracts of $4.2 million were recorded as capital stock premium and expense. Great Plains Energy has the right to defer the contract adjustment payment on the purchase contracts, but not the interest payments on the senior notes. In the event Great Plains Energy exercises its option to defer the payment of contract adjustment payments, Great Plains Energy and its subsidiaries are not permitted to, with certain exceptions, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any capital stock of Great Plans Energy until the deferred contract adjustment payments have been paid.

In 1997, KCPL Financing I issued $150.0 million of 8.3% preferred securities and KCP&L invested $4.6 million in common securities of KCPL Financing I. The sole asset of KCPL Financing I is the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. In July 2004, KCP&L redeemed the $154.6 million 8.3% Junior Subordinated Deferred Interest Debentures which were classified as current maturities on Great Plains Energy’s and consolidated KCP&L’s balance sheets at June 30, 2004. KCPL Financing I used the proceeds from the repayment of the 8.3% Junior Subordinated Deferrable Interest Debentures to redeem the $150.0 million of 8.3% preferred securities and the $4.6 million of common securities held by KCP&L.

7. KLT GAS DISCONTINUED OPERATIONS

At its February 2004 meeting, the Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. Consequently, in the first quarter of 2004, the KLT Gas portfolio was reported as discontinued operations and KLT Gas’ historical activities were reclassified in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” In the first quarter of 2004, the Company wrote down the KLT Gas portfolio to its estimated net realizable value, which reduced 2004 year to date earnings by $1.2 million, or $0.02 per share. The 2004 year to date loss from discontinued operations also reflects a loss of $0.8 million, or $0.01 per share, from the wind down operations. Year to date 2003 reflects a loss from discontinued operations of $6.9 million, or $0.10 per share, and includes a loss of $5.5 million, or $0.08 per share, related to an impairment on a Rocky Mountain project. To the extent actual proceeds from the sale of the KLT Gas portfolio differ from the estimated net realizable value used to determine the write down, any difference will be reflected by Great Plains Energy on its consolidated statement of income at the conclusion of the sale process.

In early August 2004, KLT Gas completed the sale of certain of the KLT Gas portfolio assets located in Wyoming, Colorado, Kansas and Nebraska for approximately $14 million. The after tax gain on disposition of these assets after consideration of transaction costs and asset retirement obligations assumed by the buyer is approximately $5 million or $0.07 per share. Management continues the bid evaluation and the marketing and sales process on the remainder of the KLT Gas portfolio assets, and expects to complete sales transactions on the remainder of the KLT Gas portfolio assets by the end of 2004.

The following table summarizes the discontinued operations through June 30, 2004.

	Year to Date June 30
	2004	2003

	(millions)
Revenues	$1.6	$0.7

Loss on discontinued operations before income taxes	(3.7)	(11.5)
Income tax benefit	1.7	4.6

Loss on discontinued operations, net of income taxes	$(2.0)	$(6.9)

Assets and liabilities of the discontinued operations are summarized in the following table.

	June 30 2004	December 31 2003

	(millions)
Current assets	$1.2	$1.0
Gas property and investments	8.3	9.8
Other nonutility property and investments	0.3	0.3
Accrued taxes	8.5	6.7
Deferred income taxes	9.8	10.0

Total assets of discontinued operations	$28.1	$27.8

Current liabilities	$1.5	$2.8
Asset retirement obligations	1.8	1.8

Total liabilities of discontinued operations	$3.3	$4.6

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

June 30, 2003	Three Months Ended	Year to Date

	(millions)
Revenues	$19.8	$31.8

Loss from operations before income taxes	$(0.4)	$(1.6)
Loss on disposal before income taxes	(18.9)	(18.9)

Total loss on discontinued operations
before income taxes	(19.3)	(20.5)
Income tax benefit (a)	11.8	11.8

Loss on discontinued operations, net
of income taxes	$(7.5)	$(8.7)

(a) RSAE had continual losses and therefore did not recognize tax benefits. The tax benefit reflected is the tax effect of Great Plains Energy's disposition of its interest in RSAE.

9. ACQUISITION OF ADDITIONAL INDIRECT INTEREST IN STRATEGIC ENERGY

Effective May 6, 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic Energy to just under 100%. The Company paid cash of $90.0 million, including $1.2 million of transaction costs. In accordance with the purchase terms, the Company also recorded a $0.9 million liability for 2004 fractional dividends to the previous owner for its share of 2004 budgeted Strategic Energy dividends. The transaction costs and the liability for fractional dividends are preliminary and subject to adjustment throughout the remainder of the year. See Notes 11 and 13 for additional discussion of the acquisition.

The preliminary purchase price allocation for the net assets acquired is as follows:

Strategic Energy Acquisition	May 6 2004

(millions)
Other non-utility property and investments	$10.7
Goodwill	60.6
Other deferred charges	46.1

Total assets	117.4
Accounts payable	0.9
Other deferred credits and liabilities	26.5

Net assets acquired	$90.0

A third party valuation firm was utilized in the determination of the purchase price allocation. Based on the valuation, the acquired share of identifiable intangible assets and liabilities were recorded by IEC at fair value as part of the purchase price allocation. The acquired share of the fair value of the identifiable intangibles was a net asset of $19.6 million. The fair value of acquired supply (intangible asset) and retail (intangible liability) contracts is being amortized over approximately 28 months. Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships and asset information systems, which are being amortized over 72 and 44 months, respectively. An intangible asset for the Strategic Energy trade name was also recorded and deemed to have an infinite life, and as such, is not being amortized.

10. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act, among other things, provides a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans. At this time, detailed regulations necessary to implement the Medicare Act have not been issued. Therefore, in accordance with Financial Accounting Standards Board (FASB) Staff Position Nos. FAS 106-1 and 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company elected to defer accounting for the effects of the Medicare Act until authoritative guidance is available. Such guidance could require revision of prior financial statements to include the effects of the Medicare Act. Until detailed regulations necessary to implement the Medicare Act are issued, the Company cannot determine the benefit, if any, associated with the new law. The Company will continue to monitor the new regulations and may amend the plan in order to benefit from the new legislation. The Company will adopt the guidance prescribed by FASB Staff Position No. FAS 106-2 in the third quarter of 2004.

The following table provides the net periodic benefit costs by component. These costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2004	2003	2004	2003

Components of net periodic benefit cost	(thousands)
Service cost	$4,202	$3,742	$236	$213
Interest cost	7,569	7,473	772	802
Expected return on plan assets	(7,953)	(6,925)	(167)	(143)
Amortization of prior service cost	1,070	1,071	59	54
Recognized net actuarial loss	1,945	322	184	149
Transition obligation	14	14	294	294
Amendment	-	-	-	28
Net settlements	688	-	-	-

Net periodic benefit cost	$7,535	$5,697	$1,378	$1,397

	Pension Benefits		Other Benefits
Year to Date June 30	2004	2003	2004	2003

Components of net periodic benefit cost	(thousands)
Service cost	$8,273	$7,485	$477	$425
Interest cost	14,975	14,946	1,544	1,605
Expected return on plan assets	(15,777)	(13,851)	(335)	(286)
Amortization of prior service cost	2,141	2,143	118	108
Recognized net actuarial loss	3,850	683	368	290
Transition obligation	26	28	588	587
Amendment	-	-	-	55
Net settlements	866	-	-	-

Net periodic benefit cost	$14,354	$11,434	$2,760	$2,784

11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In May 2004, Great Plains Energy, through IEC, completed its purchase from SE Holdings, L.L.C. (SE Holdings) of an additional 11.45% indirect interest in Strategic Energy for $88.8 million, excluding transaction costs. The purchase increased Great Plains Energy’s indirect ownership of Strategic Energy to just under 100%. See Note 9 for additional information regarding the purchase transaction. Richard Zomnir, currently Chief Executive Officer of Strategic Energy and certain other current and former employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. In connection with the transaction, Mr. Zomnir and other direct and indirect owners of SE Holdings entered into an agreement with IEC and Strategic Energy, providing for certain indemnification rights related to the litigation described in Note 13.

SE Holdings continues to be a member of Custom Energy Holdings and be represented on the Management Committees of Custom Energy Holdings and Strategic Energy. Custom Energy Holdings’ business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services Inc. (KLT Energy Services), one representative designated by IEC, and one representative designated by SE Holdings. Certain actions (including amendment of Custom Energy Holdings’ operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings.

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

12. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

Liability Insurance
The Price-Anderson Act currently limits the combined public liability of nuclear reactor owners to $10.8 billion for claims that could arise from a single nuclear incident. The owners of Wolf Creek, a nuclear generating station, (Owners) carry the maximum available commercial insurance of $0.3 billion. Secondary Financial Protection, an assessment plan mandated by the Nuclear Regulatory Commission (NRC), provides insurance for the $10.5 billion balance.

Under Secondary Financial Protection, if there were a catastrophic nuclear incident involving any of the nation’s licensed reactors, the Owners would be subject to a maximum retrospective assessment per incident of up to $95.8 million plus up to an additional 5% surcharge for a total of $100.6 million ($47.3 million, KCP&L’s 47% share). The Owners are jointly and severally liable for these charges, payable at a rate not to exceed $10 million ($5 million, KCP&L’s 47% share) per incident per year, excluding applicable premium taxes. The assessment, most recently revised in 2004, is subject to an inflation adjustment based on the Consumer Price Index and renewal of the Price-Anderson Act by Congress.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total about $26.0 million ($12.2 million, KCP&L’s 47% share).

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and could have a material, adverse effect on its financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at June 30, 2004, and December 31, 2003.

Nebraska officials and residents in the area of the proposed facility have raised significant opposition to the project and have made attempts through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Compact Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Compact Commission in the amount of $151.4 million against the state. The state appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. On February 18, 2004, a three-judge panel of the appellate court unanimously affirmed the trial court’s decision in its entirety. On March 2, 2004, Nebraska filed a Petition for Rehearing En Banc with the U.S. Court of Appeals for the Eighth Circuit. The court denied Nebraska’s petition on April 21, 2004. Nebraska’s only remaining avenue of appeal is to seek review by the U.S. Supreme Court. Nebraska filed its petition for review with that court on July 16, 2004. Based on the favorable outcome of the trial and appeal, in KCP&L’s opinion, there is a greater possibility of reversing the state’s license denial once the decision in this case is final. However, at this juncture it appears more likely that the ultimate remedy in the case will be Nebraska’s payment of monetary damages to the Compact Commission, or an arrangement by Nebraska and the Compact Commission for long-term waste disposal capability in another compact region, or a combination of the two, in lieu of issuance of a license to the proposed Boyd County, Nebraska, facility.

In May 1999, the Nebraska legislature passed a bill withdrawing Nebraska from the Compact. In August 1999, the Nebraska Governor gave official notice of the withdrawal to the other member states effective in August 2004. In June 2003, the Compact Commission revoked Nebraska’s membership in the Compact effective July 17, 2004. As a result, Nebraska’s legal rights under the Compact will be extinguished on the effective date of either the Compact Commission’s revocation of Nebraska’s membership or Nebraska’s withdrawal from the Compact. If the Compact Commission severs Nebraska’s membership by virtue of revocation, any legal obligations Nebraska incurred prior to revocation shall not cease until Nebraska fulfills them. The Compact Commission has taken the position that Nebraska’s legal obligations include the obligation to be the host state for a disposal site. Nebraska’s legal obligations, under the Compact Commission’s position, are more extensive than would exist if Nebraska’s withdrawal preceded the revocation of its membership. On August 22, 2003, Nebraska filed a new lawsuit in U.S. District Court in Nebraska seeking to have the Compact Commission’s action deemed void; it does not seek damages.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At June 30, 2004, and December 31, 2003, KCP&L had $1.8 million accrued for environmental remediation expenses covering water monitoring at one site and unasserted claims for remediation at a second site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

On April 15, 2004, the EPA issued to KCP&L a notice of violation of Hawthorn No. 5 permit limits on SO2 emissions. SO2 emissions from Hawthorn No. 5 exceeded the applicable thirty-day rolling average emission limit on certain days in the third and fourth quarters of 2003 and also exceeded the applicable 24-hour emission limit on one day in the fourth quarter of 2003. Equipment issues that caused these violations are being addressed by KCP&L. KCP&L management does not expect the cost of correcting the equipment issues or resolving this matter with the EPA to be material to its financial statements.

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

EPA Phase II NOx SIP Call
On April 1, 2004, the Environmental Protection Agency (EPA) issued final Phase II NOx State Implementation Plan (SIP) Call regulation, which specifically excludes coal-fired power plants in the western part of Missouri, including all of KCP&L’s Missouri coal-fired plants, from the NOx SIP Call. The final Phase II NOx SIP Call was contained in the April 21, 2004, Federal Register with an effective date of June 7, 2004. The final Phase II NOx SIP Call regulation subjects power plants in the eastern one-third of Missouri to the NOx SIP Call requirements effective May 1, 2007. This action completes the EPA’s response to several decisions from the U.S. Court of Appeals for the District of Columbia.

NOx and SO2 Regulations-Proposed Clean Air Interstate Rule
In January 30, 2004, Federal Register, the EPA published a proposed regulation titled the Interstate Air Quality Rule, which addresses SO2 and NOx emissions. This title was subsequently changed to the Clean Air Interstate Rule (CAIR). A supplemental proposal for the CAIR was published in the June 10, 2004, Federal Register. The proposed CAIR is designed to reduce NOx and SO2 emissions 65% and 70%, respectively, below current levels in a two-phased program between 2010 and 2015.

If coal-fired plants in Missouri and Kansas are required to implement reductions under the proposed CAIR, KCP&L would need to incur significant capital costs, purchase power or purchase emission allowances. Preliminary analysis of the proposed regulation indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures could range from $385 million to $585 million. The timing of the installation of such control equipment is uncertain pending the final regulation being issued. The final regulation is expected to contain specific compliance dates and compliance levels, final determination of whether Kansas and/or Missouri are included (as they are in the proposed rules), as well as the applicability of accumulated SO2 allowances for future compliance. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above. The CAIR is scheduled to be finalized in December 2004. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury. If mercury controls, as discussed below, are required to be implemented prior to the CAIR, the above estimates could be reduced by $130 million.

In the May 5, 2004, Federal Register, the EPA published proposed regulations on best available retrofit technology (BART) that would amend its July 1999 regional haze regulations regarding emission controls for industrial facilities emitting air pollutants that reduce visibility. The BART requirement would direct state air quality agencies to identify whether emissions from sources subject to BART are below limits set by the state, or whether retrofit measures are needed to reduce the emissions below those limits. If the proposed BART regulations are adopted, they will apply to KCP&L units Montrose No. 3, LaCygne No. 1, LaCygne No. 2 and Iatan. Based on the results of the state air quality studies, KCP&L could be required to achieve compliance by making capital expenditures that would be similar to those required for the proposed CAIR. The EPA is scheduled to adopt final regulations by April 15, 2005; however, if the proposed CAIR is adopted, management believes the EPA will reevaluate the need for the proposed BART regulation.

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

Under either of the cap and trade options, both of which would become applicable in 2010, the EPA would establish a mechanism by which mercury emissions from new and existing coal-fired plants would be capped at specified, nationwide levels. A first phase cap of 34 tons would become effective on January 1, 2010, and a second phase cap of 15 tons would become effective on January 1, 2018. Facilities would demonstrate compliance with the standard by holding one allowance for each ounce of mercury emitted in any given year and allowances would be readily transferable among all regulated facilities nationwide. Under the cap and trade options, KCP&L would be able to purchase mercury allowances that would be available nationwide or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances would be available for purchase at a reasonable price in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Therefore, capital expenditures may be required in the 2016-2018 timeframe to install mercury pollution control equipment.

Under the MACT option, KCP&L could incur capital expenses prior to the 2007-2008 timeframe when the regulation would be applicable. This option would require compliance on a facility basis and therefore the option of trading nationwide mercury allowances would not be available. The EPA stated in the preamble that there are no adequately demonstrated control technologies specifically designed to reduce mercury emissions from coal-fired plants. However, the EPA also stated it is confident such technologies will be commercially available by 2007. There is currently considerable debate at the EPA and within the utility industry whether the installation of pollution control equipment for the control of NOx and SO2 under the CAIR might simultaneously remove mercury to the specified MACT regulatory levels, which is referred to as the co-benefit approach. If this assumption is correct, and if the CAIR became final and all of KCP&L’s units were subject to the final regulation, KCP&L would not be required to install additional mercury control equipment to achieve compliance with this regulation. However, if the co-benefit assumption is not correct, or if KCP&L units located in Missouri and/or Kansas were not included in the final CAIR regulation, KCP&L would be required to install mercury control equipment prior to 2007. If KCP&L were required to install mercury control equipment on all of its coal-fired plants, it is anticipated that activated carbon injection in conjunction with a baghouse would be the mercury control equipment that would need to be installed at a projected cost to KCP&L of approximately $151 million.

KCP&L is a participant in the Department of Energy (DOE) project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub bituminous coal.

Carbon Dioxide
At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the U.S., agreed to a treaty (Kyoto Protocol) that would require a 7% reduction in U.S. CO2 emissions below 1990 levels, a nearly 30% cut from current levels. On March 28, 2001, the Bush administration announced it will not negotiate implementation of the Kyoto Protocol and it will not send the Kyoto Protocol to the U.S. Senate for ratification.

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

On December 19, 2002, Great Plains Energy joined the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. Eventually, industry sectors and individual companies are expected to enter into an umbrella memorandum of understanding (MOU) that will set forth programs for industries and individual companies to reduce greenhouse gas emissions.

On January 17, 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity) by the equivalent of 3 to 5% of the current level.

In the near future, Power Partners plans to enter into a cooperative umbrella MOU with the DOE. This will contain supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated over the next decade consistent with the EEI commitment. Once the MOU is completed, individual companies, including KCP&L, will enter into agreements with the DOE that set forth quantitative, concrete and specific activities to reduce, avoid or sequester greenhouse gases.

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

Air Particulate Matter and Ozone
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in Federal court. However, the courts ultimately denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new eight-hour ozone and PM-2.5 National Ambient Air Quality Standards (NAAQS). In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings. This removed the last major hurdle to the EPA’s implementation of stricter ambient air quality standards for ozone and fine particles. On April 15, 2004, the EPA designated the Kansas City area as unclassifiable with respect to the eight-hour ozone NAAQS based on 2003 ozone season data and in attainment with respect to the PM-2.5 NAAQS. However, the EPA could review the 2004 ozone season data and reclassify the Kansas City area with respect to the eight-hour ozone NAAQS as early as November 2004. On April 15, 2004, Kansas recommended that the EPA designate all of Kansas as in attainment/unclassifiable with respect to the PM-2.5 NAAQS.

Proposed Water Use Regulations
On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. The final rule was published in the July 9, 2004, Federal Register with an effective date of September 7, 2004. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L will be required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures within the next three and one half years. Depending on the outcome of the comprehensive demonstration study, facilities may be required to implement technological, operational, or restoration measures to achieve compliance. Overall, compliance is scheduled to be achieved between 2011 and 2014. Costs of the required comprehensive demonstration study are expected to be $0.3 million to $0.5 million per facility and occur between 2004 and 2006. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

13. LEGAL PROCEEDINGS

Strategic Energy
On March 23, 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings. In 2001, Mr. Haberstroh’s employment was terminated. Mr. Haberstroh’s equity interest was redeemed by SE Holdings. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation and associated distributions (his equity interest in SE Holdings).

Strategic Energy has filed a counterclaim against Mr. Haberstroh for breach of contract and a declaratory judgment. SE Holdings, and its direct and indirect owners, have agreed to indemnify Strategic Energy and Innovative Energy Consultants Inc. against any judgment or settlement of Mr. Haberstroh’s claim that relates to his equity interest in SE Holdings, up to a maximum amount of approximately $8 million.

See Note 11 for further information regarding related party transactions.

KLT Gas
On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP (d/b/a Shell Western E&P and f/k/a Shell Western E&P Inc.) (Shell). KLT Gas has a 50% working interest in certain oil and gas leases in Duval County, Texas; Shell holds the other 50% working interest and is the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.4 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA and that Shell, among other things, may recoup such expenses, if necessary, from KLT Gas’ production proceeds earned on properties covered by the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as possible counterclaims that KLT Gas may have against Shell; however, it is too early to predict the ultimate outcome of this demand for arbitration.

14. SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. In February 2004, the Company announced its plan to sell the KLT Gas portfolio and exit the gas business. As a result, KLT Gas’ financial results are reported as discontinued operations and KLT Gas is no longer considered a reportable segment. The two reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, which generates, transmits and distributes electricity; and (2) Strategic Energy, a competitive electricity supplier, which operates in several electricity markets offering retail choice. “Other” includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges and intercompany eliminations, which are immaterial. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments. Prior year information has been restated to conform to the current presentation.

Three Months Ended		Strategic		Great Plains
June 30, 2004	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$274.7	$338.5	$0.3	$613.5
Depreciation and depletion	(36.1)	(1.2)	(0.3)	(37.6)
Interest charges	(17.0)	(0.2)	(1.8)	(19.0)
Income taxes	(19.6)	(7.1)	6.8	(19.9)
Loss from equity investments	-	-	(0.3)	(0.3)
Income from discontinued operations	-	-	0.2	0.2
Net income (loss)	32.6	9.3	(0.3)	41.6

Three Months Ended		Strategic		Great Plains
June 30, 2003	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$247.3	$255.2	$0.5	$503.0
Depreciation and depletion	(34.7)	(0.4)	(0.3)	(35.4)
Interest charges	(17.6)	(0.2)	(1.6)	(19.4)
Income taxes	(13.7)	(7.6)	11.2	(10.1)
Loss from equity investments	-	-	(0.3)	(0.3)
Loss from discontinued operations	-	-	(8.1)	(8.1)
Net income	22.3	9.6	19.0	50.9

Year to Date		Strategic		Great Plains
June 30, 2004	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$521.2	$633.0	$0.8	$1,155.0
Depreciation and depletion	(71.8)	(1.8)	(0.5)	(74.1)
Interest charges	(34.1)	0.3	(3.5)	(37.3)
Income taxes	(31.9)	(14.3)	14.1	(32.1)
Loss from equity investments	-	-	(0.6)	(0.6)
Loss from discontinued operations	-	-	(2.0)	(2.0)
Net income (loss)	54.2	18.6	(3.9)	68.9

Year to Date		Strategic		Great Plains
June 30, 2003	KCP&L	Energy	Other	Energy

	(millions)
Operating revenues	$481.7	$484.4	$1.1	$967.2
Depreciation and depletion	(69.3)	(0.7)	(0.7)	(70.7)
Interest charges	(35.4)	(0.3)	(3.2)	(38.9)
Income taxes	(24.4)	(15.2)	18.3	(21.3)
Loss from equity investments	-	-	(0.6)	(0.6)
Loss from discontinued operations	-	-	(15.6)	(15.6)
Net income	35.7	19.4	10.3	65.4

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy

June 30, 2004	(millions)
Assets	$3,447.4	$430.7	$101.6	$3,979.7
Capital and investment expenditures (a)	105.8	1.3	91.8	198.9

December 31, 2003
Assets	$3,293.5	$283.0	$105.5	$3,682.0
Capital and investment expenditures (a) (b)	152.3	3.1	0.1	155.5

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

Three Months Ended			Consolidated
June 30, 2004	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$274.7	$0.3	$275.0
Depreciation and depletion	(36.1)	(0.3)	(36.4)
Interest charges	(17.0)	(0.2)	(17.2)
Income taxes	(19.6)	0.3	(19.3)
Net income (loss)	32.6	(0.3)	32.3

Three Months Ended			Consolidated
June 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$247.3	$0.6	$247.9
Depreciation and depletion	(34.7)	(0.3)	(35.0)
Interest charges	(17.6)	-	(17.6)
Income taxes	(13.7)	0.3	(13.4)
Loss from discontinued operations	-	(7.5)	(7.5)
Net income (loss)	22.3	(7.8)	14.5

Year to Date			Consolidated
June 30, 2004	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$521.2	$0.8	$522.0
Depreciation and depletion	(71.8)	(0.5)	(72.3)
Interest charges	(34.1)	(0.3)	(34.4)
Income taxes	(31.9)	0.5	(31.4)
Net income (loss)	54.2	(0.7)	53.5

Year to Date			Consolidated
June 30, 2003	KCP&L	Other	KCP&L

	(millions)
Operating revenues	$481.7	$1.1	$482.8
Depreciation and depletion	(69.3)	(0.6)	(69.9)
Interest charges	(35.4)	-	(35.4)
Income taxes	(24.4)	0.4	(24.0)
Loss from discontinued operations	-	(8.7)	(8.7)
Net income (loss)	35.7	(9.3)	26.4

			Consolidated
	KCP&L	Other	KCP&L

June 30, 2004	(millions)
Assets	$3,447.4	$9.1	$3,456.5
Capital and investment expenditures (a)	105.8	-	105.8

December 31, 2003
Assets	$3,293.5	$9.1	$3,302.6
Capital and investment expenditures (a)	152.3	-	152.3

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

Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D Environmental Improvement Revenue Refunding bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset with an offset to the respective debt balances with no impact on earnings. The fair value of the swap was an asset of $0.3 million and $3.3 million at June 30, 2004, and December 31, 2003, respectively.

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

The amounts recorded in accumulated other comprehensive income (AOCI) related to the cash flow hedges are summarized in the following tables:

Activity for the three months ended June 30, 2004

	March 31 2004	Increase (Decrease) in AOCI	Reclassified to earnings	June 30 2004

Great Plains Energy	(millions)
Current assets	$5.8	$6.8	$(0.6)	$12.0
Other deferred charges	1.6	2.0	-	3.6
Other current liabilities	-	0.1	-	0.1
Deferred income taxes	(3.0)	(3.8)	0.2	(6.6)
Other deferred credits	(0.6)	(0.2)	0.1	(0.7)

Total	$3.8	$4.9	$(0.3)	$8.4

Consolidated KCP&L
Other current assets	$0.5	$-	$-	$0.5
Deferred income taxes	(0.2)	-	-	(0.2)

Total	$0.3	$-	$-	$0.3

Activity for the three months ended June 30, 2003

	March 31 2003	Increase (Decrease) in AOCI	Reclassified to earnings	June 30 2003

Great Plains Energy	(millions)
Other current assets	$10.7	$0.5	$(2.8)	$8.4
Other deferred charges	-	0.2	-	0.2
Other current liabilities	(2.2)	(3.7)	0.4	(5.5)
Deferred income taxes	(3.4)	1.8	0.9	(0.7)
Other deferred credits	(0.6)	(1.1)	0.3	(1.4)

Total	$4.5	$(2.3)	$(1.2)	$1.0

Consolidated KCP&L
Other current assets	$1.6	$(0.1)	$-	$1.5
Deferred income taxes	(0.6)	-	-	(0.6)

Total	$1.0	$(0.1)	$-	$0.9

Activity for the year to date June 30, 2004

	December 31 2003	Increase (Decrease) in AOCI	Reclassified to earnings	June 30 2004

Great Plains Energy	(millions)
Current assets	$2.7	$11.0	$(1.7)	$12.0
Other deferred charges	0.8	2.8	-	3.6
Other current liabilities	(2.6)	3.6	(0.9)	0.1
Deferred income taxes	(0.2)	(7.4)	1.0	(6.6)
Other deferred credits	(0.4)	(0.6)	0.3	(0.7)

Total	$0.3	$9.4	$(1.3)	$8.4

Consolidated KCP&L
Other current assets	$0.1	$0.4	$-	$0.5
Deferred income taxes	-	(0.2)	-	(0.2)

Total	$0.1	$0.2	$-	$0.3

Activity for the year to date June 30, 2003

	December 31 2002	Increase (Decrease) in AOCI	Reclassified to earnings	June 30 2003

Great Plains Energy	(millions)
Other current assets	$3.0	$12.2	$(6.8)	$8.4
Other deferred charges	-	0.2	-	0.2
Other current liabilities	(1.6)	(2.1)	(1.8)	(5.5)
Deferred income taxes	(0.7)	(3.3)	3.3	(0.7)
Other deferred credits	0.2	(2.6)	1.0	(1.4)

Total	$0.9	$4.4	$(4.3)	$1.0

Consolidated KCP&L
Other current assets	$0.3	$1.2	$-	$1.5
Deferred income taxes	(0.1)	(0.5)	-	(0.6)

Total	$0.2	$0.7	$-	$0.9

Reclassified to earnings for the three months ended June 30

	2004	2003

Great Plains Energy	(millions)
Purchased power expense	$(0.6)	$(2.4)
Minority interest	0.1	0.3
Income taxes	0.2	0.9

OCI	$(0.3)	$(1.2)

Reclassified to earnings for the year to date June 30

	2004	2003

Great Plains Energy	(millions)
Purchased power expense	$(2.6)	$(8.6)
Minority interest	0.3	1.0
Income taxes	1.0	3.3

OCI	$(1.3)	$(4.3)

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

Losses in the prior period related to the operations of KLT Gas have been reclassified and are presented as discontinued operations due to the February 2004 decision to sell the KLT Gas portfolio and exit the gas business. Losses in the prior period related to the operations of RSAE are presented as discontinued operations due to the June 2003 disposition of RSAE.

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

Strategic Planning and Intent
Over the first six months of 2004, the Company engaged in a comprehensive strategic planning process to map its view of the future of the electric industry, and ultimately the Company, over the next five to ten years. This inclusive process drew on the creativity and skills of employees, outside experts and community leaders. KCP&L held a series of public forums during June and July 2004 in Missouri and Kansas to discuss how to meet the area’s growing need for electricity and cleaner air.

The strategic planning process sought to enhance the disciplined growth of the Company and build upon the strong foundation of KCP&L and Strategic Energy. This platform for growth provides a balanced mix of regulated earnings from the utility operations of KCP&L and the potential continued growth of Strategic Energy as it expands its presence in competitive retail markets.

In July 2004, Great Plains Energy unveiled six key elements to its long-range strategic intent.

o	KCP&L will expand and diversify its regulated supply portfolio to include new coal and wind generation.
o	KCP&L will accelerate its investments in improving the environmental performance of its fleet, helping to protect its community's quality of life and preparing for an uncertain future of potentially more stringent regulations.

o	KCP&L will adopt new delivery technology to enhance the reliability and efficiency of its delivery system. This technology will allow KCP&L to transform the delivery grid from a one-way to a two-way system. Customers will serve as both consumers and virtual suppliers of electricity through distributed generation and various demand response programs.

o	Great Plains Energy will continue to profitably grow its competitive supply business, expanding into new markets, and creating new offerings when economical, and further cementing its reputation as the premium energy retailer from the standpoint of customer focus and value added.

o	Great Plains Energy will collaborate even more closely with customers, communities, and regulators to take a broader view in anticipating and meeting their energy needs.
o	Great Plains Energy will continue to manage its business to achieve disciplined growth, and strong operating performance, and deliver strong returns to its shareholders.

In initiating the Company's strategic intent, KCP&L held a series of public forums during June and July 2004 in Missouri and Kansas to discuss how to meet the area's growing need for electricity and cleaner air. After receiving input through the public forums, KCP&L is currently discussing with Kansas and Missouri state regulators a proposed plan including:

o	accelerated environmental investments of $300 million to $350 million for selected existing plants,
o	investment in up to 200 megawatts of wind generation,
o	building and owning up to 500 megawatts of an 800 to 900 megawatt regulated coal fired plant at the Iatan site in Missouri and
o	development of technologies and pilot programs to help customers conserve energy.

The proposal has the potential to add over $1 billion in rate-based investment for KCP&L over the next 10 years. For more information concerning the strategic intent, refer to www.greatplainsenergy.com.

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

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production combined with the earnings volatility of the exploration process are no longer compatible with the Company’s strategic vision. As a result of this decision, the Company wrote down the KLT Gas portfolio to its estimated net realizable value in the first quarter of 2004. The $1.9 million write down reduced earnings by $1.2 million year to date June 30, 2004, and is included in Loss from discontinued operations, net of income taxes in Great Plains Energy’s consolidated statement of income.

To the extent actual proceeds from the sale of the KLT Gas portfolio differ from the estimated net realizable value used to determine the write down, any difference will be reflected by Great Plains Energy on its consolidated statement of income at that time.

Related Party Transactions
In May 2004, Great Plains Energy, through IEC, completed the purchase from SE Holdings of an additional 11.45% indirect interest in Strategic Energy for $88.8 million, excluding transaction costs. The purchase increased Great Plains Energy’s indirect ownership of Strategic Energy to just under 100%. In connection with the transaction, Mr. Zomnir, currently Chief Executive Officer of Strategic Energy, and other direct and indirect owners of SE Holdings entered into an agreement with IEC and Strategic Energy, providing for certain indemnification rights related to the litigation described in Note 13 to the consolidated financial statements. SE Holdings continues to be a member of Custom Energy Holdings and be represented on the Management Committees of Custom Energy Holdings and Strategic Energy.

Great Plains Energy Results of Operations

	Three Months Ended		Year to Date
	June 30		June 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$613.5	$503.0	$1,155.0	$967.2
Fuel	(42.3)	(37.1)	(82.9)	(74.5)
Purchased power - KCP&L	(17.3)	(15.8)	(29.8)	(31.9)
Purchased power - Strategic Energy	(307.5)	(226.1)	(571.8)	(426.0)
Other operating expenses	(126.7)	(118.3)	(251.7)	(235.1)
Depreciation and depletion	(37.6)	(35.4)	(74.1)	(70.7)
Gain on property	0.2	20.6	0.2	20.6

Operating income	82.3	90.9	144.9	149.6
Loss from equity investments	(0.3)	(0.3)	(0.6)	(0.6)
Non-operating income (expenses)	(1.7)	(2.1)	(4.0)	(7.8)
Interest charges	(19.0)	(19.4)	(37.3)	(38.9)
Income taxes	(19.9)	(10.1)	(32.1)	(21.3)
Discontinued operations	0.2	(8.1)	(2.0)	(15.6)

Net income	41.6	50.9	68.9	65.4
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)

Earnings available for common stock	$41.2	$50.5	$68.1	$64.6

Three months ended June 30, 2004, compared to June 30, 2003
Great Plains Energy’s earnings for the three months ended June 30, 2004, detailed in the table below, decreased to $41.2 million, or $0.59 per share, from $50.5 million, or $0.73 per share, compared to the same period of 2003.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Three Months Ended June 30	2004	2003	2004	2003

	(millions)
KCP&L	$32.6	$22.3	$0.47	$0.32
Subsidiary operations	(0.3)	(0.3)	(0.01)	-
Discontinued operations (RSAE)	-	(7.5)	-	(0.11)

Consolidated KCP&L	32.3	14.5	0.46	0.21
Strategic Energy	9.3	9.6	0.13	0.14
Other non-regulated operations	(0.6)	27.0	-	0.39
Discontinued Operations (KLT Gas)	0.2	(0.6)	-	(0.01)

Total	$41.2	$50.5	$0.59	$0.73

KCP&L’s earnings increased $10.3 million for the three months ended June 30, 2004, compared to the same period of 2003. KCP&L’s operating revenues increased $27.4 million primarily due to significant increases in wholesale MWhs sold and the average market price per MWh sold. This increase was partially offset by fuel expense and other operating expenses.

Strategic Energy’s earnings decreased $0.3 million for the three months ended June 30, 2004, compared to the same period of 2003. The decrease is the result of a reduction in the gross margin per MWh and increased administrative and general expenses. Gross margin per MWh (revenues less purchased power divided by MWhs delivered) decreased 18% to $6.20 for the three months ended June 30, 2004.

Other non-regulated operations earnings for the three months ended June 30, 2003, includes $25.9 million for the effects of the June 2003 confirmation of the restructuring plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc.

Year to date June 30, 2004, compared to June 30, 2003
Great Plains Energy’s earnings year to date June 30, 2004, detailed in the table below, increased to $68.1 million, or $0.98 per share, from $64.6 million, or $0.93 per share, compared to the same period of 2003.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Year to Date June 30	2004	2003	2004	2003

	(millions)
KCP&L	$54.2	$35.7	$0.78	$0.52
Subsidiary operations	(0.7)	(0.6)	(0.01)	(0.01)
Discontinued operations (RSAE)	-	(8.7)	-	(0.13)

Consolidated KCP&L	53.5	26.4	0.77	0.38
Strategic Energy	18.6	19.4	0.27	0.28
Other non-regulated operations	(2.0)	25.7	(0.03)	0.37
Discontinued operations (KLT Gas)	(2.0)	(6.9)	(0.03)	(0.10)

Total	$68.1	$64.6	$0.98	$0.93

KCP&L’s earnings increased $18.5 million year to date June 30, 2004, compared to the same period of 2003. KCP&L’s operating revenues increased $39.5 million primarily due to a significant increase in wholesale MWhs sold and the average market price per MWh sold. This increase was partially offset by increases in fuel expense and other operating expenses.

Strategic Energy’s earnings decreased $0.8 million year to date June 30, 2004, compared to the same period of 2003. The decrease is the result of a reduction in the gross margin per MWh and increased administrative and general expenses. Gross margin per MWh (revenues less purchased power divided by MWhs delivered) decreased 15% to $6.50 year to date June 30, 2004.

Other non-regulated operations earnings year to date June 30, 2003, includes the $25.9 million effect of DTI discussed above.

The loss from discontinued operations (KLT Gas) of $2.0 million year to date June 30, 2004, includes a write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million, and year to date losses of $0.8 million from the wind down operations. Year to date June 30, 2003, loss of $6.9 million includes a loss of $5.5 million related to an impairment on a Rocky Mountain project. The $6.9 million loss has been reclassified and presented as discontinued operations.

Consolidated KCP&L
The following discussion of consolidated KCP&L’s results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility.

Consolidated KCP&L Business Overview
As an integrated, regulated electric utility, KCP&L engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MW of generating capacity and has transmission and distribution facilities that served over 490,000 customers as of June 30, 2004. KCP&L has continued to experience load growth approximating the historical average of 2.0% to 2.5% annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. During February 2004, the Southwest Power Pool (SPP), of which KCP&L is a member, obtained conditional approval from FERC as an RTO. In response to the conditional approval, SPP made a compliance filing with FERC in early May 2004, demonstrating how it will comply with all of the conditions required to obtain final RTO approval. On July 2, 2004, FERC issued an Order responding to SPP’s compliance filing. In this latest FERC Order, FERC recognized SPP’s significant progress towards obtaining RTO status; however, FERC also directed SPP to make an additional compliance filing within 30 days. It is anticipated that SPP can meet the terms of this Order. The SPP made its second compliance filing in early August 2004. KCP&L intends on participating in SPP’s RTO; however, state regulatory approvals will be required.

KCP&L has a wholly-owned subsidiary, HSS, which holds a residential services investment, Worry Free. Worry Free is no longer actively pursuing new customers and management does not anticipate any significant additional capital investments in Worry Free.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations, which includes KCP&L, an integrated electric utility, and HSS.

	Three Months Ended		Year to Date
	June 30		June 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$275.0	$247.9	$522.0	$482.8
Fuel	(42.3)	(37.1)	(82.9)	(74.5)
Purchased power	(17.3)	(15.8)	(29.8)	(31.9)
Other operating expenses	(110.9)	(106.0)	(219.2)	(209.7)
Depreciation and depletion	(36.4)	(35.0)	(72.3)	(69.9)
Gain (loss) on property	0.2	(0.1)	0.2	(0.1)

Operating income	68.3	53.9	118.0	96.7
Non-operating income (expenses)	0.5	(0.9)	1.3	(2.2)
Interest charges	(17.2)	(17.6)	(34.4)	(35.4)
Income taxes	(19.3)	(13.4)	(31.4)	(24.0)
Discontinued operations	-	(7.5)	-	(8.7)

Net income	$32.3	$14.5	$53.5	$26.4

Consolidated KCP&L’s income from continuing operations for the three months ended June 30, 2004, compared to the same period of 2003, increased $10.3 million. Consolidated KCP&L’s operating revenues increased $27.1 million primarily due to a 21% increase in KCP&L’s wholesale MWh sales. The increase was partially offset by increased fuel, purchased power and other operating expenses including pension, transmission and employee-related expenses.

Consolidated KCP&L’s income from continuing operations increased $18.4 million year to date June 30, 2004, compared to the same period of 2003. Consolidated KCP&L’s operating revenues increased $39.2 million primarily due to an 18% increase in KCP&L’s wholesale MWh sales and an 11% increase in average wholesale power prices. The increase was partially offset by increased fuel and other operating expenses.

As described in the 2003 Form 10-K, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5-boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. In the first quarter of 2004, an additional defendant settled with KCP&L in this litigation, resulting in KCP&L recording $1.7 million under the terms of the subrogation allocation agreement. The amount recorded in earnings related to the loss of use of the plant was approximately $0.9 million ($0.6 million net of income taxes). The effect was to increase wholesale revenues $0.1 million, decrease fuel expense $0.2 million and decrease purchased power expense $0.6 million. The remaining $0.8 million was recorded as a recovery of capital expenditures.

Discontinued operations from RSAE year to date June 30, 2003, were a loss of $8.7 million, which included a $7.5 million loss for the three months ended June 30, 2003. The $7.5 million included a $7.1 million loss on the disposition of HSS’ interest in RSAE.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2004	2003	Change	2004	2003	Change

Retail revenues	(millions)			(millions)
Residential	$87.7	$81.4	8	$161.8	$153.8	5
Commercial	106.5	103.5	3	197.7	193.3	2
Industrial	24.5	24.4	1	46.3	45.3	2
Other retail revenues	2.0	2.1	(5)	4.1	4.2	(3)

Total retail	220.7	211.4	4	409.9	396.6	3
Wholesale revenues	50.0	32.4	54	103.6	78.7	32
Other revenues	4.0	3.5	13	7.7	6.4	21

KCP&L electric revenues	274.7	247.3	11	521.2	481.7	8
Subsidiary revenues	0.3	0.6	(20)	0.8	1.1	(22)

Consolidated KCP&L revenues	$275.0	$247.9	11	$522.0	$482.8	8

	Three Months Ended			Year to Date
	June 30%			June 30%
	2004	2003	Change	2004	2003	Change

Retail MWh sales	(thousands)			(thousands)
Residential	1,164	1,070	9	2,359	2,224	6
Commercial	1,698	1,653	3	3,377	3,282	3
Industrial	515	503	2	1,007	982	3
Other retail MWh sales	18	22	(12)	39	42	(6)

Total retail	3,395	3,248	5	6,782	6,530	4
Wholesale MWh sales	1,627	1,341	21	3,344	2,831	18

KCP&L electric MWh sales	5,022	4,589	9	10,126	9,361	8

Retail revenues increased by $9.3 million for the three months ended and $13.3 million year to date June 30, 2004, compared to the same periods of 2003. The increases in revenues are primarily due to warmer spring weather and continued load growth. Load growth consists of higher usage per customer and the addition of new customers. Weather most significantly affects residential customers’ usage patterns. Residential usage per customer increased 8% and 5% for the three months ended and year to date June 30, 2004, compared to the same periods of 2003, respectively. Less than 1% of revenues include an automatic fuel adjustment provision.

Wholesale revenues increased by $17.6 million for the three months ended and $24.9 million year to date June 30, 2004, compared to the same periods of 2003. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. KCP&L’s coal fleet equivalent availability factor increased to 79% for the three months ended and 81% year to date June 30, 2004, compared to 72% and 74%, respectively, for the same periods of 2003, contributing to an increased volume of MWh’s available to sell. In addition to these factors, wholesale MWh sales increased by 21% for the three months ended and 18% year to date, compared to the same periods of 2003, due to market prices in excess of KCP&L’s generation cost, the packaging of generation and transmission service to provide a delivered product and expanded marketing efforts. Higher average market prices per MWh of power sold increased 37% for the three months ended and 11% year to date, compared to the same periods of 2003, which also contributed to the increases in wholesale revenues.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain constant through the year 2008. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L’s procurement strategies continue to provide delivered coal costs below the regional average. Fossil plants averaged over 75% of total generation and the nuclear plant the remainder over the last three years. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $5.2 million for the three months ended and $8.4 million year to date June 30, 2004, compared to the same periods of 2003, primarily due to an increase in MWhs generated of 10% and 9%, respectively, due mostly to fewer planned and unplanned plant outages than in the 2003 comparative periods.

Purchased power expense increased $1.5 million for the three months ended, but decreased $2.1 million year to date June 30, 2004, compared to the same periods of 2003. The three months ended increase is primarily due to a 20% increase in the average price per MWh driven by increased natural gas prices and increased demand in the market area. The year to date decrease is due to a 14% decrease in MWhs purchased partially offset by an 11% increase in the average price per MWh. The decrease in MWhs purchased is primarily due to a 9% increase in net generation. The partial settlement of Hawthorn No. 5 litigation also reduced purchased power expense by $0.6 million year to date June 30, 2004.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $4.9 million for the three months ended June 30, 2004, compared to the same period of 2003 primarily due to the following:

o	increased pension expense of $1.3 million primarily due to lower discount rates and the amortization of investment losses from prior years and plan settlement losses,
o	increased general taxes of $1.3 million primarily due to increases in assessed property valuations and mill levies, and
o	increased transmission and distribution expenses including $0.8 million related to SPP administration and $0.5 million in storm related expenses.

Consolidated KCP&L’s other operating expenses increased $9.5 million year to date June 30, 2004, compared to the same period of 2003 primarily due to the following:

o	increased pension expense of $1.9 million primarily due to lower discount rates and the amortization of investment losses from prior years and plan settlement losses,
o	increased general taxes of $1.5 million primarily due to increases in assessed property valuations and mill levies,
o	increased transmission expense including $1.7 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and $1.6 million related to SPP administration, and

o	partially offsetting the increases were lower production maintenance expense of $3.2 million primarily due to differences in timing and scope of outages.

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense increased $1.4 million for the three months ended and $2.4 million year to date June 30, 2004, compared to the same periods of 2003. The increases are primarily due to the consolidation of the Lease Trust, as described in the 2003 Form 10-K, which began in the fourth quarter of 2003.

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

There has been significant opposition and delays to development of a low-level radioactive waste disposal facility. See Note 12 to the consolidated financial statements for additional information. An inability to complete this project would require KCP&L to write-off its net investment in the project, which was $7.4 million at June 30, 2004. KCP&L, and the other owners of Wolf Creek, could also still be required to participate in development of an alternate site.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 12 to the consolidated financial statements.

Strategic Energy
Strategic Energy Business Overview
Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Of the states that offer retail choice, Strategic Energy operates in California, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy is progressing as scheduled with its plans for expansion into Connecticut and Maryland by the end of 2004, as well as expansion into additional utility territories in Ohio. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy after IEC’s May 6, 2004, purchase of an additional 11.45% indirect interest. The Company paid cash of $90.0 million, including $1.2 million of transaction costs. See Note 9 for additional information about the acquisition.

In the normal course of business, Great Plains Energy provides financial or performance assurance to third parties on behalf of Strategic Energy in the form of guarantees to those third parties. Additionally, Great Plains Energy provides guarantees and indemnities supporting letters of credit and surety bonds obtained by Strategic Energy. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to Strategic Energy on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish Strategic Energy’s intended business purposes.

At June 30, 2004, Strategic Energy provided competitive electricity supply to almost 53,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse. Strategic Energy served almost 7,700 customers, including numerous Fortune 500 companies, smaller companies and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments (backlog) of 9.8 million for the remainder of 2004, 12.8 million for 2005 and 3.9 million for 2006. Strategic Energy expects to deliver additional MWhs in these years through growth in existing markets and expansion into new markets. Strategic Energy made modest progress on building backlog in the three months ended June 30, 2004, due primarily to the difficult current environment in the competitive supply business. At June 30, 2004, the combination of MWhs delivered and backlog for 2004 was approximately 19.3 million MWhs, compared to 18.1 million MWhs at March 31, 2004. This figure is already within the 2004 target of 19-21 million MWhs delivered. At June 30, 2004, backlog for 2005 was approximately 12.8 million MWh’s compared to 12.0 million MWh’s at March 31, 2004.

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

Strategic Energy enters into forward contracts with multiple suppliers. At June 30, 2004, Strategic Energy’s five largest suppliers under forward supply contracts represented 67% of the total future committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of June 30, 2004. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

	(millions)				(millions)
External rating
Investment Grade	$80.9	$-	$80.9	2	$55.4
Non-Investment Grade	24.0	22.4	1.6	-	-
Internal rating
Investment Grade	0.6	-	0.6	-	-
Non-Investment Grade	18.6	18.6	-	-	-

Total	$124.1	$41.0	$83.1	2	$55.4

Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than	Total
Rating	2 Years	2 - 5 Years	5 Years	Exposure

	(millions)
External rating
Investment Grade	$71.6	$9.3	$-	$80.9
Non-Investment Grade	15.0	7.7	1.3	24.0
Internal rating
Investment Grade	0.6	-	-	0.6
Non-Investment Grade	14.8	3.6	0.2	18.6

Total	$102.0	$20.6	$1.5	$124.1

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt Standard & Poor’s rating of BBB- or a Moody’s rating of Baa3. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral, after consideration of all netting agreements, is impacted significantly by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits, guarantees and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy.

Strategic Energy’s total exposure before credit collateral at June 30, 2004, increased $78.7 million from December 31, 2003, primarily due to the increase in wholesale electricity prices. At June 30, 2004, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $42.6 million, of which 70% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $41.0 million limiting its exposure to these non-investment grade counterparties to $1.6 million.

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

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$338.5	$255.2	$633.0	$484.4
Purchased power	(307.5)	(226.1)	(571.8)	(426.0)
Other operating expenses	(12.5)	(9.5)	(24.2)	(18.9)
Depreciation	(1.2)	(0.4)	(1.8)	(0.7)

Operating income	17.3	19.2	35.2	38.8
Non-operating income (expenses)	(0.7)	(1.8)	(2.6)	(3.9)
Interest charges	(0.2)	(0.2)	0.3	(0.3)
Income taxes	(7.1)	(7.6)	(14.3)	(15.2)

Net income	$9.3	$9.6	$18.6	$19.4

Strategic Energy’s net income decreased $0.3 million for the three months ended and $0.8 million year to date June 30, 2004, compared to the same periods of 2003. The decreases are the result of a reduction in gross margins per MWh and increased administrative and general expenses including employee related expenses. Gross margins per MWh (revenues less purchased power divided by MWhs delivered) decreased 18% to $6.20 for the three months ended and 15% to $6.50 year to date, primarily due to the roll-off of older, higher margin contracts, increased competition and the persistent environment of relatively high current and forward natural gas prices. Higher wholesale energy prices have reduced savings available to customers in some markets compared to prevailing utility rates creating more customer price sensitivity and reducing average contract lengths and the rate of backlog growth. A continuing environment of higher and less volatile energy prices and flat to higher forward electricity prices would further impact the average gross margins. Based on Strategic Energy’s recent experience in this environment, average margins for new customers would be expected to be in the $3.00-$5.00 range. Due to these factors, Strategic Energy’s average gross margin for the year is expected to be at the lower end of the $6.20-$6.50 range by the end of 2004.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $83.3 million for the three months ended and $148.6 million year to date June 30, 2004, compared to the same periods in 2003, as shown in the following table.

	Three Months Ended			Year to Date
	June 30%			June 30%
	2004	2003	Change	2004	2003	Change

	(millions)			(millions)
Electric - Retail	$334.2	$249.2	34	$623.8	$470.7	33
Electric - Wholesale	3.8	5.7	(32)	8.3	13.1	(37)
Other	0.5	0.3	27	0.9	0.6	30

Total Operating Revenues	$338.5	$255.2	33	$633.0	$484.4	31

At June 30, 2004, Strategic Energy’s customer accounts totaled almost 53,000 a 33% increase from June 30, 2003. Strategic Energy may provide periodic billing credits to its customers resulting from its competitive electricity supply efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $85.0 million for the three months ended and $153.1 million year to date June 30, 2004, compared to the same periods of 2003, due to both increased retail MWhs delivered and increased average retail revenues per MWh. MWhs delivered increased 32% to 5.1 million for the three months ended and 24% to 9.5 million year to date, compared to 3.8 million and 7.7 million, respectively, for the same periods of 2003. The increased MWh deliveries resulted primarily from strong sales efforts in customer retention as well as signing new customers in new markets in which Strategic Energy continued to experience favorable conditions for growth. Average retail revenues per MWh increased by 2% for the three months ended and 7% year to date, compared to the same periods of 2003, primarily due to a higher underlying electricity price that was impacted by higher natural gas prices. However, several factors can contribute to changes in the average retail price per MWh, including the underlying electricity price, the nature and type of products offered and the mix of sales by geographic market.

Strategic Energy Purchased Power
To supply its retail contracts, Strategic Energy primarily purchases blocks of electricity under forward contracts in fixed quantities at fixed prices from power suppliers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $66.6 million for the three months ended and $124.4 million year to date June 30, 2004, compared to $37.3 million and $70.7 million, respectively, for the same periods of 2003.

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

Purchased power expense increased $81.4 million for the three months ended and $145.8 million year to date June 30, 2004, compared to the same periods of 2003. The increases are partially due to higher average prices per retail MWh purchased, which increased by 4% for the three months ended and 10% year to date, compared to the same periods of 2003. The primary reason for the higher average prices per retail MWh is the effect of higher natural gas prices on the wholesale electricity market. Additionally, purchased power expense increased to support increases in MWhs delivered as discussed above.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $3.0 million for the three months ended and $5.3 million year to date June 30, 2004, compared to the same periods of 2003. Strategic Energy experienced increased labor and benefits expenses as well as other general and administrative expenses, compared to the same periods of 2003. The increases are primarily due to the addition of employees and higher other general and administrative expenses associated with geographic market expansion, and regulatory and market development initiatives.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.‘s (KLT Investments) earnings for the three months ended June 30, 2004, totaled $3.2 million (including an after tax reduction of $0.9 million in its affordable housing investment) compared to earnings of $3.9 million for the three months ended June 30, 2003 (including an after tax reduction of $0.1 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $4.5 million and $4.8 million for the three months ended June 30, 2004 and 2003, respectively. Earnings year to date June 30, 2004, totaled $6.4 million (including an after tax reduction of $1.7 million in its affordable housing investment) compared to earnings of $6.2 million year to date June 30, 2003 (including an after tax reduction of $1.6 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $9.1 million and $9.5 million year to date June 30, 2004 and 2003, respectively.

At June 30, 2004, KLT Investments had $48.2 million in affordable housing limited partnerships. Approximately 65% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments projects declining tax credits to run through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $30.4 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.4 million and $2.7 million for the three months ended and year to date June 30, 2004, respectively, compared to $0.2 million and $2.5 million for the three months ended and year to date June 30, 2003, respectively. Pretax reductions in affordable housing investments are estimated to be $5 million, $10 million and $3 million for the remainder of 2004, 2005 and 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2004 through 2006.

DTI Bankruptcy
On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases have been procedurally consolidated. DTI Holdings and its two subsidiaries are collectively called “DTI”.

In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets (Asset Sale) to CenturyTel Fiber Company II, LLC, a nominee of CenturyTel, Inc. The Asset Sale was approved by the Bankruptcy Court on February 13, 2003, and closed on June 6, 2003.

The Company recorded a net gain of $25.9 million or $0.37 per share during the three months ended June 30, 2003, related to the DTI bankruptcy. The impact on three months ended and year to date June 30, 2003, net income was primarily due to the net effect of the Chapter 11 plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance, and the reversal of $5 million debtor in possession financing previously reserved.

Note 9 to the consolidated financial statements in the companies’ 2003 Form 10-K should be read for further discussion of the DTI bankruptcy.

Discontinued Operations (KLT Gas)

KLT Gas Business Overview, Plan to Exit the Gas Exploration and Development Business and Results of Operations
In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the earnings volatility of the exploration process, are no longer compatible with the Company’s strategic vision. Management continues to operate the KLT Gas portfolio during the sale process, which it expects to complete during 2004.

Discontinued operations (KLT Gas) year to date June 30, 2004, reflects a loss of $2.0 million. This loss includes a $1.9 million write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million, and a loss of $1.8 million from the wind down operations, which reduced earnings by $0.8 million. Year to date June 30, 2003, loss of $6.9 million includes an impairment of $9.0 million on a Rocky Mountain project, which reduced earnings by $5.5 million. This impairment was in response to lower revised estimates of future gas production from that property.

Management expects to incur losses during the remainder of 2004 to operate KLT Gas while it markets the KLT Gas portfolio for sale. Management estimates the remaining losses to operate KLT Gas will not be material to the Company’s 2004 earnings. The after tax losses will be reflected as a loss from discontinued operations in Great Plains Energy’s consolidated statements of income in the periods incurred. The ultimate impact to Great Plains Energy’s consolidated statements of income for 2004 will be different than the estimates to the extent costs to operate deviate from the budget and/or the timing of the KLT Gas portfolio sale deviates from December 31, 2004.

To the extent actual proceeds from the sale of the KLT Gas portfolio differ from the estimated net realizable value used to determine the write down discussed above, any difference will be reflected by Great Plains Energy on its consolidated statement of income at that time.

In early August 2004, KLT Gas completed the sale of certain of the KLT Gas portfolio assets located in Wyoming, Colorado, Kansas and Nebraska for approximately $14 million. The after tax gain on disposition of these assets after consideration of transaction costs and asset retirement obligations assumed by the buyer is approximately $5 million or $0.07 per share. Management continues the bid evaluation and the marketing and sales process on the remainder of the KLT Gas portfolio assets, and expects to complete sales transactions on the remainder of the KLT Gas portfolio assets by the end of 2004.

On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP (d/b/a Shell Western E&P and f/k/a Shell Western E&P Inc.) (Shell). KLT Gas has a 50% working interest in certain oil and gas leases in Duval County, Texas; Shell holds the other 50% working interest and is the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.4 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA and that Shell, among other things, may recoup such expenses, if necessary, from KLT Gas’ production proceeds earned on properties covered by the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as possible counterclaims that KLT Gas may have against Shell; however, it is too early to predict the ultimate outcome of this demand for arbitration.

Great Plains Energy and Consolidated KCP&L

Significant Balance Sheet Changes
June 30, 2004 compared to December 31, 2003
o	Great Plains Energy’s receivables increased $7.5 million due to a $27.0 million increase in Strategic Energy’s receivables primarily due to the combination of increased MWh sales due to seasonality and increased average revenues per MWh sold offset by a $19.7 million decrease in consolidated KCP&L’s receivables. Consolidated KCP&L’s receivables decreased primarily due to KCP&L’s receipt of $30.8 million for the Hawthorn No. 5 insurance recovery offset by seasonal increases due to summer rates and higher usage.

o	Great Plains Energy’s other current assets increased $35.4 million primarily due to $19.0 million and $10.2 million increases in Strategic Energy’s deposits with suppliers and fair value of derivatives, respectively, as a result of increased market prices for power. Consolidated KCP&L’s other current assets increased $6.1 million due to increased prepayments for capacity contracts, insurance premiums and maintenance contracts.

o	Great Plains Energy’s goodwill increased by $60.6 million due to the purchase of the additional indirect interest in Strategic Energy in May 2004.
o	Great Plains Energy’s other deferred charges increased $44.4 million primarily due to the $43.6 million intangible assets, net of amortization, recorded as a result of the purchase of the additional indirect interest in Strategic Energy in May 2004.

o	Great Plains Energy’s notes payables decreased $70.0 million due to repayments of $164.0 million in short-term borrowings offset by $94.0 million in additional short-term borrowings primarily to purchase the additional indirect interest in Strategic Energy in May 2004.

o	Great Plains Energy’s current maturities of long-term debt increased $153.0 million primarily due to a $154.6 million increase in consolidated KCP&L’s current maturities of long-term debt. Consolidated KCP&L’s current maturities of long-term debt increased due to the July 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds.

o	Great Plains Energy’s accounts payable increased $19.9 million primarily due to a $21.5 million increase in Strategic Energy’s accounts payable due to increased power purchases for the start of the summer season and increased market prices for power.

o	Great Plains Energy’s accrued taxes increased $23.1 million primarily due to a $13.3 million increase in consolidated KCP&L’s property tax accrual. The remaining increase was primarily the result of the accrual of 2004 income taxes offset by the payment of 2003 income taxes accrued at December 31, 2003.

o	Great Plains Energy’s accrued payroll and vacations decreased $11.0 million primarily due to the 2004 payout of employee related expenses accrued at December 31, 2003.
o	Great Plains Energy’s other current liabilities decreased $1.5 million due to the payout of amounts accrued at December 31, 2003, mostly offset by the $5.6 million current portion of the FELINE PRIDES purchase contract adjustment.

o	Great Plains Energy’s other deferred credits and liabilities increased $22.4 million primarily due to the $24.6 million intangible liability, net of amortization, recorded as a result of the purchase of the additional indirect interest in Strategic Energy in May 2004, partially offset by a $3.1 million decrease in consolidated KCP&L’s other deferred credits and liabilities. Consolidated KCP&L’s other deferred credits and liabilities decreased primarily due to a $2.1 million decrease in minority interest, which was primarily the result of losses at KCP&L’s Lease Trust.

o	Great Plains Energy’s common stock increased $150.0 million due to the issuance of five million shares of common stock in June 2004. Consolidated KCP&L’s common stock increased $150.0 million due to an equity contribution from Great Plains Energy.

o	Great Plains Energy’s capital stock premium and expense increased $25.2 million primarily due to recording $19.6 million related to the FELINE PRIDES purchase contract adjustment, allocated fees and expenses and $5.6 million of common stock issuance costs.

o	Great Plains Energy’s accumulated other comprehensive loss decreased $8.1 million primarily due to the increase in the fair value of Strategic Energy’s derivatives as a result of increased market prices for power.

o	Great Plains Energy’s long-term debt increased $5.0 million primarily due to Great Plains Energy’s issuance of $163.6 million of FELINE PRIDES senior notes mostly offset by a $156.2 million decrease in consolidated KCP&L’s long-term debt. Consolidated KCP&L’s long-term debt decreased primarily due to the July 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds, which caused the bonds to be classified as current maturities.

Capital Requirements and Liquidity
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the sale of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities, the pension benefit plan funding requirements discussed below and credit support provided to Strategic Energy. Additional cash and capital requirements for the companies are discussed below.

Great Plains Energy’s liquid resources at June 30, 2004, included cash flows from operations of subsidiaries, $249.6 million of cash and cash equivalents on hand and $452.0 million of unused bank lines of credit. The unused lines consisted of $150.0 million from KCP&L’s short-term bank lines of credit, $49.5 million from Strategic Energy’s revolving credit facility, and $252.5 million from Great Plains Energy’s revolving credit facilities. See the Debt Agreements section below for more information on these agreements. On July 21, 2004, KCP&L paid $155.4 million in cash to pay down long-term debt, including interest, discussed below.

Cash Flows From Operations
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The decrease in cash flows from operating activities for Great Plains Energy year to date June 30, 2004, compared to the same period in 2003 was primarily due to a $13.5 million increase in deposits with suppliers. Also contributing was a $10.1 million decrease in income from continuing operations primarily due to a $25.9 million net gain related to the DTI bankruptcy recorded during 2003, partially offset by an $18.5 million increase in consolidated KCP&L’s income from continuing operations. Consolidated KCP&L’s cash flows from operations increased year to date June 30, 2004, compared to the same period in 2003 primarily due to the $18.5 million increase in income from continuing operations and the changes in working capital detailed in Note 4 to the consolidated financial statements.

Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $24.3 million year to date June 30, 2004, compared to the same period in 2003 primarily due to the buyout of KCP&L’s operating lease for vehicles and heavy equipment in the first quarter of 2004 for $28.4 million. This increase was more than offset by an additional $27.7 million in insurance recoveries and litigation settlements related to Hawthorn No. 5. Additionally, Great Plains Energy paid $90.0 million to acquire an additional indirect interest in Strategic Energy during May 2004.

Financing Activities
The change in Great Plains Energy’s cash flows from financing activities year to date June 30, 2004, compared to the same period in 2003 reflects Great Plains Energy’s June 2004 proceeds of $150.0 million from the issuance of five million shares of common stock at $30 per share and $163.6 million from the issuance of FELINE PRIDES. Fees related to these issuances were $10.2 million. Great Plains Energy used the proceeds to repay short-term borrowings and to make a $150.0 million equity contribution to KCP&L. In July 2004, KCP&L redeemed the $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds. KCP&L Financing I used those proceeds to redeem the $150.0 million of 8.3% Trust Preferred Securities and liquidate the $4.6 million common securities held by KCP&L. See Note 6 for additional information.

Consolidated KCP&L’s cash flows from financing activities year to date June 30, 2003, reflects the first quarter 2003 equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption. An additional $20.0 million of KCP&L’s medium term notes were retired during the second quarter of 2003.

KCP&L expects to meet day-to-day operating requirements including interest payments, construction requirements (excluding new generating capacity and environmental compliance on existing generating units) and dividends to Great Plains Energy with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day operating requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, commodity-price volatility and the effects of counterparty non-performance.

Great Plains Energy filed a registration statement, which became effective in April 2004, for the issuance of an aggregate amount up to $500.0 million of any combination of senior debt securities, subordinated debt securities, trust preferred securities and related guarantees, common stock, warrants, stock purchase contracts or stock purchase units. The prospectus filed with this registration statement also included $148.2 million of securities remaining available to be offered under a prior registration statement providing for an aggregate amount of availability of $648.2 million. In June 2004, Great Plains Energy issued $150.0 million of common stock and $163.6 million of FELINE PRIDES. After these issuances, $171.0 million remains available under this registration statement, which reflects the effect of the $163.6 million stock purchase contract component of FELINE PRIDES.

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $977.9 million of this amount of this amount, which is a $477.2 million increase from the December 31, 2003, amount of $500.7 million due to the $150.0 million common stock issuance and the $163.6 million of FELINE PRIDES (with a $163.6 million stock purchase contract component) in June 2004.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of June 30, 2004.

KCP&L may issue equity and long-term debt only with the authorization of the Missouri Public Service Commission (MPSC). In June 2004, the MPSC authorized KCP&L to issue up to $600 million of long-term debt through March 31, 2006. The authorization contains the following conditions, among others: (i) no more than $150.0 million of the authorized debt can be used for purposes other than refinancing existing securities and (ii) the proceeds of the authorized debt must be used exclusively for the benefit of KCP&L’s regulated operations.

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any one time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade, and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of June 30, 2004.

KCP&L has entered into a revolving agreement, which expires in October 2004, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects the agreement to be renewed annually. See Note 5 to the consolidated financial statements.

Debt Agreements
During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. The existing facilities contain a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At June 30, 2004, the Company was in compliance with these covenants. At June 30, 2004, Great Plains Energy had $17.0 million of outstanding borrowings with a weighted-average interest rate of 4.0% under the 364-day revolving credit facility. Additionally, Great Plains Energy had issued letters of credit totaling $25.0 million under the 364-day revolving credit facility and $5.5 million under the three-year revolving credit facility as credit support for Strategic Energy.

Through June 30, 2004, Strategic Energy maintained a secured revolving credit facility for up to $95 million with a group of banks. This facility was partially guaranteed by Great Plains Energy. The maximum amount available for loans and letters of credit under the facility was the lesser of $95 million or the borrowing base, as defined in the agreement. The borrowing base generally was the sum of certain Strategic Energy accounts receivable and the amount of the Great Plains Energy guarantee which was $40.0 million at June 30, 2004. At June 30, 2004, $45.5 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $49.5 million of capacity available for loans and additional letters of credit. The facility contained a MAC clause that required Strategic Energy to represent, prior to receiving funding, that no MAC had occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $5.0 million was a default under the facility. Under the terms of this agreement, Strategic Energy was required to maintain a minimum net worth of $30 million, a maximum debt to EBITDA ratio of 2.0 to 1.0 and a minimum fixed charge ratio of at least 1.05 to 1.0 as those were defined in the agreement. At June 30, 2004, Strategic Energy was in compliance with these covenants. This facility was replaced with a new $125 million three-year revolving credit facility with a group of banks on July 2, 2004.

Great Plains Energy has guaranteed $25.0 million of the new $125.0 million facility. The $125.0 million facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement,

Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00 as those are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $150.0 million with seven banks (as of June 30, 2004). KCP&L uses these lines to provide support for its issuance of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. KCP&L has MAC clauses in three agreements covering $70.0 million of available bilateral credit lines. These three facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under these agreements, KCP&L is able to access the facilities even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At June 30, 2004, KCP&L was in compliance with these covenants and KCP&L had no outstanding borrowings under these lines.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade, or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At June 30, 2004, KLT Investments had $6.4 million in outstanding notes, including current maturities.

Under stipulations with the MPSC and the State Corporation Commission of the State of Kansas, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization. Pursuant to an SEC order, Great Plains Energy’s and KCP&L’s authorization to issue securities is conditioned on maintaining a consolidated common equity capitalization of at least 30% and complying with other conditions described above.

Pensions
The Company maintains defined benefit plans for substantially all of its employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. At a minimum, plans are funded on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employment Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

After consideration of additional funding made in 2003, KCP&L is required to contribute $4.2 million during 2004 to meet the minimum funding requirements of ERISA, of which $1.5 million has been funded by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the remaining required funding.

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

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s long-term debt at June 30, 2004, compared to December 31, 2003, increased $163.6 million due to the issuance of FELINE PRIDES. Additionally, Great Plains Energy has a contractual obligation for the $15.4 million present value of the contract adjustment payments related to the FELINE PRIDES. Consolidated KCP&L’s contractual obligations were relatively unchanged at June 30, 2004, compared to December 31, 2003.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of June 30, 2004. Great Plains Energy is currently authorized to issue up to $600 million for guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees. Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at June 30, 2004, compared to December 31, 2003.

KCPL Financing I, a trust, has issued $150.0 million of preferred securities. In connection with the issuance of the preferred securities, KCP&L issued a preferred securities guarantee, which guarantees the payment of any accrued and unpaid distributions, the redemption price and payments upon dissolution, winding-up or termination of the trust, all to the extent that the trust has funds available therefore. KCPL Financing I redeemed the $150.0 million of preferred securities in July 2004. There were no accrued and unpaid distributions at that time.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies; however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 12 to the consolidated financial statements.

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

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Hawthorn No. 5 Litigation
KCP&L filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Travelers Indemnity Company of Illinois (Travelers) in Missouri state court on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In 1999, there was a boiler explosion at KCP&L Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union and Reliance National Insurance Company (Reliance), primary carriers, had issued a $200 million primary insurance policy and Travelers had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose between KCP&L and these two insurance companies regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses, and KCP&L filed suit against the carriers. Prior to the second quarter, National Union and Reliance had collectively paid approximately $169 million under their primary insurance policy. In the second quarter, KCP&L received an additional $30.8 million from National Union, representing the remaining amount of the primary insurance policy less the deductible. National Union and Reliance have subrogation rights in the litigation described in the next paragraph. The case continues against Travelers for the remaining $85 million of KCP&L’s current proof of loss of approximately $285 million. Trial of this case is scheduled to begin in January 2005.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various other defendants have settled with KCP&L, resulting in KCP&L receiving $35.8 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. KCP&L has filed a motion to amend or vacate this order.

Hawthorn No. 5 Notice of Violation
On April 15, 2004, the EPA issued to KCP&L a notice of violation of Hawthorn No. 5 permit limits on SO2 emissions. SO2 emissions from Hawthorn No. 5 exceeded the applicable thirty-day rolling average emission limit on certain days in the third and fourth quarters of 2003 and also exceeded the applicable 24-hour emission limit on one day in the fourth quarter of 2003. Equipment issues that caused these violations are being addressed by KCP&L. KCP&L management does not expect the cost of correcting the equipment issues or resolving this matter with the EPA to be material to its financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Purchases of Great Plains Energy common stock were made during the quarter by or for the Great Plains Energy Incorporated Long-Term Incentive Plan, which is an equity compensation plan approved by the shareholders providing for grants by the Compensation Committee of the Board of Directors of stock options, restricted stock, performance shares and other stock-based awards.

The following table provides information regarding these purchases of Great Plains Energy common stock during the quarter.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as	Value) of Shares (or
	Total Number of	Average Price	Part of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Month	Purchased	(or Unit)	or Programs	Plans or Programs (1)

April 1 - 30	-	-	-	2,239,822
May 1 - 31	-	-	-	2,239,822
June 1 - 30	7,000	30.38	7,000	2,236,362

Total	7,000	30.38	7,000

(1) The Great Plains Energy Long-Term Incentive Plan became effective on May 5, 1992. The aggregate number of shares of common stock available for awards under this plan is not more than three million.
      Awards may be granted under this plan until May 5, 2012. The shares in this column represent the aggregate number of securities remaining available for future issuance under the Great Plains Energy
Long-Term Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There are no matters reportable under this Item 3 for the quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Great Plains Energy
Great Plains Energy’s annual meeting of shareholders was held on May 4, 2004. The shareholders elected eleven directors and ratified the appointment of Deloitte & Touche LLP as independent auditors.

Election of Directors
Great Plains Energy’s board of directors consists of eleven directors, who are elected annually. The eleven persons named below were elected, as proposed in the proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, to serve as directors until Great Plains Energy’s annual meeting in 2005 and until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld	Total Votes*

David L. Bodde	60,141,149	648,327	60,789,476
Michael J. Chesser	60,240,057	648,327	60,888,384
William H. Downey	60,399,670	648,327	61,047,997
Mark A. Ernst	60,145,968	648,327	60,794,295
Randall C. Ferguson, Jr	60,125,136	648,327	60,773,463
William K. Hall	60,312,904	648,327	60,961,231
Luis A Jimenez	60,475,544	648,327	61,123,871
James A. Mitchell	60,445,057	648,327	61,093,384
William C. Nelson	60,068,721	648,327	60,717,048
Linda H. Talbot	60,352,730	648,327	61,001,057
Robert H. West	59,816,145	648,327	60,464,472

* No votes were cast against the nominees due to cumulative voting.

Ratification of Independent Auditors
Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent auditors for 2004. The voting regarding the appointment of auditors was as follows:

	Votes For	Votes Against	Abstentions	Total Votes

Deloitte & Touche LLP	59,778,413	787,725	311,560	60,877,698

KCP&L
KCP&L’s board of directors consists of eleven directors, who are elected annually. Great Plains Energy is KCP&L’s sole shareholder. By a unanimous written consent dated as of May 4, 2004, Great Plains Energy, as the sole shareholder, elected the eleven directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Great Plains Energy Documents

Exhibit
Number	Description of Document
4.1 *	Purchase Contract Agreement, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Purchase Contract Agent (Exhibit 4.1 to Form 8-A/A, dated June 14, 2004).

4.2	*	Pledge Agreement, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and BNY Midwest Trust Company, as Purchase Contract Agent (Exhibit 4.2 to Form 8-A/A, dated June 14, 2004).

4.3	*	Remarketing Agreement, dated June 14, 2004, among Great Plains Energy Incorporated, BNY Midwest Trust Company, as Purchase Contract Agent, and the Remarketing Agent named therein (Exhibit 4.3 to Form 8-A/A, dated June 14, 2004).

4.4	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.4 to Form 8-A/A, dated June 14, 2004).
4.5	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.6	*	Form of Income PRIDES (included in Exhibit 4.1 to Form 8-A/A, dated June 14, 2004, as Exhibit A thereto).
10.1	First Amendment to Credit Agreement, dated as of May 3, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank and Fifth Third Bank.

10.2	Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank and Sky Bank.

10.3	Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2, 2004 among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto.

10.4	First Amendment, dated as of June 30, 2004, to 364-Day Credit Agreement, dated as of March 5, 2004 by and among Great Plains Energy Incorporated, Bank One, NA, BNP Paribas, Commerzbank AG, Keybank National Association, Wachovia Bank, National Association, CoBank, ACB, The Bank of New York, The Bank of Nova Scotia, PNC Bank, National Association, U.S. Bank, National Association, Bank Hapoalim, LaSalle Bank National Association, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd., Fleet National Bank, Fifth Third Bank, and Merrill Lynch Bank USA.

10.5		First Amendment, dated as of June 30, 2004, to Three-Year Credit Agreement, dated as of March 5, 2004 by and among Great Plains Energy Incorporated, Bank One, NA, BNP Paribas, Commerzbank AG, Keybank National Association, Wachovia Bank, National Association, CoBank, ACB, The Bank of New York, The Bank of Nova Scotia, PNC Bank, National Association, U.S. Bank, National Association, Bank Hapoalim, LaSalle Bank National Association, Bank of America, N.A., The Bank of Tokyo-Mitsubishi, Ltd., Mizuho Corporate Bank, Ltd.,

Fleet National Bank, Fifth Third Bank, and Merrill Lynch Bank USA.
10.6	Agreement dated May 10, 2004, by and among SE Holdings, LLC, members of SE Holdings, LLC, SE, Inc., shareholders of SE, Inc., Strategic Energy, LLC and Innovative Energy Consultants Inc.
12.1	Ratio of Earnings to Fixed Charges
31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.
32.1	Section 1350 Certifications.

* Filed as exhibits to a prior Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934 on Form 8-A/A and incorporated by reference and made a part hereof. The exhibit number and report reference of the documents so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit
Number	Description of Document
12.2	Ratio of Earnings to Fixed Charges
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.
32.2	Section 1350 Certifications.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from KCP&L upon written request.

REPORTS ON FORM 8-K

Great Plains Energy
Great Plains Energy filed on April 22, 2004, a report on Form 8-K dated April 21, 2004, furnishing pursuant to Item 12 thereof a press release regarding first quarter 2004 earnings, and reporting pursuant to Item 5 thereof an agreement to purchase an additional 11.45% interest in Strategic Energy L.L.C.

Great Plains Energy filed on May 12, 2004, a report on Form 8-K dated May 12, 2004, including Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements, and Schedule II - Valuation and Qualifying Accounts and Reserves as listed in Item 15. Exhibits, Financial Statement Schedules, and

Reports on Form 8-K from Great Plains Energy’s and KCP&L’s combined Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2003, recast to show discontinued operations presentation as a result of the February 2004 announcement by Great Plains Energy of its plan to sell the KLT Gas Inc. natural gas properties and exist the gas business.

Great Plains Energy filed on June 1, 2004, a report on Form 8-K dated May 26, 2004, regarding KCP&L’s filing of applications with the Missouri Public Service Commission and the Kansas Corporation Commission to begin a regulatory workshop process to explore how to meet the area’s growing need for electricity and cleaner air, and developments in the Hawthorn No. 5 litigation discussed in Part II Item 1, above.

Great Plains Energy furnished on June 4, 2004, a report on Form 8-K dated June 4, 2004, furnishing press releases regarding Great Plains Energy’s announcement of its plans for public offerings of common stock and mandatory convertible securities and its announcement of an increase in 2004 ongoing earnings guidance.

Great Plains Energy filed on June 14, 2004, a report on Form 8-K dated June 14, 2004, filing underwriting agreements regarding the issuance of common stock and FELINE PRIDES, and instruments defining the rights of holders of the FELINE PRIDES.

Great Plains Energy furnished on July 27, 2004, a report on Form 8-K dated July 26, 2004, furnishing a press release regarding second quarter 2004 earnings.

KCP&L
KCP&L furnished on April 22, 2004, a report on Form 8-K dated April 21, 2004, furnishing a press release regarding first quarter 2004 earnings.

KCP&L filed on May 12, 2004, a report on Form 8-K dated May 12, 2004, including Item 6. Selected Financial Data, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Consolidated Financial Statements, and Schedule II - Valuation and Qualifying Accounts and Reserves as listed in Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K from Great Plains Energy’s and KCP&L’s combined Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A for the year ended December 31, 2003, recast to show discontinued operations presentation as a result of the February 2004 announcement by Great Plains Energy of its plan to sell the KLT Gas Inc. natural gas properties and exist the gas business.

KCP&L filed on June 1, 2004, a report on Form 8-K dated May 26, 2004, regarding KCP&L’s filing of applications with the Missouri Public Service Commission and the Kansas Corporation Commission to begin a regulatory workshop process to explore how to meet the area’s growing need for electricity and cleaner air, and developments in the Hawthorn No. 5 litigation discussed in Part II Item 1, above.

KCP&L furnished on June 4, 2004, a report on Form 8-K dated June 4, 2004, furnishing press releases regarding Great Plains Energy’s announcement of its plans for public offerings of common stock and mandatory convertible securities and its announcement of an increase in 2004 ongoing earnings guidance.

KCP&L furnished on July 27, 2004, a report on Form 8-K dated July 26, 2004, furnishing a press release regarding second quarter 2004 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Dated: August 6, 2004	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)
Dated: August 6, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY
Dated: August 6, 2004	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)
Dated: August 6, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)