Form 10-Q
period 2004-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2004-11-05
CIK 1143068, 54476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.greatplainsenergy.com

1-707	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Great Plains Energy Incorporated Yes X No _ Kansas City Power & Light Company Yes _ No X

As of November 1, 2004 the number of shares outstanding of (i) Great Plains Energy’s common stock was 74,317,784 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

•	future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets
•	market perception of the energy industry and the Company
•	changes in business strategy, operations or development plans
•	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the Public Utility Company Act of 1935
•	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
•	financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company's pension plan assets and costs
•	ability to maintain current credit ratings
•	inflation rates
•	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
•	impact of terrorist acts
•	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
•	ability to carry out marketing and sales plans
•	weather conditions including weather-related damage
•	cost, availability and deliverability of fuel
•	ability to achieve generation planning goals and the occurrence of unplanned generation outages
•	delays in the anticipated in-service dates of additional generating capacity
•	nuclear operations
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
•	performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
•	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report:

Abbreviation or Acronym	Definition
2003 Form 10-K	Combined 2003 Annual Report on Form 10-K, as amended by
Amendment No. 1 on Form 10-K/A and by the Current Report on Form
8-K dated May 12, 2004
35 Act	Public Utility Holding Company Act of 1935, as amended
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligations
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
Clean Air Act	Clean Air Act Amendments of 1990
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary, HSS
Custom Energy Holdings	Custom Energy Holdings, L.L.C.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EITF	Emerging Issues Task Force
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	Federal Energy Regulatory Commission
GDP	Gross Domestic Product
GPP	Great Plains Power Incorporated, a wholly-owned subsidiary
of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly-owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly-owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly-owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly-owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly-owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly-owned subsidiary of KLT Inc.
kWh	Kilowatt hour
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology

Abbreviation or Acronym	Definition
MPSC	Missouri Public Service Commission
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
Receivables Company	Kansas City Power & Light Receivables Company, a wholly-owned subsidiary of KCP&L
SE Holdings	SE Holdings, L.L.C.
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SOx	Sulfur Oxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly-owned subsidiary of HSS

PART I - FINANCIAL INFORMATION Item 1. Consolidated Financial Statements
GREAT PLAINS ENERGY Consolidated Balance Sheets
(Unaudited)
	September 30 2004	December 31 2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$138,894	$114,227
Restricted cash	11,560	20,850
Receivables	272,593	240,344
Fuel inventories, at average cost	21,491	22,543
Materials and supplies, at average cost	53,858	56,599
Deferred income taxes	1,967	686
Assets of discontinued operations	16,767	27,830
Other	23,663	14,293

Total	540,793	497,372

Nonutility Property and Investments
Affordable housing limited partnerships	42,486	52,644
Nuclear decommissioning trust fund	79,644	74,965
Other	40,953	44,428

Total	163,083	172,037

Utility Plant, at Original Cost
Electric	4,806,802	4,700,983
Less-accumulated depreciation	2,165,956	2,082,419

Net utility plant in service	2,640,846	2,618,564
Construction work in progress	57,874	53,250
Nuclear fuel, net of amortization of $124,057 and $113,472	22,285	29,120

Total	2,721,005	2,700,934

Deferred Charges
Regulatory assets	150,877	145,627
Prepaid pension costs	105,674	108,247
Goodwill	86,899	26,105
Other deferred charges	66,183	31,628

Total	409,633	311,607

Total	$3,834,514	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Balance Sheets
(Unaudited)
	September 30 2004	December 31 2003

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$-	$87,000
Current maturities of long-term debt	3,177	59,303
EIRR bonds classified as current	85,922	129,288
Accounts payable	191,656	186,747
Accrued taxes	121,879	39,886
Accrued interest	12,798	11,937
Accrued payroll and vacations	26,682	34,762
Accrued refueling outage costs	9,405	1,760
Supplier collateral	11,560	20,850
Liabilities of discontinued operations	1,693	4,607
Other	28,059	28,944

Total	492,831	605,084

Deferred Credits and Other Liabilities
Deferred income taxes	621,214	609,333
Deferred investment tax credits	34,583	37,571
Asset retirement obligations	111,887	106,694
Pension liability	88,312	89,488
Other	95,856	79,141

Total	951,852	922,227

Capitalization
Common stock equity
Common stock-150,000,000 shares authorized without par value
74,321,659 and 69,259,203 shares issued, stated value	763,296	611,424
Unearned compensation	(1,231)	(1,633)
Capital stock premium and expense	(32,410)	(7,240)
Retained earnings	446,800	391,750
Treasury stock-13,988 and 3,265 shares, at cost	(415)	(121)
Accumulated other comprehensive loss	(33,730)	(36,886)

Total	1,142,310	957,294
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 6)	1,208,521	1,158,345

Total	2,389,831	2,154,639

Commitments and Contingencies (Note 12)

Total	$3,834,514	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2004	2003	2004	2003

Operating Revenues	(thousands)
Electric revenues - KCP&L	$323,287	$350,056	$844,447	$831,763
Electric revenues - Strategic Energy	390,747	309,694	1,022,887	793,470
Other revenues	817	1,007	2,495	2,729

Total	714,851	660,757	1,869,829	1,627,962

Operating Expenses
Fuel	52,257	51,407	135,113	125,911
Purchased power - KCP&L	14,015	10,210	43,835	42,151
Purchased power - Strategic Energy	358,879	276,963	930,637	702,909
Other	79,108	74,976	236,748	215,169
Maintenance	19,276	18,152	63,306	64,902
Depreciation	37,999	35,454	112,084	106,131
General taxes	28,468	28,368	78,492	76,476
Gain on property	(613)	(1,617)	(771)	(22,167)

Total	589,389	493,913	1,599,444	1,311,482

Operating income	125,462	166,844	270,385	316,480
Non-operating income	1,626	2,016	4,595	5,594
Non-operating expenses	(6,914)	(11,858)	(13,393)	(18,798)
Interest charges	(17,973)	(18,844)	(55,278)	(57,735)

Income from continuing operations before
income taxes, loss from equity investments
and minority interest in subsidiaries	102,201	138,158	206,309	245,541
Income taxes	(35,161)	(50,363)	(67,273)	(71,624)
Loss from equity investments	(461)	(1,125)	(1,074)	(1,711)
Minority interest in subsidiaries	1,283	(2,492)	848	(6,967)

Income from continuing operations	67,862	84,178	138,810	165,239
Gain (Loss) from discontinued operations,
net of income taxes (Notes 7 and 8)	8,067	(419)	6,048	(16,039)

Net income	75,929	83,759	144,858	149,200
Preferred stock dividend requirements	412	411	1,235	1,234

Earnings available for common stock	$75,517	$83,348	$143,623	$147,966

Average number of common shares outstanding	74,270	69,189	71,251	69,189

Basic and diluted earnings per common share
Continuing operations	$0.91	$1.21	$1.93	$2.37
Discontinued operations	0.11	(0.01)	0.09	(0.23)

Basic and diluted earnings per common share	$1.02	$1.20	$2.02	$2.14

Cash dividends per common share	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Cash Flows
(Unaudited)
Year to date September 30	2004	2003

Cash Flows from Operating Activities	(thousands)
Net income	$144,858	$149,200
Less: Gain (loss) from discontinued operations, net of income taxes	6,048	(16,039)

Income from continuing operations	138,810	165,239
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	112,084	106,131
Amortization of:
Nuclear fuel	10,585	10,549
Other	8,345	8,715
Deferred income taxes (net)	8,112	(6,117)
Investment tax credit amortization	(2,988)	(2,995)
Loss from equity investments	1,074	1,711
Gain on property	(771)	(22,167)
Minority interest	(848)	6,967
Other operating activities (Note 4)	43,981	54,069

Net cash from operating activities	318,384	322,102

Cash Flows from Investing Activities
Utility capital expenditures	(137,073)	(108,975)
Allowance for borrowed funds used during construction	(1,175)	(1,006)
Purchases of investments	(2,664)	(2,632)
Purchases of nonutility property	(5,121)	(2,097)
Proceeds from sale of assets	6,731	27,457
Purchase of additional indirect interest in Strategic Energy	(90,166)	-
Hawthorn No. 5 partial insurance recovery	30,810	3,940
Hawthorn No. 5 partial litigation settlements	1,139	-
Other investing activities	(4,585)	327

Net cash from investing activities	(202,104)	(82,986)

Cash Flows from Financing Activities
Issuance of common stock	151,872	-
Issuance of long-term debt	163,600	-
Issuance fees	(10,158)	-
Repayment of long-term debt	(213,261)	(132,548)
Net change in short-term borrowings	(87,000)	71,845
Dividends paid	(89,543)	(87,373)
Other financing activities	(7,123)	(6,100)

Net cash from financing activities	(91,613)	(154,176)

Net Change in Cash and Cash Equivalents	24,667	84,940
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	114,227	65,506

Cash and Cash Equivalents from Continuing
Operations at End of Period	$138,894	$150,446

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$2,667	$(69)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	168	95

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$2,835	$26

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Common Stock Equity
(Unaudited)
Three Months Ended September 30	2004		2003

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share data)
Beginning balance	74,259,203	$761,424	69,196,322	$609,497
Issuance of common stock	62,456	1,872	-	-

Ending balance	74,321,659	763,296	69,196,322	609,497

Unearned Compensation
Beginning balance		(1,405)		-
Compensation expense recognized		174		-

Ending balance		(1,231)		-

Capital Stock Premium and Expense
Beginning balance		(32,444)		(7,508)
Other		34		93

Ending balance		(32,410)		(7,415)

Retained Earnings
Beginning balance		402,175		370,773
Net income		75,929		83,759
Loss on reissuance of treasury stock		(67)		-
Dividends:
Common stock		(30,823)		(28,715)
Preferred stock - at required rates		(412)		(411)
Options		(2)		-

Ending balance		446,800		425,406

Treasury Stock
Beginning balance	(90)	(3)	(12,701)	(551)
Treasury shares acquired	(30,000)	(890)	(45,000)	(1,298)
Treasury shares reissued	16,102	478	54,436	1,503

Ending balance	(13,988)	(415)	(3,265)	(346)

Accumulated Other Comprehensive Loss
Beginning balance		(28,822)		(25,809)
Derivative hedging activity		(4,908)		(2,812)

Ending balance		(33,730)		(28,621)

Total Common Stock Equity		$1,142,310		$998,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Common Stock Equity
(Unaudited)
Year to Date September 30	2004		2003

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share data)
Beginning balance	69,259,203	$611,424	69,196,322	$609,497
Issuance of common stock	5,062,456	151,872	-	-

Ending balance	74,321,659	763,296	69,196,322	609,497

Unearned Compensation
Beginning balance		(1,633)		-
Compensation expense recognized		402		-

Ending balance		(1,231)		-

Capital Stock Premium and Expense
Beginning balance		(7,240)		(7,744)
Issuance of common stock		(5,600)		-
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		(19,657)		-
Other		87		329

Ending balance		(32,410)		(7,415)

Retained Earnings
Beginning balance		391,750		363,579
Net income		144,858		149,200
Loss on reissuance of treasury stock		(194)		-
Dividends:
Common stock		(88,308)		(86,139)
Preferred stock - at required rates		(1,235)		(1,234)
Options		(71)		-

Ending balance		446,800		425,406

Treasury Stock
Beginning balance	(3,265)	(121)	(152)	(4)
Treasury shares acquired	(40,183)	(1,204)	(85,000)	(2,332)
Treasury shares reissued	29,460	910	81,887	1,990

Ending balance	(13,988)	(415)	(3,265)	(346)

Accumulated Other Comprehensive Loss
Beginning balance		(36,886)		(25,858)
Derivative hedging activity		3,156		(2,723)
Minimum pension obligation		-		(40)

Ending balance		(33,730)		(28,621)

Total Common Stock Equity		$1,142,310		$998,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2004	2003	2004	2003

	(thousands)
Net income	$75,929	$83,759	$144,858	$149,200

Other comprehensive income
Gain (loss) on derivative hedging instruments	(9,812)	(1,536)	6,977	6,242
Income taxes	4,325	639	(3,041)	(2,721)

Net gain (loss) on derivative hedging instruments	(5,487)	(897)	3,936	3,521

Change in minimum pension obligation	-	-	-	(66)
Income taxes	-	-	-	26

Net change in minimum pension obligation	-	-	-	(40)

Reclassification to revenues and expenses, net of tax	579	(1,915)	(780)	(6,244)

Comprehensive income	$71,021	$80,947	$148,014	$146,437

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2004	2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$53,031	$26,520
Receivables	78,425	95,635
Fuel inventories, at average cost	21,491	22,543
Materials and supplies, at average cost	53,858	56,599
Deferred income taxes	3,667	686
Other	8,669	8,611

Total	219,141	210,594

Nonutility Property and Investments
Nuclear decommissioning trust fund	79,644	74,965
Other	29,016	34,255

Total	108,660	109,220

Utility Plant, at Original Cost
Electric	4,806,802	4,700,983
Less-accumulated depreciation	2,165,956	2,082,419

Net utility plant in service	2,640,846	2,618,564
Construction work in progress	57,874	53,046
Nuclear fuel, net of amortization of $124,057 and $113,472	22,285	29,120

Total	2,721,005	2,700,730

Deferred Charges
Regulatory assets	150,877	145,627
Prepaid pension costs	101,588	106,888
Other deferred charges	22,351	29,517

Total	274,816	282,032

Total	$3,323,622	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2004	2003

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$15,442	$21,983
Current maturities of long-term debt	-	54,500
EIRR bonds classified as current	85,922	129,288
Accounts payable	63,132	82,353
Accrued taxes	104,523	41,114
Accrued interest	10,896	11,763
Accrued payroll and vacations	19,860	20,486
Accrued refueling outage costs	9,405	1,760
Other	8,501	8,619

Total	317,681	371,866

Deferred Credits and Other Liabilities
Deferred income taxes	651,399	641,673
Deferred investment tax credits	34,583	37,571
Asset retirement obligations	111,887	106,694
Pension liability	84,033	84,434
Other	48,258	52,196

Total	930,160	922,568

Capitalization
Common stock equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	812,041	662,041
Retained earnings	257,385	228,761
Accumulated other comprehensive loss	(35,301)	(35,244)

Total	1,034,125	855,558
Long-term debt (Note 6)	1,041,656	1,152,584

Total	2,075,781	2,008,142

Commitments and Contingencies (Note 12)

Total	$3,323,622	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

Operating Revenues	(thousands)
Electric revenues	$323,287	$350,056	$844,447	$831,763
Other revenues	366	601	1,220	1,691

Total	323,653	350,657	845,667	833,454

Operating Expenses
Fuel	52,257	51,407	135,113	125,911
Purchased power	14,015	10,210	43,835	42,151
Other	63,504	61,400	190,457	177,579
Maintenance	19,264	18,147	63,277	64,891
Depreciation	36,513	34,983	108,839	104,852
General taxes	27,449	27,646	75,667	74,367
Gain on property	(613)	(1,617)	(771)	(1,517)

Total	212,389	202,176	616,417	588,234

Operating income	111,264	148,481	229,250	245,220
Non-operating income	1,393	1,698	3,857	3,645
Non-operating expenses	(2,211)	(2,608)	(5,839)	(6,752)
Interest charges	(15,313)	(17,519)	(49,701)	(52,959)

Income from continuing operations before
income taxes and minority interest in subsidiaries	95,133	130,052	177,567	189,154
Income taxes	(32,503)	(51,554)	(63,946)	(75,598)
Minority interest in subsidiaries	1,283	-	3,804	-

Income from continuing operations	63,913	78,498	117,425	113,556
Loss from discontinued operations, net
of income taxes (Note 8)	-	-	-	(8,690)

Net income	$63,913	$78,498	$117,425	$104,866

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
Year to date September 30	2004	2003

Cash Flows from Operating Activities	(thousands)
Net income	$117,425	$104,866
Less: Loss from discontinued operations, net of income taxes	-	(8,690)

Income from continuing operations	117,425	113,556
Adjustments to reconcile income to net cash
from operating activities:
Depreciation and depletion	108,839	104,852
Amortization of:
Nuclear fuel	10,585	10,549
Other	5,770	7,008
Deferred income taxes (net)	6,782	(1,108)
Investment tax credit amortization	(2,988)	(2,995)
Gain on property	(771)	(1,517)
Minority interest	(3,804)	-
Other operating activities (Note 4)	49,050	45,441

Net cash from operating activities	290,888	275,786

Cash Flows from Investing Activities
Utility capital expenditures	(137,073)	(108,975)
Allowance for borrowed funds used during construction	(1,175)	(1,006)
Purchases of investments	(2,664)	(2,632)
Purchases of nonutility property	(233)	(85)
Proceeds from sale of assets	5,251	3,794
Hawthorn No. 5 partial insurance recovery	30,810	3,940
Hawthorn No. 5 partial litigation settlements	1,139	-
Other investing activities	(4,589)	(1,617)

Net cash from investing activities	(108,534)	(106,581)

Cash Flows from Financing Activities
Repayment of long-term debt	(209,140)	(124,000)
Net change in short-term borrowings	(6,541)	3,176
Dividends paid to Great Plains Energy	(88,801)	(98,000)
Equity contribution from Great Plains Energy	150,000	100,000
Other financing activities	(1,361)	(2)

Net cash from financing activities	(155,843)	(118,826)

Net Change in Cash and Cash Equivalents	26,511	50,379
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	26,520	171

Cash and Cash Equivalents from Continuing
Operations at End of Period	$53,031	$50,550

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$-	$(307)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	-	307

Cash and Cash Equivalents from Discontinued
Operations at End of Period	$-	$-

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Stock Equity
(Unaudited)
Three Months Ended September 30	2004		2003

	Shares	Amount	Shares	Amount
	(thousands, except share data)
Common Stock	1	$812,041	1	$662,041

Retained Earnings
Beginning balance		224,530		202,974
Net income		63,913		78,498
Dividends:
Common stock held by Great Plains Energy		(31,058)		(65,000)

Ending balance		257,385		216,472

Accumulated Other Comprehensive Loss
Beginning balance		(34,995)		(25,894)
Derivative hedging activity		(306)		(931)

Ending balance		(35,301)		(26,825)

Total Common Stock Equity		$1,034,125		$851,688

Year to Date September 30	2004		2003

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share data)
Beginning balance	1	$662,041	1	$562,041
Equity contribution from Great Plains Energy	-	150,000	-	100,000

Ending balance	1	812,041	1	662,041

Retained Earnings
Beginning balance		228,761		209,606
Net income		117,425		104,866
Dividends:
Common stock held by Great Plains Energy		(88,801)		(98,000)

Ending balance		257,385		216,472

Accumulated Other Comprehensive Loss
Beginning balance		(35,244)		(26,614)
Derivative hedging activity		(57)		(171)
Minimum pension obligation		-		(40)

Ending balance		(35,301)		(26,825)

Total Common Stock Equity		$1,034,125		$851,688

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

	(thousands)
Net income	$63,913	$78,498	$117,425	$104,866

Other comprehensive income
Gain (loss) on derivative hedging instruments	158	(734)	565	513
Income taxes	(62)	287	(220)	(200)

Net gain (loss) on derivative hedging instruments	96	(447)	345	313

Change in minimum pension obligation	-	-	-	(66)
Income taxes	-	-	-	26

Net change in minimum pension obligation	-	-	-	(40)

Reclassification to revenues and expenses, net of tax	(402)	(484)	(402)	(484)

Comprehensive income	$63,607	$77,567	$117,368	$104,655

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER &LIGHT COMPANY
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

Great Plains Energy has five direct subsidiaries:

  KCP&L is an integrated, regulated electric utility, which provides reliable, affordable electricity to customers in the states of Missouri and Kansas. KCP&L is one of Great Plains Energy's two reportable segments. KCP&L's wholly-owned subsidiary, Home Service Solutions Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). Worry Free is no longer actively pursuing new customers and management does not anticipate significant additional capital investments in Worry Free. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 8 for additional information concerning the June 2003 disposition of RSAE. KCP&L and its subsidiaries are referred to as consolidated KCP&L.

  KLT Inc. is an intermediate holding company that primarily holds interests in Strategic Energy, L.L.C. (Strategic Energy), KLT Gas Inc. (KLT Gas) and affordable housing limited partnerships. Strategic Energy is the other reportable segment of Great Plains Energy. The Company sold substantially all of the KLT Gas natural gas properties (KLT Gas portfolio) in the third and fourth quarters of 2004. See Note 7 for additional information.

  Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP, which has made no significant investments to date.

  Innovative Energy Consultants Inc. (IEC) holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy.

  Great Plains Energy Services Incorporated (Services) was formed in 2003 as a service company under the 35 Act to provide support and administrative services to Great Plains Energy and its subsidiaries.

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

2.  CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $19.8 million and $16.1 million at September 30, 2004, and December 31, 2003, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at September 30, 2004, and December 31, 2003, was $11.6 million and $20.9 million, respectively.

3.  BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s earnings per common share (EPS) from other securities for the three months ended and year to date September 30, 2004 and 2003. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of discontinued operations, net of income taxes, is determined by dividing the gain (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDES calculated using the treasury stock method.

The following tables reconcile Great Plains Energy’s basic and diluted EPS from continuing operations:

	Income	Shares	EPS

Three Months Ended September 30, 2004	(thousands except per share amounts)
Income from continuing operations	$67,862
Less: Preferred stock dividend requirement	412

Basic EPS
Income available to common stockholders	67,450	74,270	$0.91
Add: effect of dilutive securities		66

Diluted EPS	$67,450	74,336	$0.91

	Income	Shares	EPS

Three Months Ended September 30, 2003	(thousands except per share amounts)
Income from continuing operations	$84,178
Less: Preferred stock dividend requirement	411

Basic EPS
Income available to common stockholders	83,767	69,189	$1.21
Add: effect of dilutive securities		71

Diluted EPS	$83,767	69,260	$1.21

	Income	Shares	EPS

Year to Date September 30, 2004	(thousands except per share amounts)
Income from continuing operations	$138,810
Less: Preferred stock dividend requirement	1,235

Basic EPS
Income available to common stockholders	137,575	71,251	$1.93
Add: effect of dilutive securities		83

Diluted EPS	$137,575	71,334	$1.93

	Income	Shares	EPS

Year to Date September 30, 2003	(thousands except per share amounts)
Income from continuing operations	$165,239
Less: Preferred stock dividend requirement	1,234

Basic EPS
Income available to common stockholders	164,005	69,189	$2.37
Add: effect of dilutive securities		13

Diluted EPS	$164,005	69,202	$2.37

For the three months ended September 30, 2004 and 2003, and year to date September 30, 2004, there were no anti-dilutive shares applicable to stock options, performance shares and restricted stock. For the three months ended and year to date September 30, 2004, the FELINE PRIDES were anti-dilutive. Options to purchase 27,898 shares of common stock year to date September 30, 2003, were excluded from the computation of diluted EPS because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common shares during the period.

During the second quarter of 2004, the Company adopted Emerging Issues Task Force (EITF) No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, “Earnings Per Share”. For the three months ended and year to date September 30, 2004 and 2003, Great Plains Energy did not have any participating securities; therefore, EITF No. 03-6 did not have an effect on EPS.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

Year to Date September 30	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$(62,118)	$(57,533)
Fuel inventories	1,470	(1,194)
Materials and supplies	2,741	(5,946)
Accounts payable	17,284	(3,705)
Accrued taxes	81,993	99,368
Accrued interest	186	(3,971)
Wolf Creek refueling outage accrual	7,645	7,147
Deposits with suppliers	836	(7,668)
Pension and postretirement benefit assets and obligations	917	10,279
Allowance for equity funds used during construction	(1,497)	(1,023)
Other	(5,476)	18,315

Total other operating activities	$43,981	$54,069

Cash paid during the period:
Interest	$53,560	$59,966
Income taxes	$24,509	$29,595

Consolidated KCP&L Other Operating Activities

Year to Date September 30	2004	2003

Cash flows affected by changes in:	(thousands)
Receivables	$(13,600)	$(42,665)
Fuel inventories	1,470	(1,194)
Materials and supplies	2,741	(5,946)
Accounts payable	(19,221)	(10,772)
Accrued taxes	63,409	92,200
Accrued interest	(867)	(3,460)
Wolf Creek refueling outage accrual	7,645	7,147
Pension and postretirement benefit assets and obligations	4,408	8,924
Allowance for equity funds used during construction	(1,497)	(1,023)
Other	4,562	2,230

Total other operating activities	$49,050	$45,441

Cash paid during the period:
Interest	$48,092	$54,677
Income taxes	$23,780	$24,202

KCP&L adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003, and recorded a liability for asset retirement obligations (ARO) of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation”, and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $16.3 million net cumulative effect ($80.9 million gross cumulative effect net of $64.6 million decommissioning liability previously accrued) of the adoption of SFAS No. 143 was recorded as a regulatory asset; therefore, it had no impact on net income. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s cash flows.

5.  RECEIVABLES

The Company’s receivables are comprised of the following:

	September 30 2004	December 31 2003

Customer accounts receivable sold to	(thousands)
Receivables Company	$41,429	$17,902
Consolidated KCP&L other receivables	36,996	77,733

Consolidated KCP&L receivables	78,425	95,635
Great Plains Energy other receivables	194,168	144,709

Great Plains Energy receivables	$272,593	$240,344

KCP&L has entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sells most of the receivables to outside investors. KCP&L expects to renew the agreement when it expires in January 2005. Accounts receivable sold under this revolving agreement totaled $106.4 million and $87.9 million at September 30, 2004, and December 31, 2003, respectively. These sales included unbilled receivables of $36.6 million and $28.4 million at September 30, 2004, and December 31, 2003, respectively. As a result of the sale to outside investors, Receivables Company receives up to $70 million in cash, which is forwarded to KCP&L as consideration for its sale. At September 30, 2004, and December 31, 2003, Receivables Company had received $65.0 million and $70.0 million in cash, respectively. The agreement is structured as a true sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.

KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retains any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	Three Months Ended September 30		Year to Date September 30
	2004	2003	2004	2003

Gross proceeds on sale of	(thousands)
accounts receivable	$295,559	$323,770	$730,999	$745,016
Collections	290,372	312,486	709,170	724,644
Loss on sale of accounts receivable	856	1,332	2,132	3,183
Late fees	695	748	1,707	1,701

Consolidated KCP&L’s other receivables at September 30, 2004, and December 31, 2003, consist primarily of receivables from partners in jointly-owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. The December 31, 2003, amounts also included insurance recoveries. Great Plains Energy’s other receivables at September 30, 2004, and December 31, 2003, are primarily the accounts receivable held by Strategic Energy including unbilled receivables of $97.2 million and $81.2 million, respectively.

6.  CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is as follows:

	Year Due	September 30 2004	December 31 2003

Consolidated KCP&L		(thousands)
General Mortgage Bonds
7.95%* and 7.55%** Medium-Term Notes	2007	$500	$55,000
2.00%* and 2.36%** EIRR bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(520)	(689)
EIRR bonds
2.78%* and 2.16%** Series A & B	2015	107,994	108,919
2.38%* and 2.25%** Series C	2017	50,000	50,000
2.78%* and 2.16%** Series D	2017	40,562	40,923
8.3% Junior Subordinated Deferred Interest Bonds		-	154,640
1.67%* and 1.25%** Combustion Turbine Synthetic Lease	2006	145,274	143,811
Current liabilities
EIRR bonds classified as current		(85,922)	(129,288)
Current maturities		-	(54,500)

Total consolidated KCP&L excluding current liabilities		1,041,656	1,152,584
Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	-
7.63%* and 7.84%** Affordable Housing Notes	2005-2008	6,442	10,564
Current maturities		(3,177)	(4,803)

Total consolidated Great Plains Energy excluding current maturities		$1,208,521	$1,158,345

* Weighted-average rate as of September 30, 2004
** Weighted-average rate as of December 31, 2003

During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At September 30, 2004, the Company was in compliance with these covenants. At September 30, 2004, Great Plains Energy had no outstanding borrowings under these lines and had issued letters of credit totaling $18.0 million under the three-year revolving credit facility as credit support for Strategic Energy. At December 31, 2003, Great Plains Energy had $87.0 million of outstanding borrowings under the $225.0 million revolving credit facility with a weighted-average interest rate of 2.12% and had issued a letter of credit for $15.8 million as credit support for Strategic Energy.

During the third quarter of 2004, Strategic Energy syndicated a $125.0 million three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility.

This facility replaced a $95.0 million revolving credit facility with a group of banks. A default by Strategic Energy of other indebtedness, as defined in the new facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00 as those are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At September 30, 2004, Strategic Energy was in compliance with these covenants. At September 30, 2004, $68.6 million in letters of credit had been issued and there were no borrowings under the agreement.

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

In June 2004, Great Plains Energy also issued $163.6 million of FELINE PRIDES under this registration statement. After these transactions, $171.0 million remains available under the registration statement. FELINE PRIDES, each with a stated amount of $25, initially consist of an interest in a senior note due February 16, 2009, and a contract requiring the holder to purchase the Company’s common stock on February 16, 2007. Each purchase contract obligates the holder of the purchase contract to purchase, and Great Plains Energy to sell, on February 16, 2007, for $25 in cash, newly issued shares of the Company’s common stock equal to the settlement rate. The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date. Applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding February 16, 2007. The settlement rate will be applied to the 6.5 million FELINE PRIDES at the settlement date to issue a number of common shares determined as follows:

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

Great Plains Energy will make quarterly contract adjustment payments at the rate of 3.75% per year and interest payments at the rate of 4.25% per year both payable in February, May, August and November of each year, which commenced August 16, 2004. Great Plains Energy must attempt to remarket the senior notes, in whole but not in part. If the senior notes are not successfully remarketed by February 16, 2007, Great Plains Energy will exercise its rights as a secured party to dispose of the senior notes in accordance with applicable law and satisfy in full each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

The June 2004 fair value of the contract adjustment payments of $15.4 million was recorded as a liability in other deferred credits and other liabilities with a corresponding amount recorded as capital stock premium and expense on Great Plains Energy’s consolidated balance sheet. Expenses incurred with the offering were allocated between the senior notes and the purchase contracts. Expenses allocated to the senior notes of $1.2 million have been deferred and are being recognized as interest expense over the term of the notes. Expenses allocated to the purchase contracts of $4.2 million were recorded as capital stock premium and expense. Great Plains Energy has the right to defer the contract adjustment payment on the purchase contracts, but not the interest payments on the senior notes. In the event Great Plains Energy exercises its option to defer the payment of contract adjustment payments, Great Plains Energy and its subsidiaries are not permitted to, with certain exceptions, declare or pay dividends on, make distributions with respect to, or redeem, purchase or acquire, or make a liquidation payment with respect to, any capital stock of Great Plans Energy until the deferred contract adjustment payments have been paid.

In 1997, KCPL Financing I issued $150.0 million of 8.3% preferred securities and KCP&L invested $4.6 million in common securities of KCPL Financing I. The sole asset of KCPL Financing I was the $154.6 million principal amount of 8.3% Junior Subordinated Deferrable Interest Debentures, due 2037, issued by KCP&L. In July 2004, KCP&L redeemed the $154.6 million 8.3% Junior Subordinated Deferred Interest Debentures. KCPL Financing I used the proceeds from the repayment of the 8.3% Junior Subordinated Deferrable Interest Debentures to redeem the $4.6 million of common securities held by KCP&L and the $150.0 million of 8.3% preferred securities. KCP&L also retired $54.5 million of its medium-term notes at maturity during the third quarter of 2004.

KCP&L EIRR Bonds Classified as Current Liabilities

During the third quarter of 2004, KCP&L remarketed its secured 1994 series Environmental Improvement Revenue Refunding (EIRR) bonds totaling $35.9 million at a fixed rate of 2.25% and its 1998 Series C unsecured EIRR bonds totaling $50.0 million at a fixed rate of 2.38% ending August 31, 2005. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. KCP&L also remarketed its secured 1993 series EIRR bonds totaling $12.4 million at a fixed rate of 4.0% until maturity at January 2, 2012. The previous interest rate periods on these three series, with interest rates of 3.9%, 2.25% and 3.9%, respectively, expired on August 31, 2004.

In August 2004, KCP&L secured a municipal bond insurance policy as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million. This municipal bond insurance policy replaced a 364-day credit facility with a bank, which expired in August 2004 that previously supported full liquidity of these bonds. These variable-rate, secured EIRR bonds with a final maturity in 2017 are remarketed on a weekly basis. The insurance agreement between KCP&L and XL Capital Assurance Inc. (XLCA), the issuer of the municipal bond insurance policy, provides for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policy. The insurance policy is in effect for the term of the bonds. The insurance agreement contains a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.0. At September 30, 2004, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. In the event of a default under the insurance agreement, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

The $35.9 million of secured 1994 series EIRR bonds and $50.0 million of 1998 Series C unsecured EIRR bonds discussed above were classified as current liabilities at September 30, 2004. The $35.9 million of secured 1994 series EIRR bonds, $50.0 million of 1998 Series C unsecured EIRR bonds, $12.4 million of secured 1993 series EIRR bonds and $31.0 million of secured 1992 series EIRR bonds discussed above totaled $129.3 million and were classified as current liabilities at December 31, 2003.

7.  KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Board of Directors approved the sale of the KLT Gas portfolio and discontinuation of the gas business. Consequently, in the first quarter of 2004, the KLT Gas portfolio was reported as discontinued operations and KLT Gas’ historical activities were reclassified in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.”

In the third quarter of 2004, KLT Gas completed the sale of the majority of the KLT Gas portfolio for $19.6 million cash, net of $1.2 million transaction costs. The gain on the third quarter sales totaled $8.6 million, or $0.12 per share. In October 2004, KLT Gas completed the sale of the remaining significant KLT Gas portfolio at a sales price of $4 million for a gain of approximately $2 million, or $0.02 per share.

The impact of the gain from the third quarter 2004 KLT Gas portfolio asset sales was partially offset by the loss from the wind down operations of $0.6 million and $1.4 million for the three months ended and year to date September 30, 2004, respectively. Additionally, the first quarter 2004 write down of the KLT Gas portfolio to its estimated net realizable value reduced year to date September 30, 2004, earnings by $1.2 million. Year to date 2003 reflects a loss from discontinued operations of $7.3 million, or $0.10 per share, and includes a loss of $5.5 million, or $0.08 per share, related to an impairment on a Rocky Mountain project.

The following table summarizes the discontinued operations through September 30, 2004.

	Three Months Ended September 30		Year to Date September 30

	2004	2003	2004	2003

	(millions)
Revenues	$-	$0.5	$1.6	$1.2

Gain (loss) from discontinued operations
before income taxes	13.0	(0.8)	9.3	(12.3)
Income taxes	(5.0)	0.4	(3.3)	5.0

Gain (loss) from discontinued operations,
net of income taxes	$8.0	$(0.4)	$6.0	$(7.3)

Assets and liabilities of the discontinued operations are summarized in the following table.

	September 30 2004	December 31 2003

	(millions)
Current assets	$2.8	$1.0
Gas property and investments	0.2	9.8
Other nonutility property and investments	0.3	0.3
Accrued taxes	10.9	6.7
Deferred income taxes	2.6	10.0

Total assets of discontinued operations	$16.8	$27.8

Current liabilities	$1.6	$2.8
Asset retirement obligations	0.1	1.8

Total liabilities of discontinued operations	$1.7	$4.6

8  DISPOSITION OF OWNERSHIP INTEREST IN R.S. ANDREWS ENTERPRISES, INC.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. The financial statements reflect RSAE as discontinued operations for all periods presented as prescribed under SFAS No. 144. The following table summarizes the discontinued operations.

Year to Date September 30	2003

(millions)
Revenues	$31.8

Loss from operations before income taxes	$(1.6)
Loss on disposal before income taxes	(18.9)

Total loss on discontinued operations
before income taxes	(20.5)
Income tax benefit (a)	11.8

Loss on discontinued operations, net
of income taxes	$(8.7)

(a) RSAE had continual losses and therefore did not recognize tax benefits. The tax benefit reflected is the tax effect of Great Plains Energy's disposition of its interest in RSAE.

9.  ACQUISITION OF ADDITIONAL INDIRECT INTEREST IN STRATEGIC ENERGY

Effective May 6, 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic Energy to just under 100%. The Company paid cash of $90.2 million, including $1.4 million of transaction costs. In accordance with the purchase terms, the Company also recorded a $0.9 million liability for 2004 fractional dividends to the previous owner for its share of 2004 budgeted Strategic Energy dividends. The transaction costs and the liability for fractional dividends are preliminary and subject to adjustment throughout the remainder of the year. See Notes 11 and 13 for additional discussion of the acquisition.

The purchase price allocation for the net assets acquired is as follows:

Strategic Energy Acquisition	2004

(millions)
Other non-utility property and investments	$10.7
Goodwill	60.8
Other deferred charges	46.1

Total assets	117.6
Accounts payable	0.9
Other deferred credits and liabilities	26.5

Net assets acquired	$90.2

A third party valuation firm was utilized in the determination of the purchase price allocation. Based on the valuation, the acquired share of identifiable intangible assets and liabilities were recorded by IEC at fair value as part of the purchase price allocation. The acquired share of the fair value of the identifiable intangibles was a net asset of $19.6 million. The fair value of acquired supply (intangible asset) and retail (intangible liability) contracts is being amortized over approximately 28 months. Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships and asset information systems, which are being amortized over 72 and 44 months, respectively. Net amortization for the three months ended and year to date September 30, 2004, was $0.8 million and $1.4 million, respectively. A $0.7 million intangible asset for the Strategic Energy trade name was also recorded and deemed to have an infinite life, and as such, is not being amortized.

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

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act, among other things, provides a federal subsidy beginning in 2006 to sponsors of retiree health care benefit plans. In the third quarter of 2004, the Company adopted Financial Accounting Standards Board (FASB) Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company has determined the effects of the Medicare Act will not have a material impact on its estimated health care costs or participation rates. Because the Medicare Act is not deemed a “significant event,” the effects of the Act will be incorporated in the next measurement of plan assets and obligations as required by SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”

The following table provides the net periodic benefit costs by component. These costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended September 30	2004	2003	2004	2003

Components of net periodic benefit cost	(thousands)
Service cost	$4,174	$3,742	$237	$213
Interest cost	7,535	7,473	773	802
Expected return on plan assets	(7,926)	(6,925)	(167)	(143)
Amortization of prior service cost	1,072	1,071	60	54
Recognized net actuarial loss	1,980	344	184	143
Transition obligation	14	15	293	294
Amendment	-	-	-	28
Net settlements	466	-	-	-

Net periodic benefit cost	$7,315	$5,720	$1,380	$1,391

	Pension Benefits		Other Benefits
Year to Date September 30	2004	2003	2004	2003

Components of net periodic benefit cost	(thousands)
Service cost	$12,447	$11,227	$714	$638
Interest cost	22,510	22,419	2,317	2,407
Expected return on plan assets	(23,703)	(20,776)	(502)	(429)
Amortization of prior service cost	3,213	3,214	178	162
Recognized net actuarial loss	5,830	1,027	552	433
Transition obligation	40	43	881	881
Amendment	-	-	-	83
Net settlements	1,332	-	-	-

Net periodic benefit cost	$21,669	$17,154	$4,140	$4,175

11.  RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In May 2004, Great Plains Energy, through IEC, completed its purchase from SE Holdings, L.L.C. (SE Holdings) of an additional 11.45% indirect interest in Strategic Energy for $88.8 million, excluding transaction costs. The purchase increased Great Plains Energy’s indirect ownership of Strategic Energy to just under 100%. See Note 9 for additional information regarding the purchase transaction. Richard Zomnir, Chief Executive Officer of Strategic Energy whose successor was announced in October 2004, and certain other current and former employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. In connection with the transaction, Mr. Zomnir and other direct and indirect owners of SE Holdings entered into an agreement with IEC and Strategic Energy, providing for certain indemnification rights related to the litigation described in Note 13.

SE Holdings continues to be a member of Custom Energy Holdings, L.L.C. (Custom Energy Holdings) and is represented on the Management Committees of Custom Energy Holdings and Strategic Energy. Custom Energy Holdings’ business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services Inc. (KLT Energy Services), one representative designated by IEC, and one representative designated by SE Holdings. Certain actions (including amendment of Custom Energy Holdings’ operating agreement, approval of actions in contravention of the operating agreement, approval of a dissolution of Custom Energy Holdings, additional capital contributions and assumption of recourse indebtedness) require the unanimous consent of all the members of Custom Energy Holdings.

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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total about $26.0 million ($12.2 million, KCP&L’s 47% share) per policy year.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and could have a material, adverse effect on its financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at September 30, 2004, and December 31, 2003.

Nebraska officials and residents in the area of the proposed facility raised significant opposition to the project and made attempts through litigation and proposed legislation in Nebraska to slow down or stop development of the facility. On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the Commission’s federal “bad faith” lawsuit against the State of Nebraska issued his decision in the case finding clear evidence that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. The state appealed this decision to the U.S. Court of Appeals for the Eighth Circuit. On February 18, 2004, a three-judge panel of the appellate court unanimously affirmed the trial court’s decision in its entirety. On March 2, 2004, Nebraska filed a Petition for Rehearing En Banc with the U.S. Court of Appeals for the Eighth Circuit. The court denied Nebraska’s petition on April 21, 2004. Nebraska subsequently sought U.S. Supreme Court review of that decision. However, on August 9, 2004, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission either a one-time amount of $140.5 million or four annual installments of $38.5 million each beginning on August 1, 2005. All related litigation and appeals have been or will be dismissed. Upon final payment, Nebraska will be relieved of its responsibility to host a disposal facility. The Commission now will begin seeking long-term waste disposal capability in another compact region. WCNOC intends to pursue with the Commission the possibility of recovering from the settlement proceeds some of WCNOC’s contributions to the Nebraska facility’s pre-licensing effort. Based on the contribution of the respective utilities in relation to the total settlement amount, management believes the settlement proceeds would be sufficient to recover KCP&L’s $7.4 million net investment in the Compact.

Nebraska is no longer a member of the Compact by virtue of both the Commission’s revocation of Nebraska’s membership, effective July 17, 2004, and Nebraska’s withdrawal from the Compact, effective in late August 2004. As part of the settlement of the “bad faith” litigation mentioned above, Nebraska dismissed its challenge to the Commission’s revocation of Nebraska’s Compact membership.

Wolf Creek continues to dispose of its low-level radioactive waste at the reopened disposal facility at Barnwell, South Carolina. South Carolina intends to gradually decrease the amount of waste it allows from outside its compact until around 2008 when it intends to no longer accept waste from generators outside its compact. Wolf Creek remains able to dispose of some of its radioactive waste at a facility in Utah. Although management is unable to predict when a permanent disposal facility for Wolf Creek low-level radioactive waste might become available, this issue is not expected to affect continued operation of Wolf Creek.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At September 30, 2004, and December 31, 2003, KCP&L had $0.3 million and $1.8 million, respectively, accrued for environmental remediation expenses. The remaining accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

On April 15, 2004, the EPA issued to KCP&L a notice of violation of Hawthorn No. 5 permit limits on sulfur dioxide (SO2) emissions. SO2 emissions from Hawthorn No. 5 exceeded the applicable thirty-day rolling average emission limit on certain days in the third and fourth quarters of 2003 and also exceeded the applicable 24-hour emission limit on one day in the fourth quarter of 2003. These exceedances occurred while the unit was operating in compliance with an exception protocol that had been accepted by the issuer of the air permit. The equipment issues that caused these violations have been addressed by KCP&L. In September 2004, KCP&L finalized a consent order with the EPA, agreeing to pay a civil penalty and fund certain Kansas City metro environmental projects at an aggregate cost of $0.4 million.

Discussed below are issues that may require material expenditures to comply with environmental laws and regulations. KCP&L’s expectation is that any such expenditures will be recovered through rates.

Clean Air Legislation
Congress is currently debating numerous bills that could make significant changes to the Clean Air Act Amendments of 1990 (Clean Air Act) including potential establishment of nationwide limits on power plant emissions for several specific pollutants. Some of these bills address oxides of sulfur and nitrogen (SOx and NOx), mercury and carbon dioxide (CO2), while other bills address SOx, NOx and mercury, and some legislative bills address CO2 by itself. There are various compliance dates and compliance limits stipulated in the numerous legislative bills being debated. These bills have the potential for a significant financial impact on KCP&L through the installation of new pollution control equipment to achieve compliance if new nationwide limits are enacted. The financial consequences to KCP&L cannot be accurately determined until the final legislation is passed. However, KCP&L would seek recovery of capital costs and expenses for such compliance through rates. KCP&L will continue to monitor the progress of these bills.

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

NOx and SO2 Regulations-Proposed Clean Air Interstate Rule
The EPA published a proposed regulation in the January 30, 2004, Federal Register titled the Interstate Air Quality Rule, which addresses SO2 and NOx emissions. This title was subsequently changed to the Clean Air Interstate Rule (CAIR). A supplemental proposal for the CAIR was published in the June 10, 2004, Federal Register. The proposed CAIR is designed to reduce NOx and SO2 emissions 65% and 70%, respectively, below current levels in a two-phased program between 2010 and 2015.

If coal-fired plants in Missouri and Kansas are required to implement reductions under the proposed CAIR, KCP&L would need to incur significant capital costs, purchase power or purchase emission allowances. Preliminary analysis of the proposed regulation indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures could range from $360 million to $520 million. The timing of the installation of such control equipment is uncertain pending the final regulation being issued. The final regulation is expected to contain specific compliance dates and compliance levels, final determination of whether Kansas and/or Missouri are included (as they are in the proposed rules), as well as the applicability of accumulated SO2 allowances for future compliance. KCP&L is currently allocated between 39,000 and 52,000 tons of SO2 allowances per year to support its emissions of approximately 50,000 tons per year. KCP&L has accumulated over 190,000 tons of allocated SO2 allowances; however, the disposition of such credits is subject to regulatory approvals from both Kansas and Missouri. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above. The CAIR is scheduled to be finalized in December 2004. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury. If mercury controls, as discussed below, are required to be implemented prior to the CAIR, the above estimates could be reduced by $110 million.

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

Under the MACT option, KCP&L could incur capital expenses prior to the 2007-2008 timeframe when the regulation would be applicable. This option would require compliance on a facility basis and therefore the option of trading nationwide mercury allowances would not be available. The EPA stated in the preamble that there are no adequately demonstrated control technologies specifically designed to reduce mercury emissions from coal-fired plants. However, the EPA also stated it is confident such technologies will be commercially available by 2007. There is currently considerable debate at the EPA and within the utility industry whether the installation of pollution control equipment for the control of NOx and SO2 under the CAIR might simultaneously remove mercury to the specified MACT regulatory levels, which is referred to as the co-benefit approach. If this approach is correct, and if the CAIR became final and all of KCP&L’s units were subject to the final regulation, KCP&L would not be required to install additional mercury control equipment to achieve compliance with this regulation. However, if the co-benefit approach is not correct, or if KCP&L units located in Missouri and/or Kansas were not included in the final CAIR regulation, KCP&L would be required to install mercury control equipment prior to 2007. If KCP&L were required to install mercury control equipment on all of its coal-fired plants, it is anticipated that activated carbon injection in conjunction with a baghouse would need to be installed at a projected cost to KCP&L of approximately $190 million.

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

There are several bills being debated in the U.S. Congress that address the CO2 issue, including establishing a nationwide cap on CO2 levels. There are various compliance dates and nationwide caps stipulated in the numerous legislative bills being debated. These bills have the potential for a significant financial impact on KCP&L in conjunction with achieving compliance with the proposed new nationwide limits. However, the financial consequences to KCP&L cannot be determined until final legislation is passed. KCP&L will continue to monitor the progress of these bills.

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

Proposed Water Use Regulations
On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. The final rule was published in the July 9, 2004, Federal Register with an effective date of September 7, 2004. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L will be required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures within the next three and one half years. Depending on the outcome of the comprehensive demonstration study, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Overall, compliance is scheduled to be achieved between 2011 and 2014. Costs of the required comprehensive demonstration study are expected to be $0.3 million to $0.5 million per facility and occur between 2004 and 2006. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

Southwest Power Pool Regional Transmission Organization
Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. During February 2004, the Southwest Power Pool (SPP), of which KCP&L is a member, obtained conditional approval from FERC as an RTO. On October 1, 2004, FERC approved SPP as an RTO; however, the SPP RTO was ordered to take certain additional actions including filing additional revisions to their Membership Agreement and filing an executed Joint Operating Agreement between the SPP RTO and the Midwest Independent System Operator (ISO) by December 2004.

KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the Missouri Public Service Commission (MPSC) and the State Corporation Commission of the State of Kansas (KCC), during the first quarter of 2005 upon completion of the regional cost/benefit analysis currently being conducted for the SPP RTO. This cost/benefit analysis is being conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and is expected to be completed in February 2005.

13.  LEGAL PROCEEDINGS

Strategic Energy
On March 23, 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings. In 2001, Mr. Haberstroh’s employment was terminated and SE Holdings redeemed his equity interest. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation and associated distributions (his equity interest in SE Holdings).

Strategic Energy has filed a counterclaim against Mr. Haberstroh for breach of contract. SE Holdings, and its direct and indirect owners, have agreed to indemnify Strategic Energy and Innovative Energy Consultants Inc. against any judgment or settlement of Mr. Haberstroh’s claim that relates to his equity interest in SE Holdings, up to a maximum amount of approximately $8 million.

See Note 11 for further information regarding related party transactions.

KLT Gas
On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to an October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.4 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. On August 17, 2004, KLT Gas submitted its notice of defense generally asserting that there is no contractual basis or implied duty for reimbursement or contribution regarding the settlements and there is no contractual basis for reimbursement or contribution regarding the Texas Railroad Commission proceedings. KLT Gas also asserted counterclaims based upon misrepresentations and promissory estoppel, gross negligence in imprudent operations, full accounting under the JOA and offset. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as other possible counterclaims that KLT Gas may have against Shell; however, it is too early to predict the ultimate outcome of this demand for arbitration.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various other defendants have settled with KCP&L, resulting in KCP&L receiving $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004, jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

14.  ASSET RETIREMENT OBLIGATIONS

As a result of the sale of the KLT Gas portfolio discussed in Note 7, ARO related to the KLT Gas portfolio of $1.7 million have been assumed by the new owners. The following table shows the effect on Great Plains Energy of the new owners assuming the related KLT Gas ARO. The $0.1 million ARO related to the remaining KLT Gas portfolio is still reflected in the table; however, it is included in discontinued operations on the consolidated balance sheet.

Year to date September 30	2004	2003

Consolidated KCP&L	(millions)
Asset retirement obligation beginning of period	$106.7	$99.2
Accretion	5.2	4.8

Asset retirement obligation end of period	$111.9	$104.0

Great Plains Energy
Asset retirement obligation beginning of period	$108.5	$100.4
Assumed by new owners of assets	(1.7)	-
Accretion	5.2	4.8

Asset retirement obligation end of period	$112.0	$105.2

15.  SEGMENT AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. In February 2004, the Company announced its plan to sell the KLT Gas portfolio and exit the gas business. As a result, KLT Gas’ financial results are reported as discontinued operations and KLT Gas is no longer considered a reportable segment. The two reportable business segments are: (1) KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers; and (2) Strategic Energy, a competitive electricity supplier, which operates in several electricity markets offering retail choice. “Other” includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges and intercompany eliminations, which are immaterial. The summary of significant accounting policies applies to all of the reportable segments. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments. Prior year information has been restated to conform to the current presentation.

Three Months Ended September 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$323.3	$391.1	$0.4	$714.8
Depreciation	(36.3)	(1.4)	(0.3)	(38.0)
Interest charges	(15.2)	(0.3)	(2.5)	(18.0)
Income taxes	(32.6)	(3.9)	1.3	(35.2)
Loss from equity investments	-	-	(0.5)	(0.5)
Discontinued operations	-	-	8.0	8.0
Net income (loss)	64.2	13.4	(1.7)	75.9

Three Months Ended September 30, 2003	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$350.1	$310.1	$0.6	$660.8
Depreciation	(34.7)	(0.5)	(0.2)	(35.4)
Interest charges	(17.3)	-	(1.5)	(18.8)
Income taxes	(51.8)	(8.5)	10.0	(50.3)
Loss from equity investments	-	-	(1.1)	(1.1)
Discontinued operations	-	-	(0.4)	(0.4)
Net income (loss)	78.9	10.8	(5.9)	83.8

Year to Date September 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$844.5	$1,024.1	$1.2	$1,869.8
Depreciation	(108.1)	(3.2)	(0.8)	(112.1)
Interest charges	(49.3)	-	(6.0)	(55.3)
Income taxes	(64.5)	(18.2)	15.4	(67.3)
Loss from equity investments	-	-	(1.1)	(1.1)
Discontinued operations	-	-	6.0	6.0
Net income (loss)	118.4	32.0	(5.6)	144.8

Year to Date September 30, 2003	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$831.8	$794.5	$1.7	$1,628.0
Depreciation	(104.0)	(1.2)	(0.9)	(106.1)
Interest charges	(52.7)	(0.3)	(4.7)	(57.7)
Income taxes	(76.2)	(23.7)	28.3	(71.6)
Loss from equity investments	-	-	(1.7)	(1.7)
Discontinued operations	-	-	(16.0)	(16.0)
Net income	114.6	30.2	4.4	149.2

	KCP&L	Strategic Energy	Other	Great Plains Energy

September 30, 2004	(millions)
Assets	$3,316.6	$431.2	$86.7	$3,834.5
Capital and investment expenditures (a)	140.0	2.2	92.8	235.0

December 31, 2003
Assets	$3,293.5	$283.0	$105.5	$3,682.0
Capital and investment expenditures (a) (b)	152.3	3.1	0.1	155.5

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

Three Months Ended September 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$323.3	$0.4	$323.7
Depreciation	(36.3)	(0.2)	(36.5)
Interest charges	(15.2)	(0.1)	(15.3)
Income taxes	(32.6)	-	(32.6)
Net income (loss)	64.2	(0.3)	63.9

Three Months Ended September 30, 2003	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$350.1	$0.6	$350.7
Depreciation	(34.7)	(0.3)	(35.0)
Interest charges	(17.3)	(0.2)	(17.5)
Income taxes	(51.8)	0.2	(51.6)
Net income (loss)	78.9	(0.4)	78.5

Year to Date September 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$844.5	$1.2	$845.7
Depreciation	(108.1)	(0.7)	(108.8)
Interest charges	(49.3)	(0.4)	(49.7)
Income taxes	(64.5)	0.5	(64.0)
Net income (loss)	118.4	(1.0)	117.4

Year to Date September 30, 2003	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$831.8	$1.7	$833.5
Depreciation	(104.0)	(0.9)	(104.9)
Interest charges	(52.7)	(0.2)	(52.9)
Income taxes	(76.2)	0.6	(75.6)
Discontinued operations	-	(8.7)	(8.7)
Net income (loss)	114.6	(9.7)	104.9

	KCP&L	Other	Consolidated KCP&L

September 30, 2004	(millions)
Assets	$3,316.6	$7.0	$3,323.6
Capital and investment expenditures (a)	140.0	-	140.0

December 31, 2003
Assets	$3,293.5	$9.1	$3,302.6
Capital and investment expenditures (a)	152.3	-	152.3

(a) Capital and investment expenditures reflect year to date amounts for the periods presented.

16.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees. The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity price volatility. Derivative instruments measured at fair value are recorded on the balance sheet as an asset or liability. Changes in the fair value are recognized currently in earnings unless specific hedge accounting criteria are met.

Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on earnings. The fair value of the swap was an asset of $2.1 million and $3.3 million at September 30, 2004, and December 31, 2003, respectively.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected gas purchases to meet generation requirements for retail and firm wholesale sales. These hedging instruments are designated as cash flow hedges. The fair market values of these instruments are recorded as current assets or current liabilities with an offsetting entry to other comprehensive income (OCI) for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. When the gas is purchased, the amounts in OCI are reclassified to the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity-price volatility. Strategic Energy seeks to match customers’ projected demand with fixed price purchases to serve retail customers. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. Certain forward fixed price purchases and swap agreements are designated as cash flow hedges resulting in changes in the hedge value being recorded as OCI. To the extent that the hedges are not effective, the ineffective portion of the changes in fair market value is recorded currently in purchased power. Purchased power for the three months ended and year to date September 30, 2004, includes a $5.1 million gain due to ineffectiveness of the cash flow hedges. Strategic Energy also enters into economic hedges that do not qualify as accounting hedges. The changes in the fair value of these derivative instruments recorded into earnings as a component of purchased power were a $0.7 million loss and a $1.1 million gain for the three months ended September 30, 2004 and 2003, respectively, and a $1.2 million loss and a $1.1 million gain year to date September 30, 2004 and 2003, respectively.

The amounts recorded in accumulated other comprehensive income (AOCI) related to the cash flow hedges are summarized in the following tables:

Activity for the three months ended September 30, 2004

	June 30 2004	Increase (Decrease) in AOCI	Reclassified to earnings	September 30 2004

Great Plains Energy	(millions)
Current assets	$12.0	$(6.7)	$1.0	$6.3
Other deferred charges	3.6	(2.7)	-	0.9
Other current liabilities	0.1	(0.1)	-	-
Deferred income taxes	(6.6)	4.3	(0.4)	(2.7)
Other deferred credits	(0.7)	(0.2)	(0.1)	(1.0)

Total	$8.4	$(5.4)	$0.5	$3.5

Consolidated KCP&L
Other current assets	$0.5	$0.2	$(0.7)	$-
Deferred income taxes	(0.2)	(0.1)	0.3	-

Total	$0.3	$0.1	$(0.4)	$-

Activity for the three months ended September 30, 2003

	June 30 2003	Increase (Decrease) in AOCI	Reclassified to earnings	September 30 2003

Great Plains Energy	(millions)
Other current assets	$8.4	$(2.0)	$(3.7)	$2.7
Other deferred charges	0.2	(0.3)	-	(0.1)
Other current liabilities	(5.5)	0.6	-	(4.9)
Deferred income taxes	(0.7)	0.6	1.5	1.4
Other deferred credits	(1.4)	0.2	0.3	(0.9)

Total	$1.0	$(0.9)	$(1.9)	$(1.8)

Consolidated KCP&L
Other current assets	$1.5	$(0.7)	$(0.8)	$-
Deferred income taxes	(0.6)	0.3	0.3	-

Total	$0.9	$(0.4)	$(0.5)	$-

Activity for the year to date September 30, 2004

	December 31 2003	Increase (Decrease) in AOCI	Reclassified to earnings	September 30 2004

Great Plains Energy	(millions)
Current assets	$2.7	$4.3	$(0.7)	$6.3
Other deferred charges	0.8	0.1	-	0.9
Other current liabilities	(2.6)	3.5	(0.9)	-
Deferred income taxes	(0.2)	(3.1)	0.6	(2.7)
Other deferred credits	(0.4)	(0.8)	0.2	(1.0)

Total	$0.3	$4.0	$(0.8)	$3.5

Consolidated KCP&L
Other current assets	$0.1	$0.6	$(0.7)	$-
Deferred income taxes	-	(0.3)	0.3	-

Total	$0.1	$0.3	$(0.4)	$-

Activity for the year to date September 30, 2003

	December 31 2002	Increase (Decrease) in AOCI	Reclassified to earnings	September 30 2003

Great Plains Energy	(millions)
Other current assets	$3.0	$10.2	$(10.5)	$2.7
Other deferred charges	-	(0.1)	-	(0.1)
Other current liabilities	(1.6)	(1.5)	(1.8)	(4.9)
Deferred income taxes	(0.7)	(2.7)	4.8	1.4
Other deferred credits	0.2	(2.4)	1.3	(0.9)

Total	$0.9	$3.5	$(6.2)	$(1.8)

Consolidated KCP&L
Other current assets	$0.3	$0.5	$(0.8)	$-
Deferred income taxes	(0.1)	(0.2)	0.3	-

Total	$0.2	$0.3	$(0.5)	$-

Reclassified to earnings for the three months ended September 30

	Great Plains Energy		Consolidated KCP&L
	2004	2003	2004	2003

	(millions)
Fuel expense	$(0.7)	$(0.8)	$(0.7)	$(0.8)
Purchased power expense	1.7	(2.9)	-	-
Minority interest	(0.1)	0.3	-	-
Income taxes	(0.4)	1.5	0.3	0.3

OCI	$0.5	$(1.9)	$(0.4)	$(0.5)

Reclassified to earnings for the year to date September 30

	Great Plains Energy		Consolidated KCP&L
	2004	2003	2004	2003

	(millions)
Fuel expense	$(0.7)	$(0.8)	$(0.7)	$(0.8)
Purchased power expense	(0.9)	(11.5)	-	-
Minority interest	0.2	1.3	-	-
Income taxes	0.6	4.8	0.3	0.3

OCI	$(0.8)	$(6.2)	$(0.4)	$(0.5)

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

Losses in the prior period related to the operations of KLT Gas have been reclassified and are presented as discontinued operations due to the February 2004 decision to sell the KLT Gas portfolio and exit the gas business. Losses in the prior year to date period related to the operations of RSAE are presented as discontinued operations due to the June 2003 disposition of RSAE.

Great Plains Energy
 Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, IEC and Services.

Great Plains Energy Business Overview
As a diversified energy company, Great Plains Energy’s reportable business segments include:

•	KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers in the states of Missouri and Kansas and

•	Strategic Energy, which provides competitive electricity supply services by entering into contracts with its customers to supply electricity, operates in several electricity markets offering retail choice, including California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

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

In July 2004, Great Plains Energy unveiled six key elements to its long-range strategic intent.

•	KCP&L will expand and diversify its regulated supply portfolio to include new coal and wind generation.

•	KCP&L will accelerate its investments in improving the environmental performance of its fleet, helping to protect its community’s quality of life and preparing for an uncertain future of potentially more stringent regulations.

•	KCP&L will adopt new delivery technology to enhance the reliability and efficiency of its delivery system. This technology will allow KCP&L to transform the delivery grid from a one-way to a two-way system. Customers will serve as both consumers and virtual suppliers of electricity through distributed generation and various demand response programs.

•	Great Plains Energy will continue to profitably grow its competitive supply business, expanding into new markets, and creating new offerings when economical, and further cementing its reputation as the premium energy retailer from the standpoint of customer focus and value added.

•	Great Plains Energy will collaborate even more closely with customers, communities, and regulators to take a broader view in anticipating and meeting their energy needs.

•	Great Plains Energy will continue to manage its business to achieve disciplined growth, and strong operating performance, and deliver strong returns to its shareholders.

In initiating the Company’s strategic intent, KCP&L held a series of public forums during June and July 2004 in Missouri and Kansas to discuss how to meet the area’s growing need for electricity and cleaner air. After receiving input through the public forums, KCP&L is currently discussing with Kansas and Missouri state regulators a proposed plan including:

  accelerated environmental investments of $300 million to $350 million for selected existing plants,

  investment in up to 200 megawatts of wind generation,

  building and owning up to 500 megawatts of an 800 to 900 megawatt regulated coal fired plant at the Iatan site in Missouri and development of technologies and pilot programs to help customers conserve energy.

The proposal has the potential to add approximately $1.3 billion in rate-based investment for KCP&L over the next 10 years.

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

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production combined with the earnings volatility of the exploration process are no longer compatible with the Company’s strategic vision. As a result of this decision, the Company wrote down the KLT Gas portfolio to its estimated net realizable value in the first quarter of 2004. The $1.9 million write down reduced earnings by $1.2 million year to date September 30, 2004, and is included in Gain (Loss) from discontinued operations, net of income taxes in Great Plains Energy’s consolidated statement of income.

Related Party Transactions
In May 2004, Great Plains Energy, through IEC, completed the purchase from SE Holdings of an additional 11.45% indirect interest in Strategic Energy for $88.8 million, excluding transaction costs. The purchase increased Great Plains Energy’s indirect ownership of Strategic Energy to just under 100%. Richard Zomnir, Chief Executive Officer of Strategic Energy whose successor was announced in October 2004, and certain other current and former employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. In connection with the transaction, Mr. Zomnir and other direct and indirect owners of SE Holdings entered into an agreement with IEC and Strategic Energy, providing for certain indemnification rights related to the litigation described in Note 13. SE Holdings continues to be a member of Custom Energy Holdings and be represented on the Management Committees of Custom Energy Holdings and Strategic Energy.

Great Plains Energy Results of Operations

	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$714.8	$660.8	$1,869.8	$1,628.0
Fuel	(52.2)	(51.4)	(135.1)	(125.9)
Purchased power - KCP&L	(14.0)	(10.3)	(43.8)	(42.2)
Purchased power - Strategic Energy	(358.9)	(276.9)	(930.7)	(702.9)
Other operating expenses	(126.8)	(121.5)	(378.5)	(356.6)
Depreciation	(38.0)	(35.4)	(112.1)	(106.1)
Gain on property	0.6	1.6	0.8	22.2

Operating income	125.5	166.9	270.4	316.5
Loss from equity investments	(0.5)	(1.1)	(1.1)	(1.7)
Non-operating income (expenses)	(3.9)	(12.5)	(7.9)	(20.3)
Interest charges	(18.0)	(18.8)	(55.3)	(57.7)
Income taxes	(35.2)	(50.3)	(67.3)	(71.6)
Discontinued operations	8.0	(0.4)	6.0	(16.0)

Net income	75.9	83.8	144.8	149.2
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)

Earnings available for common stock	$75.5	$83.4	$143.6	$148.0

Three months ended September 30, 2004, compared to September 30, 2003
Great Plains Energy’s earnings for the three months ended September 30, 2004, detailed in the table below, decreased to $75.5 million, or $1.02 per share, from $83.4 million, or $1.20 per share, compared to the same period of 2003. The issuance of 5.0 million shares in June 2004 diluted the three months ended 2004 EPS.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Three Months Ended September 30	2004	2003	2004	2003

	(millions)
KCP&L	$64.2	$78.9	$0.86	$1.14
Subsidiary operations	(0.3)	(0.4)	-	(0.01)

Consolidated KCP&L	63.9	78.5	0.86	1.13
Strategic Energy	13.4	10.8	0.18	0.16
Other non-regulated operations	(9.8)	(5.5)	(0.13)	(0.08)
Discontinued operations (KLT Gas)	8.0	(0.4)	0.11	(0.01)

Total	$75.5	$83.4	$1.02	$1.20

KCP&L’s earnings decreased $14.7 million for the three months ended September 30, 2004, compared to the same period of 2003. KCP&L’s operating revenues decreased $26.8 million primarily due to an 8% decrease in retail MWh sales mostly due to cooler summer weather. This decrease was partially offset by decreased income tax expense due to a $4.5 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement. Additionally, 2003 earnings were positively affected by the Hawthorn No. 5 litigation settlements. See Consolidated KCP&L Results of Operations for additional information.

Strategic Energy’s earnings increased $2.6 million for the three months ended September 30, 2004, compared to the same period of 2003. A $2.3 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement was partially offset by a decrease in gross margin and increased operating expenses. Gross margin per MWh (revenues less purchased power divided by MWhs delivered) declined to approximately $5.60 compared to $7.30 in the same period last year and operating expenses, driven mainly by higher staffing levels, increased 22%. See Strategic Energy Results of Operations for additional information.

Other non-regulated operations loss for the three months ended September 30, 2004, includes a $6.8 million impact related to the allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement. KLT Investments Inc. (KLT Investments), included in other non-regulated operations, had earnings of $1.1 million compared to a loss of $2.1 million in 2003 (including after tax reductions of $2.9 million and $5.2 million, respectively, in its affordable housing investment).

Discontinued operations (KLT Gas) for the three months ended September 30, 2004, includes an $8.6 million gain on the sale of the majority of the KLT Gas portfolio. The three months ended September 30, 2003, loss of $0.4 million has been reclassified and presented as discontinued operations.

Year to date September 30, 2004, compared to September 30, 2003
Great Plains Energy’s earnings year to date September 30, 2004, detailed in the table below, decreased to $143.6 million, or $2.02 per share, from $148.0 million, or $2.14 per share, compared to the same period of 2003. The issuance of 5.0 million shares in June 2004 diluted year to date 2004 EPS.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Year to Date September 30	2004	2003	2004	2003

	(millions)
KCP&L	$118.4	$114.6	$1.66	$1.66
Subsidiary operations	(1.0)	(1.0)	(0.01)	(0.01)
Discontinued operations (RSAE)	-	(8.7)	-	(0.13)

Consolidated KCP&L	117.4	104.9	1.65	1.52
Strategic Energy	32.0	30.2	0.45	0.44
Other non-regulated operations	(11.8)	20.2	(0.17)	0.28
Discontinued operations (KLT Gas)	6.0	(7.3)	0.09	(0.10)

Total	$143.6	$148.0	$2.02	$2.14

KCP&L’s earnings increased $3.8 million year to date September 30, 2004, compared to the same period of 2003. KCP&L’s operating revenues increased $12.7 million due to a 13% increase in wholesale MWh sales partially offset by a 1% decrease in retail MWh sales. A decrease in income tax expense due to a $4.5 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement also contributed to the earnings increase. In 2003, earnings were positively affected by the Hawthorn No. 5 litigation settlements.

Strategic Energy’s earnings increased $1.8 million year to date September 30, 2004, compared to the same period of 2003. MWhs delivered increased 25%, but the effect on earnings was mostly offset by the gross margin per MWh (revenues less purchased power divided by MWhs delivered) decreasing 18% to $6.15 year to date September 30, 2004. A decrease in income tax expense due to a $2.3 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement also contributed to the increase in earnings. Operating expenses, driven mainly by higher staffing levels, increased 26% partially offsetting the increase in earnings.

Other non-regulated operations loss year to date September 30, 2004, includes a $6.8 million impact related to the allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement. KLT Investments, included in other non-regulated operations, had earnings of $7.5 million compared to earnings of $4.1 million in 2003 (including after tax reductions of $4.6 million and $6.8 million, respectively, in its affordable housing investment). Other non-regulated operations earnings year to date September 30, 2003, included $25.9 million for the effects of the June 2003 confirmation of the restructuring plan of DTI Holdings, Inc., Digital Teleport, Inc., and Digital Teleport of Virginia, Inc. and sale of substantially all of the assets of Digital Teleport, Inc. to a subsidiary of CenturyTel, Inc.

Discontinued operations (KLT Gas) year to date September 30, 2004, includes an $8.6 million gain on the sale of the majority of the KLT Gas portfolio during the third quarter of 2004. This gain was partially offset by year to date losses of $1.4 million from the wind down operations and the first quarter 2004 write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million. The year to date September 30, 2003, loss of $7.3 million includes a loss of $5.5 million related to an impairment on a Rocky Mountain project, which has been reclassified and presented as discontinued operations.

Consolidated KCP&L
The following discussion of consolidated KCP&L’s results of operations include KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility.

Consolidated KCP&L Business Overview
As an integrated, regulated electric utility, KCP&L engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that served over 490,000 customers as of September 30, 2004. KCP&L has continued to experience modest load growth annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. During February 2004, the SPP, of which KCP&L is a member, obtained conditional approval from FERC as an RTO. On October 1, 2004, FERC approved SPP as an RTO; however, the SPP RTO was ordered to take certain additional actions including filing additional revisions to their Membership Agreement and filing an executed Joint Operating Agreement between the SPP RTO and the Midwest ISO by December 2004.

KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the MPSC and the KCC, during the first quarter of 2005 upon completion of the regional cost/benefit analysis currently being conducted for the SPP RTO. This cost/benefit analysis is being conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and is expected to be completed in February 2005.

KCP&L has a wholly-owned subsidiary, HSS, which holds a residential services investment, Worry Free. Worry Free is no longer actively pursuing new customers and management does not anticipate any significant additional capital investments in Worry Free.

Consolidated KCP&L Results of Operations
The following table summarizes consolidated KCP&L’s comparative results of operations, which includes KCP&L, an integrated electric utility, and HSS.

	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$323.7	$350.7	$845.7	$833.5
Fuel	(52.2)	(51.4)	(135.1)	(125.9)
Purchased power	(14.0)	(10.3)	(43.8)	(42.2)
Other operating expenses	(110.3)	(107.1)	(329.5)	(316.8)
Depreciation	(36.5)	(35.0)	(108.8)	(104.9)
Gain on property	0.6	1.6	0.8	1.5

Operating income	111.3	148.5	229.3	245.2
Non-operating income (expenses)	0.5	(0.9)	1.8	(3.1)
Interest charges	(15.3)	(17.5)	(49.7)	(52.9)
Income taxes	(32.6)	(51.6)	(64.0)	(75.6)
Discontinued operations	-	-	-	(8.7)

Net income	$63.9	$78.5	$117.4	$104.9

Consolidated KCP&L’s income from continuing operations for the three months ended September 30, 2004, compared to the same period of 2003, decreased $14.6 million. Consolidated KCP&L’s operating revenues decreased $27.0 million for the three months ended September 30, 2004, compared to the same period of 2003, primarily due to an 8% decrease in KCP&L’s retail MWh sales mostly due to cooler summer weather.

Consolidated KCP&L’s income from continuing operations increased $3.8 million year to date September 30, 2004, compared to the same period of 2003. Consolidated KCP&L’s operating revenues increased $12.2 million year to date September 30, 2004, compared to the same period of 2003, primarily due to a 13% increase in KCP&L’s wholesale MWh sales and a 7% increase in the average wholesale market price. The increase was partially offset by a decrease in retail MWh sales and increased operating expenses including pensions and outside services.

Income tax expense decreased for the three months ended and year to date September 30, 2004, compared to the same period of 2003, primarily due to lower taxable income and a $4.5 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement. For the three months ended and year to date September 30, 2003, KCP&L earnings were positively affected by the Hawthorn No. 5 litigation settlements discussed below.

As described in the 2003 Form 10-K, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5-boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. Various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $2.4 million and $34.1 million year to date September 30, 2004, and 2003, respectively, under the terms of the subrogation allocation agreement. A portion of the settlement, $1.2 million and $16.4 million year to date September 30, 2004, and 2003, respectively, was recorded as a recovery of capital expenditures.

The following table summarizes the income statement impact of the Hawthorn No. 5 litigation.

	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

	(millions)
Wholesale revenues	$0.1	$2.6	$0.2	$2.6
Fuel	-	3.9	0.2	3.9
Purchased power	0.2	11.2	0.8	11.2

Operating income	0.3	17.7	1.2	17.7
Income taxes	(0.2)	(6.9)	(0.5)	(6.9)

Net income	$0.1	$10.8	$0.7	$10.8

Discontinued operations reflect an $8.7 million loss year to date September 30, 2003, as a result of the June 2003 disposition of HSS’ interest in RSAE.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2004	2003	Change	2004	2003	Change

Retail revenues	(millions)			(millions)
Residential	$114.4	$139.7	(18)	$276.2	$293.5	(6)
Commercial	133.0	135.7	(2)	330.7	329.0	1
Industrial	28.4	27.1	5	74.7	72.4	3
Other retail revenues	2.2	2.2	(2)	6.3	6.4	(3)

Total retail	278.0	304.7	(9)	687.9	701.3	(2)
Wholesale revenues	40.4	40.8	(1)	144.0	119.5	21
Other revenues	4.9	4.6	3	12.6	11.0	13

KCP&L electric revenues	323.3	350.1	(8)	844.5	831.8	2
Subsidiary revenues	0.4	0.6	(39)	1.2	1.7	(28)

Consolidated KCP&L revenues	$323.7	$350.7	(8)	$845.7	$833.5	1

	Three Months Ended			Year to Date
	September 30%			September 30%
	2004	2003	Change	2004	2003	Change

Retail MWh sales	(thousands)			(thousands)
Residential	1,440	1,763	(18)	3,799	3,987	(5)
Commercial	1,977	2,027	(2)	5,354	5,309	1
Industrial	564	539	5	1,571	1,521	3
Other retail MWh sales	20	20	(5)	59	62	(6)

Total retail	4,001	4,349	(8)	10,783	10,879	(1)
Wholesale MWh sales	1,457	1,402	4	4,801	4,233	13

KCP&L electric MWh sales	5,458	5,751	(5)	15,584	15,112	3

Retail revenues decreased by $26.7 million for the three months ended and $13.4 million year to date September 30, 2004, compared to the same periods of 2003, primarily due to the cooler summer weather in 2004. Weather most significantly affects residential customers’ usage patterns. Residential usage per customer decreased 19% and 6%, respectively, for the three months ended and year to date September 30, 2004, compared to the same periods of 2003. Less than 1% of revenues include an automatic fuel adjustment provision.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. KCP&L’s MWhs generated are utilized to serve its retail customer demand with any remaining MWhs available to sell into the wholesale market. The wholesale sales are generally on an hourly or day ahead basis and subject to the effects of fluctuations caused by energy price volatility.

Wholesale revenues were relatively unchanged for the three months ended September 30, 2004, compared to the same period of 2003 and increased $24.5 million year to date. KCP&L’s coal fleet equivalent availability factor increased to 84% year to date September 30, 2004, compared to 80% for the same period of 2003, contributing to an increased volume of MWh available to sell. Wholesale MWh sales increased 4% and 13%, respectively, for the three months ended and year to date September 30, 2004, compared to the same periods of 2003. Average market prices per MWh increased 7% year to date September 30, 2004, compared to the same period of 2003, primarily due to the packaging of generation and transmission service to provide a delivered product and expanded marketing efforts. The MWh increase for the three months ended September 30, 2004, was partially offset by a 4% decrease in the average market prices per MWh for the same period, primarily due to the cooler summer weather. Additionally, as discussed above, wholesale revenues were affected by the partial settlements of the Hawthorn No. 5 litigation.

KCP&L Fuel and Purchased Power
The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Coal has a significantly lower cost per MWh generated than natural gas and oil. KCP&L expects to utilize its natural gas-fired peaking generating capacity more often to serve expected growth in retail customer demand, which will increase natural gas consumption. High natural gas and fuel oil costs are also influencing the price of coal and coal transportation costs, which are also expected to increase. The anticipated increase in delivered coal prices is expected to affect most utilities; therefore, the increase is not expected to materially erode KCP&L’s position as a low cost regional electricity generator. Fossil plants averaged over 75% of total generation and the nuclear plant the remainder over the last three years. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain relatively stable through the year 2009. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $0.8 million for the three months ended September 30, 2004, compared to the same period of 2003, primarily due to the $3.9 million in Hawthorn No. 5 litigation recoveries that reduced fuel expense for the three months ended September 30, 2003. MWhs generated decreased 3% due to the cooler summer weather, which decreased MWh usage for retail customers. Fuel expense increased $9.2 million year to date September 30, 2004, compared to the same period of 2003 primarily due to a 5% increase in MWhs generated in 2004 and higher coal and natural gas costs. The increase was partially offset by a decrease in retail customer demand in the third quarter of 2004 primarily due to cooler summer weather and the net effect of the Hawthorn No. 5 partial litigation settlements discussed above.

Purchased power expense increased $3.7 million for the three months ended and $1.6 million year to date September 30, 2004, compared to the same periods of 2003, primarily due to the $11.2 million in Hawthorn No. 5 litigation recoveries that reduced purchased power expense in 2003. MWhs purchased decreased 45% and 25%, respectively, for the three months ended and year to date September 30,

2004, compared to the same periods of 2003, primarily due to lower retail customer demand in the three months ended and higher coal fleet equivalent availability factors year to date 2004. KCP&L’s coal fleet equivalent availability factor increased to 84% year to date September 30, 2004, compared to 80% for the same period of 2003, contributing to decreased MWhs purchased. The decrease in MWhs purchased was partially offset by purchased power price increasing 6% year to date September 30, 2004, compared to the same periods of 2003, primarily due to higher natural gas market prices and increased demand in the market area earlier in 2004.

Consolidated KCP&L Other Operating Expenses (including operating, maintenance and general taxes)
Consolidated KCP&L’s other operating expenses increased $3.2 million for the three months ended September 30, 2004, compared to the same period of 2003 primarily due to the following:

  increased pension expense of $1.0 million primarily due to lower discount rates, the amortization of investment losses from prior years and plan settlement losses,

  increased outside services of $3.2 million including costs associated with Sarbanes-Oxley compliance, increased transmission expenses including $0.7 million primarily related to increased SPP administration, and partially offsetting the increases were lower distribution expenses of $0.5 million primarily due to improved supply chain management.

Consolidated KCP&L’s other operating expenses increased $12.7 million year to date September 30, 2004, compared to the same period of 2003 primarily due to the following:

  increased pension expense of $2.9 million primarily due to lower discount rates, the amortization of investment losses from prior years and plan settlement losses,

  increased property taxes of $2.5 million primarily due to increases in assessed property valuations and mill levies, increased outside services of $4.4 million including costs associated with Sarbanes-Oxley compliance, increased transmission and distribution expenses including $1.8 million primarily due to additional transmission services provided to wholesale customers, which resulted in increased wholesale MWh sales, $2.3 million related to SPP administration and $0.6 million in storm related expenses, increased employee benefits including $1.3 million in higher medical costs, and partially offsetting the increases were lower production maintenance expense of $2.3 million primarily due to differences in timing and scope of outages and $0.8 million in lower gross receipts taxes as a result of lower retail revenues.

Consolidated KCP&L Depreciation
Consolidated KCP&L’s depreciation expense increased $1.5 million for the three months ended and $3.9 million year to date September 30, 2004, compared to the same periods of 2003. The increases are primarily due to the consolidation of the Lease Trust, as described in the 2003 Form 10-K, which began in the fourth quarter of 2003.

Consolidated KCP&L Income Taxes
Consolidated KCP&L’s income taxes decreased $19.0 million for the three months ended and $11.6 million year to date September 30, 2004, compared to the same periods of 2003. The decrease in income tax expense for both periods reflects lower taxable income and a $4.5 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) became law. Most significantly, the AJCA contains a provision that allows for a tax deduction of 9% (3% for 2005-2006; 6% for 2007-2009; 9% thereafter) of qualified production activities income. Income from electric generation activities is included in the definition of qualified production activities. Because of its electric generation activities, KCP&L expects to be impacted by the AJCA; however, KCP&L is not able to quantify the impact of the new legislation until detailed IRS and regulatory guidance has been provided.

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

KCP&L accrues the incremental operating, maintenance and replacement power costs for planned outages evenly over the unit’s operating cycle, normally 18 months. As actual outage expenses are incurred, the refueling liability and related deferred tax asset are reduced. The next outage is scheduled for the spring of 2005 and is estimated to be a 32-day outage.

On August 9, 2004, Nebraska and the Compact Commission entered into a settlement ending all related litigation in regards to development of a low-level radioactive waste disposal facility in Nebraska. See Note 12 to the consolidated financial statements for additional information. KCP&L and the other owners of Wolf Creek now will begin seeking long-term waste disposal capability in another compact region.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit’s life and to potential retrospective assessments and property losses in excess of insurance coverage. These risks are more fully discussed in the related sections of Note 12 to the consolidated financial statements.

Strategic Energy

Strategic Energy Business Overview
Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. In return, Strategic Energy receives an ongoing management fee, which is included in the contracted sales price for the electricity. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy is operationally ready to enter into the Connecticut market, but does not anticipate doing so before the end of 2004 due to high wholesale power costs. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy after IEC’s May 6, 2004, purchase of an additional 11.45% indirect interest. The Company paid cash of $90.2 million, including $1.4 million of transaction costs. See Note 9 for additional information about the acquisition.

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

At September 30, 2004, Strategic Energy provided competitive electricity supply to over 54,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s customer base is very diverse serving over 8,200 customers at September 30, 2004, including numerous Fortune 500 companies, smaller companies and governmental entities. Based solely on current signed contracts and expected usage, Strategic Energy has forecasted future MWh commitments (backlog) of 4.9 million for the remainder of 2004, 13.7 million for 2005 and 4.1 million for 2006. Strategic Energy expects to deliver additional MWhs in these years through growth in existing markets, retention of existing customers and expansion into new markets. Strategic Energy made modest progress on building backlog in the three months ended September 30, 2004, due primarily to the difficult current environment in the competitive supply business. Higher wholesale energy prices have reduced savings available to customers in some markets compared to prevailing utility rates, which have created more customer price sensitivity and reduced average contract lengths and the rate of backlog growth. At September 30, 2004, the combination of MWhs delivered and backlog for 2004 was approximately 20.1 million MWhs, compared to 19.3 million MWhs at June 30, 2004. At September 30, 2004, backlog for 2005 was approximately 13.7 million MWhs compared to 12.8 million MWhs at June 30, 2004.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity-price volatility. As a result of supplying electricity to retail customers under fixed rate contracts, Strategic Energy’s policy is to match customers’ demand with fixed price purchases. Strategic Energy uses derivative instruments to limit the unfavorable effect that price increases will have on electricity purchases. These instruments effectively fix the future purchase price of electricity, protecting Strategic Energy from price volatility.

On October 28, 2004, the Company announced the appointment of Shahid Malik as President and Chief Executive Officer of Strategic Energy effective November 10, 2004. Mr. Malik succeeds Rick Zomnir who, as previously announced, will resign.

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

Strategic Energy enters into forward contracts with multiple suppliers. At September 30, 2004, Strategic Energy’s five largest suppliers under forward supply contracts represented 68% of the total future committed purchases. Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure, net of collateral, as of September 30, 2004. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% Of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

External rating	(millions)				(millions)
Investment Grade	$102.4	$-	$102.4	2	$65.9
Non-Investment Grade	25.8	18.6	7.2	-	-
Internal rating
Investment Grade	4.2	-	4.2	-	-
Non-Investment Grade	12.4	11.4	1.0	-	-

Total	$144.8	$30.0	$114.8	2	$65.9

Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than	Total
Rating	2 Years	2 - 5 Years	5 Years	Exposure

External rating	(millions)
Investment Grade	$92.3	$10.1	$-	$102.4
Non-Investment Grade	18.9	5.7	1.2	25.8
Internal rating
Investment Grade	4.0	0.2	-	4.2
Non-Investment Grade	10.2	1.9	0.3	12.4

Total	$125.4	$17.9	$1.5	$144.8

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

Strategic Energy’s total exposure before credit collateral at September 30, 2004, increased $99.4 million from December 31, 2003, primarily due to the increase in wholesale electricity prices. At September 30, 2004, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $38.2 million, of which 76% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $30.0 million limiting its exposure to these non-investment grade counterparties to $8.2 million.

Strategic Energy is continuing to pursue a strategy of contracting with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to manage its counterparty portfolio through strict margining, collateral requirements and contract based netting of credit exposures against payable balances.

Strategic Energy Results of Operations
The following table summarizes Strategic Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2004	2003	2004	2003

	(millions)
Operating revenues	$391.1	$310.1	$1,024.1	$794.5
Purchased power	(358.9)	(276.9)	(930.7)	(702.9)
Other operating expenses	(13.5)	(11.1)	(37.7)	(30.0)
Depreciation	(1.4)	(0.5)	(3.2)	(1.2)

Operating income	17.3	21.6	52.5	60.4
Non-operating income (expenses)	0.3	(2.3)	(2.3)	(6.2)
Interest charges	(0.3)	-	-	(0.3)
Income taxes	(3.9)	(8.5)	(18.2)	(23.7)

Net income	$13.4	$10.8	$32.0	$30.2

Strategic Energy’s net income increased $2.6 million for the three months ended and $1.8 million year to date September 30, 2004, compared to the same periods of 2003. Retail MWhs delivered increased 27% and 25%, respectively, for the three months ended and year to date September 30, 2004, compared to the same periods of 2003. Additionally, income tax expense was reduced for the three months ended and year to date September 30, 2004, due to a $2.3 million allocation of tax benefits from the holding company losses pursuant to the Company’s intercompany tax allocation agreement. The effect of these increases was mostly offset in both periods by overall declines in gross margin per MWh (revenues less purchased power divided by MWhs delivered) of 24% to $5.60 for the three months ended and 18% to $6.15 year to date. The decline in gross margin is primarily due to the roll-off of older, higher margin contracts, price discounts driven by a more competitive market and persistently higher commodity prices, and increased tax reserves, partially offset by the change in fair value of derivatives. A continuing environment of higher and less volatile energy prices and flat to higher forward electricity prices continue to impact the average gross margins. In this environment, average margins for new customers are expected to be in the $3.00-$5.00 range. The projected average gross margin for the year at the lower end of the $6.20 - $6.50 range is achievable.

Strategic Energy Operating Revenues
Operating revenues from Strategic Energy increased $81.0 million for the three months ended and $229.6 million year to date September 30, 2004, compared to the same periods in 2003, as shown in the following table.

	Three Months Ended			Year to Date
	September 30%			September 30%
	2004	2003	Change	2004	2003	Change

	(millions)			(millions)
Electric - Retail	$387.2	$302.1	28	$1,011.0	$772.8	31
Electric - Wholesale	3.6	7.6	(53)	11.9	20.7	(43)
Other	0.3	0.4	-	1.2	1.0	23

Total Operating Revenues	$391.1	$310.1	26	$1,024.1	$794.5	29

At September 30, 2004, Strategic Energy’s customer accounts totaled over 54,000, a 24% increase from September 30, 2003. Strategic Energy may provide periodic billing credits to its customers resulting from its competitive electricity supply efforts. The amounts credited back to the customer are treated as a reduction of retail electric revenues when determined to be payable.

Retail electric revenues increased $85.1 million for the three months ended and $238.2 million year to date September 30, 2004, compared to the same periods of 2003, primarily due to increased retail MWhs delivered. MWhs delivered increased 27% to 5.7 million for the three months ended and 25% to 15.2 million year to date, compared to same periods of 2003. The increased MWhs delivered resulted primarily from strong sales efforts in customer retention as well as signing new customers primarily in Michigan and Texas where Strategic Energy continued to experience favorable conditions for growth. Several factors can contribute to changes in the average retail price per MWh, including the underlying electricity price, the nature and type of products offered and the mix of sales by geographic market. Average retail revenues per MWh increased by 1% for the three months ended and 5% year to date, compared to the same periods of 2003, primarily due to a higher underlying electricity price that was driven by higher natural gas prices and partially offset by price discounts driven by a more competitive market and persistently higher commodity prices.

Strategic Energy Purchased Power
Strategic Energy primarily purchases power under long term forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $63.5 million for the three months ended and $187.9 million year to date September 30, 2004, compared to $46.9 million and $117.6 million, respectively, for the same periods of 2003.

Strategic Energy utilizes derivatives including forward physical delivery contracts in the procurement of electricity. Changes in the fair value of derivative instruments that do not qualify for hedge accounting and ineffectiveness experienced on cash flow hedges, reduced purchased power expense by $4.4 million and $3.9 million, respectively, for the three months ended and year to date September 30, 2004, compared to $1.1 million for the three months ended and year to date September 30, 2003.

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

Purchased power expense increased $82.0 million for the three months ended and $227.8 million year to date September 30, 2004, compared to the same periods of 2003, primarily due to increases in MWhs delivered as discussed above. Additionally, average prices per retail MWh purchased increased 4% for the three months ended and 8% year to date, primarily due to the effect of the persistent environment of relatively high natural gas prices, increased competition, increased seasonal supply costs on certain contracts and increased tax reserves, partially offset by the change in fair value of derivative instruments.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $2.4 million for the three months ended and $7.7 million year to date September 30, 2004, compared to the same periods of 2003. Strategic Energy experienced increased operating expenses driven mainly by higher staffing levels, compared to the same periods of 2003. Higher consulting, bad debt and general tax expenses also contributed to the year to date increase.

Strategic Energy Income Taxes
Strategic Energy’s income taxes decreased $4.6 million for the three months ended and $5.5 million year to date September 30, 2004, compared to the same periods of 2003. The decrease in income tax expense for both periods reflects lower taxable income and a $2.3 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement.

Other Non Regulated Activities

Investment in Affordable Housing Limited Partnerships — KLT Investments
KLT Investments’ earnings for the three months ended September 30, 2004, totaled $1.1 million compared to a loss of $2.1 million for the three months ended September 30, 2003 (including after tax reductions of $2.9 million and $5.2 million, respectively, in its affordable housing investment). KLT Investments accrued tax credits of $4.6 million and $4.8 million for the three months ended September 30, 2004 and 2003, respectively. Earnings year to date September 30, 2004, totaled $7.5 million compared to earnings of $4.1 million year to date September 30, 2003 (including after tax reductions of $4.6 million and $6.8 million, respectively, in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $13.7 million and $14.3 million year to date September 30, 2004 and 2003, respectively.

At September 30, 2004, KLT Investments had $42.5 million in affordable housing limited partnerships. Approximately 63% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. KLT Investments’ tax credits are estimated to be $16 million, $10 million and $6 million for 2005 through 2007, respectively, and continue to decline through 2009. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $26.0 million exceed this 5% level but were made before May 19, 1995. KLT Investments’ management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Estimated residual values are based on studies performed by an independent firm. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $4.7 million and $7.4 million for the three months ended and year to date September

30, 2004, respectively, compared to $8.5 million and $11.0 million for the three months ended and year to date September 30, 2003, respectively. Pretax reductions in affordable housing investments are estimated to be $0.1 million, $10 million and $3 million for the remainder of 2004, 2005 and 2006, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2004 through 2006.

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

The Company recorded a net gain of $25.9 million or $0.37 per share during the second quarter of 2003 related to the DTI bankruptcy. The impact on year to date September 30, 2003, net income was primarily due to the net effect of the Chapter 11 plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance, and the reversal of $5 million debtor in possession financing previously reserved.

Note 9 to the consolidated financial statements in the companies’ 2003 Form 10-K should be read for further discussion of the DTI bankruptcy.

KLT Gas Discontinued Operations

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

In the third quarter of 2004, KLT Gas completed the sale of the majority of the KLT Gas portfolio for $19.6 million cash, net of $1.2 million transaction costs. The gain on the third quarter sales totaled $8.6 million, or $0.12 per share. In October 2004, KLT Gas completed the sale of the remaining significant KLT Gas portfolio at a sales price of $4 million for an after tax gain of approximately $2 million, or $0.02 per share.

The impact of the gain from the third quarter 2004 KLT Gas portfolio asset sales was partially offset by the loss from the wind down operations of $0.6 million and $1.4 million for the three months ended and year to date September 30, 2004, respectively. Additionally, the first quarter 2004 write down of the KLT Gas portfolio to its estimated net realizable value reduced year to date September 30, 2004, earnings by $1.2 million. Year to date 2003 reflects a loss from discontinued operations of $7.3 million, or $0.10 per share, and includes a loss of $5.5 million, or $0.08 per share, related to an impairment on a Rocky Mountain project. Management estimates the remaining impact of the wind down will not be material to the Company’s 2004 earnings.

On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to an October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.4 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. On August 17, 2004, KLT Gas submitted its notice of defense generally asserting that there is no contractual basis or implied duty for reimbursement or contribution regarding the settlements and there is no contractual basis for reimbursement or contribution regarding the Texas Railroad Commission proceedings. KLT Gas also asserted counterclaims based upon misrepresentations and promissory estoppel, gross negligence in imprudent operations, full accounting under the JOA and offset. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as other possible counterclaims that KLT Gas may have against Shell; however, it is too early to predict the ultimate outcome of this demand for arbitration.

Great Plains Energy and Consolidated KCP&L

Significant Balance Sheet Changes
September 30, 2004 compared to December 31, 2003

  Great Plains Energy’s restricted cash and supplier collateral decreased $9.3 million due to a reduction in the collateral provided from suppliers to cover portions of credit exposure as a result of lower market exposure with counterparties posting cash and one counterparty is now posting a letter of credit rather than cash.

  Great Plains Energy’s receivables increased $32.2 million due to a $46.0 million increase in Strategic Energy’s receivables primarily due to the combination of seasonal increases in customer usage and an increase in the price per MWh sold partially offset by a $17.2 million decrease in consolidated KCP&L’s receivables. Consolidated KCP&L’s receivables decreased primarily due to KCP&L’s receipt of $30.8 million for the Hawthorn No. 5 insurance recovery offset by seasonal increases due to summer rates and higher customer usage.

  Great Plains Energy’s assets of discontinued operations decreased $11.1 million due to the sale of the majority of the KLT Gas portfolio in the third quarter of 2004.
  Great Plains Energy’s other current assets increased $9.4 million primarily due to the increase in the fair value of Strategic Energy’s derivatives as a result of market prices for power.

  Great Plains Energy’s affordable housing limited partnerships decreased $10.2 million primarily due to a reduction in the valuation of the properties held by KLT Investments, Inc.

  Great Plains Energy’s goodwill increased by $60.8 million due to the purchase of the additional indirect interest in Strategic Energy in May 2004.
  Great Plains Energy’s other deferred charges increased $34.6 million primarily due to $39.8 million in intangible assets, net of amortization, recorded as a result of the purchase of the additional indirect interest in Strategic Energy in May 2004.
  Great Plains Energy’s notes payable decreased $87.0 million due to the net repayments of short-term borrowings.
  Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt decreased $56.1 million and $54.5 million, respectively, primarily due to retirement of consolidated KCP&L’s medium term notes.
  Great Plains Energy’s and consolidated KCP&L’s EIRR bonds classified as current decreased $43.4 million due to scheduled remarketings of EIRR bonds. The new terms changed the classification of certain EIRR bonds to long-term debt.
  Great Plains Energy’s accounts payable increased $4.9 million primarily due to a $18.0 million increase in Strategic Energy’s accounts payable due to increased power purchases for the summer season and increased market prices for power offset by a $12.5 million decrease in consolidated KCP&L’s accounts payable (excluding intercompany payables) primarily due to the timing of cash payments.
  Great Plains Energy’s accrued taxes increased $82.0 million primarily due to a $49.0 million net increase as a result of the accrual of 2004 income taxes and refunds received in 2004 offset by the payment of 2003 income taxes accrued at December 31, 2003. Consolidated KCP&L’s accrued taxes increased $63.4 million primarily due to a property tax accrual increase of $26.2 million and a $25.9 million net increase as a result of the accrual of 2004 income taxes offset by the payment of 2003 income taxes accrued at December 31, 2003.
  Great Plains Energy’s accrued payroll and vacations decreased $8.1 million primarily due to the 2004 payout of employee related expenses accrued at December 31, 2003.
  Great Plains Energy’s other deferred credits and liabilities increased $16.7 million primarily due to a $21.7 million intangible liability, net of amortization, partially offset by a $9.0 million reduction in minority interest recorded as a result of the purchase of the additional indirect interest in Strategic Energy in May 2004. An additional increase of $8.2 million was due to the recording of the FELINE PRIDES long-term forward contract fee, partially offset by a $3.9 million decrease in consolidated KCP&L’s other deferred credits and liabilities. Consolidated KCP&L’s decrease was primarily due to a $3.3 million decrease in minority interest, which was the result of losses at KCP&L’s Lease Trust.
  Great Plains Energy’s common stock increased $151.9 million due to the issuance of five million shares of common stock in June 2004 and the issuance of shares for purchases under the Dividend Reinvestment and Direct Stock Purchase Plan plans. Consolidated KCP&L’s common stock increased $150.0 million due to an equity contribution from Great Plains Energy.
  Great Plains Energy’s capital stock premium and expense increased $25.2 million primarily due to recording $19.6 million of FELINE PRIDES purchase contract adjustment fair value, allocated fees and expenses. Additionally, the June 2004 common stock issuance costs totaled $5.6 million.

  Great Plains Energy’s long-term debt increased $50.2 million primarily due to Great Plains Energy’s issuance of $163.6 million of FELINE PRIDES senior notes mostly offset by a $110.9 million decrease in consolidated KCP&L’s long-term debt. Consolidated KCP&L’s long-term debt decreased primarily due to the July 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds partially offset by the change in classification of $43.4 million in EIRR bonds due to scheduled remarketings.

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

Great Plains Energy’s liquid resources at September 30, 2004, included cash flows from operations of subsidiaries, $138.9 million of cash and cash equivalents on hand and $488.4 million of unused bank lines of credit. The unused lines consisted of $150.0 million from KCP&L’s short-term bank lines of credit, $56.4 million from Strategic Energy’s revolving credit facility, and $282.0 million from Great Plains Energy’s revolving credit facilities. See the Debt Agreements section below for more information on these agreements.

Cash Flows From Operations
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The decrease in cash flows from operating activities for Great Plains Energy year to date September 30, 2004, compared to the same period in 2003 was primarily due to a $26.4 million decrease in income from continuing operations primarily due to a $25.9 million net gain related to the DTI bankruptcy recorded during 2003. Consolidated KCP&L’s cash flows from operations increased year to date September 30, 2004, compared to the same period in 2003 partially due to a $3.9 million increase in consolidated KCP&L’s income from continuing operations and the changes in working capital detailed in Note 4 to the consolidated financial statements. Also, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel.

Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $28.1 million year to date September 30, 2004, compared to the same period in 2003 primarily due to the buyout of KCP&L’s operating lease for vehicles and heavy equipment in the first quarter of 2004 for $28.4 million. This increase was offset by an additional $28.0 million in insurance recoveries and litigation settlements related to Hawthorn No. 5. Additionally, Great Plains Energy paid $90.2 million to acquire an additional indirect interest in Strategic Energy during 2004.

Financing Activities
The change in Great Plains Energy’s cash flows from financing activities year to date September 30, 2004, compared to the same period in 2003 reflects Great Plains Energy’s June 2004 gross proceeds of $150.0 million from the issuance of five million shares of common stock at $30 per share and $163.6 million from the issuance of FELINE PRIDES. Fees related to these issuances were $10.2 million. Great Plains Energy used the proceeds to repay short-term borrowings and to make a $150.0 million equity contribution to KCP&L. Additionally, year to date September 30, 2004, Great Plains Energy issued $1.9 million of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan. In July 2004, KCP&L redeemed $154.6 million of 8.3% Junior Subordinated Deferred Interest Bonds from KCPL Financing I. KCPL Financing I used those proceeds to redeem the $4.6 million common securities held by KCP&L and the $150.0 million of 8.3% Trust Preferred Securities. See Note 6 for additional information. KCP&L also retired $54.5 million of its medium-term notes at maturity during the third quarter of 2004.

Consolidated KCP&L’s cash flows from financing activities year to date September 30, 2003, reflects the first quarter 2003 equity infusion of $100.0 million from Great Plains Energy to KCP&L and KCP&L’s subsequent redemption of $104.0 million of medium-term notes. Great Plains Energy essentially funded the infusion with proceeds from its $151.8 million common stock offering in late 2002; however, prior to the infusion, Great Plains Energy used the offering proceeds to repay short-term borrowings in late 2002 and then re-borrowed in early 2003 to make the equity infusion into KCP&L at the time of redemption. An additional $20.0 million of KCP&L’s medium-term notes were retired during the second quarter of 2003.

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

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy was authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $979.8 million of this amount through September 30, 2004, which is a $479.1 million increase from the amount of $500.7 million detailed in the 2003 Form 10-K due to the $150.0 million common stock issuance and the $163.6 million of FELINE PRIDES (with a $163.6 million stock purchase contract component) in

June 2004. Additionally, Great Plains Energy issued $1.9 million of common stock under its Dividend Reinvestment and Direct Stock Purchase Plan during the third quarter of 2004.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of September 30, 2004.

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

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any one time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade, and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of September 30, 2004.

KCP&L has entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sells most of the receivables to outside investors. KCP&L expects to renew the agreement when it expires in January 2005. See Note 5 to the consolidated financial statements.

Debt Agreements
During the first quarter of 2004, Great Plains Energy syndicated a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks. These facilities replaced a $225.0 million revolving credit facility with a group of banks. The existing facilities contain a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under these bank lines. Under the terms of these agreements, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio not greater than 0.65 to 1.0 at all times and an interest coverage ratio greater than 2.25 to 1.0, as those ratios are defined in the agreement. At September 30, 2004, the Company was in compliance with these covenants. At September 30, 2004, Great Plains Energy had no outstanding borrowings under these lines and had issued letters of credit totaling $18.0 million under the three-year revolving credit facility as credit support for Strategic Energy. During the fourth quarter of 2004 Great Plains Energy plans to syndicate a five-year $450.0 million revolving credit facility with a group of banks to replace the existing credit facilities.

During the third quarter of 2004, Strategic Energy syndicated a $125.0 million three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility. This facility replaced a $95.0 million revolving credit facility with a group of banks. The existing facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00 as those are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At September 30, 2004, Strategic Energy was in compliance with these covenants. At September 30, 2004, $68.6 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $56.4 million of capacity available for loans and additional letters of credit.

KCP&L’s primary sources of liquidity are cash flows from operations and bilateral credit lines totaling $150.0 million with seven banks as of September 30, 2004. KCP&L uses these lines to provide support for its issuance of commercial paper. These bank facilities are each for a 364-day term and mature at various times throughout the year. The facilities can be extended for one year under their term out provisions. Including the October 2004 increase, KCP&L has MAC clauses in three agreements covering $85.0 million of available bilateral credit lines. These three facilities require KCP&L to represent, prior to receiving funding, that no MAC has occurred. Under these agreements, KCP&L is able to access the facilities even in the event of a MAC in order to redeem maturing commercial paper. KCP&L’s available liquidity under these facilities is not impacted by a decline in credit ratings unless the downgrade occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness is a default under these bank line agreements. Under the terms of certain bank line agreements, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreements, not greater than 0.65 to 1.0 at all times. At September 30, 2004, KCP&L was in compliance with these covenants and KCP&L had no outstanding borrowings under these lines. During the fourth quarter of 2004 KCP&L plans to syndicate a five-year $250.0 million revolving credit facility with a group of banks to replace the existing bilateral credit lines.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At September 30, 2004, KLT Investments had $6.4 million in outstanding notes, including current maturities.

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

At a minimum, plans are funded on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

The Company expects to contribute $39.1 million to the plans in 2004, of which $4.1 million is required to meet the minimum funding requirements of ERISA. During 2004, the Company has contributed $38.4 million including $31.9 million contributed by KCP&L. KCP&L is required to fund the remaining $0.7 million before year-end.

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

Supplemental Capital Requirements and Liquidity Information
KCP&L’s long-term debt at September 30, 2004, compared to December 31, 2003, decreased due to the July 2004 early redemption of $154.6 million 8.3% Junior Subordinated Deferred Interest Debentures and the retirement of $54.5 million of medium-term notes at maturity. Great Plains Energy’s long-term debt at September 30, 2004, compared to December 31, 2003, decreased due to the decrease in KCP&L’s long-term debt partially offset by a $163.6 million increase due to the issuance of FELINE PRIDES. Additionally, Great Plains Energy has a contractual obligation of $14.5 million for the present value of the contract adjustment payments related to the FELINE PRIDES. Consolidated KCP&L’s contractual obligations were relatively unchanged at September 30, 2004, compared to December 31, 2003.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of September 30, 2004. Great Plains Energy is currently authorized to issue up to $600 million for guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees. Great Plains Energy’s guarantees provided on behalf of Strategic Energy for its power purchases and regulatory requirements decreased $34.1 million to $125.7 million at September 30, 2004, compared to $159.8 million at December 31, 2003. Consolidated KCP&L’s guarantees were relatively unchanged at September 30, 2004, compared to December 31, 2003.

KCPL Financing I, a trust, had issued $150.0 million of preferred securities. In connection with the issuance of the preferred securities, KCP&L issued a preferred securities guarantee, which guaranteed the payment of any accrued and unpaid distributions, the redemption price and payments upon dissolution, winding-up or termination of the trust, all to the extent that the trust had funds available therefore. KCPL Financing I redeemed the $150.0 million of preferred securities in July 2004. There were no accrued and unpaid distributions at that time.

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our 2003 Form 10-K, incorporated herein by reference. Even after considering generally higher commodity prices in the year to date 2004 compared to 2003, Great Plains Energy and consolidated KCP&L’s risk management strategies have been effective resulting in no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2003.

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

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

Part II – Other Information

ITEM 1. LEGAL PROCEEDINGS

Hawthorn No. 5 Litigation
KCP&L filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Travelers Indemnity Company of Illinois (Travelers) in Missouri state court on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In 1999, there was a boiler explosion at KCP&L Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union and Reliance National Insurance Company (Reliance), primary carriers, had issued a $200 million primary insurance policy and Travelers had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose between KCP&L and these two insurance companies regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses, and KCP&L filed suit against the carriers. Prior to the second quarter, National Union and Reliance had collectively paid approximately $169 million under their primary insurance policy. In the second quarter, KCP&L received an additional $30.8 million from National Union, representing the remaining amount of the primary insurance policy less the deductible. National Union and Reliance have subrogation rights in the litigation described in the next paragraph. In the continuing case against Travelers, the trial judge ruled that the question of whether the cost of the replacement boiler was of like kind and quality compared to the destroyed boiler, and thus covered by the Travelers’ policy, was a factual question for the jury to decide. The trial judge also ruled that the cost of replacement air quality control equipment is not recoverable under the insurance policy with Travelers, but that the cost was similarly a factual question for the jury. Finally, the judge ruled that the amounts received by KCP&L from the subrogation litigation could not be used to offset Travelers’ liability under its insurance policy with KCP&L. KCP&L cannot predict the jury’s verdict on these and other issues in the lawsuit, or their effect on the remaining $85 million of KCP&L’s current proof of loss of approximately $285 million. Trial of this case is scheduled to begin in January 2005.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various other defendants have settled with KCP&L, resulting in KCP&L receiving $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004, jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

Hawthorn No. 5 Notice of Violation
On April 15, 2004, the EPA issued to KCP&L a notice of violation of Hawthorn No. 5 permit limits on SO2 emissions. SO2 emissions from Hawthorn No. 5 exceeded the applicable thirty-day rolling average emission limit on certain days in the third and fourth quarters of 2003 and also exceeded the applicable 24-hour emission limit on one day in the fourth quarter of 2003. These exceedances occurred while the unit was operating in compliance with an exception protocol that had been accepted by the issuer of the air permit. Equipment issues that caused these violations have been addressed by KCP&L.

KCP&L and the EPA have entered into a Consent Agreement and Final Order (Agreement) that resolves the notice of violation. Without admitting or denying the factual allegations and legal conclusions in the Agreement, KCP&L agreed to pay a civil penalty of $0.1 million and to make grants totaling $0.3 million for certain supplemental environmental projects in the Kansas City metropolitan area.

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

The following table provides information regarding these purchases of Great Plains Energy common stock during the quarter.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number (or
			Shares (or Units)	Approximate Dollar
			Purchased as	Value) of Shares (or
	Total Number of	Average Price	Part of Publicly	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Announced Plans	Purchased Under the
Month	Purchased	(or Unit)	or Programs	Plans or Programs (1)

July 1 – 31	5,000	$29.72	5,000	2,236,362
August 1 – 31	10,000	29.42	10,000	2,236,362
September 1 – 30	15,000	29.78	15,000	2,236,362

Total	30,000	$29.65	30,000

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no matters reportable under this Item 4 for the quarter.

ITEM 5. OTHER INFORMATION.

There are no matters reportable under this Item 5 for the quarter.

ITEM 6. EXHIBITS

EXHIBITS

Great Plains Energy Documents

Exhibit
Number	Description of Document
10.1.a	*	Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank and Sky Bank (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1.b	*	Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2,2004 among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto (Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.1.c	Fifth Amendment to Guaranty dated as of August 30, 2004 between Great Plains Energy Incorporated and Coral Power, L.L.C.
12.1	Ratio of Earnings to Fixed Charges
31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.
32.1	Section 1350 Certifications.

* Filed as exhibits to a prior Quarterly Report on Form 10-Q and incorporated by reference and made a part hereof. The exhibit number and report reference of the documents so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit
Number	Description of Document
10.2	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc.
12.2	Ratio of Earnings to Fixed Charges
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.
32.2	Section 1350 Certifications.

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

GREAT PLAINS ENERGY INCORPORATED
Dated: November 5, 2004	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)
Dated: November 5, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY
Dated: November 5, 2004	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)
Dated: November 5, 2004	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)