Form 10-K
period 2004-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2005-03-07
CIK 1143068, 54476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______to_______

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
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
	Income PRIDESSM

Securities registered pursuant to Section 12(g) of the Act. None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No   X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  X

__________________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)

Great Plains Energy Incorporated Yes  X   No      Kansas City Power & Light Company Yes     No   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2004, was approximately $2,205,495,656. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 25, 2005, Great Plains Energy Incorporated had 74,438,825 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of Great Plains Energy Incorporated (based upon the closing price of its common stock on the New York Stock Exchange on February 25, 2005) was approximately $2,318,769,399. On February 25, 2005, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

__________________

Documents Incorporated by Reference

Portions of the 2005 Proxy Statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information
	Glossary of Terms
	PART I
Item 1	Business	6
Item 2	Properties	17
Item 3	Legal Proceedings	18
Item 4	Submission of Matters to a Vote of Security Holders	19
	PART II
Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters	20
	and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	23
Item 7	Management's Discussion and Analysis of Financial Condition	24
	and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risks	59
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	62
	Consolidated Balance Sheets	63
	Consolidated Statements of Cash Flows	65
	Consolidated Statements of Common Stock Equity	66
	Consolidated Statements of Comprehensive Income	67
	Kansas City Power & Light Company
	Consolidated Statements of Income	68
	Consolidated Balance Sheets	69
	Consolidated Statements of Cash Flows	71
	Consolidated Statements of Common Stock Equity	72
	Consolidated Statements of Comprehensive Income	73
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	74
Item 9	Changes in and Disagreements With Accountants on Accounting	126
	and Financial Disclosure
Item 9A	Controls and Procedures	126
Item 9B	Other Information	129
	PART III
Item 10	Directors and Executive Officers of the Registrants	130
Item 11	Executive Compensation	133
Item 12	Security Ownership of Certain Beneficial Owners and Management	139
Item 13	Certain Relationships and Related Transactions	140
Item 14	Principal Accounting Fees and Services	141
	PART IV
Item 15	Exhibits, Financial Statement Schedules	142

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

•	future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets
•	market perception of the energy industry and the Company
•	changes in business strategy, operations or development plans
•	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company's actions by the Public Utility Company Act of 1935
•	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
•	financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company's pension plan assets and costs
•	credit ratings
•	inflation rates
•	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
•	impact of terrorist acts
•	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
•	ability to carry out marketing and sales plans
•	weather conditions including weather-related damage
•	cost, availability and deliverability of fuel
•	ability to achieve generation planning goals and the occurrence of unplanned generation outages
•	delays in the anticipated in-service dates of additional generating capacity
•	nuclear operations
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
•	performance of projects undertaken by the Company's non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
•	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935, as amended
ARO	Asset Retirement Obligations
CAIR	Clean Air Interstate Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its subsidiary, HSS
COSO	Committee of Sponsoring Organizations
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt

Abbreviation or Acronym	Definition

kWh	Kilowatt hour
Lease Trust	Lessor for KCP&L’s synthetic lease arrangement for five combustion turbines
MAC	Material Adverse Change
MACT	Maximum Achievable Control Technology
MODOR	Missouri Department of Revenue
MPSC	Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal purchases and normal sales exception under SFAS No. 133, as amended
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RSAE	R.S. Andrews Enterprises, Inc., a subsidiary of HSS
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SOX	Sulfur Oxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I

ITEM 1. BUSINESS

General

Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

Information in other Items of this report as to which reference is made in this Item 1. is hereby incorporated by reference in this Item 1. The use of terms such as see or refer to shall be deemed to incorporate into this Item 1. the information to which such reference is made.

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

Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., Great Plains Power Incorporated (GPP), Innovative Energy Consultants Inc. (IEC) and Great Plains Energy Services Incorporated (Services).

•	KCP&L is described below.
•

KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy) and affordable housing limited partnerships. Strategic Energy provides competitive electricity supply services in several electricity markets offering retail choice. KLT Inc. wholly owns KLT Gas Inc. (KLT Gas). In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. KLT Gas completed sales of substantially all of the KLT Gas portfolio in 2004. See Note 6 to the consolidated financial statements for further information regarding KLT Gas.

•

GPP focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation. GPP has made no significant investments to date.

•

IEC is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy.

•	Services was formed in 2003 to provide services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

Strategic Intent

For a discussion of the Company’s strategic intent, please refer to the Strategic Intent section in Item 7. Management’s Discussion and Analysis.

CONSOLIDATED KCP&L

KCP&L, a Missouri corporation incorporated in 1922, is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L has one wholly owned subsidiary, Home Service Solutions Inc. (HSS), which held a residential services investment, Worry Free Service, Inc. (Worry Free). HSS entered into a letter of intent to sell Worry Free in December 2004 and closed the sale in February 2005. In June 2003, HSS completed the disposition of its interest in R.S. Andrews Enterprises, Inc. (RSAE).

Business Segments of Great Plains Energy and KCP&L

Consolidated KCP&L’s sole reportable business segment is KCP&L. Great Plains Energy, through its direct and indirect subsidiaries, has two reportable business segments: KCP&L and Strategic Energy.

For information regarding the revenues, income and assets attributable to the Company's reportable business segments, see Note 17 to the consolidated financial statements. Comparative financial information and discussion regarding the Company’s and KCP&L’s reportable business segments can be found in Item 7. Management’s Discussion and Analysis.

Regulation - General

Great Plains Energy and its subsidiaries are subject to certain limitations and approval requirements as a registered holding company system under the 35 Act with respect to matters such as the structure of holding company systems, transactions among affiliates, acquisitions, business combinations, the issuance, sale and acquisition of securities, and engaging in business activities not directly related to the utility or energy business. Consistent with the requirements under the 35 Act, Great Plains Energy formed a service company effective April 1, 2003. The Company is required to submit reports providing detailed information concerning the organization, financial structure and operations of Great Plains Energy and its subsidiaries. Several proposals regarding the 35 Act have been introduced in Congress in the past few years; however, the prospects for legislative reform or repeal are uncertain at this time.

Other regulatory matters affecting KCP&L and Strategic Energy are described below in the discussion on each of these reportable business segments.

Capital Program and Financing

For information on the Company's and KCP&L’s capital program and financial needs, see Item 7. Management's Discussion and Analysis, Strategic Intent and Capital Requirements and Liquidity sections and Notes 18 and 19 to the consolidated financial statements.

KCP&L

KCP&L, headquartered in Kansas City, Missouri, engages in the generation, transmission, distribution and sale of electricity. KCP&L serves almost 495,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas. Customers include over 435,000 residences, over 55,000 commercial firms, and over 2,200 industrials, municipalities and other electric utilities. KCP&L’s retail revenues were 80%, 84% and 88% of its total operating revenues in 2004, 2003 and 2002, respectively. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. KCP&L’s total electric revenues accounted for approximately 44%, 49% and 56% of Great Plains Energy’s revenues in 2004, 2003 and 2002, respectively. KCP&L’s income from continuing operations accounted for approximately 86%, 67% and 75% of Great Plains Energy’s income from continuing operations in 2004, 2003 and 2002, respectively.

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

Missouri jurisdictional retail revenues averaged 57% of KCP&L’s total retail revenue over the last three years. Kansas jurisdictional retail revenues averaged 43% of KCP&L’s total retail revenue over the last three years. See Item 7. Management’s Discussion and Analysis, Critical Accounting Policies section for additional information concerning regulatory matters.

Market-Based Rate Authority

KCP&L is authorized by FERC to sell wholesale power at market-based rates. As a condition of that authority, every three years, KCP&L must submit to FERC an updated market power analysis. Pursuant to that condition, KCP&L submitted its most recent update in 2004. Since KCP&L’s previous update, FERC revised its market power analysis and devised two screens to identify companies that potentially had generation market power. In December 2004, FERC issued an order explaining that KCP&L passed FERC’s new indicative market power screens in all markets except its own control area and the control area of The Board of Public Utilities of Kansas City, Kansas (KCBPU). FERC instituted a proceeding to determine whether KCP&L may continue to charge market-based rates in its control area and the KCBPU control area. FERC instructed KCP&L to submit additional information demonstrating that it lacked generation market power in its control area and the KCBPU control area, propose mitigation measures that would apply to wholesale sales in those areas, or accept FERC’s cost-based rates for wholesale sales in those areas. In February 2005, KCP&L submitted additional information to demonstrate that it does not possess market power in its control area or the control area of KCBPU. FERC action on that submission is pending.

The FERC clarified in the December 2004 order that any resulting mitigation or refunds would be limited to wholesale, market-based sales within the KCP&L and KCBPU control areas because those are the geographic markets for which FERC’s indicative screens identified the potential for generation market power. However, nearly all of KCP&L’s market-based, wholesale sales are outside of its control area and the control area of KCBPU. Consequently, based on 2004 sales figures, FERC’s proceeding pertains to less than 4% of KCP&L’s wholesale revenues.

Wolf Creek

The NRC evaluates plant performance by analyzing two distinct inputs: inspection findings resulting from NRC's inspection program and performance indicators (PIs) reported by the licensee (Inspection Findings + Performance Indicators = Plant Assessment). Both PIs and inspection findings are evaluated and given a color designation based on their safety significance. Green inspection findings or PIs indicate very low risk significance and therefore have little or no impact on safety. A plant with green inspection findings and all green PI’s receives the minimum regimen of inspections from the NRC. White, yellow or red inspection findings or PIs each, respectively, represent a greater degree of safety significance. PIs are reported quarterly, looking back on the preceding 12 months. During the “current” 12 month cycle (i.e. ending 4th quarter 2004), Wolf Creek experienced 3 unscheduled shutdowns or “scrams” resulting in this PI to approach moving from the green into the white band. There is currently enough margin in this PI to sustain one additional plant trip without turning the PI white. Assuming no additional scrams between now and the end of the third quarter, this margin will grow to two scrams. A unit with green inspection findings, 14 green PIs and a single white PI is still considered to be meeting all NRC oversight objectives. However, the NRC might require an additional inspection be performed to evaluate the causes and corrective actions for the white PI and to determine if any violations occurred. Wolf Creek’s current rating on all inspection findings and PIs is green.

Regional Transmission Organization

Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the MPSC and the KCC, during the second quarter of 2005 upon completion of the regional cost/benefit analysis currently being conducted for the SPP RTO. This cost/benefit analysis is being conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and is expected to be completed in the first quarter of 2005.

Competition

For years the electric industry was relatively stable, characterized by vertically integrated electric companies. During recent years however, federal and state developments aimed at promoting competition resulted in industry restructuring. The industry has moved from a fully regulated industry, comprised of integrated companies that combine generation, transmission and distribution, to a highly fragmented industry comprised of some fully integrated, regulated utility markets and some competitive wholesale generation markets with continuing regulation of transmission and distribution. However, the pace of restructuring has slowed significantly due primarily to public and governmental reactions to issues associated with deregulation efforts in California and the collapse of its wholesale electric energy market. While most states in the process of deregulating the generation of electricity have continued the process, no new states have initiated the deregulation process.

At the federal level, FERC is committed to the development of wholesale generation markets. The FERC has undertaken an initiative to standardize wholesale markets in the United States by promoting the formation of RTOs. As changes in the retail and wholesale markets have occurred, regulators and legislators in different jurisdictions have not coordinated these changes. In some cases, actions by one jurisdiction may conflict with actions by another, creating potentially incompatible obligations for public utilities. Restructuring issues are complex and are continually affected by events at the federal and state levels; however, these changes may result in fundamental alterations in the way traditional integrated utilities conduct business.

Management believes the transition to competition will continue, although at a slow pace, particularly at the state level. Missouri and Kansas continue on the fully integrated utility model and no legislation authorizing retail choice has been introduced in Missouri or Kansas for several years. If Missouri or Kansas were to pass legislation authorizing or mandating retail choice, KCP&L would no longer be able to apply regulated utility accounting principles to some, or all of its operations and may be required to write off certain regulatory assets and liabilities. See Note 4 to the consolidated financial statements for additional information regarding regulatory assets and liabilities.

Power Supply

KCP&L is a member of the SPP reliability region. As one of the ten regional members of the North American Electric Reliability Council, SPP is responsible for maintaining reliability in its area through coordination of planning and operations. As a member of the SPP, KCP&L is required to maintain a capacity margin of at least 12% of its projected peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP. There currently is not a penalty for falling below the required capacity margin.

KCP&L’s maximum system net hourly summer peak load of 3,610 MW occurred on August 21, 2003. The maximum winter peak load of 2,382 MW occurred on December 18, 2000. During 2004, the summer peak load was 3,384 MW and the winter peak load was 2,376 MW. The projected peak summer demand for 2005 is 3,533 MW. KCP&L has adequate generation assets to meet its projected capacity requirements through 2005. Capacity requirements for 2006 through 2009 are expected to be met through short-term capacity purchases, additional demand-side management and efficiency programs, uprates on several of KCP&L’s existing turbine generators and the potential additions of wind generation consistent with KCP&L’s strategic intent.

The majority of KCP&L’s rates do not contain an automatic fuel adjustment clause. Consequently, to the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing, natural gas or purchased power increase significantly after the expiration of the contracts described in this section, or if KCP&L’s lower fuel cost units do not meet anticipated availability levels, KCP&L’s net income may be adversely affected until the increased cost could be reflected in rates.

Fuel

The principal sources of fuel for KCP&L’s electric generation are coal and nuclear fuel. KCP&L expects, with normal weather, to satisfy about 98% of its 2005 fuel requirements from these sources with the remainder provided by natural gas and oil. The actual 2004 and estimated 2005 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated

	Estimated	Actual	Estimated	Actual
Fuel	2005	2004	2005	2004

Coal	77%	76%	1.02	0.94
Nuclear	21	23	0.43	0.40
Natural gas and oil	2	1	8.21	6.79

Total Generation	100%	100%	1.01	0.86

(a) Fuel mix based on percent of total MWhs generated.

Coal

During 2005, KCP&L’s generating units, including jointly owned units, are projected to burn approximately 13.3 million tons of coal. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin, the nation's principal supply region of low-sulfur coal. These contracts will satisfy approximately 100%, 90%, 70% and 35%, respectively, of the projected coal requirements for 2005 through 2008. The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases. The existing contracts have been entered into over time at higher prices as the coal market price has risen creating an increase in coal costs for 2005 and beyond.

KCP&L has also entered into rail transportation contracts with various railroads for moving coal from Powder River Basin to its generating units. These contracts will satisfy approximately 100% of the rail transportation requirements for 2005 and approximately 75% to 80% of the requirements for 2006 through 2010. The major railroads delivering coal to KCP&L have recently experienced congestion and deterioration of service due in part to severe winter weather and limited capacity. Although KCP&L’s coal inventory management process is designed to deal with fuel supply disruptions, such disruptions could cause KCP&L to reduce generation at one or more of its coal-fired plants, resulting in reduced wholesale sales, increased replacement power costs, or both.

Nuclear Fuel

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

The owners of Wolf Creek have on hand or under contract 100% of the uranium and conversion services needed to operate Wolf Creek through September 2009. The owners also have under contract 100% of the uranium enrichment required to operate Wolf Creek through March 2008. Fabrication requirements are under contract through 2024.

All uranium, uranium conversion and uranium enrichment arrangements, as well as the fabrication agreement, have been entered into in the ordinary course of business. However, contraction and consolidation among suppliers of these commodities and services, coupled with increasing worldwide demand and past inventory drawdowns, have introduced some uncertainty as to Wolf Creek's ability to replace some of these contracts in the event of a protracted supply disruption. Great Plains Energy’s management believes this potential problem is common to the nuclear industry. Accordingly, in the event the affected contracts were required to be replaced, Great Plains Energy’s and Wolf Creek's management believes that the industry and government would arrive at a solution to minimize disruption of the nuclear industry's operations, including Wolf Creek's operations. In addition, Wolf Creek’s management has taken actions to reduce the risk to Wolf Creek of short-term supply disruptions.

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

In January 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. About sixty other similar cases are pending before that court, four of which went to trial in 2004. Another federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L cannot predict the outcome of the Wolf Creek case.

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated the development of low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and

selected a site in northern Nebraska to locate a disposal facility. Nebraska officials opposed the site and Nebraska is no longer a member of the Compact. The Compact Commission has begun seeking alternative long-term waste disposal capability elsewhere. Currently, the low-level waste from Wolf Creek is being processed and disposed of in other federally approved sites. See Note 13 to the consolidated financial statements for additional information regarding low-level waste and the Compact.

Natural Gas

KCP&L is projecting increased use of natural gas during 2005 to support peak summer load as a result of KCP&L’s projected normal summer weather in 2005. KCP&L has slightly under half of its 2005 projected natural gas usage for retail load and firm MWh sales hedged. KCP&L expects fuel expense to increase in 2005 due to this increase in volume coupled with increasing market prices of natural gas.

Purchased Power

At times, KCP&L purchases power to meet its customers’ needs. Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand. KCP&L’s purchased power, as a percent of MWh requirements, averaged approximately 5% for 2004, 2003 and 2002. These purchases were primarily based on purchased power prices being more economical than the cost of using natural gas fired generation to meet demand.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

STRATEGIC ENERGY

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy after IEC’s May 2004 purchase of an additional 11.45% indirect interest. The Company paid cash of $90.0 million, including $1.2 million of transaction costs, for the additional indirect interest bringing the total invested in Strategic Energy to $122.1 million. See Note 8 to the consolidated financial statements for additional information regarding the acquisition. Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets. Strategic Energy’s total revenues accounted for approximately 56%, 51% and 44% of Great Plains Energy’s revenues in 2004, 2003 and 2002, respectively. Strategic Energy’s net income accounted for approximately 24%, 21% and 22% of Great Plains Energy’s income from continuing operations in 2004, 2003 and 2002, respectively.

Strategic Energy serves approximately 8,500 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy provides competitive electricity supply to over 54,000 commercial, institutional and small manufacturing accounts. Strategic Energy’s projected MWh deliveries for 2005 based on signed contracts and expected additional MWh deliveries are in the range of 21 million to 23 million MWhs.

Strategic Energy’s growth objective is to continue to expand in retail choice states and continue to earn its share of a large and growing market opportunity. Strategic Energy’s continued success is dependent on a number of industry and operational factors including, but not limited to, the ability to contract for wholesale MWhs to meet its customers’ needs at prices that are competitive with the host utility territory rates and with current and/or future competitors, the ability to provide value-added customer services and the ability to attract and retain employees experienced in providing service in retail choice states.

Power Supply

Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. Strategic Energy is subject to potential volatility to the extent that actual customer usage varies significantly from projections. The effect on purchased power expense would be dependent on conditions and prices in the wholesale market.

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

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2004, Strategic Energy’s five largest suppliers under forward supply contracts represented 70% of the total future committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade and the non-investment grade rated supplier collateralizes its position with Strategic Energy. Strategic Energy is subject to credit risk if a counterparty failed to perform under its contractual obligations. To reduce its credit exposure, Strategic Energy enters into payment netting agreements with certain counterparties that permit Strategic Energy to offset receivables and payables with such counterparties. Strategic Energy further reduces credit risk with certain counterparties by entering into agreements that enable Strategic Energy to terminate the transaction or modify collateral thresholds upon the occurrence of credit-related events.

Based on guidelines set by Strategic Energy’s Exposure Management Committee, counterparty credit risk is monitored by routinely evaluating the credit quality and performance of its suppliers. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy establishes counterparty credit limits and adjusts the amount of collateral required from its suppliers.

In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk is further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. Strategic Energy’s results of operations could also be affected if it were required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

Regulation

Strategic Energy, as a participant in the wholesale electricity and transmission markets, is subject to FERC jurisdiction. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where Strategic Energy is licensed to sell power. Each state has a public utility commission and rules related to retail choice. Each state’s rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy’s ability to provide retail electricity services in any jurisdiction. Strategic Energy is also subject to the jurisdiction of the SEC under the 35 Act, as described above.

In many markets, Independent System Operators (ISOs) or RTOs manage the power flows, maintain reliability and administer transmission access for the electric transmission grid in a defined region. ISOs and RTOs coordinate and monitor communications among the generator, distributor and retail electricity provider. Additionally, ISOs or RTOs manage the real-time electricity supply and demand, and direct the energy flow. Through these activities ISOs and RTOs maintain a reliable energy supply within their region.

As a competitive electricity supplier, Strategic Energy must register with each ISO or RTO in order to operate in the markets covered by their grids. Strategic Energy primarily engages with the following ISOs and RTOs:

•	PJM Interconnection
•	New England RTO (formerly ISO-New England)
•	California ISO
•	New York ISO
•	Electric Reliability Council of Texas (ERCOT)
•	Midwest ISO

In some cases, ISOs or RTOs provide Strategic Energy with all or a combination of the data for billing, settlement, application of electricity rates and information regarding the imbalance of electricity supply. In addition, they provide balancing energy services and ancillary services to Strategic Energy in the fulfillment of providing services to retail end users. Strategic Energy must go through a settlement process with each ISO or RTO in which the ISO or RTO compares scheduled power with actual meter reads during a given time period and adjusts the original costs charged to Strategic Energy through a revised settlement. These settlements typically include an initial daily settlement, a resettlement and a final settlement that occurs in ranges from 90 days to two years subsequent to the initial settlement, depending on the ISO or RTO. Strategic Energy makes estimates for these settlements in its normal operating cycle. Differences between estimated settlements and actual settlements are recorded as an adjustment to cost of sales in the period they become known.

All participants in the ISOs or RTOs have exposure to other market participants. In the event of default by a market participant within the ISOs or RTOs, the uncollectible balance is generally allocated to the remaining participants in proportion to their load share. Strategic Energy records these adjustments as they become known.

ISOs and RTOs may continue to modify the market structure and mechanisms in an attempt to improve market efficiency. In addition, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Strategic Energy’s activities. These actions could have an effect on Strategic Energy’s results of operations. Strategic Energy participates extensively, together with other market participants, in relevant ISO and RTO governance and regulatory issues.

Competition

Strategic Energy operates in several retail choice electricity markets. Strategic Energy has several competitors that operate in most or all of the same states in which Strategic Energy services customers. Some of these competitors also operate in states other than where Strategic Energy has operations. Strategic Energy also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy’s competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing, and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. There is a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices, which negatively effects Strategic Energy’s ability to compete in a rising wholesale price environment. The principal elements of competition are price, service and product differentiation.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L EMPLOYEES

At December 31, 2004, Great Plains Energy had 2,417 employees. Consolidated KCP&L had 1,786 employees, including 1,331 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2005, negotiations for a new agreement began in February 2005), with Local 1464, representing transmission and distribution workers (expires January 31, 2006), and with Local 412, representing power plant workers (expires February 28, 2007).

All of the individuals in the following table have been officers or employees in a responsible position with the Company for the past five years except as noted in the footnotes. The term of office of each officer commences with his or her appointment by the Board of Directors and ends at such time as the Board of Directors may determine. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

Executive Officers of Great Plains Energy and KCP&L at December 31, 2004
Name	Age	Current Position(s)	Year Assumed An Officer Position

Michael J. Chesser (a)	56	Chairman of the Board and Chief Executive Officer - Great Plains Energy Chairman of the Board - KCP&L	2003
William H. Downey (b)	60	President and Chief Operating Officer - Great Plains Energy President and Chief Executive Officer - KCP&L	2000
Andrea F. Bielsker (c)	46	Senior Vice President - Finance, Chief Financial Officer and Treasurer - Great Plains Energy Senior Vice President - Finance, Chief Financial Officer and Treasurer - KCP&L	1996
John J. DeStefano	55	President - Great Plains Power Incorporated President - Home Service Solutions Inc. President - Worry Free Service, Inc.	1989
Stephen T. Easley (d)	49	Vice President - Generation Services - KCP&L	2000
William P. Herdegen III (e)	50	Vice President - Distribution Operations - KCP&L	2001
Jeanie S. Latz	53	Executive Vice President - Corporate and Shared Services and Secretary - Great Plains Energy Secretary - KCP&L	1991
Shahid Malik(f)	44	President and Chief Executive Officer - Strategic Energy	2004
Nancy J. Moore	55	Vice President - Customer Services - KCP&L	2000
Brenda Nolte (g)	52	Vice President - Public Affairs - Great Plains Energy	2000
William G. Riggins (h)	46	General Counsel - Great Plains Energy	2000
Richard A. Spring	50	Vice President - Transmission Services - KCP&L	1994
Lori A. Wright (i)	42	Controller - Great Plains Energy Controller - KCP&L	2002
(a)

Mr. Chesser was Chief Executive Officer of United Water (2002-2003), President and Chief Executive Officer of GPU Energy (2000-2002) and President and Chief Executive Officer of Itron, Inc. (1999-2000).

(b)	Mr. Downey joined the Company in 2000 as Executive Vice President of KCP&L and President – KCP&L Delivery Division. He previously was principal of W.H. Downey & Associates (1999-2000).
(c)	Ms. Bielsker resigned her positions in March 2005.
(d)

Mr. Easley was President and CEO of GPP (2001-2002), Vice President – Business Development of KCP&L Power Division (2000-2001) and Director of Construction of KCP&L (1999-2000). He was promoted to Senior Vice President-Supply of KCP&L in March 2005.

(e)

Mr. Herdegen was Chief Operating Officer of Laramore, Douglass and Popham, an engineering consulting company, (2001) and Vice President and Director of Utilities Practice of System Development Integration, a consulting company, (1999-2001).

(f)

Mr. Malik was appointed as President and Chief Executive Officer of Strategic Energy effective November 10, 2004. Mr. Malik was a partner of Sirius Solutions LLP, a consulting company, (2002-2004) and President of Reliant Energy Wholesale Marketing Group (1999-2002).

(g)	Ms. Nolte was Vice President, Corporate Affairs, of AMC Entertainment (1997-2000). Ms. Nolte resigned her position with Great Plains Energy effective February 7, 2005.
(h)	Mr. Riggins' position was changed to Vice President - Legal and Environmental of KCP&L in March 2005.
(i)

Ms. Wright served as Assistant Controller of KCP&L from 2001 until named Controller in 2002 and was Director of Accounting and Reporting of American Electric Power Company, Inc. (which acquired Central & South West Corporation) (2000-2001) and Assistant Controller of Central & South West Corporation (1997-2000).

Available Information

Great Plains Energy’s website is www.greatplainsenergy.com and KCP&L’s website is www.kcpl.com. Information contained on the companies’ websites is not incorporated herein. Both companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.

ITEM 2. PROPERTIES

KCP&L Generation Resources

KCP&L’s generating facilities are detailed in the following table.

		Year	Estimated 2005		Primary
	Unit	Completed	MW Capacity		Fuel

Base Load	Wolf Creek	1985	548	(a)	Nuclear
	Iatan	1980	469	(a)	Coal
	LaCygne 2	1977	337	(a)	Coal
	LaCygne 1	1973	362	(a)	Coal
	Hawthorn 5 (b)	1969	565		Coal
	Montrose 3	1964	176		Coal
	Montrose 2	1960	164		Coal
	Montrose 1	1958	170		Coal
Peak Load	West Gardner 1, 2, 3 and 4 (c)	2003	308		Gas
	Osawatomie (c)	2003	77		Gas
	Hawthorn 9 (d)	2000	137		Gas
	Hawthorn 8 (e)	2000	77		Gas
	Hawthorn 7 (e)	2000	77		Gas
	Hawthorn 6 (e)	1997	132		Gas
	Northeast 17 and 18 (e)	1977	117		Oil
	Northeast 15 and 16 (e)	1975	116		Oil
	Northeast 13 and 14 (e)	1976	114		Oil
	Northeast 11 and 12 (e)	1972	111		Oil
	Northeast Black Start Unit	1985	2		Oil

Total			4,059

(a) KCP&L's share of a jointly owned unit.
(b) The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(c) KCP&L entered an operating lease with a Lease Trust to finance the purchase, installation, assembly and construction of the combustion turbines and related property and equipment. KCP&L consolidated the
Lease Trust effective October 1, 2003.
(d) Heat Recovery Steam Generator portion of combined cycle.
(e) Combustion turbines.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri) and Northeast Station (Jackson County, Missouri). KCP&L leases West Gardner Station (Johnson County, Kansas) and Osawatomie Station (Miami County, Kansas). KCP&L also owns 50% of the 724 MW LaCygne 1 Unit and 674 MW LaCygne 2 Unit (Linn County, Kansas), 70% of the 670

MW Iatan Station (Platte County, Missouri) and 47% of the 1,166 MW Wolf Creek Unit (Coffey County, Kansas).

KCP&L Transmission and Distribution Resources

KCP&L’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. KCP&L owns approximately 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines and approximately 3,600 miles of underground distribution lines in Missouri and Kansas. KCP&L has all the franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived. KCP&L’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve its customers.

KCP&L General

KCP&L’s principal plants and properties, insofar as they constitute real estate, are owned in fee simple, except for the West Gardner and Osawatomie stations which are leased pursuant to a lease with a special purpose entity, which has been consolidated under Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” as amended. Certain other facilities are located on premises held under leases, permits or easements. KCP&L electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.

ITEM 3. LEGAL PROCEEDINGS

Weinstein v. KLT Telecom

Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit alleging breach of contract. Weinstein seeks damages of at least $15 million, plus statutory interest. KLT Telecom believes it has meritorious defenses to this lawsuit. Trial of this suit is scheduled to begin in May 2005.

Hawthorn No. 5 Litigation

KCP&L filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Travelers Indemnity Company of Illinois (Travelers) in Missouri state court on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In 1999, there was a boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union and Reliance National Insurance had issued a $200 million primary insurance policy and Travelers had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose among KCP&L, National Union and Travelers regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses, and KCP&L filed suit against the two carriers. In that suit, KCP&L sought recovery, subject to the limits of the insurance policies, of Hawthorn No. 5 reconstruction costs and replacement power expenses, plus damages and attorneys’ fees from National Union for failing to pay the full amount of its insurance policy. In 2004, KCP&L settled with National Union for the amount remaining under the primary insurance policy limit, less the applicable deductible. In January 2005, KCP&L settled with Travelers for $10 million. This settlement does not encompass any alleged subrogation claims Travelers may have against National Union or any alleged subrogation claims with regard to possible future recoveries by National Union and KCP&L in the litigation described in the next paragraph.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various other defendants have settled with KCP&L. KCP&L received  $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2004, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY

Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. At December 31, 2004, Great Plains Energy’s common stock was held by 15,188 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range				Common Stock
	2004		2003		Dividends Declared

Quarter	High	Low	High	Low	2005	2004	2003

First	$35.29	$31.66	$25.00	$21.36	$0.415	$0.415	$0.415
Second	34.36	29.23	30.31	23.75		0.415	0.415
Third	31.71	28.62	30.84	27.32		0.415	0.415
Fourth	30.71	28.17	32.78	30.10		0.415	0.415

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

Equity Compensation Plan

The Great Plains Energy Long-Term Incentive Plan is an equity compensation plan, approved by its shareholders, which authorizes the issuance of Great Plains Energy stock options, restricted stock, performance shares and other stock-based awards. The following table provides information, as of December 31, 2004, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the Long-Term Incentive Plan. The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	215,286 (1)	$25.48 (2)	2,223,029
Equity compensation plans not
approved by security holders	-	-	-

Total	215,286 (1)	$25.48 (2)	2,223,029

(1) Includes 19,313 performance shares at target performance levels and options for 195,973 shares of Great
Plains Energy common stock outstanding at December 31, 2004.
(2) The 19,313 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

Purchases of Equity Securities

Portions of restricted stock grants made under the Long-Term Incentive Plan that vested on December 31, 2004, were transferred by the recipients to Great Plains Energy for payment of taxes due upon the vesting of the grants. The following table provides information regarding these transfers of Great Plains Energy common stock during the fourth quarter of 2004.

Issuer Purchases of Equity Securities

			Total Number of	Maximum Number
			Shares Purchased	of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Month	Purchased	per Share	or Programs	Plans or Programs (a)

October 1 - 31	-	$-	-	2,236,362
November 1 - 30	-	-	-	2,223,029
December 1 - 31	14,500	30.41	14,500	2,223,029

Total	14,500	$30.41	14,500

(a) The Long-Term Incentive Plan became effective on May 5, 1992. The maximum aggregate number of shares of common stock available for awards under this plan is three million. Awards may be granted under this plan until May 5, 2012. The shares in this column represent the aggregate number of securities remaining available for future issuance under the Long-Term Incentive Plan.

KCP&L

KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

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

Equity Compensation Plan

KCP&L does not have any equity compensation plans; however, KCP&L officers participate in the Long-Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2004 (b)	2003 (b)	2002 (b)	2001	2000

Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,464	$2,148	$1,802	$1,399	$1,086
Income (loss) from continuing operations (c)	$174	$190	$137	$(28)	$53
Net income (loss)	$181	$145	$126	$(24)	$159
Basic and diluted earnings (loss) per common
share from continuing operations	$2.39	$2.72	$2.16	$(0.49)	$0.83
Basic and diluted earnings (loss) per
common share	$2.49	$2.07	$1.99	$(0.42)	$2.54
Total assets at year end	$3,799	$3,682	$3,517	$3,464	$3,309
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,296	$1,347	$1,332	$1,342	$1,286
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	3.51	4.23	2.99	(d)	1.88

Consolidated KCP&L (a)
Operating revenues	$1,092	$1,057	$1,013	$1,287	$1,086
Income from continuing operations (e)	$143	$126	$103	$116	$53
Net income	$143	$117	$96	$120	$159
Total assets at year end	$3,337	$3,303	$3,139	$3,146	$3,309
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,126	$1,336	$1,313	$1,311	$1,286
SEC ratio of earnings to fixed charges	3.34	3.69	2.88	2.07	1.88

(a) Great Plains Energy’s consolidated financial statements include consolidated KCP&L, KLT Inc., GPP, IEC and GPES. KCP&L’s consolidated financial statements include its wholly owned subsidiary HSS. In addition, KCP&L’s consolidated results of operations include KLT Inc. and GPP for all periods prior to the
October 1, 2001, formation of the holding company, Great Plains Energy.
(b) See Management’s Discussion and Analysis for explanations of 2004, 2003 and 2002 results.
(c) This amount is before discontinued operations of $7.3, $(44.8), $(7.5), $4.3 and $75.6 million in 2004 through 2000, respectively. In 2002, this amount is before the $3.0 million cumulative effect of a change in accounting principle. For further information, see Notes to Consolidated Financial Statements. In 2000, this amount is before the $30.1 million cumulative effect of changes in pension accounting.
(d) An $87.1 million deficiency in earnings caused the ratio of earnings to fixed charges to be less than a one-
to-one coverage. A $195.8 million net write-off before income taxes related to the bankruptcy filing of
DTI was recorded in 2001.
(e) This amount is before discontinued operations of $(8.7), $(4.0), $3.6 and $75.6 million in 2003, 2002, 2001 and 2000, respectively. In 2002, this amount is before the $3.0 million cumulative effect of a change in accounting principle. For further information, see Notes to Consolidated Financial Statements. In 2000, this amount is before the $30.1 million cumulative effect of changes in pension accounting.

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

SIGNIFICANT EVENTS IN 2004

•	Exited the KLT Gas business
•	Developed a comprehensive strategic intent
•	Initiated discussions with interested participants on a comprehensive energy plan at KCP&L
•	Completed an equity offering to strengthen the balance sheet
•	Purchased an additional indirect interest in Strategic Energy

OVERVIEW

Great Plains Energy is a public utility holding company registered with and subject to the regulation of the SEC under the 35 Act. Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries are KCP&L, KLT Inc., GPP, IEC and Services. As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

KCP&L

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide reliable affordable electricity to almost 495,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

KCP&L has a wholly owned subsidiary, HSS, which held a residential services investment, Worry Free. HSS entered into a letter of intent to sell Worry Free in December 2004 and closed the sale in February 2005.

Strategic Energy

Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. Strategic Energy does not own any generation, transmission or distribution facilities. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy after IEC’s May 2004 purchase of an additional 11.45% indirect interest. See Note 8 to the consolidated financial statements for additional information about the acquisition.

Strategic Energy serves approximately 8,500 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy provides competitive electricity supply to over 54,000 commercial, institutional and small manufacturing accounts. Strategic Energy had a

79% customer retention rate for 2004 and expects continued growth in 2005, with MWhs delivered projected to range from 21 to 23 million. The increase in MWhs delivered is expected to be more than offset by a decline in average gross margin per MWh. Strategic Energy currently expects the gross margin per MWh on new customer contracts to average from $3.00 to $4.00 and gross margin per MWh on total customer contracts to average $4.60 to $5.00 in 2005.

Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 15.4 million, 4.4 million and 1.2 million for the years 2005 through 2007, respectively. Strategic Energy expects to deliver additional MWhs in these years through growth in existing markets, retention of existing customers and expansion into new markets. Higher wholesale energy prices have reduced savings available to customers in some markets compared to prevailing utility rates, which have created more customer price sensitivity and reduced average contract lengths and the rate of backlog growth.

STRATEGIC INTENT

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

•

Great Plains Energy, through Strategic Energy, will continue to profitably grow its competitive supply business, expanding into new markets, and creating new offerings when economical, and further cementing its reputation as the premium energy retailer from the standpoint of customer focus and value added.

•	Great Plains Energy will collaborate even more closely with customers, communities and regulators to take a broader view in anticipating and meeting their energy needs.
•	Great Plains Energy will continue to manage its business to achieve disciplined growth, and strong operating performance and deliver strong returns to its shareholders.

Since the July 2004 announcement, Strategic Energy has initiated several product innovations and process improvements to adapt to market conditions and changing customer needs. Strategic Energy has developed new product offerings including contract options to satisfy the desire of some customers to accept more commodity risk themselves in the near term, contracts that trigger automatically if prices fall to predefined levels and contracts to aid customers who desire to take a balanced approach to their power needs with a combination of short, medium and longer term contracts. Strategic Energy is also implementing processes to sharpen its customer targeting approach to insure that the right products and services are being offered to various customer segments to meet customers’ needs. Additionally, electricity supply costs represent over 90% of Strategic Energy’s total costs. Strategic Energy is currently exploring innovative ways to manage these supply costs to enhance its competitiveness.

Since the July 2004 announcement, KCP&L, through a MPSC established workshop docket, began discussions with interested participants, including the MPSC staff and the KCC staff, among others, to collaborate on and develop a regulatory plan to implement KCP&L’s proposed comprehensive energy plan, which includes:

•	accelerated environmental investments of $300 million to $350 million for selected existing plants,
•	investment in up to 200 megawatts of wind generation,
•	building and owning up to 500 megawatts of an 800 to 900 megawatt coal fired plant at the Iatan site in Missouri and
•	development of technologies and pilot programs to help customers conserve energy.

The proposal has the potential to add approximately $1.1 billion in capital investment for KCP&L over the next five years and is dependent upon approvals from the MPSC and KCC. In February 2005, the MPSC issued an order closing a workshop docket established specifically for the discussions. KCP&L continues in discussions with the interested participants with the goal of developing an agreement on implementation of the comprehensive energy plan to be formally submitted by KCP&L to the MPSC and KCC for approval. KCP&L anticipates that the next step in the process would include hearings scheduled by the MPSC and KCC to take testimony regarding the implementation of the comprehensive energy plan.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on the results of operations and financial position.

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

These assumptions are updated annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions”. In selecting an assumed discount rate, the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation was considered. The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan. These assumptions are based on the Company’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 9 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5 percent increase or a 0.5 percent decrease in key actuarial assumptions. Each sensitivity reflects an evaluation of the change based solely on a change in that assumption only.

		Impact on		Impact on
		Projected	Impact on	2004
	Change in	Benefit	Pension	Pension
Actuarial assumption	Assumption	Obligation	Liability	Expense

		(millions)
Discount rate	0.5% increase	$(28.3)	$(16.1)	$(1.7)
Rate of return on plan assets	0.5% increase	-	-	(1.8)
Discount rate	0.5% decrease	30.3	18.6	1.8
Rate of return on plan assets	0.5% decrease	-	-	1.8

For the year ended December 31, 2004, the Company recorded pension expense of approximately $21.8 million, a $4.3 million increase from the prior year. Pension expense for 2005 is expected to approximate $27.0 million, a $5.2 million increase over 2004. The increase is primarily due to the amortization of investment losses from prior years that are recognized on a rolling five-year average basis and lower discount rates.

The Company’s pension plan assets are primarily made up of equity and fixed income investments. The market value of the plan assets increased $29.5 million in 2004 reflecting continued improvement in the equity markets since the decline in 2002 and 2001. At plan year-end 2004, the fair value of pension plan assets was $370.5 million, not including a $20.7 million contribution made in 2004 after the plan year-end.

The total accumulated benefit obligation (ABO) of the plans exceeded the fair value of plan assets requiring the Company to record an additional minimum pension liability of $84.2 million including $79.8 million recorded at KCP&L. See Note 9 to the consolidated financial statements for additional information.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, the additional pension liability and cash funding requirements due to volatile market conditions; however, similar charges may be required in the future.

Regulatory Matters

As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP if KCP&L were not regulated. Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment on utility plant assets as determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See Note 4 to the consolidated financial statements for a discussion of regulatory assets and liabilities.

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

Revisions to the estimated liabilities of KCP&L could occur due to changes in the decommissioning or other cost estimates, extension of the nuclear operating license or changes in federal or state regulatory requirements. KCP&L has legal Asset Retirement Obligations (ARO) for certain other assets where it is not possible to estimate the time period when the obligations will be settled. Consequently, the retirement obligations cannot be measured at this time. See Note 16 to the consolidated financial statements for a discussion of ARO.

Although the liability for Wolf Creek decommissioning costs recorded under the ARO method is expected to be substantially the same at the end of Wolf Creek’s life as the liability to be recorded pursuant to regulatory orders, the rate at which the liability increases varies under the different methods. Because KCP&L is subject to SFAS No. 71, the difference in the recognition of the liability will have no impact on net income.

Asset Impairment, including Goodwill and Other Intangible Assets

SFAS No. 144

Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144.

During 2003, KLT Gas management determined that two gas properties were impaired as development activities indicated a decline in the estimates of future gas production. As a result of the lower estimated production, the carrying amount of each property exceeded its estimated fair value based upon discounted estimated future cash flows, which resulted in impairments on the two properties. Internal and third party models were used in the Company’s estimate of future production volumes, natural gas pricing, capital expenditures and operating costs. Cash flow models were based on management’s understanding of prospect geology, well costs and projected operating expenses. Natural gas pricing assumptions were based on the New York Mercantile Exchange Henry Hub Natural Gas forward curve, adjusted for basis differentials and other transportation charges.

Additionally in 2003, Great Plains Energy management performed a strategic review of the KLT Gas portfolio and operations. Management determined it would recommend a sale of the KLT Gas portfolio and a plan to exit the gas business at the February 2004 Board of Directors’ meeting. As a result of its decision to recommend a sale of the KLT Gas portfolio and exit the gas business, Great Plains Energy management engaged a second third party firm to complete a market reference valuation analysis for the Company’s use in determination of the fair value of the KLT Gas portfolio. As a result of the KLT Gas strategic review and market reference valuation analysis having been conducted, an impairment test of the entire KLT Gas portfolio was performed at December 31, 2003, in accordance with SFAS No. 144, using a probability weighting of the likelihood of potential outcomes at the February 2004 meeting. The impairment test considered 1) the scenario of sale of the entire KLT Gas portfolio with fair value based on estimated market prices and 2) the scenario of hold and use with fair value determined by risk adjusted discounted cash flows.

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. As a result, the carrying amount of the KLT Gas portfolio was written down to its estimated realizable value. See Note 6 to the consolidated financial statements for a discussion of KLT Gas discontinued operations and SFAS 144 impairments.

SFAS No. 142

Great Plains Energy, through IEC, completed its purchase of an additional indirect interest in Strategic Energy during 2004. The Company recorded indefinite and finite lived intangible assets at fair value in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets.” Finite lived intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144. Indefinite lived intangibles are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142. See Note 8 to the consolidated financial statements for additional information.

Goodwill is tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, the implied fair value of the reporting unit goodwill must be compared with its carrying value to determine the amount of impairment. Strategic Energy’s 2004 annual impairment test was completed as of September 1, the annual review date, and there was no impairment of the Strategic Energy goodwill. See Note 5 to the consolidated financial statements for information regarding the impact of adopting SFAS No. 142 on goodwill and goodwill amortization.

The accounting estimates related to impairment analyses are subject to change from period to period because management is required to make assumptions about future sales, operating costs and discount rates over an indefinite life. Actual margins and volumes have fluctuated and, to a great extent, fluctuations are expected to continue. The estimates of future margins are based upon internal budgets, which incorporate estimates of customer growth, business expansion and weather trends, among other items.

Strategic Energy – Energy and Energy-related Contract Accounting

Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers under full requirement sales contracts. Both the forward purchase contracts and the full requirements sales contracts meet the accounting definition of a derivative; however, on a majority of the forward purchase derivative contracts and all of the full requirement sales contracts, Strategic Energy applies the normal purchases and normal sales exception (NPNS) accounting treatment. Accordingly, Strategic Energy records receivables and revenues generated from the sales contracts as energy is delivered and consumed by the retail customer. Likewise, a liability and purchase power expense are recorded when the energy under forward physical delivery contracts is delivered to Strategic Energy’s retail customers.

An inability to sustain the NPNS accounting treatment for forward purchase derivative contracts could result in asymmetrical accounting, whereby the timing of the impact on operating income would differ if NPNS accounting treatment was applied to the full requirements sales contracts, but the forward purchase derivative contracts no longer qualified for NPNS accounting treatment.

For forward purchase contracts that do not meet the qualifying criteria for NPNS accounting treatment, Strategic Energy elects cash flow hedge accounting where appropriate. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in OCI and subsequently reclassified as purchased power expense in Great Plains Energy’s consolidated statement of income as the power is delivered and/or the contract settles. Additionally, in the future, OCI may have greater fluctuations than historically because of a larger number of derivative contracts designated for cash flow hedge accounting, but these fluctuations would not affect current period operating income or cash flows.

Changes in fair value of forward purchase derivative contracts that do not meet the requirements for the NPNS accounting treatment or cash flow hedge accounting are recorded in operating income and as a current or long-term derivative asset or liability. The subsequent changes in the fair value of these contracts could result in operating income volatility as the fair value of the changes in the associated derivative assets and liabilities are recorded on a net basis in purchased power expense in Great Plains Energy’s consolidated statement of income.

Derivative assets and liabilities consist of a combination of energy and energy-related contracts. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices. The market prices used to determine fair value reflect management's best estimate considering time, volatility and historical trends. However, future market prices will vary from those used in recording energy assets and liabilities at fair value, and it is possible that such variations could be significant.

Market prices for energy and energy-related commodities vary based upon a number of factors. Changes in market prices will affect the recorded fair value of energy contracts. Changes in the fair value of energy contracts will affect operating income in the period of the change for contracts under fair value accounting and OCI in the period of change for contracts under cash flow hedge accounting, while changes in forward market prices related to contracts under accrual accounting will affect operating income in future periods to the extent those prices are realized. Strategic Energy cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	2004	2003	2002

	(millions)
Operating revenues	$2,464.0	$2,148.0	$1,802.3
Fuel	(179.4)	(160.3)	(159.7)
Purchased power - KCP&L	(52.5)	(53.2)	(46.2)
Purchased power - Strategic Energy	(1,247.5)	(968.9)	(685.4)
Other operating expenses	(510.6)	(479.2)	(465.1)
Depreciation and amortization	(150.1)	(142.8)	(146.8)
Gain (loss) on property	(5.1)	23.7	1.4

Operating income	318.8	367.3	300.5
Non-operating income (expenses)	(8.4)	(13.0)	(13.1)
Interest charges	(83.0)	(76.2)	(87.4)
Income taxes	(54.5)	(78.6)	(51.3)
Minority interest in subsidiaries	2.1	(7.8)	(10.8)
Loss from equity investments	(1.5)	(2.0)	(1.2)

Income from continuing operations	173.5	189.7	136.7
Discontinued operations	7.3	(44.8)	(7.5)
Cumulative effect of a change in
accounting principle	-	-	(3.0)

Net income	180.8	144.9	126.2
Preferred dividends	(1.6)	(1.6)	(1.7)

Earnings available for common stock	$179.2	$143.3	$124.5

Great Plains Energy’s 2004 earnings, as detailed in the following table, increased to $179.2 million, or $2.49 per share, from $143.3 million, or $2.07 per share in 2003. The issuance of 5.0 million shares in June 2004 diluted 2004 EPS by $0.10.

				Earnings Per Great
	Earnings			Plains Energy Share

	2004	2003	2002	2004	2003	2002

	(millions)
KCP&L	$150.0	$127.2	$102.9	$2.08	$1.84	$1.64
Subsidiary operations	(6.7)	(1.3)	(0.2)	(0.09)	(0.02)	-
Discontinued operations (RSAE)	-	(8.7)	(4.0)	-	(0.13)	(0.06)
Cumulative effect of a change
in accounting principle	-	-	(3.0)	-	-	(0.05)

Consolidated KCP&L	143.3	117.2	95.7	1.99	1.69	1.53
Strategic Energy	42.5	39.6	29.7	0.59	0.57	0.48
Other non-regulated operations	(12.3)	24.2	4.3	(0.17)	0.35	0.07
Discontinued operations (KLT Gas)	7.3	(36.1)	(3.5)	0.10	(0.52)	(0.06)
Preferred dividends	(1.6)	(1.6)	(1.7)	(0.02)	(0.02)	(0.03)

Great Plains Energy	$179.2	$143.3	$124.5	$2.49	$2.07	$1.99

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains Energy's assets and liabilities as a whole.

The increase in Great Plains Energy’s 2004 earnings is primarily due to an increase in KCP&L’s wholesale MWhs sold at higher wholesale prices, the May 2004 purchase of an additional 11.45% indirect interest in Strategic Energy and a $10.8 million favorable impact of state tax planning on the composite tax rate for the Company. The increase in KCP&L’s wholesale MWh sales was primarily due to increased generation, bundling transmission with energy and lower retail loads during the summer months. The Great Plains Energy earnings increase was offset by an increase in operating expenses at KCP&L and Strategic Energy, a $5.3 million impairment related to the first quarter 2005 sale of Worry Free, the net effect on 2003 earnings of the Hawthorn No. 5 litigation settlements and the $28.1 million net gain in 2003 related to the DTI bankruptcy. Additionally, a continuing environment of higher and less volatile energy prices and flat to higher forward electricity prices continue to negatively impact Strategic Energy’s average gross margins. Discontinued operations (KLT Gas) primarily reflect the gain on sales of assets in 2004 and the loss due to the impairment related to the exit of the business in 2003. Discontinued operations (RSAE) primarily reflect the loss on the sale of RSAE in 2003.

Great Plains Energy’s 2003 earnings increased to $143.3 million, or $2.07 per share, from $124.5 million, or $1.99 per share in 2002. The issuance of 6.9 million shares in November 2002 diluted 2003 EPS by $0.23. The increase in Great Plains Energy’s 2003 earnings is primarily due to an increase in wholesale MWh sales, partial settlements of the Hawthorn No. 5 litigation, the fourth quarter 2002 purchase of an additional 6.0% indirect interest in Strategic Energy and the $28.1 million net gain related to the DTI bankruptcy. The increase in wholesale revenues was partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. In 2003, discontinued operations (KLT Gas) reflect an operating loss, property impairments and impairments related to the exit of the business. Discontinued operations (RSAE) primarily reflect the loss on the sale of RSAE in 2003.

Great Plains Energy’s projected net income is expected to decrease in 2005. The decrease in projected net income for 2005 is due to a significant increase in fuel costs at KCP&L, lower anticipated 2005 average gross margins at Strategic Energy, expiration of a portion of the Company’s investment tax credits in 2005 and the absence of the 2004 impact of the lower composite tax rate on deferred tax balances. These factors are projected to more than offset projected retail load growth and operational expense savings at KCP&L as well as lower holding company losses in 2005.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the integrated electric utility. The following table summarizes consolidated KCP&L's comparative results of operations.

	2004	2003	2002

	(millions)
Operating revenues	$1,091.6	$1,057.0	$1,012.8
Fuel	(179.4)	(160.3)	(159.7)
Purchased power	(52.5)	(53.2)	(46.2)
Other operating expenses	(442.3)	(422.6)	(411.6)
Depreciation and amortization	(145.2)	(141.0)	(145.5)
Gain (loss) on property	(5.1)	1.6	0.2

Operating income	267.1	281.5	250.0
Non-operating income (expenses)	(1.9)	(3.1)	(4.1)
Interest charges	(74.2)	(70.3)	(80.3)
Income taxes	(52.8)	(83.5)	(62.9)
Minority interest in subsidiary	5.1	1.3	-

Income from continuing operations	143.3	125.9	102.7
Discontinued operations	-	(8.7)	(4.0)
Cumulative effect of a change
in accounting principle	-	-	(3.0)

Net income	$143.3	$117.2	$95.7

Consolidated KCP&L’s income from continuing operations increased $17.4 million in 2004 compared to 2003. Consolidated KCP&L’s operating revenues increased $34.6 million in 2004 compared to 2003, primarily due to a 14% increase in KCP&L’s wholesale MWhs sold and a 13% increase in the average wholesale market price. The increase in wholesale MWhs sold was primarily due to increased generation, bundling transmission with energy and lower than expected retail loads during the summer months. An increase in operating expenses more than offset these factors primarily due to the increase in MWhs generated, including higher coal and coal transportation costs, higher administrative expenses, a $7.3 million impairment charge related to the first quarter 2005 sale of Worry Free and the significant positive impact on 2003 of the Hawthorn No. 5 litigation settlements. Income taxes decreased due to the $10.1 million favorable impact of state tax planning on the composite tax rate and a $5.9 million allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement.

As described in Item 3. Legal Proceedings, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and its primary insurance company have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to the primary insurance company and 45% to KCP&L. Various defendants have settled with KCP&L in this litigation, resulting in KCP&L recording $2.4 million and $35.8 million in 2004 and 2003, respectively, under the terms of the subrogation allocation agreement. A portion of the settlements, $1.2 million and $17.3 million, for 2004 and 2003, respectively, was recorded as a recovery of capital expenditures. The following table summarizes the income statement impact related to the remainder of the settlements for loss of use of Hawthorn No. 5.

	2004	2003

	(millions)
Wholesale revenues	$0.2	$2.7
Fuel	0.2	4.0
Purchased power	0.8	11.8

Operating income	1.2	18.5
Income taxes	(0.5)	(7.2)

Net income	$0.7	$11.3

Consolidated KCP&L’s income from continuing operations increased $23.2 million in 2003 compared to 2002. Consolidated KCP&L’s operating revenues increased $44.2 million primarily due to a significant increase in wholesale MWhs sold at higher wholesale prices partially offset by the effect on retail revenues of the January 2003 Kansas rate reduction. Wholesale MWhs sold increased 16% in 2003 primarily due to increased generation and a more focused sales effort. Additionally, the average market price increased 33% primarily due to higher natural gas prices. Revenues also increased due to the partial settlements of Hawthorn No. 5 litigation. This increase in revenues combined with decreases in interest expense and depreciation expense more than offset increases in purchased power, pension, power plant maintenance and transmission expenses. The amortization of the Missouri jurisdictional portion of the January 2002 storm costs increased $3.1 million in 2003. In 2002, KCP&L expensed $16.5 million for the Kansas jurisdictional portion of the January 2002 storm costs.

Discontinued operations in 2003 includes a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million. Additionally, 2002 net income reflects the $3.0 million cumulative effect to January 1, 2002, of a change in accounting principle for the adoption of SFAS No. 142 and the associated write-down of RSAE goodwill.

Consolidated KCP&L’s net income is projected to decrease in 2005 primarily due to a significant increase in fuel costs and the absence of the 2004 impact of the lower composite tax rate on deferred tax balances. These factors are projected to more than offset projected retail load growth and operational expense savings at KCP&L.

Consolidated KCP&L Sales Revenues and MWh Sales

		%		%
	2004	Change	2003	Change	2002

Retail revenues	(millions)
Residential	$347.1	(4)	$361.5	(2)	$367.4
Commercial	421.1	1	417.6	-	418.6
Industrial	96.2	1	95.0	1	93.7
Other retail revenues	8.7	1	8.7	-	8.6

Total retail	873.1	(1)	882.8	(1)	888.3
Wholesale revenues	200.2	27	157.5	46	108.0
Other revenues	16.8	15	14.6	8	13.6

KCP&L electric revenues	1,090.1	3	1,054.9	4	1,009.9
Subsidiary revenues	1.5	(25)	2.1	(28)	2.9

Consolidated KCP&L revenues	$1,091.6	3	$1,057.0	4	$1,012.8

		%		%
	2004	Change	2003	Change	2002

Retail MWh sales	(thousands)
Residential	4,903	(3)	5,047	1	5,004
Commercial	6,998	1	6,933	-	6,902
Industrial	2,058	1	2,035	3	1,968
Other retail MWh sales	85	-	85	2	83

Total retail	14,044	-	14,100	1	13,957
Wholesale MWh sales	6,603	14	5,777	16	4,969

KCP&L electric MWh sales	20,647	4	19,877	5	18,926

Retail revenues decreased $9.7 million in 2004 compared to 2003 primarily due to a $14.4 million reduction in residential revenues. Residential usage per customer decreased 4% in 2004 compared to 2003 as a result of significantly cooler summer weather in 2004. The Kansas City area experienced one of the coolest summers in the past 30 years, which resulted in cooling degree days 18% below normal. Weather most significantly affects residential customers’ usage patterns. The impact of the cooler summer weather was partially offset by continued load growth in 2004. Load growth consists of higher usage per customer and the addition of new customers. The average number of residential and commercial customers continues to grow; both increased 1% to 2% in 2004 and 2003 compared to the respective prior years. Retail revenues decreased $5.5 million in 2003 compared to 2002. The Kansas rate reduction effective January 1, 2003, decreased 2003 retail revenues approximately $12.5 million and was partially offset by load growth in 2003.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Wholesale revenues increased $42.7 million in 2004. Wholesale MWhs sold increased 14% in 2004 compared to 2003, primarily due to increased generation, bundling transmission with energy and lower than expected retail loads during the summer months, combined with successful marketing efforts. KCP&L’s coal fleet equivalent availability factor increased to 84% in 2004 compared to 82% for 2003, which contributed to an increased volume of wholesale MWhs available to sell. Average market prices per MWh increased 13% to $30.72 in 2004 compared to 2003, primarily due to more sales made during periods of higher natural gas prices and bundling transmission with energy to provide a delivered product. Additionally, wholesale revenues were affected by the partial settlements of the Hawthorn No. 5 litigation. Wholesale revenues increased $49.5 million in 2003 compared to 2002, which in 2003 included $2.7 million related to the partial settlements of Hawthorn No. 5 litigation. Wholesale MWhs sold increased 16% in 2003 compared to 2002, primarily due to increased generation and a more focused sales effort. The revenue variance in 2003 compared to 2002 was primarily due to a 33% increase in average market price per MWh of power sold in 2003 to $27.27. The increase was driven by higher natural gas prices. Less than 1% of revenues reflect rates that include an automatic fuel adjustment provision.

Consolidated KCP&L Fuel and Purchased Power

The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. In 2004, KCP&L experienced a record coal base load capacity factor of 80%. The coal fleet achieved a record level of generation of approximately 16 million MWhs, a 5% increase compared to 2003. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Coal has a significantly lower cost per MWh generated than natural gas and oil. Fossil plants averaged over 75% of total generation and the nuclear plant the remainder over the last three years. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain relatively stable through the year 2009. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, availability and cost of purchased power and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $19.1 million in 2004 compared to 2003 primarily due to a 6% increase in MWhs generated, higher coal and coal transportation costs, higher natural gas costs and the net effect of $3.8 million from the Hawthorn No. 5 partial litigation settlements. The increase was partially offset by a lower average fuel cost per MWh generated due to increased coal and nuclear fuel and less natural gas in the fuel mix. The change in fuel mix was primarily due to the 2003 refueling outage at Wolf Creek and the cooler 2004 summer weather, which allowed coal and nuclear capacity to supply a greater percentage of the reduced retail load. Fuel expense increased $0.6 million in 2003 compared to 2002 primarily due to a 3% increase in MWhs generated. This increase was partially offset by a lower average fuel cost per MWh generated due to increased coal and less natural gas in the fuel mix and a $4.0 million decrease related to the partial settlements of Hawthorn No. 5 litigation.

Purchased power expense decreased $0.7 million in 2004 compared to 2003. MWhs purchased decreased 31% in 2004 compared to 2003 primarily due to lower retail customer demand and a 2% increase in the coal fleet equivalent availability factor in 2004 compared to 2003. The decrease in MWhs purchased was partially offset by an 11% increase in the average purchased power price per MWh in 2004 compared to 2003 primarily due to higher natural gas market prices and increased demand in the market area earlier in 2004. Another offset includes the net effect of the Hawthorn No. 5 partial litigation settlements, which impacted purchased power expense by $11.0 million in 2004 compared to 2003. Purchased power expense increased $7.0 million in 2003 compared to 2002 primarily due to a 31% increase in the price per MWh driven primarily by increased natural gas prices. MWhs purchased increased 27% in 2003 compared to 2002 due to increased customer needs. These increases were partially offset by the $11.8 million related to the Hawthorn No. 5 litigation settlements in 2003.

KCP&L expects its fuel expense to increase significantly in 2005 due to projected increases in the cost of coal and coal transportation and in the volume and price of natural gas generation in the fuel mix. KCP&L expects to utilize its natural gas-fired peaking generating capacity more often to serve expected growth in retail customer demand, which will increase natural gas consumption. High natural gas and fuel oil costs are also influencing the price of coal and coal transportation costs, which are also expected to increase. The anticipated increase in delivered coal prices is expected to affect most utilities; therefore, the increase is not expected to materially erode KCP&L’s position as a low cost regional electricity generator.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)

Consolidated KCP&L's other operating expenses increased $19.7 million in 2004 compared to 2003 primarily due to the following:

•	increased pension expense of $3.5 million primarily due to lower discount rates, the amortization of investment losses from prior years and plan settlement losses,
•	increased other employee-related costs of $3.5 million including higher medical costs and incentive compensation costs,
•	increased property taxes of $4.3 million primarily due to increases in assessed property valuations and mill levies,
•	increased outside services of $4.4 million including costs associated with Sarbanes-Oxley compliance,
•

increased transmission and distribution expenses including $2.5 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales, $2.3 million related to SPP administration and $1.3 million in storm related expenses and

•	increased office expense including a $2.1 million expenditure to buy out computer equipment operating leases.

Partial offsets to the increase in other operating expenses included:

•	decreased plant maintenance expense of $1.3 million primarily due to differences in timing and scope of outages and $0.9 million in lower gross receipts taxes as a result of lower retail revenues and
•	decreased expenses due to the reversal of an environmental accrual and the establishment of a regulatory asset for the probable recovery in the Kansas jurisdiction of enhanced security costs.

Consolidated KCP&L's other operating expenses increased $11.0 million in 2003 compared to 2002 primarily due to the following:

•	amortizing an additional $3.1 million of the Missouri jurisdictional portion of the January 2002 ice storm in 2003,
•	increased pension expense of $11.3 million primarily due to a significant decline in the market value of plan assets,
•	increased plant maintenance expense of $6.7 million for plant outages,
•	increased transmission expenses of $3.3 million primarily due to increased usage charges as a result of the increased wholesale MWh sales and increased MWh of purchased power,
•	partially offsetting the increases were lower maintenance expense in 2003 due to expensing in 2002 the $16.5 million of the Kansas jurisdictional portion of the January 2002 ice storm.

Consolidated KCP&L Depreciation and Amortization

Consolidated KCP&L's depreciation and amortization expense increased $4.2 million in 2004 compared to 2003. The increases are primarily due to an increase of $2.6 million related to capital additions and $3.8 million as a result of the consolidation of the Lease Trust. The increase was partially offset by $1.9 million as a result of certain software becoming fully amortized in 2003.

Consolidated KCP&L's depreciation expense decreased $4.5 million in 2003 compared to 2002. Depreciation expense decreased approximately $7.7 million due to the change to a 60-year life for Wolf Creek pursuant to the 2002 KCC stipulation and agreement. See Note 4 to the consolidated financial statements for additional information. This decrease was partially offset by increased depreciation expense of $2.2 million related to capital additions and $1.3 million as a result of the consolidation of the Lease Trust.

Consolidated KCP&L Interest Charges

Consolidated KCP&L's interest charges increased $3.9 million in 2004 compared to 2003. The increase was primarily due to a $10.1 million interest component related to the IRS 1995-1999 audit settlement. Partially offsetting this increase was a $6.3 million decrease primarily due to the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds. See Notes 11 and 19 to the consolidated financial statements for further information.

Consolidated KCP&L's interest charges decreased $10.0 million in 2003 compared to 2002. KCP&L’s long-term debt interest expense decreased $9.3 million in 2003 compared to 2002 primarily due to lower levels of outstanding long-term debt as a result of the repayment of $124.0 million of medium-term notes in 2003. Lower average interest rates in 2003 compared to 2002 also contributed to the decrease.

Consolidated KCP&L Income Taxes

Consolidated KCP&L's income taxes decreased $30.7 million in 2004 compared to 2003. Several factors contributed to the decreased taxes including lower income in 2004 compared to 2003. The favorable impact of state tax planning on the composite tax rate decreased income taxes $10.1 million, including $8.6 million reflecting the composite tax rate change on deferred tax balances resulting from book to tax temporary differences. An additional $10.1 million decrease is attributable to the reserves for the interest component of the IRS 1995-1999 audit settlement, which offset interest expense and had no impact on income from continuing operations. Income taxes also decreased by $5.9 million due to the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement. Income taxes increased $20.6 million in 2003 compared to 2002, primarily due to higher income.

On October 22, 2004, the American Jobs Creation Act of 2004 (AJCA) became law. Most significantly, the AJCA contains a provision that allows for a tax deduction of 9% (3% for 2005-2006; 6% for 2007-2009; 9% thereafter) of qualified production activities income. Income from electric generation activities is included in the definition of qualified production activities. Because of its electric generation activities, KCP&L expects to be favorably impacted by the AJCA. The IRS has recently issued interim guidance on which KCP&L may rely on until regulations are issued. KCP&L is reviewing the recent guidance and has made preliminary estimates of the deduction. For 2005, the deduction is estimated to be approximately $6 million. The regulatory treatment regarding the qualified production deduction is unknown at this time.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	2004	2003	2002

	(millions)
Operating revenues	$1,372.4	$1,091.0	$789.5
Purchased power	(1,247.5)	(968.9)	(685.4)
Other operating expenses	(51.3)	(42.1)	(37.6)
Depreciation and amortization	(4.8)	(1.7)	(0.9)

Operating income	68.8	78.3	65.6
Non-operating income (expenses)	1.7	1.0	0.4
Interest charges	(0.7)	(0.4)	(0.3)
Income taxes	(24.3)	(30.2)	(25.2)
Minority interest	(3.0)	(9.1)	(10.8)

Net income	$42.5	$39.6	$29.7

Strategic Energy’s net income increased $2.9 million in 2004 compared to 2003. Retail MWhs delivered increased 22% in 2004 compared to 2003. Great Plains Energy, through IEC, completed the purchase of an additional 11.45% indirect interest in Strategic Energy resulting in a $1.8 million increase in net income. Income taxes decreased in 2004 primarily due to a $3.1 million allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement and the Company’s income tax accounting policies for segment reporting. The increase to net income was partially offset by a 16% decline in the average gross margin per MWh (revenues less purchased power divided by MWhs delivered) to $6.15 in 2004. The decline in gross margin is primarily due to the roll-off of older, higher margin contracts, price discounts driven by a more competitive market and persistently higher commodity prices, and a $4.2 million increase in tax reserves. A continuing environment of higher and less volatile energy prices and flat to higher forward electricity prices continue to negatively impact the average gross margins. The negative impacts on average gross margin per MWh were partially offset by a $1.7 million change in fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness.

Strategic Energy’s net income increased $9.9 million in 2003 compared to 2002. The increased net income was primarily due to growth in retail electric revenues from the expansion into new markets and continued sales efforts in existing markets. In addition, Great Plains Energy increased its indirect interest in Strategic Energy by 6% in the fourth quarter of 2002. These increases were partially offset by increased general and administrative expenses including employee related expenses. Also, the average gross margin per MWh decreased to $7.34 in 2003 compared to $8.70 in 2002. The decrease in average gross margin per MWh in 2003 compared to 2002 was primarily due to the roll-off of higher margin contracts that were obtained during periods of high market price volatility in late 2000 and early 2001 and to a lesser extent market conditions, including increased competition.

Strategic Energy’s net income is projected to decrease in 2005. The projected decrease in average gross margins per MWh to a range of $4.60 to $5.00 in 2005 from $6.15 in 2004 is anticipated to more than offset the expected increase in MWhs delivered from 20.3 million in 2004 to a range of 21 to 23 million in 2005.

Strategic Energy Operating Revenues

Operating revenues from Strategic Energy increased $281.4 million in 2004 compared to 2003 and $301.5 million in 2003 compared to 2002 as shown in the following table.

		%		%
	2004	Change	2003	Change	2002

	(millions)
Electric - Retail	$1,355.3	27	$1,063.2	40	$759.5
Electric - Wholesale	15.5	(41)	26.5	(8)	28.8
Professional services	1.6	18	1.3	14	1.2

Total operating revenues	$1,372.4	26	$1,091.0	38	$789.5

Retail electric revenues increased $292.1 million in 2004 compared to 2003 primarily due to increased retail MWhs delivered. Retail MWhs delivered increased 22% to 20.3 million in 2004 compared to 2003. The increased MWhs delivered resulted primarily from strong sales efforts in customer retention as well as enrolling new customers primarily in Michigan and Texas where Strategic Energy continued to experience favorable conditions for growth. Strategic Energy’s customer accounts totaled over 54,000 accounts at the end of 2004, a 14% increase from approximately 48,000 accounts at the end of 2003. Several factors contribute to changes in the average retail price per MWh, including the underlying electricity price, the nature and type of products offered and the mix of sales by geographic market. Average retail revenues per MWh increased 4% in 2004 compared to 2003 primarily due to a higher underlying electricity price that was driven by higher natural gas prices partially offset by price discounts driven by a more competitive market and persistently higher commodity prices.

Retail electric revenues increased $303.7 million in 2003 compared to 2002 primarily due to increased retail MWhs delivered. Retail MWhs delivered increased 41% to 16.6 million in 2003 from 11.8 million in 2002. The increased MWhs delivered resulted primarily from effective sales efforts in re-signing approximately 80% of existing customers as well as enrolling new customers in markets in which Strategic Energy continued to experience favorable conditions for growth. Customer accounts at the end of 2003 increased 44% from approximately 33,000 accounts at the end of 2002. MWhs delivered in California increased 70% to 5.5 million in 2003 and MWhs delivered in Texas increased 58% to 4.5 million in 2003 compared to 2002.

Strategic Energy Purchased Power

Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $265.2 million, $160.4 million and $126.4 million in 2004, 2003 and 2002, respectively.

Strategic Energy utilizes derivatives including forward physical delivery contracts in the procurement of electricity. Changes in the fair value of derivative instruments that do not qualify for hedge accounting and cash flow hedge ineffectiveness reduced purchased power expense by $1.7 million in 2004 and were insignificant for 2003 and 2002.

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

Purchased power expense increased $278.6 million in 2004 compared to 2003 primarily due to increased MWhs delivered as discussed above. Additionally, average prices per retail MWh purchased increased 7% in 2004 primarily due to the effect of the persistent environment of relatively high natural gas prices, increased competition, increased supply costs on certain contracts caused by customers selecting variable pricing mechanisms and increased tax reserves partially offset by the change in fair value of derivative instruments. Purchased power increased $283.5 million in 2003 compared to 2002 primarily due to increased MWhs delivered.

Strategic Energy Other Operating Expenses

Strategic Energy’s other operating expenses as a percentage of operating revenues decreased to 3.7% in 2004 from 3.9% and 4.8% in 2003 and 2002, respectively, due to Strategic Energy’s efforts in leveraging its infrastructure and the effects of achieving economies of scale. Strategic Energy’s other operating expenses increased $9.2 million in 2004 compared to 2003; a 22% increase driven mainly by higher staffing levels associated with the continued growth of Strategic Energy. Additionally, higher consulting expenses associated with new software development initiatives and higher general tax expenses primarily due to higher capital stock and franchise tax rates increased other operating expenses.

Other operating expenses increased $4.5 million in 2003 compared to 2002 primarily due to higher staffing levels and higher other general and administrative expenses associated with higher sales volumes, geographic market expansion, and regulatory and market development initiatives.

Strategic Energy Income Taxes

Strategic Energy’s income taxes decreased $5.9 million in 2004 compared to 2003 reflecting lower income and additional tax benefits. The additional benefits included $3.1 million due to the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement and a slight decrease due to the favorable impact of state tax planning on the composite tax rate. Strategic Energy’s income taxes increased $5.0 million in 2003 compared to 2002 primarily reflecting higher income.

Strategic Energy Minority Interest

Minority interest represents the share of Strategic Energy’s net income not attributable to Great Plains Energy’s indirect ownership interest in Strategic Energy. Minority interest decreased $6.1 million in 2004 compared to 2003 primarily due to IEC’s acquisition of an additional 11.45% indirect interest in Strategic Energy in May 2004. Minority interest decreased $1.7 million in 2003 compared to 2002 primarily due to IEC’s acquisition of a 6% indirect ownership interest in Strategic Energy during the fourth quarter of 2002.

OTHER NON REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships - KLT Investments

KLT Investments Inc.’s (KLT Investments) net income in 2004 totaled $11.2 million (including an after tax reduction of $4.6 million in its affordable housing investment) compared to net income of $8.1 million in 2003 (including an after tax reduction of $6.7 million in its affordable housing investment) and net income of $10.4 million in 2002 (including an after tax reduction of $5.7 million in its affordable housing investment).

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $7.5 million, $11.0 million and $9.0 million in 2004, 2003 and 2002, respectively. Pre-tax reductions in affordable housing investments are estimated to be $10 million, $1 million and $2 million in 2005 through and 2007, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, net income from the investments in affordable housing is expected to be positive for 2005 through 2007.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $18.3 million, $19.1 million and $19.3 million in 2004, 2003 and 2002, respectively. KLT Investments’ estimates tax credits will be $16 million, $10 million and $6 million for 2005 through 2007, respectively, and continue to decline through 2009.

DTI Bankruptcy

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases were procedurally consolidated. DTI Holdings and its two subsidiaries are collectively called “DTI”. In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets to CenturyTel Fiber Company II, LLC, a nominee of CenturyTel, Inc, which was approved by the Bankruptcy Court, and closed in 2003.

The Company recorded a net gain of $28.1 million or $0.41 per share in 2003 related to the DTI bankruptcy. The impact on 2003 net income was primarily due to the net effect of the Chapter 11 plan confirmation and the resulting distribution, the reversal of a $15.8 million tax valuation allowance and the reversal of $5 million debtor in possession financing previously reserved.

Holding Company Income Taxes

The Company maintains an intercompany tax allocation agreement among the companies that file a consolidated or combined income tax return. Tax benefits from holding company losses are allocated to the subsidiaries based on income and these allocations are reflected in each segment’s provision for income taxes. Holding company income taxes increased $6.5 million in 2004 compared to 2003 primarily to reflect the allocation of tax benefits pursuant to the Company's intercompany tax allocation agreement.

KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Great Plains Energy Board of Directors approved management’s recommendation to sell the KLT Gas portfolio and exit the gas business. The Company evaluated this business and determined the amount of capital and the length of time required for development of reserves and production, combined with the income volatility of the exploration process, were no longer compatible with the Company’s strategic vision.

In 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio for $23.5 million cash, net of $1.4 million of transaction costs. The gain on the KLT Gas portfolio asset sales totaled $10.3 million, or $0.14 per share. The impact of the gain was partially offset by the loss from the wind down operations of $1.8 million in 2004. Additionally, the 2004 write down of the KLT Gas portfolio to its estimated net realizable value reduced net income by $1.2 million. Loss from discontinued operations in 2003 was $36.1 million including after tax impairments of $33.5 million and after tax operating losses of $2.6 million. See Note 6 to the consolidated financial statements for additional information and see Note 15 to the consolidated financial statements for information regarding a pending arbitration proceeding.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (December 31, 2004 compared to December 31, 2003)

•

Great Plains Energy’s restricted cash and supplier collateral decreased $13.2 million due to a reduction in the collateral provided from suppliers to cover portions of credit exposure as a result of lower market exposure with counterparties posting cash and one counterparty posting a letter of credit rather than cash.

•

Great Plains Energy’s receivables increased $6.8 million primarily due to a $35.0 million increase in Strategic Energy’s receivables, which was primarily the result of increased sales in late 2004 compared to late 2003. This increase was mostly offset by a $32.3 million decrease in consolidated KCP&L’s receivables. Consolidated KCP&L’s receivables decreased primarily due to KCP&L’s receipt of $30.8 million for the Hawthorn No. 5 insurance recovery.

•

Great Plains Energy’s and consolidated KCP&L’s deferred income taxes (current assets) increased $12.4 million and $12.1 million, respectively, to reflect previously non-current deferred income taxes expected to reverse in 2005 and $4.4 million related to the timing of the Wolf Creek refueling outage.

•	Great Plains Energy’s assets of discontinued operations decreased $27.1 million due to the sale of KLT Gas’ assets in 2004.
•	Great Plains Energy’s goodwill increased $60.7 million due to the purchase of the additional indirect interest in Strategic Energy in May 2004.
•

Great Plains Energy’s other deferred charges increased $31.5 million primarily due to $36.1 million in intangible assets, net of amortization, recorded as a result of the purchase of the additional indirect interest in Strategic Energy in May 2004.

•

Great Plains Energy’s notes payable decreased $67.0 million due to the net repayments of short-term borrowings. Consolidated KCP&L’s notes payable to Great Plains Energy decreased $22.0 million primarily due to HSS’ repayment of an intercompany loan mostly related to the disposition of RSAE.

•

Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt increased $193.9 million and $195.5 million, respectively, to reflect KCP&L’s $250 million of senior notes scheduled to mature in 2005, partially offset by the retirement of KCP&L’s $54.5 million of medium-term notes in 2004.

•

Great Plains Energy’s and consolidated KCP&L’s Environmental Improvement Revenue Refunding (EIRR) bonds classified as current decreased $43.4 million due to scheduled remarketings of EIRR bonds. The new terms changed the classification of certain EIRR bonds to long-term debt.

•

Great Plains Energy’s other deferred credits and liabilities increased $9.4 million primarily due to an $18.8 million liability for the fair value of acquired retail contracts, net of amortization, partially offset by a $9.0 million reduction in minority interest recorded as a result of the purchase of an additional indirect interest in Strategic Energy in May 2004. An additional increase of $6.7 million was due to recording the FELINE PRIDESSM long-term forward contract fee, partially offset by a $5.3 million decrease in consolidated KCP&L’s other deferred credits and liabilities. Consolidated KCP&L’s decrease was primarily due to a $4.6 million decrease in minority interest, which was the result of losses at KCP&L’s Lease Trust.

•

Great Plains Energy’s common stock increased $154.1 million due to the issuance of five million shares of common stock in June 2004 and the issuance of shares for purchases under the Dividend Reinvestment and Direct Stock Purchase Plan plans. Consolidated KCP&L’s common stock increased $225.0 million due to equity contributions from Great Plains Energy.

•

Great Plains Energy’s capital stock premium and expense increased $24.9 million primarily due to recording $19.6 million of FELINE PRIDES purchase contract adjustment, allocated fees and expenses. Additionally, the June 2004 common stock issuance costs totaled $5.4 million.

•

Great Plains Energy’s and consolidated KCP&L’s long-term debt decreased $201.9 million and $362.3 million, respectively, to reflect KCP&L’s $250 million of senior notes scheduled to mature in 2005 as current and the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds partially offset by KCP&L’s EIRR bonds totaling $43.4 million now classified as long-term following the scheduled remarketing during 2004. Great Plains Energy’s decrease was further offset by the issuance of $163.6 million of FELINE PRIDES senior notes in 2004.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the issuance of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities, pension benefit plan funding requirements discussed below and credit support provided to Strategic Energy. Additional cash and capital requirements for the companies are discussed below.

Great Plains Energy's liquid resources at December 31, 2004, consisted of $127.1 million of cash and cash equivalents on hand, including $51.6 million at KCP&L, and $795.8 million of unused bank lines of credit. The unused lines consisted of $250.0 million from KCP&L's revolving credit facility, $55.8 million from Strategic Energy’s revolving credit facility, and $490.0 million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements.

Cash Flows From Operations

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. The increase in cash flows from operating activities for Great Plains Energy in 2004 compared to 2003 was primarily due to the changes in working capital detailed in Significant Balance Sheet Changes and in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. In addition, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Consolidated KCP&L’s cash flow from operations increased in 2004 compared to 2003 partially due to a $17.4 million increase in income from continuing operations and the changes in working capital detailed in Significant Balance Sheet Changes and in Note 2 to the consolidated financial statements.

The increase in cash flows from operating activities for Great Plains Energy in 2003 compared to 2002 is primarily due to a $56.0 million increase in income from continuing operations and the changes in working capital detailed in Significant Balance Sheet Changes and in Note 2 to the consolidated financial statements. Consolidated KCP&L’s cash flow from operations increased slightly in 2003 compared to 2002 due to a $26.2 million increase in income from continuing operations and an increase in deferred taxes mostly offset by the changes in working capital detailed in Significant Balance Sheet Changes and in Note 2 to the consolidated financial statements.

Investing Activities

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $41.9 million in 2004 compared to 2003 primarily due to the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004. Insurance recoveries and litigation settlements related to Hawthorn No. 5 in 2004 of $31.9 million, a $10.7 million increase over 2003 recoveries, offset cash used in investing activities. Additionally, Great Plains Energy paid $90.0 million to acquire an additional indirect interest in Strategic Energy during 2004.

Utility capital expenditures and the allowance for borrowed funds used during construction increased $17.9 million in 2003 compared to 2002 primarily due to transmission plant and nuclear fuel additions partially offset by 2002 capital expenditures of $14.7 million related to the January 2002 ice storm and insurance proceeds and partial litigation settlements from Hawthorn No. 5 received in 2003. In 2003, Great Plains Energy received proceeds of $19.2 million as a result of the DTI bankruptcy.

Financing Activities

The change in Great Plains Energy’s cash flows from financing activities in 2004 compared to 2003 reflects Great Plains Energy’s June 2004 gross proceeds of $150.0 million from the issuance of five million shares of common stock at $30 per share and $163.6 million from the issuance of 6.5 million FELINE PRIDES. Fees related to these issuances were $10.2 million. Great Plains Energy used the proceeds to repay short-term borrowings and to make $225.0 million of equity contributions to KCP&L. In 2004, KCP&L redeemed $154.6 million of 8.3% Junior Subordinated Deferred Interest Bonds from KCPL Financing I. KCPL Financing I used those proceeds to redeem the $4.6 million common securities held by KCP&L and the $150.0 million of 8.3% Trust Preferred Securities. See Note 19 to the consolidated financial statements for additional information. KCP&L also redeemed $54.5 million of its medium-term notes at maturity during 2004.

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

In November 2002, Great Plains Energy entered into an Agreement and Plan of Merger (Agreement) with Environmental Lighting Concepts, Inc. (ELC), the ELC shareholders and IEC, a wholly owned subsidiary of Great Plains Energy, to acquire ELC’s 6% indirect interest in Strategic Energy. The ELC Shareholders received $15.1 million in merger consideration. As part of the merger consideration, on November 7, 2002, Great Plains Energy issued 387,596 additional shares of its common stock to the ELC Shareholders. The Agreement valued such shares at approximately $8 million. The remainder of the merger consideration was in short-term notes, which were paid in January 2003.

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

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. The following table reflects Great Plains Energy’s utilization of this amount.

December 31	2004

Preferred stock issued in connection with the	(millions)
October 2001 reorganization	$39.0
Five-year credit facility (a)	28.0
November 2002 common equity offer	151.8
Common equity issued in connection with IEC's
2002 acquisition of an indirect ownership interest
in Strategic Energy	8.0
June 2004 common equity offer	150.0
June 2004 FELINE PRIDES	163.6
June 2004 FELINE PRIDES purchase contracts	163.6
Issuance of common stock under the Dividend
Reinvestment and Direct Stock Purchase Plan	3.7
Issuance of restricted stock to executives	2.3

Total utilized	$710.0

(a) This is a $550 million facility; however, at December 31, 2004, the
Company could borrow a maximum of $518 million under the 35 Act authorization of which $28 million was outstanding at December 31, 2004.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade by one nationally recognized statistical rating organization, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of December 31, 2004.

In 2003, KCP&L filed a shelf registration statement for up to $255 million of senior and subordinated debt securities, trust preferred securities and related guarantees providing KCP&L flexibility to access the capital markets.

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

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any given time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short-term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade by one nationally recognized statistical rating organization, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of December 31, 2004.

In 2004, KCP&L remarketed its secured 1994 series EIRR bonds totaling $35.9 million and its unsecured 1998 Series C EIRR bonds totaling $50.0 million. The bonds are classified as current liabilities in the December 31, 2004, balance sheet. The 1994 series bonds were remarketed with a one-year maturity at a fixed interest rate of 2.25%. The 1998 Series C bonds were remarketed with a one-year maturity at a fixed interest rate of 2.38%. KCP&L also remarketed its secured 1993 series EIRR bonds totaling $12.4 million at a fixed rate of 4.0% until maturity at January 2, 2012.

In 2004, KCP&L secured a municipal bond insurance policy as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million. This municipal bond insurance policy replaced a 364-day credit facility with a bank, which expired in August 2004 that previously supported full liquidity of these bonds. These variable-rate secured EIRR bonds with a final maturity in 2017 are remarketed on a weekly basis through a Dutch auction process.

KCP&L had entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company, which in turn sold most of the receivables to outside investors. The agreement expired in January 2005 and was not renewed by KCP&L. KCP&L is currently evaluating alternatives to replace this agreement and intends to enter into a new agreement in 2005. See Note 3 to the consolidated financial statements.

Debt Agreements

In December 2004, Great Plains Energy syndicated a $550 million, five-year revolving credit facility with a group of banks replacing a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks that were syndicated earlier in 2004. Those latter two facilities had replaced a prior $225.0 million revolving credit facility with a group of banks. The new facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by

Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2004, the Company was in compliance with this covenant. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy. At December 31, 2004, Great Plains Energy had $490 million available under this facility due to limitations under its 35 Act authorization.

In December 2004, KCP&L syndicated a $250 million five-year revolving credit facility. This facility replaced $155 million in 364-day bilateral credit lines KCP&L had in place with a group of banks. KCP&L uses this facility to provide support for its issuance of commercial paper and other general purposes. The new facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2004, KCP&L was in compliance with this covenant. At December 31, 2004, KCP&L had no short-term borrowings outstanding.

During 2004, Strategic Energy syndicated a $125.0 million three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility. This facility replaced a $95.0 million revolving credit facility with a group of banks. The existing facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2004, Strategic Energy was in compliance with these covenants. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $55.8 million of capacity available for loans and additional letters of credit.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At December 31, 2004, KLT Investments had $5.8 million in outstanding notes, including current maturities.

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

KCP&L Projected Utility Capital Expenditures

Total utility capital expenditures, excluding allowance for funds used to finance construction, were $190.5 million, $148.7 million and $132.0 million in 2004, 2003 and 2002, respectively. Utility capital expenditures projected for the next three years are in the following table.

	2005	2006	2007

	(millions)
Generating facilities	$43.4	$61.3	$47.7
Nuclear fuel	4.6	18.6	23.7
Distribution and transmission facilities	69.1	76.5	90.4
General facilities	18.2	17.7	13.6

Total	$135.3	$174.1	$175.4

This utility capital expenditure plan is subject to continual review and change and does not reflect utility capital expenditures for new capacity. These projections could be significantly impacted by KCP&L’s comprehensive energy plan for environmental investments and new generation, which has the potential to add approximately $1.1 billion in capital investment for KCP&L over the next five years. See Strategic Intent for additional information.

Pensions

The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. At a minimum, plans are funded on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants consistent with the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and further contributions may be made when deemed financially advantageous.

The Company contributed $39.1 million to the plans in 2004, which included $35.0 million of additional funding above the minimum ERISA funding requirements. In 2003, the Company contributed $41.2 million to the plans, which included $26.8 million to cover the 2003 and a portion of the 2004 minimum funding requirements. KCP&L contributed $32.7 million and $39.3 million of the contributions in 2004 and 2003, respectively.

The ERISA funding requirement for 2005 is projected to be $4.7 million, all of which will be paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirement. Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding.

Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed. See Note 9 to the consolidated financial statements for additional information.

Credit Ratings

At December 31, 2004, the major credit rating agencies rated the companies’ securities as detailed in the following table.

	Moody's	Standard
	Investors Service	and Poor's

Great Plains Energy
Outlook	Negative	Stable
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-
KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-2

The ratings presented reflect the current views of these rating agencies and are subject to change. The companies view maintenance of strong credit ratings as being extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to the companies’ results of operations, financial position, and future prospects.

None of the companies’ outstanding debt, except for the notes associated with affordable housing investments, requires the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation, or sale. In the event of a downgrade the companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities. Additionally, in KCP&L’s bond insurance policies on its secured 1992 series EIRR bonds totaling $31.0 million and its Series 1993A and 1993B EIRR bonds totaling $79.5 million, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings. See Note 19 to the consolidated financial statements.

Supplemental Capital Requirements and Liquidity Information

The information in the following tables is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Obligations

Payment due by period	2005	2006	2007	2008	2009	After 2009	Total

Long-term debt	(millions)
Principal	$253.2	$147.0	$389.6	$0.3	$-	$505.3	$1,295.4
Interest	70.5	53.9	25.9	21.3	21.2	101.9	294.7
Lease obligations	21.4	21.7	13.4	11.1	8.7	85.2	161.5
Pension plans	4.7	-	-	-	-	-	4.7
Purchase obligations
Fuel	74.2	80.7	63.7	30.9	7.3	43.2	300.0
Purchased capacity	10.9	5.4	5.5	5.6	4.4	24.8	56.6
Purchased power	697.2	201.5	65.6	10.3	3.7	3.7	982.0
Other	32.9	5.2	4.0	4.7	-	-	46.8

Total contractual obligations	$1,165.0	$515.4	$567.7	$84.2	$45.3	$764.1	$3,141.7

Consolidated KCP&L Contractual Obligations

Payment due by period	2005	2006	2007	2008	2009	After 2009	Total

Long-term debt	(millions)
Principal	$250.0	$145.2	$225.5	$-	$-	$505.3	$1,126.0
Interest	57.1	40.6	24.0	21.2	21.2	101.9	266.0
Lease obligations	20.1	20.5	12.4	10.3	8.7	85.2	157.2
Pension plans	4.7	-	-	-	-	-	4.7
Purchase obligations
Fuel	74.2	80.7	63.7	30.9	7.3	43.2	300.0
Purchased capacity	10.9	5.4	5.5	5.6	4.4	24.8	56.6
Other	32.9	5.2	4.0	4.7	-	-	46.8

Total contractual obligations	$449.9	$297.6	$335.1	$72.7	$41.6	$760.4	$1,957.3

Long-term debt includes current maturities. Long-term debt principal excludes $0.5 million discount on senior notes and the $0.7 million fair value adjustment to the EIRR bonds related to SFAS No. 133. EIRR bonds classified as current liabilities of $85.9 million due at various dates during the years 2015 through 2018 are included here on their final maturity date. Variable rate interest obligations are based on rates as of January 1, 2005. See Note 19 to the consolidated financial statements for additional information.

Lease obligations include capital and operating lease obligations; capital lease obligations are $0.2 million per year for the years 2005 through 2009 and total $4.1 million after 2009. Lease obligations also include leases for railcars to serve jointly-owned generating units where KCP&L is the managing partner. KCP&L will be reimbursed by the other owners for about $2.0 million per year ($21.9 million total) of the amounts included in the table above. See Note 13, contractual commitments, to the consolidated financial statements for additional information regarding leases.

Pension plans represent only the minimum funding requirements under ERISA. Minimum funding requirements for future periods are not yet known. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements plus additional amounts as deemed fiscally appropriate; therefore, actual contributions may differ from expected contributions. See Note 9 to the consolidated financial statements for additional information regarding pensions.

Fuel represents KCP&L’s 47% share of Wolf Creek nuclear fuel commitments, KCP&L’s share of coal purchase commitments based on estimated prices to supply coal for generating plants and KCP&L’s share of rail transportation commitments for moving coal to KCP&L’s generating units.

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. This can be a cost-effective alternative to new construction. KCP&L has capacity sales agreements not included above that total $11.7 million for 2005, $11.4 million for 2006, $11.2 million per year for 2007 through 2009 and $23.5 million after 2009.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has energy sales contracts not included above for 2005 through 2007 totaling $69.1 million, $8.7 million and $0.6 million, respectively.

Other purchase obligations represent individual commitments entered into in the ordinary course of business.

Great Plains Energy and consolidated KCP&L have long-term liabilities recorded on their consolidated balance sheets at December 31, 2004, under GAAP that do not have a definitive cash payout date and are not included in the table above.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of December 31, 2004. Great Plains Energy is currently authorized to issue up to $600 million of guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees.

Other Commercial Commitments Outstanding

	Amount of commitment expiration per period
	2005	2006	2007	2008	2009	After 2009	Total

	(millions)
Consolidated KCP&L Guarantees	$1.4	$1.0	$1.0	$1.0	$1.0	$1.0	$6.4

Great Plains Energy Guarantees,
including consolidated KCP&L	$117.6	$1.0	$1.0	$1.0	$1.0	$1.1	$122.7

KCP&L is contingently liable for guaranteed energy savings under agreements with several customers. KCP&L has entered agreements guaranteeing an aggregate value of approximately $6.4 million over the next six years. In most cases, a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees.

Great Plains Energy and KLT Inc. have provided $116.3 million of guarantees to support certain Strategic Energy power purchases and regulatory requirements. At December 31, 2004, guarantees related to Strategic Energy are as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $53.3 million and KLT Inc. direct guarantees to counterparties totaling $0.1 million, with varying expiration dates,
•	Great Plains Energy provides indemnifications to the issuers of surety bonds totaling $29.9 million which expire in 2005,
•	Great Plains Energy guarantees related to letters of credit totaling $25.0 million, which expire in 2005 and 2006 and
•	Great Plains Energy letters of credit totaling $8.0 million.

The table above does not include guarantees related to bond insurance policies that KCP&L has as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million and its Series 1993A and 1993B EIRR bonds totaling $79.5 million. The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. These and many other factors described in this report, including the factors listed in the “Cautionary Statements Regarding Certain Forward-Looking Information” and “Quantitative and Qualitative Disclosures About Market Risks” sections of this report, could adversely affect the results of operations and financial position of Great Plains Energy and consolidated KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

KCP&L Has Operations Risks

The operation of KCP&L’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment or processes; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; and catastrophic events such as fires, explosions, severe weather or other similar occurrences. These events may reduce revenues or increase costs, or both, at KCP&L, and may materially affect KCP&L’s results of operations and financial position.

KCP&L And Strategic Energy Are Affected By Demand, Seasonality And Weather

The results of operations of KCP&L and Strategic Energy can be materially affected by changes in weather and customer demand. KCP&L and Strategic Energy estimate customer demand based on historical trends, to procure fuel and purchased power. Differences in customer usage from these estimates due to weather or other factors could materially affect KCP&L’s and Strategic Energy’s results of operations.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Strategic Energy is impacted by seasonality, but to a much lesser extent. In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues. KCP&L’s Iatan and Hawthorn power plants use water from the Missouri River for cooling purposes. A continuing drought in the north central United States has led to record low river levels in the Missouri River reservoir system, resulting in lower water and flow levels in the Missouri River. Low water and flow levels can increase KCP&L’s maintenance costs and, if these levels are low enough, could cause KCP&L to modify plant operations.

KCP&L Has Nuclear Exposure

KCP&L owns 47% (548 MW) of Wolf Creek. The NRC has broad authority under Federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek. In the event of non-compliance, the NRC has the authority to impose fines, shutdown the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units. Although not expected, an extended shut-down of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a substantial adverse effect on KCP&L's results of operations and financial position in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates. If a long-term shut down occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life. KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required. If returns are lower than the expected level, KCP&L believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including but not limited to potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling and disposal of radioactive materials, and to potential retrospective assessments and losses in excess of insurance coverage.

The Company Is Subject to Environmental Laws and the Incurrence of Environmental Liabilities

The Company is subject to regulation by federal, state and local authorities with regard to air and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy and consolidated KCP&L results of operations and financial position. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination.

New environmental laws and regulations affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, which may substantially increase its environmental expenditures in the future. New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits. Delays in the environmental permitting process, denials of permit applications or conditions imposed in permits may materially affect KCP&L’s results of operations and financial position. In addition, KCP&L may not be able to recover all of its costs for environmental expenditures through rates at current levels in the future. Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities. The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position. See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

KCP&L and Strategic Energy Have Commodity Price Risks

KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and, accordingly, are exposed to risks associated with the price of electricity. Strategic Energy routinely enters into contracts to purchase and sell electricity in the normal course of business. KCP&L generates, purchases and sells electricity in the retail and wholesale markets.

Fossil Fuel and Transportation Prices Impact KCP&L’s Costs

The majority of KCP&L's rates do not contain an automatic fuel adjustment provision, exposing KCP&L to risk from changes in the market prices of coal and natural gas used to generate power and in the cost of coal and natural gas transportation. Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices and other factors can also adversely affect KCP&L’s fuel costs. KCP&L’s net income may be adversely affected until increased costs are recovered in rates.

KCP&L manages its exposure to coal and coal rail transportation prices through the structure of commercial contracts. KCP&L enters into coal purchase contracts with various suppliers in Wyoming’s Powder River Basin to hedge significant portions of its projected coal requirements for upcoming years consistent with KCP&L risk management policies. The remainder of KCP&L’s coal requirements are generally insignificant and are fulfilled through additional contracts or spot market purchases. About half of KCP&L's delivered cost of coal is for rail transportation. KCP&L enters into rail transportation contracts to reduce the degree of variability in the delivered cost of coal. Coal rail transportation prices are generally trending upwards, primarily due to rail transportation companies moving away from contract rates to tariff rates, which could impact KCP&L as it renegotiates rail contracts expiring at the end of 2005. KCP&L also hedges its expected natural gas usage for retail load and firm MWh sales consistent with its risk management policies.

KCP&L does not hedge its entire exposure from fossil fuel and transportation price volatility. As a consequence, its results of operations and financial position may be materially impacted by changes in these prices.

Wholesale Electricity Prices Affect Costs and Revenues

KCP&L's ability to maintain or increase its level of wholesale sales depends on the wholesale market price, transmission availability and the availability of KCP&L’s generation for wholesale sales, among other factors. A substantial portion of KCP&L’s wholesale sales are made in the spot market, and thus KCP&L has immediate exposure to wholesale price changes. Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets, could reduce KCP&L's wholesale sales and adversely affect KCP&L’s results of operations and financial position.

KCP&L is also exposed to risk because at times it purchases power to meet its customers’ needs. The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L’s lower-priced generating units. Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.

As described below, Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers. Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers at profitable prices. There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices. This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment, which is the current environment. Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy does not hedge its entire exposure to electricity price volatility. As a consequence, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

Strategic Energy Operates in Competitive Retail Electricity Markets

Strategic Energy has several competitors that operate in most or all of the same states in which Strategic Energy serves customers. Some of these competitors also operate in states other than where Strategic Energy has operations. It also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy's competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. Strategic Energy’s results of operations and financial position are impacted by the success Strategic Energy has in attracting and retaining customers in these markets.

Strategic Energy has Wholesale Electricity Supplier Concentration and Credit Risk

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

Based on guidelines set by Strategic Energy’s Exposure Management Committee, counterparty credit risk is monitored by routinely evaluating the credit quality and performance of its suppliers. Among other things, Strategic Energy monitors counterparty credit ratings, liquidity and results of operations. As a result of these evaluations, Strategic Energy establishes counterparty credit limits and adjusts the amount of collateral required from its suppliers, among other measures.

Strategic Energy enters into forward contracts with multiple suppliers. At December 31, 2004, Strategic Energy’s five largest suppliers under forward supply contracts represented 70% of the total future committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk is further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure to suppliers, net of collateral, as of December 31, 2004. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

External rating	(millions)				(millions)
Investment Grade	$49.4	$-	$49.4	2	$43.9
Non-Investment Grade	18.0	14.0	4.0	-	-
Internal rating
Investment Grade	3.9	-	3.9	-	-
Non-Investment Grade	5.6	5.5	0.1	-	-

Total	$76.9	$19.5	$57.4	2	$43.9

Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than	Total
Rating	2 Years	2 - 5 Years	5 Years	Exposure

External rating	(millions)
Investment Grade	$46.1	$3.3	$-	$49.4
Non-Investment Grade	13.5	3.8	0.7	18.0
Internal rating
Investment Grade	3.8	0.1	-	3.9
Non-Investment Grade	4.2	1.1	0.3	5.6

Total	$67.6	$8.3	$1.0	$76.9

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral, after consideration of all netting agreements, is impacted significantly by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy.

At December 31, 2004, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $23.6 million, of which 75% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $19.5 million limiting its exposure to these non-investment grade counterparties to $4.1 million.

Strategic Energy is continuing to pursue a strategy of contracting with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to manage its counterparty portfolio through strict margining, collateral requirements and contract based netting of credit exposures against payable balances.

Great Plains Energy’s Ability to Pay Dividends and Meet Financial Obligations Depends on its Subsidiaries

Great Plains Energy is a holding company with no significant operations of its own. The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries. The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and, accordingly, Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, will depend on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

The Company has Regulatory Risks

The Company is subject to extensive regulation under the 35 Act and Federal and state utility regulation, as described below. Failure to obtain in a timely manner adequate rates or regulatory approvals, adoption of new regulations by Federal or State agencies, or changes to current regulations and interpretations of such regulations may materially affect the Company’s business and its results of operations and financial position.

The Company is a Registered Holding Company Under the 35 Act

Great Plains Energy and its subsidiaries comprise a registered holding company system under the 35 Act, and are subject to certain limitations and approval requirements with respect to matters such as the structure of the holding company system, payment of dividends out of capital, transactions among affiliates, acquisitions, business combinations, the issuance, sale and acquisition of securities and engaging in business activities not directly related to the utility or energy business.

KCP&L and Strategic Energy are Impacted by Federal and State Utility Regulation

KCP&L is also regulated by the MPSC and KCC with respect to retail rates, accounting matters, standards of service and, in certain cases, the issuance of securities and certification of facilities and service territories. Pursuant to a stipulation entered into in 2002, KCP&L has agreed to file a rate case with the KCC by May 15, 2006. KCP&L currently is engaged in discussions with interested participants, seeking an agreement on a proposed comprehensive energy plan relating to generation additions, environmental and infrastructure improvements, rate recovery and other matters. KCP&L is also subject to regulation by the FERC with respect to wholesale electricity sales and transmission matters and the NRC as to nuclear operations.

Strategic Energy is a participant in the wholesale electricity and transmission markets, and is subject to FERC regulation with respect to wholesale electricity sales. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where it has retail customers. Each state has a public utility commission and rules related to retail choice. Each state's rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy's ability to provide retail electricity services in each state. Additionally, each state regulates the rates of the host public utility, and the timing and amount of changes in host public utility rates can materially affect Strategic Energy’s results of operations and financial position.

The Company has Financial Market and Ratings Risks

The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. KCP&L’s capital requirements are expected to increase substantially over the next several years if its regulatory plan, which includes environmental and generation investments, is approved. The Company believes that it will maintain sufficient access to these financial markets based upon current credit ratings and market conditions. However, changes in market conditions or credit ratings could adversely affect the companies’ ability to access financial markets and could materially affect their results of operations and financial position.

Great Plains Energy, KCP&L and certain of their securities are rated by Moody's and Standard & Poor's. These ratings impact the Company’s cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries. Additionally, Great Plains Energy and KCP&L must maintain investment-grade ratings from at least one nationally recognized rating agency as a condition of their 35 Act authorization to issue securities.

The Company’s Financial Statements Reflect the Application of Critical Accounting Policies

The application of the Company’s critical accounting policies reflects complex judgments and estimates. These policies include industry-specific accounting applicable to regulated public utilities, accounting for pensions, long-lived assets, derivative instruments and goodwill. The adoption of new GAAP or changes to current accounting policies or interpretations of such policies may materially affect the Company’s results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, Great Plains Energy and consolidated KCP&L face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis. See Item 7. Management’s Discussion and Analysis for further discussion of the companies’ risk factors.

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. During the normal course of business, under the direction and control of internal risk management committees, the companies’ hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Derivative instruments are frequently utilized to execute risk management and hedging strategies. Derivative instruments are instruments, such as futures, forward contracts, swaps or options that derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives and instruments that are listed and traded on an exchange. The companies maintain commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated net income fluctuations caused by commodity price volatility.

Interest Rate Risk

Great Plains Energy manages interest expense and short and long-term liquidity through a combination of fixed rate and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2004, a hypothetical 10% increase in the interest rates associated with variable rate debt would result in an increase of less than $1.0 million in interest expense for 2005. Additionally, interest rates impact the fair value of long-term debt. A change in interest rates would impact the Company to the extent it redeemed any of its outstanding long-term debt. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were between 3% and 4% below fair values at December 31, 2004.

Commodity Risk

KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity or power purchase agreements. The agreements contain penalties for non-performance to limit KCP&L’s energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to its customers. KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its owned or contracted power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% decrease in the market price of power could result in a $3.5 million decrease in operating income for 2005 related to wholesale sales of electricity and purchased power. In 2005, approximately 77% of KCP&L’s net MWhs generated are expected to be coal fired. KCP&L currently has almost all of its coal requirements for 2005 under contract. A hypothetical 10% increase in the market price of coal could result in less than a $1.0 million increase in fuel expense for 2005. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an increase of less than $1.0 million in fuel expense for 2005. As of December 31, 2004, KCP&L had slightly under half of its 2005 projected natural gas usage for retail load and firm MWh sales hedged, which is less than the percentages for 2004 hedged as of December 31, 2003.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and derivative instruments to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Derivative instruments, primarily swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. A hypothetical 10% increase in the cost of purchased power could result in less than $1.0 million increase in purchased power expense for 2005.

The effectiveness of the companies’ policies and procedures for managing risk exposure can never be completely estimated or fully assured. The Company could experience losses, which could have a material adverse effect on its results of operations or financial position, from unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy of customers or counterparties.

Equity Price Risk

KCP&L maintains trust funds, as required by the NRC, to fund certain costs of decommissioning its Wolf Creek nuclear power plant. KCP&L does not expect Wolf Creek decommissioning to start before 2025. As of December 31, 2004, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. Investment performance and asset allocation are periodically reviewed. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $4.2 million reduction in the value of the decommissioning trust funds at December 31, 2004. A hypothetical 10% decrease in equity prices would have resulted in a $3.9 million reduction in the fair value of the equity securities at December 31, 2004. KCP&L's exposure to equity price market risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral could result in a decrease of less than $1.0 million in pre-tax net income for 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Statements of Income
Year Ended December 31	2004	2003	2002

Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$1,090,067	$1,054,900	$1,009,868
Electric revenues - Strategic Energy	1,370,760	1,089,663	788,278
Other revenues	3,191	3,482	4,147

Total	2,464,018	2,148,045	1,802,293

Operating Expenses
Fuel	179,362	160,327	159,666
Purchased power - KCP&L	52,533	53,163	46,214
Purchased power - Strategic Energy	1,247,522	968,967	685,370
Other	324,237	295,383	276,632
Maintenance	83,603	85,416	91,419
Depreciation and amortization	150,071	142,763	146,757
General taxes	102,756	98,461	97,146
(Gain) loss on property	5,133	(23,703)	(1,376)

Total	2,145,217	1,780,777	1,501,828

Operating income	318,801	367,268	300,465
Non-operating income	6,799	7,414	5,839
Non-operating expenses	(15,184)	(20,462)	(18,948)
Interest charges	(83,030)	(76,171)	(87,380)

Income from continuing operations before income taxes, minority
interest in subsidiaries and loss from equity investments	227,386	278,049	199,976
Income taxes	(54,451)	(78,565)	(51,348)
Minority interest in subsidiaries	2,131	(7,764)	(10,753)
Loss from equity investments	(1,531)	(2,018)	(1,173)

Income from continuing operations	173,535	189,702	136,702
Discontinued operations, net of income taxes (Notes 6 and 7)	7,276	(44,779)	(7,514)
Cumulative effect of a change in accounting principle (Note 5)	-	-	(3,000)

Net income	180,811	144,923	126,188
Preferred stock dividend requirements	1,646	1,646	1,646

Earnings available for common stock	$179,165	$143,277	$124,542

Average number of common shares outstanding	72,028	69,206	62,623
Basic and diluted earnings (loss) per common share
Continuing operations	$2.39	$2.72	$2.16
Discontinued operations	0.10	(0.65)	(0.12)
Cumulative effect	-	-	(0.05)

Basic and diluted earnings per common share	$2.49	$2.07	$1.99

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
	December 31
	2004	2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$127,129	$114,227
Restricted cash	7,700	20,850
Receivables, net	247,184	240,344
Fuel inventories, at average cost	21,121	22,543
Materials and supplies, at average cost	54,432	56,599
Deferred income taxes	13,065	686
Assets of discontinued operations	749	27,830
Other	20,857	14,293

Total	492,237	497,372

Nonutility Property and Investments
Affordable housing limited partnerships	41,317	52,644
Nuclear decommissioning trust fund	84,148	74,965
Other	32,739	44,428

Total	158,204	172,037

Utility Plant, at Original Cost
Electric	4,841,355	4,700,983
Less-accumulated depreciation	2,196,835	2,082,419

Net utility plant in service	2,644,520	2,618,564
Construction work in progress	53,821	53,250
Nuclear fuel, net of amortization of $127,631 and $113,472	36,109	29,120

Total	2,734,450	2,700,934

Deferred Charges
Regulatory assets	144,345	145,627
Prepaid pension costs	119,811	108,247
Goodwill	86,767	26,105
Other deferred charges	63,087	31,628

Total	414,010	311,607

Total	$3,798,901	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
	December 31
	2004	2003

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$20,000	$87,000
Current maturities of long-term debt	253,230	59,303
EIRR bonds classified as current	85,922	129,288
Accounts payable	199,952	186,747
Accrued taxes	46,993	39,886
Accrued interest	11,598	11,937
Accrued payroll and vacations	32,462	34,762
Accrued refueling outage costs	13,180	1,760
Supplier collateral	7,700	20,850
Liabilities of discontinued operations	2,129	4,607
Other	24,931	28,944

Total	698,097	605,084

Deferred Credits and Other Liabilities
Deferred income taxes	632,160	609,333
Deferred investment tax credits	33,587	37,571
Asset retirement obligations	113,674	106,694
Pension liability	95,805	89,488
Other	88,524	79,141

Total	963,750	922,227

Capitalization
Common stock equity
Common stock-150,000,000 shares authorized without par value
74,394,423 and 69,259,203 shares issued, stated value	765,482	611,424
Unearned compensation	(1,393)	(1,633)
Capital stock premium and expense	(32,112)	(7,240)
Retained earnings	451,491	391,750
Treasury stock-28,488 and 3,265 shares, at cost	(856)	(121)
Accumulated other comprehensive loss	(41,018)	(36,886)

Total	1,141,594	957,294
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 19)	956,460	1,158,345

Total	2,137,054	2,154,639

Commitments and Contingencies (Note 13)

Total	$3,798,901	$3,681,950

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
Year Ended December 31	2004	2003	2002

Cash Flows from Operating Activities	(thousands)
Net income	$180,811	$144,923	$126,188
Less: Discontinued operations, net of income taxes	7,276	(44,779)	(7,514)

Income from continuing operations	173,535	189,702	133,702
Adjustments to reconcile income to net cash from operating activities:
Cumulative effect of a change in accounting principles	-	-	3,000
Depreciation and amortization	150,071	142,763	146,757
Amortization of:
Nuclear fuel	14,159	12,334	13,109
Other	11,827	11,626	12,461
Deferred income taxes, net	20,286	30,471	12,009
Investment tax credit amortization	(3,984)	(3,994)	(4,183)
Loss from equity investments	1,531	2,018	1,173
(Gain) loss on property	5,133	(23,703)	(1,376)
Deferred storm costs	-	-	(20,149)
Minority interest in subsidiaries	(2,131)	7,764	10,753
Other operating activities (Note 2)	6,693	(2,254)	25,067

Net cash from operating activities	377,120	366,727	332,323

Cash Flows from Investing Activities
Utility capital expenditures	(190,548)	(148,675)	(131,158)
Allowance for borrowed funds used during construction	(1,498)	(1,368)	(979)
Purchases of investments	(38,556)	(3,520)	(7,134)
Purchases of nonutility property	(6,108)	(3,256)	(2,788)
Proceeds from sale of assets and investments	43,949	32,556	7,821
Purchase of additional indirect interest in Strategic Energy	(90,033)	-	-
Hawthorn No. 5 partial insurance recovery	30,810	3,940	-
Hawthorn No. 5 partial litigation settlements	1,139	17,263	-
Other investing activities	(7,081)	(1,220)	(3,748)

Net cash from investing activities	(257,926)	(104,280)	(137,986)

Cash Flows from Financing Activities
Issuance of common stock	153,662	-	151,800
Issuance of long-term debt	163,600	-	224,539
Issuance costs	(14,496)	(266)	(9,962)
Repayment of long-term debt	(213,943)	(133,181)	(238,384)
Net change in short-term borrowings	(67,000)	43,846	(172,001)
Dividends paid	(120,806)	(116,527)	(107,424)
Other financing activities	(7,309)	(7,598)	(5,517)

Net cash from financing activities	(106,292)	(213,726)	(156,949)

Net Change in Cash and Cash Equivalents	12,902	48,721	37,388
Cash and Cash Equivalents from Continuing Operations
at Beginning of Year	114,227	65,506	28,118

Cash and Cash Equivalents from Continuing Operations
at End of Year	$127,129	$114,227	$65,506

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$458	$73	$(821)
Cash and Cash Equivalents from Discontinued Operations
at Beginning of Year	168	95	916

Cash and Cash Equivalents from Discontinued Operations
at End of Year	$626	$168	$95

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Stock Equity
	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	69,259,203	$611,424	69,196,322	$609,497	61,908,726	$449,697
Issuance of common stock	5,121,887	153,662	-	-	7,287,596	159,800
Issuance of restricted common stock	13,333	396	62,881	1,927	-	-

Ending balance	74,394,423	765,482	69,259,203	611,424	69,196,322	609,497

Unearned Compensation
Beginning balance		(1,633)		-		-
Issuance of restricted common stock		(396)		(1,927)		-
Compensation expense recognized		636		294		-

Ending balance		(1,393)		(1,633)		-

Capital Stock Premium and Expense
Beginning balance		(7,240)		(7,744)		(1,656)
Issuance of common stock		(5,434)		-		(6,096)
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		(19,603)		-		-
Other		165		504		8

Ending balance		(32,112)		(7,240)		(7,744)

Retained Earnings
Beginning balance		391,750		363,579		344,815
Net income		180,811		144,923		126,188
Loss on reissuance of treasury stock		(193)		-		-
Dividends:
Common stock		(119,160)		(114,881)		(105,778)
Preferred stock - at required rates		(1,646)		(1,646)		(1,646)
Options		(71)		(225)		-

Ending balance		451,491		391,750		363,579

Treasury Stock
Beginning balance	(3,265)	(121)	(152)	(4)	(35,916)	(903)
Treasury shares acquired	(54,683)	(1,645)	(85,000)	(2,332)	(17,000)	(435)
Treasury shares reissued	29,460	910	81,887	2,215	52,764	1,334

Ending balance	(28,488)	(856)	(3,265)	(121)	(152)	(4)

Accumulated Other Comprehensive Loss
Beginning balance		(36,886)		(25,858)		(13,141)
Derivative hedging activity, net of tax		931		(598)		13,037
Minimum pension obligation, net of tax		(5,063)		(10,430)		(25,754)

Ending balance		(41,018)		(36,886)		(25,858)

Total Common Stock Equity		$1,141,594		$957,294		$939,470

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
Year Ended December 31	2004	2003	2002

	(thousands)
Net income	$180,811	$144,923	$126,188

Other comprehensive income
Gain on derivative hedging instruments	2,649	7,712	17,584
Income taxes	(1,126)	(3,359)	(7,138)

Net gain on derivative hedging instruments	1,523	4,353	10,446
Reclassification to revenues and expenses, net of tax	(592)	(4,951)	2,591

Derivative hedging activity, net of tax	931	(598)	13,037

Change in minimum pension obligation	(7,624)	(17,100)	(42,218)
Income taxes	2,561	6,670	16,464

Net change in minimum pension obligation	(5,063)	(10,430)	(25,754)

Comprehensive income	$176,679	$133,895	$113,471

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Income
Year Ended December 31	2004	2003	2002

Operating Revenues	(thousands)
Electric revenues	$1,090,067	$1,054,900	$1,009,868
Other revenues	1,568	2,101	2,918

Total	1,091,635	1,057,001	1,012,786

Operating Expenses
Fuel	179,362	160,327	159,666
Purchased power	52,533	53,163	46,214
Other	259,699	241,701	224,618
Maintenance	83,535	85,391	91,333
Depreciation and amortization	145,246	140,955	145,569
General taxes	98,984	95,590	95,546
(Gain) loss on property	5,133	(1,603)	(178)

Total	824,492	775,524	762,768

Operating income	267,143	281,477	250,018
Non-operating income	5,402	5,251	4,641
Non-operating expenses	(7,407)	(8,280)	(8,830)
Interest charges	(74,170)	(70,294)	(80,306)

Income from continuing operations before
income taxes and minority interest in subsidiaries	190,968	208,154	165,523
Income taxes	(52,763)	(83,572)	(62,857)
Minority interest in subsidiaries	5,087	1,263	-

Income from continuing operations	143,292	125,845	102,666
Discontinued operations, net of income taxes (Note 7)	-	(8,690)	(3,967)
Cumulative effect of a change in accounting principle (Note 5)	-	-	(3,000)

Net income	$143,292	$117,155	$95,699

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Balance Sheets
	December 31
	2004	2003

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$51,619	$26,520
Receivables, net	63,366	95,635
Fuel inventories, at average cost	21,121	22,543
Materials and supplies, at average cost	54,432	56,599
Deferred income taxes	12,818	686
Other	12,874	8,611

Total	216,230	210,594

Nonutility Property and Investments
Nuclear decommissioning trust fund	84,148	74,965
Other	20,576	34,255

Total	104,724	109,220

Utility Plant, at Original Cost
Electric	4,841,355	4,700,983
Less-accumulated depreciation	2,196,835	2,082,419

Net utility plant in service	2,644,520	2,618,564
Construction work in progress	53,821	53,046
Nuclear fuel, net of amortization of $127,631 and $113,472	36,109	29,120

Total	2,734,450	2,700,730

Deferred Charges
Regulatory assets	144,345	145,627
Prepaid pension costs	116,024	106,888
Other deferred charges	21,621	29,517

Total	281,990	282,032

Total	$3,337,394	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Balance Sheets
	December 31
	2004	2003

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$24	$21,983
Current maturities of long-term debt	250,000	54,500
EIRR bonds classified as current	85,922	129,288
Accounts payable	84,105	82,353
Accrued taxes	34,497	41,114
Accrued interest	9,800	11,763
Accrued payroll and vacations	22,870	20,486
Accrued refueling outage costs	13,180	1,760
Other	8,327	8,619

Total	508,725	371,866

Deferred Credits and Other Liabilities
Deferred income taxes	654,055	641,673
Deferred investment tax credits	33,587	37,571
Asset retirement obligations	113,674	106,694
Pension liability	90,491	84,434
Other	46,933	52,196

Total	938,740	922,568

Capitalization
Common stock equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	662,041
Retained earnings	252,893	228,761
Accumulated other comprehensive loss	(40,334)	(35,244)

Total	1,099,600	855,558
Long-term debt (Note 19)	790,329	1,152,584

Total	1,889,929	2,008,142

Commitments and Contingencies (Note 13)

Total	$3,337,394	$3,302,576

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Cash Flows
Year Ended December 31	2004	2003	2002

Cash Flows from Operating Activities	(thousands)
Net income	$143,292	$117,155	$95,699
Less: Discontinued operations, net of income taxes	-	(8,690)	(3,967)

Income from continuing operations	143,292	125,845	99,666
Adjustments to reconcile income to net cash from operating activities:
Cumulative effect of a change in accounting principles	-	-	3,000
Depreciation and amortization	145,246	140,955	145,569
Amortization of:
Nuclear fuel	14,159	12,334	13,109
Other	7,719	9,350	9,546
Deferred income taxes, net	10,861	34,285	11,355
Investment tax credit amortization	(3,984)	(3,994)	(4,183)
(Gain) loss on property	5,133	(1,603)	(178)
Deferred storm costs	-	-	(20,149)
Minority interest in subsidiaries	(5,087)	(1,263)	-
Other operating activities (Note 2)	(1,080)	(34,536)	21,178

Net cash from operating activities	316,259	281,373	278,913

Cash Flows from Investing Activities
Utility capital expenditures	(190,548)	(148,675)	(132,039)
Allowance for borrowed funds used during construction	(1,498)	(1,368)	(979)
Purchases of investments	(3,553)	(3,520)	(3,421)
Purchases of nonutility property	(254)	(147)	(225)
Proceeds from sale of assets	7,465	4,135	-
Hawthorn No. 5 partial insurance recovery	30,810	3,940	-
Hawthorn No. 5 partial litigation settlements	1,139	17,263	-
Other investing activities	(7,100)	(4,045)	(4,084)

Net cash from investing activities	(163,539)	(132,417)	(140,748)

Cash Flows from Financing Activities
Issuance of long-term debt	-	-	224,539
Repayment of long-term debt	(209,140)	(124,000)	(227,000)
Net change in short-term borrowings	(21,959)	(341)	(61,750)
Dividends paid to Great Plains Energy	(119,160)	(98,000)	(105,617)
Equity contribution from Great Plains Energy	225,000	100,000	36,000
Issuance costs	(2,362)	(266)	(4,269)

Net cash from financing activities	(127,621)	(122,607)	(138,097)

Net Change in Cash and Cash Equivalents	25,099	26,349	68
Cash and Cash Equivalents from Continuing
Operations at Beginning of Year	26,520	171	103

Cash and Cash Equivalents from Continuing
Operations at End of Year	$51,619	$26,520	$171

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$-	$(307)	$(552)
Cash and Cash Equivalents from Discontinued
Operations at Beginning of Year	-	307	859

Cash and Cash Equivalents from Discontinued
Operations at End of Year	$-	$-	$307

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Common Stock Equity
	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$662,041	1	$562,041	1	$526,041
Equity contribution from Great Plains Energy	-	225,000	-	100,000	-	36,000

Ending balance	1	887,041	1	662,041	1	562,041

Retained Earnings
Beginning balance		228,761		209,606		219,524
Net income		143,292		117,155		95,699
Dividends:
Common stock held by Great Plains Energy		(119,160)		(98,000)		(105,617)

Ending balance		252,893		228,761		209,606

Accumulated Other Comprehensive Loss
Beginning balance		(35,244)		(26,614)		(1,182)
Derivative hedging activity, net of tax		(233)		(83)		322
Minimum pension obligation, net of tax		(4,857)		(8,547)		(25,754)

Ending balance		(40,334)		(35,244)		(26,614)

Total Common Stock Equity		$1,099,600		$855,558		$745,033

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY Consolidated Statements of Comprehensive Income
Year Ended December 31	2004	2003	2002

	(thousands)
Net income	$143,292	$117,155	$95,699

Other comprehensive income
Gain on derivative hedging instruments	280	657	702
Income taxes	(111)	(256)	(274)

Net gain on derivative hedging instruments	169	401	428
Reclassification to revenues and expenses, net of tax	(402)	(484)	(106)

Derivative hedging activity, net of tax	(233)	(83)	322

Change in minimum pension obligation	(7,321)	(14,012)	(42,218)
Income taxes	2,464	5,465	16,464

Net change in minimum pension obligation	(4,857)	(8,547)	(25,754)

Comprehensive income	$138,202	$108,525	$70,267

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

Great Plains Energy has five direct subsidiaries:

•

KCP&L is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L’s wholly owned subsidiary, Home Service Solutions Inc. (HSS) has invested in Worry Free Service, Inc. (Worry Free). HSS entered into a letter of intent to sell Worry Free in December 2004 and closed the sale in February 2005. Prior to the June 2003 disposition of R.S. Andrews Enterprises, Inc. (RSAE), HSS held an investment in RSAE. See Note 7 for additional information concerning the June 2003 disposition of RSAE.

•

KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy) and affordable housing limited partnerships. Strategic Energy provides competitive electricity supply services in several electricity markets offering retail choice. KLT Inc. wholly owns KLT Gas Inc. (KLT Gas). In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. KLT Gas completed sales of substantially all of the KLT Gas portfolio in 2004. See Note 6 for additional information.

•

Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation. GPP has made no significant investments to date.

•

Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy.

•

Great Plains Energy Services Incorporated (Services) was formed to provide services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments, KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, and holding company operations.

Financial Statement Presentation

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $21.0 million and $16.1 million at December 31, 2004 and 2003, respectively.

Strategic Energy has entered into collateral arrangements with selected electricity power suppliers that require selected customers to remit payment to lockboxes that are held in trust and managed by a Trustee. As part of the trust administration, the Trustee remits payment to the supplier of electricity purchased by Strategic Energy. On a monthly basis, any remittances into the lockboxes in excess of disbursements to the supplier are remitted back to Strategic Energy.

Restricted Cash

Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at December 31, 2004 and 2003, was $7.7 million and $20.9 million, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Nonutility Property and Investments – Consolidated KCP&L's investments and nonutility property includes the nuclear decommissioning trust fund recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. In addition to consolidated KCP&L’s investments, Great Plains Energy’s investments and nonutility property include KLT Investments Inc.’s (KLT Investments) affordable housing limited partnerships. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term Debt – The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were between 3% and 4% below fair values at December 31, 2004.

Derivative Instruments

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement generally requires derivative instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company enters into derivative contracts to manage its exposure to commodity price fluctuations and interest rate risk. All derivative instruments are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company’s policy is to elect normal purchases and normal sales exception (NPNS), in accordance with SFAS No. 133, for derivative contracts that qualify for this accounting treatment. The appropriate accounting treatment for NPNS designation for derivative contracts is accrual accounting, which requires the effects of the derivative to be recorded when the derivative contract settles.

The Company records derivative instruments that are not accounted for as NPNS as assets or liabilities on the consolidated balance sheets at fair value. The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among power and fuel prices, net of estimated credit risk. Changes in the fair value of derivatives are recorded each period in net income unless specific hedge accounting criteria are met. Changes in the fair value of derivative instruments recorded to other comprehensive income (OCI) are reclassified to revenues and expenses in the period when the forecasted transaction occurs. The portion of the change in fair value of a derivative instrument determined to be ineffective is immediately recognized in net income. See Note 21 for additional information regarding derivative financial instruments and hedging activities.

Investments in Affordable Housing Limited Partnerships

At December 31, 2004, KLT Investments had $41.3 million in affordable housing limited partnerships. Approximately 65% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $26.0 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $7.5 million, $11.0 million and $9.0 million in 2004, 2003 and 2002, respectively. These amounts are included in Non-operating expenses on Great Plains Energy’s consolidated statements of income. The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Natural Gas Properties Included in Assets of Discontinued Operations

During 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio, and natural gas properties had a zero-balance at December 31, 2004. At December 31, 2003, natural gas property and equipment included in Assets of Discontinued Operations on Great Plains Energy’s consolidated balance sheets totaled $9.8 million, net of $63.8 million of accumulated depreciation and impairments. See Note 6 for information regarding the impairment and sale of KLT Gas assets and discontinued operations.

Other Nonutility Property

Great Plains Energy’s and consolidated KCP&L’s other nonutility property includes land, buildings, vehicles, general office equipment and software and is recorded at historical cost, net of accumulated depreciation, and has a range of estimated useful lives of 3 to 50 years.

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

The balances of utility plant in service with a range of estimated useful lives are listed in the following table.

December 31	2004	2003

Utility Plant In Service	(millions)
Production (23 - 42 years)	$2,938.5	$2,913.9
Transmission (27 - 76 years)	315.5	308.3
Distribution (8 - 75 years)	1,320.0	1,261.6
General (5 - 50 years)	267.4	217.2

Total (a)	$4,841.4	$4,701.0

(a) Includes $89.1 million and $66.7 million of land and other assets for which depreciation was not recorded in 2004 and 2003, respectively.

Through December 31, 2004, KCP&L had received $194.8 million in insurance recoveries related to property destroyed in the 1999 explosion at the Hawthorn No. 5 generating unit. An additional $10.0 million in insurance recoveries was received in early 2005. Additionally, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the explosion. Various defendants have settled with KCP&L for a total of $38.2 million through December 31, 2004, of which $18.5 million was recorded as a recovery of capital expenditures. Recoveries received related to property destroyed and subrogation settlements recorded as a recovery of capital expenditures have been recorded as an increase in accumulated depreciation.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds used During Construction (AFDC) is charged to the cost of the plant. AFDC is included in the rates charged to customers by KCP&L over the service life of the property. AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFDC are compounded semi-annually and averaged 8.6% in 2004, 8.2% in 2003 and 4.4% in 2002.

In 2001, the American Institute of Certified Public Accountants issued an exposure draft on a proposed Statement of Position (SOP) “Accounting for Certain Costs and Activities Related to Property, Plant, and Equipment.” In 2004, the Financial Accounting Standards Board (FASB) objected to final clearance of the proposed SOP and removed the project from its agenda. No further discussion or action related to this SOP is expected.

Depreciation, Depletion and Amortization

Depreciation and amortization of KCP&L’s utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average about 3%. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.

Depreciation of nonutility property is computed using the straight-line method. Consolidated KCP&L’s nonutility property annual depreciation rates for 2004, 2003 and 2002 were 12.3%, 11.5% and 10.7%, respectively. Other Great Plains Energy nonutility property annual depreciation rates for 2004, 2003 and 2002 were 24.2%, 21.2% and 15.7%, respectively. Other Great Plains Energy’s nonutility property includes Strategic Energy’s depreciable assets, which are primarily software costs and are amortized over a shorter time period, three years, resulting in a higher annual depreciation rate.

As part of the acquisition of additional interest in Strategic Energy, IEC recorded intangible assets that have finite lives and are subject to amortization. These intangible assets include the fair value of acquired supply contracts, customer relationships and asset information systems, which are being amortized over 28, 72 and 44 months, respectively. See Note 8 for additional discussion of the May 2004 acquisition of an additional indirect interest in Strategic Energy.

Natural gas properties sold in 2004 were included in Assets of Discontinued Operations in 2003. Depletion, depreciation and amortization of natural gas properties were calculated using the units of production method. After deciding to exit the gas business, the Company ceased recording depletion and as such, there was no significant depletion recorded in 2004. The depletion per mmBtu was $2.78 in 2003 and $4.61 in 2002. The depletion per mmBtu in 2002 reflected downward revisions in reserve estimates. Unproved gas properties were not amortized but were assessed for impairment either individually or on an aggregated basis.

Spent Nuclear Fuel and Radioactive Waste

Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the Nuclear Regulatory Commission (NRC) license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek Generating Station (Wolf Creek) has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025.

In January 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. About sixty other similar cases are pending before that court, four of which went to trial in 2004. Another federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L cannot predict the outcome of the Wolf Creek case.

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

Nuclear Plant Decommissioning Costs

The Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years. The most recent study was submitted to the MPSC and the KCC on August 30, 2002, and is the basis for the decommissioning cost estimates in the following table. Both the MPSC and the KCC have accepted the 2002 cost estimate as filed and have approved funding schedules for this cost estimate. The MPSC-approved schedule assumes funding through the expiration of Wolf Creek’s current NRC operating license (2025). The KCC-approved schedule assumes that Wolf Creek will be granted a 20-year license extension and, thus, assumes funding through 2045. At this time, the owners of Wolf Creek have neither sought nor received a license extension from the NRC. The escalation rates and return on assets assumptions shown in the following table are those that were last explicitly approved by the MPSC and the KCC. The decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. KCP&L does not expect plant decommissioning to start before 2025.

	KCC	MPSC

Current cost of decommissioning (in 2002 dollars):	(millions)
Total Station	$468	$468
47% share	220	220
Future cost of decommissioning (in 2025 dollars):
Total Station		$1,288
47% share		606
Future cost of decommissioning (in 2045 dollars):
Total Station	$2,527
47% share	1,188

Annual escalation factor	4.00%	4.50%
Annual return on trust assets (a)	6.02%	7.66%

(a) The 6.02% rate of return in Kansas is thru 2025. The rate systematically decreases to 3.99% from 2025 to decommissioning at the end of the extended 60-year life of 2045.

KCP&L currently contributes about $3.6 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. These costs are charged to other operating expense and recovered in billings to customers. If the actual return on trust assets is below the anticipated level, KCP&L believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The trust fund balance, including reinvested earnings, was $84.1 million and $75.0 million at December 31, 2004 and 2003, respectively. The related liabilities for decommissioning are included in Asset Retirement Obligations (ARO).

The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003. See Note 16 for discussion of ARO including those associated with nuclear plant decommissioning costs.

Regulatory Matters

KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded in accordance with Generally Accepted Accounting Principles (GAAP) if KCP&L were not regulated. See Note 4 for additional information concerning regulatory matters.

Revenue Recognition

KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided. Receivables recorded at December 31, 2004 and 2003, include $31.2 million and $28.4 million,

respectively, for electric services provided but not yet billed by KCP&L, and $103.0 million and $81.2 million, respectively, for electric services provided, but not yet billed by Strategic Energy. See Note 3 for additional information on receivables.

Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers. Strategic Energy sells any excess retail supply of electricity back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $265.2 million, $160.4 million and $126.4 million in 2004, 2003 and 2002, respectively.

Allowance for Doubtful Accounts

This reserve represents estimated uncollectible accounts receivable and is based on management’s judgment considering historical loss experience and the characteristics of existing accounts. Provisions for losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed to be uncollectible.

Property Gains and Losses

Net gains and losses from the sales of assets, businesses and asset impairments are recorded in operating expenses. See Note 2 for information regarding the sale of RSAE.

Asset Impairments

Long-lived assets and finite lived intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value. In December 2004, HSS entered into a letter of intent to sell Worry Free and recorded an asset impairment based on the valuation performed in connection with the sale.

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill would be compared with its carrying value. See Note 5 for additional information.

Income Taxes

In accordance with SFAS No. 109, “Accounting for Income Taxes,” Great Plains Energy has recognized deferred taxes for all temporary book to tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted tax rates that are anticipated to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. In accordance with 35 Act requirements and the Company’s intercompany tax allocation agreement, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive income of each company in the consolidated federal or combined state returns. Consistent with the ratemaking treatment, KCP&L uses the separate return method, adjusted for the allocation of parent company tax benefits, to compute its income tax provision.

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

Stock Options

The Company has an equity compensation plan, which is described more fully in Note 10. The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for its stock options as of January 1, 2003. The Company has elected to use the modified prospective method of adoption as prescribed under SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Under the modified prospective method of adoption, stock option compensation cost recognized beginning January 1, 2003, is the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after October 1, 1995.

In December 2004, FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” effective for reporting periods beginning after June 15, 2005. Management has determined that this statement will not have a significant impact on the Company’s results of operations and financial position.

The following table illustrates the effect on net income and earnings per common share (EPS) for Great Plains Energy as if the fair value method had been applied in preparing the 2002 financial statements.

2002

(thousands, except per share amounts)
Net income, as reported	$126,188
Add: stock-based employee compensation expense included
in net income as reported, net of income taxes	57
Less: total stock-based employee compensation expense
determined under fair value based method for all
awards, net of income taxes	255

Pro forma net income as if fair value method were applied	$125,990

Basic and diluted EPS, as reported	$1.99
Basic and diluted EPS, pro forma	$1.99

Basic and Diluted Earnings per Common Share Calculation

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities in 2004, 2003 and 2002. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDES calculated using the treasury stock method.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2004	2003	2002

Income	(thousands, except per share amounts)
Income from continuing operations	$173,535	$189,702	$136,702
Less: preferred stock dividend requirements	1,646	1,646	1,646

Income available to common stockholders	$171,889	$188,056	$135,056

Common Shares Outstanding
Average number of common shares outstanding	72,028	69,206	62,623
Add: effect of dilutive securities	64	42	1

Diluted average number of common shares outstanding	72,092	69,248	62,624

Basic EPS from continuing operations	$2.39	$2.72	$2.16
Diluted EPS from continuing operations	$2.39	$2.72	$2.16

As of December 31, 2004 and 2003, there were no anti-dilutive shares applicable to stock options, performance shares or restricted stock. As of December 31, 2004, 6.5 million FELINE PRIDES had no dilutive effect because the number of common shares to be issued in accordance with the settlement rate described in Note 19, assuming applicable market value equal to the average price during the period, would be equal to the number of shares Great Plains Energy could re-purchase in the market at the average price during the period. Options to purchase 394,723 shares of common stock as of December 31, 2002, were excluded from the computation of diluted EPS because they were anti-dilutive due to the option exercise prices being greater than the average market price of the common shares during the period.

In February 2005, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable March 21, 2005, to shareholders of record as of February 28, 2005. The Board of Directors also declared regular dividends on the preferred stock, payable June 1, 2005, to shareholders of record on May 10, 2005.

2.   SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

	2004	2003	2002

Cash flows affected by changes in:	(thousands)
Receivables	$(36,517)	$(13,077)	$(50,200)
Fuel inventories	1,840	(821)	1,339
Materials and supplies	2,167	(5,799)	(104)
Accounts payable	43,261	6,331	(2,982)
Accrued taxes	7,107	21,777	48,756
Accrued interest	(1,006)	(4,184)	3,117
Wolf Creek refueling outage accrual	11,420	(6,532)	(4,687)
Pension and postretirement benefit assets and obligations	(10,387)	(20,545)	3,774
Allowance for equity funds used during construction	(2,087)	(1,424)	(299)
Other	(9,105)	22,020	26,353

Total other operating activities	$6,693	$(2,254)	$25,067

Cash paid during the period:
Interest	$84,082	$78,049	$82,132
Income taxes	$38,611	$42,440	$17,709

Consolidated KCP&L Other Operating Activities

	2004	2003	2002

Cash flows affected by changes in:	(thousands)
Receivables	$1,649	$(1,444)	$(8,565)
Fuel inventories	1,840	(821)	1,339
Materials and supplies	2,167	(5,799)	(104)
Accounts payable	1,752	7,735	(35,963)
Accrued taxes	(6,617)	(2,792)	49,584
Accrued interest	(1,963)	(3,413)	4,107
Wolf Creek refueling outage accrual	11,420	(6,532)	(4,687)
Pension and postretirement benefit assets and obligations	(8,059)	(20,272)	3,774
Allowance for equity funds used during construction	(2,087)	(1,424)	(299)
Other	(1,182)	226	11,992

Total other operating activities	$(1,080)	$(34,536)	$21,178

Cash paid during the period:
Interest	$73,840	$71,399	$74,068
Income taxes	$64,878	$68,112	$11,897

Significant Non-Cash Items

Asset Retirement Obligations

KCP&L adopted SFAS No. 143 on January 1, 2003, and recorded a liability for ARO of $99.2 million and increased property and equipment, net of accumulated depreciation, by $18.3 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71, and management believes it is probable that any differences between expenses under SFAS No. 143 and expenses recovered currently in rates will be recoverable in future rates. As a result, the $16.3 million net cumulative effect of the adoption of SFAS No. 143 was recorded as a regulatory asset; therefore, it had no impact on net income. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s cash flows.

FIN 46

KCP&L consolidated the Lease Trust and de-consolidated KCPL Financing I in 2003, as required by FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” as amended. As a result of the consolidation of the Lease Trust, Great Plains Energy’s and consolidated KCP&L’s long-term debt increased $143.8 million. The consolidation of the Lease Trust had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows. See Note 13 for additional information concerning the consolidation of the Lease Trust.

Prior to the de-consolidation of KCPL Financing I, Great Plains Energy and consolidated KCP&L reflected $150 million of 8.3% preferred securities issued by KCPL Financing I on their respective balance sheets. As a result of the de-consolidation, Great Plains Energy’s and consolidated KCP&L’s other nonutility property and investments increased $4.6 million representing the investment in the common securities of KCPL Financing I, and long-term debt increased $154.6 million representing the 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by KCPL Financing I. The de-consolidation of KCPL Financing I had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows.

Minimum Pension Liability

Primarily as a result of lower discount rates and historical losses in the market value of plan assets, the Company recorded a minimum pension liability of $84.2 million offset by an intangible asset of $15.6 million and OCI of $68.6 million ($42.3 million net of tax) in 2004. In 2003, the Company’s minimum pension liability was $78.4 million offset by an intangible asset of $17.4 million and OCI of $61.0 million ($37.2 million net of tax). Recording the minimum pension liabilities had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows.

RSAE Disposition

In 2003, HSS completed the disposition of its interest in RSAE. See Note 7 for additional information concerning the disposition of RSAE. The following table summarizes Great Plains Energy’s and consolidated KCP&L’s loss from discontinued operations as a result of this transaction.

Year to Date June 30	2003

(thousands)
Cash repayment of supported bank line	$(22,074)
Write-off of intercompany balance and investment	4,760
Accrued transaction costs	(1,550)
Income tax benefit	11,793

Loss on disposition	(7,071)
Pre-disposition operating losses	(1,619)

Discontinued operations	$(8,690)

DTI Bankruptcy

On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code, which cases were procedurally consolidated. DTI Holdings and its two subsidiaries are collectively called “DTI.” In December 2002, Digital Teleport entered into an agreement to sell substantially all of its assets to CenturyTel Fiber Company II, LLC, a nominee of CenturyTel, Inc., which was approved by the Bankruptcy Court and closed in 2003.

KLT Telecom received $19.2 million in 2003 related to the confirmation of the DTI bankruptcy. Pending final resolution of the MODOR Claim and the litigation regarding the put option of a minority shareholder, the effect of the DTI bankruptcy on the Company has been resolved. See Note 15 for information regarding the MODOR Claim and the put option.

The following table summarizes Great Plains Energy’s gain on the sale of DTI assets.

DTI	2003

(thousands)
Cash proceeds from bankruptcy estates	$19,234
Cash proceeds from sale of office building	1,186
Receivables	1,300

Total proceeds	21,720
Book basis of office building sold	(2,720)
DIP financing accrual reversal	5,000
Accounts payable	(1,900)
Income tax	(9,810)
Reversal of tax valuation allowance	15,779

Gain on sale of assets	$28,069

Strategic Energy Acquisition

During November 2002, Great Plains Energy indirectly acquired an additional 6% ownership in Strategic Energy through its subsidiary IEC. The $15.1 million consideration paid for the 6% ownership consisted of $8.0 million in Great Plains Energy common stock and promissory notes of $4.7 million (issued by Great Plains Energy) and $2.4 million (issued by IEC). The promissory notes were paid in January 2003. This transaction had no effect on Great Plains Energy’s cash flows for the year ended December 31, 2002. See Note 8 for information regarding the purchase of an additional indirect interest in Strategic Energy in 2004.

3.	RECEIVABLES

The Company’s receivables are detailed in the following table.

December 31	2004	2003

Customer accounts receivable sold to	(thousands)
Receivables Company	$19,866	$17,902
Consolidated KCP&L other receivables	43,500	77,733

Consolidated KCP&L receivables	63,366	95,635
Great Plains Energy other receivables	183,818	144,709

Great Plains Energy receivables	$247,184	$240,344

KCP&L entered into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sold most of the receivables to outside investors. Accounts receivable sold under this revolving agreement totaled $84.9 million and $87.9 million at December 31, 2004 and 2003, respectively. These sales included unbilled receivables of $31.2 million and $28.4 million at December 31, 2004 and 2003, respectively. As a result of the sale to outside investors, Receivables Company received up to $70 million in cash, which was forwarded to KCP&L as consideration for its sale. At December 31, 2004 and 2003, Receivables Company had received $65.0 million and $70.0 million in cash, respectively. The agreement was structured as a true sale under which the creditors of Receivables Company were entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. The agreement expired in January 2005 and was not renewed by KCP&L. KCP&L is currently evaluating alternatives to replace this agreement and intends to enter into a new agreement in 2005.

Under the agreement, KCP&L sold its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprised KCP&L’s loss on the sale of accounts receivable.

KCP&L serviced the receivables and received an annual servicing fee of 0.25% of the outstanding principal amount of the receivables sold and retained any late fees charged to customers.

Information regarding KCP&L’s sale of accounts receivable is reflected in the following table.

	2004	2003	2002

Gross proceeds on sale of	(thousands)
accounts receivable	$929,122	$939,498	$957,222
Collections	927,986	949,484	974,669
Loss on sale of accounts receivable	2,529	3,714	4,558
Late fees	2,210	2,256	2,572

Consolidated KCP&L’s other receivables at December 31, 2004 and 2003, consist primarily of receivables from partners in jointly owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. The December 31, 2003, amounts also included insurance recoveries. Great Plains Energy’s other receivables at December 31, 2004 and 2003, are primarily the accounts receivable held by Strategic Energy including unbilled receivables of $103.0 million and $81.2 million, respectively.

4.	REGULATORY MATTERS

Regulatory Assets and Liabilities

KCP&L is subject to the provisions of SFAS No. 71. Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates. Whether an asset has been impaired is determined pursuant to SFAS No. 144.

	Amortization	December 31
	ending period	2004	2003

Regulatory Assets		(millions)
Taxes recoverable through future rates		$81.0	$89.0
Decommission and decontaminate federal uranium
enrichment facilities	2007	2.0	2.6
Loss on reacquired debt	2023	7.7	4.3
January 2002 incremental ice storm costs (Missouri)	2007	9.5	14.1
Change in depreciable life of Wolf Creek (Kansas)	2045	15.5	7.7
Cost of removal		13.9	14.5
Asset retirement obligations		11.4	12.9
Other (a)	Various	3.3	0.5

Total Regulatory Assets		$144.3	$145.6

Regulatory Liabilities
Emission allowances (b)		$(4.1)	$(3.8)

Total Regulatory Liabilities		$(4.1)	$(3.8)

(a) An insignificant amount at December 31, 2004 and 2003, respectively, earns a return on investment      in the rate making process.
(b) Consistent with the MPSC order establishing regulatory treatment, no amortization is being recorded.

The Company adopted SFAS No. 143 on January 1, 2003, and recorded liabilities for legal obligations to retire assets. In conjunction with the adoption of SFAS No. 143, non-legal costs of removal were reclassified for all periods presented from accumulated depreciation to a regulatory asset. See Note 16 for discussion of ARO. The change in the depreciable life of Wolf Creek in 2003 was the result of the KCC stipulation and agreement discussed below.

Retail Rate Matters

At the end of January 2002, a severe ice storm occurred throughout large portions of the Midwest, including the greater Kansas City metropolitan area. In 2002, the KCC approved a stipulation and agreement regarding the treatment of the $16.5 million Kansas jurisdictional portion of the ice storm costs. Pursuant to the stipulation and agreement, KCP&L implemented a retail rate reduction January 1, 2003, and began calculating depreciation expense on Wolf Creek using a 60-year life instead of a 40-year life. As a result of the stipulation and agreement, KCP&L’s retail revenues decreased approximately $12.5 million and depreciation expense decreased approximately $7.7 million annually beginning in 2003. The reduction in depreciation expense has been recorded as a regulatory asset, as discussed above. KCP&L also agreed to file a rate case by May 15, 2006.

In 2002, the MPSC approved KCP&L’s application for an accounting authority order related to the Missouri jurisdictional portion of the storm costs. The order allows KCP&L to defer and amortize $20.1 million, representing the Missouri portion of the storm costs, through January 2007. The amortization, which began in September 2002, is approximately $4.6 million annually for the remainder of the amortization period. The amortization totaled $1.5 million in 2002.

5.	GOODWILL AND INTANGIBLE PROPERTY

In accordance with SFAS No. 142, goodwill is tested for impairment upon adoption and at least annually thereafter. The annual test must be performed at the same time each year.

Strategic Energy’s annual impairment tests, conducted September 1, have been completed and there were no impairments of the Strategic Energy goodwill in 2004, 2003 or 2002. Goodwill reported on Great Plains Energy’s consolidated balance sheets associated with the Company’s ownership in Strategic Energy was $86.8 million and $26.1 million at December 31, 2004 and 2003, respectively.

See Note 8 for additional information concerning the acquisition of an additional indirect interest in Strategic Energy in 2004.

As a result of the transition impairment test of RSAE goodwill related to the adoption of SFAS No. 142 in 2002, the Company recorded a $3.0 million write-down of goodwill as a cumulative effect of a change in accounting principle. See Note 7 for additional information concerning the June 2003 disposition of RSAE.

Other Intangible Assets and Liabilities

KCP&L’s electric utility plant on the consolidated balance sheets included intangible computer software of $27.4 million, net of accumulated amortization of $61.3 million, in 2004 and $33.6 million, net of accumulated amortization of $52.5 million, in 2003.

Other intangible assets on Great Plains Energy’s consolidated balance sheets include other intangible computer software of $2.0 million, net of accumulated amortization of $3.4 million, in 2004 and $2.7 million, net of accumulated amortization of $1.8 million, in 2003. See Note 8 for information concerning the intangible assets and liabilities recorded as a result of the acquisition of an additional indirect interest in Strategic Energy.

Assets of Discontinued Operations on Great Plains Energy’s consolidated balance sheets included no intangible assets at December 31, 2004, and included gross intangible drilling costs, before impairments, of $32.0 million at December 31, 2003. Assets of Discontinued Operations, including intangible drilling costs, were significantly written down at the end of 2003 in aggregate at the property level. See Note 6 for additional information.

6.	KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Board of Directors approved the sale of the KLT Gas portfolio and discontinuation of the gas business. Consequently, in 2004, the KLT Gas portfolio was reported as discontinued operations and KLT Gas’ historical activities were reclassified in accordance with SFAS No. 144 for all periods presented.

In 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio for $23.5 million cash, net of $1.4 million of transaction costs. During 2003, the Company recorded a loss of $33.5 million in Discontinued Operations, net of income taxes, as a result of impairments recognized in accordance with SFAS No. 144. The following table summarizes the discontinued operations.

	2004	2003	2002

	(millions)
Revenues	$1.6	$1.5	$1.1

Loss from operations, including impairments,
before income taxes	(4.5)	(59.1)	(6.6)
Gain on sales of assets	16.8	-	-

Discontinued operations before income taxes	12.3	(59.1)	(6.6)
Income taxes	(5.0)	23.0	3.1

Discontinued operations, net of income taxes	$7.3	$(36.1)	$(3.5)

Assets and liabilities of the discontinued operations are summarized in the following table.

December 31	2004	2003

	(millions)
Current assets	$0.7	$1.0
Gas property and investments	-	9.8
Other nonutility property and investments	-	0.3
Accrued taxes	-	6.7
Deferred income taxes	-	10.0

Total assets of discontinued operations	$0.7	$27.8

Current liabilities	$2.1	$2.8
Asset retirement obligations	-	1.8

Total liabilities of discontinued operations	$2.1	$4.6

7.	DISPOSITION OF OWNERSHIP INTEREST IN R.S. ANDREWS ENTERPRISES, INC.

On June 13, 2003, HSS’ board of directors approved a plan to dispose of its interest in residential services provider RSAE. On June 30, 2003, HSS completed the disposition of its interest in RSAE. The financial statements reflect RSAE as discontinued operations for all periods presented as prescribed under SFAS No. 144. The following table summarizes the discontinued operations.

	2004	2003

	(millions)
Revenues	$31.8	$58.5

Loss from operations before income taxes	(1.6)	(4.0)
Loss on disposal before income taxes	(18.9)	-

Total loss on discontinued operations before income taxes	(20.5)	(4.0)
Income tax benefit (a)	11.8	-

Discontinued operations, net of income taxes	$(8.7)	$(4.0)

(a) Since RSAE was not included in Great Plains Energy's consolidated income tax returns, an income tax benefit was not recognized on RSAE's 2002 losses. RSAE had continual losses and therefore did not recognize tax benefits. The 2003 tax benefit reflects the tax effect of Great Plains Energy's disposition of its interest in RSAE. See Note 11 on income taxes.

8.	ACQUISITION OF ADDITIONAL INDIRECT INTEREST IN STRATEGIC ENERGY

Effective May 6, 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic Energy to just under 100%. The Company paid cash of $90.0 million, including $1.2 million of transaction costs. In accordance with the purchase terms, the Company also recorded a $0.9 million liability for 2004 fractional dividends to the previous owner for its share of 2004 budgeted Strategic Energy dividends. See Notes 12 and 15 for additional discussion of the acquisition.

The purchase price allocation for the net assets acquired is detailed in the following table.

2004

(millions)
Other non-utility property and investments	$10.6
Goodwill	60.7
Other deferred charges	46.1

Total assets	117.4
Accounts payable	0.9
Other deferred credits and liabilities	26.5

Net assets acquired	$90.0

A third party valuation was prepared to assist in the Company’s determination of the purchase price allocation. The acquired share of identifiable intangible assets and liabilities were recorded by IEC at fair value as part of the purchase price allocation. The acquired share of the fair value of the identifiable intangibles was a net asset of $19.6 million. The fair value of acquired supply (intangible asset) and retail (liability) contracts is being amortized over approximately 28 months. Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships and asset information systems, which are being amortized over 72 and 44 months, respectively. Net amortization for 2004 was $2.2 million. A $0.7 million intangible asset for the Strategic Energy trade name was also recorded and deemed to have an indefinite life, and as such, is not being amortized.

9.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits

The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and Wolf Creek Nuclear Operating Corporation (WCNOC). Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement. The funding policy for the pension plans is to contribute amounts sufficient to meet the minimum funding requirements under the Employee Retirement Security Act of 1974 (ERISA) plus additional amounts as considered appropriate.

For defined benefit pension plans sponsored by Great Plains Energy, contributions and expense are allocated to KCP&L and Services based on labor costs of plan participants. Any additional minimum pension liability is allocated based on each companies’ funded status per plan. The Company recognizes gains and losses incurred by the pension plans by amortizing over a five-year period the rolling five-year average of unamortized actuarial gains and losses.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates. The Company funds the portion of net periodic postretirement benefit costs that are tax deductible. For post-retirement health care plans sponsored by Great Plains Energy, contributions and expense are allocated to KCP&L and Services based upon the number of plan participants.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law. The Medicare Act, among other things, provides a federal subsidy to sponsors of retiree health care benefit plans. In 2004, the Company adopted FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The 2004 actuarial measurements include the effects of the Medicare Act. The Medicare Act did not materially impact plan obligations and it is not expected to materially impact future health care costs and participation rates.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis. The plan measurement date for the majority of plans is September 30. In 2004, contributions of $20.7 million were made to the pension plans after the measurement date and in 2003, contributions of $32.0 million and $4.8 million were made to the pension and postretirement benefit plans, respectively, after the measurement date. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Change in projected benefit obligation (PBO)	(thousands)
PBO at beginning of year	$501,497	$450,800	$52,119	$48,936
Service cost	16,695	14,969	948	851
Interest cost	30,137	29,892	3,094	3,210
Contribution by participants	-	-	1,082	858
Amendments	-	34	-	230
Actuarial loss (gain)	25,117	42,496	(3,193)	2,176
Benefits paid	(54,702)	(36,122)	(4,331)	(3,655)
Benefits paid by Company	(348)	(572)	(585)	(487)
Settlements	(2,660)	-	-	-

PBO at end of plan year	$515,736	$501,497	$49,134	$52,119

Change in plan assets
Fair value of plan assets at beginning of year	$340,986	$324,169	$8,353	$11,054
Actual return on plan assets	33,893	43,663	287	122
Contributions by employer and participants	50,345	9,276	10,424	970
Benefits paid	(54,702)	(36,122)	(4,331)	(3,793)

Fair value of plan assets at end of plan year	$370,522	$340,986	$14,733	$8,353

Prepaid (accrued) benefit cost
Funded status	$(145,214)	$(160,511)	$(34,401)	$(43,766)
Unrecognized actuarial loss	195,978	182,555	10,467	13,984
Unrecognized prior service cost	36,271	40,556	1,045	1,282
Unrecognized transition obligation	398	455	9,395	10,570

Net prepaid (accrued) benefit cost	$87,433	$63,055	$(13,494)	$(17,930)

Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$89,229	$80,881	$-	$-
Accrued benefit cost	(1,796)	(17,826)	(13,494)	(17,930)
Minimum pension liability adjustment	(84,245)	(78,435)	-	-
Intangible asset	15,613	17,426	-	-
Accumulated other comprehensive income	68,632	61,009	-	-

Net amount recognized in balance sheets	87,433	63,055	(13,494)	(17,930)
Contributions and changes after
measurement date	20,740	34,139	-	4,790

Net amount recognized at December 31	$108,173	$97,194	$(13,494)	$(13,140)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Components of net periodic benefit cost	(thousands)
Service cost	$16,695	$14,969	$13,360	$948	$851	$757
Interest cost	30,137	29,892	30,272	3,094	3,210	2,951
Expected return on plan assets	(31,701)	(27,702)	(34,144)	(669)	(572)	(503)
Amortization of prior service cost	4,285	4,286	4,313	237	216	194
Recognized net actuarial loss (gain)	7,746	1,377	(7,237)	737	574	100
Transition obligation	57	57	(742)	1,175	1,175	1,174
Amendment	-	-	-	-	110	-
Net settlements	1,798	-	284	-	-	-

Net periodic benefit cost	$29,017	$22,879	$6,106	$5,522	$5,564	$4,673

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $445.4 million and $429.9 million at December 31, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and the fair value of plan assets at plan year-end are aggregated by funded and underfunded plans in the following table.

	2004	2003

Pension plans with the ABO in excess of plan assets	(thousands)
Projected benefit obligation	$309,799	$297,392
Accumulated benefit obligation	266,081	252,209
Fair value of plan assets	179,980	156,389

Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$205,937	$204,105
Accumulated benefit obligation	179,327	177,725
Fair value of plan assets	190,542	184,597

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. Investments are diversified across classes and within each class to minimize risks. At December 31, 2004 and 2003, the fair value of plan assets was $370.5 million, not including a $20.7 million contribution made after the plan year-end, and $341.0 million, not including a $32.0 million subsequent contribution, respectively. The asset allocation for the Company’s pension plans at the end of 2004 and 2003, and the target allocation for 2005 are reported in the following table. The portfolio is rebalanced when the targets are exceeded.

	Target	Plan Assets at December 31
Asset Category	Allocation	2004	2003

Equity securities	59%	59%	62%
Debt securities	30%	31%	34%
Real estate	6%	8%	4%
Other	5%	2%	0%

Total	100%	100%	100%

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

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2004	2003	2004	2003

Discount rate	5.82%	6.00%	5.82%	6.00%
Rate of compensation increase	3.06%	3.30%	3.05%	3.25%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2004	2003	2004	2003

Discount rate	6.00%	6.75%	6.00%	6.75%
Expected long-term return on plan assets	9.00%	9.00%	9.00%	9.00%
Rate of compensation increase	3.30%	4.10%	3.25%	4.00%

Primarily as a result of lower discount rates and historical losses in the market value of plan assets, the Company recorded a minimum pension liability offset by an intangible asset and OCI. The amounts recognized in Great Plains Energy’s and consolidated KCP&L’s balance sheets related to the minimum pension liability are detailed in the following table.

	Great Plains Energy December 31		Consolidated KCP&L December 31
	2004	2003	2004	2003

	(millions)
Additional minimum pension liability	$84.2	$78.4	$79.8	$74.4
Intangible asset	15.6	17.4	14.6	16.5
Deferred taxes	26.3	23.8	25.0	22.6
OCI, net of tax	42.3	37.2	40.2	35.3

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care plan requires retirees to share in the cost when premiums exceed a certain amount. The following table provides information on the assumed health care rate trends.

Assumed Health Care Cost Trends at December 31	2004	2003

Health care cost trend rate assumed for next year	10%	9%
Rate to which the cost trend rate is assumed to
decline (the ultimate trend rate)	5%	5%
Year that the rate reaches the ultimate trend rate	2010	2008

The effects of a one-percentage point change in the medical cost trend rates, holding all other assumptions constant, as of December 31, 2004, are detailed in the following table.

	Increase	Decrease

	(thousands)
Effect on total service and interest component	$73	$(62)
Effect on postretirement benefit obligation	$732	$(647)

The Company expects to contribute $4.7 million to its pension plans and $4.3 million to its other postretirement benefit plans in 2005. The Company’s funding policy is to contribute amounts sufficient to meet the minimum funding requirements of employee benefit and tax regulations plus additional amounts as deemed fiscally appropriate, therefore actual contributions may differ from expected contributions.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through fiscal 2014.

	Pension Benefits	Other Benefits

	(thousands)
2005	$32,934	$5,479
2006	35,827	5,984
2007	36,532	6,739
2008	37,262	7,497
2009	39,358	8,205
2010-2014	238,915	51,370

Employee Savings Plans

Great Plains Energy has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was $4.3 million in 2004 and $4.1 million in 2003 and 2002.

Strategic Energy Phantom Stock Plan

Strategic Energy had a phantom stock plan that provided incentive in the form of deferred compensation based upon the award of performance units, the value of which was related to the increase in profitability of Strategic Energy. The plan was terminated and an insignificant amount of costs were recorded in 2004. Strategic Energy’s annual cost for the plan was $4.6 million and $5.9 million in 2003 and 2002, respectively.

10.	EQUITY COMPENSATION

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. At December 31, 2004, 2.2 million shares remained available for future issuance.

Stock Options Granted 1995

The exercise price of stock options granted equaled the market price of the Company’s common stock on the grant date. An amount equal to the quarterly dividends paid on Great Plains Energy common stock shares (dividend equivalents) accrues on the options for the benefit of option holders. The option holders are entitled to stock for their accumulated dividend equivalents only if the options are exercised when the market price is above the exercise price. At December 31, 2004, the market price of Great Plains Energy common stock was $30.28, which exceeded the grant price for all such options still outstanding. Unexercised options expire ten years after the grant date. For options outstanding at December 31, 2004, the grant price was $23.0625 and the remaining contractual life was 0.4 years.

Prior to the adoption of SFAS No. 123 on January 1, 2003, Great Plains Energy followed Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for these options. Great Plains Energy recognized annual compensation expense equal to accumulated and reinvested dividends plus the impact of the change in stock price since the grant date. Great Plains Energy recognized compensation expense of $0.1 million in 2002. These options were fully vested prior to the adoption of SFAS No. 123; therefore, no compensation expense was recognized in 2003 or 2004.

Stock Options Granted 2001 – 2003

Stock options were granted under the plan at the fair market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. Exercise prices range from $24.90 to $27.73 and the weighted-average remaining contractual life at December 31, 2004 was 6.9 years.

In accordance with the provisions of SFAS No. 123, the Company recognized an insignificant amount of compensation expense in 2004 and 2003. Under the provisions of APB Opinion 25, no compensation expense was recognized in 2002 because the option exercise price was equal to the market price of the underlying stock on the date of grant.

The fair value for the stock options granted in 2001 – 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average assumptions used are detailed in the following table.

	2003	2002	2001

Risk-free interest rate	4.77%	4.57%	5.53%
Dividend yield	6.88%	7.68%	6.37%
Stock volatility	22.650%	27.503%	25.879%
Expected option life (in years)	10	10	10

All stock option activity for the last three years is summarized in the following table.

	2004		2003		2002
	Shares	Price*	Shares	Price*	Shares	Price*

Outstanding at January 1	241,898	$25.41	397,000	$25.21	250,375	$25.14
Granted	-	-	27,898	27.73	181,000	24.90
Exercised	(26,000)	24.79	(16,000)	26.19	(34,375)	23.00
Forfeited	(19,925)	25.50	(167,000)	25.26	-	-

Outstanding at December 31	195,973	$25.48	241,898	$25.41	397,000	$25.21

Exercisable as of December 31	75,000	$25.43	7,000	$21.67	23,000	$24.81

* Weighted-average price

Performance Shares

The number of performance shares granted may increase or decrease depending on company performance goals as compared to a peer group of utilities, over a three-year vesting period. The issuance of performance shares is contingent upon achievement of these goals. Performance shares have a value equal to the fair market value of the shares on the grant date with accruing dividends. During 2004, 1,431 of the 20,744 performance shares granted in 2003 were forfeited, and at December 31, 2004, 19,313 shares were outstanding. No additional shares were granted in 2004. In accordance with the provisions of SFAS No. 123, compensation expense and accrued dividends are recognized over the vesting period based on the Company’s estimate of the number of shares to be issued. The Company recognized an insignificant amount of compensation expense in 2004 and $0.4 million in 2003.

During 2003, all 144,500 performance shares granted in 2001 were canceled. No compensation expense had been recorded related to these performance shares.

Restricted Stock

Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the grant date. Restricted stock granted in 2004 and 2003 totaled 13,333 and 120,196, respectively. Restricted stock shares issued in 2003 totaling 57,315 vested in 2003 and were issued out of treasury stock; however, 54,436 of these shares were restricted as to transfer until December 31, 2004, but were considered vested under SFAS No. 123 because the employee’s right to retain the shares of stock was not contingent upon remaining in the service of the Company and was not contingent upon achievement of performance conditions. The remaining restricted stock shares issued in 2004 and 2003, totaling 76,214, vest on a graded schedule over a three-year period with accruing reinvested dividends. The Company recognized compensation expense of $0.6 million and $1.8 million in 2004 and 2003, respectively.

11.	INCOME TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy	2004	2003	2002

Current income taxes	(thousands)
Federal	$19,898	$12,024	$27,505
State	13,255	8,896	9,369

Total	33,153	20,920	36,874

Deferred income taxes
Federal	45,811	23,299	13,915
State	(15,492)	3,497	1,679

Total	30,319	26,796	15,594

Investment tax credit amortization	(3,984)	(3,994)	(4,183)

Total income tax expense	59,488	43,722	48,285
Less: taxes on discontinued
operations (Notes 6 and 7)
Current tax benefit	(4,996)	(31,167)	(6,648)
Deferred tax (benefit) expense	10,033	(3,676)	3,585

Income taxes on continuing operations	$54,451	$78,565	$51,348

Consolidated KCP&L	2004	2003	2002

Current income taxes	(thousands)
Federal	$39,232	$26,063	$47,027
State	6,654	5,688	8,668

Total	45,886	31,751	55,695

Deferred income taxes
Federal	22,226	37,140	9,391
State	(11,365)	6,883	1,964

Total	10,861	44,023	11,355

Investment tax credit amortization	(3,984)	(3,994)	(4,183)

Total income tax expense	52,763	71,780	62,867
Less: taxes on discontinued
operations (Notes 6 and 7)
Current tax (benefit) expense	-	(21,530)	10
Deferred tax expense	-	9,738	-

Income taxes on continuing operations	$52,763	$83,572	$62,857

Effective Income Tax Rates

The effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are in the following tables.

Great Plains Energy	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.6	2.1	1.9
Amortization of investment tax credits	(1.7)	(2.1)	(2.4)
Federal income tax credits	(5.3)	(7.7)	(11.3)
State income taxes	3.3	4.8	4.1
State effective rate change on deferred taxes	(3.6)	-	-
Valuation allowance	0.2	(8.4)	-
RSAE (a)	-	(1.9)	1.4
Other	(3.5)	1.5	(1.0)

Effective income tax rate	25.0%	23.3%	27.7%

Consolidated KCP&L	2004	2003	2002

Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.7	2.1	2.1
Amortization of investment tax credits	(2.0)	(2.1)	(2.6)
State income taxes	3.4	4.3	4.4
State effective rate change on deferred taxes	(4.4)	-	-
Allocation of parent company tax benefits	(3.0)	-	-
RSAE (a)	-	(1.9)	1.5
Other	(2.7)	0.6	(0.8)

Effective income tax rate	27.0%	38.0%	39.6%

(a) Amounts reflect the tax effect of operations in 2002 and the effect of the disposition in 2003.

Great Plains Energy and consolidated KCP&L’s income tax expense decreased by $10.8 million and $10.1 million, respectively, due to the favorable impact of state tax planning on the companies’ composite tax rates. SFAS No. 109, “Accounting for Income Taxes” requires the companies to adjust deferred tax balances to reflect tax rates that are anticipated to be in effect when the differences reverse. The largest component of the companies’ decreases in income taxes was the result of adjusting KCP&L’s deferred tax balance to its lower composite tax rate. The impact of the composite tax rate reductions on KCP&L’s deferred tax balances resulted in an $8.6 million tax benefit for both the Company and consolidated KCP&L. The change in the deferred tax balances reduced the Company’s and consolidated KCP&L’s 2004 effective tax rates by 3.6% and 4.4%, respectively.

Deferred Income Taxes

The tax effects of major temporary differences resulting in deferred tax assets and liabilities in the balance sheets are in the following table.

	Great Plains Energy		Consolidated KCP&L
December 31	2004	2003	2004	2003

	(thousands)
Plant related	$556,543	$543,840	$556,543	$543,840
Future income taxes	81,000	89,000	81,000	89,000
Pension and postretirement benefits	9,047	6,838	9,239	7,768
Tax credit carryforwards	(23,661)	(22,393)	-	-
Gas properties related	3,356	(6,640)	-	-
Nuclear fuel outage	(5,061)	(686)	(5,061)	(686)
Alternative minimum tax credit carryforward	(4,093)	(4,093)	-	-
State net operating loss carryforward	(476)	-	-	-
Other	1,964	(7,252)	(484)	1,065

Net deferred tax liability before
valuation allowance	618,619	598,614	641,237	640,987
Valuation allowance	476	-	-	-
Less deferred taxes in discontinued
operations (Notes 6 and 7)	-	10,033	-	-

Net deferred tax liability	$619,095	$608,647	$641,237	$640,987

The net deferred income tax liability is detailed in the following table.

	Great Plains Energy		Consolidated KCP&L
December 31	2004	2003	2004	2003

	(thousands)
Gross deferred income tax assets	$(144,324)	$(131,968)	$(120,739)	$(99,936)
Gross deferred income tax liabilities	763,419	740,615	761,976	740,923

Net deferred income tax liability	$619,095	$608,647	$641,237	$640,987

Tax Credit Carryforwards

At December 31, 2004, the Company had $7.3 million and $16.4 million of federal and Missouri state income tax credit carryforwards, respectively. These credits relate primarily to the Company’s low-income housing investment portfolio, and the carryforwards expire in years 2006 to 2024. Management believes the credits will be fully utilized within the carryforward period.

Net Operating Loss Carryforwards

At December 31, 2004, KLT Inc. and subsidiaries had Kansas state net operating loss carryforwards of $10.0 million primarily resulting from losses associated with DTI. KLT Inc. and subsidiaries moved its corporate headquarters to Missouri in 2003, and as a result, will not have sufficient presence in Kansas to utilize the losses. The Kansas state net operating loss carryforwards expire in years 2011 to 2012.

In 2004, management determined that the loss carryforwards will more likely than not expire unutilized and has provided a valuation allowance against the entire deferred tax benefit.

Reserve for Contingent Tax Liabilities

Management evaluates and records contingent tax liabilities based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At December 31, 2004 and 2003, the Company had $13.4 million and $16.8 million, respectively, of liabilities for contingencies related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $3.7 million and $6.4 million at December 31, 2004 and 2003, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns, but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the Company will reverse these tax provisions to income. If the positions are not ultimately sustained, the Company may be required to make cash payments plus interest and/or utilize the Company’s federal and state credit carryforwards.

Internal Revenue Service Settlement

In November 2002, KCP&L accepted a settlement offer related to the proposed disallowance of interest deductions on corporate-owned life insurance (COLI) loans. The offer allowed 20% of the interest originally deducted and taxed only 20% of the gain on surrender of the COLI policies. KCP&L surrendered the policies in February 2003. KCP&L paid $1.3 million to the IRS in 2003 to satisfy the liability associated with the surrender. In December 2004, KCP&L settled the 1995-1999 IRS audit and paid tax of $7.3 million and interest of $4.2 million related to the disallowed COLI interest deduction. KCP&L accrued for these payments in 2000.

In addition to COLI, as part of the settlement of the 1995-1999 IRS audit, consolidated KCP&L agreed to additional tax of $6.9 million and interest of $5.9 million related primarily to timing differences. This settlement did not have a significant impact on consolidated KCP&L’s net income because the liability had been previously recorded in the liabilities for tax contingencies or had offsetting impacts on deferred taxes.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

In May 2004, Great Plains Energy, through IEC, completed its purchase from SE Holdings, L.L.C. (SE Holdings) of an additional 11.45% indirect interest in Strategic Energy. The purchase increased Great Plains Energy’s indirect ownership of Strategic Energy to just under 100%. See Note 8 for additional information regarding the purchase transaction. Richard Zomnir, who resigned as Chief Executive Officer of Strategic Energy in November 2004, and certain other current and former employees of Strategic Energy held direct or indirect interests in SE Holdings. Mr. Zomnir has disclosed that he held an approximate 25% interest in SE Holdings. In connection with the transaction, Mr. Zomnir and other direct and indirect owners of SE Holdings entered into an agreement with IEC and Strategic Energy, providing for certain indemnification rights related to the litigation described in Note 15.

SE Holdings remains a member of Custom Energy Holdings, L.L.C. (Custom Energy Holdings) and is represented on the Management Committees of Custom Energy Holdings and Strategic Energy. Custom Energy Holdings' business and affairs are controlled and managed by a three member Management Committee composed of one representative designated by KLT Energy Services Inc.

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

Pursuant to a service agreement approved by the SEC under the 35 Act, consolidated KCP&L began receiving various support and administrative services from Services. These services are billed to consolidated KCP&L at cost based on payroll and other expenses incurred by Services for the benefit of consolidated KCP&L. These costs totaled $62.7 million and $45.2 million for 2004 and 2003, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At December 31, 2004 and 2003, consolidated KCP&L had a net intercompany payable to Services of $9.2 million and $10.9 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

The owners of Wolf Creek, a nuclear generating station, (Owners) maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of, as defined by the Terrorism Risk Insurance Act, of terrorism-related losses, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance

Pursuant to the Price-Anderson Act, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by the NRC. Under this retrospective assessment program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $10 million ($4.7 million, KCP&L’s 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment also applies in excess of our worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims. If the $10.8 billion liability limitation is insufficient, management believes the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims.

The Price-Anderson Act expired in August 2002 and was extended until December 31, 2003 for Licensees. Licensees such as Wolf Creek continue to be grandfathered under the Act. A current version of a comprehensive energy bill pending before Congress contains provisions that would amend the Price-Anderson Act addressing public liability from nuclear energy hazards in ways that would increase the annual limit on retrospective assessments from $10 million to $15 million per reactor per incident.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance

The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share). NEIL provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. KCP&L’s share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

Accidental Nuclear Outage Insurance

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

Low-Level Waste

The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L's net investment in the Compact was $7.4 million at December 31, 2004, and December 31, 2003.

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-

level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission either a one-time amount of $140.5 million or four annual installments of $38.5 million each beginning on August 1, 2005. All related litigation and appeals have been dismissed. Upon final payment, Nebraska will be relieved of its responsibility to host a disposal facility. The Commission has begun seeking alternative long-term waste disposal capability elsewhere. WCNOC intends to pursue with the Commission the possibility of recovering from the settlement proceeds some of WCNOC's contributions to the Nebraska facility's pre-licensing effort. Based on the contribution of the respective utilities in relation to the total settlement amount, management believes the settlement proceeds would be sufficient to recover KCP&L’s $7.4 million net investment in the Compact.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At December 31, 2004 and 2003, KCP&L had $0.3 million and $1.8 million, respectively, accrued for environmental remediation expenses. The remaining accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

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

If coal-fired plants in Missouri and Kansas are required to implement reductions under the proposed CAIR, KCP&L would need to incur significant capital costs, purchase power or purchase emission allowances. Preliminary analysis of the proposed regulation indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control may be required for some of the KCP&L units. Currently, KCP&L estimates that additional capital expenditures could range from $385 million to $555 million. The timing of the installation of such control equipment is uncertain pending the final regulation being issued. The final regulation is expected to contain specific compliance dates and compliance levels, final determination of whether Kansas and/or Missouri are included (as they are in the proposed rules), as well as the applicability of accumulated SO2 allowances for future compliance. KCP&L is currently allocated approximately 50,000 tons of SO2 allowances per year to support its emissions of approximately 50,000 tons per year. KCP&L has accumulated over 190,000 tons of allocated SO2 allowances; however, the disposition of such credits is subject to regulatory approvals from both Kansas and Missouri. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above. The CAIR is scheduled to be finalized in March 2005. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury. If mercury controls, as discussed below, are required to be implemented prior to the CAIR, the above estimates could be reduced by $100 million to $144 million.

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

Mercury Emissions

In July 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions from man-made sources. As a result, in the January 30, 2004, and March 16, 2004, Federal Registers, the EPA published proposed regulations for controlling mercury emissions from coal-fired power plants that contained three options. Two of the options, the EPA’s preferred approaches, call for regulating mercury via emission trading regimes under section 111 or section 112 of the Clean Air Act (cap and trade options), and the third option would require utilities to install controls known as maximum achievable control technology (MACT). The EPA is scheduled to issue final rules by March 2005.

Under either of the cap and trade options, both of which would become applicable in 2010, the EPA would establish a mechanism by which mercury emissions from new and existing coal-fired plants would be capped at specified, nationwide levels. A first phase cap of 34 tons would become effective on January 1, 2010, and a second phase cap of 15 tons would become effective on January 1, 2018. Facilities would demonstrate compliance with the standard by holding one allowance for each ounce of mercury emitted in any given year and allowances would be readily transferable among all regulated facilities nationwide. Under the cap and trade options, KCP&L would be able to purchase mercury allowances that would be available nationwide or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances would be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Therefore, capital expenditures may be required in the 2016-2018 timeframe to install mercury pollution control equipment.

Under the MACT option, KCP&L could incur capital expenses prior to the 2007-2008 timeframe when the regulation would be applicable. This option would require compliance on a facility basis and therefore the option of trading nationwide mercury allowances would not be available. The EPA stated in the preamble that there are no adequately demonstrated control technologies specifically designed to reduce mercury emissions from coal-fired plants. However, the EPA also stated it is confident such technologies will be commercially available by 2007. There is currently considerable debate at the EPA and within the utility industry whether the installation of pollution control equipment for the control of NOx and SO2 under the CAIR might simultaneously remove mercury to the specified MACT regulatory levels, which is referred to as the co-benefit approach. If this approach is correct, and if the CAIR became final and all of KCP&L’s units were subject to the final regulation, KCP&L would not be required to install additional mercury control equipment to achieve compliance with this regulation. However, if the co-benefit approach is not correct, or if KCP&L units located in Missouri and/or Kansas were not included in the final CAIR regulation, KCP&L would be required to install mercury control equipment prior to 2007. If KCP&L were required to install mercury control equipment on all of its coal-fired plants, it is anticipated that activated carbon injection or comparable technology in conjunction with a baghouse would need to be installed at a projected cost to KCP&L ranging from $170 million to $245 million.

KCP&L is a participant in the DOE project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub bituminous coal.

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

On February 14, 2002, President Bush unveiled his Clear Skies Initiative, which included a climate change policy. The climate change policy is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration's strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% over the next 10 years. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. will lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

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

On January 17, 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity) by the equivalent of 3% to 5% of the current level.

On December 13, 2004, Power Partners entered into a cooperative umbrella MOU with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated over the next decade consistent with the EEI commitment of 3% to 5%. Individual companies, including KCP&L, will now begin entering into agreements with the DOE that set forth quantitative, concrete and specific activities to reduce, avoid or sequester greenhouse gases.

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

Air Particulate Matter and Ozone

In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in Federal court. However, the courts ultimately denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new eight-hour ozone and PM-2.5 National Ambient Air Quality Standards (NAAQS). In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings. This removed the last major hurdle to the EPA's implementation of stricter ambient air quality standards for ozone and fine particles. On December 17, 2004, the EPA designated the Kansas City area as attainment with respect to the PM-2.5 NAAQS.

On April 15, 2004, the EPA designated the Kansas City area as unclassifiable with respect to the eight-hour ozone NAAQS based on 2003 ozone season data. In the February 10, 2005, Federal Register, the EPA issued a proposed rule to redesignate Johnson, Linn, Miami and Wyandotte Counties in Kansas and Cass, Clay, Jackson and Platte Counties in Missouri to attainment for the eight-hour ozone standard. The EPA is scheduled to designate attainment areas for the eight-hour ozone NAAQS by April 15, 2005.

Water Use Regulations

On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. The final rule was published in the July 9, 2004, Federal Register with an effective date of September 7, 2004. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. KCP&L plans to complete the comprehensive demonstration studies by the end of 2006 at an expected cost of $0.3 million to $0.5 million per facility. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with the final rule is expected to be achieved between 2011 and 2014. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

Southwest Power Pool Regional Transmission Organization

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the MPSC and the KCC, during the second quarter of 2005 upon completion of the regional cost/benefit analysis currently being conducted for the SPP RTO. This cost/benefit analysis is being conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and is expected to be completed in the first quarter of 2005.

Pennsylvania Gross Receipts Tax Contingency

In January 2005, Strategic Energy was advised by the Pennsylvania Department of Revenue of a potential tax deficiency relating to state gross receipts tax on Strategic Energy’s Provider of Last Resort (POLR) revenues from 2000 to 2002. After consulting with external legal counsel, management believes the Pennsylvania Department of Revenue does not have an appropriate basis for a tax deficiency claim. Management believes, but cannot assure, that Strategic Energy will prevail if a claim is formally asserted. Strategic Energy has not accrued for any portion of this contingency at December 31, 2004. If this claim is formally asserted and the Pennsylvania Department of Revenue is successful, Strategic Energy’s total anticipated loss for the period 2000 through 2004 is a maximum of $16.4 million.

Income Tax Contingencies

See Note 11 for information regarding income tax contingences.

Contractual Commitments

Great Plains Energy’s and consolidated KCP&L’s expenses related to lease commitments are detailed in the following table.

	2004	2003	2002

	(millions)
Consolidated KCP&L	$18.4	$23.1	$25.7
Other Great Plains Energy (a)	1.9	1.0	1.7

Total Great Plains Energy	$20.3	$24.1	$27.4

(a) Includes insignificant amounts related to discontinued operations.

Great Plains Energy’s and consolidated KCP&L’s contractual commitments excluding pensions and long-term debt are detailed in the following tables.

Great Plains Energy Contractual Commitments

	2005	2006	2007	2008	2009	After 2009	Total

	(millions)
Lease commitments	$21.4	$21.7	$13.4	$11.1	$8.7	$85.2	$161.5
Purchase commitments
Fuel (a)	74.2	80.7	63.7	30.9	7.3	43.2	300.0
Purchased capacity	10.9	5.4	5.5	5.6	4.4	24.8	56.6
Purchased power	697.2	201.5	65.6	10.3	3.7	3.7	982.0
Other	32.9	5.2	4.0	4.7	-	-	46.8

Total contractual commitments	$836.6	$314.5	$152.2	$62.6	$24.1	$156.9	$1,546.9

(a) Fuel commitments consists of commitments for nuclear fuel, coal and coal transportation costs.

Consolidated KCP&L Contractual Commitments

	2005	2006	2007	2008	2009	After 2009	Total

	(millions)
Lease commitments	$20.1	$20.5	$12.4	$10.3	$8.7	$85.2	$157.2
Purchase commitments
Fuel (a)	74.2	80.7	63.7	30.9	7.3	43.2	300.0
Purchased capacity	10.9	5.4	5.5	5.6	4.4	24.8	56.6
Other	32.9	5.2	4.0	4.7	-	-	46.8

Total contractual commitments	$138.1	$111.8	$85.6	$51.5	$20.4	$153.2	$560.6

(a) Fuel commitments consists of commitments for nuclear fuel, coal and coal transportation costs.

Lease commitments end in 2028 and include insignificant amounts for capital leases. These amounts exclude possible termination payments under the synthetic lease arrangement with the Lease Trust. As the managing partner of three jointly owned generating units, KCP&L has entered into leases for railcars to serve those units. Consolidated KCP&L has reflected the entire lease commitment in the above amounts, although the other owners will reimburse about $2.0 million per year ($21.9 million total).

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $11.7 million for 2005, $11.4 million for 2006, $11.2 million per year for 2007 through 2009 and $23.5 million after 2009.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has energy sales contracts not included above for 2005 through 2007 totaling $69.1 million, $8.7 million and $0.6 million, respectively.

Synthetic Lease

In 2001, KCP&L entered into a synthetic lease arrangement with a Lease Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that added 385 MWs of peaking capacity (Project). Rental payments under the lease, which reflects interest payments only, began in 2004 and end in October 2006. KCP&L’s expense for the synthetic lease was $1.9 million in 2004. Upon a default during the lease period, KCP&L's maximum obligation to the Lessor equals 100% of project costs, approximately $154.0 million. KCP&L’s rental obligation for the years 2005 and 2006 are $5.3 million and $5.9 million, respectively. At the end of the lease term, KCP&L may choose to sell the project for the Lessor, guaranteeing that the Lessor receives a residual value for the Project in an amount, which may be up to 83.21% of the project cost. Alternatively, KCP&L may purchase the facility at an amount equal to the project cost.

The Lease Trust, a special purpose entity, acting as Lessor in the synthetic lease arrangement discussed above, is considered a variable interest entity under FIN No. 46. Because KCP&L has variable interests in the Lease Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L is the primary beneficiary of the Lease Trust. The Lease Trust was consolidated in 2003, as required by FIN No. 46. As a result, Great Plains Energy’s and consolidated KCP&L’s depreciation expense increased $5.1 million and $1.3 million in 2004 and 2003, respectively, with offsetting recognition of minority interest.

14.	GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.

As of December 31, 2004, KCP&L had guarantees, with a maximum potential of $6.4 million, for energy savings under agreements with several customers that expire over the next six years. In most cases, a subcontractor would indemnify KCP&L for any payments made by KCP&L under these guarantees. These guarantees were entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

15.	LEGAL PROCEEDINGS

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

See Note 12 for further information regarding related party transactions.

KLT Gas

On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to the October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.4 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. On August 17, 2004, KLT Gas submitted its notice of defense generally asserting that there is no contractual basis or implied duty for reimbursement or contribution regarding the settlements and there is no contractual basis for reimbursement or contribution regarding the Texas

Railroad Commission proceedings. KLT Gas also asserted counterclaims based upon misrepresentations and promissory estoppel, gross negligence in imprudent operations, full accounting under the JOA and offset. The arbitration is currently scheduled to begin in May 2005. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as other possible counterclaims that KLT Gas may have against Shell; however, management is unable to predict the ultimate outcome of this demand for arbitration.

Hawthorn No. 5 Subrogation Litigation

KCP&L filed suit against National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) and Travelers Indemnity Company of Illinois (Travelers) in Missouri state court on June 14, 2002, which was removed to the U.S. District Court for the Western District of Missouri. In 1999, there was a boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. National Union and Reliance National Insurance had issued a $200 million primary insurance policy and Travelers had issued a $100 million secondary insurance policy covering Hawthorn No. 5. A dispute arose among KCP&L, National Union and Travelers regarding the amount payable under these insurance policies for the reconstruction of Hawthorn No. 5 and replacement power expenses, and KCP&L filed suit against the two carriers. In that suit, KCP&L sought recovery, subject to the limits of the insurance policies, of Hawthorn No. 5 reconstruction costs and replacement power expenses, plus damages and attorneys’ fees from National Union for failing to pay the full amount of its insurance policy. In 2004, KCP&L settled with National Union for the amount remaining under the primary insurance policy limit, less the applicable deductible. In January 2005, KCP&L settled with Travelers for $10 million. This settlement does not encompass any alleged subrogation claims Travelers may have against National Union or any alleged subrogation claims with regard to possible future recoveries by National Union and KCP&L in the litigation described in the next paragraph.

KCP&L also filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various other defendants have settled with KCP&L. KCP&L received $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

KLT Telecom

On December 31, 2001, a subsidiary of KLT Telecom, DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In 2003, the Bankruptcy Court confirmed the plan of reorganization for these three companies. The Bankruptcy Court conducted an evidentiary hearing regarding three priority proofs of claim by the Missouri Department of Revenue (MODOR) in the aggregate amount of $2.8 million (collectively, the MODOR Claim), and ruled substantially in favor of Digital Teleport. MODOR has appealed this ruling. KLT Telecom may receive an additional distribution from the bankruptcy estate; however, the amount and timing of any additional distribution is dependent upon the outcome of the MODOR appeal.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings has been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option. Trial of this suit is scheduled to begin in May 2005.

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

The adoption of SFAS No. 143 changed the accounting for and the method used to report KCP&L’s obligation to decommission its 47% share of Wolf Creek. The legal obligation to decommission Wolf Creek was incurred when the plant was placed in service in 1985. The estimated liability, recognized on KCP&L’s balance sheet at January 1, 2003, was based on a third party nuclear decommissioning study conducted in 2002. KCP&L used a credit-adjusted risk free discount rate of 6.42% to calculate the retirement obligation. This estimated rate was based on the rate KCP&L could issue 30-year bonds, adjusted downward to reflect the portion of the anticipated costs in current year dollars that had been funded at date of adoption through a tax-qualified trust fund. The cumulative impact of prior decommissioning accruals recorded consistent with rate orders issued by the MPSC and KCC has been reversed with an offsetting reduction of the regulatory asset established upon adoption of SFAS No. 143, as described below. Amounts collected through these rate orders have been deposited in a legally restricted external trust fund. The fair market value of the trust fund was $84.1 million and $75.0 million at December 31, 2004 and 2003, respectively.

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

Revisions to the estimated liabilities of KCP&L could occur due to changes in the decommissioning or other cost estimates, extension of the nuclear operating license or changes in federal or state regulatory requirements.

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

KLT Gas had estimated liabilities for gas well plugging and abandonment, facility removal and surface restoration. As a result of the sale of the KLT Gas portfolio discussed in Note 6, the new owners have assumed the ARO related to the KLT Gas portfolio estimated to be $1.8 million as December 31, 2003.

The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s ARO, excluding prior year amounts included in Liabilities of Discontinued Operations. Pro forma amounts for 2002 illustrate the effect on ARO if the provisions of SFAS No. 143 had been applied prior to the January 1, 2003, adoption and were measured using assumptions consistent with the period of adoption.

December 31	2004	2003	2002

	(millions)
ARO beginning of period	$106.7	$99.2	$93.1
Additions	-	1.0	-
Accretion	7.0	6.5	6.1

ARO end of period	$113.7	$106.7	$99.2

17.	SEGMENT AND RELATED INFORMATION

Great Plains Energy

Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility, which provides reliable, affordable electricity to customers; and Strategic Energy, a competitive electricity supplier, which operates in several electricity markets offering retail choice. Other includes the operations of HSS, GPP, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments.

2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$1,090.1	$1,372.4	$1.5	$2,464.0
Depreciation	(144.3)	(4.8)	(1.0)	(150.1)
Interest charges	(73.7)	(0.7)	(8.6)	(83.0)
Income taxes	(55.7)	(24.3)	25.5	(54.5)
Loss from equity investments	-	-	(1.5)	(1.5)
Discontinued operations	-	-	7.3	7.3
Net income (loss)	150.0	42.5	(11.7)	180.8

2003	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$1,054.9	$1,091.0	$2.1	$2,148.0
Depreciation	(139.9)	(1.7)	(1.2)	(142.8)
Interest charges	(69.9)	(0.4)	(5.9)	(76.2)
Income taxes	(84.4)	(30.2)	36.0	(78.6)
Loss from equity investments	-	-	(2.0)	(2.0)
Discontinued operations	-	-	(44.8)	(44.8)
Net income (loss)	127.2	39.6	(21.9)	144.9

2002	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$1,009.9	$789.5	$2.9	$1,802.3
Depreciation	(144.3)	(0.9)	(1.6)	(146.8)
Interest charges	(80.3)	(0.3)	(6.8)	(87.4)
Income taxes	(63.4)	(25.2)	37.3	(51.3)
Loss from equity investments	-	-	(1.2)	(1.2)
Discontinued operations	-	-	(7.5)	(7.5)
Cumulative effect of a change
in accounting principle	-	-	(3.0)	(3.0)
Net income (loss)	102.9	29.7	(6.4)	126.2

	KCP&L	Strategic Energy	Other	Great Plains Energy

2004	(millions)
Assets	$3,330.2	$407.7	$61.0	$3,798.9
Capital expenditures (a)	190.8	2.6	3.3	196.7

2003
Assets	$3,293.5	$283.0	$105.5	$3,682.0
Capital expenditures (a)	148.8	3.1	-	151.9

2002
Assets	$3,084.5	$226.0	$206.6	$3,517.1
Capital expenditures (a)	132.1	2.1	(0.3)	133.9

(a) Capital expenditures reflect annual amounts for the periods presented.

Consolidated KCP&L

The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$1,090.1	$1.5	$1,091.6
Depreciation	(144.3)	(0.9)	(145.2)
Interest charges	(73.7)	(0.5)	(74.2)
Income taxes	(55.7)	2.9	(52.8)
Net income (loss)	150.0	(6.7)	143.3

2003	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$1,054.9	$2.1	$1,057.0
Depreciation	(139.9)	(1.1)	(141.0)
Interest charges	(69.9)	(0.4)	(70.3)
Income taxes	(84.4)	0.9	(83.5)
Discontinued operations	-	(8.7)	(8.7)
Net income (loss)	127.2	(10.0)	117.2

2002	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$1,009.9	$2.9	$1,012.8
Depreciation	(144.3)	(1.2)	(145.5)
Interest charges	(80.3)	-	(80.3)
Income taxes	(63.4)	0.5	(62.9)
Discontinued operations	-	(4.0)	(4.0)
Cumulative effect of a change
in accounting principle	-	(3.0)	(3.0)
Net income (loss)	102.9	(7.2)	95.7

	KCP&L	Other	Consolidated KCP&L

2004	(millions)
Assets	$3,330.2	$7.2	$3,337.4
Capital expenditures (a)	190.8	-	190.8

2003
Assets	$3,293.5	$9.1	$3,302.6
Capital expenditures (a)	148.8	-	148.8

2002
Assets	$3,084.5	$54.7	$3,139.2
Capital expenditures (a)	132.1	0.1	132.2

(a) Capital expenditures reflect annual amounts for the periods presented.

18.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

In December 2004, Great Plains Energy syndicated a $550 million, five-year revolving credit facility with a group of banks replacing a $150.0 million 364-day revolving credit facility and a $150.0 million three-year revolving credit facility with a group of banks that were syndicated earlier in 2004. Those latter two facilities had replaced a $225.0 million revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2004, the Company was in compliance with this covenant. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy. At December 31, 2003, Great Plains Energy had $87.0 million of outstanding borrowings under the $225.0 million revolving credit facility with a weighted-average interest rate of 2.12% and had issued a letter of credit for $15.8 million as credit support for Strategic Energy.

KCP&L's short-term borrowings consist of funds borrowed from banks or through the sale of commercial paper as needed. In December 2004, KCP&L syndicated a $250 million five-year revolving credit facility. This facility replaced $155 million in 364-day bilateral credit lines KCP&L had in place with a group of banks. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2004, KCP&L was in compliance with this covenant. At December 31, 2004 and 2003, KCP&L had no short-term borrowings outstanding.

During 2004, Strategic Energy syndicated a $125.0 million three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility. This facility replaced a $95.0 million revolving credit facility with a group of banks. A default by Strategic Energy of other indebtedness, as defined in the new facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00 as those are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2004, Strategic Energy was in compliance with these covenants. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no borrowings under the agreement. At December 31, 2003, $58.5 million in letters of credit had been issued under the previous agreement.

On June 30, 2003, HSS completed the disposition of its interest in RSAE. RSAE’s line of credit totaling $27 million was cancelled. With proceeds from a note to Great Plains Energy, HSS repaid $22.1 million on the supported bank line. HSS repaid all but an immaterial amount of the notes payable to Great Plains Energy during 2004. At December 31, 2003, the notes payable to Great Plains Energy totaled $22.0 million. See Note 7 for additional information concerning the disposition of RSAE.

19.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2004	2003

Consolidated KCP&L	(thousands)
General Mortgage Bonds
7.95%* and 7.55%** Medium-Term Notes	2007	$500	$55,000
2.26%* and 2.36%** EIRR bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(465)	(689)
EIRR bonds
2.29%* and 2.16%** Series A & B	2015	106,991	108,919
2.38%* and 2.25%** Series C	2017	50,000	50,000
2.29%* and 2.16%** Series D	2017	40,183	40,923
8.3% Junior Subordinated Deferred Interest Bonds		-	154,640
2.10%* and 1.25%** Combustion Turbine Synthetic Lease	2006	145,274	143,811
Current liabilities
EIRR bonds classified as current		(85,922)	(129,288)
Current maturities		(250,000)	(54,500)

Total consolidated KCP&L excluding current liabilities		790,329	1,152,584

Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	-
7.64%* and 7.84%** Affordable Housing Notes	2005-2008	5,761	10,564
Current maturities		(3,230)	(4,803)

Total consolidated Great Plains Energy excluding current maturities		$956,460	$1,158,345

* Weighted-average rate as of December 31, 2004
** Weighted-average rate as of December 31, 2003

Amortization of Debt Expense

Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	2004	2003	2002

Consolidated KCP&L	$2.1	$2.1	$2.1
Other Great Plains Energy	1.8	1.4	0.8

Total Great Plains Energy	$3.9	$3.5	$2.9

KCP&L General Mortgage Bonds

KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $159.3 million and $213.8 million of medium-term notes and Environmental Improvement Revenue Refunding (EIRR) bonds at December 31, 2004 and 2003, respectively. In 2004, KCP&L redeemed $54.5 million of its medium-term notes at maturity.

In August 2004, KCP&L secured a municipal bond insurance policy as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million. This municipal bond insurance policy replaced a 364-day credit facility with a bank, which expired in August 2004 that previously supported full liquidity of these bonds. These variable-rate secured EIRR bonds with a final maturity in 2017 are remarketed on a weekly basis through a Dutch auction process. The insurance agreement between KCP&L and XL Capital Assurance Inc. (XLCA), the issuer of the municipal bond insurance policy, provides for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policy. The insurance policy is in effect for the term of the bonds. The insurance agreement contains a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2004, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. In the event of a default under the insurance agreement, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

During 2004, KCP&L remarketed its secured 1994 series EIRR bonds totaling $35.9 million at a fixed rate of 2.25% ending August 31, 2005. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. KCP&L also remarketed its secured 1993 series EIRR bonds totaling $12.4 million at a fixed rate of 4.0% until maturity at January 2, 2012. The previous interest rate periods on these two series, with interest rates of 3.9%, expired on August 31, 2004. The $35.9 million of secured 1994 series EIRR bonds were classified as current liabilities at December 31, 2004. Both of these series were classified as current liabilities at December 31, 2003.

KCP&L Unsecured Notes

KCP&L had $196.5 million of unsecured EIRR bonds outstanding excluding the fair value of interest rate swaps of $0.7 million and $3.3 million at December 31, 2004 and 2003, respectively. During 2004, KCP&L remarketed its 1998 Series C EIRR bonds, totaling $50.0 million due 2017, at a fixed rate of 2.38% ending August 31, 2005. If the bonds could not be remarketed, KCP&L would be obligated to either purchase or retire the bonds. The previous interest rate period on this series, with an interest rate of 2.25%, expired on August 31, 2004. The Series C EIRR bonds were classified as current liabilities at December 31, 2004 and 2003.

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

Other Great Plains Energy Long-Term Debt

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

In June 2004, Great Plains Energy issued $163.6 million of FELINE PRIDES under this registration statement. After this transaction and the stock issuance discussed in Note 20, $171.0 million remains available under the registration statement. FELINE PRIDES, each with a stated amount of $25, initially consist of an interest in a senior note due February 16, 2009, and a contract requiring the holder to purchase the Company’s common stock on February 16, 2007. Each purchase contract obligates the holder of the purchase contract to purchase, and Great Plains Energy to sell, on February 16, 2007, for $25 in cash, newly issued shares of the Company’s common stock equal to the settlement rate. The settlement rate will vary according to the applicable market value of the Company’s common stock at the settlement date. Applicable market value will be measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding February 16, 2007. The settlement rate will be applied to the 6.5 million FELINE PRIDES at the settlement date to issue a number of common shares determined as described in the following table.

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

KLT Investments' affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. At December 31, 2004, the collateral was held entirely as cash and totaled $3.7 million. At December 31, 2003, collateral of $4.7 million was held as cash and $1.5 million was held in equity securities for these notes. The equity securities were included in other investments and nonutility property on Great Plains Energy’s consolidated balance sheets.

Scheduled Maturities

Great Plains Energy's and consolidated KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2005	2006	2007	2008	2009

	(millions)
Consolidated KCP&L	$250.0	$145.2	$225.5	$-	$-
Other Great Plains Energy	3.2	1.8	164.1	0.3	-

Total Great Plains Energy	$253.2	$147.0	$389.6	$0.3	$-

20.	COMMON STOCK EQUITY AND PREFERRED STOCK

Common Stock Equity

In 2004, Great Plains Energy issued 5.0 million shares of common stock at $30 per share under the registration statement discussed in Note 19 with $150.0 million in gross proceeds. Issuance costs of $5.4 million are reflected in capital stock premium and expense on Great Plains Energy’s consolidated balance sheet and statement of common stock equity at December 31, 2004.

Treasury shares are held for future distribution upon exercise of options issued in conjunction with the Company’s equity compensation plan.

Great Plains Energy has 3.0 million shares of common stock registered with the SEC for a Dividend Reinvestment and Direct Stock Purchase Plan (Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the Plan. At December 31, 2004, 2.2 million shares remained available for future issuances.

Great Plains Energy has 9.3 million shares of common stock registered with the SEC for a defined contribution savings plan. The Company matches employee contributions, subject to limits. At December 31, 2004, 1.1 million shares remained available for future issuances.

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

Great Plains Energy made capital contributions to KCP&L of $225 million and $100 million in 2004 and 2003, respectively. These contributions were used to pay down long-term debt. At December 31, 2004, KCP&L’s capital contributions from Great Plains Energy totaled $400 million which is reflected in common stock in the consolidated KCP&L balance sheet.

Preferred Stock

As of December 31, 2004, 1.6 million shares of Cumulative No Par Preferred Stock and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

21.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees. The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. The Company maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity price volatility. Counterparties on commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments measured at fair value are recorded on the balance sheet as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

Fair Value Hedges - Interest Rate Risk Management

In 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a 5-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on net income. The fair value of the swap was an asset of $0.7 million and $3.3 million at December 31, 2004 and 2003, respectively.

Cash Flow Hedges - Commodity Risk Management

KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of December 31, 2004, KCP&L had slightly under half of its 2005 projected natural gas usage for retail load and firm MWh sales hedged. These hedging instruments are designated as cash flow hedges. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness for the years ended December 31, 2004, 2003 or 2002. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy is hedging its exposure and variability of future cash flows is 3.1 years and 3.0 years at December 31, 2004 and 2003, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power for the year ended December 31, 2004, includes a $3.2 million gain due to ineffectiveness of the cash flow hedges. Strategic Energy did not record any gains or losses due to ineffectiveness for the years ended December 31, 2003 or 2002.

In 2003, Strategic Energy terminated an agreement with a swap counterparty due to credit and performance concerns. Strategic Energy received a $4.8 million fair value settlement. The swap was designated as a cash flow hedge of a forecasted transaction and Strategic Energy management believed the forecasted transaction would occur. Accordingly, the $4.8 million settlement was reclassified to purchased power expense over the remaining term of the underlying transaction, which was completed in 2003.

Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for hedge accounting. The changes in the fair value of these derivative instruments recorded into net income as a component of purchased power were a $1.5 million loss and an insignificant gain for the years ended December 31, 2004 and 2003, respectively.

The notional and estimated fair values of the Company’s derivative instruments are summarized in the following table as of December 31. The fair values of these derivatives are recorded on the consolidated balance sheets as of December 31, 2004 and 2003, respectively.

	2004		2003

	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value

Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$92.4	$4.5	$67.3	$(0.8)
Non-hedging derivatives	2.3	0.7	-	-
Forward contracts
Cash flow hedges	23.0	1.6	25.8	1.0
Non-hedging derivatives	5.5	(2.2)	1.3	-

Consolidated KCP&L
Swap contracts
Cash flow hedges	6.3	(0.3)	2.9	0.1

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy December 31		Consolidated KCP&L December 31
	2004	2003	2004	2003

	(millions)
Current assets	$2.5	$2.7	$(0.3)	$0.1
Other deferred charges	0.9	0.8	-	-
Other current liabilities	(0.5)	(2.6)	-	-
Deferred income taxes	(0.8)	(0.2)	0.2	-
Other deferred credits	(0.9)	(0.4)	-	-

Total	$1.2	$0.3	$(0.1)	$0.1

The amounts recorded in current assets and liabilities reflected in accumulated OCI in the table above as of December 31, 2004, are expected to be reclassified to expenses during the next twelve months for Great Plains Energy and consolidated KCP&L.

The amounts reclassified to revenues and expenses in 2004, 2003 and 2002 are summarized in the following table.

	Great Plains Energy			Consolidated KCP&L
	2004	2003	2002	2004	2003	2002

	(millions)
Gas revenues	$-	$-	$0.2	$-	$-	$-
Fuel expense	(0.7)	(0.8)	(0.1)	(0.7)	(0.8)	(0.1)
Purchased power expense	(0.6)	(9.0)	5.4	-	-	-
Minority interest	0.2	1.0	(0.9)	-	-	-
Income taxes	0.5	3.8	(2.0)	0.3	0.3	0.1

OCI	$(0.6)	$(5.0)	$2.6	$(0.4)	$(0.5)	$-

22.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly owned electric utility plants as of December 31, 2004, is detailed in the following table.

	Wolf Creek Unit	LaCygne Units	Iatan Unit

	(millions, except MW amounts)
KCP&L's share	47%	50%	70%

Utility plant in service	$1,366	$322	$260
Accumulated depreciation	671	236	183
Nuclear fuel, net	36
KCP&L's accredited capacity--MWs	548	681	469

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L’s share of direct expenses is included in the appropriate operating expense classifications in the Great Plains Energy and consolidated KCP&L Statements of Income.

23.  QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th

2004	(millions, except per share amounts)
Operating revenue	$541.5	$613.5	$714.8	$594.2
Operating income	62.6	82.3	125.5	48.4
Income from continuing operations	29.5	41.4	67.9	34.7
Net income	27.3	41.6	75.9	36.0
Basic and diluted earning per common
share from continuing operations	0.42	0.59	0.91	0.46
Basic and diluted earning per common share	0.39	0.59	1.02	0.48

2003
Operating revenue	$464.2	$503.0	$660.8	$520.0
Operating income	58.7	90.9	166.9	50.8
Income from continuing operations	22.0	59.0	84.2	24.5
Net income (loss)	14.5	50.9	83.8	(4.3)
Basic and diluted earning per common
share from continuing operations	0.31	0.85	1.21	0.34
Basic and diluted earning (loss) per common share	0.20	0.73	1.20	(0.07)

	Quarter
Consolidated KCP&L	1st	2nd	3rd	4th

2004	(millions)
Operating revenue	$247.0	$275.0	$323.7	$245.9
Operating income	49.7	68.3	111.3	37.8
Net income	21.2	32.3	63.9	25.9

2003
Operating revenue	$234.9	$247.9	$350.7	$223.5
Operating income	42.8	53.9	148.5	36.3
Income from continuing operations	13.1	22.0	78.5	12.3
Net income	11.9	14.5	78.5	12.3

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Great Plains Energy Incorporated

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As discussed in Notes 1 and 16, respectively, to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for stock-based compensation to adopt SFAS No. 123, “Accounting for Stock-Based Compensation” and changed its method of accounting for asset retirement obligations to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Kansas City Power & Light Company

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, common stock equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for intangible assets to adopt Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. As discussed in Note 16 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations to adopt SFAS No. 143, “Accounting for Asset Retirement Obligations”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 4, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Great Plains Energy

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy. Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2004. Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management has concluded that, as of December 31, 2004, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Great Plains Energy Incorporated

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Great Plains Energy Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated March 4, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 4, 2005

KCP&L

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L. Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2004. Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission. Management has concluded that, as of December 31, 2004, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Kansas City Power & Light Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kansas City Power & Light Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004, of the Company and our report dated March 4, 2005, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri

March 4, 2005

ITEM 9B. OTHER INFORMATION

Report of Triggering Events in Lieu of Current Report on Form 8-K
 Pursuant to the guidance provided by the SEC Division of Corporation Finance in the Current Report on Form 8-K Frequently Asked Questions dated November 23, 2004, the following information is provided pursuant to the following Items of Form 8-K: Item 1.01 Entry into a Material Definitive Agreement, Item 1.02 Termination of a Material Definitive Agreement, and Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

On March 7, 2005, Great Plains Energy announced the resignation of Andrea F. Bielsker as Senior Vice President- Finance, Chief Financial Officer and Treasurer effective March 25, 2005. An Agreement containing the terms of the resignation is attached to this report as Exhibit 10.1.jj.

Effective March 28, 2005, Terry Bassham will become Executive Vice President – Finance & Strategic Development and Chief Financial Officer of Great Plains Energy. Mr. Bassham, 44, has been Executive Vice President, Chief Financial and Administrative Officer (November 2001 to March 2005), Executive Vice President and General Counsel (August 2000 to November 2001) and Vice President and General Counsel (January 1999 to August 2000) of El Paso Electric Company.

Mr. Bassham’s initial annual base salary will be $275,000. Mr. Bassham will participate in the Great Plains Energy Annual Incentive Plan 2005, under which he will be eligible to receive up to 150% of a cash bonus of 40% of his annual base salary at target. He will also receive a $275,000 grant of restricted stock payable at the end of three years upon continued employment and performance shares equal to 70% of base salary at target under the Great Plains Long-Term Incentive Plan. Mr. Bassham will enter into an indemnification agreement and a change of control severance agreement with Great Plains Energy. He will also be eligible to participate in the Company’s Non-Qualified Deferred Compensation Plan, Supplemental Executive Retirement Plan and other benefit plans. The Company will also pay Mr. Bassham’s reasonable relocation costs. There is no family relationship between Mr. Bassham and any director or executive officer of the Company or its subsidiaries. There are no transactions or proposed transactions to which the Company or its subsidiaries, or their respective directors, shareholders or executive officers, is a party and in which Mr. Bassham has or will have an interest.

Combined current report on Form 8-K filed on December 16, 2004

The information provided under Item 1.01 of the combined current report on Form 8-K filed on December 16, 2004, respecting the entry into five-year revolving credit agreements by Great Plains Energy and KCP&L, is also provided under Item 2.03 of Form 8-K. In addition, the following information is provided.

The agreements provide for floating rate and Eurodollar advances. The interest rate on floating rate advances is calculated each day and is the higher of the prime rate and the federal funds effective rate plus 0.5% (as those terms are defined in the agreements), plus an amount based on current credit ratings. The interest rate on Eurodollar advances is based on the Eurodollar interest rate for the applicable period, adjusted for reserve requirements, plus an amount based on current credit ratings. Eurodollar advances may be made for terms of one, two, three or six months. Advances may be repaid at any time. All outstanding advances are due and payable at the expiration of the term of the agreements.

The five-year credit agreements contain representations and affirmative, negative and financial covenants customary for such facilities, including, among other things, limits on the incurrence of liens, disposition of assets, consolidations and mergers. The agreements also contain customary events of default including, without limitation, payment defaults, material inaccuracy of representations and warranties, covenant defaults, indebtedness cross-defaults, certain bankruptcy and insolvency events and certain ERISA events. Upon a default caused by certain events of bankruptcy and insolvency, the obligations of the lenders to make advances or issue letters of credit automatically cease, and all outstanding advances and letter of credit obligations are immediately payable. Upon other defaults, lenders in the aggregate having more than 50% of the aggregate commitment under the credit agreement, may cause the termination or suspensio n of the obligations of the lenders to make advances or issue letters of credit, or declare all outstanding advances and letter of credit obligations to be due and payable, or both.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Great Plains Energy Directors

The following information is incorporated by reference from the Great Plains Energy 2005 Proxy Statement, which will be filed with the SEC no later than March 31, 2005 (Proxy Statement):

•	Information regarding the directors of Great Plains Energy required by this item contained in the section titled “Election of Directors”.
•	Information regarding the Audit Committee of Great Plains Energy required by this item contained in the sections titled “Corporate Governance”, “Election of Directors” and “Director Independence”.

KCP&L Directors

Great Plains Energy, as the sole shareholder of KCP&L, elects the directors of KCP&L. The directors of KCP&L are the same as those for Great Plains Energy, and the Board committees of Great Plains Energy function as the Board committees of KCP&L. The eleven individuals listed below are all of the current directors and have consented to stand for election to the Board of Great Plains Energy. If they are elected at the annual shareholders meeting on May 3, 2005, to serve on the Great Plains Energy Board, they will also be elected to the KCP&L Board to serve as directors until the next annual shareholders meeting and until their successors are elected and qualified.

David L. Bodde	Director since 1994

Dr. Bodde, 62, is the Senior Fellow and Professor, Arthur M. Spiro Center for Entrepreneurial Leadership at Clemson University (since 2004). He previously held the Charles N. Kimball Professor of Technology and Innovation (1996-2004), at the University of Missouri-Kansas City. He also serves on the board of The Commerce Funds. Dr. Bodde served as a member of the Audit and Governance committees during 2004.

Michael J. Chesser	Director since 2003

Mr. Chesser, 56, is Chairman of the Board and Chief Executive Officer of Great Plains Energy and Chairman of the Board – KCP&L (since October 2003). Previously he served as Chief Executive Officer of United Water (2002-2003); President and Chief Executive Officer of GPU Energy (2000-2002); and President and Chief Executive Officer of Itron Inc. (1999-2000). Mr. Chesser served as a member of the Executive committee in 2004.

William H. Downey	Director since 2003

Mr. Downey, 60, is President and Chief Operating Officer - Great Plains Energy and President and Chief Executive Officer - KCP&L (since October 2003). Mr. Downey joined the Company in 2000 as Executive Vice President – Kansas City Power & Light Company and President – KCPL Delivery Company. He previously was principal of W. H. Downey & Associates (1999-2000). Mr. Downey also serves on the board of Enterprise Financial Services Corp.

Mark A. Ernst	Director since 2000

Mr. Ernst, 46, is Chairman, President and Chief Executive Officer of H&R Block, Inc., a global provider of tax preparation, investment, mortgage and accounting services. He was elected Chairman of the Board in 2002, Chief Executive Officer in 2001 and President in 1999. Mr. Ernst also serves on the board of Knight Ridder, Inc. Mr. Ernst served on the Audit and Compensation and Development committees during 2004.

Randall C. Ferguson, Jr.	Director since 2002

Mr. Ferguson, 53, is the Senior Partner for Business Development for Tshibanda & Associates, LLC (since March 2005), a consulting and project management services firm committed to assisting clients to improve operations and achieve long-lasting, measurable results. Previously he served as Senior Vice President Business Growth & Member Connections with the Greater Kansas City Chamber of Commerce (2003-2005)

and the retired Senior Location Executive (1998-2003) for the IBM Kansas City Region. Mr. Ferguson served on the Audit and Governance committees during 2004.

William K. Hall	Director since 2000

Dr. Hall, 61, is Chairman (since 2000) of Procyon Technologies, Inc., a holding company with investments in the aerospace and defense industries. He also served as Chief Executive Officer (2000-2003) of the company. Dr. Hall also serves on the boards of Actuant Corporation, A. M. Castle & Co., GenCorp and Woodhead Industries. Dr. Hall served on the Compensation and Development and Executive committees during 2004.

Luis A. Jimenez	Director since 2001

Mr. Jimenez, 60, is Senior Vice President and Chief Strategy Officer (since 2001) of Pitney Bowes Inc., a global provider of integrated mail and document management solutions. He served as Vice President, Global Growth and Future Strategy (1999-2001). Mr. Jimenez served on the Governance and Executive committees during 2004.

James A. Mitchell	Director since 2002

Mr. Mitchell, 63, is the Executive Fellow-Leadership, Center for Ethical Business Cultures (since 1999), a not-for-profit organization assisting business leaders in creating ethical and profitable cultures. Mr. Mitchell served on the Compensation and Development and Governance committees during 2004.

William C. Nelson	Director since 2000

Mr. Nelson, 67, is Chairman (since 2001) of George K. Baum Asset Management, a provider of investment management services to individuals, foundations and institutions. He is the retired Chairman (1990-2000) of Bank of America Midwest. He also serves on the board of DST Systems. Mr. Nelson served on the Audit and Compensation and Development committees during 2004.

Linda H. Talbott	Director since 1983

Dr. Talbott, 64, is President of Talbott & Associates (since 1975), consultants in strategic planning, philanthropic management and development to foundations, corporations, and nonprofit organizations. She is also Chairman of the Center for Philanthropic Leadership. Dr. Talbott served as a member of the Executive and Governance committees during 2004.

Robert H. West	Director since 1980

Mr. West, 66, serves on the boards of Saint Luke’s Health System, Burlington Northern Santa Fe Corporation and Commerce Bancshares, Inc. Mr. West served as the Lead Director of the Board and as a member of the Audit, Executive and Compensation and Development committees during 2004.

KCP&L Audit Committee

The Audit Committee of the Great Plains Energy Board of Directors functions as the Audit Committee of KCP&L. The members of the Audit Committee are Mark A. Ernst, David L. Bodde, Randall C. Ferguson, Jr., William C. Nelson and Robert H. West. The Board identified Mark A. Ernst, William C. Nelson and Robert H. West as independent “audit committee financial experts”, as that term is defined by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, and determined that those individuals are independent.

Great Plains Energy and KCP&L Executive Officers

Information regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 section titled “Executive Officers.”

Great Plains Energy and KCP&L Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries. The Code is posted on the investor relations page of our Internet websites at www.greatplainsenergy.com and www.kcpl.com. A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106. Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the investor relations page of their Internet websites.

Section 16(a) Beneficial Ownership Reporting Compliance

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, contained in the section titled “Security Ownership of Directors and Officers” of the Proxy Statement is incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

GREAT PLAINS ENERGY

The information regarding compensation of Great Plains Energy directors and named executive officers contained in the sections titled “Corporate Governance”, “Executive Compensation”, “Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values”, “Great Plains Energy Pension Plans”, “Great Plains Energy Severance Agreements”, “Employment Arrangement With Mr. Chesser”, “Compensation and Development Committee Report on Executive Compensation”, “Certain Relationships and Related Transactions” and “Stock Performance Graph” of the Proxy Statement is incorporated by reference.

KCP&L

Summary Compensation Table

The following table contains compensation data for KCP&L executive officers named below, for fiscal years ended December 31, 2004, 2003 and 2002.

Name and Principal Position (a)		Annual Compensation			Long Term Compensation			All Other Compensation ($)(3) (i)
	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (1) (e)	Awards		Payouts
					Restricted Stock Award(s) ($)(2) (f)	Securities Underlying Options/ SARs (#) (g)	LTIP Payouts ($) (h)
Michael J. Chesser Chairman of the Board	2004 2003 2002	550,000 137,500 -	495,535 123,750 -	311,436 - -	- 1,115,813 -	- - -	- - -	8,734 1,403 -
William H. Downey President and Chief Executive Officer	2004 2003 2002	400,000 325,000 260,000	270,292 219,375 78,000	- - -	- 1,001,998 -	- 5,249 20,000	- - -	27,562 20,764 14,382
Andrea F. Bielsker Senior Vice President–Finance, Chief Financial Officer and Treasurer	2004 2003 2002	230,000 220,000 200,000	141,831 132,000 60,000	- - -	- 125,626 -	- 2,887 13,000	- - -	24,678 22,313 18,569
Stephen T. Easley Vice President- Generation Services	2004 2003 2002	225,000 210,000 200,000	116,684 94,500 56,388	- - -	- 128,378 -	- 2,449 13,000	- - -	11,972 10,737 5,242
William P. Herdegen, III Vice President – Distribution Operations	2004 2003 2002	175,000 175,000 160,000	85,510 78,750 32,000	- - -	- 62,481 -	- 2,041 6,000	- - -	8,881 8,594 4,682

(1)	While the five named executive officers receive certain perquisites from the Company, with the exception of Mr. Chesser in 2004, such perquisites did not reach in any of the reported years the threshold for reporting of the lesser of either $50,000 or ten percent of salary and bonus set forth in the applicable rules of the Securities and Exchange Commission.
For 2004, amounts include:
	•	Personal Travel: Chesser-$3,794
	•	Relocation Costs: Chesser-$299,292
	•	Transportation Allowance: Chesser-$7,200
	•	Club Dues: Chesser-$1,150
(2)	The dollar value of restricted stock awards shown in Column (f) above is calculated by multiplying the number of shares awarded by the closing market price of the Great Plains Energy common stock on the date of the grant.
Chesser
12,135 shares vesting October 1, 2005, 12,135 shares vesting October 1, 2006 and 12,135 shares vesting October 1, 2007; dividends are reinvested with the same restrictions as the restricted stock; value as of December 31, 2004 was $1,102,343.
Downey
8,825 shares vesting October 1, 2005, 8,825 shares vesting October 1, 2006 and 8,826 shares vesting October 1, 2007; dividends are reinvested with the same restrictions as the restricted stock; value as of December 31, 2004 was $801,693.
(3)	For 2004, amounts include:
	•	Contribution Under the Great Plains Energy Employee Savings Plus Plan: Chesser-$263; Downey-$6,079; Bielsker-$6,142; Easley-$6,150; and Herdegen-$5,250.
	•	Flex Dollars Under the Flexible Benefits Plan: Chesser-$6,581; Downey-$3,932; Bielsker-$14,027; Easley-$3,997; and Herdegen-$3,542.
	•	Deferred Flex Dollars: Chesser-$1,836; and Downey-$2,535.
	•	Contribution under the Great Plains Energy Employee Savings Plus Plan accruing to the Deferred Compensation Plan: Downey-$4,269; Bielsker-$344; and Easley-$156.
	•	Above-Market Interest Paid on Deferred Compensation: Chesser-$54; Downey-$10,747; Bielsker-$4,165; and Easley-$1,669.
	•	Wellness Program: Herdegen-$89.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

	Shares		Number of Securities Underlying
	Acquired		Unexercised Options/SARs at Fiscal		Value of Unexercised In-the-Money
	on	Value	Year End		Options/SARs at Fiscal Year End
	Exercise	Realized	(#)		($)

Name	(#)	($)	Exercisable	Unexercisable	Exercisable (1)	Unexercisable
(a)	(b)	(c)	(1)(d)	(d)	(e)	(e)

Michael J. Chesser	0	-	-	-	-	-
William H. Downey	0	-	40,000	5,249	202,200	13,385
Andrea F. Bielsker	5,000	24,000	21,000	2,887	107,780	7,362
Stephen T. Easley	0	-	19,000	2,449	98,320	6,245
William P. Herdegen, III	0	-	12,000	2,041	60,660	5,205

(1) Includes stock options of 20,000 shares, 13,000 shares, 13,000 shares and 6,000 shares to Mr. Downey, Ms. Bielsker, Mr. Easley and Mr.
Herdegen, respectively, that became exercisable February 5, 2005.

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

Average Annual Base Salary	Annual Pension for Years of Service Indicated

for Highest 36 Months	15	20	25	30 or more

150,000	45,000	60,000	75,000	90,000
200,000	60,000	80,000	100,000	120,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
350,000	105,000	140,000	175,000	210,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
550,000	165,000	220,000	275,000	330,000
600,000	180,000	240,000	300,000	360,000
650,000	195,000	260,000	325,000	390,000
700,000	210,000	280,000	350,000	420,000

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

Credited
Officer	Years of Service
Michael J. Chesser (1)	1 year
William H. Downey	4 years
Andrea F. Bielsker	20 years
Stephen T. Easley	8 years
William P. Herdegen, III	3 years
(1)	Pursuant to the terms of an employment agreement, Mr.
Chesser will be credited with two years of service for every one year of service earned. The additional year of service
will be paid as a supplemental retirement benefit.

Eligibility for supplemental retirement benefits is limited to executive officers selected by the Copensation and Development Committee of the Board; all the executive officers named in the Summary Compensation Table are participants. The total retirement benefit payable at the normal retirement date is equal to 2% of highest average earnings, as shown above, for each year of credited service up to 30 (maximum of 60% of highest average earnings). A liability accrues each year to cover the estimated cost of future supplemental benefits.

The Internal Revenue Code imposes certain limitations on pensions that may be paid under tax qualified pension plans. In addition to the supplemental retirement benefits, the amount by which pension benefits exceed the limitations will be paid outside the qualified plan and accounted for by Great Plains Energy as an operating expense.

Severance Agreements

Great Plains Energy has severance agreements (Severance Agreements) with certain KCP&L executive officers, including the named executive officers, to ensure their continued service and dedication to and their objectivity in considering on behalf of Great Plains Energy any transaction that would change the control of the Company. Under the Severance Agreements, an executive officer would be entitled to receive a lump-sum cash payment and certain insurance benefits during the three-year period after a Change in Control (or, if later, the three-year period following the consummation of a transaction approved by Great Plains Energy’s shareholders constituting a Change in Control) if the officer's employment was terminated by:

•	Great Plains Energy other than for cause or upon death or disability;
•	the executive officer for "Good Reason" (as defined in the Severance Agreements); and
•

the executive officer for any reason during a 30-day period commencing one year after the Change in Control or, if later, commencing one year following consummation of a transaction approved by Great Plains Energy’s shareholders constituting a change in control (a "Qualifying Termination").

A Change in Control is defined as:

•	an acquisition by a person or group of 20% or more of the Great Plains Energy common stock (other than an acquisition from or by Great Plains Energy or by a Great Plains Energy benefit plan);
•	a change in a majority of the Board; and
•

approval by the shareholders of a reorganization, merger or consolidation (unless shareholders receive 60% or more of the stock of the surviving Company) or a liquidation, dissolution or sale of substantially all of Great Plains Energy’s assets.

Upon a Qualifying Termination, Great Plains Energy must make a lump-sum cash payment to the executive officer of:

•	the officer's base salary through the date of termination;
•	a pro-rated bonus based upon the average of the bonuses paid to the officer for the last five fiscal years;
•	any accrued vacation pay;
•	two or three times the officer's highest base salary during the prior 12 months;
•	two or three times the average of the bonuses paid to the officer for the last five fiscal years;

•

the actuarial equivalent of the excess of the officer's accrued pension benefits including supplemental retirement benefits computed without reduction for early retirement and including two or three additional years of benefit accrual service, over the officer's vested accrued pension benefits; and

•	the value of any unvested Great Plains Energy contributions for the benefit of the officer under the Great Plains Energy Employee Savings Plus Plan.

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

Employment Arrangement with Mr. Chesser

Pursuant to the terms of an employment arrangement, Michael Chesser, Chairman of the Board of KCP&L, is entitled to receive three times annual salary and bonus if he is terminated without cause prior to his reaching age 63. After age 63, any benefit for termination without cause will be one times annual salary and bonus until age 65. Regarding pension benefits, Mr. Chesser will receive two credited years of service for every one year of service earned. The additional year of service will be paid as a supplemental retirement benefit.

Director Compensation

The directors of KCP&L receive the following compensation for serving on the Boards of Great Plains Energy and KCP&L:

Non-employee directors received an annual retainer of $50,000 in 2004 ($25,000 of which was used to acquire shares of Great Plains Energy common stock through Great Plains Energy’s Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board). An additional retainer of $10,000 was paid annually to the lead director. Also, a retainer of $3,000 was paid to those non-employee directors serving as chair of a committee. Attendance fees of $1,000 for each Board meeting and $1,000 for each committee meeting attended were also paid in 2004. Directors may defer the receipt of all or part of the cash retainers and meeting fees.

Great Plains Energy also provides life and medical insurance coverage for each non-employee member of the Board. The total premiums paid by Great Plains Energy for this coverage for all participating non-employee directors in 2004 were $30,629.

Compensation and Development Committee Report on KCP&L Executive Compensation

The Compensation and Development Committee of the Board of Great Plains Energy is composed of five independent directors, and functions as the Compensation Committee of KCP&L. The Compensation and Development Committee sets the executive compensation structure and administers the policies and plans that govern compensation for the executive officers. Executive compensation is consistent with the Great Plains Energy total remuneration philosophy, which provides:

Given Great Plains Energy’s strategies in the competitive and demanding energy marketplace, attracting and retaining talent is a top priority. Great Plains Energy is committed to establishing total remuneration levels that are performance-based, competitive with the energy or utility market for jobs of similar scope to enable the organization to recruit and retain talented personnel at all levels in a dynamic and complex marketplace. This will be established through base salary, benefits and performance-based annual and long-term incentives. The incentive targets will be consistent with current trends in the energy or utility sector and the incentive measures will be appropriately tied to shareholder and customer interests.

Executive compensation for 2004 consisted of base salary and annual incentives. No grants were made under the Great Plains Energy Long-Term Incentive Plan in 2004. The Compensation and Development Committee has not adopted a policy concerning the Internal Revenue Services’ rules on the deductibility of compensation in excess of $1,000,000.

Base Salaries

The Compensation and Development Committee reviews executive officer salaries annually and makes adjustments as warranted. The Compensation and Development Committee benchmarks executive compensation regularly and compares with national compensation surveys. Base salaries for executive officers were established for 2004 on the basis of:

•	job responsibilities and complexity;
•	individual performance under established guidelines;
•	competitiveness for comparable positions in companies of similar size within the industry and general industry; and
•	sustained performance of the company.

Annual Incentive Plan

Under the Great Plains Energy Annual Incentive Plan (Plan), executive officers receive incentive compensation based on the achievement of specific corporate business unit and individual goals. The size of the entire award under the Plan is determined by Great Plains Energy earnings per share. Individual award levels are set as a percentage of the executive officer’s base salary. The corporate earnings per share target is subject to established performance measures at threshold, target and maximum. Payments at target equal 100% of the potential payout for each individual. Performance awards are not paid if the corporate earnings per share performance falls below the threshold level. Corporate earnings per share performance above the target goal results in payouts above the target level. The entire award is distributed proportionately among participants based on individual award levels and achievement of goals. In 2004, corporate earnings per share were at the maximum level and individual awards were earned in the amounts set forth in the Summary Compensation Table.

Long-Term Incentive Plan

Great Plains Energy has a Long-Term Incentive Plan, approved by the shareholders, which provides for grants by the Compensation and Development Committee of stock options, restricted stock, performance shares and other stock-based awards. The Compensation and Development Committee believes that appropriate equity interests in Great Plains Energy by its executive officers more closely aligns the interests of management with shareholders and has established stock ownership guidelines for executive officers based on their level within the organization. Compliance with these guidelines is taken into consideration in determining grants under the Long-Term Incentive Plan. No long-term grants were made in 2004.

Chief Executive Officer

In determining the base salary for William H. Downey, the President and Chief Executive Officer of KCP&L, the Compensation and Development Committee considered:

•	financial performance of the company;
•	cost and quality of services provided;
•	leadership in enhancing the long-term value of the company; and
•	relevant salary data from the utility industry.

The incentive award to Mr. Downey in 2004 under the Annual Incentive Plan was determined in the same manner as other executive officers.

COMPENSATION AND DEVELOPMENT COMMITTEE

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

KCP&L

Great Plains Energy is the sole shareholder of KCP&L. The following table shows beneficial ownership of Great Plains Energy’s common stock by the named executive officers, directors and all directors and executive officers of KCP&L as of February 5, 2005 (with the exception of shares held in the Employee Savings Plus Plan, which is reported as of January 31, 2005). The total of all shares owned by directors and executive officers represents less than 1% of Great Plains Energy’s common stock.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned
Named Executive Officers
Michael J. Chesser	38,889	(1)
William H. Downey	79,923	(1)
Andrea F. Bielsker	27,669	(1)
Stephen T. Easley	35,133	(1)
William P. Herdegen, III	13,965	(1)

Other Directors
David L. Bodde	8,835	(3)
Mark A. Ernst	7,244
Randall C. Ferguson, Jr.	2,957
William K. Hall	10,612
Luis A. Jimenez	3,263
James A. Mitchell	3,845
William C. Nelson	3,601
Linda H. Talbott	9,340
Robert H. West	6,803	(3)
All KCP&L Executive Officers and Directors As A Group (17 persons)	291,612	(1)
(1)	Includes restricted stock and exercisable non-qualified stock options.
	• Restricted Stock: Chesser – 38,871 shares; Downey – 28,269 shares; and Easley – 10,000 shares (awarded February 1, 2005).
	• Exercisable Non–Qualified Stock Options: Downey – 40,000 shares; Bielsker – 21,000 shares; Easley – 19,000 shares; and Herdegen – 12,000 shares.
(2)	The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's mother.
(3)	The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee’s wife.

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

KCP&L

See note 12 to the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GREAT PLAINS ENERGY

The information regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Audit Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L

The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L.

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2004 and 2003 and for other services rendered during 2004 and 2003 on behalf of KCP&L and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services.

Fee Category	2004	2003
Audit Fees	$ 920,904	$ 227,013
Audit-Related Fees	138,080	22,000
Tax Fees	373,730	85,637
All Other Fees	-	-
Total Fees	$ 1,432,714	$ 334,650

Audit Fees

Consists of direct and allocated fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting (the fees in 2004 aggregated $594,750) and other attest services, except those not required by statute or regulation; services related to filings with the Securities and Exchange Commission, including comfort letter, consents and assistance with and review of documents filed with the Securities and Exchange Commission; and accounting research in support of the audit.

Audit-Related Fees

Consists of direct and allocated fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of KCP&L and its subsidiaries and are not reported under “Audit Fees”. These services include consultation concerning financial accounting and reporting standards and services in connection with KCP&L’s assessment of the effectiveness of its internal control over financial reporting (the fees in 2004 aggregated $131,980).

Tax Fees

Consists of direct and allocated fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits and tax research and planning. Tax fees for 2004 included $372,040 of fees that became payable upon resolution of engagements entered into in prior years.

All Other Fees

Consists of fees for all other services other than those reported above.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor to Great Plains Energy and its subsidiaries. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted for both Great Plains Energy and KCP&L, and their respective subsidiaries, policies and procedures for the pre-approval of services provided by the independent auditor. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee. The Audit Committee as well may specifically approve audit and permissible non-audit services on a case-by-case basis. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Audit Committee receives quarterly reports regarding the pre-approved services performed by the independent auditor. The Chairman of the Audit Committee may, between meetings, pre-approve audit and non-audit services provided by the independent auditor and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
		Page No.
Great Plains Energy
a.	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	62

b.	Consolidated Balance Sheets - December 31, 2004 and 2003	63

c.	Consolidated Statements of Cash Flows - December 31, 2004, 2003 and 2002	65

d.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2004, 2003 and 2002	66

e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	67

f.	Notes to Consolidated Financial Statements	74

g.	Report of Independent Registered Public Accounting Firm	124

KCP&L

h.	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	68

i.	Consolidated Balance Sheets - December 31, 2004 and 2003	69

j.	Consolidated Statements of Cash Flows - December 31, 2004, 2003 and 2002	71

k.	Consolidated Statements of Common Stock Equity for the years ended December 31, 2004, 2003 and 2002	72

l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002	73

m.	Notes to Consolidated Financial Statements	74

n.	Report of Independent Registered Public Accounting Firm	125

Financial Statement Schedules

	Great Plains Energy

a.	Schedule II – Valuation and Qualifying Accounts and Reserves	150

	KCP&L

b.	Schedule II – Valuation and Qualifying Accounts and Reserves	151

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document

2.1	*

Agreement and Plan of Merger among Kansas City Power & Light Company, Great Plains Energy Incorporated and KCP&L Merger Sub Incorporated dated as of October 1, 2001 (Exhibit 2 to Form 8-K dated October 1, 2001).

3.1.a	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001 (Exhibit 3.i to Form 8-K filed October 1, 2001).

3.1.b	*	By-laws of Great Plains Energy Incorporated, as amended September 16, 2003 (Exhibit 3.1 to Form 10-Q for the period ended September 30, 2003).

4.1.a	*	Resolution of Board of Directors Establishing 3.80% Cumulative Preferred Stock (Exhibit 2-R to Registration Statement, Registration No. 2-40239).

4.1.b	*	Resolution of Board of Directors Establishing 4.50% Cumulative Preferred Stock (Exhibit 2-T to Registration Statement, Registration No. 2-40239).

4.1.c	*	Resolution of Board of Directors Establishing 4.20% Cumulative Preferred Stock (Exhibit 2-U to Registration Statement, Registration No. 2-40239).

4.1.d	*	Resolution of Board of Directors Establishing 4.35% Cumulative Preferred Stock (Exhibit 2-V to Registration Statement, Registration No. 2-40239).

4.1.e	*

Pledge Agreement, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary and BNY Midwest Trust Company, as Purchase Contract Agent (Exhibit 4.2 to Form 8-A/A, dated June 14, 2004).

4.1.f	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).

4.1.g	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).

4.1.h	*	Form of Income PRIDES (included in Exhibit 4.1 to Form 8-A/A, dated June 14, 2004, as Exhibit A thereto).

10.1.a	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).

10.1.b	*+	Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1 to Form 8-K dated February 4, 2005).

10.1.c	*+	Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.2 to Form 8-K dated February 4, 2005).

10.1.d	*+	Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.3 to Form 8-K dated February 4, 2005).

10.1.e	*+	Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.4 to Form 8-K dated February 4, 2005).

10.1.f	+	Great Plains Energy Incorporated / Kansas City Power & Light Company Annual Incentive Plan 2005.

10.1.g	+	Strategic Energy, L.L.C. Annual Incentive Plan 2005.

10.1.h	*+	Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).

10.1.i	*+	Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the period ended March 31, 2003).

10.1.j	*+	Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to Form 10-K for the year ended December 31, 2000).

10.1.k	*+	Conforming Amendment to Severance Agreements with certain executive officers (Exhibit 10.1.b to Form 10-Q for the period ended March 31, 2003).

10.1.l	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated effective October 1, 2003 (Exhibit 10.1.a to Form 10-Q for the period ended September 30, 2003).

10.1.m	*+	Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form 10-Q for the period ended March 31, 2000).

10.1.n	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.

10.1.o	*+	Employment Agreement between Strategic Energy, L.L.C. and Richard M. Zomnir dated June 13, 2002 (Exhibit 10.1.h to Form 10-K for the year ended December 31, 2002).

10.1.p	+	Employment Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004.

10.1.q	+	Severance Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004.

10.1.r	*

First Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code dated March 31, 2003, of Digital Teleport Inc., DTI Holdings, Inc. and Digital Teleport of Virginia, Inc. (Exhibit 10.1.e to Form 10-Q for the period ended March 31, 2003).

10.1.s

Credit Agreement dated as of December 15, 2004, among Great Plains Energy Incorporated, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited.

10.1.t	*

Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank and Sky Bank. (Exhibit 10.2 to Form 10-Q for the period ended June 30, 2004).

10.1.u	*

Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2, 2004 among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto. (Exhibit 10.3 to Form 10-Q for the period ended June 30, 2004).

10.1.v	*

Agreement dated May 10, 2004, by and among SE Holdings, LLC, members of SE Holdings, LLC, SE, Inc., shareholders of SE, Inc., Strategic Energy, LLC and Innovative Energy Consultants Inc. (Exhibit 10.6 to Form 10-Q for the period ended June 30, 2004).

10.1.w	*

General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.a. to Form 10-Q for the period ended June 30, 2002).

10.1.x	*

Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.b. to Form 10-Q for the period ended June 30, 2002).

10.1.y	*	Guaranty issued by Great Plains Energy Incorporated, dated as of June 30, 2003, in favor of El Paso Merchant Energy, L.P. (Exhibit 10.1.c to Form 10-Q for the period ended June 30, 2003).

10.1.z	*	First Amendment to Guarantee by and between Great Plains Energy Incorporated and El Paso Merchant Energy, dated as of July 29, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended June 30, 2003).

10.1.aa	*

Guaranty issued by Great Plains Energy Incorporated in favor of Coral Power, L.L.C., dated as of September 12, 2002, and First Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power, L.L.C. dated as of March 7, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended March 31, 2003).

10.1.bb	*	Second Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power, L.L.C. dated as of May 9, 2003 (Exhibit 10.1.f to Form 10-Q for the period ended June 30, 2003).

10.1.cc	*	Third Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power, L.L.C., dated as of May 30, 2003 (Exhibit 10.1.g to Form 10-Q for the period ended June 30, 2003).

10.1.dd	*	Fourth Amendment to Guaranty by and between Great Plains Energy Incorporated and Coral Power, L.L.C., dated as of August 29, 2003 (Exhibit 10.1.c to Form 10-Q for the period ended September 30, 2003).

10.1.ee	*	Fifth Amendment to Guaranty dated as of August 30, 2004 between Great Plains Energy Incorporated and Coral Power, L.L.C. (Exhibit 10.1.c. to Form 10-Q for the period ended September 30, 2004).

10.1.ff	*	Guaranty Extension by and between Great Plains Energy Incorporated and Coral Power, L.L.C., dated as of September 11, 2003 (Exhibit 10.1.d to Form 10-Q for the period ended September 30, 2003).

10.1.gg	*

Agreement and Plan of Merger among Environmental Lighting Concepts, Inc., Mark R. Schroeder and Gregory J. Orman, Innovative Energy Consultants Inc. and Great Plains Energy Incorporated dated November 7, 2002 (Exhibit 10 to Form 8-K dated November 7, 2002).

10.1.hh	*	Guaranty issued by Great Plains Energy Incorporated, dated as of March 1, 2004, in favor of Cincinnati Gas & Electric Company (Exhibit 10.1.dd to Form 10-K for the year ended December 31, 2003).

10.1.ii	*

Guaranty Extension by and between Great Plains Energy Incorporated and The Cincinnati Gas & Electric Company, dated as of March 29, 2004. (Exhibit 10.1.d to For 10-Q for the period ended March 31, 2004)

10.1.jj	Agreement between Great Plains Energy Incorporated and Andrea F. Bielsker dated March 4, 2005.

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of Subsidiaries of Great Plains Energy Incorporated.

23.1.a	Consent of Counsel.

23.1.b	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney.

31.1.a	Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b	Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.1	Section 1350 Certifications.

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

4.2.b	*	Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for the year ended December 31, 1991).

4.2.c	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1992).

4.2.d	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the period ended September 30, 1993).

4.2.e	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).

4.2.f	*	Ninth Supplemental Indenture dated as of February 1, 1994, to Indenture dated as of December 1, 1986 (Exhibit 4-h to Form 10-K for year ended December 31, 1993).

4.2.g	*

Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.h	*

Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and $250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K dated December 18, 2000).

4.2.i	*

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

10.2.f	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002, relating to City of Burlington, Kansas,

Environmental Improvement Revenue Refunding Bonds, Series 1993A and 1993B in the aggregate amount of $79,000,000.

10.2.g	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the period ended September 30, 2004).

10.2.h

Credit Agreement dated as of December 15, 2004, among Kansas City Power & Light Company, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited.

12.2		Computation of Ratio of Earnings to Fixed Charges.

23.2.a		Consent of Counsel.

23.2.b		Consent of Independent Registered Public Accounting Firm.

24.2		Powers of Attorney.

31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.

31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Andrea F. Bielsker.

32.2		Section 1350 Certifications.

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

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002

		Additions

		Charged
	Balance At	To Costs		Charged				Balance
	Beginning	And		To Other				At End
Description	Of Period	Expenses		Accounts		Deductions		Of Period

Year Ended December 31, 2004	(millions)
Allowance for uncollectible accounts	$8.5	$5.4		$2.8	(a)	$10.3	(b)	$6.4
Legal reserves	4.0	1.4		-		2.2	(c)	3.2
Environmental reserves	1.8	(1.5	)(d)	-		-		0.3

Year Ended December 31, 2003
Allowance for uncollectible accounts	$8.8	$5.1		$2.8	(a)	$8.2	(b)	$8.5
Legal reserves	3.8	3.3		-		3.1	(c)	4.0
Environmental reserves	1.9	-		-		0.1	(e)	1.8
Tax valuation allowance (f)	15.8	(15.8)		-		-		-
Discontinued operations	1.7	-		-		1.7	(g)	-

Year Ended December 31, 2002
Allowance for uncollectible accounts	$6.7	$7.6		$3.4	(a)	$8.9	(b)	$8.8
Legal reserves	2.0	3.5		-		1.7	(c)	3.8
Environmental reserves	1.9	-		-		-		1.9
Tax valuation allowance	15.8	-		-		-		15.8
Discontinued operations (h)	1.8	2.3		0.6	(i)	3.0	(j)	1.7

(a) Recoveries. Charged to other accounts for the year ended December 31, 2002, includes the establishment of an allowance of $0.3 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of $1.4 million by Worry Free.
(c) Payment of claims.
(d) Reversal of reserve for remediation of soil and groundwater.
(e) Payment of expenses.
(f) A tax valuation allowance of $15.8 million was recorded at KLT Telecom in 2001 to reduce the income tax benefits arising primarily from DTI's 2002 abandonment of its $104 million of long-haul assets. The allowance was necessary due to the uncertainty of recognizing future tax deductions while DTI is in the bankruptcy process. The allowance was reversed in 2003 after confirmation of the DTI restructuring plan.
(g) In 2003, HSS completed the disposition of its interest in RSAE.
(h) Discontinued operations at December 31, 2002, includes property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(i) The establishment of medical insurance reserves, contributions from Cobra insurance premiums and recoveries.
(j) Payment of claims on property and casualty and medical insurance reserves, expenses incurred on warranty repair reserves, inventory reserve adjustments and uncollectible accounts charged off.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002

		Additions

		Charged
	Balance At	To Costs		Charged				Balance
	Beginning	And		To Other				At End
Description	Of Period	Expenses		Accounts		Deductions		Of Period

Year Ended December 31, 2004	(millions)
Allowance for uncollectible accounts	$4.9	$2.6		$2.7	(a)	$8.5	(b)	$1.7
Legal reserves	3.8	1.4		-		2.0	(c)	3.2
Environmental reserves	1.8	(1.5	)(d)	-		-		0.3

Year Ended December 31, 2003
Allowance for uncollectible accounts	$5.6	$3.5		$2.7	(a)	$6.9	(b)	$4.9
Legal reserves	3.8	3.1		-		3.1	(c)	3.8
Environmental reserves	1.9	-		-		0.1	(e)	1.8
Discontinued operations	1.7	-		-		1.7	(f)	-

Year Ended December 31, 2002
Allowance for uncollectible accounts	$5.8	$3.5		$2.9	(a)	$6.6	(b)	$5.6
Legal reserves	2.0	3.5		-		1.7	(c)	3.8
Environmental reserves	1.9	-		-		-		1.9
Discontinued operations(g)	1.8	2.3		0.6	(h)	3.0	(i)	1.7

(a) Recoveries.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of $1.4 million by Worry Free.
(c) Payment of claims.
(d) Reversal of reserve for remediation of soil and groundwater.
(e) Payment of expenses.
(f) In 2003, HSS completed the disposition of its interest in RSAE.
(g) Discontinued operations at December 31, 2002, includes property and casualty insurance reserves, medical insurance reserves and warranty repair reserves for RSAE.
(h) The establishment of medical insurance reserves, contributions from Cobra insurance premiums and recoveries.
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

GREAT PLAINS ENERGY INCORPORATED
Date: March 7, 2005	By: /s/Michael J. Chesser
Michael J. Chesser

Chairman of the Board and

Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/Michael J. Chesser Michael J. Chesser		Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Andrea F. Bielsker Andrea F. Bielsker		Senior Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright		Controller (Principal Accounting Officer)	) )
)
David L. Bodde*		Director	) March 7, 2005
)
/s/William H. Downey William H. Downey		Director	) )
)
Mark A. Ernst*		Director	)
)
Randall C. Ferguson, Jr.*		Director	)
)
William K. Hall*		Director	)
)
Luis A. Jimenez*		Director	)
)
James A. Mitchell*		Director	)
)
William C. Nelson*		Director	)
)
Linda H. Talbott*		Director	)
)
Robert H. West*		Director	)
*By	/s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: March 7, 2005	By: /s/ William H. Downey
William H. Downey

President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
/s/ William H. Downey William H. Downey		President and Chief Executive Officer and Director (Principal Executive Officer)	) ) )
)
/s/Andrea F. Bielsker Andrea F. Bielsker		Senior Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright		Controller (Principal Accounting Officer)	) )
)
David L. Bodde*		Director	) March 7, 2005
)
/s/Michael J. Chesser Michael J. Chesser		Chairman of the Board	) )
)
Mark A. Ernst*		Director	)
)
Randall C. Ferguson, Jr.*		Director	)
)
William K. Hall*		Director	)
)
Luis A. Jimenez*		Director	)
)
James A. Mitchell*		Director	)
)
William C. Nelson*		Director	)
)
Linda H. Talbott*		Director	)
)
Robert H. West*		Director	)
*By	/s/Michael J. Chesser
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