Form 10-Q
period 2005-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2005-05-06
CIK 1143068, 54476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

0-33207	GREAT PLAINS ENERGY INCORPORATED (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556-2200 www.greatplainsenergy.com	43-1916803
1-707	KANSAS CITY POWER & LIGHT COMPANY (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556-2200 www.kcpl.com	44-0308720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Great Plains Energy Incorporated Yes X	No _	Kansas City Power & Light Company Yes _	No X

As of May 2, 2005, the number of shares outstanding of (i) Great Plains Energy’s common stock was 74,577,521 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

Great Plains Energy Incorporated and Kansas City Power & Light Company separately file this combined Quarterly Report on Form 10-Q. Information contained herein relating to an individual registrant and its subsidiaries is filed by such registrant on its own behalf. Each registrant makes representations only as to information relating to itself and its subsidiaries.

The terms “Great Plains Energy”, “Company”, “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the companies’ 2004 Form 10-K.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION

Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include:

•	future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets
•	market perception of the energy industry and the Company
•	changes in business strategy, operations or development plans
•	effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry and constraints placed on the Company’s actions by the Public Utility Holding Company Act of 1935
•	adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air quality
•	financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on the Company’s pension plan assets and costs
•	credit ratings
•	inflation rates
•	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
•	impact of terrorist acts
•	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
•	ability to carry out marketing and sales plans
•	weather conditions including weather-related damage
•	cost, availability, quality and deliverability of fuel
•	ability to achieve generation planning goals and the occurrence of unplanned generation outages
•	delays in the anticipated in-service dates of additional generating capacity
•	nuclear operations
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
•	performance of projects undertaken by the Company’s non-regulated businesses and the success of efforts to invest in and develop new opportunities, and
•	other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition
35 Act	Public Utility Holding Company Act of 1935, as amended
CAIR	Clean Air Interstate Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Compact	Central Interstate Low-Level Radioactive Waste Compact
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiary, HSS
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
Duquesne	Duquesne Light Company
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities, a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GPP	Great Plains Power Incorporated, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
IRS	Internal Revenue Service
KCBPU	Kansas City, Kansas Board of Public Utilities
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Energy Services	KLT Energy Services Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MISO	Midwest Independent Systems Operator
MPSC	Missouri Public Service Commission

Abbreviation or Acronym	Definition
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NSPS	New Source Performance Standards
OCI	Other Comprehensive Income
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SOX	Sulfur Oxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART 1 - FINANCIAL INFORMATION Item 1 - Consolidated Financial Statements
GREAT PLAINS ENERGY Consolidated Balance Sheets
(Unaudited)
	March 31 2005	December 31 2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$84,671	$127,129
Restricted cash	10,050	7,700
Receivables, net	284,156	247,184
Fuel inventories, at average cost	24,908	21,121
Materials and supplies, at average cost	55,704	54,432
Deferred income taxes	6,736	13,065
Assets of discontinued operations	-	749
Derivative instruments	30,745	6,372
Other	18,570	14,485

Total	515,540	492,237

Nonutility Property and Investments
Affordable housing limited partnerships	40,343	41,317
Nuclear decommissioning trust fund	85,112	84,148
Other	34,432	32,739

Total	159,887	158,204

Utility Plant, at Original Cost
Electric	4,857,076	4,841,355
Less-accumulated depreciation	2,239,908	2,196,835

Net utility plant in service	2,617,168	2,644,520
Construction work in progress	67,327	53,821
Nuclear fuel, net of amortization of $130,908 and $127,631	33,635	36,109

Total	2,718,130	2,734,450

Deferred Charges
Regulatory assets	144,901	144,345
Prepaid pension costs	111,673	119,811
Goodwill	86,767	86,767
Other deferred charges	70,035	63,087

Total	413,376	414,010

Total	$3,806,933	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Balance Sheets
(Unaudited)
	March 31 2005	December 31 2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$17,000	$20,000
Commercial paper	9,200	-
Current maturities of long-term debt	398,505	253,230
EIRR bonds classified as current	85,922	85,922
Accounts payable	198,378	199,952
Accrued taxes	42,877	46,993
Accrued interest	13,051	11,598
Accrued payroll and vacations	23,569	32,462
Accrued refueling outage costs	14,903	13,180
Supplier collateral	10,050	7,700
Liabilities of discontinued operations	-	2,129
Other	27,933	24,931

Total	841,388	698,097

Deferred Credits and Other Liabilities
Deferred income taxes	640,151	632,160
Deferred investment tax credits	32,615	33,587
Asset retirement obligations	115,489	113,674
Pension liability	96,181	95,805
Other	89,577	88,524

Total	974,013	963,750

Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,587,492 and 74,394,423 shares issued, stated value	771,181	765,482
Unearned compensation	(2,519)	(1,393)
Capital stock premium and expense	(32,060)	(32,112)
Retained earnings	440,378	451,491
Treasury stock-28,488 shares, at cost	(856)	(856)
Accumulated other comprehensive loss	(32,331)	(41,018)

Total	1,143,793	1,141,594
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 8)	808,739	956,460

Total	1,991,532	2,137,054

Commitments and Contingencies (Note 11)

Total	$3,806,933	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Income
(Unaudited)
Three Months Ended March 31	2005	2004

Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$233,215	$246,535
Electric revenues - Strategic Energy	311,316	294,111
Other revenues	583	832

Total	545,114	541,478

Operating Expenses
Fuel	41,490	40,600
Purchased power - KCP&L	11,490	12,467
Purchased power - Strategic Energy	277,866	264,354
Other	79,895	79,734
Maintenance	29,358	20,471
Depreciation and amortization	37,862	36,520
General taxes	25,856	24,721
Gain on property	(519)	(35)

Total	503,298	478,832

Operating income	41,816	62,646
Non-operating income	1,924	1,412
Non-operating expenses	(1,315)	(2,902)
Interest charges	(17,487)	(18,339)

Income from continuing operations before income taxes,
minority interest in subsidiaries and loss from equity
investments	24,938	42,817
Income taxes	(5,291)	(12,163)
Minority interest in subsidiaries	888	(845)
Loss from equity investments	(345)	(307)

Income from continuing operations	20,190	29,502
Discontinued operations, net of income taxes (Note 7)	-	(2,178)

Net income	20,190	27,324
Preferred stock dividend requirements	411	411

Earnings available for common shareholders	$19,779	$26,913

Average number of common shares outstanding	74,436	69,257
Basic and diluted earnings (loss) per common share
Continuing operations	$0.27	$0.42
Discontinued operations	-	(0.03)

Basic and diluted earnings per common share	$0.27	$0.39

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Cash Flows
(Unaudited)
Three Months Ended March 31	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$20,190	$27,324
Less: Discontinued operations, net of income taxes	-	(2,178)

Income from continuing operations	20,190	29,502
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	37,862	36,520
Amortization of:
Nuclear fuel	3,277	3,478
Other	2,659	2,490
Deferred income taxes, net	10,284	(1,471)
Investment tax credit amortization	(972)	(996)
Loss from equity investments	345	307
Gain on property	(519)	(35)
Minority interest in subsidiaries	(888)	845
Other operating activities (Note 4)	(64,809)	(1,291)

Net cash from operating activities	7,429	69,349

Cash Flows from Investing Activities
Utility capital expenditures	(32,295)	(67,696)
Allowance for borrowed funds used during construction	(435)	(397)
Purchases of investments	(15,864)	(888)
Purchases of nonutility property	(1,601)	(682)
Proceeds from sale of assets and investments	15,064	1,664
Hawthorn No. 5 partial insurance recovery	10,000	-
Hawthorn No. 5 partial litigation settlements	-	813
Other investing activities	(2,216)	(3,894)

Net cash from investing activities	(27,347)	(71,080)

Cash Flows from Financing Activities
Issuance of common stock	3,971	-
Net change in short-term borrowings	6,200	8,850
Dividends paid	(31,303)	(29,153)
Other financing activities	(1,408)	(895)

Net cash from financing activities	(22,540)	(21,198)

Net Change in Cash and Cash Equivalents	(42,458)	(22,929)
Cash and Cash Equivalents from Continuing Operations
at Beginning of Year	127,129	114,227

Cash and Cash Equivalents from Continuing Operations
at End of Year	$84,671	$91,298

Net Change in Cash and Cash Equivalents from
Discontinued Operations	$(626)	$(106)
Cash and Cash Equivalents from Discontinued Operations
at Beginning of Year	626	168

Cash and Cash Equivalents from Discontinued Operations
at End of Period	$-	$62

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Common Shareholders' Equity
(Unaudited)
Three Months Ended March 31	2005		2004

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,394,423	$765,482	69,259,203	$611,424
Issuance of common stock	145,340	4,254	-	-
Issuance of restricted common stock	47,729	1,445	-	-

Ending balance	74,587,492	771,181	69,259,203	611,424

Unearned Compensation
Beginning balance		(1,393)		(1,633)
Issuance of restricted common stock		(1,445)		-
Compensation expense recognized		319		53

Ending balance		(2,519)		(1,580)

Capital Stock Premium and Expense
Beginning balance		(32,112)		(7,240)
Other		52		12

Ending balance		(32,060)		(7,228)

Retained Earnings
Beginning balance		451,491		391,750
Net income		20,190		27,324
Loss on reissuance of treasury stock		-		(54)
Dividends:
Common stock		(30,892)		(28,742)
Preferred stock - at required rates		(411)		(411)

Ending balance		440,378		389,867

Treasury Stock
Beginning balance	(28,488)	(856)	(3,265)	(121)
Treasury shares acquired	-	-	(3,183)	(101)
Treasury shares reissued	-	-	6,000	207

Ending balance	(28,488)	(856)	(448)	(15)

Accumulated Other Comprehensive Loss
Beginning balance		(41,018)		(36,886)
Derivative hedging activity, net of tax		8,724		3,539
Minimum pension obligation, net of tax		(37)		-

Ending balance		(32,331)		(33,347)

Total Common Shareholders' Equity		$1,143,793		$959,121

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Comprehensive Income
(Unaudited)
Three Months Ended March 31	2005	2004

	(thousands)
Net income	$20,190	$27,324

Other comprehensive income
Gain on derivative hedging instruments	18,856	8,087
Income taxes	(8,047)	(3,538)

Net gain on derivative hedging instruments	10,809	4,549
Reclassification to expenses, net of tax	(2,085)	(1,010)

Derivative hedging activity, net of tax	8,724	3,539

Change in minimum pension obligation	(60)	-
Income taxes	23	-

Net change in minimum pension obligation	(37)	-

Comprehensive income	$28,877	$30,863

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	March 31	December 31
	2005	2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$751	$51,619
Receivables, net	117,276	63,366
Fuel inventories, at average cost	24,908	21,121
Materials and supplies, at average cost	55,704	54,432
Deferred income taxes	11,503	12,818
Prepaid expenses	12,021	12,511
Derivative instruments	1,920	363

Total	224,083	216,230

Nonutility Property and Investments
Nuclear decommissioning trust fund	85,112	84,148
Other	21,309	20,576

Total	106,421	104,724

Utility Plant, at Original Cost
Electric	4,857,076	4,841,355
Less-accumulated depreciation	2,239,908	2,196,835

Net utility plant in service	2,617,168	2,644,520
Construction work in progress	67,327	53,821
Nuclear fuel, net of amortization of $130,908 and $127,631	33,635	36,109

Total	2,718,130	2,734,450

Deferred Charges
Regulatory assets	144,901	144,345
Prepaid pension costs	109,545	116,024
Other deferred charges	26,620	21,621

Total	281,066	281,990

Total	$3,329,700	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	March 31	December 31
	2005	2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$349	$24
Commercial paper	9,200	-
Current maturities of long-term debt	395,275	250,000
EIRR bonds classified as current	85,922	85,922
Accounts payable	85,041	84,105
Accrued taxes	43,083	34,497
Accrued interest	11,014	9,800
Accrued payroll and vacations	18,696	22,870
Accrued refueling outage costs	14,903	13,180
Other	7,859	8,327

Total	671,342	508,725

Deferred Credits and Other Liabilities
Deferred income taxes	647,597	654,055
Deferred investment tax credits	32,615	33,587
Asset retirement obligations	115,489	113,674
Pension liability	90,912	90,491
Other	49,321	46,933

Total	935,934	938,740

Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	887,041
Retained earnings	232,346	252,893
Accumulated other comprehensive loss	(39,571)	(40,334)

Total	1,079,816	1,099,600
Long-term debt (Note 8)	642,608	790,329

Total	1,722,424	1,889,929

Commitments and Contingencies (Note 11)

Total	$3,329,700	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)
Three Months Ended March 31	2005	2004

Operating Revenues	(thousands)
Electric revenues	$233,215	$246,535
Other revenues	113	441

Total	233,328	246,976

Operating Expenses
Fuel	41,490	40,600
Purchased power	11,490	12,467
Other	65,963	63,953
Maintenance	29,346	20,466
Depreciation and amortization	36,395	35,944
General taxes	24,555	23,915
Gain on property	(516)	(35)

Total	208,723	197,310

Operating income	24,605	49,666
Non-operating income	1,497	1,190
Non-operating expenses	(1,153)	(1,546)
Interest charges	(14,619)	(17,224)

Income before income taxes and minority interest
in subsidiaries	10,330	32,086
Income taxes	(965)	(12,149)
Minority interest in subsidiaries	888	1,243

Net income	$10,253	$21,180

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
Three Months Ended March 31	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$10,253	$21,180
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	36,395	35,944
Amortization of:
Nuclear fuel	3,277	3,478
Other	1,956	1,921
Deferred income taxes, net	(3,201)	(591)
Investment tax credit amortization	(972)	(996)
Gain on property	(516)	(35)
Minority interest in subsidiaries	(888)	(1,243)
Other operating activities (Note 4)	(50,106)	13,543

Net cash from operating activities	(3,802)	73,201

Cash Flows from Investing Activities
Utility capital expenditures	(32,295)	(67,696)
Allowance for borrowed funds used during construction	(435)	(397)
Purchases of investments	(888)	(888)
Purchases of nonutility property	(10)	(19)
Proceeds from sale of assets	63	164
Hawthorn No. 5 partial insurance recovery	10,000	-
Hawthorn No. 5 partial litigation settlements	-	813
Other investing activities	(2,218)	(3,898)

Net cash from investing activities	(25,783)	(71,921)

Cash Flows from Financing Activities
Net change in short-term borrowings	9,525	1,507
Dividends paid to Great Plains Energy	(30,800)	(29,000)
Issuance costs	(8)	-

Net cash from financing activities	(21,283)	(27,493)

Net Change in Cash and Cash Equivalents	(50,868)	(26,213)
Cash and Cash Equivalents at Beginning of Year	51,619	26,520

Cash and Cash Equivalents at End of Period	$751	$307

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)
Three Months Ended March 31	2005		2004

	Shares	Amount	Shares	Amount
	(thousands, except share amounts)
Common Stock	1	$887,041	1	$662,041

Retained Earnings
Beginning balance		252,893		228,761
Net income		10,253		21,180
Dividends:
Common stock held by Great Plains Energy		(30,800)		(29,000)

Ending balance		232,346		220,941

Accumulated Other Comprehensive Loss
Beginning balance		(40,334)		(35,244)
Derivative hedging activity, net of tax		800		247
Minimum pension obligation, net of tax		(37)		-

Ending balance		(39,571)		(34,997)

Total Common Shareholder's Equity		$1,079,816		$847,985

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)
Three Months Ended March 31	2005	2004

	(thousands)
Net income	$10,253	$21,180

Other comprehensive income
Gain on derivative hedging instruments	1,298	404
Income taxes	(498)	(157)

Derivative hedging activity, net of tax	800	247

Change in minimum pension obligation	(60)	-
Income taxes	23	-

Net change in minimum pension obligation	(37)	-

Comprehensive income	$11,016	$21,427

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

Great Plains Energy has five direct subsidiaries:

  KCP&L is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L's wholly owned subsidiary, Home Service Solutions Inc. (HSS) sold its wholly owned subsidiary, Worry Free Service, Inc. (Worry Free) in February 2005.
  KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy) and affordable housing limited partnerships. Strategic Energy provides competitive electricity supply services in several electricity markets offering retail choice. KLT Inc. wholly owns KLT Gas Inc. (KLT Gas). See Note 7 for additional information regarding KLT Gas 2004 discontinued operations.
  Great Plains Power Incorporated (GPP) focuses on the development of wholesale generation. Management decided during 2002 to limit the operations of GPP to the siting and permitting process that began in 2001 for potential new generation. GPP has made no significant investments to date.
  Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.'s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy.
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

2. CASH

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy this includes Strategic Energy’s cash held in trust of $23.7 million and $21.0 million at March 31, 2005, and December 31, 2004, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Restricted cash collateral at March 31, 2005, and December 31, 2004, was $10.1 million and $7.7 million, respectively.

3. BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended March 31, 2005 and 2004. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The loss per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS assumes the issuance of common shares applicable to stock options, performance shares, restricted stock and FELINE PRIDESSM calculated using the treasury stock method.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

Three Months Ended March 31	2005	2004

Income	(thousands, except per share amounts)
Income from continuing operations	$20,190	$29,502
Less: preferred stock dividend requirements	411	411

Income available to common shareholders	$19,779	$29,091

Common Shares Outstanding
Average number of common shares outstanding	74,436	69,257
Add: effect of dilutive securities	199	106

Diluted average number of common shares outstanding	74,635	69,363

Basic EPS from continuing operations	$0.27	$0.42
Diluted EPS from continuing operations	$0.27	$0.42

As of March 31, 2005 and 2004, there were no anti-dilutive shares applicable to stock options, performance shares or restricted stock. As of March 31, 2005, 6.5 million FELINE PRIDES had no dilutive effect because the number of common shares to be issued in accordance with the settlement rate, assuming applicable market value equal to the average price during the period, would be equal to the number of shares Great Plains Energy could re-purchase in the market at the average price during the period.

In May 2005, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable June 20, 2005, to shareholders of record as of May 27, 2005. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2005, to shareholders of record on August 11, 2005.

4. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities

Three Months Ended March 31	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(35,784)	$6,430
Fuel inventories	(3,787)	2,773
Materials and supplies	(1,272)	1,412
Accounts payable	(1,623)	(3,473)
Accrued taxes	(17,804)	2,859
Accrued interest	1,446	97
Wolf Creek refueling outage accrual	1,723	2,640
Pension and postretirement benefit assets and obligations	9,224	3,757
Allowance for equity funds used during construction	(786)	(457)
Other	(16,146)	(17,329)

Total other operating activities	$(64,809)	$(1,291)

Cash paid during the period:
Interest	$16,806	$17,747
Income taxes	$14,833	$21,512

Consolidated KCP&L Other Operating Activities

Three Months Ended March 31	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(54,752)	$4,864
Fuel inventories	(3,787)	2,773
Materials and supplies	(1,272)	1,412
Accounts payable	907	(7,257)
Accrued taxes	(1,591)	6,466
Accrued interest	1,214	19
Wolf Creek refueling outage accrual	1,723	2,640
Pension and postretirement benefit assets and obligations	7,610	2,690
Allowance for equity funds used during construction	(786)	(457)
Other	628	393

Total other operating activities	$(50,106)	$13,543

Cash paid during the period:
Interest	$12,756	$16,641
Income taxes	$20,240	$20,500

Significant Non-Cash Items
During the first quarter of 2005, HSS completed the sale of Worry Free. As part of the transaction, HSS received cash of $0.3 million and notes receivable totaling $5.2 million, net of a $3.0 million allowance. The notes receivable had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows.

5. RECEIVABLES

The Company’s receivables are detailed in the following table.

	March 31 2005	December 31 2004

Consolidated KCP&L	(thousands)
Customer accounts receivable (a) (b)	$77,221	$19,866
Other receivables	41,565	45,222
Allowance for doubtful accounts	(1,510)	(1,722)

Consolidated KCP&L receivables	117,276	63,366
Other Great Plains Energy
Other receivables	171,420	188,499
Allowance for doubtful accounts	(4,540)	(4,681)

Great Plains Energy receivables	$284,156	$247,184

(a) At December 31, 2004, KCP&L's customer accounts receivable were sold to Receivables Company.
(b) Customer accounts receivable included unbilled receivables of $27.5 million and $31.2 million at March 31, 2005 and December 31, 2004, respectively.

KCP&L had a revolving agreement, which expired in January 2005, to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sold most of the receivables to outside investors. KCP&L is currently evaluating alternatives to replace this agreement. The expired agreement was structured as a true sale under which the creditors of Receivables Company were entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. Accounts receivable sold under the expired revolving agreement totaled $84.9 million at December 31, 2004. As a result of the sale to outside investors, Receivables Company received up to $70 million in cash, which was forwarded to KCP&L as consideration for its sale. At December 31, 2004, Receivables Company had received $65.0 million in cash.

Information regarding KCP&L’s sale of accounts receivable under the expired agreement is reflected in the following table.

Three Months Ended March 31	2005	2004

Gross proceeds on sale of	(thousands)
accounts receivable	$46,124	$200,438
Collections	44,287	209,197
Loss on sale of accounts receivable	34	412
Late fees	112	555

Consolidated KCP&L’s other receivables at March 31, 2005 and December 31, 2004, consist primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. The December 31, 2004, amounts also included accounts receivable held by Worry Free. Great Plains Energy’s other receivables at March 31, 2005 and December 31, 2004, were primarily the accounts receivable held by Strategic Energy including unbilled receivables of $78.2 million and $103.0 million, respectively.

6. ACQUIRED INTANGIBLE ASSETS

In 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic

Energy to just under 100%. The acquired share of intangible assets and related liabilities are detailed in the following table.

	March 31, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets	(millions)
Supply contracts	$26.5	$(10.6)	$26.5	$(7.7)
Customer relationships	17.0	(2.6)	17.0	(1.9)
Asset information systems	1.9	(0.5)	1.9	(0.3)

Total	45.4	(13.7)	45.4	(9.9)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7

Total intangible assets	$46.1	$(13.7)	$46.1	$(9.9)

Amortized related liabilities
Retail contracts	$26.5	$(10.6)	$26.5	$(7.7)

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following table.

	Three Months Ended	Estimated Amortization Expense

	March 31, 2005	2005(a)	2006	2007	2008	2009

	(millions)
Intangible assets	$3.8	$11.2	$10.5	$3.3	$2.8	$2.8
Related liabilities	(2.9)	(8.7)	(7.1)	-	-	-

Net amortization expense	$0.9	$2.5	$3.4	$3.3	$2.8	$2.8

(a) Amount represents the remaining estimated amortization expense for 2005.

7. KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. Consequently, in 2004, the KLT Gas portfolio was reported as discontinued operations and KLT Gas’ historical activities were reclassified in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” for all periods presented. During 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio. At December 31, 2004, KLT Gas had $0.7 million of current assets and $2.1 million of current liabilities recorded in assets and liabilities from discontinued operations, respectively. The following table summarizes the discontinued operations for the three months ended March 31, 2004.

Three Months Ended March 31	2004

(millions)
Revenues	$0.6

Loss from operations, including impairments,
before income taxes	(3.7)
Income taxes	1.5

Discontinued operations, net of income taxes	$(2.2)

8. CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

	Year Due	March 31 2005	December 31 2004

Consolidated KCP&L		(thousands)
General Mortgage Bonds
7.95%*** Medium-Term Notes	2007	$500	$500
2.43%* and 2.26%** EIRR bonds	2012-2023	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(410)	(465)
EIRR bonds
2.29%*** Series A & B	2015	105,174	106,991
2.38%*** Series C	2017	50,000	50,000
2.29%*** Series D	2017	39,498	40,183
2.51%* and 2.10%** Combustion Turbine Synthetic Lease	2006	145,275	145,274
Current liabilities
EIRR bonds classified as current		(85,922)	(85,922)
Current maturities		(395,275)	(250,000)

Total consolidated KCP&L excluding current liabilities		642,608	790,329
Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	163,600
7.64%*** Affordable Housing Notes	2005-2008	5,761	5,761
Current maturities		(3,230)	(3,230)

Total consolidated Great Plains Energy excluding current maturities		$808,739	$956,460

* Weighted-average rate as of March 31, 2005
** Weighted-average rate as of December 31, 2004
*** Weighted-average rate as of March 31, 2005 and December 31, 2004

KCP&L will exercise its early termination option in the Combustion Turbine Synthetic Lease and purchase the leased property in the second quarter of 2005. Accordingly, the $145.3 million of debt related to the lease has been reclassified to current maturities in the March 31, 2005, consolidated balance sheets. The purchase will be initially funded with the issuance of commercial paper.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2005	2004

	(millions)
Consolidated KCP&L	$0.6	$0.5
Other Great Plains Energy	0.1	0.3

Total Great Plains Energy	$0.7	$0.8

Short-Term Borrowings And Short-Term Bank Lines of Credit
Great Plains Energy has a $550 million, five-year revolving credit facility with a group of banks. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2005, the Company was in compliance with this covenant. At March 31, 2005, Great Plains Energy had $17.0 million of outstanding borrowings with an interest rate of 3.23% and had issued letters of credit totaling $6.5 million under the credit facility as credit support for Strategic Energy. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million, five-year revolving credit facility to provide support for its issuance of commercial paper and other general purposes. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2005, KCP&L was in compliance with this covenant. At March 31, 2005, KCP&L had no borrowings and $9.2 million of commercial paper outstanding. The weighted-average interest rate of the commercial paper was 2.9%. At December 31, 2004, KCP&L had no short-term borrowings outstanding.

Strategic Energy has a $125 million, three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At March 31, 2005, Strategic Energy was in compliance with these covenants. At March 31, 2005, $63.9 million in letters of credit had been issued and there were no borrowings under the agreement. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no borrowings under the agreement.

9. PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and Wolf Creek Nuclear Operating Corporation (WCNOC). Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

In addition to providing pension benefits, the Company provides certain postretirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. The cost of postretirement benefits charged to KCP&L are accrued during an employee’s years of service and recovered through rates.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2005	2004	2005	2004

Components of net periodic benefit cost	(thousands)
Service cost	$4,309	$4,071	$235	$241
Interest cost	7,421	7,406	712	771
Expected return on plan assets	(8,081)	(7,825)	(160)	(167)
Amortization of prior service cost	1,066	1,070	58	59
Recognized net actuarial loss	4,635	1,905	124	185
Transition obligation	14	12	294	294
Net settlements	-	178	-	-

Net periodic benefit cost	$9,364	$6,817	$1,263	$1,383

Equity Compensation
The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, compensation expense and accrued dividends related to equity compensation are recognized over the stated vesting period. Forfeitures of equity compensation are recognized when incurred and previously recorded compensation expense related to the forfeited shares is reversed. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. At March 31, 2005, 2.0 million shares remained available for future issuance.

Performance Shares
The issuance of performance shares is contingent upon achievement of specific performance goals over a stated period of time as proposed by Company management and approved by the Compensation Committee of the Company’s Board of Directors. The number of performance shares granted is variable depending on company performance over stated vesting periods. Performance shares have a value equal to the fair market value of the shares on the grant date with accruing dividends. During the first quarter of 2005, performance shares granted totaled 166,982; 6,840 of these shares were forfeited. Additionally, 3,543 of the 19,313 granted performance shares outstanding at December 31, 2004, were forfeited during the first quarter of 2005. Performance shares granted and outstanding totaled 175,912 at March 31, 2005. For the three months ended March 31, 2005, the Company recognized $0.3 million of compensation expense for performance shares and reversed an insignificant amount of previously recognized compensation expense related to forfeited shares.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the grant date. Restricted stock granted during the first quarter of 2005 totaled 47,729 shares. Restricted stock shares issued in 2005 vest on a graded schedule over a stated period of time with accruing reinvested dividends. For the three months ended March 31, 2005 and 2004, respectively, the Company recognized compensation expense of $0.3 million and $0.1 million for the restricted stock.

Cash-Based Long-Term Incentives
In 2005, Strategic Energy initiated long-term incentives designed to reward officers and key members of management with a cash performance payment for achieving specific performance goals over a stated period of time, commencing January 1, 2005. For the three months ended March 31, 2005, compensation expense of $0.4 million was recognized for the cash-based incentives.

10. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Pursuant to a service agreement approved by the SEC under the 35 Act, consolidated KCP&L began receiving various support and administrative services from Services. These services are billed to consolidated KCP&L at cost based on payroll and other expenses incurred by Services for the benefit of consolidated KCP&L. These costs totaled $15.4 million and $15.7 million for three months ended March 31, 2005 and 2004, respectively, and consisted primarily of employee compensation, benefits and fees associated with various professional services. At March 31, 2005, and December 31, 2004, consolidated KCP&L had a net intercompany payable to Services of $6.3 million and $9.2 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance
The owners of Wolf Creek, a nuclear generating station, (Owners) maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of, as defined by the Terrorism Risk Insurance Act, terrorism-related losses, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance
Pursuant to the Price-Anderson Act, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by the Nuclear Regulatory Commission (NRC). Under this retrospective assessment program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $10 million ($4.7 million, KCP&L’s 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment also applies in excess of our worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims. If the $10.8 billion liability limitation is insufficient, management believes the U.S. Congress will consider taking whatever action is necessary to compensate the public for valid claims.

The Price Anderson Act continues in effect for reactors, such as Wolf Creek, that commenced construction before December 31, 2003, until they are no longer in service. Provisions that would amend the Price-Anderson Act to increase the annual limit on retrospective assessments from $10 million to $15 million per reactor per incident and reauthorize the Price Anderson Act through 2028 to include reactors commencing construction after December 31, 2003, are pending before Congress in a current version of a comprehensive energy bill.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L’s 47% share). NEIL provides this insurance.

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

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s financial condition, results of operations and cash flows.

Low-Level Waste
The Low-Level Radioactive Waste Policy Amendments Act of 1985 mandated that the various states, individually or through interstate compacts, develop alternative low-level radioactive waste disposal facilities. The states of Kansas, Nebraska, Arkansas, Louisiana and Oklahoma formed the Central Interstate Low-Level Radioactive Waste Compact (Compact) and selected a site in northern Nebraska to locate a disposal facility. WCNOC and the owners of the other five nuclear units in the Compact provided most of the pre-construction financing for this project. KCP&L’s net investment in the Compact was $7.4 million at March 31, 2005, and December 31, 2004.

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission either a one-time amount currently $145.8 million, including one year of interest to August 2005, or four annual installments of $38.5 million beginning on August 1, 2005. The Nebraska legislature is expected to decide in May 2005 whether to pay the settlement in a lump sum or in four annual installments. At the request of the Commission, WCNOC along with other members of the Compact, filed with the Commission their claims for refund. WCNOC’s maximum claim is in excess of

$22 million, including pre-judgment interest and attorney’s fees. The Commission will consider these claims at its annual meeting in June 2005. The Commission continues to explore alternative long-term waste disposal capability and may retain a portion of the settlement to fund the development of alternative disposal capability.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. Governmental bodies, however, may impose additional or more restrictive environmental regulations that could require substantial changes to operations or facilities at a significant cost. At March 31, 2005 and December 31, 2004, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Discussed below are issues that may require material expenditures to comply with environmental laws and regulations. Expenditure estimates provided below include the accelerated environmental upgrade expenditures contemplated in the MPSC and KCC agreements discussed in Note 12. KCP&L’s expectation is that any such expenditures will be recovered through rates.

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

NOx and SO2 Regulations- Clean Air Interstate Rule
On March 10, 2005, the Environmental Protection Agency (EPA) Administrator signed the Clean Air Interstate Rule (CAIR), which requires reductions in SO2 and NOx emissions in 28 states including Missouri. The final regulation is expected to be effective the end of June 2005.

The reduction in both SO2and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective on January 1, 2015. KCP&L’s coal-fired plants located in Missouri are subject to CAIR, while its coal-fired plants in Kansas are not.

KCP&L will need to incur significant capital costs, purchase power or purchase emission allowances to implement the emission reductions required by CAIR at its Missouri plants. Analysis of the regulations indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for some of the KCP&L Missouri based units. Currently, KCP&L estimates that additional capital expenditures to comply with these regulations on all existing Missouri plants could range from $470 million to $690 million. The timing of the installation of such control equipment is currently being developed. KCP&L continues to refine these preliminary estimates and explore alternatives. The ultimate cost of these regulations, if any, could be significantly different from the amounts estimated above. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

KCP&L is currently allocated approximately 50,000 tons of SO2 allowances per year to support its emissions of approximately 50,000 tons per year. KCP&L has accumulated over 190,000 tons of allocated SO2 allowances; however, the disposition of such credits is subject to regulatory approvals from both Kansas and Missouri.

In the May 5, 2004, Federal Register, the EPA published proposed regulations on best available retrofit technology (BART) that would amend its July 1999 regional haze regulations regarding emission controls for industrial facilities emitting air pollutants that reduce visibility. The BART requirement would direct state air quality agencies to identify whether emissions from sources subject to BART are below limits set by the state, or whether retrofit measures are needed to reduce the emissions below those limits. The EPA is scheduled to adopt final regulations by June 15, 2005. If the proposed BART regulations are adopted, they will apply to KCP&L’s coal-fired plants. Based on the results of the state air quality studies, it is anticipated that KCP&L could substantially achieve compliance at its Missouri plants by making capital expenditures to comply with CAIR. If adopted, BART would require additional capital expenditures to comply with the regulations at KCP&L’s Kansas plants that could range from $220 million to $360 million.

Mercury Emissions
In July 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions from man-made sources. On March 15, 2005, the EPA reversed its earlier finding to regulate fossil fuel-fired power plants under section 112 of the Clean Air Act, concluding that the earlier finding lacked foundation and that recent information demonstrates that it is not appropriate or necessary to regulate fossil fuel-fired power plants under section 112. This final rule has been published in the Federal Register with an effective date of March 29, 2005.

On March 15, 2005, the EPA signed the Clean Air Mercury Rule, which regulates mercury emissions from coal-fired power plants located in 48 states including Kansas and Missouri under the New Source Performance Standards (NSPS) of the Clean Air Act. This final regulation is expected to be effective the end of June 2005. This final rule establishes a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective

January 1, 2010, and establishes a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. The first phase cap is anticipated to be met by KCP&L taking advantage of mercury reductions achieved through capital expenditures to comply with CAIR. The second phase is effective January 1, 2018, and establishes a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, this final rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.

Facilities will demonstrate compliance with the standard by holding one allowance for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap and trade options, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Therefore, capital expenditures may be required in the 2016-2018 timeframe to install additional mercury pollution control equipment. If KCP&L were required to install mercury control equipment on all of its coal-fired power plants, it is anticipated that chemical injection would provide the required control. The incremental projected cost to KCP&L, above the costs to comply with CAIR and BART, for mercury control ranges from $10 million to $20 million. KCP&L is a participant in the Department of Energy (DOE) project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub bituminous coal.

The EPA’s actions to de-list mercury under section 112 of the Clean Air Act and sign the Clean Air Mercury Rule remain controversial and subject to challenge.

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

EPA New Source Review
The EPA is conducting an enforcement initiative under Section 114(a) of the Clean Air Act to determine whether modifications at selected coal-fired plants across the U.S. may have been subject to NSPS or New Source Review (NSR) requirements. After an operator has received a Section 114 letter, the EPA requests data and reviews all expenditures at the plants to determine if they were routine maintenance or whether the expenditures were for substantial modifications or resulted in improved operations. If a plant, subject to a Section 114 letter, is determined to have been subject to NSPS or NSR, the plant could be required to install best available control technology or lowest achievable emission rate technology. KCP&L has not received a Section 114 letter to date.

Air Particulate Matter and Ozone
In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. These standards were challenged in Federal court. However, the courts ultimately denied all state, industry and environmental groups petitions for review and thus upheld as valid the EPA’s new eight-hour ozone and PM-2.5 National Ambient Air Quality Standards (NAAQS). In so doing, the court held that the EPA acted consistently with the Clean Air Act in setting the standards at the levels it chose and the EPA’s actions were reasonable and not arbitrary and capricious, and cited the deference given the EPA’s decision-making authority. The court stated that the extensive records established for each rule supported the EPA’s actions in both rulemakings. This removed the last major hurdle to the EPA’s implementation of stricter ambient air quality standards for ozone and fine particles. On December 17, 2004, the EPA designated the Kansas City area as attainment with respect to the PM-2.5 NAAQS. Effective May 3, 2005, the EPA designated Jackson, Platte, Clay and Cass counties in Missouri and Johnson, Linn, Miami and Wyandotte counties in Kansas as attainment with respect to the eight-hour ozone NAAQS.

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

Pennsylvania Gross Receipts Tax Contingency
In January 2005, Strategic Energy was advised by the Pennsylvania Department of Revenue of a potential tax deficiency relating to state gross receipts tax on Strategic Energy’s Provider of Last Resort (POLR) revenues from 2000 to 2002. During the first quarter of 2005, Strategic Energy reached a final settlement with the State of Pennsylvania for all three years with no deficiency related to the POLR revenues.

Income Tax Contingencies
Management evaluates and records contingent tax liabilities based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At March 31, 2005, and December 31, 2004, the Company had $12.9 million and $13.4 million, respectively, of liabilities for contingencies related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $3.0 million and $3.7 million at March 31, 2005, and December 31, 2004, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns, but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the Company will reverse these tax provisions to income. If the positions are not ultimately sustained, the Company may be required to make cash payments plus interest and/or utilize the Company’s federal and state credit carryforwards.

12. REGULATORY MATTERS

Executing On Strategic Intent
In the first few months of 2005, the Company has initiated several important steps in executing on its Strategic Intent. Great Plains Energy and consolidated KCP&L took action to align the companies’ organizations to execute the long-term strategic intent by solidifying their management teams through the appointment of new officers. The companies expect to continue working to ensure the right skills and talents are in place throughout the organization in the upcoming months.

Strategic Energy has continued to move forward with several initiatives to improve marketing and supply procurement. A few examples of initiatives for supply procurement include improving load aggregation strategies allowing power purchases in larger blocks, seeking partnering opportunities with regional generators and exploring additional hedging strategies. Marketing initiatives underway include exploring new channels for targeting new customers, product innovation focused on improving response time to changing customers’ needs, and proactive communication with customers to help define strategies in the current high-priced electricity market.

KCP&L has continued to make progress in implementing its comprehensive energy plan early in 2005 and has filed agreements recommending the approval and implementation of its comprehensive energy plan with the Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) and is awaiting final rulings. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions. The KCC has scheduled hearings to be concluded by the end of June 2005. The MPSC is expected to hold hearings prior to issuing its ruling. The following are brief descriptions of the major provisions of the agreements.

  KCP&L will make energy infrastructure investments as summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$776
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b)		$1,274

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $60 million of investments related to a railroad bridge, a substation and transmission lines. Wind generation includes approximately $2 million of transmission and distribution investment. A decision regarding recovery of costs in Kansas related to the railroad bridge is deferred to future rate cases, which reduces the total to $1,231 million in the Kansas agreement.
  KCP&L's current rates will remain in place until 2007, unless significant events impact KCP&L. The first rate case will be filed in 2006, with any rate adjustments going into effect in 2007. The last rate case defined in the agreements is expected to be filed in 2009, with rates effective near the time Iatan No. 2 is placed in service. Two additional rate cases could be filed in 2007 and 2008 at KCP&L's discretion.
  The Kansas agreement allows KCP&L to recover, on a dollar-for-dollar basis with no profit to the company, actual fuel and purchased power expense incurred through an energy cost adjustment that would take effect for Kansas in 2007. Similarly, an interim energy charge, based on forecasted costs and subject to customer refund, would take effect for Missouri customers in 2007.
  KCP&L may sell SO2 emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time.
  KCP&L's pensions costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate.
  The depreciable life of Wolf Creek Generating Station for Missouri regulatory purposes will be increased from 40 to 60 years. The Missouri agreement calls for $10.3 million on an annual jurisdictional basis, of additional amortization expense to be recorded upon the effective date of the agreement to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life.
  The agreements give KCP&L regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and to maintain targeted credit ratios over the five-year term of the agreements.

If approved by the MPSC and the KCC, the agreements will provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized, and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25% - 35%
New equity financing	20% - 30%
Debt financing	20% - 30%
2007 equity from 2004 FELINE PRIDES	13%
Internal funds and other	5% - 10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including the results of the rate proceedings and market conditions.

Southwest Power Pool Regional Transmission Organization
Under the Federal Energy Regulatory Commission (FERC) Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO; however, state regulatory approvals are required. KCP&L anticipates making the necessary applications to the Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC), during the second quarter of 2005 upon completion of the regional cost/benefit analysis currently being conducted for the SPP RTO. The cost/benefit analysis was conducted under the direction of the SPP Regional State Committee (composed of state commissions from the states where the SPP RTO operates) and the final report was issued April 25, 2005. The analysis indicates the implementation of an energy imbalance market within the SPP would provide benefits of approximately $373 million over a 10-year period to members of the SPP RTO; although there was no significant documented impact for KCP&L over the 10-year period.

FERC Market Power Inquiry
KCP&L is authorized by FERC to sell wholesale power at market-based rates. As a condition of that authority, KCP&L must submit to FERC an updated market power analysis every three years. KCP&L submitted its most recent update in 2004. In December 2004, FERC issued an order finding that KCP&L potentially has generation market power in its own control area and the control area of the Kansas City, Kansas Board of Public Utilities (KCBPU). With respect to those control areas, FERC instructed KCP&L (i) to submit a delivered price test (DPT) analysis demonstrating that KCP&L does not possess generation market power; (ii) propose generation market power mitigation measures; or (iii) accept FERC’s default cost-based rates for wholesale power sales or propose alternate cost-based rates (with cost support for such rates).

In February 2005, KCP&L submitted a DPT analysis demonstrating that, if KCP&L’s native load obligations are considered, KCP&L does not possess market power in its control area or the control area of KCBPU. KCBPU subsequently submitted comments to FERC contesting KCP&L’s DPT analysis to which KCP&L has responded to FERC with expert testimony refuting KCBPU’s comments and reiterating that KCP&L’s submitted DPT analysis demonstrates that KCP&L does not have generation market power in KCBPU’s control area. It is likely FERC will issue its final determination in this proceeding in May 2005.

FERC explained in its December 2004 Order that all market-based, wholesale sales into KCP&L’s control area and KCBPU’s control area that occur between March 7, 2005, and the date FERC issues a final order concerning KCP&L’s alleged market power are subject to refund if FERC ultimately concludes that KCP&L possesses market power. Any such refund would be based on the difference between KCP&L’s market-based sales and sales at FERC-determined cost-based rates. In addition, any such FERC determination would require KCP&L to sell power at cost-based rates within those control areas in the future. This restriction with regard to future sales would continue until the SPP implements a fully functioning market that satisfies FERC’s market power concerns, which is currently estimated to occur in late 2005 or early 2006.

KCP&L makes very few market-based, wholesale sales to customers with loads that sink within KCP&L’s or KCBPU’s control areas. Therefore, even if FERC determines that KCP&L has market power, and imposes the refund obligation and restriction on future sales described above, the financial impact on KCP&L would not be material. However, it is possible that FERC could define sales within KCP&L’s control area more broadly to include sales to customers with loads that sink outside KCP&L’s control area, but where such customers choose to take delivery of the energy at a bus within KCP&L’s control area. Although KCP&L would vigorously contest such a definition, the estimated refunds to customers or loss of revenue to KCP&L in that instance, absent mitigation, could be as high as $14.7 million. Management does not consider this to be a probable outcome.

Duquesne Zone Seams Elimination Charge Adjustment
In March 2005, a compliance filing made to FERC by certain PJM transmission owners contained an allocation of seams elimination charge adjustment (SECA) charges for the Duquesne Light Company (Duquesne) zone within PJM. SECA is a transitional pricing mechanism intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM and the Midwest Independent Systems Operator (MISO). Each relevant PJM zone and the load-serving entities within that zone will be allocated a portion of the SECA based on transmission services provided to that zone during 2002 and 2003. There are several unresolved matters and legal challenges to the SECA that are pending before FERC on rehearing.

The compliance filing allocates approximately $1.5 million of charges to Strategic Energy, as a load-serving entity within PJM’s Duquesne zone, for the months of January and February 2005, subject to refund and adjustment. The intended recovery period for the transitional SECA extends to March 2006. Accordingly, Strategic Energy’s exposure to SECA charges may continue at an undetermined rate through March 2006. Management is unable to predict the transitional SECA that may be allocated to Strategic Energy in future compliance filings or the ultimate outcome of such filings, including the outcome of legal challenges to SECA that are pending before FERC on rehearing. However, based on the compliance filing allocating January and February 2005 SECA charges, management believes that the SECA allocated to Strategic Energy in future periods may be significant. If FERC accepts the compliance filing for billing purposes, PJM may invoice Strategic Energy for these charges as early as May 2005, subject to refund and adjustment. Strategic Energy has filed a protest to the compliance filing and FERC is expected to issue an order on the compliance filing during the second quarter of 2005.

Management believes that a number of issues exist related to the Duquesne zone SECA allocation contemplated in the March 2005 compliance filing. In procedural Order issued on March 4, 2005, FERC established a schedule for resolution of certain SECA issues, including the issue of shifting SECA allocations to the shipper. The shipper in Strategic Energy’s situation is the wholesale supplier, which through a contract with Strategic Energy, delivered power to various zones in which Strategic Energy was supplying retail customers. In most instances, the shipper was the purchaser of through-and-out transmission service and therefore included the cost of the through-and-out rate in its energy price. Management believes, but cannot assure, that Strategic Energy should not ultimately be responsible for the level of SECA charges for the Duquesne zone indicated in the compliance filing. However, if allocated and billed SECA charges, management is exploring alternatives under which Strategic Energy would be able to recover some to all of the SECA charges through billings to its retail customers or from wholesale suppliers.

13. LEGAL PROCEEDINGS

Strategic Energy
On March 23, 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings, L.L.C. (SE Holdings) and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings. In 2001, Mr. Haberstroh’s employment was terminated and SE Holdings redeemed his equity interest. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation and associated distributions (his equity interest in SE Holdings).

Strategic Energy has filed a counterclaim against Mr. Haberstroh for breach of contract. SE Holdings, and its direct and indirect owners, have agreed to indemnify Strategic Energy and IEC against any judgment or settlement of Mr. Haberstroh’s claim that relates to his alleged equity interest in SE Holdings, up to approximately $8 million plus any dividends or interest received in relation to his alleged interest.

KLT Gas
On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to the October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended (JOA). Three groups of current or past lessors filed suit against Shell in Duval County, Texas, alleging various claims against Shell. Additionally, Shell has been party to ongoing proceedings before the Texas Railroad Commission relating to a well drilled on acreage adjacent to the properties of Shell and KLT Gas mentioned above. Through arbitration, Shell is seeking recovery from KLT Gas of 50% of the fees and costs incurred in the three lawsuits and the Texas Railroad Commission proceedings and settlement proceeds paid with respect to the three lawsuits, which Shell asserts is a total amount of not less than $5.5 million for KLT Gas’ share. Shell is also seeking a declaration that the fees and costs incurred and settlement proceeds paid, including any fees and costs incurred in the future, are reimbursable expenses under the JOA. Shell is seeking a ruling compelling KLT Gas to pay Shell immediately all sums deemed to be due pursuant to the arbitration. On August 17, 2004, KLT Gas submitted its notice of defense generally asserting that there is no contractual basis or implied duty for reimbursement or contribution regarding the settlements and there is no contractual basis for reimbursement or contribution regarding the Texas Railroad Commission proceedings. KLT Gas also asserted counterclaims based upon misrepresentations and promissory estoppel, gross negligence in imprudent operations, full accounting under the JOA and offset. The arbitration is currently scheduled to begin in May 2005. KLT Gas and its counsel continue to evaluate KLT Gas’ rights and obligations under the JOA as well as other possible counterclaims that KLT Gas may have against Shell.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants have settled with KCP&L. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri.

KLT Telecom
On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. DTI Holdings and its two subsidiaries are collectively called “DTI.” In 2003, the Bankruptcy Court confirmed the plan of reorganization for these three companies.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings has been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option and seeks damages of at least $15 million plus statutory interest. In April 2005, summary judgment in the Weinstein litigation was granted in favor of KLT Telecom. The $15 million reserve has not been reversed because the judgment is subject to appeal.

14. ASSET RETIREMENT OBLIGATIONS

In March 2005, Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Great Plains Energy and consolidated KCP&L are required to adopt the provisions of FIN No. 47 by December 31, 2005, although earlier adoption is permitted. Great Plains Energy and consolidated KCP&L are currently evaluating the impact of FIN No. 47, if any, on their consolidated financial statements.

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

The tables below reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended March 31, 2005	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$233.2	$311.8	$0.1	$545.1
Depreciation and amortization	(36.3)	(1.5)	(0.1)	(37.9)
Interest charges	(14.6)	(0.8)	(2.1)	(17.5)
Income taxes	(1.5)	(8.5)	4.7	(5.3)
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	10.8	12.8	(3.4)	20.2

Three Months Ended March 31, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$246.5	$294.5	$0.5	$541.5
Depreciation and amortization	(35.7)	(0.6)	(0.2)	(36.5)
Interest charges	(17.1)	0.5	(1.7)	(18.3)
Income taxes	(12.3)	(7.2)	7.3	(12.2)
Loss from equity investments	-	-	(0.3)	(0.3)
Discontinued operations	-	-	(2.2)	(2.2)
Net income (loss)	21.6	9.3	(3.6)	27.3

	KCP&L	Strategic Energy	Other	Great Plains Energy

March 31, 2005	(millions)
Assets	$3,325.0	$429.7	$52.2	$3,806.9
Capital expenditures (a)	32.3	1.5	0.1	33.9

December 31, 2004
Assets	$3,330.2	$407.7	$61.0	$3,798.9
Capital expenditures (a)	190.8	2.6	3.3	196.7

(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

Three Months Ended March 31, 2005	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$233.2	$0.1	$233.3
Depreciation and amortization	(36.3)	(0.1)	(36.4)
Interest charges	(14.6)	-	(14.6)
Income taxes	(1.5)	0.6	(0.9)
Net income (loss)	10.8	(0.5)	10.3

Three Months Ended March 31, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$246.5	$0.5	$247.0
Depreciation and amortization	(35.7)	(0.2)	(35.9)
Interest charges	(17.1)	(0.1)	(17.2)
Income taxes	(12.3)	0.2	(12.1)
Net income (loss)	21.6	(0.4)	21.2

	KCP&L	Other	Consolidated KCP&L

March 31, 2005	(millions)
Assets	$3,325.0	$4.7	$3,329.7
Capital expenditures (a)	32.3	-	32.3

December 31, 2004
Assets	$3,330.2	$7.2	$3,337.4
Capital expenditures (a)	190.8	-	190.8

(a) Capital expenditures reflect year to date amounts for the periods presented.

16. DERIVATIVE INSTRUMENTS

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

Fair Value Hedges — Interest Rate Risk Management
In 2002, KCP&L remarketed its 1998 Series A, B, and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007. Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation. The transaction is a fair value hedge with no ineffectiveness. Changes in the fair market value of the swap are recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on net income. The fair value of the swap was a liability of $1.8 million and an asset of $0.7 million at March 31, 2005 and December 31, 2004, respectively.

Cash Flow Hedges — Commodity Risk Management
KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of March 31, 2005, KCP&L had approximately 65% of its 2005 projected natural gas usage for retail load and firm MWh sales hedged. These hedging instruments are designated as cash flow hedges. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to other comprehensive income (OCI) for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness for the three months ended March 31, 2005 or 2004. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations on purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy is hedging its exposure and variability of future cash flows is 4.0 years and 3.1 years at March 31, 2005 and December 31, 2004, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power for the three months ended March 31, 2005, includes a $2.1 million gain due to ineffectiveness of the cash flow hedges. Strategic Energy did not record any gains or losses due to ineffectiveness for the three months ended March 31, 2004.

Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for hedge accounting. The changes in the fair value of these derivative instruments recorded into net income as a component of purchased power were a $2.9 million gain and a $0.3 million loss for the three months ended March 31, 2005 and 2004, respectively.

The notional and estimated fair values of the Company’s derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	March 31		December 31
	2005		2004

	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value

Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$70.3	$15.7	$92.4	$4.5
Non-hedging derivatives	1.7	1.1	2.3	0.7
Forward contracts
Cash flow hedges	33.4	7.9	23.0	1.6
Non-hedging derivatives	10.5	0.3	5.5	(2.2)
Consolidated KCP&L
Swap contracts
Cash flow hedges	9.2	1.1	6.3	(0.3)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	March 31	December 31	March 31	December 31
	2005	2004	2005	2004

	(millions)
Current assets	$14.3	$2.5	$1.1	$(0.3)
Other deferred charges	2.4	0.9	-	-
Other current liabilities	1.3	(0.5)	-	-
Deferred income taxes	(7.4)	(0.8)	(0.4)	0.2
Other deferred credits	(0.6)	(0.9)	-	-

Total	$10.0	$1.2	$0.7	$(0.1)

The amounts reclassified to expenses during the three months ended March 31, 2005 and 2004 are summarized in the following table.

	Great Plains Energy
Three Months Ended March 31	2005	2004

	(millions)
Purchased power expense	$(3.6)	$(2.0)
Minority interest	-	0.2
Income taxes	1.5	0.8

OCI	$(2.1)	$(1.0)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management’s Discussion and Analysis of Financial Condition and Results of Operations that follows is a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented.

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

Executing On Strategic Intent

In the first few months of 2005, the Company has initiated several important steps in executing on its Strategic Intent. Great Plains Energy and consolidated KCP&L took action to align the companies’ organizations to execute the long-term strategic intent by solidifying their management teams through the appointment of new officers. The companies expect to continue working to ensure the right skills and talents are in place throughout the organization in the upcoming months.

Strategic Energy has continued to move forward with several initiatives to improve marketing and supply procurement. A few examples of initiatives for supply procurement include improving load aggregation strategies allowing power purchases in larger blocks, seeking partnering opportunities with regional generators and exploring additional hedging strategies. Marketing initiatives underway include exploring new channels for targeting new customers, product innovation focused on improving response time to changing customers’ needs, and proactive communication with customers to help define strategies in the current high-priced electricity market.

KCP&L has continued to make progress in implementing its comprehensive energy plan early in 2005 and has filed agreements recommending the approval and implementation of its comprehensive energy plan with the Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) and is awaiting final rulings. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions. The KCC has scheduled hearings to be concluded by the end of June 2005. The MPSC is expected to hold hearings prior to issuing its ruling. The following are brief descriptions of the major provisions of the agreements.

•	KCP&L will make energy infrastructure investments as summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$776
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b)		$1,274

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $60 million of investments related to a railroad bridge, a substation and transmission lines. Wind generation includes approximately $2 million of transmission and distribution investment. A decision regarding recovery of costs in Kansas related to the railroad bridge is deferred to future rate cases, which reduces the total to $1,231 million in the Kansas agreement.

•

KCP&L’s current rates will remain in place until 2007, unless significant events impact KCP&L. The first rate case will be filed in 2006, with any rate adjustments going into effect in 2007. The last rate case defined in the agreements is expected to be filed in 2009, with rates effective near the time Iatan No. 2 is placed in service. Two additional rate cases could be filed in 2007 and 2008 at KCP&L’s discretion.

•

The Kansas agreement allows KCP&L to recover, on a dollar-for-dollar basis with no profit to the company, actual fuel and purchased power expense incurred through an energy cost adjustment that would take effect for Kansas in 2007. Similarly, an interim energy charge, based on forecasted costs and subject to customer refund, would take effect for Missouri customers in 2007.

•	KCP&L may sell SO2emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time.
•	KCP&L’s pensions costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate.
•	The depreciable life of Wolf Creek Generating Station for Missouri regulatory purposes will be increased from 40 to 60 years. The Missouri agreement calls for $10.3 million on an annual jurisdictional basis, of additional amortization expense to be recorded upon the effective date of the agreement to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life.

•

The agreements give KCP&L regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and to maintain targeted credit ratios over the five-year term of the agreements.

If approved by the MPSC and the KCC, the agreements will provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized, and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25% - 35%
New equity financing	20% - 30%
Debt financing	20% - 30%
2007 equity from 2004 FELINE PRIDES	13%
Internal funds and other	5% - 10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including the results of the rate proceedings and market conditions.

KCP&L

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide reliable affordable electricity to approximately 500,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth annually through increased customer usage and additional customers. Rates charged for electricity are below the national average.

KCP&L's wholly owned subsidiary, HSS, sold its wholly owned subsidiary, Worry Free, in February 2005.

FERC Market Power Inquiry

KCP&L is authorized by FERC to sell wholesale power at market-based rates. In December 2004, FERC issued an order finding that KCP&L potentially has generation market power in its own control area and the control area of the Kansas City, Kansas Board of Public Utilities. See Note 12 to the consolidated financial statements for further information regarding FERC market power inquiry.

Southwest Power Pool Regional Transmission Organization

Under the FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. See Note 12 to the consolidated financial statements for further information.

Strategic Energy

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy provides competitive electricity supply services by entering into contracts with its customers to supply electricity. Strategic Energy does not own any generation, transmission or distribution facilities. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. Strategic Energy also provides strategic planning and consulting services in the natural gas and electricity markets.

Strategic Energy serves approximately 8,400 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy provides competitive electricity supply to approximately 49,900 commercial, institutional and small manufacturing accounts. Strategic Energy had a 72% customer retention rate for the three months ended March 31, 2005, and projects MWhs delivered in 2005 to range from 17.5 to 21.0 million. Strategic Energy currently expects the gross margin per MWh (revenues less purchased power divided by MWhs delivered) on new customer contracts entered into in 2005 to average from $3.00 to $4.00 and gross margin per MWh delivered in 2005 to average $4.85 to $5.50.

Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 12.0 million for the remainder of 2005 and 5.0 million and 1.5 million for the years 2006 through 2007, respectively. In some markets, wholesale power prices in 2005 have continued to rise faster than host utility rates. In markets where this occurs, the savings competitive suppliers can offer to customers are reduced or in some markets are unavailable. Additionally, in those markets where wholesale power prices are lower than host utility rates, Strategic Energy continues to face strong competition from other competitive suppliers.

Duquesne Zone Seams Elimination Charge Adjustment

In March 2005, a compliance filing made to FERC by certain PJM transmission owners contained an allocation of SECA charges for the Duquesne zone within PJM. SECA is a transitional pricing mechanism intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM and the MISO. See Note 12 to the consolidated financial statements for further information regarding SECA and the impact on Strategic Energy.

RELATED PARTY TRANSACTIONS

See Note 10 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

Three Months Ended March 31	2005	2004

	(millions)
Operating revenues	$545.1	$541.5
Fuel	(41.5)	(40.6)
Purchased power - KCP&L	(11.5)	(12.5)
Purchased power - Strategic Energy	(277.9)	(264.3)
Other operating expenses	(135.0)	(125.0)
Depreciation and amortization	(37.9)	(36.5)
Gain on property	0.5	-

Operating income	41.8	62.6
Non-operating income (expenses)	0.6	(1.5)
Interest charges	(17.5)	(18.3)
Income taxes	(5.3)	(12.2)
Minority interest in subsidiaries	0.9	(0.8)
Loss from equity investments	(0.3)	(0.3)

Income from continuing operations	20.2	29.5
Discontinued operations	-	(2.2)

Net income	20.2	27.3
Preferred dividends	(0.4)	(0.4)

Earnings available for common shareholders	$19.8	$26.9

Great Plains Energy’s earnings in the three months ended March 31, 2005, detailed in the table below, decreased to $19.8 million, or $0.27 per share, from $26.9 million, or $0.39 per share, compared to the same period of 2004.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Three Months Ended March 31	2005	2004	2005	2004

	(millions)
KCP&L	$10.8	$21.6	$0.15	$0.31
Subsidiary operations	(0.5)	(0.4)	(0.01)	-

Consolidated KCP&L	10.3	21.2	0.14	0.31
Strategic Energy	12.8	9.3	0.17	0.13
Other non-regulated operations	(2.9)	(1.0)	(0.04)	(0.01)
Discontinued operations (KLT Gas)	-	(2.2)	-	(0.03)
Preferred dividends	(0.4)	(0.4)	-	(0.01)

Total	$19.8	$26.9	$0.27	$0.39

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains Energy's assets and liabilities as a whole.

Scheduled plant maintenance in the three months ended March 31, 2005, combined with less than normal scheduled maintenance in the same period of 2004, was the primary driver of lower earnings at KCP&L. Total outages led to a 30% decrease in wholesale MWhs sold and a 27% decrease in wholesale revenues. KCP&L maintenance expenses also increased $8.9 million primarily due to the outages and the January ice storm restoration costs.

The May 2004 purchase of an additional indirect interest in Strategic Energy increased net income $1.0 million for the three months ended March 31, 2005, compared to the same period of 2004. A $5.3 million favorable net change in the fair value of energy related derivative instruments and $1.2 million related to the partial reversal of a tax reserve contributed to the increase in Strategic Energy's net income. The increases were partially offset by a decrease in gross margin on MWhs delivered despite a 5% increase in MWhs delivered.

Discontinued operations for the three months ended March 31, 2004, reflects a loss due to a write down of the KLT Gas portfolio to its estimated net realizable value, which reduced earnings by $1.2 million, and a loss of $1.0 million from the wind down operations.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

Three Months Ended March 31	2005	2004

	(millions)
Operating revenues	$233.3	$247.0
Fuel	(41.5)	(40.6)
Purchased power	(11.5)	(12.5)
Other operating expenses	(119.8)	(108.3)
Depreciation and amortization	(36.4)	(35.9)
Gain on property	0.5	-

Operating income	24.6	49.7
Non-operating income (expenses)	0.3	(0.4)
Interest charges	(14.6)	(17.2)
Income taxes	(0.9)	(12.1)
Minority interest in subsidiaries	0.9	1.2

Net income	$10.3	$21.2

Consolidated KCP&L’s net income for the three months ended March 31, 2005, compared to the same period of 2004, decreased $10.9 million. The primary driver for the decrease was significant scheduled plant maintenance in the three months ended March 31, 2005, combined with less than normal plant maintenance during the same period of 2004. Total outages led to a 30% decrease in wholesale MWhs sold, which decreased wholesale revenues 27%. KCP&L maintenance expenses also increased $8.9 million primarily due to the outages and the January ice storm restoration costs.

Nearly all of KCP&L's 2005 scheduled outages for its generating fleet were accomplished in the three months ended March 31, 2005. Only Wolf Creek's refueling outage and one other small coal-fired plant maintenance outage remain to be completed. LaCygne No. 1 maintenance was completed in mid-April and both remaining outages are expected to be completed in the second quarter of 2005. The maintenance efforts at LaCygne No. 1 and Iatan resulted in uprates of approximately 30 MW for KCP&L's rated capacity.

Consolidated KCP&L Sales Revenues and MWh Sales

			%
Three Months Ended March 31	2005	2004	Change

Retail revenues	(millions)
Residential	$73.2	$74.1	(1)
Commercial	91.3	91.2	-
Industrial	22.8	21.8	5
Other retail revenues	2.2	2.1	1

Total retail	189.5	189.2	-
Wholesale revenues	39.1	53.6	(27)
Other revenues	4.6	3.7	25

KCP&L electric revenues	233.2	246.5	(5)
Subsidiary revenues	0.1	0.5	(74)

Consolidated KCP&L revenues	$233.3	$247.0	(6)

			%
Three Months Ended March 31	2005	2004	Change

Retail MWh sales	(thousands)
Residential	1,180	1,195	(1)
Commercial	1,678	1,679	-
Industrial	510	492	4
Other retail MWh sales	21	21	2

Total retail	3,389	3,387	-
Wholesale MWh sales	1,210	1,717	(30)

KCP&L electric MWh sales	4,599	5,104	(10)

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Wholesale revenues decreased by $14.5 million for the three months ended March 31, 2005, compared to the same period of 2004, primarily due to a 30% decrease in wholesale MWhs sold driven by scheduled and forced plant outages. KCP&L’s coal base load equivalent availability factor decreased to 78% for the three months ended March 31, 2005, from 83% for the same period of 2004. The effect on revenues of the decreased MWhs sold was slightly offset by a 7% increase in the average market price per MWh sold to $34.88 primarily due to higher gas prices.

Consolidated KCP&L Fuel and Purchased Power

The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. KCP&L experienced a lower coal base load capacity factor of 75% for the three months ended March 31, 2005, compared to 80% for the same period in 2004. Nuclear fuel costs per MWh generated remain substantially less than the cost of coal per MWh generated. Coal has a significantly lower cost per MWh generated than natural gas and oil. Fossil plants averaged over 75% of total generation and the nuclear plant the remainder over the last three years. Replacement power costs for planned Wolf Creek outages are accrued evenly over the unit’s operating cycle. KCP&L expects its cost of nuclear fuel to remain relatively stable through the year 2009. The cost per MWh for purchased power is still significantly higher than the fuel cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

Fuel expense increased $0.9 million for the three months ended March 31, 2005, compared to the same period in 2004, despite an 8% decrease in MWhs generated driven primarily by scheduled plant maintenance outages. The increase in the cost per MWh generated was driven by a combination of fuel mix and the cost of coal and coal transportation. Purchased power expense decreased $1.0 million for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to a 35% decrease in MWhs purchased. The favorable variance was partially offset by a 24% increase in the average price per MWh purchased primarily due to increased purchases during higher priced peak hours during the scheduled and forced plant maintenance outages.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)

Consolidated KCP&L's other operating expenses increased $11.5 million for the three months ended March 31, 2005, compared to the same period of 2004, primarily due to the following:

•	increased expenses of $4.8 million due to the January ice storm restoration costs,
•	increased pension expense of $1.9 million primarily due to the amortization of prior year investment losses and slightly lower discount rates and
•	increased production maintenance expense of $4.0 million primarily due to scheduled plant maintenance in 2005, combined with less than normal plant maintenance during the same period of 2004.

Partial offsets to the increase in other operating expenses included:

•	decreased transmission service expense of $2.0 million primarily due to lower wholesale MWhs sold.

Consolidated KCP&L Interest Charges

Consolidated KCP&L's interest charges decreased $2.6 million for the three months ended March 31, 2005, compared to the same period of 2004. The decrease was primarily due to the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds with proceeds from a Great Plains Energy equity contribution.

Consolidated KCP&L Income Taxes

Consolidated KCP&L's income taxes decreased $11.2 million for the three months ended March 31, 2005, compared to the same period of 2004, primarily due to lower income. The allocation of $1.5 million in tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement also contributed to the decrease.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

Three Months Ended March 31	2005	2004

	(millions)
Operating revenues	$311.8	$294.5
Purchased power	(277.9)	(264.3)
Other operating expenses	(10.7)	(11.7)
Depreciation and amortization	(1.5)	(0.6)

Operating income	21.7	17.9
Non-operating income (expenses)	0.4	0.1
Interest charges	(0.8)	0.5
Income taxes	(8.5)	(7.2)
Minority interest in subsidiaries	-	(2.0)

Net income	$12.8	$9.3

Strategic Energy’s net income increased $3.5 million for the three months ended March 31, 2005, compared to the same period of 2004. The May 2004 purchase of an additional 11.45% indirect interest in Strategic Energy increased net income $1.0 million for the three months ended March 31, 2005. A favorable net change in the fair value of energy related derivative instruments of $5.3 million and a $1.2 million partial reversal of a tax reserve increased average gross margins $1.40 in the comparative period to $7.35 for the three months ended March 31, 2005, compared to $6.85 for the same period of 2004. The increase in net income was partially offset by a decrease in average gross margin on MWhs delivered despite a 5% increase in MWhs delivered for the three months ended March 31, 2005, compared to the same period of 2004. A continuing environment of higher energy prices and higher forward electricity prices continue to negatively impact average gross margins.

Strategic Energy Operating Revenues

Strategic Energy’s operating revenues increased $17.3 million for the three months ended March 31, 2005, compared to the same period in 2004. Retail electric revenues increased $18.2 million primarily due to a 5% increase in retail MWhs delivered to 4.6 million for the three months ended March 31, 2005. The increase is primarily due to growth in MWhs delivered in Michigan and Texas for the three months ended March 31, 2005, compared to the same period in 2004.

Strategic Energy Purchased Power

Strategic Energy primarily purchases power under forward physical delivery contracts to supply electricity to its retail energy customers based on projected usage. Strategic Energy sells any retail electricity supply in excess of actual customer requirements back into the wholesale market. The proceeds from the sale of excess supply of electricity are recorded as a reduction of purchased power. The amount of excess retail supply sales that reduced purchased power was $106.9 million for the three months ended March 31, 2005, compared to $57.9 million for the same period in 2004.

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

Purchased power expense increased $13.6 million for the three months ended March 31, 2005, compared to the same period in 2004, primarily due to increased MWhs purchased to support the 5% increase in MWhs delivered. Strategic Energy utilizes derivative instruments including forward physical delivery contracts in the procurement of electricity. The increase in purchased power expense was partially offset by a $5.3 million favorable net change in the fair value of energy related derivative instruments that do not qualify for hedge accounting and from hedge ineffectiveness; and by $1.2 million related to the partial reversal of a tax reserve.

OTHER NON REGULATED ACTIVITIES

Investment in Affordable Housing Limited Partnerships - KLT Investments

KLT Investments Inc.’s (KLT Investments) earnings for the three months ended March 31, 2005, totaled $3.0 million compared to earnings of $3.2 million for the three months ended March 31, 2004 (including an after tax reduction of $0.8 million in its affordable housing investment). KLT Investments’ earnings include accrued tax credits of $3.9 million and $4.6 million for the three months ended March 31, 2005 and 2004, respectively.

At March 31, 2005, KLT Investments had $40.3 million in affordable housing limited partnerships. Approximately 66% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $26.0 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments recorded an insignificant reduction in its investments in affordable housing limited partnerships for the three months ended March 31, 2005, compared to a $1.3 million reduction in 2004. Pre-tax reductions in affordable housing investments are estimated to be $9 million, $1 million and $2 million for the remainder of 2005 through 2007, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2005 through 2007.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2005 compared to December 31, 2004)

•

Great Plains Energy’s and consolidated KCP&L’s receivables increased $37.0 million and $53.9 million, respectively, primarily due to the termination of KCP&L’s customer accounts receivables sales agreement, which increased receivables $65.0 million. This increase was partially offset by decreases in accounts receivable at Strategic Energy and KCP&L due to seasonal customer usage patterns, mild weather conditions and decreased wholesale sales.

•	Great Plains Energy’s deferred income taxes – current assets decreased $6.3 million primarily due to the change in the fair value of Strategic Energy’s derivative instruments.
•

Great Plains Energy’s derivative instruments – current assets increased $24.4 million primarily due to a $22.8 million increase in the fair value of Strategic Energy’s energy related derivative instruments mostly due to changes in forward market prices for power.

•

Great Plains Energy’s other – current assets increased $4.1 million primarily due to a $5.0 million increase in Strategic Energy’s deposits with suppliers as a result of increased market prices for power.

•

Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $13.5 million primarily due to a turbine and generator upgrade at LaCygne No. 1 and seasonal increases in distribution projects.

•

Great Plains Energy’s and consolidated KCP&L’s other deferred charges increased $6.9 million and $5.0 million, respectively, primarily due to the reclass from accrued taxes of an $8.8 million income tax refund that management expects to be delayed until the related IRS audit cycle can be completed.

•	Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $9.2 million due to KCP&L’s issuance of commercial paper as expenditures exceeded cash receipts.
•

Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt increased $145.3 million to reflect KCP&L’s decision to exercise its early termination option in the Combustion Turbine Synthetic Lease and purchase the leased property in the second quarter of 2005.

•

Great Plains Energy’s and consolidated KCP&L’s accrued payroll and vacations decreased $8.9 million and $4.2 million, respectively, primarily due to the 2005 payout of employee incentive compensation accrued at December 31, 2004.

•

Great Plains Energy’s unearned compensation increased $1.1 million primarily due to the issuance of restricted stock. The increase was partially offset by the amortization of unearned compensation for all grants.

•

Great Plains Energy’s accumulated other comprehensive loss decreased $8.7 million primarily due to the increase in the fair value of Strategic Energy’s energy related derivative instruments mostly due to changes in market prices for power.

•

Great Plains Energy’s and consolidated KCP&L’s long-term debt decreased $147.7 million primarily to reflect KCP&L’s Combustion Turbine Synthetic Lease of $145.3 million as current as a result of KCP&L’s decision to exercise its early termination option in the Combustion Turbine Synthetic Lease and purchase the leased property in the second quarter of 2005.

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

Great Plains Energy's liquid resources at March 31, 2005, consisted of $84.7 million of cash and cash equivalents on hand, including $0.8 million at consolidated KCP&L, and $790.7 million of unused bank lines of credit. The unused lines consisted of $240.8 million from KCP&L's revolving credit facility, $61.1 million from Strategic Energy’s revolving credit facility, and $488.8 million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements.

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

Cash Flows From Operations

Great Plains Energy generated positive cash flows from operating activities for the periods presented. The decrease in cash flows from operating activities for Great Plains Energy and consolidated KCP&L for the three months ended March 31, 2005, compared to the same period in 2004 was primarily due to KCP&L’s $65.0 million increase in accounts receivable resulting from the termination of KCP&L’s customer accounts receivables sales agreement. Consolidated KCP&L’s cash flow from operations also decreased for the three months ended March 31, 2005, compared to the same period in 2004 due to a $10.9 million decrease in net income.

Investing Activities

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures decreased $35.4 million for the three months ended March 31, 2005, compared to the same period in 2004 primarily due to the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004. In 2005, KCP&L received $10.0 million of insurance recoveries related to Hawthorn No. 5.

Financing Activities

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Great Plains Energy has utilized $711.2 million of this amount at March 31, 2005, which is a $1.2 million increase from the $710.0 million at December 31, 2004, detailed in the Company’s 2004 Form 10-K. This increase was due to common stock issuances of $3.4 million and $2.3 million under the Company’s Long-Term Incentive Plan and Dividend Reinvestment and Direct Stock Purchase Plan, respectively, mostly offset by a $4.5 million decrease in the outstanding balance on Great Plains Energy's revolving credit facility.

KCP&L will exercise its early termination option in the Combustion Turbine Synthetic Lease and purchase the leased property in the second quarter of 2005. The purchase will be initially funded with the issuance of commercial paper.

KCP&L is planning to file a registration statement for up to $450 million in debt securities in 2005. This will preserve KCP&L’s flexibility to access the capital markets for long-term debt if required.

KCP&L is currently evaluating alternatives to enter into a revolving agreement to sell all of its right, title and interest in the majority of its customer accounts receivable to Kansas City Power & Light Receivables Company, which in turn will sell most of the receivables to an outside investor. See Note 5 to the consolidated financial statements.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade by one nationally recognized statistical rating organization, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of March 31, 2005.

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

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any given time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short-term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade by one nationally recognized statistical rating organization, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of March 31, 2005.

Debt Agreements

Great Plains Energy has a $550 million, five-year revolving credit facility with a group of banks. The facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2005, the Company was in compliance with this covenant. At March 31, 2005, Great Plains Energy had $17.0 million of outstanding borrowings with an interest rate of 3.23% and had issued letters of credit totaling $6.5 million under the credit facility as credit support for Strategic Energy. At March 31, 2005, Great Plains Energy had $488.8 million available under this facility due to limitations under its 35 Act authorization.

KCP&L has a $250 million five-year revolving credit facility to provide support for its issuance of commercial paper and other general purposes. The facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2005, KCP&L was in compliance with this covenant. At March 31, 2005, KCP&L had $9.2 million of commercial paper outstanding with a weighted average interest rate of 2.9%.

Strategic Energy has a $125 million three-year revolving credit facility with a group of banks. Great Plains Energy has guaranteed $25.0 million of this facility. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At March 31, 2005, Strategic Energy was in compliance with these covenants. At March 31, 2005, $63.9 million in letters of credit had been issued and there were no borrowings under the agreement, leaving $61.1 million of capacity available for loans and additional letters of credit.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At March 31, 2005, KLT Investments had $5.8 million in outstanding notes, including current maturities.

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

Pensions

The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. Plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when financially appropriate.

During the first quarter, the Company contributed $1.0 million toward the 2005 expected ERISA funding requirement of $4.7 million, all of which was paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the remaining funding requirement.

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

Supplemental Capital Requirements and Liquidity Information

Great Plains Energy’s and consolidated KCP&L’s contractual obligations were relatively unchanged at March 31, 2005, compared to December 31, 2004.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current

SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of March 31, 2005. Great Plains Energy is currently authorized to issue up to $600 million of guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees.

Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at March 31, 2005, compared to December 31, 2004.

RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in the Management’s Discussion and Analysis, Risk Factors section included in the companies’ 2004 Form 10-K. These and many other factors described in this report, including the factors listed in the “Cautionary Statements Regarding Certain Forward-Looking Information” and “Quantitative and Qualitative Disclosures About Market Risks” sections of this report, could adversely affect the results of operations and financial position of Great Plains Energy and consolidated KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

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

Strategic Energy enters into forward contracts with multiple suppliers. At March 31, 2005, Strategic Energy’s five largest suppliers under forward supply contracts represented 72% of the total future committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade; and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk is further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. Strategic Energy’s results of operations could also be affected, in a given period, if it was required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure to suppliers, net of collateral, as of March 31, 2005. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% Of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

External rating	(millions)				(millions)
Investment Grade	$195.1	$41.0	$154.1	3	$102.6
Non-Investment Grade	42.1	33.0	9.1	-	-
Internal rating
Investment Grade	3.9	-	3.9	-	-
Non-Investment Grade	17.5	11.5	6.0	-	-

Total	$258.6	$85.5	$173.1	3	$102.6

Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 - 5 Years	5 Years	Total Exposure

External rating	(millions)
Investment Grade	$184.6	$10.5	$-	$195.1
Non-Investment Grade	35.6	5.6	0.9	42.1
Internal rating
Investment Grade	4.1	-	-	4.1
Non-Investment Grade	15.3	1.7	0.3	17.3

Total	$239.6	$17.8	$1.2	$258.6

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

At March 31, 2005, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $59.6 million, of which 85% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $44.5 million limiting its exposure to these non-investment grade counterparties to $15.1 million.

Strategic Energy is continuing to pursue a strategy of contracting with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy is also continuing to manage its counterparty portfolio through disciplined margining, collateral requirements and contract based netting of credit exposures against payable balances.

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

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our 2004 Form 10-K, incorporated herein by reference. There have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2005. These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer, or person performing similar functions, of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy, and the chief executive officer of KCP&L and the chief financial officer of Great Plains Energy (who is performing functions similar to a chief financial officer of KCP&L), respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KCP&L Stipulations and Agreements

On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The Stipulations and Agreements are discussed in the Executing on Strategic Intent section of Item 2. Management’s Discussion and

Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference. Parties to the MPSC Stipulation and Agreement are KCP&L, the Staff of the MPSC, Office of Public Counsel, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, Missouri Joint Municipal Electric Utility Commission and the Missouri Department of Natural Resources. Parties to the KCC Stipulation and Agreement are KCP&L, the Staff of the KCC, Sprint, Inc. and the Kansas Hospital Association.

Weinstein v. KLT Telecom

Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom. The $15 million reserve has not been reversed because the judgment is subject to appeal.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Report of Triggering Events in Lieu of Current Report on Form 8-K

Pursuant to the guidance provided by the SEC Division of Corporation Finance in the Current Report on Form 8-K Frequently Asked Questions dated November 23, 2004, the following information is provided pursuant to Item 1.01 Entry into a Material Definitive Agreement of Form 8-K.

At its May 3, 2005, meeting, the Board of Directors of Great Plains Energy increased, effective on that date, the retainers paid to the non-employee Directors serving as the Chairmen of the Audit Committee, the Compensation and Development Committee and the Governance Committee from $3,000 to $6,000, $5,000 and $5,000, respectively. Also at that meeting, the Board of Directors increased the annual retainer paid to non-employee Directors from $50,000 to $60,000, ($35,000 of which will be used to acquire shares of Great Plains Energy’s common stock through Great Plains Energy’s Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board) effective January 1, 2006.

On May 2, 2005, the Compensation and Development Committee of the Board of Directors approved the following compensation arrangements for John R. Marshall, who has been elected to the position of Senior Vice President – Delivery of KCP&L effective May 25, 2005. For 2005, Mr. Marshall will be paid an annual salary of $320,000 with a potential annual incentive bonus at target of 40% of salary (the amount of such incentive may be adjusted based on performance from 100-150% of target) under the Great Plains Energy Annual Incentive Plan 2005. Mr. Marshall will also receive a one-time cash payment of $150,000 upon commencement of his employment. A long-term grant of restricted stock at 200% of salary and a long-term grant of performance shares at 70% of salary (the amount of such performance shares incentive may be adjusted based on performance from 0-200% of target) will be made to him in May 2005 under the Great Plains Energy Long-Term Incentive Plan. Mr. Marshall will also be entitled to receive a lump sum equal to the target payment under the annual incentive plan plus twice his annual salary if his employment is terminated other than for cause. Regarding pension benefits, Mr. Marshall will receive two credited years of service for every one year of service earned. The additional year of service will be paid as a supplemental retirement benefit. In addition, Mr. Marshall will enter into an indemnification agreement and a change of control severance agreement with Great Plains Energy. He will also be eligible to participate in the Company’s Non-Qualified Deferred Compensation Plan, Supplemental Executive Retirement Plan and other benefit plans. The Company will also pay Mr. Marshall’s reasonable relocation costs.

Other Information

On January 31, 2005, the Compensation and Development Committee approved two sets of long term incentive awards for certain Strategic Energy officers. One set of awards is based on performance goals for the period 2005-2006, and the other set of awards is based on performance goals for the period 2005-2007. The awards are comprised of cash and restricted stock grants made under the Great Plains Energy Long Term Incentive Plan. The restricted stock grants were approved by the Board of Directors on February 1, 2005 and disclosed in a current report on Form 8-K dated February 4, 2005. Pursuant to the awards, the Strategic Energy officers will be eligible to receive up to 300% of a target award equal to the following percentages of their respective 2005 base salary: chief executive officer, 150%; and other eligible officers, 80% or 100%. The awards will be based on the weighted average achievement of the following performance goals : cumulative pre-tax net income; return on average book equity; cumulative increase in customer accounts under contract from 2004 baseline; cumulative reduction in general and administrative expenses from 2004 baseline; and reduction in supply cost to retail.

ITEM 6. EXHIBITS

EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
10.1.a	+	Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.b	+	Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.c	+	Great Plains Energy Incorporated / Kansas City Power & Light Company Annual Incentive Plan 2005, Amended May 3, 2005.

10.1.d	+	Description of Compensation Arrangements with Directors and Certain Executive Officers, Updated May 3, 2005.
10.1.e	+	Strategic Energy, L.L.C. Annual Incentive Plan 2005, Amended May 3, 2005.
10.1.f	+	Strategic Energy, L.L.C. Long-Term Incentive Plan Grants 2005, Amended May 2, 2005.
10.1.g	+*	Agreement between Great Plains Energy Incorporated and Andrea F. Bielsker dated March 4, 2005 (Exhibit 10.1.jj to Annual Report on Form 10-K for the year ended December 31, 2004).
10.1.h	+*	Agreement between Great Plains Energy Incorporated and Jeanie Sell Latz dated April 5, 2005 (Exhibit 10.1 to Current Report on Form 8-K dated April 5, 2005).
12.1		Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

* Filed as an exhibit to a prior report and incorporated by reference and made a part hereof. The exhibit number and report reference of the documents so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit Number	Description of Document
10.2

Stipulation and Agreement dated March 28, 2005, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of the Public Counsel, Missouri Department of Natural Resources, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, and Missouri Joint Municipal Electric Utility Commission.

12.2	Ratio of Earnings to Fixed Charges.
31.2.a	Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 6, 2005	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 6, 2005	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 6, 2005	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: May 6, 2005	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)