Form 10-Q
period 2005-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2005-11-04
CIK 1143068, 54476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification Number

001–32206	GREAT PLAINS ENERGY INCORPORATED (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556–2200 www.greatplainsenergy.com	43–1916803
1–707	KANSAS CITY POWER & LIGHT COMPANY (A Missouri Corporation) 1201 Walnut Street Kansas City, Missouri 64106 (816) 556–2200 www.kcpl.com	44–0308720

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Great Plains Energy Incorporated Yes X	No _	Kansas City Power & Light Company Yes _	No X

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Great Plains Energy Incorporated Yes X	No _	Kansas City Power & Light Company Yes _	No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Great Plains Energy Incorporated Yes _	No X	Kansas City Power & Light Company Yes _	No X

As of October 31, 2005, the number of shares outstanding of (i) Great Plains Energy’s common stock was 74,694,629 and (ii) Kansas City Power & Light Company’s common stock was one, which was held by Great Plains Energy Incorporated.

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

Kansas City Power & Light Company is not required to file reports with the Securities and Exchange Commission (SEC) under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act); however, Kansas City Power & Light Company has continued to file such reports, including this Quarterly Report on Form 10-Q, with the SEC voluntarily and will continue to do so. In addition, Kansas City Power & Light Company may determine to register its common stock under Section 12(g) of the Exchange Act and upon the effectiveness of the registration it will be required to file such reports.

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

•	credit ratings
•	inflation rates
•	effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments
•	impact of terrorist acts
•	increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors
•	ability to carry out marketing and sales plans
•	weather conditions including weather-related damage
•	cost, availability, quality and deliverability of fuel
•	ability to achieve generation planning goals and the occurrence and duration of unplanned generation outages
•	delays in the anticipated in-service dates of additional generating capacity
•	nuclear operations
•	ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses
•	performance of projects undertaken by the Company’s non-regulated businesses and the success of efforts to invest in and develop new opportunities and
•	other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

35 Act	Public Utility Holding Company Act of 1935, as amended
BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	State of Missouri Public Service Commission
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income

Abbreviation or Acronym	Definition

PJM	PJM Interconnection
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

PART I - FINANCIAL INFORMATION Item 1. Consolidated Financial Statements
GREAT PLAINS ENERGY Consolidated Balance Sheets (Unaudited)
	September 30 2005	December 31 2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$58,414	$127,129
Restricted cash	17,500	7,700
Receivables, net	338,381	247,184
Fuel inventories, at average cost	19,650	21,121
Materials and supplies, at average cost	56,985	54,432
Deferred income taxes	-	13,065
Assets of discontinued operations	1,255	749
Derivative instruments	92,797	6,372
Other	8,890	14,485

Total	593,872	492,237

Nonutility Property and Investments
Affordable housing limited partnerships	28,424	41,317
Nuclear decommissioning trust fund	89,888	84,148
Other	18,865	32,739

Total	137,177	158,204

Utility Plant, at Original Cost
Electric	4,913,145	4,841,355
Less-accumulated depreciation	2,286,249	2,196,835

Net utility plant in service	2,626,896	2,644,520
Construction work in progress	60,751	53,821
Nuclear fuel, net of amortization of $111,262 and $127,631	31,104	36,109

Total	2,718,751	2,734,450

Deferred Charges and Other Assets
Regulatory assets	160,237	144,345
Prepaid pension costs	105,583	119,811
Goodwill	87,624	86,767
Derivative instruments	30,563	2,275
Other	56,573	60,812

Total	440,580	414,010

Total	$3,890,380	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Balance Sheets (Unaudited)
	September 30 2005	December 31 2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$-	$20,000
Commercial paper	13,600	-
Current maturities of long-term debt	251,607	253,230
EIRR bonds classified as current	-	85,922
Accounts payable	222,663	199,952
Accrued taxes	112,501	46,993
Accrued interest	12,936	11,598
Accrued payroll and vacations	27,657	32,462
Accrued refueling outage costs	5,525	13,180
Deferred income taxes	21,030	-
Supplier collateral	17,500	7,700
Liabilities of discontinued operations	112	2,129
Derivative instruments	11,634	2,434
Other	24,645	22,497

Total	721,410	698,097

Deferred Credits and Other Liabilities
Deferred income taxes	616,512	632,160
Deferred investment tax credits	30,670	33,587
Asset retirement obligations	117,203	113,674
Pension liability	95,496	95,805
Regulatory liabilities	63,300	4,101
Derivative instruments	6,134	112
Other	75,092	84,311

Total	1,004,407	963,750

Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,728,020 and 74,394,423 shares issued, stated value	775,561	765,482
Unearned compensation	(2,396)	(1,393)
Capital stock premium and expense	(30,851)	(32,112)
Retained earnings	490,386	451,491
Treasury stock-34,868 and 28,488 shares, at cost	(1,049)	(856)
Accumulated other comprehensive income (loss)	393	(41,018)

Total	1,232,044	1,141,594
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000

Total	39,000	39,000
Long-term debt (Note 8)	893,519	956,460

Total	2,164,563	2,137,054

Commitments and Contingencies (Note 12)

Total	$3,890,380	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Income (Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2005	2004	2005	2004

Operating Revenues	(thousands)
Electric revenues – KCP&L	$352,974	$323,287	$858,272	$844,447
Electric revenues - Strategic Energy	429,407	390,747	1,099,895	1,022,887
Other revenues	446	817	1,495	2,495

Total	782,827	714,851	1,959,662	1,869,829

Operating Expenses
Fuel	73,935	52,257	160,228	135,113
Purchased power – KCP&L	28,303	14,015	56,590	43,835
Purchased power – Strategic Energy	386,499	358,879	1,003,201	930,637
Other	76,358	79,108	240,628	236,748
Maintenance	19,230	19,276	69,140	63,306
Depreciation and amortization	38,382	37,999	114,485	112,084
General taxes	31,197	28,468	83,619	78,492
(Gain) loss on property	3,419	(613)	1,906	(771)

Total	657,323	589,389	1,729,797	1,599,444

Operating income	125,504	125,462	229,865	270,385
Non-operating income	3,563	1,626	15,334	4,595
Non-operating expenses	(4,699)	(6,914)	(15,671)	(13,393)
Interest charges	(17,904)	(17,973)	(53,777)	(55,278)

Income from continuing operations before income taxes,
minority interest in subsidiaries and loss from equity
investments	106,464	102,201	175,751	206,309
Income taxes	(17,300)	(35,161)	(32,396)	(67,273)
Minority interest in subsidiaries	-	1,283	(7,805)	848
Loss from equity investments, net of income taxes	(69)	(461)	(758)	(1,074)

Income from continuing operations	89,095	67,862	134,792	138,810
Discontinued operations, net of income taxes (Note 7)	1,780	8,067	(1,826)	6,048

Net income	90,875	75,929	132,966	144,858
Preferred stock dividend requirements	412	412	1,235	1,235

Earnings available for common shareholders	$90,463	$75,517	$131,731	$143,623

Average number of common shares outstanding	74,653	74,270	74,561	71,251
Basic and diluted earnings (loss) per common share
Continuing operations	$1.19	$0.91	$1.79	$1.93
Discontinued operations	0.02	0.11	(0.02)	0.09

Basic and diluted earnings per common share	$1.21	$1.02	$1.77	$2.02

Cash dividends per common share	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Cash Flows (Unaudited)
Year to Date September 30	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$132,966	$144,858
Less: Discontinued operations, net of income taxes	(1,826)	6,048

Income from continuing operations	134,792	138,810
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	114,485	112,084
Amortization of:
Nuclear fuel	9,396	10,585
Other	8,035	8,345
Deferred income taxes, net	(15,736)	8,112
Investment tax credit amortization	(2,917)	(2,988)
Loss from equity investments, net of income taxes	758	1,074
(Gain) loss on property	1,906	(771)
Minority interest in subsidiaries	7,805	(848)
Other operating activities (Note 4)	1,663	43,981

Net cash from operating activities	260,187	318,384

Cash Flows from Investing Activities
Utility capital expenditures	(260,589)	(137,073)
Allowance for borrowed funds used during construction	(1,174)	(1,175)
Purchases of investments	(17,640)	(2,664)
Purchases of nonutility property	(4,822)	(5,121)
Proceeds from sale of assets and investments	47,781	6,731
Purchase of additional indirect interest in Strategic Energy	-	(90,166)
Hawthorn No. 5 partial insurance recovery	10,000	30,810
Hawthorn No. 5 partial litigation settlements	-	1,139
Other investing activities	(679)	(4,585)

Net cash from investing activities	(227,123)	(202,104)

Cash Flows from Financing Activities
Issuance of common stock	7,462	151,872
Issuance of long-term debt	85,922	163,600
Issuance fees	(2,031)	(10,158)
Repayment of long-term debt	(88,417)	(213,261)
Net change in short-term borrowings	(6,400)	(87,000)
Dividends paid	(94,071)	(89,543)
Other financing activities	(4,244)	(7,123)

Net cash from financing activities	(101,779)	(91,613)

Net Change in Cash and Cash Equivalents	(68,715)	24,667
Cash and Cash Equivalents from Continuing Operations
at Beginning of Year	127,129	114,227

Cash and Cash Equivalents from Continuing Operations
at End of Period	$58,414	$138,894

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Common Shareholders' Equity (Unaudited)
Year to Date September 30	2005		2004

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,394,423	$765,482	69,259,203	$611,424
Issuance of common stock	257,222	7,745	5,062,456	151,872
Issuance of restricted common stock	76,375	2,334	-	-

Ending balance	74,728,020	775,561	74,321,659	763,296

Unearned Compensation
Beginning balance		(1,393)		(1,633)
Issuance of restricted common stock		(2,334)		-
Forfeiture of restricted common stock		188		-
Compensation expense recognized		1,143		402

Ending balance		(2,396)		(1,231)

Capital Stock Premium and Expense
Beginning balance		(32,112)		(7,240)
Issuance of common stock		-		(5,600)
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		-		(19,657)
Other		1,261		87

Ending balance		(30,851)		(32,410)

Retained Earnings
Beginning balance		451,491		391,750
Net income		132,966		144,858
Loss on reissuance of treasury stock		-		(194)
Dividends:
Common stock		(92,836)		(88,308)
Preferred stock - at required rates		(1,235)		(1,235)
Options		-		(71)

Ending balance		490,386		446,800

Treasury Stock
Beginning balance	(28,488)	(856)	(3,265)	(121)
Treasury shares acquired	(6,380)	(193)	(40,183)	(1,204)
Treasury shares reissued	-	-	29,460	910

Ending balance	(34,868)	(1,049)	(13,988)	(415)

Accumulated Other Comprehensive Income (Loss)
Beginning balance		(41,018)		(36,886)
Derivative hedging activity, net of tax		41,996		3,156
Minimum pension obligation, net of tax		(585)		-

Ending balance		393		(33,730)

Total Common Shareholders' Equity		$1,232,044		$1,142,310

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY Consolidated Statements of Comprehensive Income (Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2005	2004	2005	2004

	(thousands)
Net income	$90,875	$75,929	$132,966	$144,858

Other comprehensive income
Gain (loss) on derivative hedging instruments	80,317	(9,812)	99,540	6,977
Income taxes	(33,097)	4,325	(41,468)	(3,041)

Net gain (loss) on derivative hedging instruments	47,220	(5,487)	58,072	3,936
Reclassification to expenses, net of tax	(12,571)	579	(16,076)	(780)

Derivative hedging activity, net of tax	34,649	(4,908)	41,996	3,156

Change in minimum pension obligation	-	-	(60)	-
Income taxes	(548)	-	(525)	-

Net change in minimum pension obligation	(548)	-	(585)	-

Comprehensive income	$124,976	$71,021	$174,377	$148,014

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2005	2004

ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$796	$51,619
Receivables, net	108,410	63,366
Fuel inventories, at average cost	19,650	21,121
Materials and supplies, at average cost	56,985	54,432
Deferred income taxes	6,609	12,818
Prepaid expenses	7,576	12,511
Derivative instruments	6,201	363

Total	206,227	216,230

Nonutility Property and Investments
Nuclear decommissioning trust fund	89,888	84,148
Other	9,051	20,576

Total	98,939	104,724

Utility Plant, at Original Cost
Electric	4,913,145	4,841,355
Less-accumulated depreciation	2,286,249	2,196,835

Net utility plant in service	2,626,896	2,644,520
Construction work in progress	60,751	53,821
Nuclear fuel, net of amortization of $111,262 and $127,631	31,104	36,109

Total	2,718,751	2,734,450

Deferred Charges and Other Assets
Regulatory assets	160,237	144,345
Prepaid pension costs	105,583	116,024
Derivative instruments	-	674
Other	28,478	20,947

Total	294,298	281,990

Total	$3,318,215	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)
	September 30	December 31
	2005	2004

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$-	$24
Commercial paper	13,600	-
Current maturities of long-term debt	250,000	250,000
EIRR bonds classified as current	-	85,922
Accounts payable	78,285	84,105
Accrued taxes	111,620	34,497
Accrued interest	10,977	9,800
Accrued payroll and vacations	22,802	22,870
Accrued refueling outage costs	5,525	13,180
Other	8,263	8,327

Total	501,072	508,725

Deferred Credits and Other Liabilities
Deferred income taxes	620,830	654,055
Deferred investment tax credits	30,670	33,587
Asset retirement obligations	117,203	113,674
Pension liability	94,266	90,491
Regulatory liabilities	63,300	4,101
Derivative instruments	2,208	-
Other	43,792	42,832

Total	972,269	938,740

Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	887,041
Retained earnings	268,430	252,893
Accumulated other comprehensive loss	(38,857)	(40,334)

Total	1,116,614	1,099,600
Long-term debt (Note 8)	728,260	790,329

Total	1,844,874	1,889,929

Commitments and Contingencies (Note 12)

Total	$3,318,215	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)
	Three Months Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004

Operating Revenues	(thousands)
Electric revenues	$352,974	$323,287	$858,272	$844,447
Other revenues	-	366	113	1,220

Total	352,974	323,653	858,385	845,667

Operating Expenses
Fuel	73,935	52,257	160,228	135,113
Purchased power	28,303	14,015	56,590	43,835
Other	60,912	63,504	195,738	190,457
Maintenance	19,225	19,264	69,111	63,277
Depreciation and amortization	36,776	36,513	109,836	108,839
General taxes	30,091	27,449	80,100	75,667
(Gain) loss on property	3,602	(613)	3,089	(771)

Total	252,844	212,389	674,692	616,417

Operating income	100,130	111,264	183,693	229,250
Non-operating income	2,822	1,393	13,665	3,857
Non-operating expenses	(2,477)	(2,211)	(4,257)	(5,839)
Interest charges	(15,015)	(15,313)	(45,116)	(49,701)

Income before income taxes and minority interest
in subsidiaries	85,460	95,133	147,985	177,567
Income taxes	(16,512)	(32,503)	(31,943)	(63,946)
Minority interest in subsidiaries	-	1,283	(7,805)	3,804

Net income	$68,948	$63,913	$108,237	$117,425

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
Year to Date September 30	2005	2004

Cash Flows from Operating Activities	(thousands)
Net income	$108,237	$117,425
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	109,836	108,839
Amortization of:
Nuclear fuel	9,396	10,585
Other	5,850	5,770
Deferred income taxes, net	(32,575)	6,782
Investment tax credit amortization	(2,917)	(2,988)
(Gain) loss on property	3,089	(771)
Minority interest in subsidiaries	7,805	(3,804)
Other operating activities (Note 4)	50,399	49,050

Net cash from operating activities	259,120	290,888

Cash Flows from Investing Activities
Utility capital expenditures	(265,361)	(137,073)
Allowance for borrowed funds used during construction	(1,174)	(1,175)
Purchases of investments	(2,664)	(2,664)
Purchases of nonutility property	(113)	(233)
Proceeds from sale of assets	31,203	5,251
Hawthorn No. 5 partial insurance recovery	10,000	30,810
Hawthorn No. 5 partial litigation settlements	-	1,139
Other investing activities	(679)	(4,589)

Net cash from investing activities	(228,788)	(108,534)

Cash Flows from Financing Activities
Issuance of long-term debt	85,922	-
Repayment of long-term debt	(85,922)	(209,140)
Net change in short-term borrowings	13,576	(6,541)
Dividends paid to Great Plains Energy	(92,700)	(88,801)
Equity contribution from Great Plains Energy	-	150,000
Issuance fees	(2,031)	(1,361)

Net cash from financing activities	(81,155)	(155,843)

Net Change in Cash and Cash Equivalents	(50,823)	26,511
Cash and Cash Equivalents at Beginning of Year	51,619	26,520

Cash and Cash Equivalents at End of Period	$796	$53,031

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)
Year to Date September 30	2005		2004

	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$887,041	1	$662,041
Equity contribution from Great Plains Energy	-	-	-	150,000

Ending balance	1	887,041	1	812,041

Retained Earnings
Beginning balance		252,893		228,761
Net income		108,237		117,425
Dividends:
Common stock held by Great Plains Energy		(92,700)		(88,801)

Ending balance		268,430		257,385

Accumulated Other Comprehensive Loss
Beginning balance		(40,334)		(35,244)
Derivative hedging activity, net of tax		4,015		(57)
Minimum pension obligation, net of tax		(2,538)		-

Ending balance		(38,857)		(35,301)

Total Common Shareholder’s Equity		$1,116,614		$1,034,125

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004

	(thousands)
Net income	$68,948	$63,913	$108,237	$117,425

Other comprehensive income
Gain on derivative hedging instruments	9,193	158	6,902	565
Income taxes	(3,478)	(62)	(2,598)	(220)

Net gain on derivative hedging instruments	5,715	96	4,304	345
Reclassification to expenses, net of tax	(286)	(402)	(289)	(402)

Derivative hedging activity, net of tax	5,429	(306)	4,015	(57)

Change in minimum pension obligation	(3,170)	-	(3,230)	-
Income taxes	669	-	692	-

Net change in minimum pension obligation	(2,501)	-	(2,538)	-

Comprehensive income	$71,876	$63,607	$109,714	$117,368

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

Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•

KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L’s wholly owned subsidiary, Home Service Solutions Inc. (HSS) sold its wholly owned subsidiary, Worry Free Service, Inc. (Worry Free) in February 2005.

•

KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy) and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas). See Note 7 for additional information regarding KLT Gas discontinued operations.

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

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L, as a service company under the 35 Act.

The operations of Great Plains Energy and its subsidiaries are divided into two reportable segments, KCP&L and Strategic Energy. Great Plains Energy’s legal structure differs from the functional management and financial reporting of its reportable segments. Other activities not considered a reportable segment include the operations of HSS, Services, all KLT Inc. operations other than Strategic Energy, and holding company operations.

2.	CASH

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $27.7 million and $21.0 million at September 30, 2005, and December 31, 2004, respectively.

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

Restricted Cash

Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy’s restricted cash collateral was $17.5 million and $7.7 million at September 30, 2005, and December 31, 2004.

3.	BASIC AND DILUTED EARNINGS PER COMMON SHARE CALCULATION

There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended and year to date September 30, 2005 and 2004. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. Diluted EPS, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended September 30		Year to Date September 30
	2005	2004	2005	2004

Income	(thousands, except per share amounts)
Income from continuing operations	$89,095	$67,862	$134,792	$138,810
Less: preferred stock dividend requirements	412	412	1,235	1,235

Income available to common shareholders	$88,683	$67,450	$133,557	$137,575

Common Shares Outstanding
Average number of common shares outstanding	74,653	74,270	74,561	71,251
Add: effect of dilutive securities	30	66	72	83

Diluted average number of common shares outstanding	74,683	74,336	74,633	71,334

Basic and diluted EPS from continuing operations	$1.19	$0.91	$1.79	$1.93

As of September 30, 2005 and 2004, there were no significant anti-dilutive shares applicable to stock options or performance shares. As of September 30, 2005 and 2004, 6.5 million FELINE PRIDES had no dilutive effect because the number of common shares to be issued in accordance with the settlement rate, assuming applicable market value equal to the average price during the period, would be equal to the number of shares Great Plains Energy could re-purchase in the market at the average price during the period.

In November 2005, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable December 20, 2005, to shareholders of record as of November 29, 2005. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable March 1, 2006, to shareholders of record as of February 7, 2006.

4.	SUPPLEMENTAL CASH FLOW INFORMATION
Great Plains Energy Other Operating Activities

Year to Date September 30	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(63,682)	$(62,118)
Fuel inventories	2,328	1,470
Materials and supplies	(2,553)	2,741
Accounts payable	28,027	17,284
Accrued taxes	53,525	81,993
Accrued interest	1,191	186
Wolf Creek refueling outage accrual	(7,655)	7,645
Deposits with suppliers	82	836
Pension and postretirement benefit assets and obligations	6,045	917
Allowance for equity funds used during construction	(1,081)	(1,497)
Other	(14,564)	(5,476)

Total other operating activities	$1,663	$43,981

Cash paid during the period:
Interest	$54,263	$53,560
Income taxes	$24,141	$24,509

Consolidated KCP&L Other Operating Activities

Year to Date September 30	2005	2004

Cash flows affected by changes in:	(thousands)
Receivables	$(20,401)	$(13,600)
Fuel inventories	2,328	1,470
Materials and supplies	(2,553)	2,741
Accounts payable	(2,706)	(19,221)
Accrued taxes	66,946	63,409
Accrued interest	1,177	(867)
Wolf Creek refueling outage accrual	(7,655)	7,645
Pension and postretirement benefit assets and obligations	2,336	4,408
Allowance for equity funds used during construction	(1,081)	(1,497)
Other	12,008	4,562

Total other operating activities	$50,399	$49,050

Cash paid during the period:
Interest	$42,067	$48,092
Income taxes	$32,404	$23,780

Significant Non-Cash Items

As of September 30, 2005, KCP&L had sold SO2 emission allowances totaling $57.3 million of which $26.3 million was recorded in receivables. During the first quarter of 2005, HSS completed the sale of Worry Free. As part of the transaction, HSS received cash of $0.3 million and notes receivable totaling $5.2 million, net of a $3.0 million allowance. The notes receivable had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows with the exception of $0.3 million receipt of payments on the notes during 2005.

5.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	September 30 2005	December 31 2004

Consolidated KCP&L	(thousands)
Customer accounts receivable (a)	$56,228	$19,866
Allowance for doubtful accounts	(1,730)	(1,722)
Other receivables	53,912	45,222

Consolidated KCP&L receivables	108,410	63,366
Other Great Plains Energy
Other receivables	235,164	188,499
Allowance for doubtful accounts	(5,193)	(4,681)

Great Plains Energy receivables	$338,381	$247,184

(a) Customer accounts receivable included unbilled receivables of $39.3 million and $31.2 million at September 30, 2005, and December 31, 2004, respectively.

Consolidated KCP&L’s other receivables at September 30, 2005, consisted primarily of receivables for the sale of SO2 emission allowances, receivables from partners in jointly owned electric utility plants and wholesale sales receivables. At December 31, 2004, the balance consisted primarily of receivables from partners in jointly owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. Great Plains Energy’s other receivables at September 30, 2005, and December 31, 2004, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $112.0 million and $103.0 million, respectively.

During the third quarter of 2005, KCP&L entered into a new three-year revolving agreement to sell all of its retail electric accounts receivable to Kansas City Power & Light Receivables Company (Receivables Company), which in turn sold an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. Accounts receivable sold by KCP&L to Receivables Company under this revolving agreement totaled $124.5 million at September 30, 2005. Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70 million at September 30, 2005. The proceeds of this sale were forwarded to KCP&L as consideration for its sale. The new agreement allows for a maximum outstanding principal amount sold to the outside investor of $100 million during the period June 1 through October 31, and $70 million during the period November 1 through May 31 of each year.

Under the agreement, KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs. These costs comprise KCP&L’s loss on the sale of accounts receivable. KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company. KCP&L does not recognize a servicing asset or liability since management determined the collection agent fee earned by KCP&L approximates market value.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company under the new agreement is reflected in the following table.

Three Months Ended and Year to Date September 30, 2005	KCP&L	Receivables Company	Consolidated KCP&L

	(thousands)
Receivables (sold) purchased	$(400,742)	$330,742	$(70,000)
Collections	273,742	(273,742)	-
(Gain) loss on sale of accounts receivable (a)	4,007	(2,750)	1,257
Servicing fees	739	(739)	-
Fees to outside investor	-	(703)	(703)
Cash flows during the period
Cash proceeds from sale of receivables (b)	$343,742	$(273,742)	$70,000
Servicing fees	739	(739)	-

(a) The net loss is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.
(b) During the third quarter of 2005, Receivables Company received $70 million cash from the outside investor for the sale of accounts receivable, which was then forwarded to KCP&L for consideration of its sale.

KCP&L had a revolving agreement, which expired in January 2005, to sell all of its right, title and interest in the majority of its customer accounts receivable to Receivables Company, which in turn sold most of the receivables to independent outside investors. The expired agreement was structured as a true sale under which the creditors of Receivables Company were entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. Accounts receivable sold under the expired revolving agreement totaled $84.9 million at December 31, 2004. As a result of the sale to the outside investors, Receivables Company received up to $70 million in cash, which was forwarded to KCP&L as consideration for its sale. At December 31, 2004, Receivables Company had received $65.0 million in cash.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company under the expired agreement is reflected in the following table.

	Three Months Ended September 30	Year to Date September 30
	2004	2005	2004

Gross proceeds on sale of	(thousands)
accounts receivable	$295,559	$46,124	$730,999
Collections	290,372	44,287	709,170
Loss on sale of accounts receivable	856	34	2,132
Late fees	695	112	1,707

6.	ACQUIRED INTANGIBLE ASSETS

In May 2004, Great Plains Energy, through IEC, completed its purchase of an additional 11.45% indirect interest in Strategic Energy bringing Great Plains Energy’s indirect ownership interest in Strategic Energy to just under 100%. The acquired share of intangible assets and related liabilities are detailed in the following table.

	September 30, 2005		December 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets	(millions)
Supply contracts	$26.5	$(16.4)	$26.5	$(7.7)
Customer relationships	17.0	(4.0)	17.0	(1.9)
Asset information systems	1.9	(0.7)	1.9	(0.3)

Total	45.4	(21.1)	45.4	(9.9)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7

Total intangible assets	$46.1	$(21.1)	$46.1	$(9.9)

Amortized related liabilities
Retail contracts	$26.5	$(16.4)	$26.5	$(7.7)

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
	2005	2004	2005	2004

	(millions)
Intangible assets	$3.7	$3.7	$11.2	$6.2
Related liabilities	(2.9)	(2.9)	(8.7)	(4.8)

Net amortization expense	$0.8	$0.8	$2.5	$1.4

	Estimated Amortization Expense

	2005(a)	2006	2007	2008	2009

	(millions)
Intangible assets	$3.8	$10.6	$3.3	$2.8	$2.9
Related liabilities	(2.9)	(7.2)	-	-	-

Net amortization expense	$0.9	$3.4	$3.3	$2.8	$2.9

(a) Amount represents the remaining estimated amortization expense for 2005.

7.	KLT GAS DISCONTINUED OPERATIONS

In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. Since the approval, the KLT Gas portfolio has been reported as discontinued operations in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets.” During 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio. At September 30, 2005, and December 31, 2004, KLT Gas had $1.3 million and $0.7 million of current assets and $0.1 million and $2.1 million of current liabilities recorded in assets and liabilities from discontinued operations, respectively. During the second quarter of 2005, a legal reserve related to these discontinued operations was recorded. During the third quarter of 2005, KLT Gas reached an agreement to settle the arbitration for less than the amount reserved. See Note 14 for more information. The following table summarizes the discontinued operations.

	Three Months Ended September 30		Year to Date September 30

	2005	2004	2005	2004
	(millions)
Revenues	$-	$-	$-	$1.6

Gain (loss) from operations, including
impairments, before income taxes	3.2	13.0	(2.8)	9.3
Income taxes	(1.4)	(5.0)	1.0	(3.3)

Discontinued operations, net of income taxes	$1.8	$8.0	$(1.8)	$6.0

The following table summarizes the cash flows from the discontinued operations.

Year to Date September 30	2005	2004

	(millions)
Net cash from operating activities	$(0.8)	$(17.0)
Net cash from investing activities	0.3	19.6

Net change in cash and cash equivalents	(0.5)	2.6
Cash and cash equivalents at beginning of year	0.6	0.2

Cash and cash equivalents at end of period
included in assets of discontinued operations	$0.1	$2.8

8.	CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

	Year Due	September 30 2005	December 31 2004

Consolidated KCP&L	(thousands)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$500	$500
3.29%* and 2.26%** EIRR bonds	2012-2035	158,768	158,768
Senior Notes
7.125%	2005	250,000	250,000
6.500%	2011	150,000	150,000
6.000%	2007	225,000	225,000
Unamortized discount		(300)	(465)
EIRR bonds
2.29%*** Series A & B	2015	104,896	106,991
2.38%** Series C		-	50,000
2.29%*** Series D	2017	39,396	40,183
4.65% Series 2005	2035	50,000	-
2.10%** Combustion Turbine Synthetic Lease		-	145,274
Current liabilities
EIRR bonds classified as current		-	(85,922)
Current maturities		(250,000)	(250,000)

Total consolidated KCP&L excluding current liabilities		728,260	790,329
Other Great Plains Energy
4.25% FELINE PRIDES Senior Notes	2009	163,600	163,600
7.71%* and 7.64%** Affordable Housing Notes	2005-2008	3,266	5,761
Current maturities		(1,607)	(3,230)

Total consolidated Great Plains Energy excluding current maturities		$893,519	$956,460

* Weighted-average rate as of September 30, 2005
** Weighted-average rate as of December 31, 2004
*** Weighted-average rate as of September 30, 2005, and December 31, 2004

During the third quarter of 2005, KCP&L redeemed its secured 1994 series EIRR bonds totaling $35.9 million by issuing secured EIRR Bonds Series 2005 also totaling $35.9 million; $14.0 million at a fixed rate of 4.05% until maturity at March 1, 2015, and $21.9 million at a fixed rate of 4.65% until maturity at September 1, 2035. KCP&L also redeemed its unsecured Series C EIRR bonds totaling $50.0 million by issuing unsecured EIRR Bonds Series 2005 also totaling $50.0 million at a fixed rate of 4.65% until maturity at September 1, 2035. The previous interest rate periods on these two series, with interest rates of 2.25% and 2.38%, respectively, expired on August 31, 2005. Both of the redeemed series were classified as current liabilities at December 31, 2004. Both of the new EIRR Bonds Series 2005 are covered by municipal bond insurance policies issued by XL Capital Assurance Inc. (XLCA). The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At September 30, 2005, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured

EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50.0 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

KCP&L exercised its early termination option in the Combustion Turbine Synthetic Lease and purchased the leased property during the second quarter of 2005.

Amortization of Debt Expense

Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2005	2004	2005	2004

	(millions)
Consolidated KCP&L	$0.6	$0.5	$1.7	$1.5
Other Great Plains Energy	0.1	0.3	0.5	0.9

Total Great Plains Energy	$0.7	$0.8	$2.2	$2.4

Short-Term Borrowings And Short-Term Bank Lines of Credit

Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At September 30, 2005, the Company was in compliance with this covenant. At September 30, 2005, Great Plains Energy had no outstanding borrowings and had issued letters of credit totaling $22.2 million under the credit facility as credit support for Strategic Energy. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009, to provide support for its issuance of commercial paper and other general purposes. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At September 30, 2005, KCP&L was in compliance with this covenant. At September 30, 2005, KCP&L had $13.6 million of commercial paper outstanding and no cash borrowings under the facility. The weighted-average interest rate of the commercial paper was 3.95%. At December 31, 2004, KCP&L had no cash borrowings or commercial paper outstanding.

Strategic Energy has a $125 million revolving credit facility with a group of banks that expires in June 2007. Great Plains Energy has guaranteed $25.0 million of this facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At September 30, 2005, Strategic Energy was in compliance with these covenants. At September 30, 2005, $80.3 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no cash borrowings under the agreement.

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

During the third quarter of 2005, KCP&L received approvals from the State of Missouri Public Service Commission (MPSC) and The State Corporation Commission of the State of Kansas (KCC) on its previously filed agreements regarding its comprehensive energy plan. The agreements establish KCP&L’s annual pension costs before amounts capitalized at $22 million through the creation of a regulatory asset or liability for future recovery from or refund to customers, as appropriate. In accordance with the agreements, KCP&L reduced pension expense retroactive to January 1, 2005, for the difference between pension expense under SFAS No. 87, “Employers’ Accounting for Pensions” and the amount allowed for ratemaking. This resulted in a $10.8 million net reduction in pension expense and the establishment of a corresponding regulatory asset and liability. See Note 13 for additional information regarding KCP&L’s regulatory matters.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended September 30	2005	2004	2005	2004

Components of net periodic benefit cost	(thousands)
Service cost	$4,376	$4,174	$235	$237
Interest cost	7,508	7,535	711	773
Expected return on plan assets	(8,153)	(7,926)	(161)	(167)
Amortization of prior service cost	1,066	1,072	57	60
Recognized net actuarial loss	4,674	1,980	125	184
Transition obligation	14	14	295	293
Net settlements	-	466	-	-

Net periodic benefit cost before
regulatory adjustment	9,485	7,315	1,262	1,380

Regulatory adjustment	(10,804)	-	-	-

Net periodic benefit cost after
regulatory adjustment	$(1,319)	$7,315	$1,262	$1,380

	Pension Benefits		Other Benefits
Year to Date September 30	2005	2004	2005	2004

Components of net periodic benefit cost	(thousands)
Service cost	$13,023	$12,447	$705	$714
Interest cost	22,388	22,510	2,135	2,317
Expected return on plan assets	(24,345)	(23,703)	(481)	(502)
Amortization of prior service cost	3,198	3,213	173	178
Recognized net actuarial loss	13,960	5,830	373	552
Transition obligation	42	40	883	881
Net settlements	-	1,332	-	-

Net periodic benefit cost before
regulatory adjustment	$28,266	$21,669	$3,788	$4,140

Regulatory adjustment	(10,804)	-	-	-

Net periodic benefit cost after
regulatory adjustment	$17,462	$21,669	$3,788	$4,140

Equity Compensation

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, compensation expense and accrued dividends related to equity compensation are recognized over the stated vesting period. Forfeitures of equity compensation are recognized when incurred and previously recorded compensation expense related to the forfeited shares is reversed. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. At September 30, 2005, 2.0 million shares remained available for future issuance.

Performance Shares

The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Company’s Board of Directors. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Company performance over stated vesting periods. Performance shares have a value equal to the fair market value of the shares on the grant date with accruing dividends. Year to date September 30, 2005, performance shares granted totaled 182,130; 17,024 of these shares were forfeited. Additionally, year to date September 30, 2005, 5,690 of the 19,313 granted performance shares outstanding at December 31, 2004, were forfeited. Performance shares granted and outstanding totaled 178,729 at September 30, 2005. For the three months ended and year to date September 30, 2005, the Company recognized compensation expense of $0.5 million and $1.2 million, respectively, for performance shares and reversed an insignificant amount of previously recognized compensation expense related to forfeited shares. There was no compensation expense for performance shares for the same periods of 2004.

Restricted Stock

Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the grant date. Restricted stock granted year to date September 30, 2005, totaled 76,375 shares; 6,214 of these shares were forfeited. Restricted stock shares issued in 2005 vest on a graded schedule over a stated period of time with accruing reinvested dividends. For the three months ended and year to date September 30, 2005, the Company recognized compensation expense of $0.4 million and $1.1 million, respectively, for restricted stock and reversed an insignificant amount of previously recognized compensation expense related to forfeited shares. For the same periods in 2004, the Company recognized compensation expense of $0.2 million and $0.4 million, respectively.

Cash-Based Long-Term Incentives

In 2005, Strategic Energy initiated long-term incentives designed to reward officers and key members of management with Great Plains Energy restricted stock (issued under the Long-Term Incentive Plan) and a cash performance payment for achieving specific performance goals over stated periods of time, commencing January 1, 2005. The restricted stock compensation expense is discussed in the preceding paragraph. For the three months ended and year to date September 30, 2005, compensation expense of $0.2 million and $1.0 million, respectively, was recognized for the cash-based incentives.

10.	INCOME TAXES

Components of income taxes are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2005	2004	2005	2004

Current income taxes	(thousands)
Federal	$39,444	$23,426	$49,930	$50,688
State	653	937	103	7,193

Total	40,097	24,363	50,033	57,881

Deferred income taxes
Federal	(2,336)	13,675	108	12,923
State	(18,081)	3,016	(15,844)	2,667

Total	(20,417)	16,691	(15,736)	15,590

Investment tax credit amortization	(972)	(996)	(2,917)	(2,988)

Total income tax expense	18,708	40,058	31,380	70,483
Less: Income taxes on discontinued
operations (Note 7)
Current taxes	1,408	(2,581)	(1,016)	(4,268)
Deferred taxes	-	7,478	-	7,478

Income taxes on continuing operations	$17,300	$35,161	$32,396	$67,273

	Three Months Ended September 30		Year to Date September 30
Consolidated KCP&L	2005	2004	2005	2004

Current income taxes	(thousands)
Federal	$45,073	$24,292	$63,210	$51,657
State	1,651	3,405	4,225	8,495

Total	46,724	27,697	67,435	60,152

Deferred income taxes
Federal	(10,713)	4,894	(13,763)	5,721
State	(18,527)	908	(18,812)	1,061

Total	(29,240)	5,802	(32,575)	6,782

Investment tax credit amortization	(972)	(996)	(2,917)	(2,988)

Income taxes on continuing operations	$16,512	$32,503	$31,943	$63,946

Effective Income Tax Rates

The effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2005	2004	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.1	0.3	1.3	0.6
Amortization of investment tax credits	(0.9)	(0.9)	(1.8)	(1.4)
Federal income tax credits	(2.1)	(2.8)	(4.5)	(4.5)
State income taxes	2.3	2.2	1.8	3.0
Income tax contingency, net	(7.1)	-	(4.2)	-
Rate change on deferred taxes	(10.7)	-	(7.1)	-
Other	(0.5)	0.7	(1.4)	-

Effective income tax rate	17.1%	34.5%	19.1%	32.7%

	Three Months Ended September 30		Year to Date September 30
Consolidated KCP&L	2005	2004	2005	2004

Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.4	0.4	1.5	0.7
Amortization of investment tax credits	(1.1)	(1.0)	(2.1)	(1.6)
State income taxes	2.3	2.9	2.3	3.4
Income tax contingency, net	(2.2)	-	(0.8)	-
Rate change on deferred taxes	(13.7)	-	(8.4)	-
Parent company tax benefits	(2.0)	(4.7)	(3.2)	(2.5)
Other	(0.4)	1.1	(1.5)	0.3

Effective income tax rate	19.3%	33.7%	22.8%	35.3%

For the three months ended and year to date September 30, 2005, Great Plains Energy’s income taxes were reduced by $16.4 million and $17.6 million, respectively, and consolidated KCP&L’s income taxes were reduced by $15.1 million and $15.9 million, respectively, due to the favorable impact of sustained audited positions on the companies’ composite tax rates. Great Plains Energy’s income tax expense was also reduced by $5.7 million due to events during the three months ended September 30, 2005, that strengthened the probability of sustaining tax deductions taken on previously filed tax returns.

SFAS No. 109, “Accounting for Income Taxes” requires the companies to adjust deferred tax balances to reflect tax rates that are anticipated to be in effect when the differences reverse. The largest component of the companies’ decreases in income tax expense related to the sustained audited positions resulted from adjusting KCP&L’s deferred tax balance to its lower composite tax rate. The impact of the composite tax rate reductions on KCP&L’s deferred tax balances resulted in an $11.7 million tax benefit for both the Company and consolidated KCP&L.

Deferred Income Taxes

The tax effects of major temporary differences resulting in deferred income tax assets and liabilities in the consolidated balance sheets are in the following table.

	Great Plains Energy		Consolidated KCP&L
	September 30 2005	December 31 2004	September 30 2005	December 31 2004

Current deferred income taxes	(thousands)
Nuclear fuel outage	$2,077	$5,061	$2,077	$5,061
Derivative instruments	(31,686)	(1,156)	(2,332)	90
Accrued vacation	4,756	4,523	4,596	3,829
Other	3,823	4,637	2,268	3,838

Net current deferred income tax asset
(liability)	(21,030)	13,065	6,609	12,818

Noncurrent deferred income taxes
Plant related	(552,093)	(556,543)	(552,093)	(556,543)
Income taxes on future regulatory recoveries	(86,264)	(81,000)	(86,264)	(81,000)
Derivative instruments	(10,799)	(529)	-	-
Pension and postretirement benefits	(5,783)	(9,047)	(6,197)	(9,239)
Storm related costs	(2,287)	(3,650)	(2,287)	(3,650)
Debt issuance costs	(2,894)	(2,822)	(2,894)	(2,822)
Gas properties related	(3,035)	(3,356)	-	-
SO2 emission allowance sales	22,611	1,295	22,611	1,295
Tax credit carryforwards	15,766	23,661	-	-
Alternative minimum tax credit carryforward	4,093	4,093	-	-
State net operating loss carryforward	476	476	-	-
Other	4,173	(4,262)	6,294	(2,096)

Net noncurrent deferred tax liability
before valuation allowance	(616,036)	(631,684)	(620,830)	(654,055)
Valuation allowance	(476)	(476)	-	-

Net noncurrent deferred tax liability	(616,512)	(632,160)	(620,830)	(654,055)

Accumulated deferred income tax
liability, net	$(637,542)	$(619,095)	$(614,221)	$(641,237)

The increase in Great Plains Energy’s current and noncurrent deferred income tax liabilities at September 30, 2005, compared to December 31, 2004, related to derivative instruments is due to increases in the fair value of Strategic Energy’s energy related derivative instruments as a result of increase in forward market prices for power. The increase in Great Plains Energy’s and consolidated KCP&L’s noncurrent deferred income tax asset at September 30, 2005, compared to December 31, 2004, related to SO2 emission allowance sales is due to regulatory treatment under the comprehensive energy plan approved by the MPSC and KCC. In the third quarter of 2005, KCP&L sold SO2 emission allowances under the approved plan for a total of $56.6 million.

11.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Pursuant to a service agreement approved by the SEC under the 35 Act, consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $7.0 million and $37.9 million for the three months ended and year to date September 30, 2005, respectively, and $15.3 million and $46.3 million for the same periods in 2004. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At September 30, 2005, and December 31, 2004, consolidated KCP&L had a net intercompany payable to Services of $0.9 million and $9.2 million, respectively. On August 1, 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business.

12.	COMMITMENTS AND CONTINGENCIES

Nuclear Liability and Insurance

The owners of Wolf Creek, a nuclear generating station, (Owners) maintain nuclear insurance for Wolf Creek in four areas: liability, worker radiation, property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of terrorism and related losses, as defined by the Terrorism Risk Insurance Act, including replacement power costs. An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. For certified acts of terrorism, the individual policy limits apply. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

Liability Insurance

Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion. This limit of liability consists of the maximum available commercial insurance of $0.3 billion, and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $15 million ($7.1 million, KCP&L’s 47% share) per incident per year effective with the Energy Policy Act of 2005. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. This assessment is in addition to worker radiation claims insurance. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

Property, Decontamination, Premature Decommissioning and Extra Expense Insurance

The Owners carry decontamination liability, premature decommissioning liability and property damage insurance for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share). NEIL provides this insurance.

In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the Nuclear Regulatory Commission (NRC). KCP&L’s share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.

Accidental Nuclear Outage Insurance

The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total about $26.5 million ($12.4 million, KCP&L’s 47% share) per policy year.

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

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission a one-time amount of $145.8 million. At the request of the Commission, WCNOC along with other members of the Compact, filed with the Commission their claims for refund. On August 1, 2005, WCNOC received a return of its investment of $19.6 million ($9.2 million, KCP&L’s 47% share), including pre-judgment interest and attorney’s fees. The Commission continues to explore alternative long-term waste disposal capability and has retained a portion of the settlement, above the amounts returned, until it determines what role it will take in the development of alternative disposal capability. The maximum additional amount WCNOC might receive from the Commission-retained portion of the settlement is $2.5 million ($1.2 million, KCP&L’s 47% share). The Commission has stated that it plans to make a decision on the amount, if any, by January 2006. At September 30, 2005, KCP&L’s balance sheet no longer reflects an investment in the Compact. KCP&L's net investment in the Compact was $7.4 million at December 31, 2004.

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. At September 30, 2005 and December 31, 2004, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Environmental-related legislation is continuously introduced in Congress. Such legislation typically includes various compliance dates and compliance limits. Such legislation could have the potential for a significant financial impact on KCP&L, including the installation of new pollution control equipment to achieve compliance. However, KCP&L would seek recovery of capital costs and expenses for such compliance through rates. KCP&L will continue to monitor proposed legislation.

The following table contains estimates of expenditures to comply with environmental laws and regulations described below. The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Clean Air Estimated Required				Estimated
Environmental Expenditures	Missouri	Kansas	Total	Timetable

(millions)
CAIR	$388 - $561	$ -	$388 - $561	2005 - 2015
Incremental BART	57 - 83	210 - 304	267 - 387	2005 - 2013
Incremental CAMR	52 - 83	4 - 6	56 - 89	2016 - 2018
Comprehensive Energy Plan retrofits	(171)	(101)	(272)	2006 - 2008

Estimated required environmental expenditures
above the Comprehensive Energy Plan retrofits	$326 - $556	$113 - $209	$439 - $765

Expenditure estimates provided in the table above include, but are not limited to, the accelerated environmental upgrade expenditures contemplated in the MPSC and KCC agreements discussed in Note 13. KCP&L’s expectation is that any such expenditures will be recovered through rates.

Clean Air Interstate Rule

In the May 12, 2005, Federal Register, the Environmental Protection Agency (EPA) published the Clean Air Interstate Rule (CAIR), which requires reductions in SO2 and NOx emissions in 28 states including Missouri. This final regulation was effective July 11, 2005.

The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective on January 1, 2015. KCP&L’s coal-fired plants located in Missouri are subject to CAIR, while its coal-fired plants in Kansas are not.

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final rule establishes a market-based cap-and-trade program. Missouri will establish an emission allowance allocation mechanism through a State Implementation Plan (SIP) that is expected to be issued by December 2006. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has banked from previous years of the Acid Rain Program to meet the more stringent CAIR requirements. KCP&L is currently allocated approximately 50,000 SO2 emission allowances per year and emits approximately 50,000 tons of SO2 per year. KCP&L had accumulated over 190,000 allocated SO2 emission allowances. KCP&L is permitted to sell excess SO2 emission allowances up to $120.0 million or 176,000 allowances in accordance with KCP&L’s comprehensive energy plan as approved by the MPSC and KCC. During the third quarter of 2005, KCP&L sold 64,500 SO2 emission allowances for $56.6 million. See Note 13 for more information.

Analysis of the final rule indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for some of KCP&L’s Missouri plants. The timing of the installation of such control equipment is currently being developed. KCP&L continues to refine the preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule

In the July 6, 2005, Federal Register, the EPA published regulations on best available retrofit technology (BART) that amended its July 1999 regional haze regulations regarding emission controls for industrial facilities emitting air pollutants that reduce visibility. The BART regulations apply to specific eligible facilities and were effective September 6, 2005. KCP&L coal-fired plants on the BART eligible list include La Cygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri. The CAIR suggests that states in CAIR that meet the CAIR requirement may also meet BART requirements for individual sources. Missouri is considering this proposal as part of the CAIR SIP, but no final decision has been reached. Kansas is not a CAIR state and therefore BART will likely impact La Cygne Nos. 1 and 2. The BART rule directs state air quality agencies to identify whether emissions from sources subject to BART are below limits set by the state, or whether retrofit measures are needed to reduce emissions. States must submit a BART implementation plan in 2007 with required emission controls. If emission controls to comply with BART are required at La Cygne Nos. 1 and 2, additional capital expenditures will be required. KCP&L continues to refine its preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated.

Mercury Emissions

In July 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions from man-made sources. In the March 29, 2005, Federal Register, the EPA reversed its December 2000 finding that it was “appropriate and necessary” to regulate fossil fuel-fired power plants under section 112 of the Clean Air Act, concluding that the earlier finding lacked foundation and that recent information demonstrates that it is not appropriate or necessary to regulate fossil fuel-fired power plants under section 112. The EPA therefore removed coal- and oil-fired power plants from the section 112(c) list. Under section 112 of the Clean Air Act, the EPA would have been required to issue Maximum Available Control Technology standards for affected facilities and would have been prohibited from using cap and trade provisions for achieving compliance.

In the May 12, 2005, Federal Register, the EPA published the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act. This final regulation was effective July 18, 2005.

The rule establishes a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and establishes a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. The first phase cap is anticipated to be met by KCP&L taking advantage of mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and establishes a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.

Facilities will demonstrate compliance with the standard by holding allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. KCP&L expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap. During the ensuing years, KCP&L will closely monitor advances in technology for removal of mercury from Powder River Basin coal and expects to make decisions regarding second phase removal based on then available technology to meet the January 1, 2018 compliance date. The ultimate cost of this rule could be significantly different from the amounts estimated in the table above. KCP&L is a participant in the Department of Energy (DOE) project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub-bituminous coal.

On October 21, 2005, the EPA agreed to reconsider certain aspects of the rule and to invite additional comments on certain aspects of the rule. However, in its reconsideration notice, which was published in the October 28, 2005, Federal Register, the EPA reiterated its position that the methodology used for the risk analysis is performed to justify the CAMR is sound and scientifically justified. Comments are due by December 19, 2005. The EPA’s actions to de–list mercury under section 112 of the Clean Air Act and issue CAMR remain controversial and subject to challenge.

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

On February 14, 2002, President Bush unveiled his Clear Skies Initiative, which included a climate change policy. The climate change policy is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration's strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% over the next 10 years. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. would lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

On December 19, 2002, KCP&L joined the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. On January 17, 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity) by the equivalent of 3% to 5% of the current level. On December 13, 2004, Power Partners entered into a cooperative umbrella memorandum of understanding (MOU) with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated over the next decade consistent with the EEI commitment of 3% to 5%.

Air Particulate Matter and Ozone

In July 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. On December 17, 2004, the EPA designated the Kansas City area as attainment with respect to the PM-2.5 NAAQS. In the May 3, 2005, Federal Register, the EPA published a final rule that designated Jackson, Platte, Clay and Cass counties in Missouri and Johnson, Linn, Miami and Wyandotte counties in Kansas as attainment with respect to the eight-hour ozone National Ambient Air Quality Standards (NAAQS) effective June 2, 2005.

Water Use Regulations

On February 16, 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities effective September 7, 2004. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007, the studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with the final rule is expected to be achieved between 2011 and 2014. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

Energy Policy Act of 2005

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act of 2005 repeals, effective February 8, 2006, the 35 Act, which places certain limitations and approval requirements on registered public utility holding company systems with respect to matters such as acquisitions, business combinations and activities, securities and affiliate transactions, and provides certain utility customer protection authority to the Federal Energy Regulatory Commission (FERC) and the states. Among other things, the Energy Policy Act of 2005 also revises the Public Utility Regulatory Policy Act (PURPA) to eliminate mandatory power purchase obligations; requires FERC to provide transmission investment incentives; accelerates depreciation on transmission lines and pollution control equipment; provides for the extension of production tax credits for wind energy generation; requires large municipals and cooperatives to provide open transmission access; requires a study of competition in wholesale and retail electricity markets; and authorizes the creation of an Electric Reliability Organization to establish and enforce mandatory reliability standards subject to

FERC oversight. Management has not yet fully determined its impact on Great Plains Energy and consolidated KCP&L.

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

At September 30, 2005, and December 31, 2004, the Company had $5.7 million and $13.4 million, respectively, of liabilities for contingencies related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $1.7 million and $3.7 million at September 30, 2005, and December 31, 2004, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns, but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the Company will reverse these tax provisions to income. If the positions are not ultimately sustained, the Company may be required to make cash payments plus interest and/or utilize the Company’s federal and state credit carryforwards. In the third quarter of 2005, the Company reversed $8.1 million of previously recorded contingent tax liabilities primarily due to sustained audited tax positions and the occurrence of events that strengthen the probability of successfully defending deductions taken on its tax returns. During the third quarter of 2005, consolidated KCP&L reversed $1.6 million of contingent tax liabilities.

13.	REGULATORY MATTERS

Executing On Strategic Intent

KCP&L has continued to make progress in implementing its comprehensive energy plan during 2005. In the third quarter of 2005, KCP&L received approvals from the MPSC and KCC on its previously filed agreements regarding its comprehensive energy plan. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. These appeals are expected to be decided in 2006. Although subject to these appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

The following are brief descriptions of the major provisions of the approved agreements.

•	KCP&L will make energy infrastructure investments as detailed in the approved agreements and summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$733
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b) (c)		$1,231

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $17 million of investments related to a substation and transmission lines.
Wind generation includes approximately $2 million of transmission and distribution investment.
The agreement submitted to the MPSC included approximately $43 million for a potential railroad bridge. This amount was removed in the third quarter and is excluded from the total estimated capital expenditures.
(c) These amounts are estimates. Because of the magnitude of these investments and the length of time to implement the comprehensive energy plan, actual expenditures may differ from these estimates.

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

•

KCP&L may sell SO2 emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time. KCP&L is permitted to sell SO2 emission allowances up to $120.0 million or 176,000 allowances. In the third quarter of 2005, KCP&L sold $56.6 million of SO2 emission allowances. See Regulatory Assets and Liabilities below.

•

KCP&L’s annual pension costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate. In the third quarter of 2005, KCP&L reduced pension expense retroactive to January 1, 2005, consistent with the approved agreements. See Note 9 for additional information.

•

The depreciable life of Wolf Creek for Missouri regulatory purposes has been increased from 40 to 60 years. The Missouri agreement calls for $10.3 million, on an annual jurisdictional basis, of additional amortization expense to be recorded to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life. In the third quarter of 2005, KCP&L began recording depreciation and amortization expense in accordance with the approved agreement.

•

The agreements are intended to provide KCP&L with regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and an ability to maintain targeted credit ratios over the five-year term of the agreements.

The agreements provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25%	-	35%
Capital contributions to KCP&L from Great Plains Energy's
proceeds of new equity financing	20%	-	30%
Debt financing	20%	-	30%
Capital contributions to KCP&L from Great Plains Energy's
proceeds of 2004 FELINE PRIDES equity in 2007			13%
Internal funds and other	5%	-	10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including, but not limited to, the results of the rate proceedings and market conditions.

Regulatory Assets and Liabilities

KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by competitive forces and restructuring in the electric industry. In the event that SFAS No. 71 no longer applied to all, or a separable portion, of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates. Whether an asset has been impaired is determined pursuant to the requirements of SFAS No. 144.

	Amortization ending period	September 30 2005	December 31 2004

Regulatory Assets		(millions)
Taxes recoverable through future rates		$86.3	$81.0
Decommission and decontaminate federal uranium
enrichment facilities	2007	1.5	2.0
Loss on reacquired debt	2037	7.3	7.7
January 2002 incremental ice storm costs (Missouri)	2007	6.1	9.5
Change in depreciable life of Wolf Creek (Kansas)	2045	21.2	15.5
Change in depreciable life of Wolf Creek (Missouri)	2045	1.7	-
Cost of removal		10.6	13.9
Asset retirement obligations		9.8	11.4
Pension costs cap		11.6	-
Other	Various	4.1	3.3

Total Regulatory Assets		$160.2	$144.3

Regulatory Liabilities
Emission allowances		$60.8	$4.1
Pension accounting method difference		0.8	-
Additional Wolf Creek amortization (Missouri)		1.7	-

Total Regulatory Liabilities		$63.3	$4.1

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recent rate case) in KCP&L’s rate base, thereby providing a return on invested costs when included in rate base. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The pension accounting method difference (which may be either a regulatory asset or liability) and certain insignificant items in Regulatory Assets – Other are not included in rate base.

Southwest Power Pool Regional Transmission Organization

Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved Regional Transmission Organization (RTO). RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO and during the third quarter of 2005, KCP&L filed applications with the MPSC and KCC seeking authorization to participate in the SPP RTO.

During 2005, a cost/benefit analysis was completed under the direction of the SPP Regional State Committee (composed of state commissioners from the states where the SPP RTO operates). The analysis indicates that implementation of an energy imbalance market within the SPP region would provide net benefits of approximately $373 million over a 10-year period to the transmission-owning members of the SPP RTO; however, there was no significant documented impact for KCP&L over the 10-year period. During June 2005, SPP filed its plans for the energy imbalance market with FERC. These plans include a May 1, 2006, start date for the energy imbalance market. During the third quarter of 2005, FERC issued an order rejecting this filing. In its order, FERC stated that “significant modification or elaboration” is needed before FERC can make its determination. SPP plans to make a revised filing in early 2006.

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

In February 2005, KCP&L submitted a DPT analysis demonstrating that, if KCP&L’s native load obligations are considered, KCP&L does not possess market power in its control area or the control area of KCBPU. On October 20, 2005, the FERC ruled that KCP&L had successfully rebutted the presumption of market power and terminated the proceeding.

Seams Elimination Charge Adjustment

Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection (PJM) and the Midwest Independent Transmission System Operator, Inc. (MISO) during a 16-month transition period from December 1, 2004 through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone are allocated a portion of the SECA based on transmission services provided to that zone during 2002 and 2003. There are several unresolved matters and legal challenges to the SECA that are pending before FERC on rehearing. Management is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

In the second quarter of 2005, PJM and MISO began invoicing Strategic Energy for these charges, based on allocations in compliance filings made by transmission owners and accepted by FERC, subject to refund and adjustment. Strategic Energy recorded purchased power expenses totaling $3.3 million and $10.5 million for the three months ended and year to date for these charges covering billings for the transition period through September 30, 2005. The compliance filings allocate approximately $1 million of charges per month, through March 2006. In the third quarter of 2005, Strategic Energy began to bill a portion of its SECA costs to its retail customers.

Management believes that a number of issues exist related to the SECA allocations. FERC established a schedule for resolution of certain SECA issues, including the issue of shifting SECA allocations to the shipper. The shipper in Strategic Energy’s situation is the wholesale supplier, which, through a contract with Strategic Energy, delivered power to various zones in which Strategic Energy was supplying retail customers. In most instances, the shipper was the purchaser of through and out transmission service and therefore included the cost of the through and out rate in its energy price. Management believes, but cannot assure, that Strategic Energy should not ultimately be responsible for the current level of SECA charges.

14.	LEGAL PROCEEDINGS

Framatome

On August 25, 2005, WCNOC filed a lawsuit against Framatome ANP, Inc., and Framatome ANP Richland, Inc. (Framatome) in the District Court of Coffey County, Kansas. The suit alleges various claims against Framatome related to the design, licensing and installation of a digital control system. The suit seeks recovery of approximately $16 million in damages from Framatome.

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

KLT Gas

On July 28, 2004, KLT Gas received a Notice and Demand for Arbitration Pursuant to Joint Operating Agreement from SWEPI LP doing business as Shell Western E&P and formerly known as Shell Western E&P Inc. (Shell). Prior to the October 2004 sale (with a July 1, 2004, effective date) of KLT Gas’ working interests in certain oil and gas leases in Duval County, Texas to Shell, KLT Gas had a 50% working interest in the leases. Shell held the other 50% working interest and was the operator of the properties under a joint operating agreement, as amended. Through arbitration, Shell sought recovery from KLT Gas of 50% of the fees, costs and settlements incurred in three lawsuits and Texas Railroad Commission proceedings, which Shell asserted totaled approximately $5.9 million for KLT Gas’ share, including interest. During the third quarter of 2005, the parties reached a confidential agreement to settle the matter for an amount less than was reserved in the second quarter of 2005 resulting in an $1.8 million after-tax gain reported as discontinued operations during the third quarter related to the reserve reversal.

Hawthorn No. 5 Subrogation Litigation

KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants have settled with KCP&L. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004 the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri. Oral arguments are expected in the first quarter of 2006.

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

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings had been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option and seeks damages of at least $15 million plus statutory interest. In April 2005, summary judgment in the Weinstein litigation was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process, which management expects will conclude in the first quarter of 2006.

15.	ASSET RETIREMENT OBLIGATIONS

In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Great Plains Energy and consolidated KCP&L are required to adopt the provisions of FIN No. 47 by December 31, 2005, although earlier adoption is permitted. Management is currently evaluating the impact of FIN No. 47, and has not yet determined the impact on Great Plains Energy and consolidated KCP&L’s consolidated financial statements. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under SFAS No. 143, including FIN No. 47, and expenses recovered currently in rates will be recoverable in future rates.

16.	SEGMENT AND RELATED INFORMATION

Great Plains Energy

Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility and Strategic Energy, a competitive electricity supplier. Other includes the operations of HSS, Services, all KLT Inc. operations other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended September 30, 2005	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$353.0	$429.9	$-	$782.9
Depreciation and amortization	(36.7)	(1.6)	(0.1)	(38.4)
Interest charges	(15.0)	(0.7)	(2.2)	(17.9)
Income taxes	(16.4)	(9.4)	8.5	(17.3)
Loss from equity investments	-	-	(0.1)	(0.1)
Discontinued operations	-	-	1.8	1.8
Net income	69.1	18.1	3.7	90.9

Three Months Ended September 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$323.3	$391.1	$0.4	$714.8
Depreciation and amortization	(36.3)	(1.4)	(0.3)	(38.0)
Interest charges	(15.2)	(0.3)	(2.5)	(18.0)
Income taxes	(32.6)	(3.9)	1.3	(35.2)
Loss from equity investments	-	-	(0.5)	(0.5)
Discontinued operations	-	-	8.0	8.0
Net income (loss)	64.2	13.4	(1.7)	75.9

Year to Date September 30, 2005	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$858.3	$1,101.3	$0.1	$1,959.7
Depreciation and amortization	(109.7)	(4.6)	(0.2)	(114.5)
Interest charges	(45.1)	(2.2)	(6.5)	(53.8)
Income taxes	(32.4)	(20.9)	20.9	(32.4)
Loss from equity investments	-	-	(0.8)	(0.8)
Discontinued operations	-	-	(1.8)	(1.8)
Net income (loss)	109.0	34.6	(10.6)	133.0

Year to Date September 30, 2004	KCP&L	Strategic Energy	Other	Great Plains Energy

	(millions)
Operating revenues	$844.5	$1,024.1	$1.2	$1,869.8
Depreciation and amortization	(108.1)	(3.2)	(0.8)	(112.1)
Interest charges	(49.3)	-	(6.0)	(55.3)
Income taxes	(64.5)	(18.2)	15.4	(67.3)
Loss from equity investments	-	-	(1.1)	(1.1)
Discontinued operations	-	-	6.0	6.0
Net income (loss)	118.4	32.0	(5.6)	144.8

	KCP&L	Strategic Energy	Other	Great Plains Energy

September 30, 2005	(millions)
Assets	$3,314.2	$534.1	$42.1	$3,890.4
Capital expenditures (a)	265.5	4.6	(4.7)	265.4

December 31, 2004
Assets	$3,330.2	$407.7	$61.0	$3,798.9
Capital expenditures (a)	190.8	2.6	3.3	196.7

(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L

The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

Three Months Ended September 30, 2005	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$353.0	$-	$353.0
Depreciation and amortization	(36.7)	-	(36.7)
Interest charges	(15.0)	-	(15.0)
Income taxes	(16.4)	(0.2)	(16.6)
Net income (loss)	69.1	(0.2)	68.9

Three Months Ended September 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$323.3	$0.4	$323.7
Depreciation and amortization	(36.3)	(0.2)	(36.5)
Interest charges	(15.2)	(0.1)	(15.3)
Income taxes	(32.6)	-	(32.6)
Net income (loss)	64.2	(0.3)	63.9

Year to Date September 30, 2005	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$858.3	$0.1	$858.4
Depreciation and amortization	(109.7)	(0.1)	(109.8)
Interest charges	(45.1)	-	(45.1)
Income taxes	(32.4)	0.4	(32.0)
Net income (loss)	109.0	(0.8)	108.2

Year to Date September 30, 2004	KCP&L	Other	Consolidated KCP&L

	(millions)
Operating revenues	$844.5	$1.2	$845.7
Depreciation and amortization	(108.1)	(0.7)	(108.8)
Interest charges	(49.3)	(0.4)	(49.7)
Income taxes	(64.5)	0.5	(64.0)
Net income (loss)	118.4	(1.0)	117.4

	KCP&L	Other	Consolidated KCP&L

September 30, 2005	(millions)
Assets	$3,314.2	$4.0	$3,318.2
Capital expenditures (a)	265.5	-	265.5

December 31, 2004
Assets	$3,330.2	$7.2	$3,337.4
Capital expenditures (a)	190.8	-	190.8

(a) Capital expenditures reflect year to date amounts for the periods presented.

17.	DERIVATIVE INSTRUMENTS

The Company’s activities expose it to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company’s risk management activities, including the use of derivatives, are subject to the management, direction and control of internal risk management committees. The Company’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. The Company maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments measured at fair value are recorded on the balance sheet as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

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

Cash Flow Hedges - Treasury Lock

In the second quarter of 2005, KCP&L entered into a Treasury Lock (T-Lock) to hedge against interest rate fluctuations on the U.S. Treasury rate component of long-term debt that KCP&L plans to issue before the end of 2005. The T-Lock will be settled simultaneously with the issuance of the long-term fixed rate debt. The T-Lock effectively removes the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt will be. The T-Lock is accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to other comprehensive income (OCI), to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the T-Lock. The pre-tax gain or loss on the T-Lock recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Cash Flow Hedges - Commodity Risk Management

KCP&L’s risk management policy is to use derivative hedge instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of September 30, 2005, KCP&L does not have any projected natural gas usage hedged for retail load and firm MWh sales. The hedging instruments in place as of December 31, 2004, were designated as cash flow hedges. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness for the three months ended or year to date September 30, 2005 or 2004. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy is hedging its exposure and variability of future cash flows is 4.3 years and 3.1 years at September 30, 2005, and December 31, 2004, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power expense for the three months ended and year to date September 30, 2005, includes gains of $8.3 million and $10.4 million, respectively, due to ineffectiveness of the cash flow hedges. Strategic Energy recorded a $5.1 million gain due to ineffectiveness for the three months ended and year to date September 30, 2004.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power expense for the three months ended and year to date September 30, 2005, were gains of $9.9 million and $15.6 million, respectively. Strategic Energy recorded losses of $0.7 million and $1.2 million for the three months ended and year to date September 30, 2004, respectively, for the change in the fair value of non-hedging derivatives.

The fair value of non-hedging derivatives at September 30, 2005, also includes certain forward contracts at Strategic Energy that were amended during the third quarter. Prior to being amended, the contracts were accounted for under the normal purchase normal sale election in accordance with SFAS No. 133, as amended. The contracts are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income when the contracts settle. Strategic Energy will prospectively record the change in fair value of these contracts as a component of purchased power expense.

The notional and recorded fair values of the Company’s derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	September 30, 2005		December 31, 2004

	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value

Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$100.7	$47.2	$92.4	$4.5
Non-hedging derivatives	12.7	1.9	2.3	0.7
Forward contracts
Cash flow hedges	83.9	34.3	23.0	1.6
Non-hedging derivatives	44.9	18.2	5.5	(2.2)
Treasury Lock
Cash flow hedges	160.0	6.2	-	-
Interest rate swaps
Fair value flow hedges	146.5	(2.2)	146.5	0.7
Consolidated KCP&L
Swap contracts
Cash flow hedges	-	-	6.3	(0.3)
Treasury Lock
Cash flow hedges	160.0	6.2	-	-
Interest rate swaps
Fair value flow hedges	146.5	(2.2)	146.5	0.7

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	September 30 2005	December 31 2004	September 30 2005	December 31 2004

	(millions)
Current assets	$53.6	$2.5	$6.2	$(0.3)
Other deferred charges	18.0	0.9	-	-
Other current liabilities	2.4	(0.5)	-	-
Deferred income taxes	(30.9)	(0.8)	(2.3)	0.2
Other deferred credits	0.2	(0.9)	-	-

Total	$43.3	$1.2	$3.9	$(0.1)

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended September 30			Year to Date September 30
	2005		2004	2005		2004

Great Plains Energy	(millions)
Fuel expense	$(0.5)		$(0.7)	$(0.5)		$(0.7)
Purchased power expense	(21.1)		1.7	(27.2)		(0.9)
Minority interest	-		(0.1)	-		0.2
Income taxes	8.9		(0.4)	11.6		0.6

OCI	$(12.	7)	$0.5	$(16.	1)	$(0.8)

Consolidated KCP&L
Fuel expense	$(0.5)		$(0.7)	$(0.5)		$(0.7)
Income taxes	0.2		0.3	0.2		0.3

OCI	$(0.3)		$(0.4)	$(0.3)		$(0.4)

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

OVERVIEW

Great Plains Energy is a public utility holding company registered with and subject to the regulation of the SEC under the 35 Act. Great Plains Energy does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services. As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

Executing On Strategic Intent

During 2005, the Company has initiated several important steps in executing on its Strategic Intent.

Strategic Energy has continued to move forward with several initiatives to improve marketing and supply procurement. A few examples of initiatives for supply procurement include improving load aggregation strategies and exploring additional commodity hedging strategies. Marketing initiatives underway include exploring new channels for targeting new customers, product innovation and expanded communication with customers.

KCP&L has continued to make progress in implementing its comprehensive energy plan during 2005. In the third quarter of 2005, KCP&L received approvals from the MPSC and KCC on its previously filed agreements regarding its comprehensive energy plan. The agreements were reached between KCP&L, the Commission staffs and certain key parties in the respective jurisdictions. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. These appeals are expected to be decided in 2006. Although subject to these appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

The next steps in the implementation of KCP&L’s comprehensive energy plan are to begin design and construction of the environmental retrofits and the development of the wind project. KCP&L is working closely with public officials on siting the project and anticipates awarding a contract to a wind project developer(s) in the fourth quarter of 2005 for the project, which is targeted for completion in 2006. Agreements are being finalized with Iatan No. 2 partners and the costing and sourcing process for construction of the plant has begun. Iatan No. 2 environmental permitting will continue and remains on track with all air and water permitting expected to be completed by early 2006. Additionally, several demand management efficiency and affordability programs are underway to help customers manage usage and costs.

The following are brief descriptions of the major provisions of the approved agreements.

•	KCP&L will make energy infrastructure investments as detailed in the approved agreements and summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures

		(millions)
Iatan No. 2	Building and owning up to 500 MW of an 800-900 MW coal
	fired plant with an estimated completion date of June 2010	$733
Wind Generation (a)	Installation of 100 MW of wind generation in 2006	131
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53

Total (b) (c)		$1,231

(a) The agreements call for the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.
(b) Includes approximately $17 million of investments related to a substation and transmission lines.
Wind generation includes approximately $2 million of transmission and distribution investment.
The agreement submitted to the MPSC included approximately $43 million for a potential railroad bridge. This amount was removed in the third quarter and is excluded from the total estimated capital expenditures.
(c) These amounts are estimates. Because of the magnitude of these investments and the length of time to implement the comprehensive energy plan, actual expenditures may differ from these estimates.

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

•

KCP&L may sell SO2 emission allowances during the term of the agreements. The sales proceeds will be recorded as a regulatory liability for ratemaking purposes and will be amortized over time. KCP&L is permitted to sell SO2 emission allowances up to $120.0 million or 176,000 allowances. In the third quarter of 2005, KCP&L sold $56.6 million of SO2 emission allowances.

•	KCP&L’s annual pension costs before amounts capitalized, for regulatory purposes, are established at $22 million until 2007 through the creation of a regulatory asset or liability, as appropriate. In the third quarter of 2005, KCP&L reduced pension expense retroactive to January 1, 2005, consistent with the approved agreements. See Note 9 to the consolidated financial statements for additional information.

•

The depreciable life of Wolf Creek for Missouri regulatory purposes has been increased from 40 to 60 years. The Missouri agreement calls for $10.3 million, on an annual jurisdictional basis, of additional amortization expense to be recorded to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life will match the current Kansas regulatory depreciable life. In the third quarter of 2005, KCP&L began recording depreciation and amortization expense in accordance with the approved agreement.

•

The agreements are intended to provide KCP&L with regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and an ability to maintain targeted credit ratios over the five-year term of the agreements.

The agreements provide regulatory clarity on certain items. However, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized and expenses to be recovered. KCP&L projects that, if the cost of the plan is included in rate base, the rate increases to support the five year plan and increasing operating expenses would average approximately 3-4% annually, over the same time period.

The comprehensive energy plan is currently expected to be funded through a mix of sources as detailed in the following table.

Funding Source

Anticipated contribution from rate increases	25%	-	35%
Capital contributions to KCP&L from Great Plains Energy's
proceeds of new equity financing	20%	-	30%
Debt financing	20%	-	30%
Capital contributions to KCP&L from Great Plains Energy's
proceeds of 2004 FELINE PRIDES equity in 2007			13%
Internal funds and other	5%	-	10%

Actual funding sources may differ from this estimated mix and may be affected by various factors, including, but not limited to, the results of the rate proceedings and market conditions.

In July 2005, a new law became effective authorizing the MPSC to approve rate adjustment mechanisms for the pass-through of fuel costs and environmental costs to Missouri regulated utility customers beginning January 1, 2006. In the agreement entered into between KCP&L and the MPSC staff, KCP&L agreed not to utilize any of these mechanisms, outside of a general rate case, through June 2015.

Energy Policy Act of 2005

On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005. The Energy Policy Act of 2005 repeals, effective February 8, 2006, the 35 Act, which places certain limitations and approval requirements on registered public utility holding company systems with respect to matters such as acquisitions, business combinations and activities, securities and affiliate transactions, and provides certain utility customer protection authority to FERC and the states. Among other things, the Energy Policy Act of 2005 also revises PURPA to eliminate mandatory power purchase obligations; requires FERC to provide transmission investment incentives; accelerates depreciation on transmission lines and pollution control equipment; provides for the extension of tax credits for wind energy generation; requires large municipals and cooperatives to provide open transmission access; requires a study of competition in wholesale and retail electricity markets and authorizes the creation of an Electric Reliability Organization to establish and enforce mandatory reliability standards subject to FERC oversight. Management has not yet fully determined its impact on Great Plains Energy and consolidated KCP&L.

KCP&L

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 500,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth annually through increased customer usage and additional customers. Rates charged for electricity are below the national average. KCP&L's wholly owned subsidiary, HSS, sold its wholly owned subsidiary, Worry Free, in February 2005.

FERC Market Power Inquiry

KCP&L is authorized by FERC to sell wholesale power at market-based rates. In December 2004, FERC issued an order finding that KCP&L potentially has generation market power in its own control area and the control area of the Kansas City, Kansas Board of Public Utilities. On October 20, 2005, FERC ruled that KCP&L had successfully rebutted the presumption of market power and terminated the proceeding.

Southwest Power Pool Regional Transmission Organization

Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. See Note 13 to the consolidated financial statements for further information.

Strategic Energy

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy provides competitive retail electricity supply services by entering into contracts with its customers to supply electricity. Strategic Energy does not own any generation, transmission or distribution facilities. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

In addition to competitive retail electricity supply services, Strategic Energy records insignificant wholesale revenues and purchased power expense incidental to the retail services provided. Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets. In the second quarter of 2005, Strategic Energy entered into a contract with a customer for services including load management, administration and billing. Strategic Energy expects to manage 1.0 million MWhs for the customer over a 12-month term, which began in October 2005. Retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) and MWhs in backlog do not reflect incidental wholesale sales or services contracts; however, these activities are expected to have a positive impact on Strategic Energy’s earnings.

Strategic Energy serves approximately 8,900 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy provides competitive electricity supply to approximately 49,300 commercial, institutional and small manufacturing accounts. In response to marketplace trends, Strategic Energy has designed and introduced new products tailored for specific market segments. Strategic Energy offers an array of products, including fixed price, index-based and month-to-month renewal products, designed to meet the various requirements of a diverse customer base in evolving markets. In 2005, customers have responded well to the new product offerings, including 57% of year to date MWh sales attributable to index-based products. These products provide the customers with flexible pricing options to meet their full requirements energy needs.

Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates, for the three months ended and year to date September 30, 2005, was 39% and 65%, respectively. The corresponding volume-based customer retention rates including month-to-month customers on market-based rates were 79% and 81%, respectively. MWhs delivered in 2005 are projected to range from 17.5 to 21.0 million. Strategic Energy currently expects the retail gross margin per MWh on new customer contracts entered into in 2005 to average from $2.50 to $4.00 and retail gross margin per MWh delivered in 2005 to average $4.50 to $5.20.

Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 4.1 million for the remainder of 2005 and 7.5 million and 2.5 million for 2006 and 2007, respectively. Although backlog is diminishing as customers move to shorter-term products, MWh deliveries remain fairly steady, considering seasonality. In some markets, wholesale power prices in 2005 have continued to rise faster than host utility rates. In markets where this occurs, the savings competitive suppliers can offer to customers are reduced or in some markets are unavailable. Additionally, in those markets where wholesale power prices are lower than host utility rates, Strategic Energy continues to face strong competition from other competitive suppliers.

Seams Elimination Charge Adjustment

SECA is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM and the MISO during a 16-month transition period from December 1, 2004, through March 31, 2006. See Note 13 to the consolidated financial statements for further information regarding SECA and the impact on Strategic Energy.

California

The 1996 California Assembly Bill 1890 restructured the California electricity industry and provided for the right of Direct Access. Direct Access permits customers to buy their power from an electric service provider (ESP), such as Strategic Energy, instead of from an investor owned utility (IOU). On September 20, 2001, the California Public Utility Commission (CPUC) issued a ruling suspending Direct Access for customers not already on Direct Access. A referendum entitled “The Repeal of Electricity Deregulation and Black-out Prevention Act” and backed by The Utility Reform Network will appear on the ballot in a California special election in November 2005. The referendum allows existing Direct Access customers to continue to receive service from an ESP, but prohibits their return to Direct Access if they moved to bundled service for a period of time. The referendum also proposes to change the role of the CPUC, retroactively sets renewable energy requirements and requires an ESP to be subject to potential regulation by the CPUC and have to seek procurement and rate approval through future rate proceedings. The Independent Energy Producers (IEP) filed a legal challenge based in part on the constitutionality of the referendum. The California Supreme Court issued an Order allowing the referendum to be placed on the ballot with the right to retain jurisdiction and address the constitutional issues after the election. The passage of this initiative could undermine ongoing efforts to lift the existing suspension of Direct Access.

Texas

During the third quarter of 2005, the Public Utility Commission of Texas (Texas PUC) opened a project to review rules related to the Price-to-Beat (PTB) and Provider of Last Resort. Should the Texas PUC change the current PTB mechanism to one that is less reflective of market-based rates, the change could have an impact on this competitive market and Strategic Energy’s prospects for growth in Texas.

RELATED PARTY TRANSACTIONS

See Note 11 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$782.9	$714.8	$1,959.7	$1,869.8
Fuel	(73.9)	(52.2)	(160.2)	(135.1)
Purchased power	(414.8)	(372.9)	(1,059.8)	(974.5)
Other operating expenses	(126.9)	(126.8)	(393.4)	(378.5)
Depreciation and amortization	(38.4)	(38.0)	(114.5)	(112.1)
Gain (loss) on property	(3.4)	0.6	(1.9)	0.8

Operating income	125.5	125.5	229.9	270.4
Non-operating income (expenses)	(1.1)	(5.1)	(0.3)	(8.7)
Interest charges	(17.9)	(18.0)	(53.8)	(55.3)
Income taxes	(17.3)	(35.2)	(32.4)	(67.3)
Minority interest in subsidiaries	-	1.2	(7.8)	0.8
Loss from equity investments	(0.1)	(0.5)	(0.8)	(1.1)

Income from continuing operations	89.1	67.9	134.8	138.8
Discontinued operations	1.8	8.0	(1.8)	6.0

Net income	90.9	75.9	133.0	144.8
Preferred dividends	(0.5)	(0.4)	(1.3)	(1.2)

Earnings available for common shareholders	$90.4	$75.5	$131.7	$143.6

Great Plains Energy’s earnings in the three months ended September 30, 2005, detailed in the following table, increased to $90.4 million, or $1.21 per share, from $75.5 million, or $1.02 per share, compared to the same period of 2004.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Three Months Ended September 30	2005	2004	2005	2004

	(millions)
KCP&L	$69.1	$64.2	$0.92	$0.86
Subsidiary operations	(0.2)	(0.3)	-	-

Consolidated KCP&L	68.9	63.9	0.92	0.86
Strategic Energy	18.1	13.4	0.24	0.18
Other non-regulated operations	2.1	(9.4)	0.03	(0.13)
Discontinued operations (KLT Gas)	1.8	8.0	0.02	0.11
Preferred dividends	(0.5)	(0.4)	-	-

Total	$90.4	$75.5	$1.21	$1.02

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains
Energy's assets and liabilities as a whole.

Great Plains Energy’s earnings year to date September 30, 2005, detailed in the following table, decreased to $131.7 million, or $1.77 per share, from $143.6 million, or $2.02 per share, compared to the same period of 2004. Higher average shares outstanding, as a result of the June 2004 equity offering of 5.0 million shares, decreased year to date 2005 EPS $0.09.

			Earnings (loss) per Great
	Earnings (loss)		Plains Energy Share

Year to Date September 30	2005	2004	2005	2004

	(millions)
KCP&L	$109.0	$118.4	$1.46	$1.66
Subsidiary operations	(0.8)	(1.0)	(0.01)	(0.01)

Consolidated KCP&L	108.2	117.4	1.45	1.65
Strategic Energy	34.6	32.0	0.46	0.45
Other non-regulated operations	(8.0)	(10.6)	(0.10)	(0.15)
Discontinued operations (KLT Gas)	(1.8)	6.0	(0.02)	0.09
Preferred dividends	(1.3)	(1.2)	(0.02)	(0.02)

Total	$131.7	$143.6	$1.77	$2.02

The earnings per share of any segment does not represent a direct legal interest in the asset and liabilities allocated to any one segment but rather represents a direct equity interest in Great Plains
Energy’s assets and liabilities as a whole.

Scheduled and forced plant maintenance for the three months ended and year to date September 30, 2005, compared to the same periods of 2004, continued to have an impact on earnings at KCP&L. Retail revenues increased as a result of significantly warmer summer weather in 2005 compared to an unusually mild summer last year; however, year to date the increase was more than offset by decreased wholesale revenues driven by lower MWhs generated primarily due to plant maintenance outages and additional retail load. Fuel expense increased primarily due to changes in the fuel mix to higher cost generation, higher natural gas prices and increased coal and coal transportation costs. Higher other operating expenses were partially offset by the regulatory accounting treatment of pension expense. Favorable changes to the 2005 composite tax rates also contributed to net income.

Strategic Energy’s average retail gross margins were negatively impacted by a continuing environment of higher energy prices and forward electricity prices and the roll-off of older, higher margin contracts. MWhs delivered decreased 5% to 5.4 million for the three months ended and remained unchanged at 15.2 million year to date September 30, 2005, compared to the same periods of 2004. SECA charges in excess of recoveries and higher tax expenses decreased net income. These decreases were more than offset by the net changes in the fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness.

Higher reductions in affordable housing limited partnerships decreased other non-regulated operations earnings $5.1 million year to date September 30, 2005, compared to the same period of 2004. Lower other non-regulated income taxes of $7.4 million for the three months ended and $5.6 million year to date September 30, 2005, increased earnings primarily due to the net release of $5.0 million in tax reserves and the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement. Discontinued operations for the three months ended and year to date September 30, 2004, reflects a gain of $8.6 million on the sale of the majority of the KLT Gas portfolio. This gain was partially offset by year to date losses of $1.4 million from the wind down operations and a loss of $1.2 million due to the write down of the KLT Gas portfolio to its estimated net realizable value. See Note 7 to the consolidated financial statements for information regarding the discontinued operations.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$353.0	$323.7	$858.4	$845.7
Fuel	(73.9)	(52.2)	(160.2)	(135.1)
Purchased power	(28.3)	(14.0)	(56.6)	(43.8)
Other operating expenses	(110.4)	(110.3)	(345.0)	(329.5)
Depreciation and amortization	(36.7)	(36.5)	(109.8)	(108.8)
Gain (loss) on property	(3.6)	0.6	(3.1)	0.8

Operating income	100.1	111.3	183.7	229.3
Non-operating income (expenses)	0.4	(0.8)	9.4	(2.0)
Interest charges	(15.0)	(15.3)	(45.1)	(49.7)
Income taxes	(16.6)	(32.6)	(32.0)	(64.0)
Minority interest in subsidiaries	-	1.3	(7.8)	3.8

Net income	$68.9	$63.9	$108.2	$117.4

Consolidated KCP&L’s net income increased $5.0 million for the three months ended September 30, 2005, compared to the same period of 2004. Retail revenues increased as a result of significantly warmer summer weather in 2005 compared to an unusually mild summer last year. Fuel expense increased despite lower generation due to changes in the fuel mix to higher cost generation, increased natural gas prices and increased coal and coal transportation costs. Purchased power expenses increased due to higher average prices per MWh resulting from higher natural gas prices, more purchases during higher priced peak hours as a result of plant outages, warmer weather and coal conservation in the region. Lower income tax expense contributed to net income reflecting lower taxable income and a decrease in the 2005 composite tax rates.

Consolidated KCP&L’s net income decreased $9.2 million year to date September 30, 2005, compared to the same period of 2004. Retail revenues increased as a result of significantly warmer summer weather in 2005 compared to an unusually mild summer last year; however, the increase was more than offset by decreased wholesale revenues. Lower wholesale revenues were driven primarily by the increase in retail load and lower MWhs generated attributable to forced and scheduled outages. Fuel expense increased primarily due to changes in the fuel mix to higher cost generation, increased natural gas prices and increased coal and coal transportation costs. Purchased power expenses increased due to higher average prices per MWh resulting from more purchases during higher priced peak hours as a result of warmer weather, scheduled and forced plant outages and overall higher average prices due to higher natural gas prices combined with transmission constraints, coal conservation and outages in the region. Higher other operating expenses were partially offset by the regulatory accounting treatment of pension expense. The decreases were partially offset by lower income taxes reflecting lower taxable income and a decrease in the 2005 composite tax rates.

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2005	2004	Change	2005	2004	Change

Retail revenues	(millions)			(millions)
Residential	$139.6	$114.4	22	$304.6	$276.2	10
Commercial	138.3	133.0	4	341.3	330.7	3
Industrial	29.6	28.4	4	78.7	74.7	5
Other retail revenues	2.0	2.2	2	6.3	6.3	2

Total retail	309.5	278.0	11	730.9	687.9	6
Wholesale revenues	39.3	40.4	(3)	115.7	144.0	(20)
Other revenues	4.2	4.9	(14)	11.7	12.6	(7)

KCP&L electric revenues	353.0	323.3	9	858.3	844.5	2
Subsidiary revenues	-	0.4	(100)	0.1	1.2	(91)

Consolidated KCP&L revenues	$353.0	$323.7	9	$858.4	$845.7	2

	Three Months Ended			Year to Date
	September 30%			September 30%
	2005	2004	Change	2005	2004	Change

Retail MWh sales	(thousands)			(thousands)
Residential	1,770	1,440	23	4,173	3,799	10
Commercial	2,116	1,977	7	5,577	5,354	4
Industrial	602	564	7	1,660	1,571	6
Other retail MWh sales	20	20	2	60	59	2

Total retail	4,508	4,001	13	11,470	10,783	6
Wholesale MWh sales	918	1,457	(37)	3,166	4,801	(34)

KCP&L electric MWh sales	5,426	5,458	(1)	14,636	15,584	(6)

Retail revenues increased $31.5 million for the three months ended and $43.0 million year to date September 30, 2005, compared to the same periods of 2004. The increases were driven by significantly warmer summer weather in 2005 compared to an unusually mild summer in 2004 and continued load growth of approximately 2% year to date, adjusted for weather. Load growth consists of higher usage per customer and the addition of new customers. Weather most significantly affects residential customers’ usage patterns. Residential usage per customer increased 22% for the three months ended September 30, 2005, driven by a 54% increase in cooling degree-days. Additionally, residential usage per customer increased 13% for the month of June 2005 compared to June 2004 driven by a 79% increase in cooling degree-days, which impacted year to date September 30, 2005.

Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. Wholesale revenues decreased $1.1 million for the three months ended and $28.3 million year to date September 30, 2005, compared to the same periods of 2004 due to decreased MWhs sold. Significant decreases in MWhs sold were driven by scheduled and forced plant outages, which decreased net MWhs generated 3% for the three months ended and 6% year to date. Additionally, retail MWh sales increased 13% for the three months ended and 6% year to date September 30, 2005, compared to the same periods of 2004, which resulted in less MWhs available for wholesale sales. The effect on wholesale revenues of the decreased MWhs sold was mostly offset by an increase in average market price per MWh for the three months ended to $50.86, almost double the comparable 2004 prices. Year to date, average market prices per MWh increased 33% to $40.18, which partially offset the volume variance. The higher average prices per MWh were primarily due to warmer summer weather in 2005, higher natural gas prices and coal conservation in the region.

KCP&L’s coal base load equivalent availability factor decreased to 82% for the three months ended and 80% year to date September 30, 2005, from 91% and 84%, respectively, for the same periods of 2004 reflecting scheduled and forced plant outages. Wolf Creek’s availability was approximately 20% lower year to date mostly due to its scheduled spring 2005 refueling outage. See MWhs generated by fuel type table and outage discussion below.

Consolidated KCP&L Fuel and Purchased Power

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its baseload capacity and over a three-year period averages over 20% of KCP&L’s MWhs generated. KCP&L expects its cost of nuclear fuel to remain relatively stable through the year 2009. Replacement power costs for scheduled Wolf Creek outages are accrued evenly over the unit’s 18-month operating cycle.

Since the third quarter of 2004, rail companies have been experiencing longer cycle times for coal deliveries to utilities across the country. In May 2005, western rail service further deteriorated as a result of two train derailments that occurred on the primary rail line serving the Powder River Basin (PRB). Maintenance to repair significant sections of track on this rail line is underway and must be completed before normal train operations from the PRB can resume. The rail companies indicate that the track maintenance will likely continue through November 2005 and PRB deliveries will be reduced by 15% to 20% until that time. This affects all users of PRB coal. Approximately 98% of KCP&L’s coal requirements come from the PRB and originate on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which have been affected by the current rail situation. As a result, KCP&L coal inventories are below desired levels. In response to reduced inventory levels, KCP&L has implemented modest coal conservation measures by reducing coal generation. Less MWhs available to sell in the wholesale market are anticipated over the fourth quarter of 2005 as these strategies continue to be implemented; however, given the widespread nature of the rail service issues, increases in wholesale prices are partially compensating for lost MWh sales, which is consistent with wholesale energy prices experienced in the third quarter. Currently, management does not anticipate a material impact on KCP&L’s financial results; however, management cannot predict with certainty the impact of the situation and actual results could be materially different. Management is monitoring the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply to our native load and firm requirements customers.

The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can change the fuel cost per MWh generated substantially. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

In August 2005, Hawthorn No. 5’s generator step-up transformer (GSU) failed, which resulted in a 32- day outage. A spare GSU was installed in September; however, the size of the spare GSU limits the output of the unit to net 500 MW. The 65 MW decrease in Hawthorn No. 5 capability will continue until a new transformer is installed, currently expected in June 2006. The 176 MW Montrose Unit No. 3 GSU failed in late May 2005. KCP&L is leasing a spare GSU until the failed GSU is repaired and installed in the fourth quarter of 2005. The outage to install the repaired GSU is expected to be completed in 11 days. No other outages are scheduled in the fourth quarter of 2005.

KCP&L Net MWhs Generated by Fuel Type

	Three Months Ended			Year to Date
	September 30%			September 30%
Fuel	2005	2004	Change	2005	2004	Change

	(thousands)			(thousands)
Coal	3,760	4,189	(10)	11,177	11,733	(5)
Nuclear	1,216	1,170	4	2,910	3,552	(18)
Natural gas and oil	356	123	189	456	157	190

Total Generation	5,332	5,482	(3)	14,543	15,442	(6)

Fuel expense increased $21.7 million for the three months ended and $25.1 million year to date September 30, 2005, compared to the same periods of 2004, due to a combination of changes in the fuel mix to higher cost generation, higher natural gas prices and the cost of coal and coal transportation. The changes in fuel mix were driven by the number and duration of scheduled and forced plant outages as well as by the coal conservation measures. Coal market prices have risen substantially over the past few years. KCP&L entered into its existing coal contracts over time and expiring contracts have been replaced at market prices creating an overall increase in coal costs. Additionally, the coal transportation contracts contain escalation factors, which reflect increases in the cost of providing transportation services. The increases in fuel expense were partially offset by $2.0 million for the three months ended and $9.0 million year to date as a result of less MWhs generated and favorable coal physical inventory adjustments.

Purchased power expense increased $14.3 million for the three months ended September 30, 2005, compared to the same period of 2004. MWhs purchased increased 72% for the three months ended September 30, 2005, to support higher retail sales resulting from warmer weather and 3% lower net generation primarily due to forced plant outages (see the Hawthorn 5 outage description above). The average price per MWh purchased increased 81% for the three months ended September 30, 2005, compared to the same period of 2004. The increased prices were driven by higher natural gas prices, more purchases during higher priced peak hours as a result of plant outages, warmer weather and coal conservation in the region.

Purchased power expense increased $12.8 million year to date September 30, 2005, compared to the same period of 2004. The average price per MWh purchased increased 59% year to date September 30, 2005, compared to the same period of 2004, partially offset by a 1% decline in MWhs purchased year to date. The increased prices were driven by more purchases during higher priced peak hours as a result of scheduled and forced plant outages, warmer weather and overall higher prices due to higher natural gas prices combined with transmission constraints, coal conservation and outages in the region.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)

Consolidated KCP&L's other operating expenses for the three months ended September 30, 2005, were consistent when compared to the same period of 2004, reflecting the following:

•	increased expenses of $1.2 million due to higher legal reserves,
•	increased general taxes of $2.7 million mostly due to increases in gross receipts tax, assessed property valuations and mill levies and

•	increased production operations and maintenance expenses of $3.3 million primarily due to the timing and scope of plant outages and the 2004 reversal of $1.5 million for an environmental accrual.

Partial offsets to these increases in other operating expenses included:

•

decreased pension expense of $7.1 million, including deferral of $5.6 million of expenses recognized in the first half of 2005, due to the regulatory accounting treatment of pension expense retroactive to January 1, 2005, in accordance with the regulatory agreements approved by the MPSC and KCC and

•	decreased transmission service expense of $1.3 million primarily due to lower wholesale MWhs sold.

Consolidated KCP&L's other operating expenses increased $15.5 million year to date September 30, 2005, compared to the same period of 2004, primarily due to the following:

•	increased employee related expenses of $3.4 million including severance and incentive compensation,
•	increased expenses of $2.6 million due to higher legal reserves,
•	increased outside services and regulatory expenses of $1.1 million including expenses related to the comprehensive energy plan,
•	increased general taxes of $4.5 million mostly due to increases in gross receipts tax, assessed property valuations and mill levies,
•	increased expenses of $4.7 million due to higher restoration costs for a January 2005 ice storm and June 2005 wind storms compared to the 2004 wind storm restoration costs and
•	increased production operations and maintenance expenses of $5.6 million primarily due to scheduled and forced plant maintenance in 2005.

Partially offsetting the increase in other operating expenses was:

•	decreased pension expense of $3.9 million primarily due to the regulatory accounting treatment of pension expense in accordance with the regulatory agreements approved by the MPSC and KCC and
•	decreased transmission service expense of $4.6 million primarily due to lower wholesale MWhs sold.

Consolidated KCP&L Gain (loss) on Property

Consolidated KCP&L's gain (loss) on property increased operating expenses $4.2 million for the three months ended and $3.9 million year to date September 30, 2005, compared to the same periods of 2004, due to the write-off of plant operating system development costs as a result of vendor non-performance. See Note 14 to the consolidated financial statements for related legal proceedings.

Consolidated KCP&L Interest Charges

Consolidated KCP&L's interest charges decreased $0.3 million for the three months ended and $4.6 million year to date September 30, 2005, compared to the same periods of 2004. The year to date decrease was primarily due to the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds with proceeds from a Great Plains Energy equity contribution.

Consolidated KCP&L Income Taxes

Consolidated KCP&L's income taxes decreased $16.0 million for the three months ended September 30, 2005, compared to the same period of 2004, reflecting $15.1 million due to the favorable impact of sustained audit positions on the composite tax rates and $4.1 million due to lower taxable income, partially offset by a net $2.8 million decrease in the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement. Income taxes decreased $32.0 million year to date September 30, 2005, compared to the same period of 2004, reflecting $15.9 million due to the favorable impact of sustained audit positions on the composite tax rates and $15.5 million due to lower taxable income. See Note 10 to the consolidated financial statements.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2005	2004	2005	2004

	(millions)
Operating revenues	$429.9	$391.1	$1,101.3	$1,024.1
Purchased power	(386.5)	(358.9)	(1,003.2)	(930.7)
Other operating expenses	(14.3)	(13.5)	(37.6)	(37.7)
Depreciation and amortization	(1.6)	(1.4)	(4.6)	(3.2)

Operating income	27.5	17.3	55.9	52.5
Non-operating income (expenses)	0.7	0.4	1.8	0.7
Interest charges	(0.7)	(0.3)	(2.2)	-
Income taxes	(9.4)	(3.9)	(20.9)	(18.2)
Minority interest in subsidiaries	-	(0.1)	-	(3.0)

Net income	$18.1	$13.4	$34.6	$32.0

Strategic Energy’s net income increased $4.7 million for the three months ended September 30, 2005, and $2.6 million year to date, compared to the same periods of 2004. MWhs delivered decreased 5% to 5.4 million for the three months ended and remained unchanged at 15.2 million year to date September 30, 2005, compared to the same periods of 2004. Relative to prior periods, average retail gross margins were negatively impacted by a continuing environment of higher energy prices and forward electricity prices and the roll-off of older, higher margin contracts. Additionally, both retail gross margin and net income were negatively impacted by SECA charges in excess of recoveries of $1.0 million for the three months ended and $8.2 million year to date September 30, 2005. These decreases were more than offset by the net changes in the fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness.

Net changes in the fair value related to energy contracts increased retail gross margin per MWh $3.36 to $7.85 for the three months ended September 30, 2005, compared to an average retail gross margin of $5.50 for the same period of 2004, which includes $0.77 per MWh due to net changes in the fair value related to energy contracts. The average retail gross margin per MWh year to date September 30, 2005, was $6.30, which includes $1.71 per MWh due to net changes in the fair value related to energy contracts, compared to $6.00, which includes $0.25 per MWh due to net changes in the fair value related to energy contracts, for the same period of 2004.

Strategic Energy Purchased Power

Purchased power is the cost component of Strategic Energy’s average retail gross margin previously discussed. Strategic Energy purchases standard blocks of electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume included in standard blocks of purchased power. Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts and are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $42.4 million for the three months ended and $96.8 million year to date September 30, 2005, compared to $43.2 million and $127.3 million for the same periods of 2004, respectively. Additionally, in certain RTO and Independent System Operator (ISO) markets, load-serving entities are required to sell to and purchase power from the RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to energy contracts that do not qualify for hedge accounting and from hedge ineffectiveness. Purchased power expense was reduced by $18.2 million and $26.0 million for the three months ended and year to date September 30, 2005, due to the net change in fair value related to energy contracts. The reductions for the three months ended and year to date September 30, 2004, were $4.4 million and $3.9 million, respectively. See Note 17 to the consolidated financial statements for more information. Additionally, the cost of supplying electricity to retail customers can vary widely by geographic market. This variability can be affected by many factors, including, but not limited to, geographic differences in the cost per MWh of purchased power, renewable energy requirements and capacity charges due to regional purchased power availability and requirements of other electricity providers and differences in transmission charges.

Strategic Energy Income Taxes

Strategic Energy’s income taxes increased $5.5 million for the three months ended September 30, 2005, compared to the same period of 2004, reflecting $4.3 million due to higher taxable income, a net $2.9 million decrease in the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement partially offset by $2.1 million due to the favorable impact of sustained audit positions on the composite tax rates. Income taxes increased $2.7 million year to date September 30, 2005, compared to the same period of 2004, reflecting $2.2 million due to higher taxable income, a net $2.3 million decrease in the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement partially offset by $2.5 million due to the favorable impact of sustained audit positions on the composite tax rates.

OTHER NON-REGULATED ACTIVITES

Investment in Affordable Housing Limited Partnerships - KLT Investments

KLT Investments Inc.’s (KLT Investments) net income for the three months ended September 30, 2005, totaled $1.9 million (including an after tax reduction of $0.9 million in its affordable housing investment) compared to net income of $1.1 million for the three months ended September 30, 2004 (including an after tax reduction of $2.9 million in its affordable housing investment). KLT Investments’ net income included accrued tax credits of $3.7 million and $4.6 million for the three months ended September 30, 2005 and 2004, respectively. Net income year to date September 30, 2005, totaled $2.4 million (including an after tax reduction of $6.2 million in its affordable housing investment) compared to net income of $7.5 million year to date September 30, 2004 (including an after tax reduction of $4.6 million in its affordable housing investment). KLT Investments’ net income included accrued tax credits of $11.5 million and $13.7 million year to date September 30, 2005 and 2004, respectively.

At September 30, 2005, KLT Investments had $28.4 million in affordable housing limited partnerships. Approximately 59% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $16.2 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $1.4 million for the three months ended and $10.0 million year to date September 30, 2005, compared to $4.7 million and $7.4 million for the three months ended and year to date September 30, 2004, respectively. There are no anticipated pre-tax reductions for the remainder of 2005 and the pre-tax reductions in affordable housing investments are estimated to be $1 million and $2 million for 2006 and 2007, respectively. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, earnings from the investments in affordable housing are expected to be positive for the years 2005 through 2007.

Other Income Taxes

Other income taxes decreased $7.4 million for the three months ended and $5.6 million year to date September 30, 2005, compared to the same periods of 2004, primarily due to the net release of $5.0 million in tax contingency reserves and the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement. The decrease in other income taxes was partially offset by a reduction in KLT Investments affordable housing tax credits discussed above.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (SEPTEMBER 30, 2005 COMPARED TO DECEMBER 31, 2004)

•

Great Plains Energy’s restricted cash and supplier collateral increased $9.8 million due to Strategic Energy’s suppliers increasing cash collateral to cover portions of credit exposure that increased due to higher wholesale electricity prices.

•

Great Plains Energy’s and consolidated KCP&L’s receivables increased $91.2 million and $45.0 million, respectively. KCP&L’s customer accounts receivables increased $39.6 million primarily due to seasonal increases from higher rates and usage and other receivables increased $26.3 million due to increases for SO2 emission allowance sales. Partially offsetting these increases was an $11.9 million decrease in KCP&L’s wholesale receivables due to lower MWhs sold. Strategic Energy’s receivables increased $44.8 million due to the combination of increased MWh deliveries and higher market prices of electricity.

•	Great Plains Energy’s combined deferred income taxes – current asset and deferred income taxes – current liability increased $34.1 million from an asset at December 31, 2004, to a liability of $21.0 million. The change in the fair value of Strategic Energy’s energy related derivative instruments increased the liability $28.2 million. Consolidated KCP&L’s deferred income taxes – current asset decreased $6.2 million primarily due to a lower nuclear fuel outage reserve resulting from the completion of the scheduled spring 2005 refueling outage. Consolidated KCP&L’s deferred income taxes – current asset were reclassified to a current liability during consolidation with Great Plains Energy.

•

Great Plains Energy’s and consolidated KCP&L’s derivative instruments – current assets increased $86.4 million and $5.8 million, respectively. Consolidated KCP&L’s derivative instruments – current assets reflects the fair value of the T-Lock, which was entered into in June 2005. Strategic Energy’s energy related derivative instruments increased $80.6 million due to an increase in fair value as a result of changes in forward market prices for power.

•	Great Plains Energy’s affordable housing limited partnerships decreased $12.9 million due to reductions in the valuation of the properties held by KLT Investments.
•

Great Plains Energy’s and consolidated KCP&L’s other – nonutility property and investments decreased $13.9 million and $11.5 million, respectively, primarily due to KCP&L receiving a return of its investment from the Central Interstate Low Level Radioactive Waste Compact Commission.

•

Great Plains Energy’s and consolidated KCP&L’s regulatory assets increased $15.9 million primarily due to the regulatory accounting treatment for pension expense in accordance with the regulatory agreements approved by the MPSC and KCC.

•

Great Plains Energy’s derivative instruments – deferred charges and other assets increased $28.3 million due to a $29.0 million increase in Strategic Energy’s energy related derivative instruments due to an increase in fair value as a result of changes in forward market prices for power.

•

Great Plains Energy’s other – deferred charges and other assets decreased $4.2 million. Consolidated KCP&L’s other – deferred charges and other assets increased $7.5 million primarily due to a reclass from accrued taxes of an $8.8 million income tax refund receivable that management expects to be delayed until the related IRS audit cycle can be completed. This increases was more than offset at Great Plains Energy by IEC’s amortization of $11.2 million for the intangible assets related to the purchase of Strategic Energy.

•

Great Plains Energy’s and consolidated KCP&L’s EIRR bonds classified as current decreased $85.9 million due to KCP&L redeeming the bonds and issuing new Series 2005 EIRR bonds of $85.9 million. The new EIRR bonds are classified as long-term debt.

•

Great Plains Energy’s and consolidated KCP&L’s accrued taxes increased $65.5 million and $77.1 million, respectively. Consolidated KCP&L’s accrued taxes increased $62.9 million due to the timing of tax payments and sales of SO2 emission allowances. KCP&L’s income taxes also increased due to a reclass of an $8.8 million income tax refund receivable to other deferred charges and other assets. These increases were partially offset by an $8.1 million decrease in accrued taxes due to the payment of accrued gross receipts taxes, settlement of state audits and the reversal of a reserve related to these audits and a reclass of KLT Investments affordable housing tax credits from deferred taxes – deferred credits and other liabilities.

•

Great Plains Energy’s and consolidated KCP&L’s deferred income taxes – deferred credits and other liabilities decreased $15.6 million and $33.2 million, respectively, primarily due to KCP&L’s lower composite tax rates of $12.0 million and $21.3 million related to sales of SO2 emission allowances. These decreases were partially offset by a $12.0 million reclass of KLT Investments affordable housing tax credits to accrued taxes.

•

Great Plains Energy’s and consolidated KCP&L’s regulatory liabilities increased $59.2 million primarily due to KCP&L’s regulatory treatment of SO2 emission allowance sales totaling $56.6 million. See note 13 to the consolidated financial statements.

•

Great Plains Energy’s and consolidated KCP&L’s derivative instruments - deferred credits and other liabilities increased $6.0 million and $2.2 million, respectively, due to a change in the fair market value of KCP&L’s interest rate swap on its 1998 Series A, B and D EIRR bonds and a $3.8 million increase in Strategic Energy’s energy related derivative instruments due to an increase in fair value as a result of changes in forward market prices for power.

•

Great Plains Energy’s accumulated other comprehensive income (loss) increased $41.4 million from a loss of $41.0 million at December 31, 2004 to income of $0.4 million, primarily due to the increase in fair value of Strategic Energy’s energy related derivative instruments as a result of changes in forward market prices for power.

•

Great Plains Energy’s and consolidated KCP&L’s long-term debt decreased $62.9 million and $62.1 million, respectively, primarily due to KCP&L’s decision to exercise its early termination option and the $145.3 million redemption of debt related to the buyout of the Combustion Turbine Synthetic Lease partially offset by an $85.9 million increase due to the issuance of Series 2005 EIRR bonds.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the issuance of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities and credit support provided to Strategic Energy. These items as well as additional cash and capital requirements for the companies that have significantly changed from the levels disclosed in the companies’ 2004 Form 10-K are discussed below.

Great Plains Energy's liquid resources at September 30, 2005, consisted of $58.4 million of cash and cash equivalents on hand, including $0.8 million at consolidated KCP&L, and $766.8 million of unused bank lines of credit. The unused lines consisted of $236.4 million from KCP&L's revolving credit facility, $44.7 million from Strategic Energy’s revolving credit facility and $485.7 million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements. In October 2005, Great Plains energy’s liquid resources decreased $9.3 million due to the issuance of letters of credit totaling $16.2 million under Great Plains Energy’s revolving credit facility and $6.7 million under Strategic Energy’s revolving credit facility partially offset by the repayment of KCP&L’s $13.6 million of commercial paper with cash from operations.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding new generating capacity and environmental compliance on existing generating units), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally generated funds. However, it might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

Cash Flows From Operations

Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. Cash flows from operating activities for Great Plains Energy and consolidated KCP&L decreased year to date September 30, 2005, compared to the same period of 2004. KCP&L’s net income after consideration of non–cash items decreased primarily due to the impact of scheduled and forced plant outages on wholesale revenues and fuel and purchased power expenses. The decreases were mostly offset by non–cash items primarily tax benefits resulting from the change in composite tax rates. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Additionally, Great Plains Energy’s cash flows from operations reflects Strategic Energy’s net income, which includes a net non-cash favorable impact of $22.1 million related to changes in the fair value of energy contracts.

Investing Activities

Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries. Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $123.5 million and $128.3 million, respectively, year to date September 30, 2005, compared to the same period of 2004 primarily due to KCP&L exercising its early termination option in the Combustion Turbine Synthetic Lease and the subsequent $154.0 million purchase of the leased property partially offset by the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004. The increases in capital expenditures were partially offset by KCP&L’s sales of SO2 emission allowances during 2005 resulting in proceeds of $31.0 million year to date September 30, 2005. In 2005, KCP&L received $10.0 million of insurance recoveries related to Hawthorn No. 5 compared to $30.8 million received in 2004. In 2004, the Company paid approximately $90 million to acquire an additional indirect interest in Strategic Energy.

Financing Activities

The change in Great Plains Energy’s and Consolidated KCP&L’s cash flows from financing activities year to date September 30, 2005, compared to the same period of 2004 reflects KCP&L’s retirement of $54.5 million of its medium-term notes and its redemption of $154.6 million of 8.3% Junior Subordinated Deferred Interest Bonds from KCPL Financing I during 2004. KCPL Financing I used those proceeds to redeem the $4.6 million common securities held by KCP&L and the $150.0 million of 8.3% Trust Preferred Securities. These 2004 financing activities at consolidated KCP&L were offset by a $150.0 million equity contribution from Great Plains Energy. Great Plains Energy’s 2004 financing activities reflect proceeds of $150.0 million from the June 2004 issuance of 5.0 million shares of common stock at $30 per share and proceeds of $163.6 million from the issuance of 6.5 million FELINE PRIDES. Fees related to these issuances were $10.2 million.

As a registered public utility holding company, Great Plains Energy must receive authorization from the SEC under the 35 Act to issue securities. Great Plains Energy is currently authorized to issue up to $1.2 billion of debt and equity through December 31, 2005. Under the 35 Act repeal provisions of the Energy Policy Act of 2005, Great Plains Energy’s current 35 Act authorizations will continue to be effective until the repeal date of the 35 Act. Great Plains Energy has utilized $714.3 million of this amount at September 30, 2005, which is a $4.3 million increase from the $710.0 million at December 31, 2004, detailed in the Company’s 2004 Form 10-K. This increase was due to common stock issuances of $4.3 million and $5.8 million under the Company’s Long-Term Incentive Plan and Dividend Reinvestment and Direct Stock Purchase Plan, respectively, mostly offset by a $5.8 million decrease in the outstanding balance on Great Plains Energy's revolving credit facility.

During the second and fourth quarters of 2005, KCP&L entered into T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of long-term debt that KCP&L plans to issue during the fourth quarter of 2005. The T-Locks will be settled simultaneously with the issuance of the long-term fixed rate debt and are accounted for as cash flow hedges. See the Cash Flow Hedges - Treasury Lock discussion in Note 17 to the consolidated financial statements for additional information regarding the accounting treatment.

During the third quarter of 2005, KCP&L entered into a revolving agreement to sell all of its retail electric accounts receivable to Receivables Company, which sold an undivided percentage ownership interest in the accounts receivable to an outside investor. Receivables Company received $70 million in cash from the outside investor, which was forwarded to KCP&L as consideration for its sale. KCP&L’s accounts receivable agreement is an additional source of liquidity with an all-in borrowing cost generally equal to or lower than KCP&L’s other sources of short-term borrowings including the revolving credit facility and commercial paper. See Note 5 to the consolidated financial statements for additional information.

Under its current SEC authorization, Great Plains Energy cannot issue securities other than common stock unless (i) the security to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade by one nationally recognized statistical rating organization, and (iii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of September 30, 2005.

KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In June 2004, the MPSC authorized KCP&L to issue up to $600 million of long-term debt through March 31, 2006. The authorization contains the following conditions, among others: (i) no more than $150.0 million of the authorized debt can be used for purposes other than refinancing existing securities and (ii) the proceeds of the authorized debt must be used exclusively for the benefit of KCP&L’s regulated operations. In June 2005, KCP&L filed an application with the MPSC for authority to issue up to $635 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2009, which was approved on November 3, 2005.

Issuances of short-term debt by KCP&L are subject to SEC authorization under the 35 Act. Under the current authorization, KCP&L may issue and have outstanding at any given time up to $500 million of short-term debt. Under this authorization, KCP&L cannot issue short-term debt (other than commercial paper or short-term bank facilities) unless (i) the short-term debt to be issued, if rated, is rated investment grade by one nationally recognized statistical rating organization, (ii) all of its outstanding securities that are rated are rated investment grade by one nationally recognized statistical rating organization, (iii) all of the outstanding rated securities of Great Plains Energy (except preferred stock) are rated investment grade and (iv) Great Plains Energy and KCP&L have maintained common equity as a percentage of consolidated capitalization (as reflected on their consolidated balance sheets as of the end of each quarter) of at least 30%. KCP&L was in compliance with these conditions as of September 30, 2005. During the fourth quarter of 2005, KCP&L applied to FERC for authorization to issue up to $300.0 million in outstanding short-term debt instruments for a two-year period beginning on the expiration of the 35 Act.

During the third quarter of 2005, KCP&L redeemed its secured 1994 series EIRR bonds totaling $35.9 million by issuing secured EIRR Bonds Series 2005 also totaling $35.9 million; $14.0 million at a fixed rate of 4.05% until maturity at March 1, 2015, and $21.9 million at a fixed rate of 4.65% until maturity at September 1, 2035. KCP&L also redeemed its unsecured Series C EIRR bonds totaling $50.0 million by issuing unsecured EIRR Bonds Series 2005 also totaling $50.0 million at a fixed rate of 4.65% until maturity at September 1, 2035. The previous interest rate periods on these two series, with interest rates of 2.25% and 2.38%, respectively, expired on August 31, 2005. Both of the redeemed series were classified as current liabilities at December 31, 2004. Both of the new EIRR Bonds Series 2005 are covered by municipal bond insurance policies issued by XL Capital Assurance Inc. (XLCA). The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At September 30, 2005, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

Debt Agreements

Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. The facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At September 30, 2005, the Company was in compliance with this covenant. At September 30, 2005, Great Plains Energy had no outstanding borrowings and had issued letters of credit totaling $22.2 million under the credit facility as credit support for Strategic Energy. At September 30, 2005, Great Plains Energy had $485.7 million available under this facility due to limitations under its 35 Act authorization.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009 to provide support for its issuance of commercial paper and other general purposes. The facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At September 30, 2005, KCP&L was in compliance with this covenant.

At September 30, 2005, KCP&L had $13.6 million of commercial paper outstanding and no cash borrowings under the facility. The weighted-average interest rate of the commercial paper was 3.95%.

Strategic Energy has a $125 million revolving credit facility with a group of banks that expires in June 2007. Great Plains Energy has guaranteed $25.0 million of this facility. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $62.5 million, a maximum funded indebtedness to EBITDA ratio of 2.25 to 1.00, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At September 30, 2005, Strategic Energy was in compliance with these covenants. At September 30, 2005, $80.3 million in letters of credit had been issued and there were no cash borrowings under the agreement, leaving $44.7 million of capacity available for loans and additional letters of credit.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At September 30, 2005, KLT Investments had $3.3 million in outstanding notes, including current maturities.

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

Pensions

The Company maintains defined benefit plans for substantially all employees, including officers, of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. Plans are funded to meet the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when financially appropriate.

The Company expects to contribute $14.7 million to the plans in 2005, of which KCP&L is required to contribute $4.7 million to meet the ERISA minimum funding requirements. During 2005, the Company has contributed $13.7 million including $10.0 million contributed during the third quarter to ensure the accumulated benefit obligation for the Great Plains Energy management pension plan is fully funded. KCP&L has contributed $13.0 million to the pension plans during 2005 and is required to fund the remaining $1.0 million before December 31, 2005.

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

Supplemental Capital Requirements and Liquidity Information

Great Plains Energy’s and consolidated KCP&L’s contractual obligations were relatively unchanged at September 30, 2005, compared to December 31, 2004. Strategic Energy has entered into agreements to purchase electricity at various prices to meet estimated supply requirements. Commitments at September 30, 2005, under these agreements total $543.9 million through 2010. Commitments for the remainder of 2005 total $178.0 million and for the years 2006 through 2010 total $246.6 million, $91.1 million, $20.0 million, $4.5 million and $3.7 million, respectively.

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

As a registered public utility holding company system, Great Plains Energy must receive authorization from the SEC, under the 35 Act, to issue guarantees on behalf of its subsidiaries. Under its current SEC authorization, guarantees cannot be issued unless (i) all of its outstanding securities that are rated (except for its preferred stock) are rated investment grade and (ii) it has maintained common equity as a percentage of consolidated capitalization (as reflected on its consolidated balance sheets as of the end of each quarter) of at least 30%. Great Plains Energy was in compliance with these conditions as of September 30, 2005. Great Plains Energy is currently authorized to issue up to $600 million of guarantees on behalf of its subsidiaries and the nonutility subsidiaries have $300 million of authorization for guarantees they can issue on behalf of other nonutility subsidiaries. The nonutility subsidiaries cannot issue guarantees unless Great Plains Energy is in compliance with its conditions to issue guarantees.

Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at September 30, 2005, compared to December 31, 2004.

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

Strategic Energy enters into forward contracts with multiple suppliers. At September 30, 2005, Strategic Energy’s five largest suppliers under forward supply contracts represented 75% of the total future committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade; and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk is further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. Strategic Energy’s results of operations could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent that the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following table provides information on Strategic Energy’s credit exposure to suppliers, net of collateral, as of September 30, 2005. It further delineates the exposure by the credit rating of counterparties and provides guidance on the concentration of credit risk and an indication of the maturity of the credit risk by credit rating of the counterparties.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure

External rating	(millions)				(millions)
Investment Grade	$336.0	$127.5	$208.5	4	$153.3
Non–Investment Grade	56.1	47.6	8.5	-	-
Internal rating
Investment Grade	9.2	-	9.2	-	-
Non–Investment Grade	27.3	15.8	11.5	-	-

Total	$428.6	$190.9	$237.7	4	$153.3

	Maturity Of Credit Risk Exposure Before Credit Collateral

			Exposure
	Less Than		Greater Than
Rating	2 Years	2 – 5 Years	5 Years	Total Exposure

External rating	(millions)
Investment Grade	$326.7	$9.3	$-	$336.0
Non–Investment Grade	47.7	7.9	0.5	56.1
Internal rating
Investment Grade	8.9	0.3	-	9.2
Non–Investment Grade	24.9	2.3	0.1	27.3

Total	$408.2	$19.8	$0.6	$428.6

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

Strategic Energy’s total exposure before credit collateral at September 30, 2005, increased $351.7 million from December 31, 2004, primarily due to higher wholesale electricity prices. At September 30, 2005, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $83.4 million, of which 87% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $63.4 million limiting its exposure to these non-investment grade counterparties to $20.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and consolidated KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are discussed elsewhere in this document as well as in the 2004 Form 10-K and therefore are not represented here.

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in our 2004 Form 10-K, incorporated herein by reference. Strategic Energy has historically utilized certain derivative instruments to protect against significant price volatility for purchased power that have qualified for the normal purchase normal sale exception, in accordance with SFAS No. 133, as amended. However, as certain markets continue to develop, some derivative instruments may no longer qualify for the normal purchase normal sale exception. As such, Strategic Energy is designating these derivative instruments as cash flow hedges, which could result in future increased volatility in derivative assets and liabilities, OCI and net income above levels historically experienced. Derivative instruments that were designated as normal purchase normal sale are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the derivative contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges, and the corresponding decrease in derivatives accounted for as normal purchases and normal sales transactions, may affect the timing and nature of accounting recognition, but does not change the underlying economics of the transactions. Otherwise, there have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Great Plains Energy and KCP&L carried out evaluations of their disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2005. These evaluations were conducted under the supervision, and with the participation, of each company’s management, including the chief executive officer and chief financial officer of each company and the companies’ disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy, and the chief executive officer and chief financial officer of KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in Great Plains Energy’s or KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, those companies’ internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KCP&L Stipulations and Agreements

On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The Stipulations and Agreements are discussed in the Executing on Strategic Intent section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference. Parties to the MPSC Stipulation and Agreement are KCP&L, the Staff of the MPSC, the City of Kansas City, Missouri, Office of Public Counsel, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, Missouri Joint Municipal Electric Utility Commission and the Missouri Department of Natural Resources. Parties to the KCC Stipulation and Agreement are KCP&L, the Staff of the KCC, Sprint, Inc. and the Kansas Hospital Association.

The MPSC issued its Report and Order, approving the Stipulation and Agreement, on July 28, 2005, and the KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. On September 22, 2005, the Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, filed a petition for review in the Circuit Court of Cole County, Missouri, seeking to review and set aside the MPSC Report and Order. On October 21, 2005, the Sierra Club filed a petition for review in the District Court of Shawnee County, Kansas, seeking to set aside or remand the KCC order. Although subject to the appeal, the MPSC and KCC orders remain in effect pending the court’s decision. The appeals are expected to be decided by the courts in 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION

On November 1, 2005, Great Plains Energy entered into indemnification agreements with the following directors: David L. Bodde, Mark A. Ernst, William K. Hall, Luis A. Jimenez, William C. Nelson, Linda H. Talbott and Robert H. West. The agreements replaced indemnification agreements these directors had with KCP&L. The agreements provide that Great Plains Energy will indemnify these persons to the fullest extent permitted by law against all expenses, judgments, fines, penalties and settlements arising out of civil, criminal and investigative proceedings concerning any event or occurrence related to the fact that the persons were serving at the request of Great Plains Energy as directors, officers, employees, agents or fiduciaries of Great Plains Energy, or were directors, officers, employees, trustees, agents or fiduciaries of another entity, or by reason of anything done or not done by the directors in such capacities. No indemnification is available under the agreements for conduct that was knowingly fraudulent or deliberately dishonest, or constituted willful misconduct.

ITEM 6. EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document

10.1.a

First Amendment, dated October 6, 2005, to the Credit Agreement dated as of December 15, 2004, among Great Plains Energy Incorporated, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited.

10.1.b	+	Form of Indemnification Agreement.

12.1		Ratio of Earnings to Fixed Charges.

31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.

31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.

32.1		Section 1350 Certifications.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the Securities and Exchange Commission in connection with this document may be obtained from Great Plains Energy upon written request.

Great Plains Energy agrees to furnish to the SEC upon request any instrument with respect to long term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

KCP&L Documents

Exhibit Number		Description of Document

4.2

Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee.

10.2.a

First Amendment, dated October 6, 2005, to the Credit Agreement dated as of December 15, 2004, among Kansas City Power & Light Company, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited.

10.2.b	*

Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.2.c	*

Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

KCP&L agrees to furnish to the SEC upon request any instrument with respect to long term debt as to which the total amount of securities authorized does not exceed 10% of total assets of Great Plains Energy and its subsidiaries on a consolidated basis.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: November 4, 2005	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 4, 2005	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: November 4, 2005	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: November 4, 2005	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)