Form 10-K
period 2005-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2006-03-08
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______to_______

Exact name of registrant as specified in charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
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
	Common Stock without par value
	Income PRIDESSM

Securities registered pursuant to Section 12(g) of the Act.  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Great Plains Energy Incorporated	Yes	X	No			Kansas City Power & Light Company	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Great Plains Energy Incorporated	Yes	X	No			Kansas City Power & Light Company	Yes		No	X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer				X	Accelerated filer	Non-accelerated filer
Kansas City Power & Light Company	Large accelerated filer					Accelerated filer	Non-accelerated filer			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes		No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy
Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2005) was approximately $2,380,255,632. All of the common equity of Kansas City Power & Light Company is held by Great Plains
Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 28, 2006, Great Plains Energy Incorporated had 74,835,687 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of Great Plains Energy Incorporated (based upon the closing price of its common stock on the New York Stock Exchange on February 28, 2006) was approximately
$2,115,604,125. On February 28, 2006, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Documents Incorporated by Reference
Portions of the 2006 Proxy Statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange
Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1	Business	6
Item 1A	Risk Factors	15
Item 1B	Unresolved Staff Comments	20
Item 2	Properties	21
Item 3	Legal Proceedings	22
Item 4	Submission of Matters to a Vote of Security Holders	24
	PART II
Item 5	Market for the Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	24
Item 6	Selected Financial Data	26
Item 7	Management's Discussion and Analysis of Financial Condition
	and Results of Operation	27
Item 7A	Quantitative and Qualitative Disclosures About Market Risks	54
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	57
	Consolidated Balance Sheets	58
	Consolidated Statements of Cash Flows	60
	Consolidated Statements of Common Stock Equity	61
	Consolidated Statements of Comprehensive Income	62
	Kansas City Power & Light Company
	Consolidated Statements of Income	63
	Consolidated Balance Sheets	64
	Consolidated Statements of Cash Flows	66
	Consolidated Statements of Common Stock Equity	67
	Consolidated Statements of Comprehensive Income	68
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	69
Item 9	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	123
Item 9A	Controls and Procedures	123
Item 9B	Other Information	126
	PART III
Item 10	Directors and Executive Officers of the Registrants	126
Item 11	Executive Compensation	129
Item 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	138
Item 13	Certain Relationships and Related Transactions	139
Item 14	Principal Accounting Fees and Services	139
	PART IV
Item 15	Exhibits, Financial Statement Schedules	140

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

Kansas City Power & Light Company is not required to file reports with the Securities and Exchange Commission (SEC) under Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act); however, Kansas City Power & Light Company has continued to file such reports, including this Annual Report on Form 10-K, with the SEC voluntarily and will continue to do so. In addition, Kansas City Power & Light Company may determine to register its common stock under Section 12(g) of the Exchange Act and upon the effectiveness of the registration it will be required to file such reports.

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

This list of factors is not all-inclusive because it is not possible to predict all factors. Item 1A. Risk Factors included in this report should be carefully read for further understanding of potential risks to the companies. Other sections of this report and other periodic reports filed by the companies with the SEC should also be read for more information regarding risk factors.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

ARO	Asset Retirement Obligation
BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
DTI	DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.
EBITDA	Earnings before interest, income taxes, depreciation and amortization
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Gas portfolio	KLT Gas natural gas properties
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Abbreviation or Acronym	Definition

MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SE Holdings	SE Holdings, L.L.C.
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

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

GREAT PLAINS ENERGY
Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•	KCP&L is described below.

•
KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas). See Note 8 to the consolidated financial statements for additional information regarding KLT Gas discontinued operations.

•
Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L.

Great Plains Energy’s wholly owned subsidiary, Great Plains Power Incorporated (GPP), focused on the development of wholesale generation. GPP sold all of its capital assets related to the siting and permitting process for construction of Iatan No. 2, a coal-fired generating plant, to KCP&L, at cost, during 2005. GPP was dissolved in 2005.

Executing On Strategic Intent
For a discussion of the Company’s strategic intent and KCP&L’s comprehensive energy plan, please refer to the Executing On Strategic Intent section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Note 5 to the consolidated financial statements for additional discussion of KCP&L’s comprehensive energy plan.

CONSOLIDATED KCP&L
KCP&L, a Missouri corporation incorporated in 1922, is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L’s wholly owned subsidiary, Home Service Solutions Inc. (HSS), sold its wholly owned subsidiary Worry Free Service, Inc. (Worry Free) in February 2005 and completed the disposition of its interest in R.S. Andrews Enterprises, Inc. (RSAE) in June 2003. After these sales, HSS has no active operations.

Business Segments of Great Plains Energy and KCP&L
Consolidated KCP&L’s sole reportable business segment is KCP&L. Great Plains Energy, through its direct and indirect subsidiaries, has two reportable business segments: KCP&L and Strategic Energy.

For information regarding the revenues, income and assets attributable to the Company's reportable business segments, see Note 17 to the consolidated financial statements. Comparative financial information and discussion regarding the Company’s and KCP&L’s reportable business segments can be found in Item 7. MD&A.

Regulation - General
Regulatory matters affecting KCP&L and Strategic Energy are described below in the discussion on each of these reportable business segments.

Capital Program and Financing
For information on the Company's and KCP&L’s capital program and financial needs, see Item 7. MD&A, Capital Requirements and Liquidity section and Notes 18 and 19 to the consolidated financial statements.

KCP&L
KCP&L, headquartered in Kansas City, Missouri, engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 500,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas. Customers include approximately 440,000 residences, over 55,000 commercial firms, and over 2,200 industrials, municipalities and other electric utilities. KCP&L’s retail revenues averaged approximately 82% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. KCP&L’s total electric revenues averaged approximately 45% of Great Plains Energy’s revenues over the last three years. KCP&L’s income from continuing operations accounted for approximately 88%, 86% and 67% of Great Plains Energy’s income from continuing operations in 2005, 2004 and 2003, respectively.

Regulation
KCP&L is regulated by the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L is classified as a public utility under the Federal Power Act and accordingly, is subject to regulation by the Federal Energy Regulatory Commission (FERC). By virtue of its 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), KCP&L is subject to regulation by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Missouri jurisdictional retail revenues averaged 57% of KCP&L’s total retail revenue over the last three years. Kansas jurisdictional retail revenues averaged 43% of KCP&L’s total retail revenue over the last three years. See Item 7. MD&A, Critical Accounting Policies section and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.

Missouri and Kansas Rate Case Filings
In February 2006, KCP&L filed rate cases with the MPSC and the KCC. For information on these rate cases, see Note 5 to the consolidated financial statements for additional discussion of KCP&L’s comprehensive energy plan.

Southwest Power Pool Regional Transmission Organization
Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. See Note 5 to the consolidated financial statements for further information.

Competition
Missouri and Kansas continue on the fully integrated utility model and no legislation authorizing retail choice has been introduced in Missouri or Kansas for several years. As a result, KCP&L does not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to KCP&L’s customers. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, KCP&L may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.

KCP&L does compete in the wholesale market to sell power in circumstances when power generated is not required for customers in its service territory. KCP&L competes in this regard with other owners of generating stations, principally utilities in its region, on the basis of availability and price. In recent years these wholesale sales have been an important source of revenues to KCP&L.

Power Supply
KCP&L is a member of the Southwest Power Pool, Inc. (SPP) reliability region. As one of the ten regional members of the North American Electric Reliability Council, SPP is responsible for maintaining reliability in its area through coordination of planning and operations. As a member of the SPP, KCP&L is required to maintain a capacity margin of at least 12% of its projected peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

KCP&L’s maximum system net hourly summer peak load of 3,610 MW occurred on August 21, 2003. The maximum winter peak load of 2,563 MW occurred on December 7, 2005. During 2005, the summer peak load was 3,512 MW. The projected peak summer demand for 2006 is 3,595 MW. KCP&L expects to meet its projected capacity requirements for the years 2006 through 2009 with its generation assets and through short-term capacity purchases, additional demand-side management and efficiency programs and the addition of wind generation. As part of its comprehensive energy plan, KCP&L expects to have Iatan No. 2 in service in 2010.

Fuel
The principal sources of fuel for KCP&L’s electric generation are coal and nuclear fuel. KCP&L expects, with normal weather, to satisfy approximately 98% of its 2006 fuel requirements from these sources with the remainder provided by natural gas and oil. The actual 2005 and estimated 2006 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2006	2005	2006	2005
Coal	77%	77%	1.24	1.01
Nuclear	21	21	0.44	0.44
Natural gas and oil	2	2	11.15	8.29
Total Generation	100%	100%	1.22	1.06
(a) Fuel mix based on percent of total MWhs generated.

Less than 1% of KCP&L’s rates contain an automatic fuel adjustment clause. Consequently, to the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing, natural gas or purchased power increase significantly after the expiration of the contracts described in this section, or if KCP&L’s lower fuel cost units do not meet anticipated availability levels, KCP&L’s net income may be adversely affected until the increased cost could be reflected in rates.

Coal
During 2006, KCP&L’s generating units, including jointly owned units, are projected to burn approximately 13.5 million tons of coal. KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. These contracts will satisfy all projected coal requirements for 2006 and 2007 and 84%, 35% and 22% respectively, for 2008 through 2010. The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases. KCP&L has entered into its coal contracts over time at higher average prices affecting coal costs for 2006 and beyond.

KCP&L has also entered into rail transportation contracts with various railroads for moving coal from the PRB to its generating units. These contracts will satisfy approximately all of the projected requirements for 2006 and 2007 and 98%, 78% and 77%, respectively, for 2008 through 2010; however, KCP&L has been experiencing coal delivery issues. Coal transportation costs are expected to increase in 2006 and beyond. See Note 15 to the consolidated financial statements regarding a rate complaint case against Union Pacific Railroad Company. See Item 7. MD&A, KCP&L Business Overview for additional information.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This is a three step process that involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract 100% of the uranium and conversion services needed to operate Wolf Creek through September 2009. The owners also have under contract 100% of the uranium enrichment required to operate Wolf Creek through March 2008. Fabrication requirements are under contract through 2024. Letters of intent have been issued with suppliers for a substantial portion of Wolf Creek’s uranium, conversion and enrichment requirements extending through at least 2017.

All uranium, uranium conversion and uranium enrichment arrangements, as well as the fabrication agreement, have been entered into in the ordinary course of business. However, contraction and consolidation among suppliers of these commodities and services, coupled with increasing worldwide demand and past inventory drawdowns, have introduced some uncertainty as to Wolf Creek's ability to replace some of these contracts in the event of a protracted supply disruption. Great Plains Energy’s management believes this potential problem is common to the nuclear industry. Accordingly, in the event the affected contracts were required to be replaced, Great Plains Energy’s and Wolf Creek's management believes that the industry and government would work together to minimize disruption of the nuclear industry's operations, including Wolf Creek's operations.

See Note 4 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
KCP&L is projecting decreased use of natural gas during 2006 as a result of KCP&L’s projected normal summer weather and fewer plant outages in 2006. KCP&L has hedged approximately 45% of its 2006 projected natural gas usage for generation requirements to serve retail load and firm MWh sales.

Purchased Power
At times, KCP&L purchases power to meet its customers’ needs. Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand. KCP&L’s purchased power, as a percent of MWh requirements, averaged approximately 5% for 2005, 2004 and 2003.

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

STRATEGIC ENERGY
Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas. In addition to competitive retail electricity supply services, Strategic Energy records insignificant wholesale revenues and purchased power expense incidental to the retail services provided. Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets.

Strategic Energy provides services to approximately 51,000 commercial, institutional and small manufacturing accounts for approximately 10,300 customers including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy’s projected MWh deliveries for 2006 based on signed contracts and expected additional MWh contracts and deliveries are in the range of 16 to 18 million MWhs. Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 10.4 million, 4.3 million and 2.3 million for the years 2006 through 2008, respectively.

Strategic Energy’s revenues averaged approximately 55% of Great Plains Energy’s revenues over the last three years. Strategic Energy’s net income accounted for approximately 17%, 24% and 21% of Great Plains Energy’s income from continuing operations in 2005, 2004 and 2003, respectively.

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

Power Supply
Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy purchases blocks of electricity from power suppliers based on forecasted peak demand for its retail customers. Management believes it will have adequate access to energy in the markets it serves.

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

Texas
During 2005, the Public Utility Commission of Texas (Texas PUC) opened a project to review rules related to the Price-to-Beat (PTB) and Provider of Last Resort. Should the Texas PUC change the current PTB mechanism to one that is less reflective of market-based rates, the change could have an impact on this competitive market and Strategic Energy’s prospects for growth in Texas.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection (PJM) and the Midwest Independent Transmission System Operator, Inc. (MISO) during a 16-month transition period from December 1, 2004, through March 31, 2006. See Note 5 to the consolidated financial statements for further information regarding SECA.

Transmission
In many markets, RTOs/ISOs manage the power flows, maintain reliability and administer transmission access for the electric transmission grid in a defined region. RTOs/ISOs coordinate and monitor communications among the generator, distributor and retail electricity provider. Additionally, RTOs/ISOs manage the real-time electricity supply and demand, and direct the energy flow. Through these activities RTOs/ISOs maintain a reliable energy supply within their region.

As a competitive retail electricity supplier, Strategic Energy must register with each RTO/ISO in order to operate in the markets covered by their grids. Strategic Energy primarily engages with PJM, New England RTO (formerly ISO-New England), California ISO, New York ISO, Electric Reliability Council of Texas (ERCOT) and MISO.

In some cases, RTO/ISOs provide Strategic Energy with all or a combination of the data for billing, settlement, application of electricity rates and information regarding the imbalance of electricity supply. In addition, they provide balancing energy services and ancillary services to Strategic Energy in the fulfillment of providing services to retail end users. Strategic Energy must go through a settlement process with each RTO/ISO in which the RTO/ISO compares scheduled power with actual meter usage during a given time period and adjusts the original costs charged to Strategic Energy through a revised settlement. All participants in the RTOs/ISOs have exposure to other market participants. In the event of default by a market participant within the RTOs/ISOs, the uncollectible balance is generally allocated to the remaining participants in proportion to their load share.

RTOs/ISOs may continue to modify the market structure and mechanisms in an attempt to improve market efficiency. In addition, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to Strategic Energy’s activities. These actions could have an effect on Strategic Energy’s results of operations. Strategic Energy participates extensively, together with other market participants, in relevant RTO/ISO governance and regulatory issues.

Competition
Strategic Energy operates in several retail choice electricity markets. Strategic Energy has several competitors that operate in most or all of the same states in which it provides services to customers. Some of these competitors also operate in states other than where Strategic Energy has operations. Strategic Energy also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy’s competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing, and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. In most markets, there is a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices, which may negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment. The principal elements of competition are price, service and product differentiation.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L EMPLOYEES
At December 31, 2005, Great Plains Energy had 2,382 employees. Consolidated KCP&L had 2,078 employees, including 1,335 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2008), with Local 1464, representing transmission and distribution workers (expires January 31, 2009), and with Local 412, representing power plant workers (expires February 28, 2007).

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

Officers of Great Plains Energy
Name	Age	Current Position(s)	Year First Assumed An Officer Position

Michael J. Chesser (a)*	57	Chairman of the Board and Chief Executive Officer	2003
William H. Downey (b)*	61	President and Chief Operating Officer	2000
Terry Bassham (c)*	45	Executive Vice President, Finance and Strategic Development and Chief Financial Officer	2005
Michael W. Cline (d)	44	Treasurer and Chief Risk Officer	2003
Barbara B. Curry (e)*	51	Senior Vice President, Corporate Services and Corporate Secretary	2005
Michael L. Deggendorf (f)	44	Vice President, Public Affairs	2005
Stephen T. Easley (g)*	50	Senior Vice President, Supply - KCP&L	2000
Mark G. English (h)*	54	General Counsel and Assistant Secretary	2003
Chris B. Giles (i)*	52	Vice President, Regulatory Affairs - KCP&L	2005
Todd A. Kobayashi (j)	38	Vice President, Strategy and Investor Relations	2005
Shahid Malik (k)*	45	Executive Vice President President and Chief Executive Officer - Strategic Energy	2004
John R. Marshall (l)*	56	Senior Vice President, Delivery - KCP&L	2005
William G. Riggins (m)*	47	Vice President, Legal and Environmental Affairs and General Counsel - KCP&L	2000
Lori A. Wright (n)*	43	Controller	2002
John J. DeStefano (o)*	56	President - Great Plains Power Incorporated President - Home Service Solutions Inc.	1989

Officers of KCP&L
Name	Age	Current Position(s)	Year First Assumed An Officer Position

Michael J. Chesser (a)*	57	Chairman of the Board	2003
William H. Downey (b)*	61	President and Chief Executive Officer	2000
Terry Bassham (c)*	45	Chief Financial Officer	2005
Lora C. Cheatum (p)*	49	Vice President, Administrative Services	2005
Michael W. Cline (d)	44	Treasurer	2003
F. Dana Crawford (q)*	55	Vice President, Plant Operations	2005
Barbara B. Curry (e)*	51	Secretary	2005
Stephen T. Easley (g)*	50	Senior Vice President, Supply	2000
Mark G. English (h)	54	Assistant Secretary	2003
Chris B. Giles (i)*	52	Vice President, Regulatory Affairs	2005
William P. Herdegen III (r)*	51	Vice President, Customer Operations	2001
John R. Marshall (l)*	56	Senior Vice President, Delivery	2005
William G. Riggins (m)*	47	Vice President, Legal and Environmental Affairs and General Counsel	2000
Marvin L. Rollison (s)	53	Vice President, Corporate Culture and Community Strategy	2005
Richard A. Spring *	51	Vice President, Transmission	1994
Lori A. Wright (n)*	43	Controller	2002
*	Designated an executive officer.
(a)	Mr. Chesser was previously Chief Executive Officer of United Water (2002-2003) and President and Chief Executive Officer of GPU Energy (2000-2002).
(b)	Mr. Downey was previously Executive Vice President of Great Plains Energy (2001- 2003) and Executive Vice President of KCP&L (2000-2002) and President - KCP&L Delivery Division (2000-2002).
(c)	Mr. Bassham was previously Executive Vice President, Chief Financial and Administrative Officer (2001-2005) and Executive Vice President and General Counsel (2000-2001) of El Paso Electric Company.
(d)
Mr. Cline was previously Treasurer of Great Plains Energy (2005), Assistant Treasurer of Great Plains Energy and KCP&L (2003-2005), Director, Corporate Finance (2001-2002), and Assistant Treasurer-Corporate Finance of Corning Inc. (2001).

(e)
Ms. Curry was previously Senior Vice President, Retail Operations (2003-2004), Executive Vice President, Global Human Resources (2001-2003) and Executive Vice President, Corporate Services (1997-2001) of TXU Corporation.

(f)
Mr. Deggendorf was previously Senior Director, Energy Solutions of KCP&L (2002-2005), Senior Vice President of Everest Connections, a cable services company (2000-2002) and Vice President of UtiliCorp Communications (2000-2002).

(g)
Mr. Easley was previously Vice President, Generation Services (2002-2005), President and CEO of GPP (2001-2002) and Vice President - Business Development of KCP&L Power Division (2000-2001). He was promoted to Senior Vice President, Supply of KCP&L in March 2005.

(i)	Mr. Giles was previously Senior Director, Regulatory Affairs and Business Planning (2004-2005) and Director, Regulatory Affairs of KCP&L (1993-2004).

(j)	Mr. Kobayashi was previously Investor Relations Officer (2002-2005) and Director-Investor Relations and Corporate Development of Lante Corporation, a technology consulting firm (2000-2002).
(k)
Mr. Malik was appointed as President and Chief Executive Officer of Strategic Energy effective November 10, 2004 and was appointed Executive Vice President of Great Plains Energy effective January 1, 2006. Mr. Malik was previously a partner of Sirius Solutions LLP, a consulting company, (2002-2004) and President of Reliant Energy Wholesale Marketing Group (1999-2002).

(l)
Mr. Marshall was previously President of Coastal Partners, Inc., a strategy consulting company (2001-2005), Senior Vice President, Customer Service of Tennessee Valley Authority (2002-2004), and President of Duquesne Light Company (1999-2001).

(m)	Mr. Riggins was previously General Counsel of Great Plains Energy (2000-2005).
(n)	Ms. Wright served as Assistant Controller of KCP&L from 2001 until named Controller in 2002 and was Director of Accounting and Reporting of American Electric Power Company, Inc. (2000-2001).
(o)	Mr. DeStefano retired December 31, 2005.
(p)
Ms. Cheatum was previously Interim Vice President, Human Resources (2004-2005) and Director, Human Resources (2001-2004) of KCP&L, and Regional Human Resources Director (1999-2001) of McLane Distribution, a division of Wal-Mart.

(q)	Mr. Crawford was previously Plant Manager (1994-2005) of KCP&L’s LaCygne Generating Station.
(r)
Mr. Herdegen was Chief Operating Officer of Laramore, Douglass and Popham, an engineering consulting company, (2001) and Vice President and Director of Utilities Practice of System Development Integration, a consulting company, (1999-2001).

(s)	Mr. Rollison was previously Supervisor-Engineering (2000-2005).

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

ITEM 1A. RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below. The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results, and are often beyond the companies’ control. Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies. The risk factors described below, as well as the other information included in this Annual Report and in the other documents filed with the SEC, should be carefully considered before making an investment in the Company’s securities. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The Company has Regulatory Risks
The Company is subject to extensive federal and state regulation, as described below. Failure to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect the Company’s business and its results of operations and financial position. The Energy Policy Act of 2005 repealed the Public Utility Holding Company Act of 1935, as amended, and provided certain utility customer protection authority to FERC and the states. The Energy Policy Act of 2005, among other things, also requires FERC to perform a study of competition in wholesale and retail electricity markets and authorizes the creation of an Electric Reliability Organization (ERO) to establish and enforce mandatory reliability standards subject to FERC oversight. The final rule for ERO development and processes for insuring reliable grid operations was issued in February 2006. Management has not yet determined the impact of this final rule. FERC is in the process of establishing rules implementing the Energy Policy Act of 2005, and there is the risk that the rules may adversely affect operations, the results of operations and financial condition of the Company.

KCP&L is regulated by the MPSC and KCC with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities and certification of facilities and service territories. Failure to obtain adequate and timely rate relief may adversely affect KCP&L’s results of operations and financial condition. KCP&L is also subject to regulation by FERC with respect to the issuance of short-term debt, wholesale electricity sales and transmission matters and the NRC as to nuclear operations.

Strategic Energy is a participant in the wholesale electricity and transmission markets, and is subject to FERC regulation with respect to wholesale electricity sales and transmission matters. Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where it has retail customers. Each state has a public utility commission and rules related to retail choice. Each state's rules are distinct and may conflict. These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy's ability to provide retail electricity services in each state. Additionally, each state regulates the rates of the host public utility, and the timing and amount of changes in host public utility rates can materially affect Strategic Energy’s results of operations and financial position.

The Company has Financial Market and Ratings Risks
The Company relies on access to both short-term money markets and longer-term capital markets as a significant source of liquidity for capital requirements not satisfied by cash flows from operations. KCP&L’s capital requirements are expected to increase substantially over the next several years as it implements the generation and environmental projects in its comprehensive energy plan. The Company’s management believes that it will maintain sufficient access to these financial markets at a reasonable cost based upon current credit ratings and market conditions. However, changes in market conditions or credit ratings could adversely affect its ability to access financial markets at a reasonable cost, impact the rate treatment provided KCP&L, or both, and therefore materially affect its results of operations and financial position.

Great Plains Energy, KCP&L and certain of their securities are rated by Moody's Investors Service and Standard & Poor's. These ratings impact the Company’s cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.

The Company’s Financial Statements Reflect the Application of Critical Accounting Policies
The application of the Company’s critical accounting policies reflects complex judgments and estimates. These policies include industry-specific accounting applicable to regulated public utilities, accounting for pensions, long-lived and intangible assets, goodwill and derivative instruments. The adoption of new Generally Accepted Accounting Principles (GAAP) or changes to current accounting policies or interpretations of such policies may materially affect the Company’s results of operations and financial position.

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

New environmental laws and regulations affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, which may substantially increase its environmental expenditures in the future. New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits. Delays in the environmental permitting process, denials of permit applications or conditions imposed in permits may materially affect the cost and timing of the generation and environmental retrofit projects included in the comprehensive energy plan, among other projects, and thus materially affect KCP&L’s results of operations and financial position. In addition, KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future. Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities. The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position. See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

Great Plains Energy’s Ability to Pay Dividends and Meet Financial Obligations Depends on its Subsidiaries
Great Plains Energy is a holding company with no significant operations of its own. The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L. The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and, accordingly, Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, will depend on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

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

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Strategic Energy is impacted by seasonality, but to a much lesser extent. In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues. KCP&L’s Iatan and Hawthorn stations use water from the Missouri River for cooling purposes. Low water and flow levels, which have been experienced in recent years, can increase KCP&L’s maintenance costs at these stations and, if these levels get low enough, could cause KCP&L to modify plant operations.

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

Fossil Fuel and Transportation Prices Impact KCP&L’s Costs
Less than 1% of KCP&L's rates contain an automatic fuel adjustment clause, exposing KCP&L to risk from changes in the market prices of coal and natural gas used to generate power and in the cost of coal and natural gas transportation. Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices and other factors can also adversely affect KCP&L’s fuel costs.

KCP&L does not hedge its entire exposure from fossil fuel and transportation price volatility. As a consequence, its results of operations and financial position may be materially impacted by changes in these prices, until increased costs are recovered in rates.

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

Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers. Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers at profitable prices. There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices. This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment. Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy does not hedge its entire exposure to electricity price volatility. As a consequence, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

KCP&L has Operations Risks
The operation of KCP&L’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment or processes; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.

These and other operating events may reduce KCP&L’s revenues or increase its costs, or both, and may materially affect KCP&L’s results of operations and financial position.

KCP&L has Construction-Related Risks
KCP&L’s comprehensive energy plan includes the construction of an estimated 850 MW coal-fired generating plant, 100.5 MW of wind generation and environmental retrofits at two existing coal-fired units. KCP&L has not recently managed a construction program of this magnitude. There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, and events beyond KCP&L’s control may occur that may materially affect the schedule, budget and performance of these projects. These risks may increase the costs of these construction projects, require KCP&L to purchase additional electricity to supply its retail customers until the projects are completed, or both, and may materially affect KCP&L’s results of operations and financial position.

KCP&L has Retirement-Related Risks
Through 2010, approximately 30% of KCP&L’s current employees will be eligible to retire with full pension benefits. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect KCP&L’s ability to manage and operate its business.

Substantially all of KCP&L’s employees participate in defined benefit and postretirement plans. If KCP&L employees retire when they become eligible for retirement through 2010, or if KCP&L’s plans experience adverse market returns on its investments, or if interest rates materially fall, KCP&L’s pension expense and contributions to the plans could rise substantially over historical levels. The timing and number of employees retiring and selecting the lump sum payment option could result in pension settlement charges that could materially affect KCP&L’s results of operations. In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations and financial position. Proposed legislation pending in Congress on pension reform could result in increased pension funding requirements. The Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for pensions and other post-retirement benefits. This project may result in accelerated expense, liability recognition and contributions.

KCP&L has Nuclear Exposure
KCP&L owns 47% (548 MW) of Wolf Creek. The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek. In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units. Although not expected, an extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a substantial adverse effect on KCP&L's results of operations and financial position in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates. If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life. KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required. If returns are lower than the expected level, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

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

Strategic Energy Operates in Competitive Retail Electricity Markets
Strategic Energy has several competitors that operate in most or all of the same states in which it serves customers. Some of these competitors also operate in states other than where Strategic Energy has operations. It also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories. Strategic Energy's competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing and procurement resources than Strategic Energy. Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility. Strategic Energy’s results of operations and financial position are impacted by the success Strategic Energy has in attracting and retaining customers in these markets.

Strategic Energy has Wholesale Electricity Supplier Credit Risk
Strategic Energy has credit risk exposure in the form of the loss that it could incur if a counterparty failed to perform under its contractual obligations. Strategic Energy enters into forward contracts with multiple suppliers. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. Strategic Energy’s results of operations could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

KCP&L Generation Resources

		Year	Estimated 2006		Primary
	Unit	Completed	MW Capacity		Fuel
Base Load	Wolf Creek	1985	548	(a)	Nuclear
	Iatan No. 1	1980	456	(a) (b)	Coal
	LaCygne No. 2	1977	341	(a)	Coal
	LaCygne No. 1	1973	370	(a)	Coal
	Hawthorn No. 5 (c)	1969	563		Coal
	Montrose No. 3	1964	176		Coal
	Montrose No. 2	1960	164		Coal
	Montrose No. 1	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4 (e)	2003	308		Natural Gas
	Osawatomie (e)	2003	77		Natural Gas
	Hawthorn No. 9 (d)	2000	130		Natural Gas
	Hawthorn No. 8 (e)	2000	77		Natural Gas
	Hawthorn No. 7 (e)	2000	77		Natural Gas
	Hawthorn No. 6 (e)	1997	136		Natural Gas
	Northeast Nos. 17 and 18 (e)	1977	117		Oil
	Northeast Nos. 15 and 16 (e)	1975	116		Oil
	Northeast Nos. 13 and 14 (e)	1976	114		Oil
	Northeast Nos. 11 and 12 (e)	1972	111		Oil
	Northeast Black Start Unit	1985	2		Oil
Total			4,053
(a)	KCP&L's share of a jointly owned unit.
(b)	The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 456 MWs from 469 MWs until the air quality control equipment included in the comprehensive energy plan is operational.
(c)	The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(d)	Heat Recovery Steam Generator portion of combined cycle.
(e)	Combustion turbines.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri), West Gardner Station (Johnson County, Kansas) and Osawatomie Station (Miami County, Kansas). KCP&L also owns 50% of the 740 MW LaCygne No. 1 and 682 MW LaCygne No. 2 (Linn County, Kansas), 70% of the 651 MW Iatan No. 1 (Platte County, Missouri) and 47% of the 1,166 MW Wolf Creek Unit (Coffey County, Kansas). See Note 5 to the consolidated financial statements for information regarding KCP&L’s comprehensive energy plan and the proposed addition of new capacity.

KCP&L Transmission and Distribution Resources
KCP&L’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. KCP&L owns over 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines and over 3,700 miles of underground distribution lines in Missouri and Kansas. KCP&L has all the franchises necessary to sell electricity within the territories from which substantially all of its gross operating revenue is derived.

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

Substantially all of the fixed property and franchises of KCP&L, which consists principally of electric generating stations, electric transmission and distribution lines and systems, and buildings subject to exceptions and reservations, are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986. General mortgage bonds totaling $159.3 million were outstanding at December 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise. KLT Telecom denied that Weinstein has any remaining rights or claims pursuant to the put option and denied any obligation to pay Weinstein any amount under the put option. Subsequent to KLT Telecom’s rejection of his notice of exercise, Weinstein filed suit alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process, which management expects will conclude in early 2006.

Hawthorn No. 5 Litigation
KCP&L filed suit on April 3, 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 boiler explosion at KCP&L’s Hawthorn No. 5 generating unit, which was subsequently reconstructed and returned to service. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million under the terms of the subrogation allocation agreement. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in May 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri. Oral arguments are expected in the first quarter of 2006.

KCP&L Stipulations and Agreements
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions. The Stipulations and Agreements are discussed in Note 5 to the consolidated financial statements, which is incorporated herein by reference. Parties to the MPSC Stipulation and Agreement are KCP&L, the Staff of the MPSC, the City of Kansas City, Missouri, Office of Public Counsel, Praxair, Inc., Missouri Industrial Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, Missouri Joint Municipal Electric Utility Commission and the Missouri Department of Natural Resources. Parties to the KCC Stipulation and Agreement are KCP&L, the Staff of the KCC, Sprint Nextel Corporation and the Kansas Hospital Association.

The MPSC issued its Report and Order, approving the Stipulation and Agreement, on July 28, 2005, and the KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. On September 22, 2005, the Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, filed a petition for review in the Circuit Court of Cole County, Missouri, seeking to review and set aside the MSPC Report and Order. On October 21, 2005, the Sierra Club filed a petition for review in the District Court of Shawnee County, Kansas, seeking to set aside or remand the KCC order. Although subject to the appeal, the MPSC and KCC orders remain in effect pending the court’s decision. The appeals are expected to be decided by the courts in 2006.

KCP&L Rate Cases
On February 1, 2006, KCP&L filed retail rate cases with the MPSC and KCC, requesting annual rate increases effective January 1, 2007, of approximately $55.8 million (11.5%) and $42.3 million (10.5%), respectively, over current levels. Hearings on these cases are expected to begin in September 2006 and the decisions of the MPSC and KCC are expected in December 2006.

Kansas City Power & Light Company v. Union Pacific Railroad Company
On October 12, 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. Management anticipates filing opening evidence by mid-year 2006 and the STB issuing its decision toward the end of 2007. Until the STB case is finalized, KCP&L is paying tariff rates subject to refund.

Tech Met, Inc., et al. v. Strategic Energy
On November 21, 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. The five named plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreement) for electricity service. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreement with Strategic Energy. Strategic Energy has filed preliminary objections asking the court to order plaintiffs to file an amended complaint that conforms to applicable court rules.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for either Great Plains Energy or KCP&L.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP. At February 28, 2006, Great Plains Energy’s common stock was held by 14,186 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range				Common Stock
	2005		2004		Dividends Declared
Quarter	High	Low	High	Low	2006		2005	2004
First	$31.61	$29.56	$35.29	$31.66	$0.415	(a)	$0.415	$0.415
Second	32.25	29.77	34.36	29.23			0.415	0.415
Third	32.63	29.82	31.71	28.62			0.415	0.415
Fourth	30.23	27.27	30.71	28.17			0.415	0.415
(a) Declared February 7, 2006.

Regulatory Restrictions
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

Equity Compensation Plan
The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. The following table provides information, as of December 31, 2005, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the Long-Term Incentive Plan. The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	284,216 (1)	$25.56 (2)	2,014,496
Equity compensation plans not
approved by security holders	-	-	-
Total	284,216	$25.56	2,014,496
(1)	Includes 172,761 performance shares at target performance levels and options for 111,455 shares of Great Plains
Energy common stock outstanding at December 31, 2005.
(2)	The 172,761 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2005.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	5,862 (1)	$30.12	-	N/A
November 1 - 30	1,390 (1)	28.54	-	N/A
December 1 - 31	-	-	-	N/A
Total	7,252	$29.82	-	N/A
(1)	Represents shares of common stock surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common stock.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Regulatory Restrictions
Under the Federal Power Act, KCP&L can pay dividends only out of retained or current earnings. Under stipulations with the MPSC and KCC, KCP&L has committed to maintain consolidated common equity of not less than 35%.

Equity Compensation Plan
KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2005	2004	2003	2002	2001
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$2,605	$2,464	$2,148	$1,802	$1,399
Income (loss) from continuing operations (b)	$164	$174	$190	$137	$(28)
Net income (loss)	$162	$181	$145	$126	$(24)
Basic and diluted earnings (loss) per common
share from continuing operations	$2.18	$2.39	$2.72	$2.16	$(0.49)
Basic and diluted earnings (loss) per
common share	$2.15	$2.49	$2.07	$1.99	$(0.42)
Total assets at year end	$3,834	$3,799	$3,682	$3,517	$3,464
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,143	$1,296	$1,347	$1,332	$1,342
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	3.61	3.51	4.23	2.99	(c )

Consolidated KCP&L (a)
Operating revenues	$1,131	$1,092	$1,057	$1,013	$1,287
Income from continuing operations (d)	$144	$143	$126	$103	$116
Net income	$144	$143	$117	$96	$120
Total assets at year end	$3,339	$3,337	$3,303	$3,139	$3,146
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$976	$1,126	$1,336	$1,313	$1,311
SEC ratio of earnings to fixed charges	3.87	3.34	3.69	2.88	2.07
(a)
Great Plains Energy’s consolidated financial statements include results for all subsidiaries in operation for the periods presented. KCP&L’s consolidated financial statements include its wholly owned subsidiary HSS. In addition, KCP&L’s consolidated results of operations include KLT Inc. and GPP for all periods prior to the October 1, 2001, formation of Great Plains Energy.

(b)
This amount is before discontinued operations of $(1.9), $7.3, $(44.8), $(7.5) and $4.3 million in 2005 through 2001, respectively. In 2002, this amount is before a $3.0 million cumulative effect of a change in accounting principle.

(c)
An $87.1 million deficiency in earnings caused the ratio of earnings to fixed charges to be less than a one-to-one coverage. A $195.8 million net write-off before income taxes related to the bankruptcy filing of DTI was recorded in 2001.

(d)
This amount is before discontinued operations of $(8.7), $(4.0) and $3.6 million in 2003 through 2001, respectively. In 2002, this amount is before a $3.0 million cumulative effect of a change in accounting principle.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MD&A that follows is a combined presentation for Great Plains Energy and consolidated KCP&L, both registrants under this filing. The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented. It should be read in conjunction with the accompanying consolidated financial statements and related notes. See Item 1A. Risk Factors for further discussion of the companies’ risk factors.

Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services. As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

EXECUTING ON STRATEGIC INTENT

During 2005, the Company initiated several important steps in executing on its Strategic Intent.

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and received orders from the MPSC and KCC in 2005. The orders were on agreements reached among KCP&L, the Commissions’ staffs and certain key parties in the respective jurisdictions. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. These appeals are expected to be decided in 2006. Although subject to these appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

In February 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. Iatan No. 2 detailed project engineering and design has begun and plant construction is expected to start in 2006. KCP&L has selected a developer and contractor for the construction of a 100.5 MW wind project in Kansas and management expects the project to be completed in time for inclusion in rates in 2007. See Note 5 to the consolidated financial statements for more information on the comprehensive energy plan.

Strategic Energy’s Business Plan
Strategic Energy is addressing the rising electricity price environment by focusing on four key areas.

•
Positioning - Strategic Energy is focused on retail choice markets where host utility electricity prices adjust quickly to changes in the wholesale markets and a consultative sales approach to provide value to customers.

•
Procurement - Strategic Energy is focused on strategies to gain price improvement through load aggregation to increase the volume purchased from certain suppliers. Strategic Energy has continued to invest in talent to improve procurement practices as well as identify and take advantage of opportunities to manage retail portfolio load requirements.

•
Products - Strategic Energy is focused on designing and marketing products to address customers’ needs in a high price environment. In 2005, over half of Strategic Energy’s new sales were attributable to the introduction of new products or product extensions into new customer classes. In 2006, management expects to introduce additional new and innovative products and services in each of Strategic Energy’s customer classes. The introduction of these products and services will strive to meet customers’ expectations in challenging and dynamic retail choice markets.

•
Productivity - New systems are in the process of being implemented and are anticipated to improve operational scalability. Focusing on dynamic markets also enhances productivity by enabling Strategic Energy to maximize general and administrative resources.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 500,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth. Load growth consists of higher usage per customer and the addition of new customers. Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage patterns are significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision. KCP&L’s coal base load equivalent availability factor decreased to 82% in 2005 from 84% in 2004, reflecting scheduled and forced plant outages. The 176 MW Montrose No. 3 generator step-up transformer (GSU) failed in late May 2005. KCP&L leased a spare GSU until the failed GSU was repaired and installed during the fourth quarter of 2005. In August 2005, Hawthorn No. 5’s GSU failed, which resulted in a 32-day outage. A spare GSU was installed in September; however, the size of the spare GSU limits the output of the unit to net 500 MW. The 65 MW decrease in Hawthorn No. 5 capability will continue until a new transformer is installed, currently expected in June 2006. The outage to install the repaired GSU is expected to be completed in 14 days.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its base load capacity and over a three-year period averaged over 20% of KCP&L’s MWhs generated. Wolf Creek’s availability was approximately 13% lower in 2005 compared to 2004 due to its scheduled spring 2005 refueling outage. Replacement power costs for scheduled Wolf Creek outages are accrued evenly over the unit’s 18-month operating cycle. KCP&L expects its cost of nuclear fuel to remain relatively stable through 2009 because of contracts in place.

The fuel cost per MWh generated and the purchased power cost per MWh has a significant impact on the results of operations for KCP&L. Generation fuel mix can substantially change the fuel cost per MWh generated. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

KCP&L expects its fuel expense to increase significantly in 2006 due to projected increases in the cost of coal and coal transportation. The anticipated increase in delivered coal prices is expected to affect most regional utilities; therefore, the increase is not expected to materially erode KCP&L’s position as a low cost regional electricity generator.

Rail companies have experienced longer cycle times for coal deliveries to utilities across the country since the third quarter of 2004. Western rail service further deteriorated in 2005 due to two train derailments that occurred on the primary rail line serving the PRB. Maintenance to repair significant sections of track on this rail line began in 2005 and is expected to be completed by the end of 2006. These repairs must be completed before normal train operations from the PRB can resume, which affects all users of PRB coal. Approximately 98% of KCP&L’s coal requirements come from the PRB and originate on the Burlington Northern Santa Fe and the Union Pacific railroads, both of which have been affected by the current rail situation. As a result, most utilities, including KCP&L, have coal inventories that are below desired levels. KCP&L implemented coal conservation measures by reducing coal generation in 2005 and expects to continue these measures for at least the first half of 2006. This reduction in coal generation in the marketplace caused upward pressure on both pricing for next power generation fuel sources (natural gas and/or oil) and wholesale electricity prices in 2005 and is expected to continue into 2006. The rail companies have indicated that they expect the impact related to the 2006 maintenance program to be less than the 10% to 15% reduction in deliveries experienced in 2005, but have offered no estimate on the likely reduction. Management cannot predict with any certainty the 2006 impact of the situation; however, an inability to obtain timely delivery of coal to meet generation requirements could materially impact KCP&L’s results of operations. Management is monitoring the situation closely and steps will be taken, as necessary, to maintain an adequate energy supply for KCP&L’s retail load and firm MWh sales.

STRATEGIC ENERGY BUSINESS OVERVIEW

Great Plains Energy owns just under 100% of the indirect interest in Strategic Energy. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

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

Strategic Energy provides services to approximately 51,000 commercial, institutional and small manufacturing accounts for approximately 10,300 customers including numerous Fortune 500 companies, smaller companies and governmental entities. In response to marketplace trends, Strategic Energy has designed and introduced new products tailored for specific market conditions and segments. Strategic Energy offers an array of products, including fixed price, index-based and month-to-month renewal products, designed to meet the various requirements of a diverse customer base in evolving markets. Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates, for 2005 was 76%. The corresponding volume-based customer retention rate including month-to-month customers on market-based rates was 86%.

In some markets, wholesale power prices in 2005 rose faster than host utility rates. In markets where this occurred, the savings competitive suppliers could offer to customers were reduced or in some markets were unavailable. Additionally, in those markets where wholesale power prices were lower than host utility rates, Strategic Energy faced strong competition from other competitive suppliers. These factors, among others, contributed to reductions in MWhs delivered and average retail gross margin per MWh in 2005 compared to 2004.

At the end of 2005, Strategic Energy experienced improvement in certain key metrics, including strong backlog growth, longer contract durations and higher retention rates. Management believes a combination of factors contributed to the improved metrics, including successful focus on positioning, procurement, products and productivity, as well as a changing market environment. Customer perceptions about the longer-term price of electricity may be changing as a result of the prolonged period of high and volatile power prices seen in the last few years and customers may be more willing to enter into long-term contracts in order to achieve price certainty. Also, a decrease in near-term power prices at the end of 2005 may have provided a catalyst for some customers to convert from month-to-month service to term contracts. Management believes, but cannot assure, that these trends may continue into 2006.

Strategic Energy currently expects the retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) delivered in 2006 to average $4.25 to $4.75 and the retail gross margin per MWh on new customer contracts entered into in 2006 to average from $3.00 to $4.00. Strategic Energy expects to realize additional retail gross margin on fixed price contracts of up to $0.50 per MWh over the life of the contract. The additional expected margin is derived from management of the retail portfolio load requirements. These activities include benefits from financial transmission rights and auction revenue rights, short-term load balancing activities, short-term arbitrage activities and identifying and executing on favorable transmission paths. MWhs delivered in 2006 are projected to range from 16 to 18 million. Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) of 10.4 million, 4.3 million and 2.3 million for the years 2006 through 2008, respectively. Strategic Energy expects to deliver additional MWhs in these years through new and renewed term contracts and MWh deliveries to month-to-month customers.

LOWER EARNINGS EXPECTED IN 2006

Great Plains Energy’s projected net income is expected to decrease in 2006. The decrease in projected net income for 2006 is due to a significant increase in fuel cost and related transportation expenses at KCP&L, lower volume and lower anticipated average retail gross margins at Strategic Energy and the absence of certain tax benefits recorded in 2005. These factors are expected to more than offset projected operational efficiencies at both KCP&L and Strategic Energy, KCP&L’s retail load growth, higher wholesale volume and higher allowance for equity funds used during construction related to the comprehensive energy plan.

Through 2010, approximately 30% of KCP&L’s current employees are eligible to retire with full pension benefits. The timing and number of employees retiring and selecting the lump sum payment option could result in settlement charges that could materially affect KCP&L’s 2006 results of operations.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on the results of operations and financial position. Management has identified the following accounting policies deemed critical to the understanding of the companies’ results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors for Great Plains Energy and KCP&L.

Pensions
The companies incur significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.

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

These actuarial assumptions are updated annually in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions.” In selecting an assumed discount rate, the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation was considered. The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan. These assumptions are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 9 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions. Each sensitivity reflects the impact of the change based solely on a change in that assumption only.

			Impact on		Impact on
			Projected	Impact on	2005
	Change in		Benefit	Pension	Pension
Actuarial assumption	Assumption		Obligation	Liability	Expense
			(millions)
Discount rate	0.5%	increase	$(32.9)	$(18.1)	$(2.3)
Rate of return on plan assets	0.5%	increase	-	-	(1.9)
Discount rate	0.5%	decrease	35.1	19.8	2.5
Rate of return on plan assets	0.5%	decrease	-	-	1.9

KCP&L recorded pension expense reflecting orders from the MPSC and KCC that established annual pension costs at $22 million, reducing 2005 pension expense. The difference between pension costs under SFAS No. 87 and the amount allowed for ratemaking is recorded as a regulatory asset or liability for future ratemaking recovery or refunds, as appropriate. See discussion of Regulatory Matters below and Note 9 to the consolidated financial statements for additional information.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

Regulatory Matters
As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP if KCP&L were not regulated. Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators. Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedence on matters applicable to KCP&L; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry. In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment on utility plant assets as determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” See Note 5 to the consolidated financial statements for more information.

Impairment of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144.

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

Impairment analyses require management to make assumptions about future sales, operating costs and discount rates over the life of the related asset, or in some cases over an indefinite life. Potential impairment indicators include such factors as current period losses combined with a history of losses, or a projection of continuing losses or a significant decrease in the market price of the asset under review. Management’s assumptions about these factors require significant judgment and under different assumptions, the fair value of an asset could be materially different.

Accounting standards require a company to recognize an impairment in the current period results of operations if the sum of the undiscounted expected future cash flows from the company’s asset is less than the carrying value of the asset. The impairment recognized is the difference between the fair value and book value of the asset.

Energy and Energy-Related Contract Accounting
Strategic Energy generally purchases power under forward physical delivery contracts to supply electricity to its retail energy customers under full requirement sales contracts. The full requirements sales contracts and the forward physical delivery contracts meet the accounting definition of a derivative; however, Strategic Energy applies the normal purchases and normal sales (NPNS) exception accounting treatment on full requirement sales contracts. Derivative contracts designated as NPNS are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the underlying contract settles.

Strategic Energy has historically designated the majority of the forward physical delivery contracts as NPNS; however, as certain markets continue to develop, some derivative instruments may no longer qualify for the NPNS exception. As such, Strategic Energy is designating these forward physical delivery contracts as cash flow hedges, which could result in future increased volatility in derivative assets and liabilities, other comprehensive income (OCI) and net income. Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability. Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in OCI and subsequently reclassified to purchased power expense in Great Plains Energy’s consolidated statement of income as the power is delivered and/or the contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges and the corresponding decrease in derivatives accounted for as NPNS transactions may affect the timing and nature of accounting recognition, but does not change the underlying economics of the transactions.

The fair value of forward purchase derivative contracts that do not meet the requirements for the NPNS exception or cash flow hedge accounting are recorded as current or long-term derivative assets or liabilities. Changes in the fair value of these contracts could result in operating income volatility as changes in the associated derivative assets and liabilities are recorded in purchased power expense in Great Plains Energy’s consolidated statement of income.

Strategic Energy’s derivative assets and liabilities consist of a combination of energy and energy-related contracts. While some of these contracts represent commodities or instruments for which prices are available from external sources, other commodities and certain contracts are not actively traded and are valued using modeling techniques to determine expected future market prices. The market prices used to determine fair value reflect management's best estimate considering time, volatility and historical trends. Future market prices may vary from those used in recording energy assets and liabilities at fair value and such variations could be significant.

Market prices for energy and energy-related commodities vary based upon a number of factors. Changes in market prices will affect the recorded fair value of energy contracts. Changes in the fair value of energy contracts will affect operating income in the period of the change for contracts under fair value accounting and OCI in the period of change for contracts under cash flow hedge accounting, while changes in forward market prices related to contracts under accrual accounting will affect operating income in future periods to the extent those prices are realized. Management cannot predict whether, or to what extent, the factors affecting market prices may change, but those changes could be material and could be either favorable or unfavorable.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	2005	2004	2003
	(millions)
Operating revenues	$2,604.9	$2,464.0	$2,148.0
Fuel	(207.9)	(179.4)	(160.3)
Purchased power	(1,429.7)	(1,300.0)	(1,022.1)
Other operating expenses	(527.5)	(510.6)	(479.2)
Depreciation and amortization	(153.1)	(150.1)	(142.8)
Gain (loss) on property	(3.5)	(5.1)	23.7
Operating income	283.2	318.8	367.3
Non-operating income (expenses)	2.7	(8.4)	(13.0)
Interest charges	(73.8)	(83.0)	(76.2)
Income taxes	(39.7)	(54.5)	(78.6)
Minority interest in subsidiaries	(7.8)	2.1	(7.8)
Loss from equity investments	(0.4)	(1.5)	(2.0)
Income from continuing operations	164.2	173.5	189.7
Discontinued operations, net of income taxes	(1.9)	7.3	(44.8)
Net income	162.3	180.8	144.9
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$160.7	$179.2	$143.3

2005 compared to 2004
Great Plains Energy’s 2005 earnings decreased to $160.7 million, or $2.15 per share, from $179.2 million, or $2.49 per share in 2004. A higher average number of common shares diluted 2005 EPS by $0.08 primarily due to the issuance of 5.0 million shares in June 2004.

Consolidated KCP&L’s net income represented approximately 90% of Great Plains Energy’s 2005 earnings and was relatively unchanged in 2005 compared to 2004. KCP&L’s net income decreased $4.8 million primarily due to higher fuel costs and purchased power prices, as well as the effects of plant outages and coal conservation on fuel mix. Higher other operating expenses were partially offset by the regulatory accounting treatment of pension expense. These decreases to net income were offset by retail revenues increasing 6% as a result of significantly warmer summer weather in 2005 compared to an unusually mild summer in 2004. Additionally, the favorable impact of sustained audit positions on the 2005 composite tax rates lowered income taxes. KCP&L’s decrease was more than offset by $5.2 million in reduced losses at HSS primarily due to a 2004 impairment charge related to the 2005 sale of Worry Free.

Strategic Energy’s net income decreased $14.3 million in 2005 compared to 2004. Retail MWhs delivered decreased 4% in 2005 compared to 2004. The average retail gross margin per MWh declined 14% to $5.19 in 2005. The decline in average retail gross margin per MWh in 2005 compared to 2004 was primarily due to an environment of higher and less volatile energy prices, flat to higher forward electricity prices and 2005 SECA charges in excess of recoveries. The negative impacts on average retail gross margin per MWh were partially offset by two significant opportunities to manage retail portfolio load requirements, the favorable reduction of a gross receipts tax contingency and a favorable change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Strategic Energy’s 2005 income taxes decreased due to lower taxable income partially offset by $3.2 million in lower tax benefits allocated from the holding company.

Higher reductions in affordable housing investments and lower related tax credits decreased other non-regulated operations net income in 2005 compared to 2004 by $5.5 million. Discontinued operations decreased net income $9.2 million in 2005 compared to 2004, primarily due to a 2004 gain on the sale of the majority of the KLT Gas natural gas properties (KLT Gas portfolio). This gain was partially offset by 2004 losses from the wind down operations and a loss due to the write down of the KLT Gas portfolio to its estimated net realizable value. See Note 8 to the consolidated financial statements for information regarding the discontinued operations.

2004 compared to 2003
Great Plains Energy’s 2004 earnings increased to $179.2 million, or $2.49 per share, from $143.3 million, or $2.07 per share in 2003. A higher average number of common shares diluted 2004 EPS by $0.10 primarily due to the issuance of 5.0 million shares in June 2004.

Consolidated KCP&L’s income from continuing operations increased $17.4 million in 2004 compared to 2003. Wholesale revenues increased as a result of increased generation, bundling transmission with energy and lower than expected retail loads during the summer months. An increase in operating expenses more than offset these factors primarily due to the increase in MWhs generated, including higher coal and coal transportation costs, higher administrative expenses, an impairment charge related to the first quarter 2005 sale of Worry Free and the significant positive impact on 2003 of the Hawthorn No. 5 litigation settlements. Income taxes decreased due to the favorable impact of state tax planning on the composite tax rate and the allocation of tax benefits from holding company losses pursuant to the Company’s intercompany tax allocation agreement. The change in consolidated KCP&L's discontinued operations was due to a $7.1 million loss on the June 2003 disposition of HSS’ interest in RSAE and continuing losses through the date of disposition of $1.6 million.

Strategic Energy’s net income increased $2.9 million in 2004 compared to 2003. Retail MWhs delivered increased 22% in 2004 compared to 2003. Great Plains Energy, through IEC, completed the purchase of an additional 11.45% indirect interest in Strategic Energy resulting in a $1.8 million increase in net income. The increase to net income was partially offset by a 16% decline in the average retail gross margin per MWh to $6.01 in 2004. The decline in average retail gross margin was primarily due to the roll-off of older, higher margin contracts, price discounts driven by a more competitive market and persistently higher commodity prices and a $4.2 million increase in tax reserves. The negative impacts on average retail gross margin per MWh were partially offset by a $1.7 million change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Strategic Energy’s income taxes decreased $5.9 million in 2004 compared to 2003 reflecting lower taxable income and additional tax benefits allocated from the holding company.

Lower reductions in affordable housing investments and lower interest charges increased other non-regulated operations net income in 2004 compared to 2003 by $3.1 million. KLT Gas discontinued operations increased $43.4 million in 2004 compared to 2003 primarily due to the gain on the sale of the majority of KLT Gas portfolio in 2004 combined with the 2003 impairment related to the exit of the KLT Gas business.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L. References to KCP&L, in the discussion that follows, reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

	2005	2004	2003
	(millions)
Operating revenues	$1,130.9	$1,091.6	$1,057.0
Fuel	(207.9)	(179.4)	(160.3)
Purchased power	(61.3)	(52.5)	(53.2)
Other operating expenses	(460.8)	(442.3)	(422.6)
Depreciation and amortization	(146.6)	(145.2)	(141.0)
Gain (loss) on property	(4.6)	(5.1)	1.6
Operating income	249.7	267.1	281.5
Non-operating income (expenses)	11.8	(1.9)	(3.1)
Interest charges	(61.8)	(74.2)	(70.3)
Income taxes	(48.2)	(52.8)	(83.5)
Minority interest in subsidiaries	(7.8)	5.1	1.3
Income from continuing operations	143.7	143.3	125.9
Discontinued operations, net of income taxes	-	-	(8.7)
Net income	$143.7	$143.3	$117.2

Consolidated KCP&L Sales Revenues and MWh Sales

		%		%
	2005	Change	2004	Change	2003
Retail revenues	(millions)
Residential	$380.0	9	$347.1	(4)	$361.5
Commercial	434.6	3	421.1	1	417.6
Industrial	100.9	5	96.2	1	95.0
Other retail revenues	8.6	(2)	8.7	1	8.7
Total retail	924.1	6	873.1	(1)	882.8
Wholesale revenues	192.4	(4)	200.2	27	157.5
Other revenues	14.3	(15)	16.8	15	14.6
KCP&L electric revenues	1,130.8	4	1,090.1	3	1,054.9
Subsidiary revenues	0.1	(93)	1.5	(25)	2.1
Consolidated KCP&L revenues	$1,130.9	4	$1,091.6	3	$1,057.0

		%		%
	2005	Change	2004	Change	2003
Retail MWh sales	(thousands)
Residential	5,383	10	4,903	(3)	5,047
Commercial	7,292	4	6,998	1	6,933
Industrial	2,165	5	2,058	1	2,035
Other retail MWh sales	82	(3)	85	-	85
Total retail	14,922	6	14,044	-	14,100
Wholesale MWh sales	4,608	(30)	6,603	14	5,777
KCP&L electric MWh sales	19,530	(5)	20,647	4	19,877

Retail revenues increased $51.0 million in 2005 compared to 2004. The increase was driven by significantly warmer summer weather in 2005 compared to an unusually mild summer in 2004 and continued load growth of approximately 2%, adjusted for weather for 2005 and 2004. Residential usage per customer increased 9% in 2005, driven by a 45% increase in cooling degree-days, which was 19% above normal.

Retail revenues decreased $9.7 million in 2004 compared to 2003 primarily due to a $14.4 million reduction in residential revenues. Residential usage per customer decreased 4% in 2004 compared to 2003 as a result of significantly cooler summer weather in 2004. The Kansas City area experienced one of the coolest summers in the past 30 years, which resulted in cooling degree-days 18% below normal. The impact of the cooler summer weather was partially offset by load growth in 2004. The average number of residential and commercial customers continues to grow; both increased 1% to 2% in 2005 and 2004 compared to the respective prior years.

Wholesale revenues decreased $7.8 million in 2005 compared to 2004 due to a 30% decrease in MWhs sold, which was significantly offset by an increase in the average market price per MWh. The decrease in MWhs sold was driven by a 5% decrease in net MWhs generated as a result of coal conservation and plant outages. Additionally, retail MWh sales increased 6% in 2005 compared to 2004, which resulted in less MWhs available for wholesale sales. Average market price per MWh increased 56% to $47.82 in 2005 compared to 2004 due to warmer summer weather in 2005, higher natural gas prices, transmission constraints and coal conservation in the region.

Wholesale revenues increased $42.7 million in 2004 compared to 2003. Wholesale MWhs sold increased 14%, primarily due to increased generation, bundling transmission with energy and lower than expected retail loads during the summer months, combined with successful marketing efforts. Average market prices per MWh increased 13% to $30.72 in 2004 compared to 2003, primarily due to more sales made during periods of higher natural gas prices and bundling transmission with energy to provide a delivered product. Additionally, wholesale revenues were affected by the partial settlements of the Hawthorn No. 5 litigation.

As described in Item 3. Legal Proceedings, KCP&L filed suit against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. Various defendants settled with KCP&L in this litigation, resulting in KCP&L recording $2.4 million and $35.8 million in 2004 and 2003, respectively. A portion of the settlements, $1.2 million and $17.3 million for 2004 and 2003, respectively, was recorded as a recovery of capital expenditures. The following table summarizes the income statement impact related to the remainder of the settlements for loss of use of Hawthorn No. 5.

	2004	2003
	(millions)
Wholesale revenues	$0.2	$2.7
Fuel	0.2	4.0
Purchased power	0.8	11.8
Operating income	1.2	18.5
Income taxes	(0.5)	(7.2)
Net income	$0.7	$11.3

Consolidated KCP&L Fuel and Purchased Power

Net MWhs Generated		%		%
by Fuel Type	2005	Change	2004	Change	2003
	(thousands)
Coal	14,994	(4)	15,688	5	15,011
Nuclear	4,146	(13)	4,762	14	4,178
Natural gas and oil	473	206	155	(43)	270
Total Generation	19,613	(5)	20,605	6	19,459

Fuel expense increased $28.5 million in 2005 compared to 2004 despite a 5% decrease in MWhs generated due to a combination of changes in the fuel mix to higher cost generation, increased coal and coal transportation costs and increased natural gas prices. The changes in fuel mix were driven by the number and duration of plant outages as well as coal conservation measures. KCP&L’s 2005 coal and coal transportation contracts were entered into at higher average prices than related 2004 contracts.

Fuel expense increased $19.1 million in 2004 compared to 2003 due to a 6% increase in MWhs generated, higher coal and coal transportation costs, higher natural gas costs and the net effect of $3.8 million from the Hawthorn No. 5 partial litigation settlements. The increase was partially offset by changes in the fuel mix to lower cost generation due to increased coal and nuclear fuel and less natural gas in the fuel mix. The change in fuel mix was primarily due to the 2003 refueling outage at Wolf Creek and the cooler 2004 summer weather, which allowed coal and nuclear capacity to supply a greater percentage of the reduced retail load.

Purchased power expense increased $8.8 million in 2005 compared to 2004. The average price per MWh purchased increased 61% in 2005 compared to 2004 partially offset by an 8% decline in MWhs purchased. The increased prices were driven by purchases during higher priced peak hours as a result of warmer weather, plant outages and overall higher average prices due to higher natural gas prices combined with transmission constraints, coal conservation and outages in the region.

Purchased power expense decreased $0.7 million in 2004 compared to 2003. MWhs purchased decreased 31% in 2004 compared to 2003 primarily due to lower retail customer demand and a 2% increase in the coal fleet equivalent availability factor in 2004 compared to 2003. The decrease in MWhs purchased was partially offset by an 11% increase in the average price per MWh purchased in 2004 compared to 2003 primarily due to higher natural gas market prices and increased market demand. Another offset includes the net effect of the Hawthorn No. 5 partial litigation settlements, which impacted purchased power expense by $11.0 million in 2004 compared to 2003.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L's other operating expenses increased $18.5 million in 2005 compared to 2004 primarily due to the following:

•	increased employee related expenses of $4.7 million including severance and incentive compensation,

•	increased expenses of $2.4 million due to higher legal reserves,

•	increased regulatory expenses of $1.2 million including expenses related to the comprehensive energy plan,

•	increased general taxes of $5.9 million mostly due to increases in gross receipts tax, assessed property valuations and mill levies,

•	increased expenses of $4.2 million due to higher restoration costs for a January 2005 ice storm and June 2005 wind storms compared to the 2004 wind storm restoration costs and

•	increased production operations and maintenance expenses of $4.3 million primarily due to scheduled and forced plant maintenance in 2005 and the reversal of an environmental accrual in 2004.

Partially offsetting the increase in other operating expenses was:

•	decreased pension expense of $4.7 million due to the regulatory accounting treatment of pension expense in accordance with MPSC and KCC orders and

•	decreased transmission service expense of $5.7 million primarily due to lower wholesale MWhs sold.

Consolidated KCP&L's other operating expenses increased $19.7 million in 2004 compared to 2003 primarily due to the following:

•	increased pension expense of $3.5 million primarily due to lower discount rates, the amortization of investment losses from prior years and plan settlement losses,

•	increased other employee-related costs of $3.5 million including higher medical costs and incentive compensation costs,

•	increased property taxes of $4.3 million primarily due to increases in assessed property valuations and mill levies,

•	increased outside services of $4.4 million including costs associated with Sarbanes-Oxley compliance,

•
increased transmission and distribution expenses including $2.5 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales, $2.3 million related to SPP administration and $1.3 million in storm related expenses and

•	increased office expense including $2.1 million expenditure to buy out computer equipment operating leases.

Partially offsetting the increase in other operating expenses was:

•	decreased plant maintenance expense of $1.3 million primarily due to differences in timing and scope of outages and $0.9 million in lower gross receipts taxes as a result of lower retail revenues and

•	decreased expenses due to the reversal of an environmental accrual and the establishment of a regulatory asset for the probable recovery in the Kansas jurisdiction of enhanced security costs.

Consolidated KCP&L Gain (loss) on Property
Consolidated KCP&L's gain (loss) on property remained relatively unchanged in 2005 compared to 2004, due to offsetting losses. During 2005, KCP&L wrote off $3.6 million of plant operating system development costs as a result of vendor non-performance. See Note 15 to the consolidated financial statements for related legal proceedings. Consolidated KCP&L's gain (loss) on property increased operating expenses $6.7 million in 2004 compared to 2003 primarily due to the 2004 impairment charge related to the 2005 sale of Worry Free.

Consolidated KCP&L Interest Charges
Consolidated KCP&L's interest charges decreased $12.4 million in 2005 compared to 2004 primarily due to $10.1 million of interest related to the IRS 1995-1999 audit settlement in 2004. Consolidated KCP&L's interest charges increased $3.9 million in 2004 compared to 2003. The increase was primarily due to the $10.1 million of interest discussed above, partially offset by a $6.3 million decrease primarily due to the 2004 redemption of KCP&L’s $154.6 million 8.3% Junior Subordinated Deferred Interest Bonds.

Consolidated KCP&L Income Taxes
Consolidated KCP&L's income taxes decreased $4.6 million in 2005 compared to 2004. Several factors contributed to the decreased taxes including lower taxable income in 2005. The favorable impact of sustained audit positions on the composite tax rate decreased income taxes $6.3 million, including $3.1 million reflecting the composite tax rate change on deferred tax balances, and the domestic manufacturers’ deduction provided for under the American Jobs Creation Act of 2004 contributed $1.5 million to the decrease in taxes. These 2005 decreases to income taxes were partially offset when compared to 2004 due to the $10.1 million 2004 tax reserves release discussed below.

Consolidated KCP&L's income taxes decreased $30.7 million in 2004 compared to 2003. Several factors contributed to the decreased taxes including lower taxable income in 2004. The favorable impact of state tax planning on the composite tax rate decreased income taxes $10.1 million, including $8.6 million reflecting the composite tax rate change on deferred tax balances resulting from book to tax temporary differences. An additional $10.1 million decrease is attributable to the reserves for the interest component of the IRS 1995-1999 audit settlement, which offset interest expense and had no impact on income from continuing operations. Income taxes also decreased by $5.9 million due to the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	2005	2004	2003
	(millions)
Operating revenues	$1,474.0	$1,372.4	$1,091.0
Purchased power	(1,368.4)	(1,247.5)	(968.9)
Other operating expenses	(53.4)	(51.3)	(42.1)
Depreciation and amortization	(6.4)	(4.8)	(1.7)
Gain (loss) on property	(0.1)	-	-
Operating income	45.7	68.8	78.3
Non-operating income (expenses)	2.5	1.7	1.0
Interest charges	(3.4)	(0.7)	(0.4)
Income taxes	(16.6)	(24.3)	(30.2)
Minority interest in subsidiaries	-	(3.0)	(9.1)
Net income	$28.2	$42.5	$39.6

Retail MWhs delivered decreased 4% to 19.5 million in 2005 compared to 2004. The average retail gross margin per MWh declined 14% to $5.19 in 2005. The decline in average retail gross margin per MWh in 2005 compared to 2004 was primarily due to an environment of higher and less volatile energy prices, flat to higher forward electricity prices and $8.3 million in 2005 SECA charges in excess of recoveries. The negative impacts on average retail gross margin per MWh were partially offset by $6.8 million for two significant opportunities to manage retail portfolio load requirements, a $2.5 million favorable reduction of a gross receipts tax contingency and an $0.8 million change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

Retail MWhs delivered increased 22% in 2004 compared to 2003. In 2004, Great Plains Energy, through IEC, purchased an additional 11.45% indirect interest in Strategic Energy resulting in a $1.8 million increase in net income. The increase to net income was partially offset by a 16% decline in the average retail gross margin per MWh to $6.01 in 2004. The decline in average retail gross margin is primarily due to the roll-off of older, higher margin contracts, price discounts driven by a more competitive market and persistently higher commodity prices and a $4.2 million increase in tax reserves. The negative impacts on average retail gross margin per MWh were partially offset by a $1.7 million change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin. Strategic Energy purchases blocks of electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume included in blocks of purchased power. Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts and are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $181.2 million, $173.3 million and $91.2 million in 2005, 2004 and 2003, respectively. Additionally, in certain markets, load-serving entities are required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Net changes in fair value reduced purchased power expenses by $2.5 million in 2005, $1.7 million in 2004 and were insignificant for 2003. See Note 21 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $2.1 million in 2005 compared to 2004 primarily due to increased employee related expenses including increased severance and incentive compensation, partially offset by a 11% decrease in full time employees to 240 in 2005. Strategic Energy’s other operating expenses increased $9.2 million in 2004 compared to 2003; a 22% increase driven mainly by higher staffing levels associated with the continued growth of Strategic Energy. Additionally, higher consulting expenses associated with new software development initiatives and higher general tax expenses primarily due to higher capital stock and franchise tax rates increased 2004 other operating expenses compared to 2003.

Strategic Energy Income Taxes
Strategic Energy’s income taxes decreased $7.7 million in 2005 compared to 2004 reflecting lower taxable income partially offset by a net $3.2 million decrease in the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement. Strategic Energy’s income taxes decreased $5.9 million in 2004 compared to 2003 reflecting lower taxable income and additional tax benefits. The additional benefits included $3.1 million due to the allocation of tax benefits from holding company losses pursuant to the Company's intercompany tax allocation agreement and a slight decrease due to the favorable impact of state tax planning on the composite tax rate.

OTHER NON-REGULATED ACTIVITES

Investment in Affordable Housing Limited Partnerships - KLT Investments
KLT Investments Inc.’s (KLT Investments) net income in 2005 totaled $5.7 million (including an after tax reduction of $6.2 million in its affordable housing investment) compared to net income of $11.2 million in 2004 (including an after tax reduction of $4.6 million in its affordable housing investment) and net income of $8.1 million in 2003 (including an after tax reduction of $6.7 million in its affordable housing investment).

On a quarterly basis, KLT Investments compares the cost of properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $10.0 million, $7.5 million and $11.0 million in 2005, 2004 and 2003, respectively. Pre-tax reductions in affordable housing investments are estimated to be $1 million in 2006 and $2 million in 2007. These projections are based on the latest information available but the ultimate amount and timing of actual reductions could be significantly different from the above estimates. The properties underlying the partnership investment are subject to certain risks inherent in real estate ownership and management. Even after these estimated reductions, net income from the investments in affordable housing is expected to be positive for 2006 through 2008.

KLT Investments accrued tax credits related to its investments in affordable housing limited partnerships of $15.4 million, $18.3 million and $19.1 million in 2005, 2004 and 2003, respectively. Management estimates tax credits will be $9 million, $5 million and $2 million for 2006 through 2008, respectively.

KLT Gas Discontinued Operations
Discontinued operations decreased net income $9.2 million in 2005 compared to 2004 primarily due to a gain on the 2004 sale of the KLT Gas portfolio, partially offset by losses from the wind down operations and for an arbitration settlement in 2005. KLT Gas’ discontinued operations loss in 2003 was $36.1 million including impairments and operating losses. See Note 8 to the consolidated financial statements for additional information.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (DECEMBER 31, 2005 COMPARED TO DECEMBER 31, 2004)

•
Great Plains Energy’s restricted cash and supplier collateral decreased $5.8 million due to certain Strategic Energy suppliers posting letters of credit to satisfy collateral requirements rather than cash.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories decreased $4.0 million primarily due to $9.3 million in fewer coal deliveries resulting from railroad performance issues partially offset by an increase in coal due to physical inventory adjustments.

•
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from an asset of $13.1 million at December 31, 2004, to a liability of $1.3 million. The change in the fair value of Strategic Energy’s energy-related derivative instruments increased the liability $10.1 million. Consolidated KCP&L’s deferred income taxes - current assets decreased $3.9 million partially due to a lower nuclear fuel outage reserve resulting from the completion of the scheduled spring 2005 refueling. Consolidated KCP&L’s deferred income taxes - current assets were reclassified to a current liability during consolidation with Great Plains Energy.

•
Great Plains Energy’s derivative instruments - current assets increased $32.8 million primarily due to an increase in Strategic Energy’s energy-related derivative instruments of $33.2 million due to additional contract volume and an increase in fair value as a result of changes in forward market prices for power.

•	Great Plains Energy’s affordable housing limited partnerships decreased $13.1 million due to reductions in the valuation of the properties held by KLT Investments.

•
Great Plains Energy’s other - nonutility property and investments decreased $15.4 million primarily due to a $2.3 million decrease related to the sale and write off of investments and a decrease at consolidated KCP&L. Consolidated KCP&L’s other - nonutility property and investments decreased $12.9 million primarily due to KCP&L receiving a return of its net investment from the Central Interstate Low Level Radioactive Waste Compact Commission.

•
Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $47.1 million due to $25.3 million in contract payments related to wind generation and environmental equipment upgrades and normal construction activity.

•
Great Plains Energy’s and consolidated KCP&L’s regulatory assets increased $35.6 million primarily due to the regulatory accounting treatment for pension expense and the change in Wolf Creek depreciable life for Missouri regulatory purposes in accordance with MPSC and KCC orders. Additionally, adopting FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations” during 2005 increased regulatory assets $13.2 million.

•
Great Plains Energy’s derivative instruments - deferred charges and other assets increased $19.5 million primarily due to a $20.2 million increase in Strategic Energy’s energy-related derivative instruments due to additional contract volume and an increase in fair value as a result of changes in forward market prices for power.

•
Great Plains Energy’s other - deferred charges and other assets decreased $8.6 million primarily due to IEC’s amortization of $15.0 million for the intangible assets related to the 2004 purchase of an additional indirect interest in Strategic Energy partially offset by consolidated KCP&L. Consolidated KCP&L’s other - deferred charges and other assets increased $7.0 million primarily due to a reclass from accrued taxes of an $8.8 million income tax refund receivable that management expects to be delayed until the related IRS audit cycle can be completed.

•
Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $31.9 million primarily due to $25.3 million in contract payments related to wind generation and environmental equipment upgrades and timing of cash payments.

•	Great Plains Energy’s and consolidated KCP&L’s accounts payable increased $31.5 million and $21.9 million, respectively, primarily due to timing of cash payments.

•
Great Plains Energy’s accrued taxes decreased $9.9 million primarily due to the timing of tax payments and Strategic Energy’s payment of accrued gross receipts taxes and the reversal of a reserve related to an audit settlement. Consolidated KCP&L’s accrued taxes decreased $7.0 million due to the timing of tax payments partially offset by an increase related to a reclass of an $8.8 million income tax refund receivable to other deferred charges and other assets.

•
Great Plains Energy’s and consolidated KCP&L’s ARO increased $32.2 million primarily due to $11.3 million related to revised decommissioning cost estimates for Wolf Creek, $7.5 million of accretion and a $15.4 million addition due to adopting FIN No. 47 during 2005.

•
Great Plains Energy’s and consolidated KCP&L’s regulatory liabilities increased $65.5 million primarily due to KCP&L’s regulatory treatment of SO2 emission allowance sales totaling $61.0 million and $4.3 million of additional Wolf Creek amortization for Missouri regulatory purposes. See Note 5 to the consolidated financial statements.

•
Great Plains Energy’s derivative instruments - deferred credits and other liabilities increased $7.6 million primarily due to Strategic Energy’s derivative instruments increasing $5.0 million related to an increase in fair value as a result of changes in forward market prices for power. Consolidated KCP&L’s derivative instruments - deferred credits and other liabilities increased

$2.6 million due to a change in the fair value of KCP&L’s interest rate swaps on its 1998 Series A, B and D EIRR bonds.

•
Great Plains Energy’s other - deferred credits and other liabilities decreased $18.5 million primarily due to IEC’s $11.6 million amortization of the liability for the fair value of acquired retail contracts related to the 2004 purchase of an additional indirect interest in Strategic Energy. Consolidated KCP&L’s other - deferred credits and other liabilities decreased $4.4 million primarily due to KCP&L receiving a return of its net investment from the Central Interstate Low Level Radioactive Waste Compact Commission.

•
Great Plains Energy’s accumulated other comprehensive loss decreased $33.3 million primarily due to the increase in fair value as a result of changes in forward market prices for power of Strategic Energy’s energy-related cash flow hedges. Consolidated KCP&L’s accumulated other comprehensive loss decreased $10.4 million primarily due to the fair values of the Treasury Locks (T-Locks), which were entered into and settled during 2005. See Note 21 to the consolidated financial statements.

•
Great Plains Energy’s long-term debt increased $184.4 million. Consolidated KCP&L’s long-term debt increased $186.1 million primarily due to a $250.0 million issuance of senior notes and an $85.9 million issuance of Series 2005 EIRR bonds partially offset by the $145.3 million redemption of debt related to the buyout of the Combustion Turbine Synthetic Lease. EIRR bonds classified as current and current maturities decreased as a result of the repayment and remarketing of the respective bonds.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries. Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries and proceeds from the issuance of its securities.

Great Plains Energy’s capital requirements are principally comprised of KCP&L’s utility construction and other capital expenditures, debt maturities and credit support provided to Strategic Energy. These items as well as additional cash and capital requirements for the companies are discussed below.

Great Plains Energy's liquid resources at December 31, 2005, consisted of $103.1 million of cash and cash equivalents on hand, including $3.0 million at consolidated KCP&L, and $739.7 million of unused bank lines of credit. The unused lines consisted of $218.1 million from KCP&L's revolving credit facility, $59.8 million from Strategic Energy’s revolving credit facility and $461.8  million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements. At February 28, 2006, Great Plains Energy’s and consolidated KCP&L’s unused bank lines of credit had increased $16.3 million and $9.3 million, respectively, from the amounts at December 31, 2005.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds. KCP&L might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

KCP&L currently expects to fund its comprehensive energy plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's proceeds of new equity financing and 2004 FELINE PRIDESSM equity in 2007, new debt financing, and internally generated funds.

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees, capital expenditures and dividends to its indirect interest holders with internally generated funds. Strategic Energy might not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. Cash flows from operating activities for Great Plains Energy and consolidated KCP&L increased during 2005 compared to 2004 primarily due to KCP&L’s sales of SO2 emission allowances totaling $61.0 million and KCP&L’s $12.0 million cash settlement on the T-Locks, discussed in significant financing activities. KCP&L’s net income after consideration of non-cash items decreased primarily due to the decrease in operating income discussed in consolidated KCP&L’s results of operations section. The timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Additionally, Great Plains Energy’s cash flows from operating activities reflects a decrease in Strategic Energy’s net income due to fewer MWhs delivered and a decline in average retail gross margin per MWh.

The decrease in cash flows from operating activities for Great Plains Energy in 2004 compared to 2003 was primarily due to the changes in working capital detailed in Note 2 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations. In addition, the timing of the Wolf Creek outage affects the refueling outage accrual, deferred income taxes and amortization of nuclear fuel. Consolidated KCP&L’s cash flow from operating activities increased in 2004 compared to 2003 partially due to a $26.1 million increase in net income and the changes in working capital detailed in Note 2 to the consolidated financial statements.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property. Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $136.7 million and $141.6 million, respectively, during 2005 compared to 2004. KCP&L exercised its early termination option in the Combustion Turbine Synthetic Lease and subsequently paid $154.0 million to purchase the leased property and made contract payments totaling $25.3 million related to wind generation and environmental equipment upgrades. These payments were partially offset by the $28.5 million buyout of KCP&L’s operating lease for vehicles and heavy equipment in 2004. The increases in capital expenditures were partially offset by KCP&L’s receipt of $10.0 million for insurance recoveries related to Hawthorn No. 5 during 2005.

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

Cash Flows from Financing Activities
The changes in Great Plains Energy’s and consolidated KCP&L’s cash flows from financing activities in 2005 compared to 2004 and in 2004 compared to 2003 reflect KCP&L’s retirement of $54.5 million of its medium-term notes and its redemption of $154.6 million of 8.3% Junior Subordinated Deferred Interest Bonds from KCPL Financing I during 2004. KCPL Financing I used those proceeds to redeem the $4.6 million common securities held by KCP&L and the $150.0 million of 8.3% Trust Preferred Securities. These 2004 financing activities at consolidated KCP&L were offset by $225.0 million in equity contributions from Great Plains Energy. Great Plains Energy’s 2004 financing activities reflect proceeds of $150.0 million from the June 2004 issuance of 5.0 million shares of common stock at $30 per share and proceeds of $163.6 million from the issuance of 6.5 million FELINE PRIDES. Great Plains Energy used the proceeds to repay short-term borrowings and to fund the equity contributions to KCP&L. Fees related to these issuances were $10.2 million. See Note 19 to the consolidated financial statements for additional information.

During 2005, KCP&L redeemed its secured 1994 series EIRR bonds totaling $35.9 million by issuing secured EIRR Bonds Series 2005 also totaling $35.9 million: $14.0 million at a fixed rate of 4.05% until maturity at March 1, 2015, and $21.9 million at a fixed rate of 4.65% until maturity at September 1, 2035. KCP&L also redeemed its unsecured Series C EIRR bonds totaling $50.0 million by issuing unsecured EIRR Bonds Series 2005 also totaling $50.0 million at a fixed rate of 4.65% until maturity at September 1, 2035. The previous interest rate periods on these two series, with interest rates of 2.25% and 2.38%, respectively, expired on August 31, 2005. Both of the redeemed series were classified as current liabilities at December 31, 2004. Both of the new EIRR Bonds Series 2005 are covered by municipal bond insurance policies issued by XL Capital Assurance Inc. (XLCA). The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2005, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

KCP&L had $625.0 million of outstanding unsecured senior notes at December 31, 2005 and 2004. During 2005, KCP&L completed a private placement of $250.0 million of 6.05% unsecured senior notes, maturing in 2035. The proceeds from the issuance were used to repay the 7.125% unsecured senior notes that matured in 2005. Pursuant to its obligations under a registration rights agreement entered into in connection with the private placement, KCP&L plans to file in 2006 an S-4 registration statement for the exchange of registered 6.05% unsecured senior notes for the $250.0 million privately placed notes. The registered notes will carry the same terms and conditions as the privately placed issue without, except in limited circumstances, transfer restrictions and payment of additional interest provisions.

Significant Financing Activities
KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In November 2005, the MPSC authorized KCP&L to issue up to $635 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009. Under stipulations with the MPSC and the KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.

In February 2006, FERC authorized KCP&L to issue up to $300.0 million in outstanding short-term debt instruments through February 2008. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.

During the first quarter of 2006, KCP&L entered into a Forward Starting Swap with a notional principal amount of $110 million to hedge interest rate volatility on the first $110 million of the anticipated refinancing of KCP&L’s $225 million senior notes that mature in March 2007.

During 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued in 2005. The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt and KCP&L received $12.0 million in cash for the settlement. See Note 21 to the consolidated financial statements.

During 2005, KCP&L entered into a revolving agreement to sell all of its retail electric accounts receivable to Receivables Company, which sold an undivided percentage ownership interest in the accounts receivable to an outside investor. Receivables Company received $70 million in cash from the outside investor, which was forwarded to KCP&L as consideration for its sale. KCP&L’s accounts receivable agreement is an additional source of liquidity with an all-in borrowing cost generally equal to or lower than KCP&L’s other sources of short-term borrowings including the revolving credit facility and commercial paper. See Note 3 to the consolidated financial statements for additional information.

Debt Agreements
Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. The facility contains a Material Adverse Change (MAC) clause that requires Great Plains Energy to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit the Company to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2005, the Company was in compliance with this covenant. At December 31, 2005, Great Plains Energy had $6.0 million of outstanding borrowings with an interest rate of 4.98% and had issued letters of credit totaling $38.5 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009 to provide support for its issuance of commercial paper and other general purposes. The facility contains a MAC clause that requires KCP&L to represent, prior to receiving funding, that no MAC has occurred. The clause does, however, permit KCP&L to access the facility even in the event of a MAC in order to repay maturing commercial paper. Available liquidity under this facility is not impacted by a decline in credit ratings unless the downgrade results in a MAC or occurs in the context of a merger, consolidation or sale. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the current facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2005, KCP&L was in compliance with this covenant. At December 31, 2005, KCP&L had $31.9 million of commercial paper outstanding and no cash borrowings under the facility. The weighted-average interest rate of the commercial paper was 4.35%.

During 2005, Strategic Energy entered into an amendment to its $125 million revolving credit facility with a group of banks. The amendment extends the expiration of the facility from June 2007 to June 2009 and increases the aggregate revolving loan commitment from $125 million to $135 million. So long as there is no default or unmatured default, Strategic Energy may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has currently guaranteed $25.0 million of this facility. The facility contains a MAC clause that requires Strategic Energy to represent, prior to receiving funding, that no MAC has occurred. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this amended agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this amended agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2005, Strategic Energy was in compliance with these covenants. At December 31, 2005, $75.2 million in letters of credit had been issued and there were no cash borrowings under the agreement, leaving $59.8 million of capacity available for loans and additional letters of credit.

Great Plains Energy has agreements with KLT Investments associated with notes KLT Investments issued to acquire its affordable housing investments. Great Plains Energy has agreed not to take certain actions including, but not limited to, merging, dissolving or causing the dissolution of KLT Investments, or withdrawing amounts from KLT Investments if the withdrawals would result in KLT Investments not being in compliance with minimum net worth and cash balance requirements. The agreements also give KLT Investments’ lenders the right to have KLT Investments repurchase the notes if Great Plains Energy’s senior debt rating falls below investment grade or if Great Plains Energy ceases to own at least 80% of KCP&L’s stock. At December 31, 2005, KLT Investments had $2.6 million in outstanding notes, including current maturities.

KCP&L Projected Utility Capital Expenditures
KCP&L’s utility capital expenditures, excluding allowance for funds used to finance construction, were $332.1 million, $190.5 million and $148.7 million in 2005, 2004 and 2003, respectively. Utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	2006	2007	2008
	(millions)
Generating facilities
Iatan No. 2 (a)	$30.7	$120.4	$274.5
Wind generation (a)	143.0	-	-
Environmental (a)	43.3	124.8	101.3
Other	49.3	53.1	53.9
Total generating facilities	266.3	298.3	429.7
Distribution and transmission facilities
Customer programs & asset management (a)	5.6	9.1	14.9
Other	93.4	83.9	84.4
Total distribution and transmission facilities	99.0	93.0	99.3
Nuclear fuel	20.9	25.2	1.1
General facilities	30.6	20.5	11.8
Total	$416.8	$437.0	$541.9
(a) Comprehensive energy plan

This utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L’s comprehensive energy plan for environmental investments and new capacity. See Note 5 to the consolidated financial statements.

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

The Company contributed $14.5 million to the plans in 2005, which included $10.0 million of funding above the minimum ERISA funding requirements. In 2004, the Company contributed $39.1 million to the plans, which included $4.1 million for minimum ERISA funding requirements and $35.0 million of additional funding. KCP&L contributed $13.8 million and $32.7 million of the contributions in 2005 and 2004, respectively.

The Company expects to contribute $20.0 million to the plans in 2006, which includes $6.0 million to meet ERISA funding requirements, all of which will be paid by KCP&L. Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements. Participants in the plans may request a lump-sum cash payment upon termination of their employment. A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding.

Legislative changes have been proposed that would alter the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and change the timing and manner in which required contributions to underfunded plans are made. If these proposals are adopted, the funding requirements could be significantly affected.

Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed. See Note 9 to the consolidated financial statements for additional information.

Credit Ratings
At December 31, 2005, the major credit rating agencies rated the companies’ securities as detailed in the following table.

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

None of the companies’ outstanding debt, except for the notes associated with affordable housing investments, requires the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation or sale. In the event of a downgrade, the companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities. Additionally, in KCP&L’s bond insurance policies on its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million and its secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings. See Note 19 to the consolidated financial statements.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers. At December 31, 2005, Strategic Energy’s five largest suppliers under forward supply contracts represented 76% of the total future dollar committed purchases. Four of Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade; and the non-investment grade rated supplier collateralizes its position with Strategic Energy. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages. Strategic Energy’s results of operations could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, as of December 31, 2005.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$205.3	$88.5	$116.8	3	$84.5
Non-Investment Grade	37.3	31.2	6.1	-	-
Internal rating
Investment Grade	3.0	-	3.0	-	-
Non-Investment Grade	9.7	5.7	4.0	-	-
Total	$255.3	$125.4	$129.9	3	$84.5

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$205.9	$(0.6)	$205.3
Non-Investment Grade	30.9	6.4	37.3
Internal rating
Investment Grade	2.9	0.1	3.0
Non-Investment Grade	7.8	1.9	9.7
Total	$247.5	$7.8	$255.3

External ratings are determined by using publicly available credit ratings of the counterparty. If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor. Internal ratings are determined by, among other things, an analysis of the counterparty’s financial statements and consideration of publicly available credit ratings of the counterparty’s parent. Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s Investors Service. Exposure before credit collateral has been calculated considering all netting agreements in place, netting accounts payable and receivable exposure with net mark-to-market exposure. Exposure before credit collateral, after consideration of all netting agreements, is impacted significantly by the power supply volume under contract with a given counterparty and the relationship between current market prices and contracted power supply prices. Credit collateral includes the amount of cash deposits and letters of credit received from counterparties. Net exposure has only been calculated for those counterparties to which Strategic Energy is exposed and excludes counterparties exposed to Strategic Energy.

In December 2005, Calpine Energy Services filed a motion in bankruptcy court seeking to reject a power sales agreement with Strategic Energy. A district court held that FERC, not the court, had jurisdiction over the agreement. The matter is currently pending at FERC. Strategic Energy has adequate supply in its existing portfolio to cover its position in the event the agreement is rejected and any rejection is not expected to materially affect its results of operations.

At December 31, 2005, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $47.0 million, of which 82% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $36.9 million limiting its exposure to these non-investment grade counterparties to $10.1 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
The information in the following tables is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Obligations

Payment due by period	2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	(millions)
Principal	$1.7	$226.1	$0.3	$163.6	$-	$755.3	$1,147.0
Interest	67.4	51.2	47.6	47.6	47.6	541.1	802.5
Lease obligations	17.1	15.4	14.9	10.7	8.4	91.0	157.5
Pension plans	20.0	-	-	-	-	-	20.0
Purchase obligations
Fuel	107.9	99.9	91.5	46.0	32.3	37.7	415.3
Purchased capacity	5.4	6.8	7.8	8.2	5.4	18.6	52.2
Purchased power	423.4	135.6	46.4	21.8	18.0	-	645.2
Other	33.6	5.6	2.9	-	-	-	42.1
Total contractual obligations	$676.5	$540.6	$211.4	$297.9	$111.7	$1,443.7	$3,281.8

Consolidated KCP&L Contractual Obligations

Payment due by period	2006	2007	2008	2009	2010	After 2010	Total
Long-term debt	(millions)
Principal	$-	$225.5	$-	$-	$-	$755.3	$980.8
Interest	54.2	43.4	40.6	40.6	40.6	541.1	760.5
Lease obligations	15.9	14.4	14.0	10.5	8.4	91.0	154.2
Pension plans	20.0	-	-	-	-	-	20.0
Purchase obligations
Fuel	107.9	99.9	91.5	46.0	32.3	37.7	415.3
Purchased capacity	5.4	6.8	7.8	8.2	5.4	18.6	52.2
Other	33.6	5.6	2.9	-	-	-	42.1
Total contractual obligations	$237.0	$395.6	$156.8	$105.3	$86.7	$1,443.7	$2,425.1

Long-term debt includes current maturities. Long-term debt principal excludes $1.8 million discount on senior notes and the $2.6 million liability for the fair value adjustment to the EIRR bonds related to interest rate swaps. FELINE PRIDES senior notes totaling $163.6 million mature in 2009, but must be remarketed between August 16, 2006 and February 16, 2007. Variable rate interest obligations are based on rates as of December 31, 2005. See Note 19 to the consolidated financial statements for additional information.

Lease obligations include capital and operating lease obligations; capital lease obligations are $0.2 million per year for the years 2006 through 2010 and total $3.9 million after 2010. Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.

KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($22.7 million total) of the amounts included in the table above. See Note 13 to the consolidated financial statements for additional information regarding contractual commitments.

The Company expects to contribute $20.0 million to the plans in 2006, which includes $6.0 million to meet ERISA funding requirements, all of which will be paid by KCP&L. Minimum ERISA funding requirements for future periods after 2006 are not yet known.

Fuel represents KCP&L’s 47% share of Wolf Creek nuclear fuel commitments, KCP&L’s share of coal purchase commitments based on estimated prices to supply coal for generating plants and KCP&L’s share of rail transportation commitments for moving coal to KCP&L’s generating units.

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $11.4 million for 2006, $11.2 million per year for 2007 through 2010 and $12.3 million after 2010.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has firm energy sales contracts not included above for 2006 and 2007 totaling $41.1 million and $4.2 million, respectively.

Other purchase obligations represent individual commitments entered into in the ordinary course of business.

Strategic Energy has entered into financial swaps in certain markets to limit the unfavorable effect that future price increases will have on future electricity purchases. These financial swaps settle during the same period as power flows to the retail customer and could result in a cash obligation or a cash receipt. Due to the uncertainty of the future cash flows, these financial swaps have been omitted from the table above.

Great Plains Energy and consolidated KCP&L have long-term liabilities recorded on their consolidated balance sheets at December 31, 2005, under GAAP that do not have a definitive cash payout date and are not included in the table above.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. The information in the following table is provided to summarize these agreements.

Other Commercial Commitments Outstanding

	Amount of commitment expiration per period
	2006	2007	2008	2009	2010	After 2010	Total
	(millions)
Great Plains Energy Guarantees	$123.0	$1.0	$1.0	$0.9	$-	$-	$125.9
Consolidated KCP&L Guarantees	1.0	1.0	1.0	0.9	-	-	3.9

KCP&L is contingently liable for guaranteed energy savings under an agreement with a customer, guaranteeing an aggregate value of approximately $3.9 million over the next four years. A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee. Great Plains Energy has provided $122.0 million of guarantees to support certain Strategic Energy power purchases and regulatory requirements. At December 31, 2005, guarantees related to Strategic Energy are as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $58.0 million, which expire in 2006,

•	Great Plains Energy provides indemnifications to the issuers of surety bonds totaling $0.5 million, which expire in 2006,

•	Great Plains Energy guarantees related to letters of credit totaling $25.0 million, which expire in 2006 and

•	Great Plains Energy letters of credit totaling $38.5 million.

The table above does not include guarantees related to bond insurance policies that KCP&L has as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million and EIRR Bond Series 2005 totaling $85.9 million. The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, Great Plains Energy and consolidated KCP&L face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis. See Item 1A. Risk Factors and Item. 7 MD&A for further discussion of the companies’ risk factors.

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results. During the normal course of business, under the direction and control of internal risk management committees, the companies’ hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices to be effective, it is not possible to identify and eliminate all risk. The companies could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties.

Derivative instruments are frequently utilized to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives and instruments listed and traded on an exchange. The companies maintain commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated net income fluctuations caused by commodity price volatility.

Interest Rate Risk
Great Plains Energy and consolidated KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may be used to achieve the desired combination. Using outstanding balances and annualized interest rates as of December 31, 2005, a hypothetical 10% increase in the interest rates associated with long-term variable rate debt would result in an increase of less than $1.1 million in interest expense for 2006. Additionally, interest rates impact the fair value of long-term debt. Also, KCP&L had $31.9 million of commercial paper outstanding at December 31, 2005. The principal amount, which will vary during the year, of the commercial paper will drive KCP&L’s commercial paper interest expense. Assuming that $31.9 million of commercial paper was outstanding for all of 2006, a hypothetical 10% increase in commercial paper rates would result in an increase of less than $0.2 million in interest expense for 2006. A change in interest rates would impact the Company to the extent it redeemed any of its outstanding long-term debt. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were 1% below fair values at December 31, 2005.

Commodity Risk
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity.

KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity and long, intermediate and short-term capacity or power purchase agreements. The agreements contain penalties for non-performance to limit KCP&L’s energy price risk on the contracted energy. KCP&L also enters into additional power purchase agreements with the objective of obtaining the most economical energy to meet its physical delivery obligations to customers. KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through its generation assets and capacity and power purchase agreements to protect it from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% increase in the market price of power could result in a $5.3 million decrease in operating income for 2006 related to purchased power. In 2006, approximately 77% of KCP&L’s net MWhs generated are expected to be coal-fired. KCP&L currently has all of its coal requirements for 2006 under contract. A hypothetical 10% increase in the market price of coal could result in less than a $1.0 million increase in fuel expense for 2006. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $2.4 million in fuel expense for 2006. At December 31, 2005, KCP&L did not have any of its 2006 projected natural gas usage for generation requirements to serve retail load and firm MWh sales hedged. KCP&L had slightly under half of its 2005 projected natural gas usage for generation requirements to serve retail load and firm MWh sales hedged at December 31, 2004.

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility. In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive. Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. A hypothetical 10% increase in the cost of purchased power could result in less than $2.2 million increase in purchased power expense for 2006.

Strategic Energy has historically utilized certain derivative instruments to protect against significant price volatility for purchased power that have qualified for the NPNS exception, in accordance with SFAS No. 133, as amended. However, as certain markets continue to develop, some derivative instruments may no longer qualify for the NPNS exception. As such, Strategic Energy is designating these derivative instruments as cash flow hedges, where appropriate, which could result in future increased volatility in derivative assets and liabilities, OCI and net income above levels historically experienced. Derivative instruments that were designated as NPNS are accounted for by accrual accounting, which requires the effects of the derivative to be recorded when the derivative contract settles. Accordingly, the increase in derivatives accounted for as cash flow hedges, and the corresponding decrease in derivatives accounted for as NPNS transactions, may affect the timing and nature of accounting recognition, but does not change the underlying economics of the transactions.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2005, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $4.2 million reduction in the value of the decommissioning trust funds at December 31, 2005. A hypothetical 10% decrease in equity prices would have resulted in a $4.4 million reduction in the fair value of the equity securities at December 31, 2005. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. A hypothetical 10% decrease in market prices of the securities held as collateral could result in a decrease of less than $1.0 million in pre-tax net income for 2006.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Statements of Income

Year Ended December 31	2005	2004	2003
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$1,130,792	$1,090,067	$1,054,900
Electric revenues - Strategic Energy	1,471,490	1,370,760	1,089,663
Other revenues	2,600	3,191	3,482
Total	2,604,882	2,464,018	2,148,045
Operating Expenses
Fuel	207,875	179,362	160,327
Purchased power - KCP&L	61,263	52,533	53,163
Purchased power - Strategic Energy	1,368,419	1,247,522	968,967
Other	327,749	324,237	295,383
Maintenance	90,350	83,603	85,416
Depreciation and amortization	153,080	150,071	142,763
General taxes	109,436	102,756	98,461
(Gain) loss on property	3,544	5,133	(23,703)
Total	2,321,716	2,145,217	1,780,777
Operating income	283,166	318,801	367,268
Non-operating income	19,505	6,799	7,414
Non-operating expenses	(16,745)	(15,184)	(20,462)
Interest charges	(73,787)	(83,030)	(76,171)
Income from continuing operations before income taxes, minority
interest in subsidiaries and loss from equity investments	212,139	227,386	278,049
Income taxes	(39,691)	(54,451)	(78,565)
Minority interest in subsidiaries	(7,805)	2,131	(7,764)
Loss from equity investments, net of income taxes	(434)	(1,531)	(2,018)
Income from continuing operations	164,209	173,535	189,702
Discontinued operations, net of income taxes (Note 8)	(1,899)	7,276	(44,779)
Net income	162,310	180,811	144,923
Preferred stock dividend requirements	1,646	1,646	1,646
Earnings available for common shareholders	$160,664	$179,165	$143,277

Average number of common shares outstanding	74,597	72,028	69,206

Basic and diluted earnings (loss) per common share
Continuing operations	$2.18	$2.39	$2.72
Discontinued operations	(0.03)	0.10	(0.65)
Basic and diluted earnings per common share	$2.15	$2.49	$2.07

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2005	2004
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$103,068	$127,129
Restricted cash	1,900	7,700
Receivables, net	259,043	247,184
Fuel inventories, at average cost	17,073	21,121
Materials and supplies, at average cost	57,017	54,432
Deferred income taxes	-	13,065
Assets of discontinued operations	627	749
Derivative instruments	39,189	6,372
Other	13,001	14,485
Total	490,918	492,237
Nonutility Property and Investments
Affordable housing limited partnerships	28,214	41,317
Nuclear decommissioning trust fund	91,802	84,148
Other	17,291	32,739
Total	137,307	158,204
Utility Plant, at Original Cost
Electric	4,959,539	4,841,355
Less-accumulated depreciation	2,322,813	2,196,835
Net utility plant in service	2,636,726	2,644,520
Construction work in progress	100,952	53,821
Nuclear fuel, net of amortization of $115,240 and $127,631	27,966	36,109
Total	2,765,644	2,734,450
Deferred Charges and Other Assets
Regulatory assets	179,922	144,345
Prepaid pension costs	98,295	119,811
Goodwill	87,624	86,767
Derivative instruments	21,812	2,275
Other	52,204	60,812
Total	439,857	414,010
Total	$3,833,726	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2005	2004
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$6,000	$20,000
Commercial paper	31,900	-
Current maturities of long-term debt	1,675	253,230
EIRR bonds classified as current	-	85,922
Accounts payable	231,496	199,952
Accrued taxes	37,140	46,993
Accrued interest	13,329	11,598
Accrued payroll and vacations	36,024	32,462
Accrued refueling outage costs	8,974	13,180
Deferred income taxes	1,351	-
Supplier collateral	1,900	7,700
Liabilities of discontinued operations	64	2,129
Derivative instruments	7,411	2,434
Other	25,658	22,497
Total	402,922	698,097
Deferred Credits and Other Liabilities
Deferred income taxes	621,359	632,160
Deferred investment tax credits	29,698	33,587
Asset retirement obligations	145,907	113,674
Pension liability	87,355	95,805
Regulatory liabilities	69,641	4,101
Derivative instruments	7,750	112
Other	65,787	84,311
Total	1,027,497	963,750
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,783,824 and 74,394,423 shares issued, stated value	777,216	765,482
Unearned compensation	(2,088)	(1,393)
Capital stock premium and expense	(30,671)	(32,112)
Retained earnings	488,001	451,491
Treasury stock-43,376 and 28,488 shares, at cost	(1,304)	(856)
Accumulated other comprehensive loss	(7,727)	(41,018)
Total	1,223,427	1,141,594
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 19)	1,140,880	956,460
Total	2,403,307	2,137,054
Commitments and Contingencies (Note 13)
Total	$3,833,726	$3,798,901

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

		Revised	Revised
Year Ended December 31	2005	2004	2003
Cash Flows from Operating Activities		(thousands)
Net income	$162,310	$180,811	$144,923
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	153,080	150,090	143,712
Amortization of:
Nuclear fuel	13,374	14,159	12,334
Other	10,580	11,827	11,626
Deferred income taxes, net	(23,021)	30,319	17,058
Investment tax credit amortization	(3,889)	(3,984)	(3,994)
Loss from equity investments	434	1,531	2,018
(Gain) loss on property	3,295	(9,686)	30,797
Minority interest in subsidiaries	7,805	(2,131)	7,764
Other operating activities (Note 2)	92,923	(18,866)	20,857
Net cash from operating activities	416,891	354,070	387,095
Cash Flows from Investing Activities
Utility capital expenditures	(327,283)	(190,548)	(148,675)
Allowance for borrowed funds used during construction	(1,598)	(1,498)	(1,368)
Purchases of investments	(14,976)	(35,003)	-
Purchases of nonutility property	(6,853)	(6,108)	(22,746)
Proceeds from sale of assets and investments	17,369	67,457	33,277
Purchases of nuclear decommissioning trust investments	(34,607)	(49,720)	(111,699)
Proceeds from nuclear decommissioning trust investments	31,055	46,167	108,179
Purchase of additional indirect interest in Strategic Energy	-	(90,033)	-
Hawthorn No. 5 partial insurance recovery	10,000	30,810	3,940
Hawthorn No. 5 partial litigation settlements	-	1,139	17,263
Other investing activities	(930)	(7,081)	(1,220)
Net cash from investing activities	(327,823)	(234,418)	(123,049)
Cash Flows from Financing Activities
Issuance of common stock	9,061	153,662	-
Issuance of long-term debt	334,417	163,600	-
Issuance fees	(4,522)	(14,496)	(266)
Repayment of long-term debt	(339,152)	(213,943)	(133,181)
Net change in short-term borrowings	17,900	(67,000)	42,320
Dividends paid	(125,484)	(120,806)	(116,527)
Other financing activities	(5,975)	(7,309)	(7,598)
Net cash from financing activities	(113,755)	(106,292)	(215,252)
Net Change in Cash and Cash Equivalents	(24,687)	13,360	48,794
Less: Net Change in Cash and Cash Equivalents from
Discontinued Operations	(626)	458	73
Cash and Cash Equivalents at Beginning of Year	127,129	114,227	65,506
Cash and Cash Equivalents at End of Year	$103,068	$127,129	$114,227

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	74,394,423	$765,482	69,259,203	$611,424	69,196,322	$609,497
Issuance of common stock	313,026	9,400	5,121,887	153,662	-	-
Issuance of restricted common stock	76,375	2,334	13,333	396	62,881	1,927
Ending balance	74,783,824	777,216	74,394,423	765,482	69,259,203	611,424
Unearned Compensation
Beginning balance		(1,393)		(1,633)		-
Issuance of restricted common stock		(2,434)		(396)		(1,927)
Forfeiture of restricted common stock		324		-		-
Compensation expense recognized		1,415		636		294
Ending balance		(2,088)		(1,393)		(1,633)
Capital Stock Premium and Expense
Beginning balance		(32,112)		(7,240)		(7,744)
Issuance of common stock		-		(5,434)		-
Equity compensation expense		1,394		181		443
FELINE PRIDESSM purchase contract
adjustment, allocated fees and expenses		-		(19,603)		-
Other		47		(16)		61
Ending balance		(30,671)		(32,112)		(7,240)
Retained Earnings
Beginning balance		451,491		391,750		363,579
Net income		162,310		180,811		144,923
Loss on reissuance of treasury stock		-		(193)		-
Dividends:
Common stock		(123,838)		(119,160)		(114,881)
Preferred stock - at required rates		(1,646)		(1,646)		(1,646)
Performance shares		(260)		-		-
Options		(56)		(71)		(225)
Ending balance		488,001		451,491		391,750
Treasury Stock
Beginning balance	(28,488)	(856)	(3,265)	(121)	(152)	(4)
Treasury shares acquired	(18,385)	(553)	(54,683)	(1,645)	(85,000)	(2,332)
Treasury shares reissued	3,497	105	29,460	910	81,887	2,215
Ending balance	(43,376)	(1,304)	(28,488)	(856)	(3,265)	(121)
Accumulated Other Comprehensive Loss
Beginning balance		(41,018)		(36,886)		(25,858)
Derivative hedging activity, net of tax		28,397		931		(598)
Minimum pension obligation, net of tax		4,894		(5,063)		(10,430)
Ending balance		(7,727)		(41,018)		(36,886)
Total Common Shareholders' Equity		$1,223,427		$1,141,594		$957,294

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2005	2004	2003
	(thousands)
Net income	$162,310	$180,811	$144,923
Other comprehensive income
Gain on derivative hedging instruments	84,070	2,649	7,712
Income taxes	(34,718)	(1,126)	(3,359)
Net gain on derivative hedging instruments	49,352	1,523	4,353
Reclassification to expenses, net of tax	(20,955)	(592)	(4,951)
Derivative hedging activity, net of tax	28,397	931	(598)
Change in minimum pension obligation	8,722	(7,624)	(17,100)
Income taxes	(3,828)	2,561	6,670
Net change in minimum pension obligation	4,894	(5,063)	(10,430)
Comprehensive income	$195,601	$176,679	$133,895

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2005	2004	2003
Operating Revenues	(thousands)
Electric revenues	$1,130,792	$1,090,067	$1,054,900
Other revenues	113	1,568	2,101
Total	1,130,905	1,091,635	1,057,001
Operating Expenses
Fuel	207,875	179,362	160,327
Purchased power	61,263	52,533	53,163
Other	265,707	259,699	241,701
Maintenance	90,321	83,535	85,391
Depreciation and amortization	146,610	145,246	140,955
General taxes	104,823	98,984	95,590
(Gain) loss on property	4,613	5,133	(1,603)
Total	881,212	824,492	775,524
Operating income	249,693	267,143	281,477
Non-operating income	16,104	5,402	5,251
Non-operating expenses	(4,281)	(7,407)	(8,280)
Interest charges	(61,841)	(74,170)	(70,294)
Income from continuing operations before
income taxes and minority interest in subsidiaries	199,675	190,968	208,154
Income taxes	(48,213)	(52,763)	(83,572)
Minority interest in subsidiaries	(7,805)	5,087	1,263
Income from continuing operations	143,657	143,292	125,845
Discontinued operations, net of income taxes (Note 8)	-	-	(8,690)
Net income	$143,657	$143,292	$117,155

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2005	2004
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$2,961	$51,619
Receivables, net	70,264	63,366
Fuel inventories, at average cost	17,073	21,121
Materials and supplies, at average cost	57,017	54,432
Deferred income taxes	8,944	12,818
Prepaid expenses	11,292	12,511
Derivative instruments	-	363
Total	167,551	216,230
Nonutility Property and Investments
Nuclear decommissioning trust fund	91,802	84,148
Other	7,694	20,576
Total	99,496	104,724
Utility Plant, at Original Cost
Electric	4,959,539	4,841,355
Less-accumulated depreciation	2,322,813	2,196,835
Net utility plant in service	2,636,726	2,644,520
Construction work in progress	100,952	53,821
Nuclear fuel, net of amortization of $115,240 and $127,631	27,966	36,109
Total	2,765,644	2,734,450
Deferred Charges and Other Assets
Regulatory assets	179,922	144,345
Prepaid pension costs	98,002	116,024
Derivative instruments	-	674
Other	27,905	20,947
Total	305,829	281,990
Total	$3,338,520	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2005	2004
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$500	$24
Commercial paper	31,900	-
Current maturities of long-term debt	-	250,000
EIRR bonds classified as current	-	85,922
Accounts payable	106,040	84,105
Accrued taxes	27,448	34,497
Accrued interest	11,549	9,800
Accrued payroll and vacations	27,520	22,870
Accrued refueling outage costs	8,974	13,180
Other	8,600	8,327
Total	222,531	508,725
Deferred Credits and Other Liabilities
Deferred income taxes	627,048	654,055
Deferred investment tax credits	29,698	33,587
Asset retirement obligations	145,907	113,674
Pension liability	85,301	90,491
Regulatory liabilities	69,641	4,101
Derivative instruments	2,601	-
Other	38,387	42,832
Total	998,583	938,740
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	887,041	887,041
Retained earnings	283,850	252,893
Accumulated other comprehensive loss	(29,909)	(40,334)
Total	1,140,982	1,099,600
Long-term debt (Note 19)	976,424	790,329
Total	2,117,406	1,889,929
Commitments and Contingencies (Note 13)
Total	$3,338,520	$3,337,394

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

			Revised
Year Ended December 31	2005	2004	2003
Cash Flows from Operating Activities	(thousands)
Net income	$143,657	$143,292	$117,155
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	146,610	145,246	140,955
Amortization of:
Nuclear fuel	13,374	14,159	12,334
Other	7,681	7,719	9,350
Deferred income taxes, net	(33,408)	10,861	34,285
Investment tax credit amortization	(3,889)	(3,984)	(3,994)
(Gain) loss on property	4,613	5,133	(1,603)
Minority interest in subsidiaries	7,805	(5,087)	(1,263)
Other operating activities (Note 2)	79,043	(1,080)	(24,627)
Net cash from operating activities	365,486	316,259	282,592
Cash Flows from Investing Activities
Utility capital expenditures	(332,055)	(190,548)	(148,675)
Allowance for borrowed funds used during construction	(1,598)	(1,498)	(1,368)
Purchases of nonutility property	(127)	(254)	(147)
Proceeds from sale of assets	469	7,465	4,135
Purchases of nuclear decommissioning trust investments	(34,607)	(49,720)	(111,699)
Proceeds from nuclear decommissioning trust investments	31,055	46,167	108,179
Hawthorn No. 5 partial insurance recovery	10,000	30,810	3,940
Hawthorn No. 5 partial litigation settlements	-	1,139	17,263
Other investing activities	(930)	(7,100)	(4,045)
Net cash from investing activities	(327,793)	(163,539)	(132,417)
Cash Flows from Financing Activities
Issuance of long-term debt	334,417	-	-
Repayment of long-term debt	(335,922)	(209,140)	(124,000)
Net change in short-term borrowings	32,376	(21,959)	(1,867)
Dividends paid to Great Plains Energy	(112,700)	(119,160)	(98,000)
Equity contribution from Great Plains Energy	-	225,000	100,000
Issuance fees	(4,522)	(2,362)	(266)
Net cash from financing activities	(86,351)	(127,621)	(124,133)
Net Change in Cash and Cash Equivalents	(48,658)	25,099	26,042
Less: Net Change in Cash and Cash Equivalents from
Discontinued Operations	-	-	(307)
Cash and Cash Equivalents at Beginning of Year	51,619	26,520	171
Cash and Cash Equivalents at End of Year	$2,961	$51,619	$26,520

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	1	$887,041	1	$662,041	1	$562,041
Equity contribution from Great Plains Energy	-	-	-	225,000	-	100,000
Ending balance	1	887,041	1	887,041	1	662,041
Retained Earnings
Beginning balance		252,893		228,761		209,606
Net income		143,657		143,292		117,155
Dividends:
Common stock held by Great Plains Energy		(112,700)		(119,160)		(98,000)
Ending balance		283,850		252,893		228,761
Accumulated Other Comprehensive Loss
Beginning balance		(40,334)		(35,244)		(26,614)
Derivative hedging activity, net of tax		7,571		(233)		(83)
Minimum pension obligation, net of tax		2,854		(4,857)		(8,547)
Ending balance		(29,909)		(40,334)		(35,244)
Total Common Shareholder's Equity		$1,140,982		$1,099,600		$855,558

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2005	2004	2003
	(thousands)
Net income	$143,657	$143,292	$117,155
Other comprehensive income
Gain on derivative hedging instruments	12,650	280	657
Income taxes	(4,759)	(111)	(256)
Net gain on derivative hedging instruments	7,891	169	401
Reclassification to expenses, net of tax	(320)	(402)	(484)
Derivative hedging activity, net of tax	7,571	(233)	(83)
Change in minimum pension obligation	5,410	(7,321)	(14,012)
Income taxes	(2,556)	2,464	5,465
Net change in minimum pension obligation	2,854	(4,857)	(8,547)
Comprehensive income	$154,082	$138,202	$108,525

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L’s wholly owned subsidiary, Home Service Solutions Inc. (HSS) sold its wholly owned subsidiary, Worry Free Service, Inc. (Worry Free) in February 2005 and completed the disposition of its interest in R.S. Andrews Enterprises, Inc. (RSAE) in June 2003. See Note 8 for additional information concerning the June 2003 disposition of RSAE. After these sales, HSS has no active operations.

•
KLT Inc. is an intermediate holding company that primarily holds, directly or indirectly, interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas). See Note 8 for additional information regarding KLT Gas discontinued operations.

•
Innovative Energy Consultants Inc. (IEC) is an intermediate holding company that holds an indirect interest in Strategic Energy. IEC does not own or operate any assets other than its indirect interest in Strategic Energy. When combined with KLT Inc.’s indirect interest in Strategic Energy, the Company owns just under 100% of the indirect interest in Strategic Energy.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including consolidated KCP&L.

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $21.9 million and $21.0 million at December 31, 2005 and 2004, respectively.

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

Restricted Cash
Strategic Energy has entered into Master Power Purchase and Sale Agreements with its power suppliers. Certain of these agreements contain provisions whereby, to the extent Strategic Energy has a net exposure to the purchased power supplier, collateral requirements are to be maintained. Collateral posted in the form of cash to Strategic Energy is restricted by agreement, but would become unrestricted in the event of a default by the purchased power supplier. Strategic Energy’s restricted cash collateral was $1.9 million and $7.7 million at December 31, 2005 and 2004, respectively.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Nonutility property and investments - Consolidated KCP&L's investments and nonutility property includes the nuclear decommissioning trust fund recorded at fair value. Fair value is based on quoted market prices of the investments held by the fund. In addition to consolidated KCP&L’s investments, Great Plains Energy’s investments and nonutility property include KLT Investments Inc.’s (KLT Investments) affordable housing limited partnerships. The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value. The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt - The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available. Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt were 1% below fair values at December 31, 2005.

Derivative instruments - The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among power and fuel prices, net of estimated credit risk.

Derivative Instruments
The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement generally requires derivative instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company enters into derivative contracts to manage its exposure to commodity price fluctuations and interest rate risk. Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception. The Company may elect the NPNS exception, which requires the effects of the derivative to be recorded as the underlying contract settles.

The Company accounts for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. At the inception of a derivative instrument, the Company designates its derivative instrument as NPNS, a cash flow hedge or a non-hedging derivative under the requirements of SFAS No. 133. In addition, if a derivative instrument is designated as a cash flow hedge, the Company documents its method of determining hedge effectiveness and measuring ineffectiveness. See Note 21 for additional information regarding derivative financial instruments and hedging activities.

Investments in Affordable Housing Limited Partnerships
At December 31, 2005, KLT Investments had $28.2 million in affordable housing limited partnerships. Approximately 59% of these investments were recorded at cost; the equity method was used for the remainder. Tax expense is reduced in the year tax credits are generated. The investments generate future cash flows from tax credits and tax losses of the partnerships. The investments also generate cash flows from the sales of the properties. For most investments, tax credits are received over ten years. A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment. Of the investments recorded at cost, $16.2 million exceed this 5% level but were made before May 19, 1995. Management does not anticipate making additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received. Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $10.0 million, $7.5 million and $11.0 million in 2005, 2004 and 2003, respectively. These amounts are included in Non-operating expenses on Great Plains Energy’s consolidated statements of income. The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Other Nonutility Property
Great Plains Energy’s and consolidated KCP&L’s other nonutility property includes land, buildings, vehicles, general office equipment and software and is recorded at historical cost, net of accumulated depreciation, and has a range of estimated useful lives of 3 to 43 years.

Utility Plant
KCP&L's utility plant is stated at historical costs of construction. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Accrued Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds used During Construction (AFDC) is charged to the cost of the plant. AFDC is included in the rates charged to customers by KCP&L over the service life of the property. AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFDC are compounded semi-annually and averaged 7.1% in 2005, 8.6% in 2004 and 8.2% in 2003.

The balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following table.

December 31	2005	2004
Utility Plant, at original cost	(millions)
Production (23 - 42 years)	$2,970.1	$2,938.5
Transmission (27 - 76 years)	331.2	315.5
Distribution (8 - 75 years)	1,377.3	1,320.0
General (5 - 50 years)	280.9	267.4
Total (a)	$4,959.5	$4,841.4
(a) Includes $80.4 million and $66.6 million of land and other assets for which depreciation was not recorded in 2005 and 2004, respectively.
Depreciation, Depletion and Amortization
Depreciation and amortization of KCP&L’s utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.

Depreciation of nonutility property is computed using the straight-line method. Consolidated KCP&L’s nonutility property annual depreciation rates for 2005, 2004 and 2003 were 11.2%, 11.8% and 11.1%, respectively. Other Great Plains Energy nonutility property annual depreciation rates for 2005, 2004 and 2003 were 20.4%, 24.2% and 21.2%, respectively. Other Great Plains Energy’s nonutility property includes Strategic Energy’s depreciable assets, which are primarily software costs and are amortized over a shorter period, three years, resulting in a higher annual depreciation rate.

As part of the 2004 acquisition of an additional interest in Strategic Energy, IEC recorded intangible assets that have finite lives and are subject to amortization. These intangible assets include the fair value of acquired supply contracts, customer relationships and asset information systems, which are being amortized over 28, 72 and 44 months, respectively. See Note 7 for additional discussion of the May 2004 acquisition of an additional indirect interest in Strategic Energy.

Depletion, depreciation and amortization of natural gas properties were calculated using the units of production method. After deciding to exit the gas business, the Company ceased recording depletion and as such, there was no significant depletion recorded since 2003. The depletion per mmBtu was $2.78 in 2003.

Accrued Refueling Outage Costs
KCP&L accrues anticipated incremental costs to be incurred during scheduled Wolf Creek refueling outages monthly over the unit's operating cycle, normally the 18 months preceding the outage. Estimated incremental costs, which include operating, maintenance and replacement power expenses, are based on anticipated outage costs and the estimated outage duration. Changes to or variances from those estimates are recorded when known or are probable.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek. Related liabilities for decommissioning are included on KCP&L’s balance sheet in Asset Retirement Obligations (AROs). As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 16 for discussion of AROs including those associated with nuclear plant decommissioning costs.

Regulatory Matters
KCP&L, an integrated, regulated electric utility, is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.” Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L were not regulated. See Note 5 for additional information concerning regulatory matters.

Revenue Recognition
KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided. Revenues recorded include electric services provided but not yet billed by KCP&L and Strategic Energy. Unbilled revenues are recorded for kWh usage in the period following the customers’ billing cycle to the end of the month. The estimate is based on net system kWh usage less actual billed kWhs, adjusted for weather. Estimated unbilled kWhs are allocated and priced by state across the rate classes based on the following month budget.

As a public utility, KCP&L collects from customers gross receipts taxes levied by state and local governments. These taxes are recorded gross in operating revenues and general taxes on Great Plains Energy’s and consolidated KCP&L’s consolidated statements of income. KCP&L’s gross receipts taxes collected were $39.3 million, $37.6 million and $38.3 million in 2005, 2004 and 2003, respectively.

Strategic Energy purchases blocks of electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume included in blocks of purchased power. Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $181.2 million, $173.3 million and $91.2 million in 2005, 2004 and 2003, respectively.

KCP&L and Strategic Energy record sale and purchase activity on a net basis in purchased power when RTO/ISO markets require them to sell and purchase power from the RTO/ISO rather than directly transact with suppliers and end-use customers.

Allowance for Doubtful Accounts
This reserve represents estimated uncollectible accounts receivable and is based on management’s judgment considering historical loss experience and the characteristics of existing accounts. Provisions for losses on receivables are charged to income to maintain the allowance at a level considered adequate to cover losses. Receivables are charged off against the reserve when they are deemed uncollectible.

Property Gains and Losses
Net gains and losses from the sales of assets, businesses and asset impairments are recorded in operating expenses.

Asset Impairments
Long-lived assets and finite lived intangible assets subject to amortization are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144 requires that if the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.” The annual test must be performed at the same time each year. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill would be compared with its carrying value. See Note 6 for additional information.

Income Taxes
In accordance with SFAS No. 109, “Accounting for Income Taxes,” Great Plains Energy has recognized deferred taxes for temporary book to tax differences using the liability method. The liability method requires that deferred tax balances be adjusted to reflect enacted tax rates that are anticipated to be in effect when the temporary differences reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. In accordance with the Company’s intercompany tax allocation agreement, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns. Consistent with its ratemaking treatment, KCP&L uses the separate return method, adjusted for the allocation of parent company tax benefits, to compute its income tax provision.

KCP&L has established a net regulatory asset for the additional future revenues to be collected from customers for deferred income taxes. Tax credits are recognized in the year generated except for certain KCP&L investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.

Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.

Stock Options
The Company has an equity compensation plan, which is described more fully in Note 10. The Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” for its stock options as of January 1, 2003. The Company elected to use the modified prospective method of adoption; therefore, stock option compensation cost recognized beginning January 1, 2003, was the same as if the fair value recognition provisions of SFAS No. 123 had been applied to all stock options granted after October 1, 1995.

In December 2004, FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which the Company adopted as of January 1, 2006. Management determined that this statement will not have a significant impact on the Company’s results of operations or financial position.

Basic and Diluted Earnings per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s EPS from other securities in 2005, 2004 and 2003. To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by average number of common shares outstanding. The earnings (loss) per share impact of discontinued operations, net of income taxes, is determined by dividing discontinued operations, net of income taxes, by the average number of common shares outstanding. The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares and FELINE PRIDES.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2005	2004	2003
Income	(millions, except per share amounts)
Income from continuing operations	$164.2	$173.5	$189.7
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income available to common stockholders	$162.6	$171.9	$188.1
Common Shares Outstanding
Average number of common shares outstanding	74.6	72.0	69.2
Add: effect of dilutive securities	0.1	0.1	-
Diluted average number of common shares outstanding	74.7	72.1	69.2

Basic and diluted EPS from continuing operations	$2.18	$2.39	$2.72

At December 31, 2005, there were 20,493 anti-dilutive shares applicable to performance shares. At December 31, 2004 and 2003, there were no anti-dilutive shares applicable to stock options, performance shares or FELINE PRIDES.

In February 2006, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable March 20, 2006, to shareholders of record as of February 27, 2006. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2006, to shareholders of record as of May 10, 2006.

2.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
	2005	2004	2003
Cash flows affected by changes in:	(millions)
Receivables	$6.6	$(37.5)	$(15.6)
Fuel inventories	4.9	1.8	(0.8)
Materials and supplies	(2.6)	2.2	(5.8)
Accounts payable	12.4	9.6	17.0
Accrued taxes	(23.1)	15.3	25.5
Accrued interest	1.6	(1.0)	(4.5)
Accrued refueling outage costs	(4.2)	11.4	(6.5)
Pension and postretirement benefit assets and obligations	8.4	(10.4)	(20.6)
Allowance for equity funds used during construction	(1.8)	(2.1)	(1.4)
Proceeds from the sale of SO2 emission allowances	61.0	0.3	0.2
Proceeds from T-Locks	12.0	-	-
Other	17.7	(8.5)	33.4
Total other operating activities	$92.9	$(18.9)	$20.9
Cash paid during the period:
Interest	$68.9	$84.1	$78.0
Income taxes	$84.4	$38.6	$42.4
Consolidated KCP&L Other Operating Activities
	2005	2004	2003
Cash flows affected by changes in:	(millions)
Receivables	$(8.5)	$1.6	$(2.9)
Fuel inventories	4.9	1.8	(0.8)
Materials and supplies	(2.6)	2.2	(5.8)
Accounts payable	16.3	1.8	7.8
Accrued taxes	(17.2)	(6.6)	(2.8)
Accrued interest	1.7	(2.0)	(3.7)
Accrued refueling outage costs	(4.2)	11.4	(6.5)
Pension and postretirement benefit assets and obligations	4.6	(8.0)	(20.3)
Allowance for equity funds used during construction	(1.8)	(2.1)	(1.4)
Proceeds from the sale of SO2 emission allowances	61.0	0.3	0.2
Proceeds from T-Locks	12.0	-	-
Other	12.8	(1.5)	11.6
Total other operating activities	$79.0	$(1.1)	$(24.6)
Cash paid during the period:
Interest	$57.6	$73.8	$71.4
Income taxes	$104.1	$64.9	$68.1

Discontinued Operations
In 2005, the companies changed the presentation of their consolidated statements of cash flows to include the cash flows from operating, investing and financing activities of discontinued operations within the respective categories of operating, investing and financing activities and retroactively revised the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, as applicable.

Great Plains Energy	2004	2003
	(millions)
Net cash flows from operating activities as previously reported	$377.1	$366.7
Change in net cash flows	(23.0)	20.4
Net cash flows from operating activities as currently reported	354.1	387.1
Net cash flows from investing activities as previously reported	(257.9)	(104.3)
Change in net cash flows	23.5	(18.7)
Net cash flows from investing activities as currently reported	(234.4)	(123.0)
Net cash flows from financing activities as previously reported	(106.3)	(213.7)
Change in net cash flows	-	(1.5)
Net cash flows from financing activities as currently reported	$(106.3)	$(215.2)

Consolidated KCP&L	2003
(millions)
Net cash flows from operating activities as previously reported	$281.4
Change in net cash flows	1.2
Net cash flows from operating activities as currently reported	282.6
Net cash flows from investing activities as previously reported	(132.4)
Change in net cash flows	-
Net cash flows from investing activities as currently reported	(132.4)
Net cash flows from financing activities as previously reported	(122.6)
Change in net cash flows	(1.5)
Net cash flows from financing activities as currently reported	$(124.1)

Significant Non-Cash Items
Asset Retirement Obligations
During 2005, KCP&L recorded AROs totaling $26.7 million, increased net utility plant by $13.0 million and increased regulatory assets by $13.7 million. This activity had no impact on Great Plains Energy and consolidated KCP&L’s 2005 net income and had no effect on 2005 cash flows. See Note 16 for additional information.

During 2003, KCP&L adopted SFAS No. 143, “Accounting for Asset Retirement Obligation,” and accordingly, recorded AROs totaling $99.2 million, reversed the decommissioning liability of $64.6 million previously accrued and increased net utility plant by $18.3 million. The $16.3 million net cumulative effect was recorded as a regulatory asset and therefore, had no impact on net income. The adoption of SFAS No. 143 had no effect on Great Plains Energy and consolidated KCP&L’s 2003 cash flows.

FIN No. 46
KCP&L consolidated a lease trust and de-consolidated KCPL Financing I in 2003, as required by FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities,” as amended. As a result of the consolidation of the lease trust, Great Plains Energy’s and consolidated KCP&L’s long-term debt increased $143.8 million. The consolidation of the lease trust had no effect on Great Plains Energy’s and consolidated KCP&L’s 2003 cash flows. See Note 13 for additional information concerning the consolidation of the lease trust.

Prior to the de-consolidation of KCPL Financing I, Great Plains Energy and consolidated KCP&L reflected $150 million of 8.3% preferred securities issued by KCPL Financing I on their respective balance sheets. As a result of the de-consolidation, Great Plains Energy’s and consolidated KCP&L’s other nonutility property and investments increased $4.6 million representing the investment in the common securities of KCPL Financing I, and long-term debt increased $154.6 million representing the 8.3% Junior Subordinated Deferrable Interest Debentures issued by KCP&L and held by KCPL Financing I. The de-consolidation of KCPL Financing I had no effect on Great Plains Energy’s and consolidated KCP&L’s 2003 cash flows.

Minimum Pension Liability
The Company reduced its minimum pension liability $9.9 million primarily due to an increase in the market value of plan assets. This was offset by a $1.2 million reduction of an intangible asset and OCI of $8.7 million ($4.9 million net of tax) in 2005. In 2004, primarily as a result of lower discount rates and historical losses in the market value of plan assets, the Company recorded an additional minimum pension liability of $5.8 million and a reduction to an intangible asset of $1.8 million offset by OCI of $7.6 million ($5.1 million net of tax). Recording the minimum pension liabilities had no effect on Great Plains Energy’s and consolidated KCP&L’s cash flows.

RSAE Disposition
In 2003, HSS completed the disposition of its interest in RSAE. See Note 8 for additional information concerning the disposition of RSAE. The following table summarizes Great Plains Energy’s and consolidated KCP&L’s loss from discontinued operations as a result of this transaction.

2003
(millions)
Cash repayment of supported bank line	$(22.1)
Write-off of intercompany balance and investment	4.8
Accrued transaction costs	(1.6)
Income tax benefit	11.8
Loss on disposition	(7.1)
Pre-disposition operating losses	(1.6)
Discontinued operations	$(8.7)
DTI Bankruptcy
The following table summarizes Great Plains Energy’s gain on the sale of DTI assets. See Note 15 for a KLT Telecom related legal proceeding.

DTI	2003
(millions)
Cash proceeds from bankruptcy estates	$19.2
Cash proceeds from sale of office building	1.2
Receivables	1.3
Total proceeds	21.7
Book basis of office building sold	(2.7)
DIP financing accrual reversal	5.0
Accounts payable	(1.9)
Income tax	(9.8)
Reversal of tax valuation allowance	15.8
Gain on sale of assets	$28.1

3.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	December 31
	2005	2004
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$34.0	$21.6
Allowance for doubtful accounts	(1.0)	(1.7)
Other receivables	37.3	43.5
Consolidated KCP&L receivables	70.3	63.4
Other Great Plains Energy
Other receivables	193.0	188.5
Allowance for doubtful accounts	(4.3)	(4.7)
Great Plains Energy receivables	$259.0	$247.2
(a) Customer accounts receivable included unbilled receivables of $31.4 million and $31.2 million at December 31, 2005 and 2004, respectively.
Consolidated KCP&L’s other receivables at December 31, 2005, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. At December 31, 2004, the balance consisted primarily of receivables from partners in jointly owned electric utility plants, wholesale sales receivables and accounts receivable held by Worry Free. Great Plains Energy’s other receivables at December 31, 2005, and December 31, 2004, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $99.9 million and $103.0 million, respectively.

During 2005, KCP&L entered into a new three-year revolving agreement to sell all of its retail electric accounts receivable to its wholly owned subsidiary, Kansas City Power & Light Receivables Company (Receivables Company), which in turn sold an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors. Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70 million at December 31, 2005. The proceeds of this sale were forwarded to KCP&L as consideration for its sale. The new agreement allows for a maximum outstanding principal amount sold to the outside investor of $100 million during the period June 1 through October 31, and $70 million during the period November 1 through May 31 of each year.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company under the new agreement is reflected in the following table.

		Receivables	Consolidated
2005	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(605.8)	$535.8	$(70.0)
Collections	499.3	(499.3)	-
(Gain) loss on sale of accounts receivable (a)	6.0	(5.0)	1.0
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(1.5)	(1.5)

Cash flows during the period
Cash proceeds from sale of receivables (b)	$569.3	$(499.3)	$70.0
Servicing fees	1.4	(1.4)	-
(a) The net loss is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.
(b) During 2005, Receivables Company received $70 million cash from the outside investor for the sale of accounts receivable, which was then forwarded to KCP&L for consideration of its sale.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company under the expired agreement is reflected in the following table.

	2005	2004	2003
Gross proceeds on sale of	(millions)
accounts receivable	$46.1	$929.1	$939.5
Collections	44.3	928.0	949.5
Loss on sale of accounts receivable	-	2.5	3.7
Late fees	0.1	2.2	2.3
4.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit. Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel. KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kilowatt-hour of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. These disposal costs are charged to fuel expense. In 2002, the U.S. Senate approved

Yucca Mountain, Nevada as a long-term geologic repository. The DOE is currently in the process of preparing an application to obtain the NRC license to proceed with construction of the repository. Management cannot predict when this site may be available. Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the oldest spent fuel. Wolf Creek has completed an on-site storage facility that is designed to hold all spent fuel generated at the plant through the end of its 40-year licensed life in 2025. See Note 15 for a related legal proceeding.

Nuclear Plant Decommissioning Costs
The Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels. The most recent study was submitted to the MPSC and KCC in 2005 and is the basis for the current cost of decommissioning estimates in the following table. The MPSC issued an order effective January 20, 2006, continuing the Missouri jurisdictional funding at the previously ordered level. The MPSC order did not explicitly approve or disapprove the 2005 decommissioning cost study submitted by KCP&L. The KCC has not yet ruled on the study but has set a procedural schedule in 2006 to address it.

The Missouri funding schedule previously approved by the MPSC assumes funding through the expiration of Wolf Creek’s current NRC operating license (2025). In 2005, the MPSC order regarding the comprehensive energy plan increased Wolf Creek’s depreciable life for Missouri regulatory purposes from 40 to 60 years and assumes funding through 2045. The Kansas funding schedule previously approved by KCC assumes that Wolf Creek will be granted a 20-year license extension and, thus, assumes funding through 2045. WCNOC has filed with the NRC a letter of intent to file an application for a license extension. Management anticipates that WCNOC will file that application with the NRC in 2006. As such, it is likely that any future decommissioning cost study and funding levels will be based on the assumed extended life.

Nuclear decommissioning cost and the associated nuclear decommissioning trust funding levels were addressed in the general rate cases filed in February 2006. KCP&L proposed cost estimates, assumptions and related funding schedules for nuclear plant decommissioning in its general rate cases as provided in the following table. KCP&L’s proposal will be considered by the MPSC and KCC; however, the outcome could differ from the proposal.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2005 dollars)	$518	$243
Future cost of decommissioning (in 2045 dollars)	2,897	1,362

Annual escalation factor	4.40%
Annual return on trust assets (a)	6.48%
(a) The 6.48% rate of return is thru 2025. The rate then systematically decreases through 2045 to 4.04% based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning date approaches.
KCP&L currently contributes approximately $3.6 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek. If KCP&L’s proposal is accepted by the MPSC and KCC, total annual funding would not change. Amounts funded are charged to other operating expense and recovered in billings to customers. If the actual return on trust assets is below the anticipated level, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s decommissioning trust fund.

December 31	2005	2004
Decommissioning Trust	(millions)
Beginning balance	$84.1	$75.0
Contributions	3.6	3.6
Realized gains	3.9	3.6
Unrealized gains	0.2	1.9
Ending balance	$91.8	$84.1
The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
Asset Category	2005	2004
Equity securities	48%	46%
Debt securities	46%	50%
Other	6%	4%
Total	100%	100%
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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $26.5 million ($12.4 million, KCP&L’s 47% share) per policy year.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.

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

On December 18, 1998, the application for a license to construct this project was denied. After the license denial, WCNOC, the Compact Commission (Commission) and others filed a lawsuit in federal court contending Nebraska officials acted in bad faith while handling the license application. In September 2002, the U.S. District Court Judge presiding over the lawsuit issued his decision in the case finding that the State of Nebraska acted in bad faith in processing the license application for a low-level radioactive waste disposal site in Nebraska and rendered a judgment on behalf of the Commission in the amount of $151.4 million against the state. After the U.S. Court of Appeals affirmed the decision, Nebraska and the Commission settled the case by Nebraska agreeing to pay the Commission a one-time amount of $145.8 million. At the request of the Commission, WCNOC along with other members of the Compact, filed with the Commission their claims for refund. In 2005, WCNOC received a return of its investment of $19.6 million ($9.2 million, KCP&L’s 47% share), including pre-judgment interest and attorney’s fees. The Commission continues to explore alternative long-term waste disposal capability and has retained a portion of the settlement, above the amounts returned, until it determines what role it will take in the development of alternative disposal capability. In February 2006, the Commission decided to refund an additional $1.7 million ($0.8 million, KCP&L’s 47% share) to WCNOC. The remaining insignificant amount will be retained by the Commission for future operations. At December 31, 2005, KCP&L’s balance sheet no longer reflects an investment in the Compact. KCP&L's net investment in the Compact was $7.4 million at December 31, 2004.

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

5.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L continues to make progress in implementing its comprehensive energy plan and received orders from the MPSC and KCC in 2005. The orders were on agreements reached among KCP&L, the Commissions’ staffs and certain key parties in the respective jurisdictions. The Sierra Club and Concerned Citizens of Platte County have appealed the MPSC order, and the Sierra Club has appealed the KCC order. These appeals are expected to be decided in 2006. Although subject to these appeals, the MPSC and KCC orders remain in effect pending the applicable court’s decision.

•	KCP&L will make energy infrastructure investments as detailed in the orders and summarized in the table below.

		Estimated
		Capital
Project	Details	Expenditures
		(millions)
Iatan No. 2 (a)	Building and owning 465 MW of an 850 MW coal fired
	plant with an estimated completion date of June 2010	$733
Wind Generation	Installation of 100.5 MW of wind generation in 2006	166
Environmental	Retrofit of selected existing coal plants	272
Asset Management	Enhanced system performance and reliability	42
Customer Programs	Various demand management, distributed generation and
	efficiency programs	53
Total (b)		$1,266
(a)	MW based on current estimates.
(b)		These amounts are estimates. Because of the magnitude of these investments and the length of time to implement the comprehensive energy plan, actual expenditures may differ from these estimates.
•
Ownership agreements are being finalized with Iatan No. 2 partners. KCP&L has awarded a contract for detailed engineering design services and project and construction management support. Detailed project engineering and design has begun and plant construction is expected to start in 2006. KCP&L has received an air permit from the Missouri Department of Natural Resources, which is being appealed by the Sierra Club. KCP&L anticipates issuances of a wetlands permit, a permit for the construction of a temporary barge slip and an Environmental Assessment with a finding of No Significant Impact toward mid-year 2006.

•	KCP&L has selected a developer and contractor for the construction of a 100.5 MW wind project in Kansas. Construction will begin in the first half of 2006 and management expects the project to be completed in time for inclusion in rates in 2007. The orders also include the possible addition of another 100 MW of wind generation in 2008 if supported by a detailed evaluation.

•
KCP&L has awarded a contract to install a Selective Catalytic Reduction (SCR) system at LaCygne No. 1 scheduled for completion in May 2007. Additional environmental upgrades at LaCygne No. 1 are scheduled for 2009. Other planned environmental investments include a similar SCR upgrade and the addition of a wet scrubber and baghouse at Iatan No. 1 expected to be completed in 2008.

•
Several demand management efficiency and affordability programs are being implemented to help customers manage usage and costs including online energy analysis, air conditioner cycling and low-income weatherization.

•
KCP&L’s current rates will remain in place until 2007 in accordance with the orders. On February 1, 2006, KCP&L filed requests with the MPSC and KCC for annual rate increases of $55.8 million or 11.5% and $42.3 million or 10.5%, respectively. The requested rate increases are for recovery of increasing operating costs including fuel, transportation and pensions as well as investments in wind generation and customer programs. The request is based on a return on equity of 11.5% and an adjusted equity ratio of 53.8%. KCP&L anticipates that approved rate adjustments will go into effect January 1, 2007. The last rate case required by the orders is expected to be filed in 2009, with rates effective near the time Iatan No. 2 is placed in service. Two additional rate cases could be filed in 2007 and 2008 at KCP&L’s discretion.

•
The KCC order allows KCP&L to request recovery, on a dollar-for-dollar basis with no profit to the company, of actual fuel and purchased power expense incurred through an energy cost adjustment. Similarly, an interim energy charge, based on forecasted costs and subject to customer refund, is contained in the MPSC order. The rate requests filed with the MPSC and KCC on February 1, 2006, do not include the fuel clauses; however, fuel clauses still could be proposed and implemented based on developments during the proceedings.

•
KCP&L may sell SO2 emission allowances during the term of the orders. The sales proceeds are recorded as a regulatory liability for ratemaking purposes and will be amortized in accordance with the last rate case filed under the orders. In 2005, KCP&L sold $60.3 million of SO2 emission allowances.

•
The rate increase requests filed with the MPSC and the KCC on February 1, 2006, include pension costs of approximately $46 million calculated consistently with the methodology established in the orders. The orders established KCP&L’s annual pension costs for regulatory purposes at $22 million until 2007 through the creation of regulatory assets or liabilities, as appropriate. See Note 9 for additional information.

•
Wolf Creek’s depreciable life for Missouri regulatory purposes has been increased from 40 to 60 years. The MPSC order calls for $10.3 million, on an annual jurisdictional basis, of additional amortization expense to be recorded to offset the reduction in depreciation expense due to the change in depreciable life. The 60-year Missouri depreciable life matches the current Kansas regulatory depreciable life. In 2005, KCP&L began recording depreciation and amortization expense in accordance with the order.

•
The orders are intended to provide KCP&L with regulatory mechanisms to be able to recover the prudent costs of its investments as they are placed in service and an ability to maintain targeted credit ratios over the five-year term of the orders.

The orders provide regulatory clarity on certain items; however, normal regulatory risk will continue to exist as the commissions establish rates in the rate cases, including, but not limited to, the actual amount of costs to be recovered through rates, the return on equity, the capital structure utilized and expenses to be recovered.

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of SFAS No. 71 and has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not be recorded under GAAP for non-regulated entities. Regulatory assets represent costs incurred that have been deferred because future recovery in customer rates is probable. Regulatory liabilities generally represent probable future reductions in revenue or refunds to customers. Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness. Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators. Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedence on matters applicable to KCP&L; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry. In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided. Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates. Whether an asset has been impaired is determined pursuant to the requirements of SFAS No. 144.

	Amortization	December 31
	ending period	2005	2004
Regulatory Assets		(millions)
Taxes recoverable through future rates		$85.7	$81.0
Decommission and decontaminate federal uranium
enrichment facilities	2007	1.3	2.0
Loss on reacquired debt	2037	7.1	7.7
January 2002 incremental ice storm costs (Missouri)	2007	4.9	9.5
Change in depreciable life of Wolf Creek	2045	27.4	15.5
Cost of removal		9.3	13.9
Asset retirement obligations		23.6	11.4
Future recovery of pension costs		15.6	-
Other	Various	5.0	3.3
Total Regulatory Assets		$179.9	$144.3
Regulatory Liabilities
Emission allowances		$64.3	$4.1
Pension accounting method difference		1.0	-
Additional Wolf Creek amortization (Missouri)		4.3	-
Total Regulatory Liabilities		$69.6	$4.1
Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs when included in rate base. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The pension accounting method difference (which may be either a regulatory asset or liability) and certain insignificant items in Regulatory Assets - Other are not included in rate base.

Southwest Power Pool Regional Transmission Organization
Under FERC Order 2000, KCP&L, as an investor-owned utility, is strongly encouraged to join a FERC approved RTO. RTOs combine transmission operations of utility businesses into regional organizations that schedule transmission services and monitor the energy market to ensure regional transmission reliability and non-discriminatory access. The Southwest Power Pool (SPP), of which KCP&L is a member, obtained approval from FERC as an RTO in a January 24, 2005, order. KCP&L intends on participating in the SPP RTO and during 2005, KCP&L filed applications with the MPSC and KCC seeking authorization to participate in the SPP RTO. In these applications, KCP&L requested authorization be granted by May 1, 2006. In February 2006, KCP&L reached an agreement with the MPSC staff and interveners regarding interim approval to turn over functional control of KCP&L’s transmission facilities to the SPP RTO and participate in the energy imbalance market scheduled to start May 1, 2006. KCC has held workshops seeking additional information on the request to participate.

During 2005, a cost/benefit analysis was completed under the direction of the SPP Regional State Committee (composed of state commissioners from the states where the SPP RTO operates). The analysis indicates that implementation of an energy imbalance market within the SPP region would provide net benefits of approximately $373 million over a 10-year period to the transmission-owning members of the SPP RTO; however, there was no significant documented impact for KCP&L over the 10-year period. During 2005, SPP RTO filed its plans for the energy imbalance market with FERC. These plans include a May 1, 2006, start date for the energy imbalance market. Subsequently, FERC issued an order rejecting this filing. SPP RTO made a revised filing on January 4, 2006, addressing FERC’s issues.

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

In 2005, PJM and MISO began invoicing Strategic Energy for these charges, based on allocations in compliance filings made by transmission owners and accepted by FERC, subject to refund and adjustment. During 2005, Strategic Energy recorded purchased power expenses totaling $13.6 million for these charges covering billings for the transition period. The compliance filings allocate approximately $1 million of charges per month, through March 2006. Strategic Energy began to bill a portion of its SECA costs to its retail customers.

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

6.	GOODWILL AND INTANGIBLE PROPERTY

Goodwill reported on Great Plains Energy’s consolidated balance sheets associated with the Company’s ownership in Strategic Energy was $87.6 million and $86.8 million at December 31, 2005 and 2004, respectively. Annual impairment tests, conducted September 1, have been completed and there were no impairments of goodwill in 2005, 2004 or 2003. See Note 7 for additional information regarding the 2004 acquisition of an additional indirect interest in Strategic Energy.

Other Intangible Assets and Related Liabilities
Great Plains Energy and consolidated KCP&L’s intangible assets and related liabilities are detailed in the following table.

	December 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Consolidated KCP&L	(millions)
Computer software (a)	$92.9	$(68.8)	$88.7	$(61.3)

Other Great Plains Energy
Computer software (a)	12.0	(5.2)	5.4	(3.4)
Acquired intangible assets
Supply contracts	26.5	(19.3)	26.5	(7.7)
Customer relationships	17.0	(4.7)	17.0	(1.9)
Asset information systems	1.9	(0.9)	1.9	(0.3)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7
Total intangible assets	$151.0	$(98.9)	$140.2	$(74.6)
Amortized related liabilities
Retail contracts	$26.5	$(19.3)	$26.5	$(7.7)
(a) Computer software is included in electric utility plant or other nonutility property, as applicable, on the consolidated balance sheets.
The fair value of acquired supply (intangible asset) and retail (liability) contracts is being amortized over approximately 28 months. Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships and asset information systems, which are being amortized over 72 and 44 months, respectively. A $0.7 million intangible asset for the Strategic Energy trade name was also recorded and deemed to have an indefinite life, and as such, is not being amortized. See Note 7 for more information.

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following table.

			Estimated Amortization Expense
	2005	2004	2006	2007	2008	2009	2010
	(millions)
Intangible assets	$15.0	$9.9	$10.6	$3.3	$2.8	$2.9	$0.9
Related liabilities	(11.6)	(7.7)	(7.2)	-	-	-	-
Net amortization expense	$3.4	$2.2	$3.4	$3.3	$2.8	$2.9	$0.9

7.	ACQUISITION OF ADDITIONAL INDIRECT INTEREST IN STRATEGIC ENERGY

In May 2004, Great Plains Energy, through IEC, purchased an additional 11.45% indirect interest in Strategic Energy. The Company paid cash of $90.0 million, including $1.2 million of transaction costs. In accordance with the purchase terms, the Company also recorded a $0.9 million liability for 2004 fractional dividends to the previous owner for its share of 2004 budgeted Strategic Energy dividends. See Note 15 for discussion of a related legal proceeding.

A third party valuation was prepared to assist in the Company’s determination of the purchase price allocation. The acquired share of identifiable intangible assets and liabilities were recorded by IEC at fair value as part of the purchase price allocation. The purchase price allocation for the net assets acquired is detailed in the following table. See Note 6 for more information.

2004
(millions)
Other non-utility property and investments	$10.6
Goodwill	60.7
Other deferred charges	46.1
Total assets	117.4
Accounts payable	0.9
Other deferred credits and liabilities	26.5
Net assets acquired	$90.0

8.	DISCONTINUED OPERATIONS

KLT Gas
In February 2004, the Board of Directors approved the sale of the KLT Gas natural gas properties (KLT Gas portfolio) and discontinuation of the gas business. Since the approval, the KLT Gas portfolio has been reported as discontinued operations in accordance with SFAS No. 144. During 2004, KLT Gas completed sales of substantially all of the KLT Gas portfolio. At December 31, 2005 and 2004, KLT Gas had $0.6 million and $0.7 million of current assets and $0.1 million and $2.1 million of current liabilities recorded in assets and liabilities from discontinued operations, respectively. The following table summarizes the discontinued operations.

	2005	2004	2003

Revenues	$-	$1.6	$1.5
Gain (loss) from operations, including
impairments, before income taxes	(2.9)	(4.5)	(59.1)
Gain on sales of assets	-	16.8	-
Discontinued operations before income taxes	(2.9)	12.3	(59.1)
Income taxes	1.0	(5.0)	23.0
Discontinued operations, net of income taxes	$(1.9)	$7.3	$(36.1)

RSAE
In 2003, HSS completed the disposition of its interest in RSAE. The financial statements reflect RSAE as discontinued operations for 2003 in accordance with SFAS No. 144. The following table summarizes the discontinued operations.

2003
(millions)
Revenues	$31.8

Loss from operations before income taxes	(1.6)
Loss on disposal before income taxes	(18.9)
Total loss on discontinued operations before income taxes	(20.5)
Income tax benefit	11.8
Discontinued operations, net of income taxes	$(8.7)
9.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC. Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement. The funding policy for the pension plans is to contribute amounts sufficient to meet the minimum funding requirements under the Employee Retirement Income Security Act of 1974 (ERISA) plus additional amounts as considered appropriate.

The MPSC and KCC 2005 orders establish KCP&L’s annual pension costs at $22 million through the creation of regulatory assets and liabilities for future recovery from or refund to customers, as appropriate. As a result, pension cost for KCP&L was reduced by $14.6 million and a corresponding regulatory asset and liability were established.

For defined benefit pension plans sponsored by Great Plains Energy, contributions and expense are allocated to KCP&L and Services based on labor costs of plan participants. Any additional minimum pension liability is allocated based on the Company’s funded status per plan.

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

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. The plan measurement date for the majority of plans is September 30. In 2005, contributions of $0.2 million and $3.8 million were made to the pension and postretirement benefit plans, respectively, after the measurement date and in 2004, contributions of $20.7 million were made to the pension plans after the measurement date. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$515.7	$501.5	$49.1	$52.1
Service cost	17.3	16.7	0.9	0.9
Interest cost	29.8	30.1	2.9	3.1
Contribution by participants	-	-	1.2	1.1
Amendments	0.6	-	-	-
Actuarial loss (gain)	33.0	25.1	3.6	(3.2)
Benefits paid	(41.2)	(54.7)	(4.1)	(4.3)
Benefits paid by Company	(0.6)	(0.3)	(0.6)	(0.6)
Settlements	-	(2.7)	-	-
PBO at end of plan year	$554.6	$515.7	$53.0	$49.1
Change in plan assets
Fair value of plan assets at beginning of year	$370.5	$341.0	$14.7	$8.3
Actual return on plan assets	47.8	33.9	0.3	0.3
Contributions by employer and participants	35.1	50.3	1.3	10.4
Benefits paid	(41.2)	(54.7)	(4.1)	(4.3)
Fair value of plan assets at end of plan year	$412.2	$370.5	$12.2	$14.7
Prepaid (accrued) benefit cost
Funded status	$(142.4)	$(145.2)	$(40.8)	$(34.4)
Unrecognized actuarial loss	195.0	195.9	14.1	10.5
Unrecognized prior service cost	32.6	36.3	0.8	1.0
Unrecognized transition obligation	0.3	0.4	8.2	9.4
Net prepaid (accrued) benefit cost	85.5	87.4	(17.7)	(13.5)
Regulatory asset, net	14.6	-	-	-
Net amount recognized at December 31	$100.1	$87.4	$(17.7)	$(13.5)
Amounts recognized in the consolidated balance sheets
Prepaid benefit cost	$98.3	$89.2	$-	$-
Accrued benefit cost	(12.8)	(1.8)	(17.7)	(13.5)
Minimum pension liability adjustment	(74.3)	(84.2)	-	-
Intangible asset	14.4	15.6	-	-
Accumulated other comprehensive income	59.9	68.6	-	-
Regulatory asset, net	14.6	-	-	-
Net amount recognized in balance sheets	100.1	87.4	(17.7)	(13.5)
Contributions and changes after
measurement date	0.2	20.7	3.8	-
Net amount recognized at December 31	$100.3	$108.1	$(13.9)	$(13.5)

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost	(millions)
Service cost	$17.3	$16.7	$15.0	$0.9	$0.9	$0.9
Interest cost	29.8	30.1	29.9	2.9	3.1	3.2
Expected return on plan assets	(32.4)	(31.7)	(27.7)	(0.6)	(0.6)	(0.6)
Amortization of prior service cost	4.3	4.3	4.3	0.2	0.2	0.2
Recognized net actuarial loss (gain)	18.6	7.7	1.3	0.5	0.7	0.6
Transition obligation	0.1	0.1	0.1	1.2	1.2	1.2
Amendment	-	-	-	-	-	0.1
Net settlements	-	1.8	-	-	-	-
Net periodic benefit cost before
regulatory adjustment	37.7	29.0	22.9	5.1	5.5	5.6
Regulatory adjustment	(14.6)	-	-	-	-	-
Net periodic benefit cost	$23.1	$29.0	$22.9	$5.1	$5.5	$5.6

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $469.9 million and $445.4 million at December 31, 2005 and 2004, respectively. The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2005	2004
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$337.8	$309.8
Accumulated benefit obligation	280.6	266.1
Fair value of plan assets	204.1	180.0
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$216.8	$205.9
Accumulated benefit obligation	189.3	179.3
Fair value of plan assets	208.1	190.5

The expected long-term rate of return on plan assets is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2005	2004	2005	2004
Discount rate	5.62%	5.82%	5.62%	5.82%
Rate of compensation increase	3.57%	3.06%	3.60%	3.05%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2005	2004	2005		2004
Discount rate	5.82%	6.00%	5.82%		6.00%
Expected long-term return on plan assets	8.75%	9.00%	4.26	% *	6.62	% *
Rate of compensation increase	3.06%	3.30%	3.05%		3.25%
* after tax

Primarily as a result of lower discount rates and historical losses in the market value of plan assets, the Company has a minimum pension liability offset by an intangible asset and OCI. The amounts recognized in Great Plains Energy’s and consolidated KCP&L’s balance sheets related to the minimum pension liability are detailed in the following table.

	Great Plains Energy		Consolidated KCP&L
	December 31		December 31
	2005	2004	2005	2004
	(millions)
Additional minimum pension liability	$74.3	$84.2	$73.5	$79.8
Intangible asset	14.4	15.6	13.7	14.6
Deferred taxes	22.5	26.3	22.5	25.0
OCI, net of tax	37.4	42.3	37.3	40.2

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. Investments are diversified across classes and within each class to minimize risks. At December 31, 2005 and 2004, respectively, the fair value of plan assets was $412.2 million, not including a $0.2 million contribution made after the plan year-end, and $370.5 million, not including a $20.7 million subsequent contribution. The asset allocation for the Company’s pension plans at the end of 2005 and 2004, and the target allocation for 2006 are reported in the following table. The portfolio is periodically rebalanced to generally meet target allocation percentages.

		Plan Assets at
	Target	December 31
Asset Category	Allocation	2005	2004
Equity securities	61%	61%	59%
Debt securities	27%	26%	31%
Real estate	7%	7%	8%
Other	5%	6%	2%
Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for 2005 was 10% and is 9% for 2006. The cost trend rate will continue to decline through 2010 to the ultimate cost trend rate of 5%. The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the medical cost trend rates, holding all other assumptions constant, at December 31, 2005, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.7	(0.7)

The Company expects to contribute $20.0 million to the plans in 2006, which includes $6.0 million to meet ERISA funding requirements, all of which will be paid by KCP&L. The Company will also contribute $4.6 million to other postretirement benefit plans in 2006, $4.3 million of which will be paid by KCP&L. The Company’s funding policy is to contribute amounts sufficient to meet the ERISA minimum funding requirements plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2015.

	Pension	Other
	Benefits	Benefits
	(millions)
2006	$43.8	$6.0
2007	43.2	7.0
2008	41.8	7.7
2009	42.7	8.6
2010	45.6	9.3
2011-2015	230.3	57.1

Employee Savings Plans
Great Plains Energy has defined contribution savings plans that cover substantially all employees. The Company matches employee contributions, subject to limits. The annual cost of the plans was $4.8 million, $4.9 million and $4.7 million in 2005, 2004 and 2003, respectively. Consolidated KCP&L’s annual cost of the plans was approximately $3.1 million for each of the last three years.

Strategic Energy Phantom Stock Plan
Strategic Energy had a phantom stock plan that provided incentive in the form of deferred compensation based upon the award of performance units, the value of which was related to the increase in profitability of Strategic Energy. The plan was terminated and an insignificant amount of costs were recorded in 2004. Strategic Energy’s annual cost for the plan was $4.6 million in 2003.

Cash-Based Long-Term Incentives
In 2005, Strategic Energy initiated long-term incentives designed to reward officers and key members of management with Great Plains Energy restricted stock (issued under the Company’s Long-Term Incentive Plan) and a cash performance payment for achieving specific performance goals over stated periods of time, commencing January 1, 2005. The restricted stock compensation expense is discussed in Note 10. In 2005, compensation expense of $1.6 million was recognized for the cash-based incentives.

10.	EQUITY COMPENSATION

The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers and other employees of the Company and its subsidiaries. In accordance with the provisions of SFAS No. 123, compensation expense and accrued dividends related to equity compensation are recognized over the stated vesting period. Forfeitures of equity compensation are recognized when incurred and previously recorded compensation expense related to the forfeited shares is reversed. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 3.0 million. At December 31, 2005, 2.0 million shares remained available for future issuance.

Stock Options Granted 2001 - 2003
Stock options were granted under the plan at market value of the shares on the grant date. The options vest three years after the grant date and expire in ten years if not exercised. Exercise prices range from $24.90 to $27.73 and the weighted-average remaining contractual life at December 31, 2005 was 6 years. In accordance with the provisions of SFAS No. 123, the Company recognized an insignificant amount of compensation expense in 2005, 2004 and 2003.

The fair value for the stock options granted in 2001 - 2003 was estimated at the date of grant using the Black-Scholes option-pricing model. The option valuation model requires the input of highly subjective assumptions, primarily stock price volatility, changes in which can materially affect the fair value estimate. The weighted-average assumptions used are detailed in the following table.

2003
Risk-free interest rate	4.77%
Dividend yield	6.88%
Stock volatility	22.65%
Expected option life (in years)	10

All stock option activity for the last three years is summarized in the following table.

	2005		2004		2003
	Shares	Price*	Shares	Price*	Shares	Price*
Beginning balance	195,973	$25.48	241,898	$25.41	397,000	$25.21
Granted	-	-	-	-	27,898	27.73
Exercised	(68,000)	25.08	(26,000)	24.79	(16,000)	26.19
Forfeited	(16,518)	26.57	(19,925)	25.50	(167,000)	25.26
Ending balance	111,455	$25.56	195,973	$25.48	241,898	$25.41
Exercisable at December 31	95,000	$25.19	75,000	$25.43	7,000	$21.67
* weighted-average price

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Company’s Board of Directors. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Company performance over stated performance periods. Performance shares have a value equal to the market value of the shares on the grant date with accruing dividends. Performance share activity for the last three years is summarized in the following table.

	2005	2004	2003
Beginning balance	19,313	20,744	144,500
Granted	182,130	-	20,744
Cancelled	-	-	(144,500)
Forfeited	(28,682)	(1,431)	-
Ending balance	172,761	19,313	20,744

Compensation expense for performance shares is recognized over the performance period. In 2005, the Company recognized compensation expense of $1.2 million and reversed an insignificant amount related to forfeited shares. The Company recognized an insignificant amount of compensation expense in 2004 and $0.4 million in 2003. No compensation expense had been recorded related to performance shares cancelled in 2003.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the grant date. Restricted stock shares issued in 2003 totaling 57,315 vested in 2003 and were issued out of treasury stock; however, 54,436 of these shares were restricted as to transfer until December 31, 2004, but were considered vested under SFAS No. 123 because the employee’s right to retain the shares of stock was not contingent upon remaining in the service of the Company and was not contingent upon achievement of performance conditions. All other restricted stock shares issued vest on a graded schedule over a stated period of time with accruing reinvested dividends. Restricted stock activity for the last three years is summarized in the following table.

	2005	2004	2003
Beginning balance	76,214	62,881	-
Granted (a)	79,872	13,333	120,196
Vested	(25,404)	-	(57,315)
Forfeited	(10,716)	-	-
Ending balance	119,966	76,214	62,881
(a) Restricted stock shares granted in 2005 totaling 3,497 were issued out of treasury stock. Restricted stock shares issued in 2003 totaling 57,315 vested in 2003 and were issued out of treasury stock.

Compensation expense for restricted stock is recognized over the vesting period. The Company recognized compensation expense of $1.4 million, $0.6 million and $1.8 million in 2005, 2004 and 2003, respectively and reversed an insignificant amount related to forfeited shares in 2005.

11.	TAXES

Components of income taxes are detailed in the following tables.

Great Plains Energy	2005	2004	2003
Current income taxes	(millions)
Federal	$64.3	$19.9	$12.1
State	1.3	13.3	8.9
Total	65.6	33.2	21.0
Deferred income taxes
Federal	(4.2)	45.8	23.3
State	(18.8)	(15.5)	3.5
Total	(23.0)	30.3	26.8
Investment tax credit amortization	(3.9)	(4.0)	(4.0)
Total income tax expense	38.7	59.5	43.8
Less: taxes on discontinued
operations (Note 8)
Current tax benefit	(1.0)	(5.0)	(31.1)
Deferred tax (benefit) expense	-	10.0	(3.7)
Income taxes on continuing operations	$39.7	$54.5	$78.6

Consolidated KCP&L	2005	2004	2003
Current income taxes	(millions)
Federal	$79.9	$39.2	$26.1
State	5.6	6.7	5.7
Total	85.5	45.9	31.8
Deferred income taxes
Federal	(14.3)	22.2	37.1
State	(19.1)	(11.3)	6.8
Total	(33.4)	10.9	43.9
Investment tax credit amortization	(3.9)	(4.0)	(4.0)
Total income tax expense	48.2	52.8	71.7
Less: taxes on discontinued
operations (Note 8)
Current tax (benefit) expense	-	-	(21.5)
Deferred tax expense	-	-	9.7
Income taxes on continuing operations	$48.2	$52.8	$83.5

Income Tax Expense and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2005	2004	2003	2005	2004	2003
	(millions)
Federal statutory income tax	$71.4	$79.8	$93.9	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.3	1.4	3.9	1.1	0.6	1.5
Amortization of investment tax credits	(3.9)	(4.0)	(4.0)	(1.9)	(1.7)	(1.5)
Federal income tax credits	(10.0)	(12.8)	(14.4)	(4.9)	(5.6)	(5.4)
State income taxes	2.7	7.9	8.2	1.3	3.5	3.0
Changes in uncertain tax positions, net	(7.9)	(3.4)	12.0	(3.9)	(1.5)	4.5
Rate changes on deferred taxes	(11.7)	(8.6)	-	(5.8)	(3.8)	-
Valuation allowance	-	0.5	(15.8)	-	0.2	(5.9)
Other	(3.2)	(6.3)	(5.2)	(1.4)	(2.8)	(1.9)
Total	$39.7	$54.5	$78.6	19.5%	23.9%	29.3%

	Income Tax Expense			Income Tax Rate
Consolidated KCP&L	2005	2004	2003	2005	2004	2003
	(millions)
Federal statutory income tax	$67.1	$68.6	$73.3	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.3	1.4	3.9	1.2	0.7	1.9
Amortization of investment tax credits	(3.9)	(4.0)	(4.0)	(2.0)	(2.0)	(1.9)
State income taxes	4.2	7.0	7.1	2.2	3.6	3.4
Changes in uncertain tax positions, net	(1.7)	(2.7)	3.9	(0.9)	(1.4)	1.9
Rate changes on deferred taxes	(11.7)	(8.6)	-	(6.1)	(4.4)	-
Allocation of parent company tax benefits	(5.4)	(5.9)	-	(2.8)	(3.0)	-
Other	(2.7)	(3.0)	(0.7)	(1.5)	(1.5)	(0.4)
Total	$48.2	$52.8	$83.5	25.1%	27.0%	39.9%

During 2005, Great Plains Energy and consolidated KCP&L’s income tax expense decreased by $7.5 million and $6.3 million, respectively, due to the favorable impact of sustained audited positions on the companies’ composite tax rates. Great Plains Energy’s income tax expense was also reduced by $5.7 million due to events during 2005 that strengthened the probability of sustaining tax deductions taken on previously filed tax returns.

SFAS No. 109 requires the companies to adjust deferred tax balances to reflect tax rates that are anticipated to be in effect when the differences reverse. The largest component of the companies’ decreases in effective income tax rates in 2005 and 2004 was the result of adjusting KCP&L’s deferred tax balance to its lower composite tax rate due to the impact of sustained audited positions and state tax planning. The impact of the composite tax rate reductions on the deferred tax balances resulted in tax benefits for Great Plains Energy and consolidated KCP&L of $11.7 million in 2005 and $8.6 million in 2004.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		Consolidated KCP&L
December 31	2005	2004	2005	2004
Current deferred income taxes	(millions)
Nuclear fuel outage	$3.4	$5.1	$3.4	$5.1
Derivative instruments	(11.2)	(1.2)	-	0.1
Accrued vacation	4.7	4.5	4.7	3.8
Other	1.8	4.7	0.8	3.8
Net current deferred income tax asset
(liability)	(1.3)	13.1	8.9	12.8
Noncurrent deferred income taxes
Plant related	(554.2)	(556.5)	(554.2)	(556.5)
Income taxes on future regulatory recoveries	(85.7)	(81.0)	(85.7)	(81.0)
Derivative instruments	(11.1)	(0.5)	(4.5)	-
Pension and postretirement benefits	(8.0)	(9.0)	(8.4)	(9.2)
Storm related costs	(1.9)	(3.7)	(1.9)	(3.7)
Debt issuance costs	(2.7)	(2.8)	(2.7)	(2.8)
Gas properties related	(1.3)	(3.4)	-	-
SO2 emission allowance sales	24.2	1.3	24.2	1.3
Tax credit carryforwards	16.0	23.7	-	-
Alternative minimum tax credit carryforward	-	4.1	-	-
State net operating loss carryforward	0.5	0.5	-	-
Other	3.3	(4.4)	6.2	(2.1)
Net noncurrent deferred tax liability before
valuation allowance	(620.9)	(631.7)	(627.0)	(654.0)
Valuation allowance	(0.5)	(0.5)	-	-
Net noncurrent deferred tax liability	(621.4)	(632.2)	(627.0)	(654.0)
Net deferred income tax liability	$(622.7)	$(619.1)	$(618.1)	$(641.2)

	Great Plains Energy		Consolidated KCP&L
December 31	2005	2004	2005	2004
	(millions)
Gross deferred income tax assets	$120.3	$144.3	$100.3	$120.8
Gross deferred income tax liabilities	(743.0)	(763.4)	(718.4)	(762.0)
Net deferred income tax liability	$(622.7)	$(619.1)	$(618.1)	$(641.2)

Tax Credit Carryforwards
At December 31, 2005, the Company had $16.0 million of state income tax credit carryforwards. These credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in years 2008 to 2010. Management believes the credits will be fully utilized within the carryforward period.

Net Operating Loss Carryforwards
At December 31, 2004, KLT Inc. and subsidiaries had Kansas state net operating loss carryforwards of $10.0 million primarily resulting from losses associated with DTI. KLT Inc. and subsidiaries moved its corporate headquarters to Missouri in 2003, and as a result, will not have sufficient presence in Kansas to utilize the losses. The Kansas state net operating loss carryforwards expire in years 2011 to 2012. In 2004, management determined that the loss carryforwards will more likely than not expire unutilized and has provided a valuation allowance against the entire $0.5 million deferred state income tax benefit.

Uncertain Tax Positions
Management evaluates and records tax liabilities for uncertain tax positions based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

At December 31, 2005 and 2004, the Company had $4.6 million and $13.4 million, respectively, of liabilities for uncertain tax positions related to tax deductions or income positions taken on the Company’s tax returns. Consolidated KCP&L had liabilities of $1.2 million and $3.7 million at December 31, 2005 and 2004, respectively. Management believes the tax deductions or income positions are properly treated on such tax returns, but has recorded reserves based upon its assessment of the probabilities that certain deductions or income positions may not be sustained when the returns are audited. The tax returns containing these tax deductions or income positions are currently under audit or will likely be audited. The timing of the resolution of these audits is uncertain. If the positions are ultimately sustained, the Company will reverse these tax provisions to net income. If the positions are not ultimately sustained, the Company may be required to make cash payments plus interest and/or utilize the Company’s federal and state credit carryforwards. During 2005, the Company reversed $9.2 million of previously recorded liabilities for uncertain tax positions primarily due to sustained audited tax positions and the occurrence of events that strengthen the probability of successfully defending deductions taken on its tax returns. During 2005, consolidated KCP&L reversed $2.0 million of tax liabilities for uncertain tax positions.

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

In addition to COLI, as part of the settlement of the 1995-1999 IRS audit, consolidated KCP&L agreed to additional tax of $6.9 million and interest of $5.9 million related primarily to timing differences. This settlement did not have a significant impact on consolidated KCP&L’s net income because the liability had been previously recorded in the liabilities for uncertain tax positions or had offsetting impacts on deferred taxes.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $42.6 million, $62.7 million and $45.2 million for 2005, 2004 and 2003, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At December 31, 2005 and 2004, consolidated KCP&L had a net intercompany payable to Services of $3.5 million and $9.2 million, respectively. In 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business.

13.	COMMITMENTS AND CONTINGENCIES

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

KCP&L operates in an environmentally responsible manner and seeks to use current technology to avoid and treat contamination. KCP&L regularly conducts environmental audits designed to ensure compliance with governmental regulations and to detect contamination. At December 31, 2005 and 2004, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

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

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$395	-	575		$-		$395	-	575	2005 - 2015
Incremental BART	55	-	85	225	-	325	280	-	410	2005 - 2013
Incremental CAMR	48	-	70	4	-	6	52	-	76	2010 - 2018
Comprehensive energy plan retrofits	(171)			(101)			(272)			2006 - 2008
Estimated required environmental expenditures in
excess of the comprehensive energy plan retrofits	$327	-	559	$128	-	230	$455	-	789

Expenditure estimates provided in the table above include, but are not limited to, the accelerated environmental upgrade expenditures included in the MPSC and KCC orders discussed in Note 5.

These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter. KCP&L’s expectation is that any such expenditures will be recovered through rates.

Clean Air Interstate Rule
The Environmental Protection Agency (EPA) Clean Air Interstate Rule (CAIR) requires reductions in SO2 and NOx emissions in 28 states, including Missouri, and became effective July 11, 2005. The reduction in both SO2 and NOx emissions will be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010. More restrictive caps will be effective on January 1, 2015. KCP&L’s coal-fired plants located in Missouri are subject to CAIR, while its coal-fired plants in Kansas are not.

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final rule establishes a market-based cap-and-trade program. Missouri will establish an emission allowance allocation mechanism through a State Implementation Plan (SIP) that is expected to be issued by December 2006. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has banked from previous years of the Acid Rain Program to meet the more stringent CAIR requirements. At December 31, 2005, KCP&L had over 125,000 tons of SO2 emission allowances, which are recorded in inventory at zero cost. KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s comprehensive energy plan as approved by the MPSC and KCC. During 2005, KCP&L sold SO2 emission allowances for proceeds of $61.0 million. See Note 5 for more information.

Analysis of the final rule indicates that selective catalytic reduction technology for NOx control and scrubbers for SO2 control will likely be required for KCP&L’s Montrose station, in addition to the environmental upgrades at Iatan No. 1 included in the comprehensive energy plan. The timing of the installation of such control equipment is currently being developed. KCP&L continues to refine the preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated. As discussed below, certain of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
In 2005, the EPA published regulations on best available retrofit technology (BART) that amended its July 1999 regional haze regulations regarding emission controls for industrial facilities emitting air pollutants that reduce visibility. The BART regulations apply to specific eligible facilities and were effective September 6, 2005. KCP&L coal-fired plants on the BART eligible list include LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri. The CAIR suggests that states in CAIR that meet the CAIR requirement may also meet BART requirements for individual sources. Missouri is considering this proposal as part of the CAIR SIP, but no final decision has been reached. Kansas is not a CAIR state and therefore BART will likely impact LaCygne Nos. 1 and 2. The BART rule directs state air quality agencies to identify whether emissions from sources subject to BART are below limits set by the state, or whether retrofit measures are needed to reduce emissions. States must submit a BART implementation plan in 2007 with required emission controls. If emission controls to comply with BART are required at LaCygne Nos. 1 and 2, additional capital expenditures will be required. KCP&L continues to refine its preliminary cost estimates detailed in the table above and explore alternatives. The ultimate cost of these regulations could be significantly different from the amounts estimated.

Mercury Emissions
In 2000, the National Research Council published its findings of a study under the Clean Air Act, which stated that power plants that burn fossil fuels, particularly coal, generate the greatest amount of mercury emissions from man-made sources. In 2005, the EPA reversed its December 2000 finding that it was “appropriate and necessary” to regulate fossil fuel-fired power plants under section 112 of the Clean Air Act, concluding that the earlier finding lacked foundation and that recent information demonstrates that it is not appropriate or necessary to regulate fossil fuel-fired power plants under section 112. The EPA therefore removed coal- and oil-fired power plants from the section 112(c) list. Under section 112 of the Clean Air Act, the EPA would have been required to issue Maximum Available Control Technology standards for affected facilities and would have been prohibited from using cap and trade provisions for achieving compliance.

In 2005, the EPA published the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act. The rule was effective July 18, 2005, and established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.

Facilities will demonstrate compliance with the standard by holding allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among all regulated facilities nationwide. Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance. While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018. Management expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap. During the ensuing years, management will closely monitor advances in technology for removal of mercury from Powder River Basin (PRB) coal and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date. The ultimate cost of this rule could be significantly different from the amounts estimated in the table above. KCP&L is a participant in the DOE project at the Sunflower Electric Holcomb plant to investigate control technology options for mercury removal from coal-fired plants burning sub-bituminous coal.

In 2005, the EPA agreed to reconsider certain aspects of the rule and to invite additional comments on certain aspects of the rule. However, in its reconsideration notice, the EPA reiterated its position that the methodology used for the risk analysis performed to justify the CAMR is sound and scientifically justified. Comments were due in December 2005. The EPA’s actions to de-list mercury under section 112 of the Clean Air Act and issue CAMR remain controversial and subject to challenge.

Carbon Dioxide
At a December 1997 meeting in Kyoto, Japan, delegates from 167 nations, including the U.S., agreed to a treaty (Kyoto Protocol) that would require a 7% reduction in U.S. CO2 emissions below 1990 levels, a nearly 30% cut from current levels. In 2001, the Bush administration announced it will not negotiate implementation of the Kyoto Protocol and it will not send the Kyoto Protocol to the U.S. Senate for ratification.

In 2002, President Bush unveiled his Clear Skies Initiative, which included a climate change policy. The climate change policy is a voluntary program that relies heavily on incentives to encourage industry to voluntarily limit emissions. The strategy includes tax credits, energy conservation programs, funding for research into new technologies, and a plan to encourage companies to track and report their emissions so that companies could gain credits for use in any future emissions trading program. The greenhouse strategy links growth in emissions of greenhouse gases to economic output. The administration's strategy is intended to reduce the greenhouse gas intensity of the U.S. economy by 18% over the next 10 years. Greenhouse gas intensity measures the ratio of greenhouse gas emissions to economic output as measured by Gross Domestic Product (GDP). Under this plan, as the economy grows, greenhouse gases also would continue to grow, although at a slower rate than they would have without these policies in place. When viewed per unit of economic output, the rate of emissions would drop. The plan projects that the U.S. would lower its rate of greenhouse gas emissions from an estimated 183 metric tons per $1 million of GDP in 2002 to 151 metric tons per $1 million of GDP by 2012.

In 2002, KCP&L joined the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. In 2003, the EEI sent a letter to numerous Administration officials, in which the EEI committed to work with the government over the next decade to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity) by the equivalent of 3% to 5% of the current level. In 2004, Power Partners entered into a cooperative umbrella memorandum of understanding (MOU) with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated over the next decade consistent with the EEI commitment of 3% to 5%.

Air Particulate Matter and Ozone
In 1997, the EPA revised ozone and particulate matter air quality standards creating a new eight-hour ozone standard and establishing a new standard for particulate matter less than 2.5 microns (PM-2.5) in diameter. In 2004, the EPA designated the Kansas City area as attainment with respect to the PM-2.5 National Ambient Air Quality Standards (NAAQS). In 2005, the EPA published a final rule that designated Jackson, Platte, Clay and Cass counties in Missouri and Johnson, Linn, Miami and Wyandotte counties in Kansas as attainment with respect to the eight-hour ozone NAAQS effective June 2, 2005.

Water Use Regulations
In 2004, the EPA finalized the Phase II rule implementing Section 316(b) of the Clean Water Act establishing standards for cooling water intake structures at existing facilities. This final regulation is applicable to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day and use 25% or more of that water for cooling purposes. KCP&L is required to complete a Section 316(b) comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007, the studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological, operational or restoration measures to achieve compliance. Compliance with the final rule is expected to be achieved between 2011 and 2014. Until the Section 316(b) comprehensive demonstration studies are completed, the impact of this final rule cannot be quantified.

Contractual Commitments
Great Plains Energy’s and consolidated KCP&L’s expenses related to lease commitments are detailed in the following table.

	2005	2004	2003
	(millions)
Consolidated KCP&L	$19.4	$18.4	$23.1
Other Great Plains Energy (a)	1.4	1.9	1.0
Total Great Plains Energy	$20.8	$20.3	$24.1
(a) Includes insignificant amounts related to discontinued operations.

Great Plains Energy’s and consolidated KCP&L’s contractual commitments at December 31, 2005, excluding pensions and long-term debt are detailed in the following tables.

Great Plains Energy Contractual Commitments
	2006	2007	2008	2009	2010	After 2010	Total
	(millions)
Lease commitments	$17.1	$15.4	$14.9	$10.7	$8.4	$91.0	$157.5
Purchase commitments
Fuel (a)	107.9	99.9	91.5	46.0	32.3	37.7	415.3
Purchased capacity	5.4	6.8	7.8	8.2	5.4	18.6	52.2
Purchased power	423.4	135.6	46.4	21.8	18.0	-	645.2
Other	33.6	5.6	2.9	-	-	-	42.1
Total contractual commitments	$587.4	$263.3	$163.5	$86.7	$64.1	$147.3	$1,312.3
(a)Fuel commitments consists of commitments for nuclear fuel, coal and coal transportation costs.

Consolidated KCP&L Contractual Commitments
	2006	2007	2008	2009	2010	After 2010	Total
	(millions)
Lease commitments	$15.9	$14.4	$14.0	$10.5	$8.4	$91.0	$154.2
Purchase commitments
Fuel (a)	107.9	99.9	91.5	46.0	32.3	37.7	415.3
Purchased capacity	5.4	6.8	7.8	8.2	5.4	18.6	52.2
Other	33.6	5.6	2.9	-	-	-	42.1
Total contractual commitments	$162.8	$126.7	$116.2	$64.7	$46.1	$147.3	$663.8
(a)Fuel commitments consists of commitments for nuclear fuel, coal and coal transportation costs.

Lease commitments end in 2028 and include insignificant amounts for capital leases. As the managing partner of three jointly owned generating units, KCP&L has entered into leases for railcars to serve those units. Consolidated KCP&L has reflected the entire lease commitment in the above amounts, although the other owners will reimburse approximately $2.0 million per year ($22.7 million total).

KCP&L purchases capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $11.4 million for 2006, $11.2 million per year for 2007 through 2010 and $12.3 million after 2010.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements. Strategic Energy has energy sales contracts not included above for 2006 and 2007 totaling $41.1 million and $4.2 million, respectively.

Synthetic Lease
In 2001, KCP&L entered into a synthetic lease arrangement with a Lease Trust (Lessor) to finance the purchase, installation, assembly and construction of five combustion turbines and related property and equipment that added 385 MWs of peaking capacity. Rental payments under the lease, which reflects interest payments only, began in 2004 and were to end in October 2006. KCP&L exercised its early termination option in 2005 and purchased the leased property for $154.0 million. KCP&L’s expense for the synthetic lease was $2.0 million and $1.9 million in 2005 and 2004, respectively.

The Lease Trust, a special purpose entity, acting as Lessor in the synthetic lease arrangement discussed above, was considered a variable interest entity under FIN No. 46. Because KCP&L had variable interests in the Lease Trust, including among other things, a residual value guarantee provided to the Lessor, KCP&L was the primary beneficiary of the Lease Trust. The Lease Trust was consolidated in 2003, as required by FIN No. 46. As a result, Great Plains Energy’s and consolidated KCP&L’s depreciation expense increased $1.9 million, $5.1 million and $1.3 million in 2005, 2004 and 2003, respectively, with offsetting recognition of minority interest.

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

At December 31, 2005, KCP&L had guaranteed, with a maximum potential of $3.9 million, energy savings under an agreement with a customer that expires over the next four years. A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantees. This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

15.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. Management anticipates filing opening evidence by mid-year 2006 and the STB issuing its decision toward the end of 2007. Until the STB case is finalized, KCP&L is paying tariff rates subject to refund.

Framatome
In 2005, WCNOC filed a lawsuit on behalf of itself, KCP&L and the other two Wolf Creek owners against Framatome ANP, Inc., and Framatome ANP Richland, Inc. (Framatome) in the District Court of Coffey County, Kansas. The suit alleges various claims against Framatome related to the design, licensing and installation of a digital control system. The suit seeks recovery of approximately $16 million in damages from Framatome. Framatome removed the case to U.S. District Court for the

District of Kansas. Thereafter, the plaintiffs filed a motion to remand the case back to Coffey County District Court. The federal court has not yet decided that motion. Framatome has not yet filed its answer in the lawsuit.

Hawthorn No. 5 Subrogation Litigation
KCP&L filed suit in 2001, in Jackson County, Missouri Circuit Court against multiple defendants who are alleged to have responsibility for the 1999 Hawthorn No. 5 boiler explosion. KCP&L and National Union Fire Insurance Company of Pittsburgh, Pennsylvania (National Union) have entered into a subrogation allocation agreement under which recoveries in this suit are generally allocated 55% to National Union and 45% to KCP&L. Certain defendants have been dismissed from the suit and various defendants settled, with KCP&L receiving a total of $38.2 million, of which $18.5 million was recorded as a recovery of capital expenditures. Trial of this case with the one remaining defendant resulted in a March 2004 jury verdict finding KCP&L’s damages as a result of the explosion were $452 million. After deduction of amounts received from pre-trial settlements with other defendants and an amount for KCP&L’s comparative fault (as determined by the jury), the verdict would have resulted in an award against the defendant of approximately $97.6 million (of which KCP&L would have received $33 million pursuant to the subrogation allocation agreement after payment of attorney’s fees). In response to post-trial pleadings filed by the defendant, in 2004, the trial judge reduced the award against the defendant to $0.2 million. Both KCP&L and the defendant have appealed this case to the Court of Appeals for the Western District of Missouri. Oral arguments are expected in the first quarter of 2006.

KCP&L has received $204.8 million in insurance recoveries related to property destroyed in the 1999 explosion at the Hawthorn No. 5 generating unit. Recoveries received related to property destroyed and subrogation settlements recorded as a recovery of capital expenditures have been recorded as an increase in accumulated depreciation.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. Approximately sixty other similar cases are pending before that court. The court has stayed the Wolf Creek case until at least October 2006 to allow for some of the earlier cases to be decided first. Another federal court already has determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L management cannot predict the outcome of the Wolf Creek case.

Haberstroh
In 2004, Robert C. Haberstroh filed suit for breach of employment contract and violation of the Pennsylvania Wage Payment Collection Act against Strategic Energy Partners, Ltd. (Partners), SE Holdings, L.L.C. (SE Holdings) and Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. Mr. Haberstroh claims that he acquired an equity interest in Partners under the terms of his employment agreement and that through a series of transactions, Mr. Haberstroh’s equity interest became an equity interest in SE Holdings. In 2001, Mr. Haberstroh’s employment was terminated and SE Holdings redeemed his equity interest. Mr. Haberstroh is seeking the loss of his non-equity compensation (including salary, bonus and benefits) and equity compensation and associated distributions (his equity interest in SE Holdings).

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

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy. The plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreement) for the bundled product in Pennsylvania. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreement with Strategic Energy. Strategic Energy has filed preliminary objections asking the court to order plaintiffs to file an amended complaint that conforms to applicable court rules.

KLT Telecom
On December 31, 2001, a subsidiary of KLT Telecom Inc. (KLT Telecom), DTI Holdings, Inc. (Holdings) and its subsidiaries Digital Teleport Inc. (Digital Teleport) and Digital Teleport of Virginia, Inc., filed separate voluntary petitions in the Bankruptcy Court for the Eastern District of Missouri for reorganization under Chapter 11 of the U.S. Bankruptcy Code. DTI Holdings and its two subsidiaries are collectively called “DTI.” In 2003, the Bankruptcy Court confirmed the plan of reorganization for these three companies, which included the sale of substantially all assets. KLT Telecom received $19.2 million in 2003 related to the confirmation of the DTI bankruptcy.

KLT Telecom originally acquired a 47% interest in DTI in 1997. On February 8, 2001, KLT Telecom acquired control of DTI by purchasing shares from another Holdings shareholder, Richard D. Weinstein (Weinstein), increasing its ownership to 83.6%. In connection with this purchase, KLT Telecom granted Weinstein a put option. The put option provided for the sale by Weinstein of his remaining shares in Holdings to KLT Telecom during a period beginning September 1, 2003, and ending August 31, 2005. The put option provides for an aggregate exercise price for these remaining shares equal to their fair market value with an aggregate floor amount of $15 million. The floor amount of the put option was fully reserved during 2001. On September 2, 2003, Weinstein delivered to KLT Telecom notice of the exercise of his put option. KLT Telecom declined to pay Weinstein any amount under the put option because, among other things, the stock of Holdings had been cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. Weinstein has sued KLT Telecom for allegedly breaching the put option and seeks damages of at least $15 million plus statutory interest. In April 2005, summary judgment in the Weinstein litigation was granted in favor of KLT Telecom, and Weinstein has appealed this judgment to the Missouri Court of Appeals for the Eastern District. The $15 million reserve has not been reversed pending the outcome of the appeal process, which management expects will conclude in early 2006.

16.	ASSET RETIREMENT OBLIGATIONS

Asset retirement obligations associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred and capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded as an operating expense. Changes in the estimated fair values of the liabilities are recognized when known.

In 2005, FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the term conditional ARO, as used in SFAS No. 143. Conditional ARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Under FIN No. 47, an entity is required to recognize a liability for the fair value of a conditional ARO if the fair value of the liability can be reasonably estimated. Great Plains Energy and consolidated KCP&L adopted the provisions of FIN No. 47 for the year ended December 31, 2005.

KCP&L management determined AROs exist for asbestos in certain fossil fuel plants and for an ash pond and landfill. The additional AROs at December 31, 2005, totaled $8.4 million for remediation of asbestos and $7.0 million for the remediation of the ash pond and landfill. The AROs were derived from third party and internal engineering estimates. To estimate the AROs, KCP&L used a credit-adjusted risk free discount rate of 5.6% for 12.5-year assets, 5.89% for 19.5-year asset and 6.12% for 29.5-year assets. The estimated rate was based on the rate KCP&L could issue bonds for the specific period.

In recording the AROs, net utility plant was increased by $2.2 million. KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable any differences between expense under SFAS No. 143 and expense recovered currently in rates will be recoverable in future rates. As a result, the $13.2 million net effect of adopting FIN No. 47 was recorded as a regulatory asset; therefore, it had no impact on net income.

During 2005, KCP&L also recorded an addition to its ARO to decommission Wolf Creek of $11.3 million, which reflects a 2005 update to the decommissioning study cost estimates. To estimate the additional ARO, KCP&L used a credit-adjusted risk free discount rate of 5.89%. In recording the ARO addition, net utility plant was increased by $10.8 million. A related $0.5 million for accretion expense and depreciation was recorded as a regulatory asset; therefore, it had no impact on net income.

Revisions to the estimated liabilities of KCP&L could occur due to changes in the decommissioning or other cost estimates, extension of the nuclear operating license or changes in federal or state regulatory requirements.

The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s AROs.

December 31	2005	2004
	(millions)
Beginning balance	$113.7	$106.7
Additions	26.7	-
Settlements	(2.0)	-
Accretion	7.5	7.0
Ending balance	$145.9	$113.7

The following table illustrates the effect of FIN No. 47 related AROs if the provisions of FIN No. 47 had been applied beginning January 1, 2003. Pro forma amounts for the periods prior to adoption of FIN No. 47 were measured using assumptions consistent with the period of adoption.

December 31	2005	2004	2003
	(millions)
Beginning balance	$14.6	$13.8	$13.0
Accretion	0.8	0.8	0.8
Ending balance	$15.4	$14.6	$13.8

17.	SEGMENT AND RELATED INFORMATION

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

		Strategic		Great Plains
2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,130.8	$1,474.0	$0.1	$2,604.9
Depreciation and amortization	(146.5)	(6.4)	(0.2)	(153.1)
Interest charges	(61.8)	(3.4)	(8.6)	(73.8)
Income taxes	(49.3)	(16.6)	26.2	(39.7)
Loss from equity investments	-	-	(0.4)	(0.4)
Discontinued operations, net of income taxes	-	-	(1.9)	(1.9)
Net income (loss)	145.2	28.2	(11.1)	162.3

		Strategic		Great Plains
2004	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,090.1	$1,372.4	$1.5	$2,464.0
Depreciation and amortization	(144.3)	(4.8)	(1.0)	(150.1)
Interest charges	(73.7)	(0.7)	(8.6)	(83.0)
Income taxes	(55.7)	(24.3)	25.5	(54.5)
Loss from equity investments	-	-	(1.5)	(1.5)
Discontinued operations, net of income taxes	-	-	7.3	7.3
Net income (loss)	150.0	42.5	(11.7)	180.8

		Strategic		Great Plains
2003	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,054.9	$1,091.0	$2.1	$2,148.0
Depreciation and amortization	(139.9)	(1.7)	(1.2)	(142.8)
Interest charges	(69.9)	(0.4)	(5.9)	(76.2)
Income taxes	(84.4)	(30.2)	36.0	(78.6)
Loss from equity investments	-	-	(2.0)	(2.0)
Discontinued operations, net of income taxes	-	-	(44.8)	(44.8)
Net income (loss)	127.2	39.6	(21.9)	144.9

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
2005	(millions)
Assets	$3,334.6	$441.8	$57.3	$3,833.7
Capital expenditures	332.2	6.6	(4.7)	334.1
2004
Assets	$3,330.2	$407.7	$61.0	$3,798.9
Capital expenditures	190.8	2.6	3.3	196.7
2003
Assets	$3,293.5	$283.0	$105.5	$3,682.0
Capital expenditures	148.8	3.1	-	151.9

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes the operations of HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing related activities.

			Consolidated
2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,130.8	$0.1	$1,130.9
Depreciation and amortization	(146.5)	(0.1)	(146.6)
Interest charges	(61.8)	-	(61.8)
Income taxes	(49.3)	1.1	(48.2)
Net income (loss)	145.2	(1.5)	143.7

			Consolidated
2004	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,090.1	$1.5	$1,091.6
Depreciation and amortization	(144.3)	(0.9)	(145.2)
Interest charges	(73.7)	(0.5)	(74.2)
Income taxes	(55.7)	2.9	(52.8)
Net income (loss)	150.0	(6.7)	143.3

			Consolidated
2003	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,054.9	$2.1	$1,057.0
Depreciation and amortization	(139.9)	(1.1)	(141.0)
Interest charges	(69.9)	(0.4)	(70.3)
Income taxes	(84.4)	0.9	(83.5)
Discontinued operations, net of income taxes	-	(8.7)	(8.7)
Net income (loss)	127.2	(10.0)	117.2

			Consolidated
	KCP&L	Other	KCP&L
2005	(millions)
Assets	$3,334.6	$3.9	$3,338.5
Capital expenditures	332.2	-	332.2
2004
Assets	$3,330.2	$7.2	$3,337.4
Capital expenditures	190.8	-	190.8
2003
Assets	$3,293.5	$9.1	$3,302.6
Capital expenditures	148.8	-	148.8

18.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy has a $550 million revolving credit facility with a group of banks that expires in December 2009. A default by Great Plains Energy or any of its significant subsidiaries of other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2005, the Company was in compliance with this covenant. At December 31, 2005, Great Plains Energy had $6.0 million of outstanding borrowings with an interest rate of 4.98% and had issued letters of credit totaling $38.5 million under the credit facility as credit support for Strategic Energy. At December 31, 2004, Great Plains Energy had $20.0 million of outstanding borrowings with an interest rate of 3.04% and had issued letters of credit totaling $8.0 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $250 million revolving credit facility with a group of banks that expires in December 2009, to provide support for its issuance of commercial paper and other general purposes. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At December 31, 2005, KCP&L was in compliance with this covenant. At December 31, 2005, KCP&L had $31.9 million of commercial paper outstanding and no cash borrowings under the facility. The weighted-average interest rate of the commercial paper was 4.35%. At December 31, 2004, KCP&L had no cash borrowings or commercial paper outstanding.

During 2005, Strategic Energy entered into an amendment to its $125 million revolving credit facility with a group of banks. The amendment extends the expiration of the facility from June 2007 to June 2009 and increases the aggregate revolving loan commitment from $125 million to $135 million. So long as there is no default or unmatured default, Strategic Energy may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy has currently guaranteed $25.0 million of this facility. A default by Strategic Energy of other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this amended agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this amended agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At December 31, 2005,

Strategic Energy was in compliance with these covenants. At December 31, 2005, $75.2 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2004, $69.2 million in letters of credit had been issued and there were no cash borrowings under the agreement.

19.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2005	2004
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$0.5	$0.5
3.45%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
7.125%	2005	-	250.0
6.00%	2007	225.0	225.0
6.50%	2011	150.0	150.0
6.05%	2035	250.0	-
Unamortized discount		(1.8)	(0.6)
EIRR bonds
4.75% Series A & B	2015	104.6	107.0
2.38% Series C		-	50.0
4.75% Series D	2017	39.3	40.2
4.65% Series 2005	2035	50.0	-
2.10% Combustion Turbine Synthetic Lease		-	145.3
Current liabilities
EIRR bonds classified as current		-	(85.9)
Current maturities		-	(250.0)
Total consolidated KCP&L excluding current liabilities		976.4	790.3

Other Great Plains Energy
7.70%* Affordable Housing Notes	2006-2008	2.6	5.8
4.25% FELINE PRIDES Senior Notes	2009	163.6	163.6
Current maturities		(1.7)	(3.2)
Total consolidated Great Plains Energy excluding current maturities		$1,140.9	$956.5
* Weighted-average interest rates as of December 31, 2005

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	2005	2004	2003
		(millions)
Consolidated KCP&L	$2.3	$2.1	$2.1
Other Great Plains Energy	0.7	1.8	1.4
Total Great Plains Energy	$3.0	$3.9	$3.5

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. The Indenture creates a mortgage lien on substantially all utility plant. Mortgage bonds secure $159.3 million of medium-term notes and Environmental Improvement

Revenue Refunding (EIRR) bonds at December 31, 2005 and 2004. In 2004, KCP&L redeemed $54.5 million of its medium-term notes at maturity.

During 2005, KCP&L redeemed its secured 1994 series EIRR bonds totaling $35.9 million by issuing secured EIRR Bonds Series 2005 also totaling $35.9 million: $14.0 million at a fixed rate of 4.05% until maturity at March 1, 2015, and $21.9 million at a fixed rate of 4.65% until maturity at September 1, 2035. The previous interest rate periods on this series, with an interest rate of 2.25%, expired on August 31, 2005. This series was classified as a current liability at December 31, 2004. The new EIRR Bonds Series 2005 is covered by a municipal bond insurance policy issued by XL Capital Assurance Inc. (XLCA). The insurance agreement between KCP&L and XLCA is described below.

In 2004, KCP&L secured a municipal bond insurance policy as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million. This municipal bond insurance policy replaced a 364-day credit facility with a bank, which expired in August 2004 and previously supported full liquidity of these bonds. These variable-rate secured EIRR bonds with a final maturity in 2017 are remarketed on a weekly basis through a Dutch auction process. The insurance agreement between KCP&L and XLCA is described below.

KCP&L Unsecured Notes
KCP&L had $196.5 million of unsecured EIRR bonds outstanding excluding the fair value of interest rate swaps of a $2.6 million liability and $0.7 million asset at December 31, 2005 and 2004, respectively. The interest rates swaps resulted in an effective rate of 5.43% for the Series A, B and D EIRR bonds at December 31, 2005. During 2005, KCP&L redeemed its unsecured Series C EIRR bonds totaling $50.0 million by issuing unsecured EIRR Bonds Series 2005 also totaling $50.0 million at a fixed rate of 4.65% until maturity at September 1, 2035. The previous interest rate period on this series, with an interest rate of 2.38%, expired on August 31, 2005. The Series C EIRR bonds were classified as current liabilities at December 31, 2004. The new EIRR Bonds Series 2005 is covered by a municipal bond insurance policy issued by XLCA. The insurance agreement between KCP&L and XLCA is described below.

KCP&L had $625.0 million of outstanding unsecured senior notes at December 31, 2005 and 2004. During 2005, KCP&L privately issued $250.0 million of 6.05% unsecured senior notes, maturing in 2035. The proceeds from the issuance were used to repay the 7.125% unsecured senior notes that matured in 2005. KCP&L entered into two Treasury Locks (T-Locks) to hedge against interest rate fluctuations on the U.S. Treasury rate component of this issuance. As a result, the effective interest rate on these notes was 5.78% at December 31, 2005. See Note 21 for more information about the T-Locks.

KCP&L exercised its early termination option in the Combustion Turbine Synthetic Lease and purchased the leased property during 2005.

Municipal Bond Insurance Policies
The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies. The insurance policies are in effect for the term of the bonds. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2005, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50.0 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

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

Applicable	Settlement rate	Market value
market value	(in common shares)	per common share (a)
$35.40 or greater	0.7062 to 1	Greater than $25 per common share

$35.40 to $30.00	$25 divided by the applicable	Equal to $25 per common share
market value to 1

$30.00 or less	0.8333 to 1	Less than $25 per common share
(a) Assumes that the market price of the Company’s common stock on February 16, 2007, is the same as the applicable market value.

Great Plains Energy makes quarterly contract adjustment payments at the rate of 3.75% per year and interest payments at the rate of 4.25% per year both payable in February, May, August and November of each year. Great Plains Energy must attempt to remarket the senior notes, in whole but not in part. If the senior notes are not successfully remarketed between August 16, 2006 and February 16, 2007, Great Plains Energy will exercise its rights as a secured party to dispose of the senior notes in accordance with applicable law and satisfy in full each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

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

KLT Investments' affordable housing notes are collateralized by the affordable housing investments. Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities. At December 31, 2005 and 2004, the collateral was held entirely as cash and totaled $1.9 million and $3.7 million, respectively.

Scheduled Maturities
Great Plains Energy's and consolidated KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2006	2007	2008	2009	2010
			(millions)
Consolidated KCP&L	$-	$225.5	$-	$-	$-
Other Great Plains Energy (a)	1.7	0.5	0.3	163.6	-
Total Great Plains Energy	$1.7	$226.0	$0.3	$163.6	$-
(a) FELINE PRIDES senior notes totaling $163.6 million mature in 2009, but must be remarketed between August 16, 2006 and February 16, 2007.

20.	COMMON SHAREHOLDERS’ EQUITY AND PREFERRED STOCK

Common Shareholders’ Equity
In 2004, Great Plains Energy issued 5.0 million shares of common stock at $30 per share under the registration statement discussed in Note 19 with $150.0 million in gross proceeds. Issuance costs of $5.4 million are reflected in capital stock premium and expense on Great Plains Energy’s consolidated balance sheet and statement of common shareholders’ equity.

Treasury shares are held for future distribution upon exercise of options issued in conjunction with the Company’s equity compensation plan.

Great Plains Energy has 3.0 million shares of common stock registered with the SEC for a Dividend Reinvestment and Direct Stock Purchase Plan (Plan). The Plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the Plan. At December 31, 2005, 2.0 million shares remained available for future issuances.

Great Plains Energy has 9.3 million shares of common stock registered with the SEC for a defined contribution savings plan. The Company matches employee contributions, subject to limits. At December 31, 2005, 0.6 million shares remained available for future issuances.

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

Great Plains Energy made capital contributions to KCP&L of $225 million in 2004. These contributions were used to pay down long-term debt. At December 31, 2005, KCP&L’s capital contributions from Great Plains Energy totaled $400 million and are reflected in common stock in the consolidated KCP&L balance sheet.

Preferred Stock
At December 31, 2005, 1.6 million shares of Cumulative No Par Preferred Stock and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices approximating par or stated value.

21.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results. The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees. Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments, excluding those instruments that qualify for the NPNS election which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

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

Cash Flow Hedges - Treasury Locks
In 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued. The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt. The T-Locks removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be. The T-Locks were accounted for as cash flow hedges and no ineffectiveness was recorded on the T-Locks. A pre-tax gain of $12.0 million on the T-Locks was recorded to OCI and is being reclassified to interest expense over the life of the issued 30-year debt. An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. At December 31, 2005, KCP&L did not have any projected natural gas usage hedged for retail load and firm MWh sales. The hedging instruments in place at December 31, 2004, were designated as cash flow hedges. The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness during 2005, 2004 or 2003. When the natural gas is purchased, the amounts in OCI are reclassified to fuel expense in the consolidated income statement.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.0 years and 3.1 years at December 31, 2005 and 2004, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power. Purchased power expense for 2005 and 2004, included gains of $3.3 million and $3.2 million, respectively, due to ineffectiveness of the cash flow hedges. Strategic Energy did not record any gains or losses due to ineffectiveness during 2003.

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

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power expense were a $0.8 million loss, a $1.5 million loss and an insignificant gain for 2005, 2004 and 2003, respectively.

The fair value of non-hedging derivatives at December 31, 2005, also includes certain forward contracts at Strategic Energy that were amended during 2005. Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133. As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle. Strategic Energy is recording the change in fair value of these contracts after the amendment as a component of purchased power expense.

The notional and recorded fair values of the Company’s derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	December 31
	2005		2004
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$164.7	$23.8	$92.4	$4.5
Non-hedging derivatives	35.5	-	2.3	0.7
Forward contracts
Cash flow hedges	121.9	21.0	23.0	1.6
Non-hedging derivatives	178.3	3.6	5.5	(2.2)
Interest rate swaps
Fair value hedges	146.5	(2.6)	146.5	0.7
Consolidated KCP&L
Swap contracts
Cash flow hedges	-	-	6.3	(0.3)
Interest rate swaps
Fair value hedges	146.5	(2.6)	146.5	0.7

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	December 31		December 31
	2005	2004	2005	2004
	(millions)
Current assets	$35.8	$2.5	$11.9	$(0.3)
Other deferred charges	11.8	0.9	-	-
Other current liabilities	1.6	(0.5)	-	-
Deferred income taxes	(20.5)	(0.8)	(4.5)	0.2
Other deferred credits	1.0	(0.9)	-	-
Total	$29.7	$1.2	$7.4	$(0.1)

The amounts recorded in current assets and liabilities reflected in accumulated OCI in the table above at December 31, 2005, are expected to be reclassified to expenses during the next twelve months for Great Plains Energy and consolidated KCP&L.

The amounts reclassified to expenses are summarized in the following table.

	2005	2004	2003
Great Plains Energy
Fuel expense	$(0.5)	$(0.7)	$(0.8)
Purchased power expense	(35.6)	(0.6)	(9.0)
Minority interest	-	0.2	1.0
Income taxes	15.1	0.5	3.8
OCI	$(21.0)	$(0.6)	$(5.0)
Consolidated KCP&L
Fuel expense	$(0.5)	$(0.7)	$(0.8)
Income taxes	0.2	0.3	0.3
OCI	$(0.3)	$(0.4)	$(0.5)

22.	JOINTLY OWNED ELECTRIC UTILITY PLANTS
KCP&L’s share of jointly owned electric utility plants at December 31, 2005, is detailed in the following table.

	Wolf Creek	LaCygne	Iatan No. 1
	Unit	Units	Unit
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%

Utility plant in service	$1,414	$337	$263
Accumulated depreciation	712	244	190
Nuclear fuel, net	28
KCP&L's accredited capacity--MWs	548	711	456 (a)
(a)	The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 456 MWs from 469 MWs until the air quality control equipment included in the comprehensive energy plan is operational.

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and consolidated KCP&L’s financial statements.

23.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2005	(millions, except per share amounts)
Operating revenue	$545.1	$631.7	$782.9	$645.2
Operating income	41.8	62.6	125.5	53.3
Income from continuing operations	20.2	25.5	89.1	29.4
Net income	20.2	21.9	90.9	29.3
Basic and diluted earning per common
share from continuing operations	0.27	0.34	1.19	0.39
Basic and diluted earning per common share	0.27	0.29	1.21	0.39
2004
Operating revenue	$541.5	$613.5	$714.8	$594.2
Operating income	62.6	82.3	125.5	48.4
Income from continuing operations	29.5	41.4	67.9	34.7
Net income	27.3	41.6	75.9	36.0
Basic and diluted earning per common
share from continuing operations	0.42	0.59	0.91	0.46
Basic and diluted earning per common share	0.39	0.59	1.02	0.48

	Quarter
Consolidated KCP&L	1st	2nd	3rd	4th
2005	(millions)
Operating revenue	$233.3	$272.1	$353.0	$272.5
Operating income	24.6	59.0	100.1	66.0
Net income	10.3	29.0	68.9	35.5
2004
Operating revenue	$247.0	$275.0	$323.7	$245.9
Operating income	49.7	68.3	111.3	37.8
Net income	21.2	32.3	63.9	25.9

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FIN 47 “Accounting for Conditional Asset Retirement Obligations”. As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed the presentation of its consolidated statements of cash flows to include the cash flows from operating, investing, and financing activities of discontinued operations within the respective categories of operating, investing and financing activities of the Company and retroactively revised the statements of cash flows for the years ended December 31, 2004 and 2003, for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, effective December 31, 2005, the Company changed its method of accounting for conditional asset retirement obligations to adopt FIN 47 “Accounting for Conditional Asset Retirement Obligations”. As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed the presentation of its consolidated statements of cash flows to include the cash flows from operating, investing, and financing activities of discontinued operations within the respective categories of operating, investing and financing activities of the Company and retroactively revised the statement of cash flows for the year ended December 31, 2003, for the change.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy and KCP&L, respectively, have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy and KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) the information required to be disclosed by the respective companies in the reports that they file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, other than the implementation by Strategic Energy of a new energy supply-side management system, which converted manual controls to electronic controls with no change to control objectives.

There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Great Plains Energy
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy. Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2005. Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Management has concluded that, as of December 31, 2005, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on
Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Great Plains Energy Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard and revisions made to the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006

KCP&L
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L. Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2005. Management used for this evaluation the framework in Internal Control - Integrated Framework issued by the COSO of the Treadway Commission. Management has concluded that, as of December 31, 2005, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework. Deloitte & Touche, LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its audit report on this assessment, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Kansas City Power & Light Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005, of the Company and our report dated March 8, 2006, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard and revisions made to the consolidated statement of cash flows for the year ended December 31, 2003.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 8, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Great Plains Energy Directors
The following information is incorporated by reference from the Great Plains Energy 2006 Proxy Statement, which will be filed with the SEC no later than March 31, 2006 (Proxy Statement):

•	Information regarding the directors of Great Plains Energy required by this item contained in the section titled “Election of Directors”.

•	Information regarding the Audit Committee of Great Plains Energy required by this item contained in the sections titled “Corporate Governance”, “Election of Directors” and “Director Independence”.

KCP&L Directors
Great Plains Energy, as the sole shareholder of KCP&L, elects the directors of KCP&L. The directors of KCP&L are also directors of Great Plains Energy, and the Board committees of Great Plains Energy function as the Board committees of KCP&L. The nine individuals listed below are all of the current directors of KCP&L and have consented to stand for election to the Board of Great Plains Energy. If they are elected at the annual shareholders meeting on May 2, 2006, to serve on the Great Plains Energy Board, they will also be elected to the KCP&L Board to serve as directors until the next annual shareholders meeting and until their successors are elected and qualified. The committee information listed for each director refers to the Great Plains Energy Board committees, which function as the KCP&L Board committees.

David L. Bodde                                 Director since 1994
Dr. Bodde, 63, is the Senior Fellow and Professor, Arthur M. Spiro Center for Entrepreneurial Leadership at Clemson University (since 2004). He previously held the Charles N. Kimball Professor of Technology and Innovation (1996-2004) at the University of Missouri-Kansas City. He also serves on the board of The Commerce Funds. Dr. Bodde served as a member of the Executive, Audit and Governance committees during 2005.

Michael J. Chesser                              Director since 2003
Mr. Chesser, 57, is Chairman of the Board and Chief Executive Officer - Great Plains Energy and Chairman of the Board - KCP&L (since October 2003). Previously he served as Chief Executive Officer of United Water (2002-2003); and President and Chief Executive Officer of GPU Energy (2000-2002). Mr. Chesser served as a member of the Executive committee in 2005.

William H. Downey                              Director since 2003
Mr. Downey, 61, is President and Chief Operating Officer - Great Plains Energy and President and Chief Executive Officer - KCP&L (since October 2003). Mr. Downey joined the Company in 2000 as Executive Vice President - Kansas City Power & Light Company and President - KCPL Delivery Company. Mr. Downey also serves on the board of Enterprise Financial Services Corp.

Mark A. Ernst                                 Director since 2000
Mr. Ernst, 47, is Chairman of the Board, President and Chief Executive Officer of H&R Block, Inc., a global provider of tax preparation, investment, mortgage and accounting services. He was elected Chairman of the Board in 2002, Chief Executive Officer in 2001 and President in 1999. Mr. Ernst also serves on the board of Knight Ridder, Inc. Mr. Ernst served on the Executive, Audit and Compensation and Development committees during 2005.

Randall C. Ferguson, Jr.                           Director since 2002
Mr. Ferguson, 54, is the Senior Partner for Business Development for Tshibanda & Associates, LLC (since March 2005), a consulting and project management services firm committed to assisting clients to improve operations and achieve long-lasting, measurable results. Previously he served as Senior Vice President Business Growth &

Member Connections with the Greater Kansas City Chamber of Commerce (2003-2005) and the retired Senior Location Executive (1998-2003) for the IBM Kansas City Region. Mr. Ferguson served on the Audit and Governance committees during 2005.

Luis A. Jimenez                                Director since 2001
Mr. Jimenez, 61, is Senior Vice President and Chief Strategy Officer (since 2001) of Pitney Bowes Inc., a global provider of integrated mail and document management solutions. He served as Vice President, Global Growth and Future Strategy (1999-2001). Mr. Jimenez served on the Governance and Compensation and Development committees during 2005.

James A. Mitchell                               Director since 2002
Mr. Mitchell, 64, is the Executive Fellow-Leadership, Center for Ethical Business Cultures (since 1999), a not-for-profit organization, assisting business leaders in creating ethical and profitable cultures. Mr. Mitchell served on the Compensation and Development and Governance committees during 2005.

William C. Nelson                                Director since 2000
Mr. Nelson, 68, is Chairman (since 2001) of George K. Baum Asset Management, a provider of investment management services to individuals, foundations and institutions. He also serves on the board of DST Systems. Mr. Nelson served on the Executive, Audit and Compensation and Development committees during 2005.

Linda H. Talbott                                Director since 1983
Dr. Talbott, 65, is President of Talbott & Associates (since 1975), consultants in strategic planning, philanthropic management and development to foundations, corporations, and nonprofit organizations. She is also Chairman of the Center for Philanthropic Leadership. Dr. Talbott served as the Advising Director for Corporate Social Responsibility and on the Governance and Compensation and Development committees during 2005.

KCP&L Audit Committee
The KCP&L Board has designated the Audit Committee of the Great Plains Energy Board as the KCP&L Audit Committee for purposes of Section 10A of the Securities Exchange Act of 1934, as amended, and related rules. The members of the Audit Committee are Mark A. Ernst, David L. Bodde, Randall C. Ferguson, Jr., William K. Hall, William C. Nelson and Robert H. West. The Boards identified Messrs. Ernst, Hall, Nelson and West as “audit committee financial experts”, as that term is defined by the SEC pursuant to Section 407 of the Sarbanes-Oxley Act of 2002, and determined that those individuals are independent.

Great Plains Energy and KCP&L Executive Officers
Information regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 sections titled “Officers of Great Plains Energy” and “Officers of KCP&L”.

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

ITEM 11. EXECUTIVE COMPENSATION

GREAT PLAINS ENERGY
The information regarding compensation of Great Plains Energy directors and named executive officers contained in the sections titled “Corporate Governance”, “Executive Compensation”, “Compensation and Development Committee Report on Executive Compensation”, and “Stock Performance Graph” of the Proxy Statement is incorporated by reference.

KCP&L
Summary Compensation Table
The following table contains compensation data for KCP&L executive officers named below, for fiscal years ended December 31, 2005, 2004 and 2003. The compensation shown for some executive officers is also included in the Summary Compensation Table in the Proxy Statement.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other Annual Compensation ($) (1) (e)	Restricted Stock Award(s) ($)(2) (f)	Securities Underlying Options/ SARs (#) (g)	LTIP Payouts ($) (3) (h)	All Other Compensation ($)(4) (i)
Michael J. Chesser Chairman of the Board	2005 2004 2003	610,000 550,000 137,500	555,707 495,535 123,750	- 311,436 -	- - 1,115,813	- - -	- - -	27,710 8,734 1,403
William H. Downey President and Chief Executive Officer	2005 2004 2003	440,000 400,000 325,000	395,292 270,292 219,375	- - -	- - 1,001,998	- - 5,249	85,947 - -	39,210 27,562 20,764
Terry Bassham Chief Financial Officer	2005 2004 2003	210,069 - -	141,998 - -	76,119 - -	275,942 - -	- - -	- - -	3,228 - -
Stephen T. Easley Senior Vice President- Supply	2005 2004 2003	250,000 225,000 210,000	147,798 116,684 94,500	- - -	302,000 - 128,378	- - 2,449	40,086 - -	14,381 11,972 10,737
John R. Marshall Senior Vice President- Delivery	2005 2004 2003	192,222 - -	347,657 - -	157,315 - -	636,635 - -	- - -	- - -	8,338 - -

(1)
The executive officers named above received certain perquisites from the Company, which may include relocation costs, transportation allowances, a tax and financial planning allowance of up to $1,500, dues for one club and in limited situations, the expenses of spouses accompanying the executive officers. With the exception of Messrs. Marshall and Bassham in 2005 and Mr. Chesser in 2004, perquisites did not reach in any of the reported years the threshold for reporting of the lesser of either $50,000 or ten percent of salary and bonus set forth in the applicable rules of the Securities and Exchange Commission.

For 2005, amounts include:

Marshall
•	Relocation Costs: $151,115
•	Transportation Allowance: $4,200
•	Club Dues: $500
•	Tax/Financial Planning: $1,500

Bassham
•	Relocation Costs: $69,173
•	Transportation Allowance: $5,400
•	Club Dues: $875
•	Spouse Travel: $671

For 2004, amounts include:

Chesser
•	Relocation Costs: $299,292
•	Transportation Allowance: $7,200
•	Club Dues: $1,150
•	Spouse Travel: $3,794

(2)	At Year-End 2005, amounts include:

   Restricted Stock: The dollar value of the restricted stock awards shown in Column (f) above is calculated by multiplying the number of shares awarded by the closing market price of the Great Plains Energy common stock on the date of the grant. The grants of restricted stock vest over time. Unvested grants of restricted stock are forfeited in the event the executive’s employment with the Company is terminated (except in the events of retirement, disability or death, in which cases the grants would be prorated for service during the restriction period).

Chesser
12,135 shares vested October 1, 2005. 12,135 shares each vest on October 1, 2006 and October 1, 2007. Dividends are reinvested with the same restrictions as the restricted stock. The value at December 31, 2005, of the remaining restricted stock was $678,589.

Downey
8,825 shares vested October 1, 2005. 8,825 shares vest on October 1, 2006, and 8,826 shares vest on October 1, 2007. Dividends are reinvested with the same restrictions as the restricted stock. The value at December 31, 2005, of the remaining restricted stock was $493,522.

Bassham
9,083 shares vest March 28, 2008. Dividends are reinvested with the same restrictions as the restricted stock. The value at December 31, 2005, of the restricted stock was $253,961.

Easley
10,000 shares vest on February 1, 2008. Dividends are reinvested with the same restrictions as the restricted stock. The value at December 31, 2005, of the restricted stock was $279,600.

Marshall
20,275 shares of restricted stock were granted in 2005, vesting May 25, 2008. Dividends are reinvested with the same restrictions as the restricted stock. The value at December 31, 2005, of the restricted stock was $566,889.

(3)
The LTIP Payouts for 2005 represent the value of common stock and cash dividends paid under 2003 Performance Shares for the period ended 2005. The value of the payouts are calculated as of February 7, 2006, the date the payouts were approved by the Board.

(4)	For 2005, amounts include:

Chesser
•	Contribution under the Great Plains Energy Employee Savings Plus Plan: $6,300
•	Contribution under the Great Plains Energy Employee Savings Plus Plan accruing to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $12,000
•	Flex dollars under the Great Plains Energy Flexible Benefits Plan: $6,835
•	Deferred flex dollars: $1,582
•	Above-market interest paid on compensation deferred pursuant to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $993

Downey
•	Contribution under the Great Plains Energy Employee Savings Plus Plan: $6,300
•	Contribution under the Great Plains Energy Employee Savings Plus Plan accruing to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $6,900
•	Flex dollars under the Great Plains Energy Flexible Benefits Plan: $6,253
•	Deferred flex dollars: $214
•	Above-market interest paid on compensation deferred pursuant to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $19,543

Bassham
•	Flex Dollars Under the Great Plains Energy Flexible Benefits Plan: $3,228

Easley
•	Contribution under the Great Plains Energy Employee Savings Plus Plan: $6,300
•	Contribution under the Great Plains Energy Employee Savings Plus Plan accruing to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $1,200
•	Flex dollars under the Great Plains Energy Flexible Benefits Plan: $4,192
•	Above-market interest paid on compensation deferred pursuant to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $2,689

Marshall
•	Contribution under the Great Plains Energy Employee Savings Plus Plan accruing to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $5,200
•	Flex dollars under the Great Plains Energy Flexible Benefits Plan: $2,714
•	Above-market interest paid on compensation deferred pursuant to the Great Plains Energy Non-Qualified Deferred Compensation Plan: $424

Long-Term Incentive Plans - Awards in Last Fiscal Year

Name (a)	Number of Shares, Units or Other Rights (#) (b)(1)	Performance or Other Period Until Maturation or Payout (c)	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold ($ or #) (d)	Target ($ or #) (e)	Maximum ($ or #) (f)
Michael J. Chesser	30,233 shares	2 years ending 2006	0	30,233 shares	60,466 shares
	30,233 shares	3 years ending 2007	0	30,233 shares	60,466 shares
William H. Downey	16,719 shares	2 years ending 2006	0	16,719 shares	33,438 shares
	16,719 shares	3 years ending 2007	0	16,719 shares	33,438 shares
Terry Bassham	6,358 shares	3 years ending 2007	0	6,358 shares	12,716 shares
John R. Marshall	7,096 shares	3 years ending 2007	0	7,096 shares	14,192 shares
Stephen T. Easley	5,782 shares	2 years ending 2006	0	5,782 shares	11,564 shares
	5,782 shares	3 years ending 2007	0	5,782 shares	11,564 shares

(1)
The awards of performance shares to Messrs. Chesser and Bassham are based on the following weightings of Great Plains Energy objectives during the applicable performance period: 50% total shareholder return compared to other Edison Electric Institute companies; 25% earnings per share; and 25% return on invested capital. The awards of performance shares to Messrs. Downey, Marshall and Easley are based 60%, 20% and 20%, respectively, on the Great Plains Energy objectives, with the remainder based on the following weightings of KCP&L objectives during the applicable performance period: 25% earnings; 25% return on invested capital; 25% on regulatory/build plan on schedule and budget; and 25% distributed utility goal. Payment of performance shares will range from 0% to 200% of the target amount of performance shares, depending on performance. Payment will be made in an amount equal to the number of performance shares earned, multiplied by the fair market value of common stock at the end of the applicable performance period and divided by the fair market value of common stock at the time of grant.

Aggregated Option/SAR Exercises in the Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year End (#)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year End ($)
			Exercisable (1)(d)	Unexercisable (d)	Exercisable(1) (e)	Unexercisable (e)
Michael J. Chesser	-	-	-	-	-	-
William H. Downey	-	-	40,000	5,249	109,400	1,207
Terry Bassham	-	-	-	-	-	-
Stephen T. Easley	-	-	19,000	2,449	54,240	563
John R. Marshall	-	-	-	-	-	-

Pension Plans
Great Plains Energy has a non-contributory pension plan (Great Plains Energy Pension Plan) providing for benefits upon retirement, normally at age 65. In addition, a supplemental retirement benefit is provided for selected executive officers based on the number of years such persons were officers. The following table shows examples of single life option pension benefits (including unfunded supplemental retirement benefits) payable upon retirement at age 65 to the named executive officers, assuming that the person was covered by the supplemental retirement benefit for all years of service.

Average Annual Base Salary	Annual Pension for Years of Service Indicated
for Highest 36 Months	15	20	25	30 or more
150,000	45,000	60,000	75,000	90,000
200,000	60,000	80,000	100,000	120,000
250,000	75,000	100,000	125,000	150,000
300,000	90,000	120,000	150,000	180,000
350,000	105,000	140,000	175,000	210,000
400,000	120,000	160,000	200,000	240,000
450,000	135,000	180,000	225,000	270,000
500,000	150,000	200,000	250,000	300,000
550,000	165,000	220,000	275,000	330,000
600,000	180,000	240,000	300,000	360,000
650,000	195,000	260,000	325,000	390,000
700,000	210,000	280,000	350,000	420,000
750,000	225,000	300,000	375,000	450,000

Each eligible employee with 30 or more years of credited service, or whose age and years of service add up to 85, is entitled under the Great Plains Energy Pension Plan to a total monthly annuity equal to 50% of their average base monthly salary for the period of 36 consecutive months in which their earnings were highest. The monthly annuity will be proportionately reduced if their years of credited service are less than 30 or if their age and years of service do not add up to 85. The compensation covered by the Great Plains Energy Pension Plan -- base monthly salary -- excludes any bonuses and other compensation. The Great Plains Energy Pension Plan provides that pension amounts are not reduced by Social Security benefits. The estimated years of credited service under the Great Plains Energy Pension Plan for the named executive officers in the Summary Compensation table are as follows.

Officer	Years of Credited Service
Michael J. Chesser(a)	2.5
William H. Downey	5.5
Terry Bassham	0.5
John R. Marshall(a)	0
Stephen T. Easley	9
(a)  Pursuant to the terms of employment agreements, Messrs.
    Chesser and Marshall will be credited with two years of
    service for every one year of service earned. The additional year of service will be paid as a supplemental retirement
    benefit.

Eligibility for supplemental retirement benefits is limited to executive officers selected by the Compensation and Development Committee of the Board; all the named executive officers are participants. The total retirement benefit payable at the normal retirement date is equal to 1 2/3% of highest average annual base salary over the thirty-six consecutive month period when base salary was highest (highest average annual base salary), as shown above, for each year of credited service, plus an additional 1/3% of highest average annual base salary for each year of credited service when the executive was eligible for supplemental retirement benefits, up to 30 years (or a maximum of 60% of highest average annual base salary in the situation where the executive was eligible for supplemental retirement benefits for at least 30 years). A liability accrues each year to cover the estimated cost of future supplemental benefits.

The Internal Revenue Code imposes certain limitations on pensions that may be paid under tax qualified pension plans. In addition to the supplemental retirement benefits, the amount by which pension benefits exceed the limitations will be paid outside the qualified plan and accounted for by Great Plains Energy as an operating expense.

Severance Agreements
Great Plains Energy has severance agreements (Severance Agreements) with certain of its executive officers, including the named executive officers, to ensure their continued service and dedication and their objectivity in considering on behalf of Great Plains Energy any transaction that would change the control of the Company. Under the Severance Agreements, an executive officer would be entitled to receive a lump-sum cash payment and certain insurance benefits during the three-year period after a Change in Control (or, if later, the three-year period following the consummation of a transaction approved by Great Plains Energy’s shareholders constituting a Change in Control) if the officer's employment was terminated by:

•	Great Plains Energy other than for cause or upon death or disability;

•	the executive officer for Good Reason (as defined in the Severance Agreements); and

•
the executive officer for any reason during a 30-day period commencing one year after the Change in Control or, if later, commencing one year following consummation of a transaction approved by Great Plains Energy’s shareholders constituting a change in control (a Qualifying Termination).

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

Upon a Qualifying Termination, a lump-sum cash payment will be made to the executive officer of:
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

In the following circumstances, termination of the officer’s employment prior to a Change in Control (or, if later, prior to the consummation of a transaction approved by shareholders that constitutes a Change in Control) will be treated as a Qualifying Termination:
•	the officer’s employment was terminated without Cause (as defined in the Severance Agreement) and the termination was at the request or direction of the other party to the agreement;

•	the officer terminates his employment for Good Reason; or

•	the officer’s employment is terminated without Cause and such termination is otherwise in connection with or in anticipation of a Change in Control that actually occurs.

Payments and other benefits under the Severance Agreements are in addition to balances due under the Great Plains Energy Long-Term Incentive Plan and Annual Incentive Plan. Upon a Change in Control (as defined in the Great Plains Energy Long-Term Incentive Plan), all stock options granted in tandem with limited stock appreciation rights will be automatically exercised.

Other Employment Arrangements
Pursuant to the terms of an employment arrangement, Mr. Chesser is entitled to receive three times annual salary and bonus if he is terminated without cause prior to his reaching age 63. After age 63, any benefit for termination without cause will be one times annual salary and bonus until age 65. Messrs. Chesser and Marshall will receive two credited years of service for every one year of service earned. The additional year of service will be paid as a supplemental retirement benefit.

Director Compensation
The directors of KCP&L receive the following compensation for serving on the Boards of Great Plains Energy and KCP&L:

An annual retainer of $50,000 was paid in 2005 ($25,000 of which was used to acquire shares of common stock through the Dividend Reinvestment and Direct Stock Purchase Plan on behalf of each non-employee member of the Board). An additional retainer of $10,000 was paid annually to the lead director. Also, a retainer of $6,000, $5,000 and $5,000 was paid to the non-employee director serving as chair of the Audit Committee, the Compensation and Development Committee and the Governance Committee, respectively. Attendance fees of $1,000 for each Board meeting and $1,000 for each committee and other meeting attended were also paid in 2005. Directors may defer the receipt of all or part of the cash retainers and meeting fees.

Great Plains Energy provides life and medical insurance coverage for each non-employee member of the Board. The total premiums paid by Great Plains Energy for this coverage for all non-employee directors in 2005 was $32,789. Great Plains Energy pays or reimburses directors for travel, lodging and related expenses they incur in attending Board and committee meetings, including the expenses incurred by directors’ spouses in accompanying the directors to one Board meeting in 2005. It also matches up to $2,000 per year of charitable donations made by a director to 501(c)(3) organizations that meet our strategic giving priorities and are located in the service territory.

Compensation and Development Committee Report on KCP&L Executive Compensation

The Committee’s Responsibilities
The Compensation and Development Committee of the Board of Great Plains Energy (Committee) is composed of six non-employee directors, each of whom is independent under applicable standards of the New York Stock Exchange. The Committee is responsible for setting the executive compensation structure and administering the policies and plans that govern compensation for the executive officers. The purpose of this report is to summarize the Committee’s compensation philosophy, identify key elements of the executive compensation programs and describe the process and practices applied by the Committee in making compensation decisions for fiscal year 2005.

Compensation Philosophy
The Committee has adopted a compensation philosophy intended to:
•	Attract and retain highly qualified and experienced executives;

•	Emphasize a significant alignment between pay and Great Plains Energy’s and/or the executive’s performance;

•	Motivate executives to achieve strong short-term and long-term financial and operational results;

•	Provide variable compensation opportunities that recognize and reward outstanding performance;

•	Align management interests with those of the shareholders; and

•	Provide a significant portion of total pay in the form of stock-based incentives, correspondingly requiring target levels of stock ownership.

Compensation Methodology
Each year the Committee reviews data from market surveys, proxy statements, and other information provided by independent compensation consultants relating to an assessment of Great Plains Energy’s competitive position with respect to base salaries, annual incentives, long-term incentives, and other specific aspects of executive compensation. The Committee reviews the alignment between executive pay and performance on a regular basis. In the most recent assessment of its compensation practices by the compensation consultant retained by the Committee, it was reported that analyses demonstrated a strong relationship between pay and performance. The Committee also considers in its assessment individual performance, level of responsibility, internal comparisons, and skills and experience. Certain of Great Plains Energy’s executive officers serve as officers and/or directors of various subsidiaries. The total compensation of officers is designed to cover the full range of services they provide to Great Plains Energy and its subsidiaries.

Components of Compensation

Base Salary
The Committee reviews executive officer base salaries annually and concurrent with an evaluation of the executive’s performance for the prior year. Base salaries are based upon job responsibilities, level of experience, individual performance, comparisons of the salaries of executives in similar positions obtained from market surveys, internal comparisons and competitive data provided by compensation consultants retained by the Committee. The goal for the base salary component is to compensate executives at a level, which approximates the median salaries of individuals in comparable positions in companies of similar size within the industry and general industry, as appropriate. Base salary increases for Messrs. Chesser, Downey and Easley were effective January 1, 2005. Messrs. Bassham and Marshall were not employed by Great Plains Energy until March 28, 2005 and May 25, 2005, respectively.

Annual Incentives
Annual cash incentives are provided to executive officers based upon the achievement of pre-established corporate and business unit objectives, and also provide the ability to recognize individual performance. In 2005, the Committee administered the Great Plains Energy Annual Incentive Plan (the Plan) that permitted the award of annual cash incentives to executive officers, including the Named Executive Officers set forth in the Summary Compensation Table. Target incentives under the Plan are established as a percentage of base pay, using survey data for individuals in comparable positions and markets and internal comparisons. The Committee has established total target annual bonus levels intended to approximate the 50th percentile bonus levels in comparable positions and markets when target performance is achieved. Target annual incentives under the Plan for 2005 ranged from 30% to 60% of base pay. The total amount available for payment was determined by corporate earnings per share and subject to established threshold, target and maximum levels. The Plan will pay out at 100% at target. Fifty percent of the incentive is payable at the threshold level of performance and 150% of the incentive is payable at the maximum level of performance. If performance falls below target, but is above threshold, the amount of the award payable will be below the target award level. Similarly, performance above target will result in an award higher than target level. Individual awards will not be paid if the corporate EPS performance falls below the threshold level. The entire award is distributed proportionately among participants based on other corporate and business unit measures, such as return on invested capital, customer satisfaction, customer retention rate, reliability, and others. Individual performance is also taken into account. For 2005, discretion was used to exclude from Great Plains Energy reported earnings and Strategic Energy pre-tax income goals and results the applicable effects of mark-to-market gains and losses on energy contracts, SECA, certain compensation expenses and discontinued operations. As a result, corporate earnings per share were at the maximum level and individual awards were earned in the amounts set forth in the Summary Compensation Table.

The Annual Incentive Plan of Great Plains Energy Incorporated was amended in February of 2006. The amended Plan will continue to be based on achievement of pre-established company and business unit financial and operational metrics. For 2006, the measures for annual incentives are based 50% on core earnings, and 30% on financial ratios, production availability, achievement of comprehensive energy plan milestones, customer satisfaction, profitability, employee engagement and/or other specified business unit objectives. The Committee also takes into account individual performance to account for 20% of the target award. Individual Incentive amounts will range from 0% to 200% of target based on performance, and the Committee intends to target the 50th percentile or above as the basis for target annual bonus levels. Strategic Energy also revised the Strategic Energy L.L.C. Annual Incentive Plan in February of 2006 and has the same structure and terms as the Great Plains Energy Annual Incentive Plan.

Long-Term Incentive Compensation
The Committee has structured a long-term compensation element to more closely align the interests of management with the creation of long-term shareholder value. The Great Plains Energy Long-Term Incentive Plan was approved by shareholders in 2002, and provides for grants by the Committee of stock options, restricted stock, performance shares, and other stock-based awards. Each executive officer is assigned a long-term incentive target based on both internal comparisons and upon survey data for individuals in comparable positions in the markets in which Great Plains Energy competes for executive talent. Compliance with stock ownership guidelines is also taken into consideration in determining grants under the Long-Term Incentive Program. The Committee has established total target long-term incentive targets at the 50th percentile in comparable positions and markets. Targets range from 40% to 150% of base salary. Based on performance over the period, awards can pay out from 0% to 200%. However, since no long-term grants were made under the program in 2004, in 2005 executives received a two-year performance share grant for 2005-2006 performance, and a three-year performance share grant for 2005-2007 performance. Payouts, if any, will be made after the end of the period based on performance during the period. Goals for both long-term grants were based on pre-approved corporate and business unit measures.

For 2006, the performance share component of long-term awards will be based on the Company’s Total Shareholder Return over a three-year period, as compared to the Total Shareholder Return of the Edison Electric Institute (EEI) Index of electric utilities. The Committee believes this measure ensures strong alignment of executive financial interests with the long-term interests of its shareholders.

KCP&L Chief Executive Officer Compensation
The Committee considers the assessment of the Chief Executive Officer’s (CEO) performance and determination of the CEO’s compensation as among its principal responsibilities. Its objective with regards to setting an appropriate level of compensation is to motivate and retain a CEO who is committed to delivering sustained superior performance for the Company’s shareholders.

In 2005, Mr. Downey received a base salary of $440,000, which is below the median for CEOs of comparably-sized companies in similar markets. In determining Mr. Downey’s base salary, the Committee considered the financial performance of the Company; the cost and quality of services provided; leadership in enhancing the long-term value of the Company; performance against other pre-established objectives; survey data; and consideration of length of service. Mr. Downey’s annual incentive compensation award was targeted at 45% of base pay, also considered to be somewhat below market levels. In 2005, Mr. Downey’s incentive award was based 80% on Great Plains Energy performance which included a balanced scorecard of financial, customer-related and internal/operational metrics, and 20% on individual performance. Funding for annual awards was based on corporate earnings per share. The Great Plains Energy scorecard resulted in overall performance between target and maximum levels for purposes of the annual incentive plan, and earnings performance allowed funding at the maximum level. Mr. Downey received two long-term performance share grants in 2005 since no awards were made in 2004. Awards were determined in the same manner as for other executive officers. Mr. Downey’s long-term incentive target was 115% of base pay, which is consistent with the 50th percentile for comparable CEO positions and markets.

It is the Committee’s intent that, when taken together, the components of Mr. Downey’s pay, including base salary, annual incentives and long-term incentives, would result in total compensation that would approximate the 50th percentile of the market when incentive plan performance measures are met and in compensation levels at the 75th percentile or higher when incentive plan performance is at superior levels.

Code Section 162(m)
Section 162(m) of the Internal Revenue Code precludes the Company from taking a deduction for compensation in excess of $1 million for any individual who, on the last day of that year, is the CEO or among the other four highest compensated officers unless that compensation qualifies as performance-based compensation under Section 162(m). With respect to incentive compensation, the Great Plains Energy Long-Term Incentive Plan was approved by shareholders in 2002 and offers vehicles, which are performance-based. It is the Committee’s intent to take reasonable steps to include the provisions necessary to qualify for exemptions from the limitations on such deductibility under Section 162(m) at the time the Plan is next taken for shareholder vote in May 2007. With respect to awards under the Great Plains Energy Annual Incentive Plan, the Committee believes that the interests of the Company’s shareholders are best served by not restricting the Committee’s and Company’s discretion and flexibility in developing compensation programs.

COMPENSATION AND DEVELOPMENT COMMITTEE
William C. Nelson (Chairman)
Mark A. Ernst
Luis A. Jimenez
James A. Mitchell
Linda H. Talbott
Robert H. West

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

GREAT PLAINS ENERGY
The information regarding security ownership of the directors and executive officers of Great Plains Energy contained in the section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers” of the Proxy Statement is incorporated by reference.

KCP&L
Great Plains Energy is the sole shareholder of KCP&L. The following table shows beneficial ownership of Great Plains Energy’s common stock by the named executive officers, directors and all directors and executive officers of KCP&L as of February 7, 2006, (with the exception of shares held in the Employee Savings Plus Plan, which is reported as of January 31, 2006). The total of all shares owned by directors and executive officers represents less than 1% of Great Plains Energy’s common stock.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned (1)
Named Executive Officers
Michael J. Chesser	43,973
William H. Downey	89,255
Terry Bassham	11,721
Stephen T. Easley	39,705
John R. Marshall	25,761

Non-management Directors
David L. Bodde	10,465	(2)
Mark A. Ernst	8,663
Randall C. Ferguson, Jr.	4,203
Luis A. Jimenez	4,650
James A. Mitchell	5,209
William C. Nelson	5,069	(3)
Linda H. Talbott	10,781
All KCP&L Executive Officers and Directors As A Group (20 persons)	334,181
(1)	Includes restricted stock and exercisable non-qualified stock options.
•	Restricted Stock: Chesser - 36,006 shares; Downey - 24,487 shares;
Bassham - 11,721 shares; Marshall - 23,567 shares; Easley - 12,593 shares; other executive officers - 15,886.
•	Exercisable Non-Qualified Stock Options: Downey - 40,000 shares; Easley - 19,000 shares; other executive officers - 36,000.
(2)	The nominee disclaims beneficial ownership of 1,000 shares reported and held by nominee's mother.
(3)	The nominee disclaims beneficial ownership of 62 shares reported and held by nominee’s wife.

Equity Compensation Plan
The information regarding Great Plains Energy’s equity compensation plan is in Item 5, Market for the Registrants’ Common Equity and Related Shareholder Matters, of this report and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GREAT PLAINS ENERGY
The information contained in the section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers - Certain Relationships and Related Transactions” of the Proxy Statement is incorporated by reference.

KCP&L
See Note 12 to the consolidated financial statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GREAT PLAINS ENERGY
The information regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Audit Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2005 and 2004 and for other services rendered during 2005 and 2004 on behalf of the Company and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2005	2004
Audit Fees	$1,075,986	$ 920,904
Audit-Related Fees	62,251	138,080
Tax Fees	24,307	373,730
All Other Fees	21,100	-
Total Fees	$1,183,644	$ 1,432,714

Audit Fees: Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of the Company and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the Securities and Exchange Commission, including comfort letter, consents and assistance with and review of documents filed with the Securities and Exchange Commission; and accounting research in support of the audit.

Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of the Company and its subsidiaries and are not reported under “Audit Fees”. These services include consultation concerning financial accounting and reporting standards and services in connection with the Company’s assessment of the effectiveness of its internal control over financial reporting (the fees in 2004 aggregated $131,980).

Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning. Tax fees for 2004 included $372,040 of fees that became payable upon resolution of engagements entered into in prior years.

All Other Fees: Consists of fees for all other services other than those reported above. Those services included the development and facilitation of a group training course in 2005.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor to the Company and its subsidiaries. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted for the Company and its subsidiaries policies and procedures for the pre-approval of services provided by the independent auditor. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee. The Audit Committee as well may specifically approve audit and permissible non-audit services on a case-by-case basis. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Audit Committee receives quarterly reports regarding the pre-approved services performed by the independent auditor. The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements
		Page No.
Great Plains Energy
a.	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	57
b.	Consolidated Balance Sheets - December 31, 2005 and 2004	58
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	60
d.	Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003	61
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	62
f.	Notes to Consolidated Financial Statements	69
g.	Report of Independent Registered Public Accounting Firm	121

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	63
i.	Consolidated Balance Sheets - December 31, 2005 and 2004	64
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	66
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2005, 2004 and 2003	67
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003	68
m.	Notes to Consolidated Financial Statements	69
n.	Report of Independent Registered Public Accounting Firm	122

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I - Parent Company Financial Statements	148
b.	Schedule II - Valuation and Qualifying Accounts and Reserves	152
	KCP&L
c.	Schedule II - Valuation and Qualifying Accounts and Reserves	153

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1	*
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

4.1.f	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.g	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.h	*	Form of Income PRIDES (included in Exhibit 4.1 to Form 8-A/A, dated June 14, 2004, as Exhibit A thereto).
10.1.a	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).
10.1.b	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Administration effective as of February 7, 2006.
10.1.c	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1 to Form 8-K dated February 4, 2005).
10.1.d	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.1.e	+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.f	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.b to Form 10-Q for the quarter ended March 31, 2005).
10.1.g	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.c to Form 10-Q for the quarter ended March 31, 2005).
10.1.h	+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002.
10.1.i	*+	Strategic Energy, L.L.C. Long-Term Incentive Plan Grants 2005, Amended May 2, 2005 (Exhibit 10.1.f to Form 10-Q for the period ended March 31, 2005).
10.1.j	+	Strategic Energy, L.L.C. Executive Long-Term Incentive Plan 2006.
10.1.k	*+	Great Plains Energy Incorporated/Kansas City Power & Light Company Annual Incentive Plan 2005, Amended May 3, 2005 (Exhibit 10.1.c to Form 10-Q for the quarter ended March 31, 2005).
10.1.l	+	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended as of January 1, 2006.
10.1.m	+	Strategic Energy, L.L.C. Annual Incentive Plan dated January 1, 2006.
10.1.n	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).

10.1.o	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the period ended March 31, 2003).
10.1.p	+	Form of Indemnification Agreement with officers and directors.
10.1.q	*+	Form of Restated Severance Agreement dated January 2000 with certain executive officers (Exhibit 10-e to Form 10-K for the year ended December 31, 2000).
10.1.r	*+	Form of Conforming Amendment to Severance Agreements with certain executive officers (Exhibit 10.1.b to Form 10-Q for the period ended March 31, 2003).
10.1.s	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated effective October 1, 2003 (Exhibit 10.1.a to Form 10-Q for the period ended September 30, 2003).
10.1.t	*+	Nonqualified Deferred Compensation Plan (Exhibit 10-b to Form 10-Q for the period ended March 31, 2000).
10.1.u	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.
10.1.v	*+
Employment Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2004).

10.1.w	*+
Severance Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.q to Form 10-K for the year ended December 31, 2004).

10.1.x	*
First Amended and Restated Joint Plan under Chapter 11 of the United States Bankruptcy Code dated March 31, 2003, of Digital Teleport Inc., DTI Holdings, Inc. and Digital Teleport of Virginia, Inc. (Exhibit 10.1.e to Form 10-Q for the period ended March 31, 2003).

10.1.y	*
Credit Agreement dated as of December 15, 2004, among Great Plains Energy Incorporated, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited (Exhibit 10.1.s to Form 10-K for the year ended December 31, 2004).

10.1.z	*
First Amendment, dated October 6, 2005, to the Credit Agreement dated as of December 15, 2004, among Great Plains Energy Incorporated, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2005).

10.1.aa	*
Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank and Sky Bank. (Exhibit 10.2 to Form 10-Q for the period ended June 30, 2004).

10.1.bb
Amendment No. 1 dated as of December 20, 2005, to Amended and Restated Credit Agreement, dated as of July 2, 2004, by and among Strategic Energy, L.L.C., LaSalle Bank National Association, PNC Bank, National Association, Citizens Bank of Pennsylvania, Provident Bank, Fifth Third Bank, First National Bank of Pennsylvania and Sky Bank.

10.1.cc	*
Amended and Restated Limited Guaranty dated as of July 2, 2004, by Great Plains Energy Incorporated in favor of the lenders under the Amended and Restated Credit Agreement dated as of July 2, 2004 among Strategic Energy, L.L.C. and the financial institutions from time to time parties thereto. (Exhibit 10.3 to Form 10-Q for the period ended June 30, 2004).

10.1.dd	*
General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.a. to Form 10-Q for the period ended June 30, 2002).

10.1.ee	*
Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.b. to Form 10-Q for the period ended June 30, 2002).

10.1.ff	*	Agreement between Great Plains Energy Incorporated and Andrea F. Bielsker dated March 4, 2005 (Exhibit 10.1.jj to Form 10-K for the year ended December 31, 2004).
10.1.gg	*	Agreement between Great Plains Energy Incorporated and Jeanie Sell Latz dated April 5, 2005 (Exhibit 10.1 to Form 8-K dated April 5, 2005).
12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of Great Plains Energy Incorporated.
23.1.a		Consent of Counsel.
23.1.b		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.
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

3.2.a	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the period ended September 30, 2001).
3.2.b		By-laws of Kansas City Power & Light Company, as amended November 1, 2005.
4.2.a	*
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
Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).

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

4.2.i	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the period ended March 31, 2002).

4.2.j		Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company.
4.2.k
Registration Rights Agreement dated as of November 17, 2005, among Kansas City Power & Light Company, and BNP Paribas Securities Corp. and J.P. Morgan Securities Inc. as representatives of the several initial purchasers.

10.2.a	*
Railcar Lease dated as of January 31, 1995, between First Security Bank of Utah, National Association, and Kansas City Power & Light Company (Exhibit 10-o to Form 10-K for the year ended December 31, 1994).

10.2.b	*	Railcar Lease dated as of September 8, 1998, with CCG Trust Corporation (Exhibit 10(b) to Form 10-Q for the period ended September 30, 1998).
10.2.c	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002 (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).
10.2.d	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the period ended September 30, 2004).
10.2.e		Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc.
10.2.f		Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc.
10.2.g	*
Credit Agreement dated as of December 15, 2004, among Kansas City Power & Light Company, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited (Exhibit 10.2.h to Form 10-K for the year ended December 31, 2004).

10.2.h	*
First Amendment, dated October 6, 2005, to the Credit Agreement dated as of December 15, 2004, among Kansas City Power & Light Company, Bank of America, N.A., as Syndication Agent, The Bank of Tokyo-Mitsubishi, Ltd, Wachovia Bank, National Association and BNP Paribas, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, U.S. Bank National Association, Merrill Lynch Bank USA, Morgan Stanley Bank, Mizuho Corporate Bank, UMB Bank, N.A., PNC Bank, National Association, Bank Midwest, N.A. and UFJ Bank Limited (Exhibit 10.2.a to Form 10-Q for the quarter ended September 30, 2005).

10.2.i	*
Stipulation and Agreement dated March 28, 2005, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of the Public Counsel, Missouri Department of Natural Resources, Praxair, Inc., Missouri Independent Energy Consumers, Ford Motor Company, Aquila, Inc., The Empire District Electric Company, and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2005).

10.2.j	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

10.2.k	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

10.2.l	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2005	2004	2003
Operating Expenses	(millions)
Other	$7.1	$8.5	$5.3
General taxes	0.3	0.2	0.2
Total	7.4	8.7	5.5
Operating loss	(7.4)	(8.7)	(5.5)
Equity from earnings in subsidiaries	178.2	199.2	149.5
Non-operating income	1.6	2.3	3.1
Non-operating expenses	(0.1)	(0.2)	(0.4)
Interest charges	(9.4)	(8.1)	(4.6)
Income before income taxes	162.9	184.5	142.1
Income taxes	(0.6)	(3.7)	2.8
Net income	162.3	180.8	144.9
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$160.7	$179.2	$143.3

Average number of common shares outstanding	74.6	72.0	69.2

Basic and diluted earnings per common share	$2.15	$2.49	$2.07

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2005	2004
ASSETS	(millions)
Current Assets
Cash and cash equivalents	$2.0	$2.8
Accounts receivable from subsidiaries	1.0	0.8
Notes receivable from subsidiaries	5.4	19.3
Taxes receivable	1.8	4.4
Other	0.5	0.5
Total	10.7	27.8
Nonutility Property and Investments
Investment in KCP&L	1,141.0	1,099.6
Investments in other subsidiaries	288.0	248.7
Total	1,429.0	1,348.3
Deferred Charges and Other Assets
Total	2.0	2.5
Total	$1,441.7	$1,378.6

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$6.0	$20.0
Accounts payable to subsidiaries	0.5	-
Accounts payable	0.1	-
Accrued interest	1.7	1.6
Other	6.5	6.1
Total	14.8	27.7
Deferred Credits and Other Liabilities
Total	0.9	6.7
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
74,783,824 and 74,394,423 shares issued, stated value	777.2	765.5
Unearned compensation	(2.1)	(1.4)
Capital stock premium and expense	(30.7)	(32.1)
Retained earnings	488.0	451.5
Treasury stock-43,376 and 28,488 shares, at cost	(1.3)	(0.9)
Accumulated other comprehensive loss	(7.7)	(41.0)
Total	1,223.4	1,141.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	163.6	163.6
Total	1,426.0	1,344.2
Commitments and Contingencies
Total	$1,441.7	$1,378.6

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2005	2004	2003
Cash Flows from Operating Activities		(millions)
Net income	$162.3	$180.8	$144.9
Adjustments to reconcile income to net cash from operating activities:
Amortization	0.6	1.8	-
Deferred income taxes, net	-	0.6	(0.6)
Equity in earnings from subsidiaries	(178.2)	(199.2)	(149.5)
Cash flows affected by changes in:
Accounts receivables from subsidiaries	(0.4)	4.3	(3.0)
Taxes receivable	2.6	(4.4)	-
Accounts payable to subsidiaries	0.5	(0.8)	(1.9)
Other accounts payable	0.1	-	(0.2)
Accrued and current taxes	-	(7.5)	1.2
Accrued interest	0.1	0.8	0.1
Cash dividends from subsidiaries	133.9	210.1	98.0
Other	3.0	0.4	0.7
Net cash from operating activities	124.5	186.9	89.7
Cash Flows from Investing Activities
Equity contributions to subsidiaries	-	(305.0)	(100.0)
Net change in notes receivable from subsidiaries	11.0	7.8	56.3
Net cash from investing activities	11.0	(297.2)	(43.7)
Cash Flows from Financing Activities
Issuance of common stock	9.1	153.7	-
Issuance of long-term debt	-	163.6	-
Issuance fees	-	(12.1)	-
Net change in short-term borrowings	(14.0)	(67.0)	68.3
Dividends paid	(125.5)	(120.8)	(116.5)
Other financing activities	(5.9)	(5.0)	(0.4)
Net cash from financing activities	(136.3)	112.4	(48.6)
Net Change in Cash and Cash Equivalents	(0.8)	2.1	(2.6)
Cash and Cash Equivalents at Beginning of Year	2.8	0.7	3.3
Cash and Cash Equivalents at End of Year	$2.0	$2.8	$0.7

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Common Shareholders’ Equity of Parent Company
Statements of Comprehensive Income of Parent Company

Incorporated by reference is Great Plains Energy Consolidated Statements of Common Shareholders’ Equity and Consolidated Statements of Comprehensive Income.

GREAT PLAINS ENERGY INCORPORATED
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY

The following are supplemental notes to the Great Plains Energy Incorporated Parent Company Financial Statements and should be read in conjunction with the Great Plains Energy Incorporated Notes to Consolidated Financial Statements in Part II, Item. 8.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.

2.	GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. The majority of these agreements guarantee the future performance of Great Plains Energy or its subsidiaries, so a liability for the fair value of the obligation is not recorded.

Great Plains Energy has provided $122.0 million of guarantees to support certain Strategic Energy power purchases and regulatory requirements. At December 31, 2005, guarantees related to Strategic Energy are as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $58.0 million, which expire in 2006,

•	Great Plains Energy provides indemnifications to the issuers of surety bonds totaling $0.5 million, which expire in 2006,

•	Great Plains Energy guarantees related to letters of credit totaling $25.0 million, which expire in 2006 and

•	Great Plains Energy letters of credit totaling $38.5 million.

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003

		Additions
		Charged
	Balance At	To Costs		Charged				Balance
	Beginning	And		To Other				At End
Description	Of Period	Expenses		Accounts		Deductions		Of Period
Year Ended December 31, 2005	(millions)
Allowance for uncollectible accounts	$6.4	$6.9		$5.0	(a)	$11.4	(b)	$6.9
Legal reserves	3.2	4.5		-		1.8	(c)	5.9
Environmental reserves	0.3	-		-		-		0.3
Uncertain tax positions	13.4	1.2		-		10.0	(d)	4.6
Year Ended December 31, 2004
Allowance for uncollectible accounts	$8.5	$5.4		$2.8	(a)	$10.3	(b)	$6.4
Legal reserves	4.0	1.4		-		2.2	(c)	3.2
Environmental reserves	1.8	-		-		1.5	(e)	0.3
Uncertain tax positions	16.8	3.2		-		6.6	(d)	13.4
Year Ended December 31, 2003
Allowance for uncollectible accounts	$8.8	$5.1		$2.8	(a)	$8.2	(b)	$8.5
Legal reserves	3.8	3.3		-		3.1	(c)	4.0
Environmental reserves	1.9	-		-		0.1	(f)	1.8
Tax valuation allowance	15.8	(15.8	) (g)	-		-		-
Uncertain tax positions	2.5	12.0		3.6	(h)	1.3	(d)	16.8
Discontinued operations	1.7	-		-		1.7	(i)	-

(a) Recoveries. Charged to other accounts for the year ended December 31, 2005, includes the establishment of an allowance of $1.6 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of
$1.4 million by Worry Free.
(c) Payment of claims.
(d)Reversal of uncertain tax positions. Deductions for the year ended December 31, 2005, includes a reclass of
$0.8 million to franchise taxes payable. Deductions for the year ended December 31, 2003, includes taxes paid for an IRS settlement.
(e) Reversal of reserve for remediation of soil and groundwater.
(f) Payment of expenses.
(g)A tax valuation allowance of $15.8 million was recorded at KLT Telecom in 2001 to reduce the income tax benefits arising primarily from DTI's 2002 abandonment of its $104 million of long-haul assets. The allowance was necessary due to the uncertainty of recognizing future tax deductions while DTI was in the bankruptcy process. The allowance was reversed in 2003 after confirmation of the DTI restructuring plan.
(h) Establishment of liability for uncertain tax positions for prior years current tax expense in excess of taxes paid.
(i) In 2003, HSS completed the disposition of its interest in RSAE.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2005	(millions)
Allowance for uncollectible accounts	$1.7	$3.3	$4.6	(a)	$7.0	(b)	$2.6
Legal reserves	3.2	3.1	-		1.8	(c)	4.5
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions	3.7	0.3	-		2.8	(d)	1.2
Year Ended December 31, 2004
Allowance for uncollectible accounts	$4.9	$2.6	$2.7	(a)	$8.5	(b)	$1.7
Legal reserves	3.8	1.4	-		2.0	(c)	3.2
Environmental reserves	1.8	-	-		1.5	(e)	0.3
Uncertain tax positions	6.4	2.1	-		4.8	(d)	3.7
Year Ended December 31, 2003
Allowance for uncollectible accounts	$5.6	$3.5	$2.7	(a)	$6.9	(b)	$4.9
Legal reserves	3.8	3.1	-		3.1	(c)	3.8
Environmental reserves	1.9	-	-		0.1	(f)	1.8
Uncertain tax positions	2.5	3.9	1.2	(g)	1.2	(d)	6.4
Discontinued operations	1.7	-	-		1.7	(h)	-

(a) Recoveries. Charged to other accounts for the year ended December 31, 2005, includes the establishment of an allowance of $1.6 million.
(b) Uncollectible accounts charged off. Deductions for the year ended December 31, 2004, includes a charge off of
$1.4 million by Worry Free.
(c) Payment of claims.
(d)Reversal of uncertain tax positions. Deductions for the year ended December 31, 2005, includes a reclass of
$0.8 million to franchise taxes payable. Deductions for the year ended December 31, 2003, includes taxes paid for an IRS settlement.
(e) Reversal of reserve for remediation of soil and groundwater.
(f) Payment of expenses.
(g) Establishment of liability for uncertain tax positions for prior years current tax expense in excess of taxes paid.
(i) In 2003, HSS completed the disposition of its interest in RSAE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED
Date: March 8, 2006                  By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President - Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) March 8, 2006
)
/s/William H. Downey William H. Downey	Director	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)
*By   /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: March 8, 2006         By: /s/ William H. Downey
William H. Downey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William H. Downey William H. Downey	President and Chief Executive Officer and Director (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Chief Financial Officer (Principal Financial Officer)	) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) March 8, 2006
)
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
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