Form 10-Q
period 2007-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2007-05-09
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

On May 4, 2007, Great Plains Energy Incorporated had 85,998,338 shares of common stock outstanding.
On May 4, 2007, Kansas City Power & Light Company had one share of common stock outstanding, which was held by
Great Plains Energy Incorporated.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L). KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and is filed by, Great Plains Energy. Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Strategic Energy, L.L.C. (Strategic Energy), does not relate to, and is not filed by, KCP&L. KCP&L makes no representation as to that information. Neither Great Plains Energy nor Strategic Energy have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or Strategic Energy’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter. It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2006 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements regarding projected delivered volumes and margins, the outcome of regulatory proceedings, cost estimates of the comprehensive energy plan and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity; nuclear operations; ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses and the effects of competition; workforce risks including compensation and benefits costs; performance of projects undertaken by non-regulated businesses and the success of efforts to invest in and develop new opportunities; the ability to successfully complete merger, acquisition or divestiture plans (including the acquisition of Aquila, Inc., and Aquila’s sale of assets to Black Hills Corporation) and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report together with the risk factors included in the 2006 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks to the companies. Other sections of this report and other periodic reports filed by the companies with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila	Aquila, Inc.
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt

Abbreviation or Acronym	Definition
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Locks
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$37,279	$61,823
Receivables, net	326,801	339,399
Fuel inventories, at average cost	29,677	27,811
Materials and supplies, at average cost	60,229	59,829
Deferred refueling outage costs	11,818	13,921
Refundable income taxes	21,693	9,832
Deferred income taxes	-	39,566
Derivative instruments	27,693	6,884
Other	11,705	11,717
Total	526,895	570,782
Nonutility Property and Investments
Affordable housing limited partnerships	21,018	23,078
Nuclear decommissioning trust fund	106,163	104,066
Other	14,796	15,663
Total	141,977	142,807
Utility Plant, at Original Cost
Electric	5,302,130	5,268,485
Less-accumulated depreciation	2,491,508	2,456,199
Net utility plant in service	2,810,622	2,812,286
Construction work in progress	257,443	214,493
Nuclear fuel, net of amortization of $107,542 and $103,381	36,333	39,422
Total	3,104,398	3,066,201
Deferred Charges and Other Assets
Regulatory assets	427,481	434,392
Goodwill	88,139	88,139
Derivative instruments	27,881	3,544
Other	38,881	29,795
Total	582,382	555,870
Total	$4,355,652	$4,335,660

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$241,000	$-
Commercial paper	224,061	156,400
Current maturities of long-term debt	1,034	389,634
EIRR bonds classified as current	145,291	144,742
Accounts payable	298,177	322,724
Accrued taxes	40,225	24,106
Accrued interest	19,340	14,082
Accrued payroll and vacations	22,673	33,266
Pension and post-retirement liability	1,037	1,037
Deferred income taxes	1,467	-
Derivative instruments	9,343	91,482
Other	20,890	25,520
Total	1,024,538	1,202,993
Deferred Credits and Other Liabilities
Deferred income taxes	634,743	622,847
Deferred investment tax credits	28,104	28,458
Asset retirement obligations	92,601	91,824
Pension liability	141,993	143,170
Regulatory liabilities	116,340	114,674
Derivative instruments	14,297	61,146
Other	92,759	82,122
Total	1,120,837	1,144,241
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,056,254 and 80,405,035 shares issued, stated value	1,064,445	896,817
Retained earnings	479,713	493,399
Treasury stock-71,933 and 53,499 shares, at cost	(2,198)	(1,614)
Accumulated other comprehensive income (loss)	21,766	(46,686)
Total	1,563,726	1,341,916
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 7)	607,551	607,510
Total	2,210,277	1,988,426
Commitments and Contingencies (Note 12)
Total	$4,355,652	$4,335,660

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)
	As Adjusted
Three Months Ended March 31	2007	2006
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$255,652	$240,390
Electric revenues - Strategic Energy	407,985	318,012
Other revenues	639	783
Total	664,276	559,185
Operating Expenses
Fuel	52,664	46,500
Purchased power - KCP&L	16,355	5,117
Purchased power - Strategic Energy	341,558	325,758
Skill set realignment costs	-	9,393
Other	96,510	76,117
Maintenance	29,834	21,959
Depreciation and amortization	45,042	38,946
General taxes	27,872	27,644
Loss on property	3	99
Total	609,838	551,533
Operating income	54,438	7,652
Non-operating income	4,773	2,985
Non-operating expenses	(2,703)	(2,141)
Interest charges	(21,699)	(17,323)
Income before income taxes and loss from equity investments	34,809	(8,827)
Income taxes	(11,064)	8,010
Loss from equity investments, net of income taxes	(379)	(290)
Net income (loss)	23,366	(1,107)
Preferred stock dividend requirements	412	411
Earnings (loss) available for common shareholders	$22,954	$(1,518)

Average number of common shares outstanding	82,813	74,659

Basic and diluted earnings (loss) per common share	$0.28	$(0.02)

Cash dividends per common share	$0.415	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted
Three Months Ended March 31	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income (loss)	$23,366	$(1,107)
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	45,042	38,946
Amortization of:
Nuclear fuel	4,161	3,890
Other	2,735	2,334
Deferred income taxes, net	24,416	(16,426)
Investment tax credit amortization	(354)	(761)
Loss from equity investments, net of income taxes	379	290
Loss on property	3	99
Fair value impacts from energy contracts	(57,347)	35,874
Other operating activities (Note 3)	(37,676)	(5,715)
Net cash from operating activities	4,725	57,424
Cash Flows from Investing Activities
Utility capital expenditures	(67,627)	(73,899)
Allowance for borrowed funds used during construction	(3,209)	(898)
Purchases of investments and nonutility property	(826)	(2,058)
Proceeds from sale of assets and investments	-	109
Purchases of nuclear decommissioning trust investments	(30,455)	(15,586)
Proceeds from nuclear decommissioning trust investments	29,530	14,698
Other investing activities	(5,044)	(791)
Net cash from investing activities	(77,631)	(78,425)
Cash Flows from Financing Activities
Issuance of common stock	2,847	2,599
Issuance fees	(1)	(32)
Repayment of long-term debt	(225,000)	-
Net change in short-term borrowings	308,661	35,900
Dividends paid	(36,074)	(31,516)
Other financing activities	(2,071)	(1,465)
Net cash from financing activities	48,362	5,486
Net Change in Cash and Cash Equivalents	(24,544)	(15,515)
Cash and Cash Equivalents at Beginning of Year	61,823	103,068
Cash and Cash Equivalents at End of Period	$37,279	$87,553

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)
			As Adjusted
Three Months Ended March 31	2007		2006
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	80,405,035	$896,817	74,783,824	$744,457
Issuance of common stock	5,311,867	166,441	100,507	2,599
Issuance of restricted common stock	339,352	10,846	46,826	1,320
Equity compensation expense		330		510
Unearned Compensation
Issuance of restricted common stock		(10,846)		(1,320)
Forfeiture of restricted common stock		35		-
Compensation expense recognized		820		306
Other		2		31
Ending balance	86,056,254	1,064,445	74,931,157	747,903
Retained Earnings
Beginning balance		493,399		498,632
Cumulative effect of a change in accounting principle (Note 10)		(931)		-
Net income		23,366		(1,107)
Dividends:
Common stock		(35,663)		(31,057)
Preferred stock - at required rates		(412)		(411)
Performance shares		(46)		(89)
Ending balance		479,713		465,968
Treasury Stock
Beginning balance	(53,499)	(1,614)	(43,376)	(1,304)
Treasury shares acquired	(18,434)	(584)	(1,460)	(42)
Ending balance	(71,933)	(2,198)	(44,836)	(1,346)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46,686)		(7,727)
Derivative hedging activity, net of tax		68,369		(18,198)
Unrecognized pension expense, net of tax		83		-
Ending balance		21,766		(25,925)
Total Common Shareholders' Equity		$1,563,726		$1,186,600

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)
		As Adjusted
Three Months Ended March 31	2007	2006
	(thousands)
Net income (loss)	$23,366	$(1,107)
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	94,092	(40,703)
Income taxes	(38,565)	17,283
Net gain (loss) on derivative hedging instruments	55,527	(23,420)
Reclassification to expenses, net of tax	12,842	5,222
Derivative hedging activity, net of tax	68,369	(18,198)
Change in unrecognized pension expense	135	-
Income taxes	(52)	-
Net change in unrecognized pension expense	83	-
Comprehensive income (loss)	$91,818	$(19,305)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$2,323	$1,788
Receivables, net	88,127	114,294
Fuel inventories, at average cost	29,677	27,811
Materials and supplies, at average cost	60,229	59,829
Deferred refueling outage costs	11,818	13,921
Refundable income taxes	5,442	7,229
Deferred income taxes	812	52
Prepaid expenses	8,956	9,673
Derivative instruments	921	179
Total	208,305	234,776
Nonutility Property and Investments
Nuclear decommissioning trust fund	106,163	104,066
Other	6,389	6,480
Total	112,552	110,546
Utility Plant, at Original Cost
Electric	5,302,130	5,268,485
Less-accumulated depreciation	2,491,508	2,456,199
Net utility plant in service	2,810,622	2,812,286
Construction work in progress	257,443	214,493
Nuclear fuel, net of amortization of $107,542 and $103,381	36,333	39,422
Total	3,104,398	3,066,201
Deferred Charges and Other Assets
Regulatory assets	427,481	434,392
Derivative instruments	65	-
Other	14,698	13,584
Total	442,244	447,976
Total	$3,867,499	$3,859,499

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Intercompany payables to Great Plains Energy	$225,600	$550
Commercial paper	224,061	156,400
Current maturities of long-term debt	500	225,500
EIRR bonds classified as current	145,291	144,742
Accounts payable	143,936	181,805
Accrued taxes	34,180	18,165
Accrued interest	14,290	12,461
Accrued payroll and vacations	21,171	24,641
Pension and post-retirement liability	841	841
Derivative instruments	1,837	2,687
Other	8,300	8,469
Total	820,007	776,261
Deferred Credits and Other Liabilities
Deferred income taxes	645,428	660,046
Deferred investment tax credits	28,104	28,458
Asset retirement obligations	92,601	91,824
Pension liability	130,876	132,216
Regulatory liabilities	116,340	114,674
Derivative instruments	-	39
Other	75,652	65,651
Total	1,089,001	1,092,908
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,021,656	1,021,656
Retained earnings	322,622	354,802
Accumulated other comprehensive income	6,985	6,685
Total	1,351,263	1,383,143
Long-term debt (Note 7)	607,228	607,187
Total	1,958,491	1,990,330
Commitments and Contingencies (Note 12)
Total	$3,867,499	$3,859,499

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)
		As Adjusted
Three Months Ended March 31	2007	2006
Operating Revenues	(thousands)
Electric revenues	$255,652	$240,390
Operating Expenses
Fuel	52,664	46,500
Purchased power	16,355	5,117
Skill set realignment costs	-	9,293
Other	73,795	62,440
Maintenance	29,834	21,947
Depreciation and amortization	43,011	37,000
General taxes	26,873	26,289
Loss on property	3	97
Total	242,535	208,683
Operating income	13,117	31,707
Non-operating income	3,573	1,713
Non-operating expenses	(1,413)	(1,057)
Interest charges	(18,210)	(14,858)
Income (loss) before income taxes	(2,933)	17,505
Income taxes	4,931	(4,493)
Net income	$1,998	$13,012

The disclosures regarding consolidated KCP&L included in the accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted
Three Months Ended March 31	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income	$1,998	$13,012
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	43,011	37,000
Amortization of:
Nuclear fuel	4,161	3,890
Other	1,690	1,650
Deferred income taxes, net	1,339	(1,996)
Investment tax credit amortization	(354)	(761)
Loss on property	3	97
Other operating activities (Note 3)	(10,469)	1,392
Net cash from operating activities	41,379	54,284
Cash Flows from Investing Activities
Utility capital expenditures	(67,627)	(73,899)
Allowance for borrowed funds used during construction	(3,209)	(898)
Purchases of nonutility property	(6)	(28)
Proceeds from sale of assets	-	109
Purchases of nuclear decommissioning trust investments	(30,455)	(15,586)
Proceeds from nuclear decommissioning trust investments	29,530	14,698
Other investing activities	(2,787)	(791)
Net cash from investing activities	(74,554)	(76,395)
Cash Flows from Financing Activities
Repayment of long-term debt	(225,000)	-
Net change in short-term borrowings	292,711	41,900
Dividends paid to Great Plains Energy	(34,000)	(20,000)
Issuance fees	(1)	(32)
Net cash from financing activities	33,710	21,868
Net Change in Cash and Cash Equivalents	535	(243)
Cash and Cash Equivalents at Beginning of Year	1,788	2,961
Cash and Cash Equivalents at End of Period	$2,323	$2,718

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)
			As Adjusted
Three Months Ended March 31	2007		2006
	Shares	Amount	Shares	Amount
	(thousands, except share amounts)
Common Stock	1	$1,021,656	1	$887,041
Retained Earnings
Beginning balance		354,802		294,481
Cumulative effect of a change in accounting principle (Note 10)		(178)		-
Net income		1,998		13,012
Dividends:
Common stock held by Great Plains Energy		(34,000)		(20,000)
Ending balance		322,622		287,493
Accumulated Other Comprehensive Income (Loss)
Beginning balance		6,685		(29,909)
Derivative hedging activity, net of tax		300		2,059
Ending balance		6,985		(27,850)
Total Common Shareholder's Equity		$1,351,263		$1,146,684

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)
		As Adjusted
Three Months Ended March 31	2007	2006
	(thousands)
Net income	$1,998	$13,012
Other comprehensive income
Gain on derivative hedging instruments	580	3,399
Income taxes	(217)	(1,278)
Net gain on derivative hedging instruments	363	2,121
Reclassification to expenses, net of tax	(63)	(62)
Derivative hedging activity, net of tax	300	2,059
Comprehensive income	$2,298	$15,071

The disclosures regarding consolidated KCP&L included in the accompanying Notes to
Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing. The terms “Great Plains Energy,” “Company,” “KCP&L” and “consolidated KCP&L” are used throughout this report. “Great Plains Energy” and “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. “KCP&L” refers to Kansas City Power & Light Company, and “consolidated KCP&L” refers to KCP&L and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries. Great Plains Energy has four wholly owned direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas. KCP&L has two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS). HSS has no active operations.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships. KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas), which has no active operations.

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition. For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $6.5 million and $8.8 million at March 31, 2007, and December 31, 2006, respectively.

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

Basic and Diluted Earnings (Loss) Per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended March 31, 2007 and 2006. To determine basic EPS, preferred stock dividend requirements are deducted from net income (loss) before dividing by the average number of common shares outstanding. The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

		As Adjusted
Three Months Ended March 31	2007	2006
Income	(millions, except per share amounts)
Net income (loss)	$23.4	$(1.1)
Less: preferred stock dividend requirements	0.4	0.4
Earnings (loss) available for common shareholders	$23.0	$(1.5)
Common Shares Outstanding
Average number of common shares outstanding	82.8	74.7
Add: effect of dilutive securities	0.5	-
Diluted average number of common shares outstanding	83.3	74.7

Basic and diluted EPS	$0.28	$(0.02)

The computation of diluted EPS for the three months ended March 31, 2007, excludes anti-dilutive shares of 116,008 performance shares and 339,352 restricted stock shares. Additionally, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

At March 31, 2006, 203,319 performance shares, 166,792 restricted stock shares, 109,472 stock options and 6.5 million FELINE PRIDES were excluded from the diluted earnings calculation because the Company had a net loss; therefore, no potential common shares are included in the calculation because the effect is anti-dilutive.

In May 2007, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock. The common dividend is payable June 20, 2007, to shareholders of record as of May 30, 2007. The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2007, to shareholders of record as of August 13, 2007.

2.	ANTICIPATED ACQUISITION OF AQUILA, INC.

On February 6, 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila, Inc. (Aquila). Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa. Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first quarter of 2008. Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri Public Service and St. Joseph Light & Power divisions, as well as Aquila’s merchant service operations, which primarily consists of the 340MW Crossroads power generating facility and residual natural gas contracts.

Great Plains Energy will acquire all outstanding shares of Aquila for $1.80 in cash plus 0.0856 a share of Great Plains Energy common stock for each share of Aquila common stock in a transaction valued at approximately $1.7 billion, or $4.54 per share, based on Great Plains Energy’s closing stock price on

February 6, 2007. In addition, Great Plains Energy will assume approximately $1 billion of Aquila’s debt. The proceeds from the asset sale to Black Hills Corporation will be used to fund substantially all of the cash portion of the consideration to Aquila shareholders and to reduce existing Aquila debt.

Great Plains Energy’s acquisition of Aquila was unanimously approved by both Great Plains Energy’s and Aquila’s Boards of Directors and is subject to the approval of Great Plains Energy’s shareholders of the issuance of common stock to be received by Aquila’s shareholders in the merger; approval of Aquila shareholders of the merger; regulatory approvals from the Public Service Commission of the State of Missouri (MPSC), The State Corporation Commission of the State of Kansas (KCC), and The Federal Energy Regulatory Commission (FERC); Hart-Scott-Rodino antitrust review; as well as other customary conditions. In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy. In May 2007, Great Plains Energy filed with the Securities and Exchange Commission (SEC), a registration statement including a joint proxy with Aquila for the Great Plains Energy and Aquila special shareholder meetings expected to occur in the third quarter of 2007.

Direct transaction costs of the acquisition incurred by Great Plains Energy of $9.9 million at March 31, 2007, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition unless regulatory accounting treatment is authorized. The MPSC and KCC applications requested authorization to amortize these costs plus transition-related costs, excluding non-incremental labor costs, over a five-year period beginning January 1, 2008, or the month immediately following consummation of the merger, whichever occurs later. Transition-related costs, excluding non-incremental labor costs, were insignificant for the three months ended March 31, 2007. The MPSC and KCC applications proposed to regulators that synergy savings resulting from the transaction be shared between retail electric customers and Great Plains Energy shareholders for a period of five years. Additionally, the MPSC application requested approval for the use of the additional amortization mechanism for Aquila’s Missouri-based utilities, as implemented in KCP&L’s 2006 rate case, once Aquila achieves financial metrics necessary to support an investment-grade credit rating.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
		As Adjusted
Three Months Ended March 31	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$12.7	$18.3
Fuel inventories	(2.0)	(4.1)
Materials and supplies	(0.4)	(0.5)
Accounts payable	(37.6)	(29.3)
Accrued taxes	1.0	4.8
Accrued interest	2.0	(0.2)
Deferred refueling outage costs	2.1	1.5
Pension and post-retirement benefit assets and obligations	6.7	4.7
Allowance for equity funds used during construction	(0.1)	(0.9)
Deferred merger costs	(7.1)	-
Other	(15.0)	-
Total other operating activities	$(37.7)	$(5.7)
Cash paid during the period:
Interest	$18.6	$16.8
Income taxes	$3.2	$14.0
Non-cash investing activities:
Liabilities assumed for capital expenditures	$36.5	$17.0

Consolidated KCP&L Other Operating Activities
		As Adjusted
Three Months Ended March 31	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$26.2	$5.9
Fuel inventories	(2.0)	(4.1)
Materials and supplies	(0.4)	(0.5)
Accounts payable	(51.3)	(16.8)
Accrued taxes	13.1	11.8
Accrued interest	1.9	(0.2)
Deferred refueling outage costs	2.1	1.5
Pension and post-retirement benefit assets and obligations	6.1	4.3
Allowance for equity funds used during construction	(0.1)	(0.9)
Other	(6.1)	0.4
Total other operating activities	$(10.5)	$1.4
Cash paid during the period:
Interest	$15.8	$14.5
Income taxes	$-	$11.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$36.4	$16.6

Significant Non-Cash Items
In February 2007, Great Plains Energy issued $163.6 million of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the retirement of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	March 31	December 31
	2007	2006
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$29.7	$35.2
Allowance for doubtful accounts	(1.1)	(1.1)
Other receivables	59.5	80.2
Consolidated KCP&L receivables	88.1	114.3
Other Great Plains Energy
Other receivables	247.0	229.2
Allowance for doubtful accounts	(8.3)	(4.1)
Great Plains Energy receivables	$326.8	$339.4
(a) Customer accounts receivable included unbilled receivables of $29.7 million and $32.0 million at March 31, 2007, and December 31, 2006, respectively.

Consolidated KCP&L’s other receivables at March 31, 2007, and December 31, 2006, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. Great Plains Energy’s other receivables at March 31, 2007, and December 31, 2006, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $120.8 million and $95.0 million, respectively.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(225.8)	$225.8	$-
Gain (loss) on sale of accounts receivable (a)	(2.5)	2.3	(0.2)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(231.9)	231.9	-
Cash paid to KCP&L for receivables purchased	229.6	(229.6)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.6	(0.6)	-

		Receivables	Consolidated
Three Months Ended March 31, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(197.2)	$197.2	$-
Gain (loss) on sale of accounts receivable (a)	(2.0)	2.1	0.1
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(0.8)	(0.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(212.5)	212.5	-
Cash paid to KCP&L for receivables purchased	210.4	(210.4)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.3	(0.3)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), KCP&L’s only nuclear generating unit. Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Deferred Refueling Outage Costs
In December 2006, Great Plains Energy and consolidated KCP&L adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and retrospectively adjusted prior periods. FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. Prior to adoption, KCP&L utilized the accrue-in-advance method for incremental costs to be incurred during scheduled Wolf Creek refueling outages. KCP&L adopted the deferral method to account for operations and maintenance expenses incurred for scheduled refueling outages to be amortized evenly (monthly) over the unit’s 18 month operating cycle of until the next scheduled outage. Replacement power costs during the outage are expensed as incurred.

There were no overall impacts to the March 31, 2006, statement of cash flows for Great Plains Energy and consolidated KCP&L. The overall impact to Great Plains Energy’s and KCP&L’s consolidated statements of income for the three months ended March 31, 2006, was a $1.0 million increase in net income, or $0.01 per share. The following line items within the consolidated statements of income were impacted by the change.

	As
	Originally Reported
	Three Months Ended	As	Effect of
	March 31, 2006	Adjusted	Change
Great Plains Energy	(millions)
Fuel	$ 47.4	$46.5	$(0.9)
Other	76.2	76.1	(0.1)
Maintenance	22.6	22.0	(0.6)
Income taxes	8.7	8.1	(0.6)
Consolidated KCP&L
Fuel	$ 47.4	$46.5	$(0.9)
Other	62.5	62.4	(0.1)
Maintenance	22.6	22.0	(0.6)
Income taxes	(3.9)	(4.5)	(0.6)

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties. KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions. See Note 12 for additional information. KCP&L will address these matters in its future integrated energy resource plan in collaboration with stakeholders. Full implementation of the terms of the agreement will necessitate approval from the appropriate authorities, as some of the initiatives in this agreement require either enabling legislation or regulatory approval. Pursuant to the terms of the agreement, the Sierra Club withdrew its appeal of KCC’s approval of KCP&L’s regulatory plan and the parties filed a joint stipulation of dismissal with prejudice of the appeal of the Iatan air permit.

KCP&L Regulatory Proceedings
On February 1, 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%, which, if approved, would take effect January 1, 2008. On March 1, 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million or 10.8%, along with a proposed energy cost adjustment clause, which, if approved, would take effect January 1, 2008. The rate increases were filed in order to help recover costs of air quality improvement investments included in KCP&L’s comprehensive energy plan as well as higher fuel and other operational costs.

Regulatory Assets and Liabilities
The table that follows updates KCP&L’s regulatory assets and liabilities for activity since disclosed in Note 6 of Great Plains Energy’s and KCP&L’s 2006 Form 10-K.

	March 31	December 31
	2007	2006
Regulatory Assets	(millions)
Taxes recoverable through future rates	$80.5	$81.7
Decommission and decontaminate federal uranium
enrichment facilities	0.4	0.6
Loss on reacquired debt	6.2	6.4
January 2002 incremental ice storm costs (Missouri)	-	0.4
Change in depreciable life of Wolf Creek	45.4	45.4
Cost of removal	8.8	8.2
Asset retirement obligations	17.3	16.9
SFAS 158 pension and post-retirement costs	179.8	190.0
Other pension and post-retirement costs	70.4	66.9
Surface Transportation Board litigation expenses	1.6	1.7
Deferred customer programs	7.1	5.9
2006 rate case expenses	2.4	2.6
2007 rate case expenses	0.3	-
Other	7.3	7.7
Total	$427.5	$434.4
Regulatory Liabilities
Emission allowances	$64.5	$64.5
Asset retirement obligations	37.2	35.6
Additional Wolf Creek amortization (Missouri)	14.6	14.6
Total	$116.3	$114.7

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs. Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base. The regulatory asset for SFAS 158 pension and post-retirement costs at March 31, 2007, includes $15.1 million, net of related liabilities, not included in rate base representing the difference between funding and expenses recognized of the pension and post-retirement plans, which will be amortized in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions.” The regulatory asset for other pension and post-retirement costs at March 31, 2007, includes $27.0 million representing pension settlements and financial and regulatory accounting method differences. The pension settlements will be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case. The accounting method difference will be eliminated over the life of the pension plans. Certain insignificant items in Regulatory Assets - Other are also not included in rate base.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation. RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO. In April 2006, FERC issued an order regarding MISO RSG charges. In its order,

FERC interpreted MISO's tariff to require that virtual supply offers be included in the calculation of RSG charges and that to the extent that MISO did not charge market participants RSG charges on virtual supply offers, MISO violated its tariff. The FERC order required MISO to recalculate RSG rates back to April 1, 2005, and make refunds to customers who paid RSG charges on imbalances, with interest, reflecting the recalculated charges. In order to make such refunds, RSG charges could have been retroactively imposed on market participants who submitted virtual supply offers during the recalculation period. Strategic Energy was among the MISO participants that could have been subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period.

In March 2007, FERC released an order denying requests for rehearing of its October 2006 order, which refused to allow MISO to retroactively assess RSG charges on virtual supply offers. Also in March 2007, FERC rejected MISO’s tariff filing that would have established a new RSG charge prospectively and instructed MISO to recalculate RSG charges from April 2006 forward. Parties may attempt to appeal and some, including Strategic Energy, have filed requests for rehearing of certain of the FERC determinations. Management believes the ultimate outcome of this matter will not have a significant impact on the Company’s financial position or results of operations; however, the actual exposure, if any, could ultimately be greater than management’s estimate depending on the outcome of the requests pending before FERC. Management is unable to predict the outcome of any appeals or further requests for rehearing.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006. Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003. For the three months ended March 31, 2007, Strategic Energy recorded a reduction of purchased power expenses of $0.9 million for a SECA transmission owner recovery. For the same period in 2006, Strategic Energy recorded purchased power expense of $2.7 million and billed $0.4 million of its SECA costs to its retail customers. No further retail customer billings are anticipated pending the outcome of proceedings discussed below.

There are several unresolved matters and legal challenges related to SECA that are pending before FERC on rehearing. In 2006, FERC held hearings on the justness and reasonableness of the SECA rate and on attempts by suppliers to shift SECA to wholesale counterparties and subsequently, a favorable initial decision was extended by an administrative law judge, which could potentially result in a refund of prior SECA payments, including payments made by Strategic Energy. Management is awaiting FERC action and is unable to predict the outcome of legal and regulatory challenges to the SECA mechanism.

Investigation of Strategic Energy Non-Compliance
During the three months ended March 31, 2007, Strategic Energy identified and self-reported an event of non-compliance to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations.  The regulator subsequently notified Strategic Energy in April 2007 of its intent to conduct an investigation.  Management does not believe there will be any adverse actions or events as an outcome of this investigation beyond the amount of penalty recorded at March 31, 2007.

7.	CAPITALIZATION

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2007	2006
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$0.5	$0.5
3.75%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%		-	225.0
6.50%	2011	150.0	150.0
6.05%	2035	250.0	250.0
Unamortized discount		(1.6)	(1.6)
EIRR bonds
4.75% Series A & B	2015	105.6	105.2
4.75% Series D	2017	39.7	39.5
4.65% Series 2005	2035	50.0	50.0
Current liabilities
Current maturities		(0.5)	(225.5)
EIRR bonds classified as current		(145.3)	(144.7)
Total consolidated KCP&L excluding current maturities		607.2	607.2

Other Great Plains Energy
7.74% Affordable Housing Notes	2007-2008	0.9	0.9
4.25% FELINE PRIDES Senior Notes		-	163.6
Current maturities		(0.6)	(164.2)
Total consolidated Great Plains Energy excluding current maturities		$607.5	$607.5
* Weighted-average interest rates at March 31, 2007.

Effective Interest Rates on KCP&L’s Unsecured Notes at March 31, 2007
Interest rate swaps on KCP&L’s Series A, B and D EIRR bonds resulted in an effective interest rate of 5.85%. As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s 6.05% Senior Notes is 5.78%.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2007	2006
	(millions)
Consolidated KCP&L	$0.5	$0.5
Other Great Plains Energy	0.6	0.2
Total Great Plains Energy	$1.1	$0.7

Short-Term Borrowings And Short-Term Bank Lines of Credit
Great Plains Energy has a $600 million revolving credit facility with a group of banks that expires in May 2011. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2007, the Company was in compliance with this covenant. At March 31, 2007, Great Plains Energy had $241.0 million of outstanding borrowings with a weighted average interest rate of 5.68% and had issued letters of credit totaling $110.8 million under the credit facility as credit support for Strategic Energy. At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes that expires in May 2011. Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s revolving credit facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion. A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility. Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. At March 31, 2007, KCP&L was in compliance with this covenant. At March 31, 2007, KCP&L had $224.1 million of commercial paper outstanding, at a weighted-average interest rate of 5.52%, $6.8 million of letters of credit and no cash borrowings under the facility. At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, $8.7 million of letters of credit and no cash borrowings under the facility.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009. As long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent. Great Plains Energy guarantees $12.5 million of this facility. Under this facility, Strategic Energy may loan a maximum of $20 million to Great Plains Energy. A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility. Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement. In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter. In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two. At March 31, 2007, Strategic Energy was in compliance with these covenants. At March 31, 2007, $42.5 million in letters of credit had been issued and there were no cash borrowings under the agreement. At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the agreement.

8.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC. Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC that allow KCP&L to record the difference between pension costs under SFAS No. 87, “Employers Accounting for Pensions,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC. In January 2007, the post-retirement plan was amended to enhance medical benefits for the management employees.  The change, to be reflected in the second quarter, will increase the accumulated post-retirement benefit obligation $19.5 million and will increase post-retiremnet expense $2.9 million for 2007.  The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following table provides the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2007	2006	2007	2006
Components of net periodic benefit cost	(millions)
Service cost	$4.5	$4.7	$0.2	$0.2
Interest cost	7.4	7.7	0.8	0.7
Expected return on plan assets	(7.3)	(8.2)	(0.2)	(0.1)
Prior service cost	1.1	1.1	-	0.1
Recognized net actuarial loss	8.8	8.0	0.2	0.2
Transition obligation	-	-	0.3	0.3
Termination charge	-	-	0.3	-
Net periodic benefit cost before
regulatory adjustment	14.5	13.3	1.6	1.4
Regulatory adjustment	(2.0)	(7.6)	-	-
Net periodic benefit cost	$12.5	$5.7	$1.6	$1.4

9.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders. KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan. The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights and performance shares to officers of the Company and its subsidiaries. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually. The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

Three Months Ended March 31	2007	2006
Compensation expense	(millions)
Great Plains Energy	$1.1	$0.8
KCP&L	0.8	0.4
Income tax benefits
Great Plains Energy	0.4	0.1
KCP&L	0.3	-

Performance Shares
Performance share activity for the three months ended March 31, 2007, is summarized in the following table. Performance adjustment represents the number of performance shares ultimately paid that can vary from the number of shares initially granted depending on Company performance, based on internal and external measures, over stated performance periods.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	254,771	$29.56
Performance adjustment	(22,070)
Granted	118,511	31.96
Issued	(42,169)	30.27
Forfeited	(2,503)	31.96
Ending balance	306,540	30.32
* weighted-average

At March 31, 2007, the remaining weighted-average contractual term was 1.9 years. The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2007 and 2006, was $31.96 and $28.20, respectively. At March 31, 2007, there was $4.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares issued was $1.3 million during the three months ended March 31, 2007, was $0.3 million for the same period in 2006.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2007, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	140,603	$29.75
Issued	339,352	31.96
Vested	(8,965)	30.27
Forfeited	(1,215)	28.81
Ending balance	469,775	31.34
* weighted-average
At March 31, 2007, the remaining weighted-average contractual term was 2.1 years. The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2007 and 2006 was $31.96 and $28.20, respectively. As of March 31, 2007, there was $9.7 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended March 31, 2007, was $0.3 million and no shares vested for the same period in 2006.

10.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy		As Adjusted
Three Months Ended March 31	2007	2006
Current income taxes	(millions)
Federal	$(10.4)	$10.5
State	(2.6)	(0.2)
Total	(13.0)	10.3
Deferred income taxes
Federal	19.3	(13.5)
State	5.1	(4.1)
Total	24.4	(17.6)
Investment tax credit amortization	(0.4)	(0.8)
Total	$11.0	$(8.1)

Consolidated KCP&L		As Adjusted
Three Months Ended March 31	2007	2006
Current income taxes	(millions)
Federal	$(5.5)	$6.6
State	(0.3)	0.7
Total	(5.8)	7.3
Deferred income taxes
Federal	1.2	(1.7)
State	0.1	(0.3)
Total	1.3	(2.0)
Investment tax credit amortization	(0.4)	(0.8)
Total	$(4.9)	$4.5

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense		Income Tax Rate
Great Plains Energy		As Adjusted		As Adjusted
Three Months Ended March 31	2007	2006	2007	2006
Federal statutory income tax	$12.0	$(3.2)	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.9	0.2	2.5	(2.6)
Amortization of investment tax credits	(0.4)	(0.8)	(1.0)	8.4
Federal income tax credits	(2.1)	(1.2)	(6.2)	13.1
State income taxes	1.7	(1.8)	4.9	20.1
Changes in uncertain tax positions, net	(0.2)	(0.8)	(0.7)	8.6
Other	(0.9)	(0.5)	(2.4)	5.3
Total	$11.0	$(8.1)	32.1%	87.9%

	Income Tax Expense		Income Tax Rate
Consolidated KCP&L		As Adjusted		As Adjusted
Three Months Ended March 31	2007	2006	2007	2006
Federal statutory income tax	$(1.0)	$6.1	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.9	0.2	(29.9)	1.4
Federal income tax credits	(1.8)	-	61.7	-
Amortization of investment tax credits	(0.4)	(0.8)	12.1	(4.4)
State income taxes	(0.1)	0.4	2.2	2.2
Changes in uncertain tax positions, net	(0.2)	0.1	7.2	0.7
Parent company tax benefits	(1.7)	(1.1)	56.7	(6.4)
Other	(0.6)	(0.4)	23.1	(2.8)
Total	$(4.9)	$4.5	168.1%	25.7%

Deferred Income Taxes
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from an asset of $39.6 million at December 31, 2006, to a liability of $1.5 million. The temporary differences due to the change in the fair value of Strategic Energy’s energy-related derivative instruments increased the liability $41.5 million.

Uncertain Tax Positions
In 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements with various additional disclosures required and is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits. This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest. The total amount of unrecognized tax benefits at January 1, 2007, was $23.5 million of which $3.5 million would impact the effective tax rate, if recognized. Consolidated KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits. This increase was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.8 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes. The total amount of unrecognized tax benefits at January 1, 2007, was $21.6 million of which $1.6 million would impact the effective tax rate, if recognized.

In addition with the adoption of FIN No. 48, Great Plains Energy and consolidated KCP&L elected to make an accounting policy change to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of the date of adoption, Great Plains Energy and consolidated KCP&L had $6.4 million and $2.4 million, respectively, accrued for the payment of interest. No amounts were accrued for penalties with respect to unrecognized tax benefits. At March 31, 2007, Great Plains Energy and consolidated KCP&L had $6.6 million and $2.3 million, respectively, accrued for the payment of interest.

Subsequent to adoption, Great Plains Energy filed amended returns based on research and development tax credit studies completed for the 2000 through 2004 tax years. This resulted in a release of unrecognized tax benefits of $2.2 million for both Great Plains Energy and consolidated KCP&L. In addition, Great Plains Energy and consolidated KCP&L recognized an increase of $0.6 million in the liability for unrecognized tax benefits for the three months ended March 31, 2007. At March 31, 2007, the total amount of uncertain tax benefits for Great Plains Energy and consolidated KCP&L was $21.9 million and $20.0 million, respectively.

Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Great Plains Energy and its subsidiaries have completed examinations by federal and state taxing authorities for taxable years prior to 2000; however several tax issues remain unresolved for tax years 2000 through 2003. During 2006, the IRS commenced an audit of Great Plains Energy and its subsidiaries for taxable years 2004 through 2005 and is expected to complete the audit by the end of 2008.

It is reasonably possible that, as a result of a settlement agreement for the federal audit of the 2000 through 2003 tax years expected to be reached by March 2008, federal and state unrecognized tax benefits related primarily to the timing of tax deductions would be recognized by Great Plains Energy and consolidated KCP&L, as well as reversal of accrued interest for the relevant tax years. An estimate of the range of the reasonably possible recognition of unrecognized tax benefits, net of reversal of accrued interest, is $5 million to $7 million for Great Plains Energy and $7 million to $9 million for consolidated KCP&L.

11.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services. These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L. These costs totaled $4.6 million and $4.4 million for the three months ended March 31, 2007 and 2006, respectively. These costs consisted primarily of employee compensation, benefits and fees associated with various professional services. At March 31, 2007, and December 31, 2006, consolidated KCP&L had a short-term intercompany payable to Services of $2.2 million and $2.5 million, respectively. Also at March 31, 2007, and December 31, 2006, consolidated KCP&L had a long-term intercompany payable to Services of $5.4 million and $5.7 million, respectively, related to unrecognized pension expense. At March 31, 2007, consolidated KCP&L’s balance sheet reflects a $225.0 million intercompany payable from KCP&L to Great Plains Energy. At March 31, 2007, and December 31, 2006, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.6 million.

12.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on consolidated KCP&L and Great Plains Energy.

KCP&L seeks to use current technology to avoid and treat contamination. KCP&L conducts environmental audits designed to ensure compliance with governmental regulations. At March 31, 2007, and December 31, 2006, KCP&L had $0.3 million accrued for environmental remediation expenses. The accrual covers water monitoring at one site. The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Environmental-related legislation is continually introduced in Congress. Such legislation typically includes various compliance dates and compliance limits. The recent change in political control of both chambers in Congress increased the probability that legislation will be enacted to address global climate change and impose a national mandate to produce a set percentage of electricity from renewable forms of energy, such as wind. Such legislation could have the potential for a significant financial impact on KCP&L, including the cost to install new pollution control equipment to achieve compliance. KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted. KCP&L will continue to monitor proposed legislation. The probability and impact of such legislation is difficult to quantify at this time.

KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1 between 1996 and 2006. KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry. KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.

The following table contains current estimates of expenditures to comply with environmental laws and regulations described below. The ultimate cost of these regulations could be significantly different from the amounts estimated. KCP&L continues to refine its cost estimates detailed in the table below and explore alternatives. The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates. The table does not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement among KCP&L, Sierra Club and Concerned Citizens of Platte County. Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time. The potential capital costs of the Collaboration Agreement provisions relating to emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed below. As well, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions cannot be reasonably estimated at this time. KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset. KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through its rates.

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$375	-	993		$-		$375	-	993	2006 - 2015
Incremental BART		-		272	-	527	272	-	527	2006 - 2017
Incremental CAMR	11	-	15	5	-	6	16	-	21	2010 - 2018
Estimated required environmental expenditures	$386	-	1,008	$277	-	533	$663	-	1,541

Comprehensive Energy Plan Retrofits		Missouri			Kansas			Total
	(millions)
Total estimated environmental expenditures	$255	-	264	$168	-	179	$423	-	443
Less: expenditures through March 31, 2007		26			34			60
Remaining balance	$229	-	238	$134	-	145	$363	-	383

Expenditure estimates provided in the first table above include, but are not limited to, the accelerated environmental upgrade expenditures included in KCP&L’s Comprehensive Energy Plan. These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter emissions.

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

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed. The final CAIR rule establishes a market-based cap-and-trade program. Missouri has developed a State Implementation Plan (SIP) rule, which includes an emission allowance allocation mechanism, and has published, held a hearing, received comments and approved the proposed rule. Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year, with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states. KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements. At March 31, 2007, KCP&L had accumulated unused SO2 emission allowances sufficient to support just under 120,000 tons of SO2 emission under the provisions of the Acid Rain program, which are recorded in inventory at zero cost. KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.

Analysis of the final CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan. The timing and necessity of the installation of such control equipment is currently being developed, and as required by the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, a study will be performed in the next year to assess potential future use, including without limitation, retiring, re-powering and upgrading the units of Montrose Station. As discussed below, some of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions. BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri. The CAIR suggests that states that meet the CAIR requirements may also meet BART requirements for individual sources. Missouri has included this understanding as part of the proposed CAIR SIP. Kansas is not a CAIR state and therefore BART will impact LaCygne Nos. 1 and 2. KCP&L is in discussions with the Kansas Department of Health and Environment (KDHE) and anticipates submitting a BART analysis for LaCygne Station in 2007. Kansas is in the process of reviewing BART analysis and modeling completed by the utilities with impacted facilities in the state. States must submit a BART implementation plan in 2007 with required emission controls. In the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, KCP&L agreed to seek, through the BART regulation process, a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART. KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015. KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act. The rule established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases. The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants. Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART. The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants. When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year. In Missouri, the CAMR SIP is following the same process and schedule as the CAIR SIP previously described above. In Kansas, the CAMR SIP has been published for public review and comment, and a hearing completed.

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

Carbon Dioxide
Many legislative bills concerning CO2 are being debated in the U.S. Congress. There are various compliance dates and nationwide caps stipulated in the numerous legislative bills being debated.

These bills have the potential for a significant financial impact on KCP&L in connection with achieving compliance with the proposed new nationwide limits. However, the financial consequences to KCP&L cannot be determined until final legislation is passed. Management will continue to monitor the progress of these bills.

KCP&L is a member of the Power Partners through Edison Electric Institute (EEI). Power Partners is a voluntary program with the DOE under which utilities commit to undertake measures to reduce, avoid or sequester CO2 emissions. In 2004, Power Partners entered into a cooperative umbrella memorandum of understanding (MOU) with the DOE. This MOU contains supply and demand-side actions as well as offset projects that will be undertaken to reduce the power sector’s CO2 emissions per kWh generated (carbon intensity), consistent with the EEI’s 2003 commitment of a 3% to 5% reduction over the next decade. Power Partners’ January 2007 annual report indicates it is on track to reach that goal.

As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 emission offsets.

Ozone
The Missouri Department of Natural Resources and KDHE continue to develop Missouri and Kansas Maintenance Plans for the Control of Ozone for the Kansas City area. The EPA will require Missouri and Kansas to submit these SIPs by June 2007. As part of the SIP requirements, contingency control measures must be included. These measures would go into effect only if associated triggers (such as a violation of the eight-hour ozone standard) occur. Although it is anticipated the proposed controls for CAIR and BART will provide the required contingency control measures at KCP&L generation facilities, management will continue to be involved and monitor the SIP development.

Water Use Regulations
The EPA Clean Water Act establishes standards for cooling water intake structures. This regulation applies to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day from lakes and rivers and use 25% or more of that water for cooling purposes. The regulation is designed to protect aquatic life from being killed or injured by cooling water intake structures. KCP&L is required to complete a comprehensive demonstration study on each of its generating facilities’ intake structures by the end of 2007. The studies are expected to cost a total of $1.2 million to $2.0 million. Depending on the outcome of the comprehensive demonstration studies, facilities may be required to implement technological or operational measures to achieve compliance. Compliance with this regulation is expected to be achieved between 2011 and 2014. Until the comprehensive demonstration studies are completed, the impact of this regulation cannot be quantified.

A recent Federal appeals court decision may ultimately impact this regulation. The court remanded much of the regulation to the EPA for further rulemaking. At this time, the EPA has not acted on the court’s decision. Management will continue to monitor the litigation and any subsequent rulemaking associated with this regulation.

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

13.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. In July 2006, the STB directed KCP&L and Union Pacific to file comments in September 2006 on whether KCP&L’s complaint is within the STB’s jurisdiction. In March 2007, the STB issued a finding that it would have jurisdiction over this complaint. KCP&L and Union Pacific presented a new procedural schedule to the STB and a ruling on the case is anticipated in late 2008 or early 2009. Until the STB case is decided, KCP&L is paying the higher tariff rates subject to refund.

Hawthorn No. 5 Insurance Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers). Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union, and KCP&L was added as a defendant in June 2006. The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri. Travelers seeks recovery of $10 million that KCP&L recovered through subrogation litigation. Management is unable to predict the outcome of the Travelers litigation.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in Federal District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System.” This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection. In March 2006, KCP&L filed a response and denied infringing the patent. KCP&L counterclaimed for a declaration that the patent is invalid and not infringed. Emergis responded to KCP&L’s counterclaims in April 2006. Court ordered mediation occurred in July 2006, but the case was not resolved.  Management does not expect the outcome of this litigation to have a significant impact on Great Plains Energy's or consolidated KCP&L's results of operations and financial position.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982. Approximately sixty other similar cases are pending before that court. A handful of the cases have received damages awards, most of which are on appeal now. The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court. Another Federal court has already determined that the government breached its obligation to begin accepting spent fuel for disposal. The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach. KCP&L management cannot predict the outcome of this Wolf Creek case.

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania. The plaintiffs purportedly represent the interests of certain customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for a certain product in Pennsylvania. The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy. In response to Strategic Energy’s preliminary objections, plaintiffs filed an amended complaint in July 2006 that management is evaluating. The plaintiffs have granted Strategic Energy an indefinite extension of time to answer the complaint. Management is unable to predict the outcome of this litigation.

Texas Customer Dispute
In February 2006, a customer in Texas that procures electricity for schools notified Strategic Energy that it had selected another provider for its school members during the time it was under contract with Strategic Energy. Strategic Energy exercised it rights under the agreement for breach. In June 2006, Strategic Energy received a notice of demand for arbitration from the customer pursuant to the agreement. Management is evaluating the merits of the customer’s alleged damages. Management believes the ultimate outcome of this matter will not have a significant impact on the Company’s financial position or results of operations.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein. In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock. The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005. In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court. In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option. KLT Telecom rejected the notice of exercise, and Weinstein filed suit, alleging breach of contract. Weinstein sought damages of at least $15 million, plus statutory interest. In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District. In May 2006, the Court of Appeals affirmed the judgment. In July 2006, Weinstein filed an application for transfer of this case to the Missouri Supreme Court, which was granted. Oral arguments were presented to the Supreme Court in December 2006. The $15 million reserve has not been reversed pending the outcome of the appeal process.

14.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation. The two reportable business segments are KCP&L, an integrated, regulated electric utility, and Strategic Energy, a competitive electricity supplier. Other includes HSS, Services, all KLT Inc. activity other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing-related activities. The summary of significant accounting policies applies to all of the reportable segments. For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits. Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
March 31, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$255.7	$408.6	$-	$$664.3
Depreciation and amortization	(43.0)	(2.0)	-	(45.0)
Interest charges	(18.2)	(0.8)	(2.7)	(21.7)
Income taxes	4.9	(17.9)	2.0	(11.0)
Loss from equity investments	-	-	(0.4)	(0.4)
Net income (loss)	2.1	27.1	(5.8)	23.4

As Adjusted
Three Months Ended		Strategic		Great Plains
March 31, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$240.4	$318.8	$-	$559.2
Depreciation and amortization	(37.0)	(1.9)	-	(38.9)
Interest charges	(14.9)	(0.3)	(2.1)	(17.3)
Income taxes	(4.5)	9.9	2.7	8.1
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	13.0	(10.9)	(3.2)	(1.1)

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
March 31, 2007	(millions)
Assets	$3,865.9	$455.3	$34.5	$4355.7
Capital expenditures (a)	67.6	0.8	-	68.4
December 31, 2006
Assets	$3,858.0	$459.6	$18.1	$4,335.7
Capital expenditures (a)	476.0	3.9	0.2	480.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment. Other includes HSS and intercompany eliminations. Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

Three Months Ended			Consolidated
March 31, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$255.7	$-	$255.7
Depreciation and amortization	(43.0)	-	(43.0)
Interest charges	(18.2)	-	(18.2)
Income taxes	4.9	-	4.9
Net income (loss)	2.1	(0.1)	2.0

As Adjusted
Three Months Ended			Consolidated
March 31, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$240.4	$-	$240.4
Depreciation and amortization	(37.0)	-	(37.0)
Interest charges	(14.9)	-	(14.9)
Income taxes	(4.5)	-	(4.5)
Net income (loss)	13.0	-	13.0

			Consolidated
	KCP&L	Other	KCP&L
March 31, 2007	(millions)
Assets	$3,865.9	$1.6	$3,867.5
Capital expenditures (a)	67.6	-	67.6
December 31, 2006
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures (a)	476.0	-	476.0
(a) Capital expenditures reflect year to date amounts for the periods presented.

15.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results. The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees. Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range. In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility. Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance. This credit loss is limited to the cost of replacing these contracts at current market rates less the application of counterparty collateral held. Derivative instruments, excluding those instruments that qualify for the NPNS election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability. Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

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

Cash Flow Hedges - Forward Starting Swaps
In 2006, KCP&L entered into two Forward Starting Swaps (FSS) to hedge against interest rate fluctuations on future issuances of long-term debt. The FSS will be settled simultaneously with the issuance of long-term fixed rate debt. The FSS effectively remove most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt will be. The FSS are accounted for as a cash flow hedge and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedge is effective, until the forecasted transaction occurs. No ineffectiveness has been recorded on the FSS. The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Cash Flow Hedges - Treasury Locks
In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on future issuances of long-term debt. In the first quarter of 2007, the T-Lock expired with no corresponding debt issuance. The gain recorded in OCI at December 31, 2006, and the first quarter fair value loss was reclassified to interest expense as cash flow ineffectiveness.

In 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued. The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt. The T-Locks removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be. The T-Locks were accounted for as cash flow hedges and no ineffectiveness was recorded on the T-Locks. A pre-tax gain of $12.0 million on the T-Locks was recorded to OCI and is being reclassified to interest expense over the life of the issued 30-year debt. At March 31, 2007, KCP&L had $11.4 million recorded in OCI for the 2005 T-Locks.

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. As of March 31, 2007, KCP&L had hedged 65% and 9% of its 2007 and 2008 projected natural gas usage for retail load and firm MWh sales, respectively, primarily by utilizing fixed forward physical contracts and financial calls. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense. KCP&L did not record any gains or losses due to ineffectiveness during the three months ended March 31, 2007 and 2006, respectively.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility. Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility. The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.25 years and 5.5 years at March 31, 2007, and December 31, 2006, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges. The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power. When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power expense. Purchased power expense for the three months ended March 31, 2007 and 2006, includes a gain of $29.3 million and a loss of $10.6 million, respectively, due to ineffectiveness of the cash flow hedges.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting. The changes in the fair value of these derivative instruments recorded as a component of purchased power expense was a gain of $28.0 million and a loss of $25.3 million for the three months ended March 31, 2007 and 2006, respectively.

The fair value of non-hedging derivatives at March 31, 2007, also includes certain forward contracts at Strategic Energy that were amended during 2005. Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133. As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle. For the three months ended March 31, 2007 and 2006, Strategic Energy amortized $0.3 million and $3.7 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts. Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008. After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ derivative instruments are summarized in the following table. The fair values of these derivatives are recorded on the consolidated balance sheets.

	March 31		December 31
	2007		2006
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$307.7	$(6.2)	$477.5	$(38.9)
Non-hedging derivatives	100.6	(6.1)	37.1	(6.8)
Forward contracts
Cash flow hedges	977.2	43.7	871.5	(69.7)
Non-hedging derivatives	281.6	2.3	250.7	(24.8)
Anticipated debt issuance
Forward starting swap	225.0	(0.6)	225.0	(0.4)
Treasury lock	-	-	77.6	0.2
Interest rate swaps
Fair value hedges	146.5	(1.2)	146.5	(1.8)
Consolidated KCP&L
Swap contracts
Cash flow hedges	5.8	0.7	-	-
Forward contracts
Cash flow hedges	6.1	0.3	6.1	(0.5)
Anticipated debt issuance
Forward starting swap	225.0	(0.6)	225.0	(0.4)
Interest rate swaps
Fair value hedges	146.5	(1.2)	146.5	(1.8)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	March 31	December 31	March 31	December 31
	2007	2006	2007	2006
	(millions)
Current assets	$25.6	$12.7	$11.8	$12.0
Other deferred charges	21.1	1.7	-	-
Other current liabilities	(5.0)	(56.3)	(0.6)	(1.3)
Deferred income taxes	(15.4)	32.1	(4.2)	(4.0)
Other deferred credits	(3.0)	(35.3)	-	-
Total	$23.3	$(45.1)	$7.0	$6.7

Great Plains Energy’s accumulated OCI in the table above at March 31, 2007, includes $10.2 million that is expected to be reclassified to expenses over the next twelve months. Consolidated KCP&L’s accumulated OCI includes an insignificant amount that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

Three Months Ended March 31	2007	2006
Great Plains Energy	(millions)
Purchased power expense	$21.9	$9.1
Interest expense	(0.1)	-
Income taxes	(8.9)	(3.9)
OCI	$12.9	$5.2
Consolidated KCP&L
Interest expense	$(0.1)	$-
Income taxes	0.1	-
OCI	$-	$-

16.	NEW ACCOUNTING STANDARDS

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This statement provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings. The statement is effective for Great Plains Energy and consolidated KCP&L January 1, 2008, with earlier application permitted in certain circumstances. Management is currently evaluating the impact of SFAS No. 159 and has not yet determined the impact on Great Plains Energy’s and consolidated KCP&L’s consolidated financial statements.

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

Executive Summary
At KCP&L, a scheduled maintenance outage which was extended by several days at Iatan No. 1 and an unplanned maintenance outage at Hawthorn No. 5 during a period of cold weather and constrained transmission led to lower wholesale revenues, increased use of natural gas and increased purchased power for the three months ended March 31, 2007. Operating expenses also increase due to increased maintenance expense and the anticipated increase in pension costs due to the reset of the level of pension costs in KCP&L’s rates effective January 1, 2007. These items were offset somewhat by higher retail revenues that resulted from favorable weather, higher retail rates and customer growth.

At Strategic Energy, the average retail gross margin per MWh increased due to an increase in the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness. Average retail gross margin per MWh without the impact of unrealized fair value gains and losses on energy contracts decreased due to increased purchased power expense associated with a resettlement attributable to under-reported deliveries to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment. Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Anticipated Acquisition of Aquila, Inc.
In February 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila. Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments. Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first quarter of 2008. In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy. The MPSC and KCC regulatory approvals are expected to be completed in the first quarter of 2008. In May 2007, Great Plains Energy filed a registration statement with the SEC including a joint proxy with Aquila for the Great Plains Energy and Aquila special shareholder meetings expected to occur in the third quarter of 2007. FERC and Hart-Scott-Rodino antitrust review filings are expected to occur during the second quarter of 2007 and development of an integration plan is underway. See Note 2 to the consolidated financial statements for additional information.

EXECUTING ON STRATEGIC INTENT

KCP&L’s Comprehensive Energy Plan
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties and KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions. See Notes 6 and 12 to the consolidated financial statements for additional information.

KCP&L continues to execute on its Comprehensive Energy Plan. Construction of Iatan No. 2 is underway and on schedule for completion in 2010. The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, is expected to be in service mid-year 2007. The environmental work at Iatan No. 1 is also continuing. Under the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, KCP&L will, among other things, pursue increasing its wind generation capacity by 100 MW by year-end 2010 and another 300 MW by year-end 2012, subject to regulatory approval. In April 2007, KCP&L issued a request for proposals to develop this wind generation in Missouri and/or Kansas. The request is an outgrowth of commitments under the Comprehensive Energy Plan.

KCP&L Regulatory Proceedings
On February 1, 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%, which, if approved, would take effect January 1, 2008. Evidentiary hearings on this case have been scheduled for the first two weeks of October 2007, with a decision expected in December 2007. On March 1, 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million or 10.8%, along with a proposed energy cost adjustment clause, which, if approved, would take effect January 1, 2008. Evidentiary hearings on this case have not yet been scheduled, but are expected to occur in the fall of 2007, with a decision expected in December 2007. The rate increases were filed in order to help recover costs of air quality improvement investments included in KCP&L’s comprehensive energy plan as well as higher fuel and other operational costs.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 505,000 customers in the states of Missouri and Kansas. KCP&L has continued to experience modest load growth. Load growth consists of higher usage per customer and the addition of new customers. Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems. Less than 1% of revenues include an automatic fuel adjustment provision.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of KCP&L’s base load capacity. KCP&L defers operations and maintenance expenses incurred for scheduled refueling outages and amortizes these expenses evenly (monthly) over the unit’s18 month operating cycle until the next scheduled outage. Replacement power costs during refueling outages are expensed as incurred. The next refueling outage is scheduled to begin in March 2008.

The fuel cost per MWh generated and the purchased power cost per MWh have a significant impact on the results of operations for KCP&L. Generation fuel mix can substantially change the fuel cost per MWh generated. Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated. The cost per MWh for purchased power is generally significantly higher than the cost per MWh of coal and nuclear generation. KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

STRATEGIC ENERGY BUSINESS OVERVIEW

Great Plains Energy indirectly owns 100% of Strategic Energy. Strategic Energy does not own any generation, transmission or distribution facilities. Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers. Of the states that offer retail choice, Strategic Energy operates in California, Connecticut, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.

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

Strategic Energy provides services to approximately 102,400 commercial, institutional and small manufacturing accounts (for approximately 26,500 customers) including numerous Fortune 500 companies, smaller companies and governmental entities. Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products. Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates was 64% for the three months ended March 31, 2007. The corresponding volume-based customer retention rates including month-to-month customers on market-based rates was 75%.

Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates. In these states, Strategic Energy continues to experience improvement in certain key metrics, including strong forecasted future MWh commitments (backlog) growth and longer contract durations. Total backlog grew to 33.9 million MWh at March 31, 2007, compared to 22.5 million MWh at March 31, 2006. Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 13.0 million MWh for the remainder of 2007, 10.6 million MWh and 4.8 million MWh for the years 2008 and 2009, respectively, and 5.5 million MWh over the years 2010 through 2012. Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers. Strategic Energy’s projected MWh deliveries for 2007 are in the range of 18 to 22 million MWhs.

Strategic Energy currently expects the average retail gross margin per MWh (retail revenues less retail purchased power divided by retail MWhs delivered) delivered in 2007 to average $4.00 to $5.00. This range excludes unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness because management does not predict the future impact of these unrealized changes. Actual retail gross margin per MWh may differ from these estimates.

RELATED PARTY TRANSACTIONS

See Note 11 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

		As Adjusted
Three Months Ended March 31	2007	2006
	(millions)
Operating revenues	$664.3	$559.2
Fuel	(52.7)	(46.5)
Purchased power	(357.9)	(330.9)
Other operating expenses	(154.3)	(125.8)
Skill set realignment costs	-	(9.4)
Depreciation and amortization	(45.0)	(38.9)
Loss on property	-	(0.1)
Operating income	54.4	7.6
Non-operating income (expenses)	2.1	0.8
Interest charges	(21.7)	(17.3)
Income taxes	(11.0)	8.1
Loss from equity investments	(0.4)	(0.3)
Net income (loss)	23.4	(1.1)
Preferred dividends	(0.4)	(0.4)
Earnings (loss) available for common shareholders	$23.0	$(1.5)

Great Plains Energy’s earnings for the three months ended March 31, 2007, increased to earnings of $23.0 million, or $0.28 per share, from a loss of $1.5 million, or $0.02 loss per share, in the same period of 2006.

Consolidated KCP&L’s net income decreased $11.0 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to a scheduled maintenance outage which was extended by several days at Iatan No. 1 and an unplanned maintenance outage at Hawthorn No. 5 during a period of cold weather and constrained transmission that led to lower wholesale revenues and increased fuel and purchased power expense. Additionally, other operating expenses increased due to higher pension expense and higher maintenance costs. These decreases to net income were partially offset by an increase in retail revenues and the absence of skill set realignment costs.

Strategic Energy had net income of $27.1 million for the three months ended March 31, 2007, an increase of $38.0 million over the same period in 2006 due to the after tax impact of a $55.1 million increase in the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness, a 15% increase in retail MWhs delivered and SECA recoveries in 2007 compared to net SECA charges in 2006. These increases were partially offset by increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment. Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Other non-regulated activities for the three months ended March 31, 2007, compared to the same period in 2006 is primarily attributable to a decline in available tax credits from affordable housing investment and overall higher expenses at the holding company.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated inactive subsidiary of KCP&L. In the discussion that follows, references to KCP&L reflect only the operations of the utility. The following table summarizes consolidated KCP&L's comparative results of operations.

		As Adjusted
Three Months Ended March 31	2007	2006
	(millions)
Operating revenues	$255.7	$240.4
Fuel	(52.7)	(46.5)
Purchased power	(16.4)	(5.1)
Other operating expenses	(130.5)	(110.7)
Skill set realignment costs	-	(9.3)
Depreciation and amortization	(43.0)	(37.0)
Loss on property	-	(0.1)
Operating income	13.1	31.7
Non-operating income (expenses)	2.2	0.7
Interest charges	(18.2)	(14.9)
Income taxes	4.9	(4.5)
Net income	$2.0	$13.0

Consolidated KCP&L Sales Revenues and MWh Sales

			%
Three Months Ended March 31	2007	2006	Change
Retail revenues	(millions)
Residential	$86.7	$72.3	20
Commercial	104.0	92.5	12
Industrial	23.7	22.2	7
Other retail revenues	2.5	2.2	10
Total retail	216.9	189.2	15
Wholesale revenues	34.2	47.5	(28)
Other revenues	4.6	3.7	27
Consolidated KCP&L revenues	$255.7	$240.4	6

			%
Three Months Ended March 31	2007	2006	Change
Retail MWh sales	(thousands)
Residential	1,292	1,158	12
Commercial	1,798	1,702	6
Industrial	506	509	(1)
Other retail MWh sales	23	22	9
Total retail	3,619	3,391	7
Wholesale MWh sales	886	1,104	(20)
KCP&L electric MWh sales	4,505	4,495	-

Retail revenues increased $27.7 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer driven by favorable weather in 2007, with a 23% increase in heating degree days.

Wholesale revenues decreased $13.3 million for the three months ended March 31, 2007, compared to the same period in 2006 due to a 20% decrease in wholesale MWh sales as a result of a 3% decrease in MWhs generated due to planned and unplanned plant outages as well as an increase in retail load. Wholesale revenues were also impacted by a 22% decrease in the average market price per MWh to $39.59 primarily due to lower gas prices.

Consolidated KCP&L Fuel and Purchased Power

			%
Three Months Ended March 31	2007	2006	Change
Net MWhs Generated by Fuel Type	(thousands)
Coal	3,157	3,407	(7)
Nuclear	1,208	1,210	-
Natural gas and oil	54	1	NM
Wind	73	-	N/A
Total Generation	4,492	4,618	(3)

KCP&L’s coal base load equivalent availability factor decreased to 70% for the three months ended March 31, 2007, from 80% for the same period in 2006 due to a scheduled outage which was extended by several days at Iatan No. 1 and an unplanned maintenance outage at Hawthorn No. 5.

Fuel expense increased $6.2 million for the three months ended March 31, 2007, compared to the same period in 2006 despite a 3% decrease in net MWhs generated. The increased fuel expense was primarily due to more natural gas in the fuel mix, which has higher cost compared to other fuel types, driven by less coal generation due to planned and unplanned plant outages during a period of transmission constraint which limited KCP&L’s ability to utilize purchased power. Higher coal and coal transportation costs also contributed to the increased fuel expense.

Purchased power expense increased $11.3 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to a 231% increase in MWh purchases to support increased retail load due to colder weather in 2007 and the impact of planned and unplanned plant outages on net MWhs generated.

Consolidated KCP&L Other Operating Expenses (including other operating, maintenance and general taxes)
Consolidated KCP&L's other operating expenses increased $19.8 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to increased pension expense of $4.9 million due to the reset of the level of pension costs in KCP&L’s rates effective January 1, 2007, and increased plant maintenance expense of $6.6 million due to planned outages and unplanned outages and the addition of the Spearville Wind Energy Facility in the third quarter of 2006.

Consolidated KCP&L Depreciation and Amortization
Consolidated KCP&L’s depreciation and amortization costs increased $6.0 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to $3.0 million of additional amortization pursuant to rate case orders and $1.8 million of increased depreciation due to wind generation assets placed in service in the third quarter of 2006.

Consolidated KCP&L Income Taxes
Consolidated KCP&L had a tax benefit of $4.9 million for the three months ended March 31, 2007, compared to tax expense of $4.5 million for the same period in 2006 due to a pre-tax loss in 2007 compared to pre-tax income in 2006. See Note 10 to the consolidated financial statements for a reconciliation of effective income taxes rates for the comparative periods.

Strategic Energy Results of Operations

The following table summarizes Strategic Energy's comparative results of operations.

Three Months Ended March 31	2007	2006
	(millions)
Operating revenues	$408.6	$318.8
Purchased power	(341.5)	(325.8)
Other operating expenses	(20.5)	(12.5)
Depreciation and amortization	(2.0)	(1.9)
Operating income (loss)	44.6	(21.4)
Non-operating income (expenses)	1.2	0.9
Interest charges	(0.8)	(0.3)
Income taxes	(17.9)	9.9
Net income (loss)	$27.1	$(10.9)

Strategic Energy had net income of $27.1 million for the three months ended March 31, 2007, an increase of $38.0 million over the same period in 2006 due to the after tax impact of a $55.1 million increase in the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness, a 15% increase in retail MWhs delivered to 4.2 million and SECA recoveries in 2007 compared to net SECA charges in 2006. These increases were partially offset by increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment. Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Three Months Ended March 31	2007	2006
Average retail gross margin per MWh	$15.79	$(2.12)
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	(13.63)	9.79
Average retail gross margin per MWh without
fair value impacts	$2.16	$7.67

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

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses decreased to $2.16 for the three months ended March 31, 2007, compared to $7.67 for the same period in 2006. The decrease was primarily due to increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment. These decreases were partially offset by a $0.9 million SECA recovery for the three months ended March 31, 2007, compared to $2.3 million of SECA charges in excess of recoveries for the same period in 2006.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin. Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers. Actual customer demand does not always equate to the volume purchased based on forecasted peak demand. Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements. Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market. These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period. Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis. Strategic Energy typically executes these transactions to manage basis and credit risks. The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers. The amount of excess retail supply sales that reduced purchased power was $14.4 million and $31.2 million for the three months ended March 31, 2007 and 2006, respectively. Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers. The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity. Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness. Net changes in fair value decreased purchased power expenses by $57.3 million for the three months ended March 31, 2007 compared to an increase of $35.9 million for the same period in 2006. The change is a result of increases in the forward market prices for power combined with Strategic Energy designating more derivative instruments as cash flow hedges that no longer qualify for the NPNS election. See Note 15 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses
Strategic Energy’s other operating expenses increased $8.0 million for the three months ended March 31, 2007, compared to the same period in 2006 primarily due to an increase of $5.6 million in bad debt expense attributable to the small business segment, which have a higher default rate than Strategic Energy’s larger customers, combined with potential penalty expense related to the purchased power adjustment. Strategic Energy expects bad debt expense to trend downward for the remainder of 2007.

Strategic Energy Income Taxes
Strategic Energy had tax expense of $17.9 million for the three months ended March 31, 2007, compared to a tax benefit of $9.9 million for the same period in 2006 due to pre-tax income for the three months ended March 31, 2007, compared to a pre-tax loss for the same period in 2006. The deferred tax expense related to the net changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness was $23.3 million for the three months ended March 31, 2007, compared to a $14.7 million deferred tax benefit for the same period in 2006.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES(March 31, 2007 compared to December 31, 2006)

•
Great Plains Energy’s and consolidated KCP&L’s receivables decreased $12.6 million and $26.2 million, respectively. KCP&L’s joint owner receivables decreased $18.3 million primarily due to lower receivables related to Comprehensive Energy Plan projects and a $6.4 million decrease in wholesale sales receivables due to lower wholesale sales. Strategic Energy’s receivables increased $13.6 million primarily due to increased revenues partially offset by a higher allowance for doubtful accounts primarily due to an increase in the aging of the small business customer segment.

•
Great Plains Energy’s combined refundable income taxes and accrued taxes of a net current liability of $18.5 million increased $4.2 million primarily due to an increase at consolidated KCP&L partially offset by lower income tax accruals. Consolidated KCP&L’s combined refundable income taxes and accrued taxes of a net current liability of $28.7 million increased $17.8 million from December 31, 2006, primarily due to a $4.9 million impact of the adoption of FIN No. 48, which was mostly a reclassification from deferred income taxes, as well as a $15.0 million increase in property tax accruals due to the timing of tax payments.

•
Great Plains Energy’s combined deferred income taxes - current assets and deferred income taxes - current liabilities changed from an asset of $39.6 million at December 31, 2006, to a liability of $1.5 million. The temporary differences due to changes in the fair value of Strategic Energy’s energy-related derivative instruments increased the liability by $41.5 million.

•
Great Plains Energy’s derivative instruments, including current and deferred assets and liabilities, increased $174.1 million from a net liability at December 31, 2006, to a $31.9 million net asset primarily due to a $172.4 million increase in the fair value of Strategic Energy’s energy-related derivative instruments as a result of an increase in the forward market prices for power.

•
Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $43.0 million primarily due to $37.7 million related to KCP&L’s comprehensive energy plan, including $9.5 million for environmental upgrades and $28.2 million related to Iatan No. 2.

•	Great Plains Energy’s other deferred charges and other assets increased $9.1 million primarily due to deferred costs associated with Great Plains Energy’s anticipated acquisition of Aquila.

•	Great Plains Energy’s notes payable increased $241.0 million primarily due to borrowings to make an intercompany loan to KCP&L.

•	Consolidated KCP&L’s intercompany payables to Great Plains Energy increased $225.0 million due to an intercompany loan from Great Plains Energy.

•	Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $67.7 million primarily to support expenditures related to the comprehensive energy plan.

•
Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt decreased $388.6 million and $225.0 million, respectively, due to Great Plains Energy’s settlement of the FELINE PRIDES Senior Notes by issuing $163.6 million of common stock and KCP&L’s repayment of $225.0 million 6.00% Senior Notes at maturity with proceeds from an intercompany loan from Great Plains Energy.

•	Consolidated KCP&L’s accounts payable decreased $37.9 million primarily due to the payment of expenditures related to the comprehensive energy plan.

•
Great Plains Energy and consolidated KCP&L’s accrued payroll and vacations decreased $10.6 million and $3.5 million, respectively, primarily due to the 2007 payments of employee incentive compensation accrued at December 31, 2006.

•
Great Plains Energy’s and consolidated KCP&L’s other - deferred credits and other liabilities increased $10.6 million and $10.0 million, respectively, primarily due to a $9.6 million impact of the adoption of FIN No. 48, which was mostly a reclassification from deferred income taxes.

•
Great Plains Energy’s accumulated other comprehensive loss increased $68.5 million primarily due to a $68.1 million increase due to changes in the fair value of Strategic Energy’s energy related derivative instruments.

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

Great Plains Energy's liquid resources at March 31, 2007, consisted of $37.3 million of cash and cash equivalents on hand, including $2.3 million at consolidated KCP&L, and $509.8 million of unused bank lines of credit. The unused lines consisted of $169.1 million from KCP&L's revolving credit facility, $92.5 million from Strategic Energy’s revolving credit facility and $248.2 million from Great Plains Energy's revolving credit facility. See the Debt Agreements section below for more information on these agreements.

KCP&L currently expects to fund its comprehensive energy plan expenditures from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's equity issuances and new short and long-term debt financing.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds. KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units. The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments. In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Strategic Energy expects to meet day-to-day cash flow requirements including interest payments, credit support fees and capital expenditures with internally generated funds. Strategic Energy may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, seasonal working capital requirements, commodity-price volatility and the effects of counterparty non-performance.

In February 2007, Great Plains Energy entered into an agreement to acquire Aquila. See Note 2 to the consolidated financial statements for additional information.

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented. Great Plains Energy’s cash flows from operating activities for the three months ended March 31, 2007, decreased primarily due to lower net income at Strategic Energy after considering non-cash after-tax fair value impacts from energy contracts, $7.1 million of costs associated with the anticipated acquisition of Aquila and a $10.6 million decrease in accrued payroll primarily due to the payments of employee incentive compensation. Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows. Consolidated KCP&L’s cash flows from operating activities for the three months ended March 31, 2007, decreased primarily due to a $3.5 million decrease in accrued payroll primarily due to the payments of employee incentive compensation and the changes in working capital detailed in Note 3 to the consolidated financial statements. The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel. The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2007, reflect consolidated KCP&L’s repayment of Senior Notes and an increase in Great Plains Energy’s short-term borrowings primarily due to borrowing on its revolving credit facility to make an intercompany loan to KCP&L. Consolidated KCP&L’s financing activities for the three months ended March 31, 2007, reflect KCP&L’s repayment of its $225.0 million 6.00% Senior Notes at maturity and an increase in short-term borrowings primarily due to a $225.0 million loan from Great Plains Energy, which was used to repay the Senior Notes.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L must maintain common equity at not less than 30% and 35%, respectively, of total capitalization. KCP&L’s long-term financing activities are subject to the authorization of the MPSC. In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009. KCP&L has $385.0 million of authorization remaining.

During 2006, FERC authorized KCP&L to issue up to a total of $600.0 million in outstanding short-term debt instruments through February 2008. The authorizations are subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. In January 2007, KCP&L received authorization from FERC, as part of its $600.0 million short-term debt FERC authorization, to issue an aggregate of $150 million of short-term debt in connection with participation in the Great Plains Energy money pool for a period of three years. The money pool is an internal financing arrangement in which up to $150 million of funds deposited into the money pool by Great Plains Energy and Strategic Energy may be lent on a short-term basis to KCP&L. The money pool commenced operations in April 2007.

Debt Agreements
See Note 7 to the consolidated financial statements for discussion of Great Plains Energy’s, KCP&L’s and Strategic Energy’s revolving credit facilities. Strategic Energy’s facility contains a Material Adverse Change (MAC) clause that requires Strategic Energy to represent prior to receiving funding, that no MAC has occurred.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L. All plans meet the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when deemed financially advantageous.

During the first quarter, KCP&L contributed $7.1 million to the plan. For the remainder of 2007, the Company expects to contribute $26.5 million to the plans, all paid by KCP&L. Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

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

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers. At March 31, 2007, Strategic Energy’s five largest suppliers under forward supply contracts represented 73% of the total future dollar committed purchases. The five largest suppliers, or their guarantors, are rated investment grade. In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier. In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power. There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages. Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at March 31, 2007.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$70.8	$-	$70.8	3	$ 50.3
Non-Investment Grade	12.9	6.3	6.6	-	-
Internal rating
Non-Investment Grade	2.9	2.7	0.2	-	-
Total	$86.6	$9.0	$77.6	3	$ 50.3

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$59.4	$11.4	$70.8
Non-Investment Grade	7.5	5.4	12.9
Internal rating
Non-Investment Grade	1.7	1.2	2.9
Total	$68.6	$18.0	$86.6

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

Strategic Energy’s total exposure before credit collateral at March 31, 2007, increased $73.6 million from December 31, 2006, primarily due an increase in wholesale electricity prices. At March 31, 2007, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $15.8 million, of which 58% is scheduled to mature in less than two years. In addition, Strategic Energy held collateral totaling $9.0 million limiting its exposure to these non-investment grade counterparties to $6.8 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand. Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations have not significantly changed outside of the ordinary course of business at March 31, 2007, compared to December 31, 2006.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes. Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at March 31, 2007, compared to December 31, 2006.

New Accounting Standards
See Note 16 of the consolidated financial statements for information regarding new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and consolidated KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2006 Form 10-K and therefore are not represented here.

Great Plains Energy and consolidated KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2006 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference. There have been no material changes in Great Plains Energy’s or consolidated KCP&L’s market risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2007. These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended March 31, 2007. These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

KCP&L Missouri Rate Cases
On February 1, 2006, KCP&L filed a request with the MPSC to increase annual rates $55.8 million for customers served in Missouri. On December 21, 2006, the MPSC issued its order with an effective date of December 31, 2006, approving an approximate $51 million increase in annual revenues. Appeals of this order were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc. and Trigen-Kansas City Energy Corporation. The appeals seek to set aside or remand the order to the MPSC. Although subject to the appeals, the MSPC order remains in effect pending the court's decision.

On February 1, 2007, KCP&L filed a retail rate case with the MPSC, requesting an annual rate increase effective January 1, 2008, of approximately $45 million over current levels. Evidentiary hearings on this case have been scheduled for the first two weeks of October 2007, with a decision expected in December 2007.

KCP&L Kansas Rate Case
On March 1, 2007, KCP&L filed a retail rate case with the KCC, requesting an annual rate increase effective January 1, 2008, of approximately $47 million over current levels. Evidentiary hearings on this case have not yet been scheduled, but are expected to occur in the fall of 2007, with a decision expected in December 2007.

KCP&L Regulatory Plan Appeals
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions related to its comprehensive energy plan. The MPSC issued its Report and Order approving the Stipulation and Agreement on July 28, 2005, and KCC issued its Order Approving Stipulation and Agreement on August 5, 2005. The Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, appealed the MPSC’s decision and the circuit court’s affirmation of that decision to the Missouri Court of Appeals for the Western District. The Sierra Club also appealed the KCC’s decision and the district court’s affirmation of that decision to the Kansas Court of Appeals. On February 27, 2007, the Court of Appeals reversed the MPSC’s decision on procedural grounds. On March 19, 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement. Pursuant to the terms of that agreement, KCP&L, the Sierra Club and Concerned Citizens of Platte County submitted a joint motion to dismiss the appeal, which was denied. KCP&L’s management is evaluating various possible responses to the Court’s action, including seeking a second MPSC approval of the Stipulation and Agreement. The Sierra Club also withdrew its appeal with the Kansas Court of Appeals.

Kansas City Power & Light Company v. Union Pacific Railroad Company
On October 12, 2005, KCP&L filed a rate complaint case with the STB charging that Union Pacific rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high. Prior to the end of 2005, the rates were established under a contract with Union Pacific. Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station. KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates. In July 2006, the STB directed KCP&L and Union Pacific to file comments in September 2006 on whether KCP&L’s complaint is within the STB’s jurisdiction. On March 26, 2007, the STB issued a finding that it would have jurisdiction over this complaint. KCP&L and Union Pacific presented a new procedural schedule to the STB and a ruling on the case is anticipated in late 2008 or early 2009. Until the STB case is decided, KCP&L is paying the higher tariff rates subject to refund.

Iatan Station Air Permit
On January 31, 2006, the Missouri Department of Natural Resources issued an air permit to KCP&L for the construction of Iatan No. 2 and modifications to Iatan No. 1. The Sierra Club and the Concerned Citizens of Platte County appealed the issuance of this permit to the Missouri Air Conservation Commission. On March 19, 2007, the parties entered into a Collaboration Agreement that, among other things, resolved the issues relating to the permit. On March 28, 2007, the parties filed a joint stipulation of dismissal with prejudice of the appeal of the air permit.

Other Proceedings
The companies are parties to various other lawsuits and regulatory proceedings in the ordinary course of their respective businesses. For information regarding other lawsuits and proceedings, see Notes 6, 12 and 13 to the consolidated financial statements. Such descriptions are incorporated herein by reference.

ITEM 1A. RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. Risk Factors included in the 2006 Form 10-K of each of Great Plains Energy and KCP&L. The companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results, and are often beyond the companies’ control. Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies. The information presented below updates the risk factors described in the 2006 Form 10-K of each of Great Plains Energy and KCP&L. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L. Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The outcome of KCP&L’s pending and future retail rate proceedings could have a material impact on its business and are largely outside its control.
The rates that KCP&L is allowed to charge its customers are the single most important item influencing its results of operations, financial position and liquidity. These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s control, including the MPSC, KCC and FERC. Decisions made by these entities could have a material impact on KCP&L’s business including its results of operations and financial position.

In February 2007, KCP&L filed a request with the MPSC to increase the annual rates charged to its retail customers in Missouri by approximately $45 million. KCP&L also filed a request with KCC in March 2007 to increase the annual rates it is permitted to charge its Kansas retail customers by approximately $47 million. The requested rate increases are subject to the approvals of the MPSC and KCC, respectively, which are expected to rule on the requests in December 2007, with any rate changes taking effect on January 1, 2008. It is possible that the MPSC and/or KCC will authorize a lower rate increase than what KCP&L has requested, or no increase or a rate reduction. Additionally, the December 2006 order of the MPSC authorizing an increase in annual rates of approximately $51 million has been appealed in the Missouri courts. It is possible that the MPSC order could be vacated and the proceedings remanded to the MPSC. Management cannot predict or provide any assurances regarding the outcome of these proceedings.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its comprehensive energy plan. Under the comprehensive energy plan, KCP&L agreed to undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs. In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain carbon dioxide emissions. Most, but not all, of these commitments are conditioned on regulatory approval. A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the comprehensive energy plan or Collaboration Agreement may result in increased financing requirements or a significant adverse effect on KCP&L’s results of operations and financial position, or both.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers. Any or all of these could have a significant adverse effect on KCP&L’s results of operations and financial position.

The Company is Subject to Environmental Laws and the Incurrence of Environmental Liabilities
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s operations. The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations. In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations and financial position.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions. The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations. Although KCP&L has entered into a Collaboration Agreement with those parities that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity. KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1 between 1996 and 2006. KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry. KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated. There is no assurance these costs, if any, could be recovered in rates.

New environmental laws and regulations, including but not limited to regulation of carbon dioxide and other greenhouse gases, affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, which may substantially increase its environmental expenditures in the future. New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits. Delays in the environmental permitting process, denials of permit applications, and conditions imposed in permits may materially affect the cost and timing of the generation and environmental retrofit projects included in the comprehensive energy plan, among other projects, and thus materially affect KCP&L’s results of operations and financial position. In addition, KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future. Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities. The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position. See Note 12 to the consolidated financial statements for additional information regarding environmental matters.

Fossil Fuel and Transportation Prices Impact KCP&L’s Costs
KCP&L's electric tariffs in Missouri and Kansas do not contain an automatic fuel adjustment clause. This exposes KCP&L to risk from changes in the market prices of coal, natural gas and purchased power. Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices and other factors can also adversely affect KCP&L’s fuel and purchased power costs.

KCP&L does not hedge its entire exposure from fossil fuel and transportation price volatility. Consequently, its results of operations and financial position may be materially impacted by changes in these prices until increased costs are recovered in rates. KCP&L filed a rate case with the KCC in March 2007 to implement a mechanism to fully recover its fuel and purchased power costs allocated to its Kansas operations. However, even if the mechanism is approved, it will not be effective until January 2008. KCP&L does not have, and has not requested, an energy cost adjustment mechanism for its Missouri operations.

Wholesale Electricity Prices Affect Costs and Revenue, Creating Earnings Volatility
KCP&L's ability to maintain or increase its level of wholesale sales depends on the wholesale market price, transmission availability and the availability of KCP&L’s generation for wholesale sales, among other factors. A substantial portion of KCP&L’s wholesale sales are made in the spot market, and thus KCP&L has immediate exposure to wholesale price changes. Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L's wholesale sales and adversely affect KCP&L’s results of operations and financial position. If the aggregate margin on KCP&L’s wholesale sales exceed a certain level, KCP&L is required to treat the Missouri jurisdictional portion of this excess as a regulatory liability.

KCP&L is also exposed to price risk because at times it purchases power to meet its customers’ needs. The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L’s lower-priced generating units. Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices. KCP&L filed a rate case with the KCC in March 2007 to implement a mechanism to fully recover its fuel and purchased power costs allocated to its Kansas operations. However, even if the mechanism is approved, it will not be effective until January 2008. KCP&L does not have, and has not requested, an energy cost adjustment mechanism for its Missouri operations.

Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers. Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers. There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices. This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment. Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy does not hedge its entire exposure to electricity price volatility. Consequently, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

Great Plains Energy is subject to business and regulatory uncertainties as a result of the anticipated acquisition of Aquila, Inc., which could adversely affect its business.
On February 6, 2007, Great Plains Energy entered into definitive agreements under which it would acquire all the outstanding shares of Aquila. Immediately prior to this acquisition, Black Hills Corporation will acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa. These transactions are complex, and are subject to Great Plains Energy and Aquila shareholder approvals, numerous regulatory approvals and other conditions. The timing of, and the conditions imposed by, regulatory approvals may delay, or give rise to the ability to terminate the transactions. In addition, several shareholder lawsuits have been filed against Aquila seeking to enjoin the transactions and recover alleged damages. In the event of termination, Great Plains Energy would be required to write-off its deferred transaction costs, which could be material. The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by Great Plains Energy from the transaction.

While it is anticipated that Great Plains Energy, KCP&L and Aquila will be rated investment grade after the transactions close, Great Plains Energy and KCP&L credit ratings have been negatively affected after the announcement of the proposed acquisition, and may be further negatively affected. Credit rating downgrades could result in higher financing costs and potentially limit the companies’ access to the capital and credit markets, impact the regulatory rate treatment provided KCP&L, or both.

Great Plains Energy entered into the transaction agreements with the expectation that the acquisition would result in various benefits to it and KCP&L including, among other things, synergies, cost savings and operating efficiencies. Although Great Plains Energy expects to achieve the anticipated benefits of the acquisition, achieving them cannot be assured. Great Plains Energy, KCP&L and Aquila proposed to regulators that the benefits resulting from the transaction be shared between retail electric customers and Great Plains Energy shareholders, and requested certain other regulatory assurances. There is no assurance regarding the amount of benefit-sharing, or other regulatory treatment, in rate cases occurring after the closing of the transactions.

Additionally, Aquila’s utility operations are subject to regulation by numerous government entities, including the MPSC and FERC, and have pending MPSC rate cases, the outcome of which are subject to uncertainty. As such, a successful acquisition of Aquila will subject Great Plains Energy to additional regulatory risk.

The outcome of legal proceedings cannot be predicted. An adverse finding could have a material adverse effect on Great Plains Energy’s and KCP&L’s financial condition.
Great Plains Energy and KCP&L are party to various material litigation and regulatory matters arising out of their business operations. The ultimate outcome of these matters cannot presently be determined, nor can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated. The liability Great Plains Energy and KCP&L may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the consolidated financial position of Great Plains Energy, KCP&L or both.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the first quarter of 2007.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	-	$ -	-	N/A
February 1 - 28	17,151 (1)	31.88	-	N/A
March 1 - 31	-	-	-	N/A
Total	17,151	$ 31.88	-	N/A
(1)Represents shares of common stock surrendered to Great Plains Energy by certain officers to pay taxes related to the issuance of restricted stock and performance shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K dated February 7, 2007).

3.1	*	Bylaws of Great Plains Energy Incorporated as amended May 1, 2007 (Exhibit 3.1 to From 8-K dated May 1, 2007).
10.1.1	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).

10.1.2	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.10 to Form 10-K for the year ended December 31, 2006).
10.1.3	*+	Form of Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.11 to Form 10-K for the year ended December 31, 2006).
10.1.4	*+	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007 (Exhibit 10.1.2 to Form 8-K filed May 4, 2007).
10.1.5	*+	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007 (Exhibit 10.1.3 to Form 8-K filed May 4, 2007).
10.1.6	*+	Strategic Energy, L.L.C. Executive Committee Long-Term Incentive Plan dated as of January 1, 2007 (Exhibit 10.1.21 to Form 10-K for the year ended December 31, 2006).
10.1.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed May 4, 2007).
10.1.8	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., filed February 6, 2007 (Exhibit 10.1 to Form 8-K dated February 7, 2007).

10.1.9	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K dated February 7, 2007).

12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

*Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filing and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit Number		Description of Document
10.2.1	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

10.2.2
Amendment No. 1 dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement date as of July 1, 2005.

12.2		Computation of Ratio of Earnings to Fixed Charges.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.
* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof. The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from KCP&L upon written request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated: May 9, 2007	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 9, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 9, 2007	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: May 9, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)