Form 10-Q
period 2007-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2007-08-03
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

On July 31, 2007, Great Plains Energy Incorporated had 86,098,176 shares of common stock outstanding.
On July 31, 2007, Kansas City Power & Light Company had one share of common stock outstanding, which was held by
Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila	Aquila, Inc.
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.

Abbreviation or Acronym	Definition

KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
kW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
T - Lock	Treasury Locks
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$43,715	$61,823
Restricted cash	249	-
Receivables, net	411,044	339,399
Fuel inventories, at average cost	41,276	27,811
Materials and supplies, at average cost	61,513	59,829
Deferred refueling outage costs	9,839	13,921
Refundable income taxes	22,048	9,832
Deferred income taxes	24,932	39,566
Derivative instruments	6,068	6,884
Other	14,604	11,717
Total	635,288	570,782
Nonutility Property and Investments
Affordable housing limited partnerships	20,242	23,078
Nuclear decommissioning trust fund	108,541	104,066
Other	14,755	15,663
Total	143,538	142,807
Utility Plant, at Original Cost
Electric	5,383,993	5,268,485
Less-accumulated depreciation	2,526,676	2,456,199
Net utility plant in service	2,857,317	2,812,286
Construction work in progress	294,060	214,493
Nuclear fuel, net of amortization of $111,740 and $103,381	52,623	39,422
Total	3,204,000	3,066,201
Deferred Charges and Other Assets
Regulatory assets	429,096	434,392
Goodwill	88,139	88,139
Derivative instruments	38,222	3,544
Other	37,921	29,795
Total	593,378	555,870
Total	$4,576,204	$4,335,660

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2007	2006

LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$36,000	$-
Commercial paper	317,575	156,400
Current maturities of long-term debt	534	389,634
EIRR bonds classified as current	145,853	144,742
Accounts payable	357,454	322,724
Accrued taxes	37,087	24,106
Accrued interest	16,660	14,082
Accrued compensation and benefits	22,327	33,266
Pension and post-retirement liability	1,037	1,037
Derivative instruments	55,033	91,482
Other	21,314	25,520
Total	1,010,874	1,202,993
Deferred Credits and Other Liabilities
Deferred income taxes	632,193	622,847
Deferred investment tax credits	27,749	28,458
Asset retirement obligations	93,382	91,824
Pension and post-retirement liability	189,927	176,189
Regulatory liabilities	118,450	114,674
Derivative instruments	6,683	61,146
Other	75,115	49,103
Total	1,143,499	1,144,241
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,145,091 and 80,405,035 shares issued, stated value	1,056,155	896,817
Retained earnings	468,970	493,399
Treasury stock-72,553 and 53,499 shares, at cost	(2,218)	(1,614)
Accumulated other comprehensive income (loss)	4,400	(46,686)
Total	1,527,307	1,341,916
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 8)	855,524	607,510
Total	2,421,831	1,988,426
Commitments and Contingencies (Note 14)
Total	$4,576,204	$4,335,660

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$319,143	$290,891	$574,795	$531,281
Electric revenues - Strategic Energy	485,002	350,506	892,987	668,518
Other revenues	483	707	1,122	1,490
Total	804,628	642,104	1,468,904	1,201,289
Operating Expenses
Fuel	57,952	55,297	110,616	101,797
Purchased power - KCP&L	22,751	8,570	39,106	13,687
Purchased power - Strategic Energy	479,791	329,347	821,349	655,105
Skill set realignment costs	-	5,123	-	14,516
Operating expenses - KCP&L	74,020	64,810	147,661	127,240
Selling, general and administrative - non-regulated	19,963	14,842	42,678	28,519
Maintenance	23,145	24,548	52,979	46,507
Depreciation and amortization	45,819	39,250	90,861	78,196
General taxes	26,909	27,764	54,781	55,408
(Gain) loss on property	8	(696)	11	(597)
Other	2	-	156	10
Total	750,360	568,855	1,360,198	1,120,388
Operating income	54,268	73,249	108,706	80,901
Non-operating income	2,100	3,904	6,873	6,889
Non-operating expenses	(946)	(1,311)	(3,649)	(3,452)
Interest charges	(17,914)	(17,816)	(39,613)	(35,139)
Income before income taxes
and loss from equity investments	37,508	58,026	72,317	49,199
Income taxes	(11,564)	(19,301)	(22,628)	(11,291)
Loss from equity investments, net of income taxes	(350)	(289)	(729)	(579)
Net income	25,594	38,436	48,960	37,329
Preferred stock dividend requirements	411	412	823	823
Earnings available for common shareholders	$25,183	$38,024	$48,137	$36,506

Average number of common shares outstanding	85,556	76,997	84,192	75,834

Basic and diluted earnings per common share	$0.29	$0.49	$0.57	$0.48

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted*
Year to Date June 30	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income	$48,960	$37,329
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	90,861	78,196
Amortization of:
Nuclear fuel	8,359	7,822
Other	4,355	4,666
Deferred income taxes, net	17,723	(15,715)
Investment tax credit amortization	(709)	(1,523)
Loss from equity investments, net of income taxes	729	579
Gain (loss) on property	11	(597)
Fair value impacts from energy contracts	(39,822)	37,925
Other operating activities (Note 3)	(73,168)	(36,316)
Net cash from operating activities	57,299	112,366
Cash Flows from Investing Activities
Utility capital expenditures	(194,702)	(229,910)
Allowance for borrowed funds used during construction	(6,378)	(2,549)
Purchases of investments and nonutility property	(2,083)	(3,505)
Proceeds from sale of assets and investments	24	206
Purchases of nuclear decommissioning trust investments	(34,021)	(26,387)
Proceeds from nuclear decommissioning trust investments	32,178	24,574
Other investing activities	(8,680)	(818)
Net cash from investing activities	(213,662)	(238,389)
Cash Flows from Financing Activities
Issuance of common stock	5,412	149,363
Issuance of long-term debt	247,955	-
Issuance fees	(190)	(5,728)
Repayment of long-term debt	(225,500)	(872)
Net change in short-term borrowings	197,175	44,500
Dividends paid	(72,184)	(65,197)
Equity forward settlement	(12,322)	-
Other financing activities	(2,091)	(2,935)
Net cash from financing activities	138,255	119,131
Net Change in Cash and Cash Equivalents	(18,108)	(6,892)
Cash and Cash Equivalents at Beginning of Year	61,823	103,068
Cash and Cash Equivalents at End of Period	$43,715	$96,176

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)
			As Adjusted*
Year to Date June 30	2007		2006
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	80,405,035	$896,817	74,783,824	$744,457
Issuance of common stock	5,395,529	169,006	5,436,566	149,363
Issuance of restricted common stock	344,527	11,016	46,826	1,320
Common stock issuance fees		-		(5,190)
Equity compensation expense		606		1,103
Equity forward settlement		(12,322)		-
Unearned Compensation
Issuance of restricted common stock		(11,016)		(1,355)
Forfeiture of restricted common stock		35		56
Compensation expense recognized		2,011		640
Other		2		31
Ending balance	86,145,091	1,056,155	80,267,216	890,425
Retained Earnings
Beginning balance		493,399		498,632
Cumulative effect of a change in accounting principle (Note 12)		(931)		-
Net income		48,960		37,329
Dividends:
Common stock		(71,361)		(64,326)
Preferred stock - at required rates		(823)		(823)
Performance shares		(274)		(82)
Ending balance		468,970		470,730
Treasury Stock
Beginning balance	(53,499)	(1,614)	(43,376)	(1,304)
Treasury shares acquired	(19,054)	(604)	(3,519)	(99)
Treasury shares reissued	-	-	1,215	36
Ending balance	(72,553)	(2,218)	(45,680)	(1,367)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46,686)		(7,727)
Derivative hedging activity, net of tax		51,092		(35,293)
Unrecognized pension expense, net of tax		(6)		-
Ending balance		4,400		(43,020)
Total Common Shareholders' Equity		$1,527,307		$1,316,768

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
	(thousands)
Net income	$25,594	$38,436	$48,960	$37,329
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(45,549)	(36,461)	48,543	(77,164)
Income taxes	18,632	15,052	(19,933)	32,335
Net gain (loss) on derivative hedging instruments	(26,917)	(21,409)	28,610	(44,829)
Reclassification to expenses, net of tax	9,640	4,314	22,482	9,536
Derivative hedging activity, net of tax	(17,277)	(17,095)	51,092	(35,293)
Change in unrecognized pension expense	(291)	-	(156)	-
Income taxes	202	-	150	-
Net change in unrecognized pension expense	(89)	-	(6)	-
Comprehensive income	$8,228	$21,341	$100,046	$2,036

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$3,764	$1,788
Receivables, net	140,872	114,294
Fuel inventories, at average cost	41,276	27,811
Materials and supplies, at average cost	61,513	59,829
Deferred refueling outage costs	9,839	13,921
Refundable income taxes	2,794	7,229
Deferred income taxes	1,961	52
Prepaid expenses	12,313	9,673
Derivative instruments	944	179
Total	275,276	234,776
Nonutility Property and Investments
Nuclear decommissioning trust fund	108,541	104,066
Other	6,278	6,480
Total	114,819	110,546
Utility Plant, at Original Cost
Electric	5,383,993	5,268,485
Less-accumulated depreciation	2,526,676	2,456,199
Net utility plant in service	2,857,317	2,812,286
Construction work in progress	294,060	214,493
Nuclear fuel, net of amortization of $111,740 and $103,381	52,623	39,422
Total	3,204,000	3,066,201
Deferred Charges and Other Assets
Regulatory assets	429,096	434,392
Derivative instruments	25	-
Other	8,962	13,584
Total	438,083	447,976
Total	$4,032,178	$3,859,499

The disclosures regarding Consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable to Great Plains Energy	$600	$550
Commercial paper	317,575	156,400
Current maturities of long-term debt	-	225,500
EIRR bonds classified as current	145,853	144,742
Accounts payable	172,468	181,805
Accrued taxes	33,214	18,165
Accrued interest	11,886	12,461
Accrued compensation and benefits	21,770	24,641
Pension and post-retirement liability	841	841
Derivative instruments	1,184	2,687
Other	8,363	8,469
Total	713,754	776,261
Deferred Credits and Other Liabilities
Deferred income taxes	635,719	660,046
Deferred investment tax credits	27,749	28,458
Asset retirement obligations	93,382	91,824
Pension and post-retirement liability	175,954	164,189
Regulatory liabilities	118,450	114,674
Derivative instruments	-	39
Other	57,319	33,678
Total	1,108,573	1,092,908
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,021,656	1,021,656
Retained earnings	324,115	354,802
Accumulated other comprehensive income	8,879	6,685
Total	1,354,650	1,383,143
Long-term debt (Note 8)	855,201	607,187
Total	2,209,851	1,990,330
Commitments and Contingencies (Note 14)
Total	$4,032,178	$3,859,499

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
Operating Revenues	(thousands)
Electric revenues	$319,143	$290,891	$574,795	$531,281
Operating Expenses
Fuel	57,952	55,297	110,616	101,797
Purchased power	22,751	8,570	39,106	13,687
Skill set realignment costs	-	4,937	-	14,230
Operating expenses - KCP&L	74,020	64,810	147,661	127,240
Maintenance	23,072	24,549	52,906	46,496
Depreciation and amortization	43,749	37,346	86,760	74,346
General taxes	27,475	26,875	54,348	53,164
(Gain) loss on property	8	(695)	11	(598)
Other	2	-	156	10
Total	249,029	221,689	491,564	430,372
Operating income	70,114	69,202	83,231	100,909
Non-operating income	1,149	2,822	4,722	4,535
Non-operating expenses	(933)	(1,235)	(2,346)	(2,292)
Interest charges	(16,723)	(15,046)	(34,933)	(29,904)
Income before income taxes	53,607	55,743	50,674	73,248
Income taxes	(17,114)	(19,150)	(12,183)	(23,643)
Net income	$36,493	$36,593	$38,491	$49,605

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted*
Year to Date June 30	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income	$38,491	$49,605
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	86,760	74,346
Amortization of:
Nuclear fuel	8,359	7,822
Other	2,808	3,302
Deferred income taxes, net	(804)	(1,070)
Investment tax credit amortization	(709)	(1,523)
Gain (loss) on property	11	(598)
Other operating activities (Note 3)	(40,728)	(26,710)
Net cash from operating activities	94,188	105,174
Cash Flows from Investing Activities
Utility capital expenditures	(194,702)	(229,910)
Allowance for borrowed funds used during construction	(6,378)	(2,549)
Purchases of nonutility property	(23)	(42)
Proceeds from sale of assets	24	206
Purchases of nuclear decommissioning trust investments	(34,021)	(26,387)
Proceeds from nuclear decommissioning trust investments	32,178	24,574
Other investing activities	(3,882)	(818)
Net cash from investing activities	(206,804)	(234,926)
Cash Flows from Financing Activities
Issuance of long-term debt	247,955	-
Repayment of long-term debt	(225,500)	-
Net change in short-term borrowings	161,225	50,500
Dividends paid to Great Plains Energy	(69,000)	(54,001)
Equity contribution from Great Plains Energy	-	134,615
Issuance fees	(88)	(469)
Net cash from financing activities	114,592	130,645
Net Change in Cash and Cash Equivalents	1,976	893
Cash and Cash Equivalents at Beginning of Year	1,788	2,961
Cash and Cash Equivalents at End of Period	$3,764	$3,854

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

* See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

			As Adjusted*
Year to Date June 30	2007		2006
	Shares	Amount	Shares	Amount
	(thousands, except share amounts)
Common Stock	1	$1,021,656	1	$1,021,656
Retained Earnings
Beginning balance		354,802		294,481
Cumulative effect of a change in accounting principle (Note 12)		(178)		-
Net income		38,491		49,605
Dividends:
Common stock held by Great Plains Energy		(69,000)		(54,001)
Ending balance		324,115		290,085
Accumulated Other Comprehensive Income (Loss)
Beginning balance		6,685		(29,909)
Derivative hedging activity, net of tax		2,194		3,178
Ending balance		8,879		(26,731)
Total Common Shareholder's Equity		$1,354,650		$1,285,010

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
	(thousands)
Net income	$36,493	$36,593	$38,491	$49,605
Other comprehensive income
Gain on derivative hedging instruments	3,162	1,894	3,742	5,293
Income taxes	(1,190)	(712)	(1,407)	(1,990)
Net gain on derivative hedging instruments	1,972	1,182	2,335	3,303
Reclassification to expenses, net of tax	(78)	(63)	(141)	(125)
Derivative hedging activity, net of tax	1,894	1,119	2,194	3,178
Comprehensive income	$38,387	$37,712	$40,685	$52,783

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

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

•
KLT Inc. is an intermediate holding company that primarily holds an indirect interest in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas), which has no active operations.

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.  For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $5.4 million and $8.8 million at June 30, 2007, and December 31, 2006, respectively.

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

Basic and Diluted Earnings Per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended and year to date June 30, 2007 and 2006.  To determine basic EPS, preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
Income	(millions, except per share amounts)
Net income	$25.6	$38.4	$49.0	$37.3
Less: preferred stock dividend requirements	0.5	0.4	0.9	0.8
Income available to common shareholders	$25.1	$38.0	$48.1	$36.5
Common Shares Outstanding
Average number of common shares outstanding	85.6	77.0	84.2	75.8
Add: effect of dilutive securities	0.2	-	0.4	-
Diluted average number of common shares outstanding	85.8	77.0	84.6	75.8

Basic and diluted EPS	$0.29	$0.49	$0.57	$0.48

The computation of diluted EPS excludes anti-dilutive shares for the three months ended and year to date June 30, 2007, of 126,463 performance shares and 364,802 restricted stock shares.  There were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.  For the three months ended and year to date June 30, 2006, the computation of diluted EPS excludes anti-dilutive shares of 183,874 and 89,715 performance shares and 166,007 and 121,181 restricted stock shares, respectively.  Additionally, for the three months ended and year to date June 30, 2006, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

Dividends Declared
In July 2007, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable September 20, 2007, to shareholders of record as of August 29, 2007.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable December 1, 2007, to shareholders of record as of November 8, 2007.

2.	ANTICIPATED ACQUISITION OF AQUILA, INC.

On February 6, 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila, Inc. (Aquila) for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation (Black Hills) will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first quarter of 2008.  Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri

Public Service and St. Joseph Light & Power divisions, as well as Aquila’s merchant service operations, which primarily consist of the 340MW Crossroads power generating facility and residual natural gas contracts.

Great Plains Energy’s acquisition of Aquila was unanimously approved by both Great Plains Energy’s and Aquila’s Boards of Directors and is subject to the approval of Great Plains Energy’s shareholders for the issuance of common stock to be received by Aquila’s shareholders in the merger; approval of Aquila shareholders of the merger; regulatory approvals from the Public Service Commission of the State of Missouri (MPSC), The State Corporation Commission of the State of Kansas (KCC), and The Federal Energy Regulatory Commission (FERC); Hart-Scott-Rodino antitrust review; the closing of the asset sale to Black Hills; as well as other customary conditions.  In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy.  These filings are expected to be updated in August 2007.  In May 2007, Great Plains Energy filed with the Securities and Exchange Commission (SEC), a registration statement including a joint proxy (which was amended in June 2007) with Aquila for the Great Plains Energy and Aquila special shareholder meetings expected to occur in late third quarter or early fourth quarter of 2007.  In May 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC for approval of the transactions.  Various parties have submitted protests to the FERC application.  Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications in July 2007 relating to the acquisition of Aquila by Great Plains Energy.  The thirty-day initial waiting period will expire on August 27, 2007, unless the period is terminated earlier or extended.

Direct transaction costs of the acquisition incurred by Great Plains Energy of $13.2 million at June 30, 2007, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition unless regulatory accounting treatment is authorized.  The MPSC and KCC applications requested authorization to amortize these costs plus transition-related costs, excluding labor costs, over a five-year period beginning January 1, 2008, or the month immediately following consummation of the merger, whichever occurs later.  Transition-related costs, excluding labor costs, were $1.3 million for the three months ended and year to date June 30, 2007.  The MPSC and KCC applications proposed to regulators that estimated synergy savings resulting from the transaction be shared between retail electric customers and Great Plains Energy shareholders for a period of five years.  Additionally, the MPSC application requested approval for the use of the additional amortization mechanism for Aquila’s Missouri-based utilities, as implemented in KCP&L’s 2006 rate case, once Aquila achieves financial metrics necessary to support an investment-grade credit rating.  The MPSC application also requested authorization for the distribution of proceeds from the Black Hills asset sale by Aquila to fund substantially all of the cash portion of the merger consideration to Aquila shareholders.  The FERC application requested a declaration that the distribution will not violate the Federal Power Act.

A purported class action lawsuit was filed against Aquila and certain of its individual directors and officers in February 2007, in Jackson County, Missouri, Circuit Court seeking, among other things, an injunction against the consummation of the proposed transaction.  In July 2007, an amended lawsuit was filed to include Great Plains Energy as a defendant, alleging that Great Plains Energy aided and abetted alleged breaches of fiduciary duties by the named Aquila directors and officers.  Great Plains Energy has not been served with this amended complaint.  Great Plains Energy believes it has strong defenses and will vigorously defend this lawsuit.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
		As Adjusted
Year to Date June 30	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$(71.6)	$(31.0)
Fuel inventories	(14.3)	(12.8)
Materials and supplies	(1.7)	(1.2)
Accounts payable	5.2	(16.2)
Accrued taxes	9.4	24.7
Accrued interest	(0.7)	0.3
Deferred refueling outage costs	4.1	3.1
Deposits with suppliers	-	(3.4)
Pension and post-retirement benefit obligations	9.9	4.3
Allowance for equity funds used during construction	(0.3)	(2.1)
Deferred merger costs	(10.4)	-
Proceeds from forward starting swaps	3.3	-
Other	(6.1)	(2.0)
Total other operating activities	$(73.2)	$(36.3)
Cash paid during the period:
Interest	$38.7	$33.4
Income taxes	$3.4	$14.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$61.5	$15.0

Consolidated KCP&L Other Operating Activities
		As Adjusted
Year to Date June 30	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$(26.6)	$(27.5)
Fuel inventories	(14.3)	(12.8)
Materials and supplies	(1.7)	(1.2)
Accounts payable	(39.2)	(14.5)
Accrued taxes	25.1	30.4
Accrued interest	(0.5)	0.3
Deferred refueling outage costs	4.1	3.1
Pension and post-retirement benefit obligations	8.6	2.5
Allowance for equity funds used during construction	(0.3)	(2.1)
Proceeds from forward starting swaps	3.3	-
Other	0.8	(4.9)
Total other operating activities	$(40.7)	$(26.7)
Cash paid during the period:
Interest	$34.6	$28.5
Income taxes	$-	$11.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$61.3	$14.3

Significant Non-Cash Items
In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the retirement of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	June 30	December 31
	2007	2006
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$57.1	$35.2
Allowance for doubtful accounts	(1.2)	(1.1)
Other receivables	85.0	80.2
Consolidated KCP&L receivables	140.9	114.3
Other Great Plains Energy
Other receivables	276.2	229.2
Allowance for doubtful accounts	(6.1)	(4.1)
Great Plains Energy receivables	$411.0	$339.4
(a) Customer accounts receivable included unbilled receivables of $52.1 million and $32.0 million at
June 30, 2007, and December 31, 2006, respectively.

Consolidated KCP&L’s other receivables at June 30, 2007, and December 31, 2006, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.  Great Plains Energy’s other receivables at June 30, 2007, and December 31, 2006, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $150.0 million and $95.0 million, respectively.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(266.4)	$266.4	$-
Gain (loss) on sale of accounts receivable (a)	(3.3)	3.0	(0.3)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(240.5)	240.5	-
Cash paid to KCP&L for receivables purchased	237.4	(237.4)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.6	(0.6)	-

		Receivables	Consolidated
Year to Date June 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(492.2)	$492.2	$-
Gain (loss) on sale of accounts receivable (a)	(5.8)	5.3	(0.5)
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(2.0)	(2.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(472.4)	472.4	-
Cash paid to KCP&L for receivables purchased	467.0	(467.0)	-
Servicing fees	1.4	(1.4)	-
Interest on intercompany note	1.2	(1.2)	-

		Receivables	Consolidated
Three Months Ended June 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(252.1)	$252.1	$-
Gain (loss) on sale of accounts receivable (a)	(2.5)	2.2	(0.3)
Servicing fees	0.6	(0.6)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(218.5)	218.5	-
Cash paid to KCP&L for receivables purchased	216.3	(216.3)	-
Servicing fees	0.6	(0.6)	-
Interest on intercompany note	0.5	(0.5)	-

		Receivables	Consolidated
Year to Date June 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(449.3)	$449.3	$-
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.3	(0.2)
Servicing fees	1.2	(1.2)	-
Fees to outside investor	-	(1.8)	(1.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(431.0)	431.0	-
Cash paid to KCP&L for receivables purchased	426.7	(426.7)	-
Servicing fees	1.2	(1.2)	-
Interest on intercompany note	0.8	(0.8)	-
(a)The net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek Generating Station (Wolf Creek), KCP&L’s only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Nuclear Plant Decommissioning Costs
KCP&L’s decommissioning trust is reported at fair value on Great Plains Energy’s and consolidated KCP&L’s balance sheets and is invested in assets as detailed in the following table.

	June 30		December 31
	2007		2006
		Total Unrealized		Total Unrealized
	Fair Value	Gains	Fair Value	Gains
	(millions)
Equity securities	$53.7	$9.7	$50.6	$10.8
Debt securities	52.3	(1.3)	50.4	(0.5)
Other	2.5	-	3.1	-
Total	$108.5	$8.4	$104.1	$10.3

The weighted average maturity of debt securities held by the trust at June 30, 2007, and December 31, 2006, was 7.6 years and 6.8 years, respectively.

The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
	(millions)
Realized Gains	$2.5	$1.6	$4.4	$3.2
Realized Losses	(0.2)	(0.3)	(0.5)	(0.6)

Deferred Refueling Outage Costs
In December 2006, Great Plains Energy and consolidated KCP&L adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and retrospectively adjusted prior periods.  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  Prior to adoption, KCP&L utilized the accrue-in-advance method for incremental costs to be incurred during scheduled Wolf Creek refueling outages.  KCP&L adopted the deferral method to account for operations and maintenance expenses incurred for scheduled refueling outages to be amortized evenly (monthly) over the unit’s 18 month operating cycle until the next scheduled outage.  Replacement power costs during the outage are expensed as incurred.

There were no overall impacts to the June 30, 2006, statement of cash flows for Great Plains Energy and consolidated KCP&L.  The overall impact to Great Plains Energy’s and KCP&L’s consolidated statements of income for the three months ended and year to date June 30, 2006, was a $0.8 million increase in net income, or $0.01 per share, and a $1.8 million increase in net income, or $0.02 per share, respectively.  The following line items within the consolidated statements of income were impacted by the change.

	As			As
	Originally Reported			Originally Reported
	Three Months Ended	As	Effect of	Year to Date	As	Effect of
	June 30, 2006	Adjusted	Change	June 30, 2006	Adjusted	Change
Great Plains Energy	(millions)
Fuel	$56.2	$55.3	$(0.9)	$103.6	$101.8	$(1.8)
Operating expense - KCP&L	64.8	64.8	-	127.3	127.2	(0.1)
Maintenance	24.9	24.5	(0.4)	47.5	46.5	(1.0)
Income taxes	(18.9)	(19.4)	(0.5)	(10.2)	(11.3)	(1.1)
Consolidated KCP&L
Fuel	$56.2	$55.3	$(0.9)	$103.6	$101.8	$(1.8)
Operating expense - KCP&L	64.8	64.8	-	127.3	127.2	(0.1)
Maintenance	24.9	24.5	(0.4)	47.5	46.5	(1.0)
Income taxes	(18.7)	(19.2)	(0.5)	(22.6)	(23.7)	(1.1)

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties.  KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions.  See Note 14 for additional information.  KCP&L will address these matters in its future integrated energy resource plan in collaboration with stakeholders.  Full implementation of the terms of the agreement will necessitate approval from the appropriate authorities, as some of the initiatives in this agreement require either enabling legislation or regulatory approval.  Pursuant to the terms of the agreement, the Sierra Club agreed to dismiss its appeal of the approval of KCP&L’s regulatory plan by the KCC.  The appeal by the Sierra Club and Concerned Citizens of Platte County of the MPSC’s approval of KCP&L’s regulatory plan was also dismissed.  The parties filed a joint stipulation of dismissal with prejudice of the appeal of the Iatan air permit.

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

In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.

Regulatory Assets and Liabilities
KCP&L’s regulatory assets and liabilities are detailed in the following table.

	June 30	December 31
	2007	2006
Regulatory Assets	(millions)
Taxes recoverable through future rates	$70.7	$81.7
Loss on reacquired debt	6.1	6.4
Change in depreciable life of Wolf Creek	45.4	45.4
Cost of removal	8.7	8.2
Asset retirement obligations	17.7	16.9
SFAS 158 pension and post-retirement costs	188.0	190.0
Other pension and post-retirement costs	72.6	66.9
Surface Transportation Board litigation expenses	1.6	1.7
Deferred customer programs	8.5	5.9
2006 rate case expenses	2.1	2.6
2007 rate case expenses	0.5	-
Other	7.2	8.7
Total	$429.1	$434.4
Regulatory Liabilities
Emission allowances	$64.7	$64.5
Asset retirement obligations	39.1	35.6
Additional Wolf Creek amortization (Missouri)	14.6	14.6
Total	$118.4	$114.7

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs.  Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.  The regulatory asset for Statement of Financial Accounting Standards (SFAS) 158 pension and post-retirement costs at June 30, 2007, includes $11.2 million, net of related liabilities, not included in rate base, representing the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  The regulatory asset for other pension and post-retirement costs at June 30, 2007, includes $31.8 million representing pension settlements and financial and regulatory accounting method differences.  The pension settlements will be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case.  The accounting method difference will be eliminated over the life of the pension plans.  Certain insignificant items in Regulatory Assets – Other are also not included in rate base.

Revenue Sufficiency Guarantee
Since the April 2005 implementation of Midwest Independent Transmission System Operator Inc. (MISO) market operations, MISO’s business practice manuals and other instructions to market participants have stated that Revenue Sufficiency Guarantee (RSG) charges will not be imposed on day-ahead virtual offers to supply power not supported by actual generation.  RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO.  In April 2006, FERC issued an order regarding MISO RSG charges.  In its order, FERC interpreted MISO's tariff to require that virtual supply offers be included in the calculation of RSG charges and that to the extent that MISO did not charge market participants RSG charges on virtual supply offers, MISO violated its tariff.  The FERC order required MISO to recalculate RSG rates back to April 1, 2005, and make refunds to customers who paid RSG charges on imbalances, with interest, reflecting the recalculated charges.  In order to make such refunds, RSG charges could have been retroactively imposed on market participants who submitted virtual supply offers during the recalculation period.  Strategic Energy was among the MISO participants that could have been subject to a retroactive assessment from MISO for RSG charges on virtual supply offers it submitted during the recalculation period.  In October 2006, FERC issued an order on rehearing of the April 2006 order stating it would not assess RSG charges on virtual supply offers going back to April 1, 2005, but ordered prospective allocation of RSG to virtual transactions and directed MISO to propose a tariff change that would assess RSG costs to virtual supply offers based on principles of cost causation within 60 days of the October 2006 order.

In March 2007, FERC issued an order denying requests for rehearing of its October 2006 order, which refused to allow MISO to retroactively assess RSG charges on virtual supply offers.  Also in March 2007, FERC rejected MISO’s tariff filing that would have established a new RSG charge prospectively and instructed MISO to recalculate RSG charges from April 2006 forward.  Parties, including Strategic Energy, have appealed and filed requests for rehearing.  Management believes the ultimate outcome of this matter will not have a significant impact on the Company’s financial position or results of operations; however, the actual exposure, if any, could ultimately be greater than management’s estimate depending on the outcome of appeals and the requests pending before FERC.  Management is unable to predict the outcome of any appeals or further requests for rehearing.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006.  Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003.  For the three months ended and year to date June 30, 2007, Strategic Energy recorded a reduction of purchased power expenses of $1.0 million and $1.9 million, respectively, to reflect recoveries obtained through settlements primarily with Transmission Owners.  For the three months ended June 30, 2006, Strategic Energy recorded a reduction of purchased power expense of $2.4 million for SECA, which offset $2.7 million of expense recorded in the first quarter.  Strategic Energy billed $0.9 million for the three months ended and $1.3 million year to date June 30, 2006, of its SECA costs to its retail customers.  No further retail customer billings are anticipated pending the outcome of proceedings discussed below.

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

Investigation of Strategic Energy Non-Compliance
During the first quarter of 2007, Strategic Energy identified and self-reported an event of non-compliance to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations.  The regulator subsequently notified Strategic Energy in April 2007 of its intent to conduct an investigation and that investigation is currently on-going.  Management does not believe there will be any adverse actions or events as an outcome of this investigation significantly beyond the amount of penalty recorded at June 30, 2007.

7.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy has a $600 million revolving credit facility with a group of banks that expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2007, Great Plains Energy was in compliance with this covenant.  At June 30, 2007, Great Plains Energy had $36.0 million of outstanding borrowings with a weighted average interest rate of 5.67% and had issued letters of credit totaling $109.8 million under the credit facility as credit support for Strategic Energy.  At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy.

KCP&L has a $400 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes that expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2007, KCP&L was in compliance with this covenant.  At June 30, 2007, KCP&L had $317.6 million of commercial paper outstanding, at a weighted-average interest rate of 5.61%, $6.8 million of letters of credit and no cash borrowings under the facility.  At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, $8.7 million of letters of credit and no cash borrowings under the facility.

Great Plains Energy and KCP&L may transfer and re-transfer up to $200 million of unused lender commitments between Great Plains Energy’s and KCP&L’s revolving credit facilities, so long as the aggregate lender commitments under either facility does not exceed $600 million and the aggregate lender commitments under both facilities does not exceed $1 billion.  On July 10, 2007, Great Plains Energy and KCP&L issued a notice pursuant to the terms of the credit agreements to transfer $200 million of unused lender commitments from the Great Plains Energy credit agreement to the KCP&L credit agreement, effective as of July 17, 2007.  As of the effective date of the notice, the maximum aggregate amount available under the Great Plains Energy credit agreement was reduced to $400 million, and the maximum aggregate amount available under the KCP&L credit agreement was increased to $600 million.

Strategic Energy has a $135 million revolving credit facility with a group of banks that expires in June 2009.  As long as Strategic Energy is in compliance with the agreement, it may increase this amount by up to $15 million by increasing the commitment of one or more lenders that have agreed to such increase, or by adding one or more lenders with the consent of the administrative agent.  Great Plains Energy guarantees $12.5 million of this facility.  Under this facility, Strategic Energy may loan a maximum of $20 million to Great Plains Energy.  A default by Strategic Energy on other indebtedness, as defined in the facility, totaling more than $7.5 million is a default under the facility.  Under the terms of this agreement, Strategic Energy is required to maintain a minimum net worth of $75.0 million, a minimum fixed charge coverage ratio of at least 1.05 to 1.00 and a minimum debt service coverage ratio of at least 4.00 to 1.00, as those terms are defined in the agreement.  In addition, under the terms of this agreement, Strategic Energy is required to maintain a maximum funded indebtedness to EBITDA ratio, as defined in the agreement, of 3.00 to 1.00, on a quarterly basis through June 30, 2007, and 2.75 to 1.00 thereafter.  In the event of a breach of one or more of these four covenants, so long as no other default has occurred, Great Plains Energy may cure the breach through a cash infusion, a guarantee increase or a combination of the two.  At June 30, 2007, Strategic Energy was in compliance with these covenants.  At June 30, 2007, $36.6 million in letters of credit had been issued and there were no cash borrowings under the agreement.  At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the agreement.

8.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2007	2006
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$ -	$ 0.5
3.92%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%		-	225.0
6.50%	2011	150.0	150.0
5.85%	2017	250.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(3.6)	(1.6)
EIRR bonds
4.75% Series A & B	2015	106.0	105.2
4.75% Series D	2017	39.8	39.5
4.65% Series 2005	2035	50.0	50.0
Current liabilities
Current maturities		-	(225.5)
EIRR bonds classified as current		(145.8)	(144.7)
Total consolidated KCP&L excluding current maturities		855.2	607.2

Other Great Plains Energy
7.74% Affordable Housing Notes	2007-2008	0.9	0.9
4.25% FELINE PRIDES Senior Notes		-	163.6
Current maturities		(0.6)	(164.2)
Total consolidated Great Plains Energy excluding current maturities		$ 855.5	$ 607.5
* Weighted-average interest rates at June 30, 2007.

Effective Interest Rates on KCP&L’s Unsecured Notes at June 30, 2007
Interest rate swaps on KCP&L’s Series A, B and D EIRR bonds resulted in an effective interest rate of 6.32%.  As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s 6.05% Senior Notes is 5.78%.  During June 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the gain recognized in OCI on KCP&L’s 2006 Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s 5.85% Senior Notes is 5.72%.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
	(millions)
Consolidated KCP&L	$0.3	$0.5	$0.8	$1.0
Other Great Plains Energy	0.1	0.1	0.7	0.3
Total Great Plains Energy	$0.4	$0.6	$1.5	$1.3

EIRR Bonds Classified as Current Liabilities
KCP&L classified its 4.75% Series A, B and D EIRR bonds with maturity dates of 2015 and 2017 as current liabilities at June 30, 2007 and December 31, 2006.  The bonds must be remarketed by October 1, 2007.  If the bonds cannot be remarketed, KCP&L is obligated to either purchase or retire the bonds.  As a result, KCP&L classifies these bonds as current liabilities in accordance with Emerging Issues Task Force (EITF) D-61 “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements.”

9.	COMMON SHAREHOLDERS’ EQUITY

In 2006, Great Plains Energy entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock.  In April 2007, Great Plains Energy elected to terminate the forward sale agreement and settle it in cash.  Based on the difference between Great Plains Energy’s average stock price of $32.60 over the period used to determine the settlement and the then-applicable forward price of $25.58, Great Plains Energy paid $12.3 million to Merrill Lynch Financial Markets, Inc.

10.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.  The market value of plan assets is determined using a five-year average of assets.

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC that allow KCP&L to record the difference between pension costs under SFAS No. 87, “Employers’ Accounting for Pensions,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC.  In January 2007, the post-retirement plan was amended.  The change, reflected in the second quarter, increased the accumulated post-retirement benefit obligation by $19.5 million and will increase post-retirement expense by $2.9 million for 2007.  The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following tables provide the components of net periodic benefit costs prior to the effect of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2007	2006	2007	2006
Components of net periodic benefit cost	(millions)
Service cost	$4.7	$4.7	$0.3	$0.2
Interest cost	7.5	7.7	1.0	0.8
Expected return on plan assets	(7.5)	(8.2)	(0.2)	(0.2)
Prior service cost	1.1	1.1	0.7	-
Recognized net actuarial loss	8.9	8.0	0.1	0.2
Transition obligation	-	-	0.3	0.3
Settlement charge	-	7.5	-	-
Net periodic benefit cost before
regulatory adjustment	14.7	20.8	2.2	1.3
Regulatory adjustment	(2.2)	(7.7)	-	-
Net periodic benefit cost	$12.5	$13.1	$2.2	$1.3

	Pension Benefits		Other Benefits
Year to Date June 30	2007	2006	2007	2006
Components of net periodic benefit cost	(millions)
Service cost	$9.2	$9.4	$0.5	$0.4
Interest cost	14.9	15.4	1.8	1.5
Expected return on plan assets	(14.8)	(16.4)	(0.4)	(0.3)
Prior service cost	2.2	2.2	0.7	0.1
Recognized net actuarial loss	17.7	16.0	0.3	0.4
Transition obligation	-	-	0.6	0.6
Settlement and termination charge	-	7.5	0.3	-
Net periodic benefit cost before
regulatory adjustment	29.2	34.1	3.8	2.7
Regulatory adjustment	(4.2)	(15.3)	-	-
Net periodic benefit cost	$25.0	$18.8	$3.8	$2.7

11.	EQUITY COMPENSATION

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
Compensation expense	(millions)
Great Plains Energy	$1.5	$0.9	$2.6	$1.7
KCP&L	0.9	0.7	1.7	1.1
Income tax benefits
Great Plains Energy	0.6	0.3	1.0	0.4
KCP&L	0.3	0.3	0.6	0.3

Performance Shares
Performance share activity year to date June 30, 2007, is summarized in the following table.  Performance adjustment represents the number of performance shares ultimately paid that can vary from the number of shares initially granted depending on Company performance, based on internal and external measures, over stated performance periods.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	254,771	$29.56
Performance adjustment	(22,070)
Granted	123,542	32.00
Issued	(42,169)	30.27
Forfeited	(2,503)	31.96
Ending balance	311,571	30.36
* weighted-average

At June 30, 2007, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2007, was $32.87 and $32.00, respectively.  There was no activity for performance shares during the three months ended June 30, 2006.  The weighted-average grant-date fair value for shares granted year to date June 30, 2006 was $28.20.  At June 30, 2007, there was $4.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  No shares were issued during the three months ended June 30, 2007 and 2006.  The total fair value of shares issued year to date June 30, 2007 and 2006 was $1.3 million and $0.3 million, respectively.

Restricted Stock
Restricted stock activity year to date June 30, 2007, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	140,603	$29.75
Issued	344,527	31.97
Vested	(10,486)	30.09
Forfeited	(1,215)	28.81
Ending balance	473,429	31.36
* weighted-average

At June 30, 2007, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2007 was $32.87 and $31.97, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2006, was $28.81 and $28.22, respectively.  As of June 30, 2007, there was $8.7 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended was insignificant and $0.3 million year to date June 30, 2007.  No shares vested during the same periods in 2006.

12.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted		As Adjusted
Great Plains Energy	2007	2006	2007	2006
Current income taxes	(millions)
Federal	$16.5	$18.8	$6.1	$29.3
State	2.6	1.6	-	1.4
Total	19.1	20.4	6.1	30.7
Deferred income taxes
Federal	(6.0)	(0.2)	13.3	(13.7)
State	(1.2)	(0.1)	3.9	(4.2)
Total	(7.2)	(0.3)	17.2	(17.9)
Investment tax credit amortization	(0.3)	(0.7)	(0.7)	(1.5)
Total	$11.6	$19.4	$22.6	$11.3

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted		As Adjusted
Consolidated KCP&L	2007	2006	2007	2006
Current income taxes	(millions)
Federal	$16.9	$16.9	$11.4	$23.5
State	2.6	2.0	2.3	2.7
Total	19.5	18.9	13.7	26.2
Deferred income taxes
Federal	(2.0)	0.8	(0.8)	(0.9)
State	(0.1)	0.2	-	(0.1)
Total	(2.1)	1.0	(0.8)	(1.0)
Investment tax credit amortization	(0.3)	(0.7)	(0.7)	(1.5)
Total	$17.1	$19.2	$12.2	$23.7

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense		Income Tax Rate
Great Plains Energy		As Adjusted		As Adjusted
Three Months Ended June 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$13.1	$20.2	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	0.5	2.3	0.9
Amortization of investment tax credits	(0.3)	(0.7)	(1.0)	(1.3)
Federal income tax credits	(1.7)	(1.2)	(4.4)	(2.1)
State income taxes	0.5	0.9	1.4	1.6
Changes in uncertain tax positions, net	0.4	0.9	1.0	1.5
Other	(1.2)	(1.2)	(3.2)	(2.2)
Total	$11.6	$19.4	31.1%	33.4%

	Income Tax Expense		Income Tax Rate
Great Plains Energy		As Adjusted		As Adjusted
Year to Date June 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$25.1	$17.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.7	0.7	2.4	1.5
Amortization of investment tax credits	(0.7)	(1.5)	(1.0)	(3.1)
Federal income tax credits	(3.8)	(2.4)	(5.3)	(4.9)
State income taxes	2.2	(0.9)	3.1	(1.9)
Changes in uncertain tax positions, net	0.2	0.1	0.2	0.1
Other	(2.1)	(1.7)	(2.8)	(3.5)
Total	$22.6	$11.3	31.6%	23.2%

	Income Tax Expense		Income Tax Rate
Consolidated KCP&L		As Adjusted		As Adjusted
Three Months Ended June 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$18.7	$19.5	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	0.5	1.6	0.9
Federal income tax credits	(1.3)	-	(2.4)	-
Amortization of investment tax credits	(0.3)	(0.7)	(0.7)	(1.4)
State income taxes	1.4	1.3	2.5	2.4
Changes in uncertain tax positions, net	0.4	0.4	0.7	0.7
Parent company tax benefits	(1.5)	(1.1)	(2.8)	(2.0)
Other	(1.1)	(0.7)	(2.0)	(1.2)
Total	$17.1	$19.2	31.9%	34.4%

	Income Tax Expense		Income Tax Rate
Consolidated KCP&L		As Adjusted		As Adjusted
Year to Date June 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$17.7	$25.6	35.0%	35.0%
Differences between book and tax
depreciation not normalized	1.7	0.7	3.4	1.0
Federal income tax credits	(3.1)	-	(6.1)	-
Amortization of investment tax credits	(0.7)	(1.5)	(1.4)	(2.1)
State income taxes	1.3	1.7	2.6	2.4
Changes in uncertain tax positions, net	0.2	0.5	0.3	0.7
Parent company tax benefits	(3.2)	(2.2)	(6.3)	(3.0)
Other	(1.7)	(1.1)	(3.5)	(1.7)
Total	$12.2	$23.7	24.0%	32.3%

Deferred Income Taxes
Great Plains Energy’s deferred income taxes – current assets decreased $14.6 million primarily due to temporary differences resulting from changes in the fair value of Strategic Energy’s energy-related derivative instruments of $16.4 million.

Uncertain Tax Positions
In 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements with various additional disclosures required and is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  The total amount of unrecognized tax benefits at January 1, 2007, was $23.5 million of which $3.5 million would impact the effective tax rate, if recognized.  Consolidated KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.

The total amount of unrecognized tax benefits at January 1, 2007, was $21.6 million of which $1.6 million would impact the effective tax rate, if recognized.

In addition with the adoption of FIN No. 48, Great Plains Energy and consolidated KCP&L elected to make an accounting policy change to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  As of the date of adoption, Great Plains Energy and consolidated KCP&L had $6.4 million and $2.4 million, respectively, accrued for the payment of interest.  No amounts were accrued for penalties with respect to unrecognized tax benefits.  At June 30, 2007, Great Plains Energy and consolidated KCP&L had $7.2 million and $2.7 million, respectively, accrued for the payment of interest.

Subsequent to adoption, Great Plains Energy filed amended returns based on research and development tax credit studies completed for the 2000 through 2004 tax years.  This resulted in a release of unrecognized tax benefits of $2.2 million for both Great Plains Energy and consolidated KCP&L.  In addition, Great Plains Energy and consolidated KCP&L recognized an increase of $1.7 million in the liability for unrecognized tax benefits for year to date June 30, 2007.  At June 30, 2007, the total amount of uncertain tax benefits for Great Plains Energy and consolidated KCP&L was $23.0 million and $21.1 million, respectively.

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

It is reasonably possible that, as a result of a settlement agreement for the federal audit of the 2000 through 2003 tax years expected to be reached by June 2008, federal and state unrecognized tax benefits related primarily to the timing of tax deductions would be recognized by Great Plains Energy and consolidated KCP&L, as well as reversal of accrued interest for the relevant tax years.  As of the date of adoption, an estimate of the range of the reasonably possible recognition of unrecognized tax benefits, net of reversal of accrued interest, was $5 million to $7 million for Great Plains Energy and $7 million to $9 million for consolidated KCP&L.  At June 30, 2007, an estimate of the range of the reasonably possible recognition of unrecognized tax benefits, net of reversal of accrued interest, is $4 million to $6 million for Great Plains Energy and $6 million to $8 million for consolidated KCP&L.

13.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services.  These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L.  These costs totaled $3.2 million and $7.8 million for the three months ended and year to date June 30, 2007, respectively, and $5.1 million and $9.5 million for the same periods in 2006.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  At June 30, 2007, and December 31, 2006, consolidated KCP&L had a short-term intercompany payable to Services of $0.9 million and $2.5 million, respectively.  Also at June 30, 2007, and December 31, 2006, consolidated KCP&L had a long-term intercompany payable to Services of $6.2 million and $5.7 million, respectively, related to unrecognized pension expense.  At June 30, 2007, and December 31, 2006, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.6 million.

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

KCP&L seeks to use current environmental technology.  KCP&L conducts environmental audits designed to ensure compliance with governmental regulations.  At June 30, 2007, and December 31, 2006, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers water monitoring at one site.  The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid out.

Environmental-related legislation is continually introduced in Congress.  Such legislation typically includes various compliance dates and compliance limits.  The recent change in political control of both chambers in Congress increased the probability that legislation will be enacted to address global climate change and impose a national mandate to produce a set percentage of electricity from renewable forms of energy, such as wind.  Such legislation could have the potential for a significant financial impact on KCP&L, including the cost to install new pollution control equipment to achieve compliance.  KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.  KCP&L will continue to monitor proposed legislation.  The probability and impact of such legislation cannot be reasonably estimated at this time.

KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.

The following table contains current estimates of expenditures to comply with environmental laws and regulations described below.  The ultimate cost of these regulations could be significantly different from the amounts estimated.  The demand for environmental projects among utilities in the United States continues to present upward pressure on pricing and lead times for environmental control equipment, resulting in increases to the upper end of the estimated range from what was disclosed in Great Plains Energy’s and consolidated KCP&L’s 2006 Form 10-K.  KCP&L continues to refine its cost estimates detailed in the table below, which include accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan, and explore alternatives.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.  The table does not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement among KCP&L, Sierra Club and Concerned Citizens of Platte County.  Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  The potential capital costs of the Collaboration Agreement provisions relating to emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed below.  As well, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions under the Collaboration Agreement cannot be reasonably estimated at this time.

KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Estimated Required										Estimated
Environmental Expenditures	Missouri			Kansas			Total			Timetable
	(millions)
CAIR	$406	-	1,017		$-		$406	-	1,017	2006 - 2015
Incremental BART		-		278	-	610	278	-	610	2006 - 2017
Incremental CAMR	11	-	15	5	-	6	16	-	21	2008 - 2018
Estimated required environmental expenditures	$417	-	1,032	$283	-	616	$700	-	1,648

Expenditure estimates provided in the table above include, but are not limited to, the accelerated environmental upgrade expenditures included in KCP&L’s Comprehensive Energy Plan as disclosed in Great Plains Energy’s and consolidated KCP&L’s 2006 Form 10-K.  These expenditures are expected to reduce SO2, NOx, mercury and air particulate matter emissions.  The table above has been adjusted from what was disclosed in Great Plains Energy’s and consolidated KCP&L’s 2006 Form 10-K to remove approximately $41 million for the first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, which was completed and placed into service during the second quarter of 2007.

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

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed.  The final CAIR rule establishes a market-based cap-and-trade program.  Missouri has approved a State Implementation Plan (SIP), which includes an emission allowance allocation mechanism, and is awaiting EPA’s approval of the SIP.  Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year, with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states.  KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements.  At June 30, 2007, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 122,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.

Analysis of the final CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  The timing and necessity of the installation of such control equipment is currently being developed, and as required by the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, a study will be completed in 2008 to assess potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units.  As discussed below, some of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri.  The CAIR suggests that states that meet the CAIR requirements through installation of environmental control equipment may also meet BART requirements for individual sources.  Missouri has included this understanding as part of its CAIR SIP.  Depending on the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.   Kansas is not a CAIR state and therefore BART will impact LaCygne Nos. 1 and 2.  KCP&L is in discussions with the Kansas Department of Health and Environment (KDHE) and anticipates submitting a BART analysis for LaCygne Station in 2007.  States must submit a BART implementation plan in 2007 with required emission controls.  In the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, KCP&L agreed to seek, through the BART regulation process, a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act.  The rule established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases.  The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants.  Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART.  The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants.  When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.  Both Missouri and Kansas have approved the SIPs implementing the CAMR cap-and-trade program and are awaiting EPA’s approval of the rules.

Facilities will demonstrate compliance with the standard by holding allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among facilities nationwide.  Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance.  While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018.  Management expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap.  During the ensuing years, management will closely monitor advances in technology for removal of mercury from Powder River Basin (PRB) coal and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date.  KCP&L participated in the Department of Energy (DOE) National Energy Technology Laboratory project to investigate control technology options for mercury removal from coal-fired plants burning sub-bituminous coal.

Carbon Dioxide
Many bills concerning CO2 are being debated in the U.S. Congress.  There are various compliance dates and nationwide caps stipulated in the bills.  These bills have the potential for a significant financial impact on KCP&L in connection with achieving compliance with the proposed new nationwide limits.  However, the financial consequences to KCP&L cannot be determined until final legislation is passed.  Management will continue to monitor the progress of these bills.

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

Ozone
In June 2007, the Missouri Department of Natural Resources (MDNR) and KDHE submitted to EPA for approval their respective maintenance plans for the control of ozone for the Kansas City area.  As part of the SIP requirements, contingency control measures were included.  These measures would go into effect only if associated triggers (such as a violation of the eight-hour ozone standard) occur.  It is anticipated the proposed controls for CAIR and BART will provide the required contingency control measures at KCP&L’s generation facilities.

In June 2007, monitor data indicated that the Kansas City area violated the eight-hour ozone national ambient air quality standard.  The monitor data must be quality-assured and provided to EPA before the violation will be confirmed and for EPA to respond to the violation.  Upon quality assurance of the monitoring data, Missouri and Kansas will implement the responses established in the maintenance plans for control of ozone, upon approval by EPA.  The responses in both states do not require additional controls at KCP&L’s generation facilities beyond the currently proposed controls for CAIR and BART.  EPA has various options over and above the implementation of the maintenance plans for control of ozone to address a confirmed violation.  These options include, but are not limited to, designating the area “non-attainment” and requiring a new regulatory plan to reduce emissions or leaving the designation unchanged, but still requiring a new regulatory plan.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations, but the EPA’s response could have a significant impact on Great Plains Energy's and consolidated KCP&L's results of operations and financial position.  Management will continue to monitor the response and be involved in any regulatory developments to the extent possible.

Also in June 2007, EPA issued a proposal for comment to reduce the existing eight-hour ozone national ambient air quality standard.  The proposal recommends an ozone standard within a range of 0.07 to 0.075 parts per million (ppm).  EPA also is taking comments on alternative standards within a range from 0.06 ppm up to the level of the current eight-hour ozone standard, which is 0.08 ppm.  The Kansas City area may have difficulty attaining a revised standard in the future.  EPA will take public comment for 90 days and issue final standards by March 12, 2008.  Although it is difficult to determine the ultimate impact of the proposal at this time, it could have a significant impact on Great Plains Energy's and consolidated KCP&L's results of operations and financial position.  Management will continue to monitor proposed revisions to the standard.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to MDNR in June 2007.  MDNR will conduct its own BACT analysis and determine the final emission limit.  Although KCP&L believes the emission limit submitted is a BACT limit and it can be achieved by the currently proposed emission control equipment, MDNR may ultimately determine a BACT limit for sulfuric acid mist that could require additional control equipment.  The above table does not reflect the potential costs for additional controls that may be required to meet such a determination.  If MDNR does make such a determination, KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve compliance.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  Section 316(b) of the Act applies to certain existing power producing facilities that employ cooling water intake structures that withdraw 50 million gallons or more per day from lakes and rivers and use 25% or more of that water for cooling purposes.  EPA had previously issued regulations that required KCP&L to conduct demonstration studies regarding the impact of its generating facilities’ intake structures on aquatic life that were expected to cost a total of $1.2 million to $2.0 million.  In July 2007, EPA suspended many of those regulations and indicated it will consider further rulemaking on this matter.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations.  Management will monitor any subsequent rulemaking.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could adversely affect KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Contractual Obligations
Great Plains Energy’s and consolidated KCP&L’s contractual obligations for KCP&L’s Comprehensive Energy Plan were $429.0 million for the remainder of 2007 and $471.8 million, $139.0 million and $12.5 million for the years 2008 through 2010, respectively.  Great Plains Energy’s and consolidated KCP&L’s other contractual obligations have not significantly changed outside of the ordinary course of business at June 30, 2007, compared to December 31, 2006.

15.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  A procedural schedule was issued by the STB in May 2007, directing KCP&L and Union Pacific to submit reply evidence on August 20, 2007.  Given this expedited schedule, the STB has indicated it may issue a final decision on this rate complaint in the fourth quarter of 2007.  Until the case is decided, KCP&L is paying the higher tariff rates subject to refund.

Hawthorn No. 5 Insurance Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers

filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union, and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri.  Travelers seeks recovery of $10 million that KCP&L recovered through subrogation litigation.  Management is unable to predict the outcome of this case.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in Federal District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System” and seeking unspecified monetary damages and injunctive relief.  This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection.  In March 2006, KCP&L filed a response and denied infringing the patent.  KCP&L counterclaimed for a declaration that the patent is invalid and not infringed.  Emergis responded to KCP&L’s counterclaims in April 2006.  Court ordered mediation occurred in July 2006, but the case was not resolved.  Management does not expect the outcome of this case to have a significant impact on Great Plains Energy's or consolidated KCP&L's results of operations and financial position.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty other similar cases are pending before that court.  A handful of the cases have received damages awards, most of which are on appeal now.  The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court.  Another Federal court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.  KCP&L management cannot predict the outcome of this case.

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania.  The plaintiffs purportedly represent the interests of certain customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for a certain product in Pennsylvania.  The complaint seeks monetary damages alleged to be in excess of $25,000, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy.  In response to Strategic Energy’s preliminary objections, plaintiffs filed an amended complaint in July 2006, and Strategic Energy filed its preliminary objections in July 2007.  Plaintiff’s counsel recently notified Strategic Energy that they intend to activate the litigation.  Management is unable to predict the outcome of this case.

Texas Customer Dispute
In February 2006, a customer in Texas that procures electricity for schools notified Strategic Energy that it had selected another provider for its school members during the time it was under contract with Strategic Energy.  Strategic Energy exercised it rights under the agreement for breach.  In June 2006, Strategic Energy received a notice of demand for arbitration from the customer pursuant to the agreement.  In July 2007, the parties settled this matter.  The final agreement will not have a material impact on the Company’s financial position or results of operations.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September

2003 in the St. Louis County, Missouri Circuit Court.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit, alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District.  In May 2006, the Court of Appeals affirmed the judgment.  In July 2006, Weinstein filed an application for transfer of this case to the Missouri Supreme Court, which was granted.  Oral arguments were presented to the Supreme Court in December 2006.  In May 2007, the Missouri Supreme Court reversed the summary judgment and remanded the case to the trial court.  A $15 million reserve was recorded in 2001 for this matter.

16.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has two reportable segments based on its method of internal reporting, which generally segregates the reportable segments based on products and services, management responsibility and regulation.  The two reportable business segments are KCP&L, an integrated, regulated electric utility, and Strategic Energy, a competitive retail electricity supplier.  Other includes HSS, Services, all KLT Inc. activity other than Strategic Energy, unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to all of the reportable segments.  For segment reporting, each segment’s income taxes include the effects of allocating holding company tax benefits.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
June 30, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$319.1	$485.5	$-	$804.6
Depreciation and amortization	(43.8)	(2.1)	-	(45.9)
Interest charges	(16.7)	(0.7)	(0.5)	(17.9)
Income taxes	(17.1)	4.1	1.4	(11.6)
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	36.5	(6.5)	(4.4)	25.6

As Adjusted
Three Months Ended		Strategic		Great Plains
June 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$290.9	$351.2	$-	$642.1
Depreciation and amortization	(37.3)	(2.0)	-	(39.3)
Interest charges	(15.0)	(0.6)	(2.2)	(17.8)
Income taxes	(19.2)	(2.7)	2.5	(19.4)
Loss from equity investments	-	-	(0.3)	(0.3)
Net income (loss)	36.6	4.2	(2.4)	38.4

Year to Date		Strategic		Great Plains
June 30, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$574.8	$894.1	$-	$1,468.9
Depreciation and amortization	(86.8)	(4.1)	-	(90.9)
Interest charges	(34.9)	(1.5)	(3.2)	(39.6)
Income taxes	(12.2)	(13.8)	3.4	(22.6)
Loss from equity investments	-	-	(0.7)	(0.7)
Net income (loss)	38.6	20.6	(10.2)	49.0

As Adjusted
Year to Date		Strategic		Great Plains
June 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$531.3	$670.0	$-	$1,201.3
Depreciation and amortization	(74.3)	(3.9)	-	(78.2)
Interest charges	(29.9)	(0.9)	(4.3)	(35.1)
Income taxes	(23.7)	7.2	5.2	(11.3)
Loss from equity investments	-	-	(0.6)	(0.6)
Net income (loss)	49.6	(6.7)	(5.6)	37.3

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
June 30, 2007	(millions)
Assets	$4,030.6	$490.1	$55.5	$4,576.2
Capital expenditures (a)	194.7	2.1	-	196.8
December 31, 2006
Assets	$3,858.0	$459.6	$18.1	$4,335.7
Capital expenditures (a)	476.0	3.9	0.2	480.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment.  Other includes HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

Three Months Ended			Consolidated
June 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$319.1	$-	$319.1
Depreciation and amortization	(43.8)	-	(43.8)
Interest charges	(16.7)	-	(16.7)
Income taxes	(17.1)	-	(17.1)
Net income	36.5	-	36.5

As Adjusted
Three Months Ended			Consolidated
June 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$290.9	$-	$290.9
Depreciation and amortization	(37.3)	-	(37.3)
Interest charges	(15.0)	-	(15.0)
Income taxes	(19.2)	-	(19.2)
Net income	36.6	-	36.6

Year to Date			Consolidated
June 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$574.8	$-	$574.8
Depreciation and amortization	(86.8)	-	(86.8)
Interest charges	(34.9)	-	(34.9)
Income taxes	(12.2)	-	(12.2)
Net income (loss)	38.6	(0.1)	38.5

As Adjusted
Year to Date			Consolidated
June 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$531.3	$-	$531.3
Depreciation and amortization	(74.3)	-	(74.3)
Interest charges	(29.9)	-	(29.9)
Income taxes	(23.7)	-	(23.7)
Net income	49.6	-	49.6

			Consolidated
	KCP&L	Other	KCP&L
June 30, 2007	(millions)
Assets	$4,030.6	$1.6	$4,032.2
Capital expenditures (a)	194.7	-	194.7
December 31, 2006
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures (a)	476.0	-	476.0
(a) Capital expenditures reflect year to date amounts for the periods presented.
17.	DERIVATIVE INSTRUMENTS

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

Cash Flow Hedges - Forward Starting Swaps
In 2006, KCP&L entered into two Forward Starting Swaps (FSS) to hedge against interest rate fluctuations on the $250.0 million 10-year long-term debt that KCP&L issued in the second quarter of 2007.  The FSS settled simultaneously with the issuance of the long-term fixed rate debt.  The FSS removed most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be.  The FSS were accounted for as a cash flow hedge and no ineffectiveness was recorded on the FSS.  A pre-tax gain of $3.3 million on the FSS was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.

Cash Flow Hedges - Treasury Locks
In 2007, GPE entered into three T-Locks to hedge against interest rate fluctuations on the U.S.

Treasury rate component on future issuances of long-term debt.  The T-Locks will settle simultaneously with the issuance of the long-term fixed rate debt.  The T-Locks remove the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling GPE to predict with greater assurance what its future interest costs on that debt will be.  The T-Locks are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  No ineffectiveness has been recorded on the T-Locks.  The pre-tax gain or loss on the T-Locks recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on future issuances of long-term debt.  In the first quarter of 2007, the T-Lock expired with no corresponding debt issuance.  The $0.2 million gain recorded in OCI at December 31, 2006, and the first quarter fair value loss of $0.1 million was reclassified to interest expense as cash flow ineffectiveness.

In 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued.  The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt.  The T-Locks removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be.  The T-Locks were accounted for as cash flow hedges and no ineffectiveness was recorded on the T-Locks.  A pre-tax gain of $12.0 million on the T-Locks was recorded to OCI and is being reclassified to interest expense over the life of the issued 30-year debt.  At June 30, 2007, KCP&L had $11.3 million recorded in OCI for the 2005 T-Locks.

Cash Flow Hedges - Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  As of June 30, 2007, KCP&L had hedged 66% and 9% of its 2007 and 2008 projected natural gas usage for retail load and firm MWh sales, respectively, primarily by utilizing fixed forward physical contracts and financial calls.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.  KCP&L did not record any gains or losses due to ineffectiveness during the three months ended and year to date June 30, 2007 and 2006.

KCP&L has entered into an economic hedge (non-hedging derivative) that does not qualify for cash flow hedge accounting.  The change in the fair value of this derivative instrument recorded as a component of electric revenues was a gain of $0.4 million for both the three months ended and year to date June 30, 2007.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility.  Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.5 years at both June 30, 2007, and December 31, 2006.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power.  When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power expense.  Purchased power expense for the three months ended and year to date June 30, 2007, includes a loss of $7.7 million and a gain of $21.6 million, respectively, due to ineffectiveness of the cash flow hedges, and a $3.4 million and $14.0 million loss for the same periods of 2006.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting.  The changes in the fair value of these derivative instruments recorded as a component of purchased power expense were a loss of $9.8 million and a gain of $1.4 million for the three months ended June 30, 2007 and 2006, respectively, and a $18.2 million gain and $23.9 million loss year to date June 30, 2007 and 2006, respectively.

The fair value of non-hedging derivatives at June 30, 2007, also includes certain forward contracts at Strategic Energy that were amended during 2005.  Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133.  As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle.  For the three months ended June 30, 2007 and 2006, Strategic Energy amortized $0.1 million and $0.9 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  Year to date June 30, 2007 and 2006, Strategic Energy amortized $0.4 million and $4.6 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008.  After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	June 30		December 31
	2007		2006
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$298.1	$(13.4)	$477.5	$(38.9)
Non-hedging derivatives	96.3	(5.3)	37.1	(6.8)
Forward contracts
Cash flow hedges	1,077.2	10.1	871.5	(69.7)
Non-hedging derivatives	330.8	(8.2)	250.7	(24.8)
Anticipated debt issuance
Forward starting swap	-	-	225.0	(0.4)
Treasury lock	350.0	(0.1)	77.6	0.2
Interest rate swaps
Fair value hedges	146.5	(0.6)	146.5	(1.8)
Consolidated KCP&L
Swap contracts
Cash flow hedges	5.9	0.6	-	-
Forward contracts
Cash flow hedges	5.7	(0.5)	6.1	(0.5)
Non-hedging derivatives	3.4	0.4	-	-
Anticipated debt issuance
Forward starting swap	-	-	225.0	(0.4)
Interest rate swaps
Fair value hedges	146.5	(0.6)	146.5	(1.8)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	June 30	December 31	June 30	December 31
	2007	2006	2007	2006
	(millions)
Current assets	$16.0	$12.7	$14.8	$12.0
Other deferred charges	26.9	1.7	-	-
Other current liabilities	(32.1)	(56.3)	(0.5)	(1.3)
Deferred income taxes	(3.4)	32.1	(5.4)	(4.0)
Other deferred credits	(1.4)	(35.3)	-	-
Total	$6.0	$(45.1)	$8.9	$6.7

Great Plains Energy’s accumulated OCI in the table above at June 30, 2007, includes a loss of $29.9 million that is expected to be reclassified to expenses over the next twelve months.  Consolidated KCP&L’s accumulated OCI includes an insignificant amount that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
Great Plains Energy	(millions)
Purchased power expense	$16.4	$7.5	$38.3	$16.6
Interest expense	(0.1)	(0.2)	(0.2)	(0.2)
Income taxes	(6.6)	(3.0)	(15.5)	(6.9)
OCI	$9.7	$4.3	$22.6	$9.5
Consolidated KCP&L
Interest expense	$(0.1)	$(0.2)	$(0.2)	$(0.2)
Income taxes	-	0.1	0.1	0.1
OCI	$(0.1)	$(0.1)	$(0.1)	$(0.1)

18.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly owned electric utility plants at June 30, 2007, is detailed in the following table.

	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2
	Unit	Units	Unit	Unit
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%

Utility plant in service	$1,379.6	$391.0	$273.9	$-
Accumulated depreciation	745.9	258.3	197.2	-
Nuclear fuel, net	52.6	-	-	-
Construction work in progress	28.8	1.1	57.3	152.1
KCP&L's 2007 accredited capacity-MWs	548	709	460 (a)	-
(a)The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 460 MWs from 469 MWs until the air quality control equipment included in the Comprehensive Energy Plan is operational.

Each owner must fund its own portion of the plant's operating expenses and capital expenditures.  KCP&L’s share of direct expenses is included in the appropriate operating expense classifications in Great Plains Energy’s and consolidated KCP&L’s financial statements.

19.	NEW ACCOUNTING STANDARDS

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This statement provides companies with an option to report selected financial assets and liabilities at fair value, with changes in fair value recorded in earnings.  The statement is effective for Great Plains Energy and consolidated KCP&L January 1, 2008, with earlier application permitted in certain circumstances.  Management is currently evaluating the impact of SFAS No. 159 and has not yet determined the impact on Great Plains Energy’s and consolidated KCP&L’s consolidated financial statements.

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

Executive Summary
At KCP&L, both retail and wholesale revenues were higher for the three months ended June 30, 2007, compared to the same period last year; however, outages at base load generating units during the second quarter of 2007 led to increased purchased power expense.  Retail revenues were higher year to date June 30, 2007, compared to the same period last year; however, outages at base load generating units during the first half of 2007 led to increased use of natural gas, increased purchased power expense and increased maintenance expense.  For both the three months ended and year to date June 30, 2007, KCP&L experienced higher pension costs due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007, and higher depreciation expense.

On May 9, 2007, KCP&L experienced a pipe rupture at Iatan No. 1 which resulted in two fatalities.  The repair and precautionary work on Iatan No. 1 resulted in an 18-day outage.  An Occupational Safety and Health Administration (OSHA) investigation is on-going and expected to be completed before the end of the year.  Management is unable to predict the outcome of this investigation.

At Strategic Energy, average retail gross margin per MWh for the three months ended June 30, 2007, decreased compared to the same period last year primarily due to the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Average retail gross margins per MWh without the impact of unrealized fair value gains and losses on energy contracts decreased primarily due to the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment, lower SECA recoveries and the absence of settlements of supplier contracts.

Average retail gross margin per MWh year to date June 30, 2007, increased compared to the same period last year primarily due to the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Average retail gross margins per MWh without the impact of unrealized fair value gains and losses on energy contracts decreased primarily due to increased purchased power expense associated with a resettlement attributable to under-reported deliveries to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations, the disposition of previously-acquired power at lower than contracted prices and the absence of settlements of supplier contracts.  Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Anticipated Acquisition of Aquila, Inc.
In February 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first quarter of 2008.  In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy.  These filings are expected to be updated in August 2007 and orders are expected in the first quarter of 2008.  In May 2007, Great Plains Energy filed a registration statement with the SEC including a joint proxy (which was amended in June 2007) with Aquila for the Great Plains Energy and Aquila special shareholder meetings expected to occur in late third quarter or early fourth quarter of 2007.  In May 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC for approval of the transactions.  Various parties have submitted protests to the FERC application.  Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications in July 2007 relating to the acquisition of Aquila by Great Plains Energy.  The thirty-day initial waiting period will expire on August 27, 2007, unless the period is terminated earlier or extended.  Development of an integration plan is underway.  See Note 2 to the consolidated financial statements for additional information.

EXECUTING ON STRATEGIC INTENT

KCP&L’s Comprehensive Energy Plan
KCP&L continues to execute on its Comprehensive Energy Plan.  The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, was completed and placed into service during the second quarter of 2007.  Environmental upgrades at Iatan No. 1 are currently underway and completion is scheduled for the second half of 2008.  Construction of Iatan No. 2 is on-going and on schedule for completion in 2010.  The stack has been completed, water pipes have been laid, and foundations for the turbine, boiler and pulverizer are currently in process.

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties and KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions.  Under the Collaboration Agreement, KCP&L will, among other things, pursue increasing its wind generation capacity by 100 MW by year-end 2010 and another 300 MW by year-end 2012, subject to regulatory approval.  In April 2007, KCP&L issued a request for proposals to develop this wind generation in Missouri and/or Kansas.  The request is an outgrowth of commitments under the Comprehensive Energy Plan.  See Notes 6 and 14 to the consolidated financial statements for additional information.

KCP&L Regulatory Proceedings
On February 1, 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%, which, if approved, would take effect January 1, 2008.  Evidentiary hearings on this case have been scheduled for October 2007, with a decision expected in December 2007.  On March 1, 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million or 10.8%, along with a proposed energy cost adjustment clause, which, if approved, would take effect January 1, 2008.  Evidentiary hearings on this case have been scheduled for September 2007, with a decision expected in December 2007.  The rate increases were filed in order to help recover costs of air quality improvement investments included in KCP&L’s Comprehensive Energy Plan as well as higher fuel and other operational costs.

In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to over 506,000 customers in the states of Missouri and Kansas.  KCP&L has continued to experience modest load growth.  Load growth consists of higher usage per customer and the addition of new customers.  Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Less than 1% of revenues currently include an automatic fuel adjustment provision.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of KCP&L’s base load capacity.  KCP&L defers operations and maintenance expenses incurred for scheduled refueling outages and amortizes these expenses evenly (monthly) over the unit’s 18 month operating cycle until the next scheduled outage.  Replacement power costs during refueling outages are expensed as incurred.  The next refueling outage is scheduled to begin in March 2008.

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

Strategic Energy provides services to approximately 108,500 commercial, institutional and small manufacturing accounts (for approximately 26,700 customers) including numerous Fortune 500 companies, smaller companies and governmental entities.  Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-

based and month-to-month renewal products.  Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates was 40% for the three months ended and 47% year to date June 30, 2007.  The corresponding volume-based customer retention rates including month-to-month customers on market-based rates was 49% and 57%, respectively.  These retention rates are lower than the typical rates experienced by Strategic Energy, reflecting Strategic Energy's decision not to renew two large customer accounts.  Absent these two accounts, retention rates would have been in line with those experienced in the first quarter of 2007.

Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates.  In these states, Strategic Energy continues to experience improvement in certain key metrics, including forecasted future MWh commitments (backlog) growth.  Total backlog grew to 36.7 million MWh at June 30, 2007, compared to 25.7 million MWh at June 30, 2006.  Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 10.3 million MWh for the remainder of 2007, 13.4 million MWh and 6.1 million MWh for the years 2008 and 2009, respectively, and 6.9 million MWh over the years 2010 through 2012.  Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers.  Strategic Energy’s projected MWh deliveries for 2007 are in the range of 18 million to 22 million MWhs.

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

RELATED PARTY TRANSACTIONS

See Note 13 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
	(millions)
Operating revenues	$804.6	$642.1	$1,468.9	$1,201.3
Fuel	(57.9)	(55.3)	(110.6)	(101.8)
Purchased power	(502.5)	(337.9)	(860.4)	(668.8)
Other operating expenses	(144.0)	(131.9)	(298.3)	(257.7)
Skill set realignment costs	-	(5.1)	-	(14.5)
Depreciation and amortization	(45.9)	(39.3)	(90.9)	(78.2)
Gain on property	-	0.7	-	0.6
Operating income	54.3	73.3	108.7	80.9
Non-operating income and expenses	1.1	2.6	3.2	3.4
Interest charges	(17.9)	(17.8)	(39.6)	(35.1)
Income taxes	(11.6)	(19.4)	(22.6)	(11.3)
Loss from equity investments	(0.3)	(0.3)	(0.7)	(0.6)
Net income	25.6	38.4	49.0	37.3
Preferred dividends	(0.5)	(0.4)	(0.9)	(0.8)
Earnings available for common shareholders	$25.1	$38.0	$48.1	$36.5

In December 2006, Great Plains Energy and consolidated KCP&L adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” and retrospectively adjusted prior periods.  FSP No. AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities.  Prior to adoption, KCP&L utilized the accrue-in-advance method for incremental costs to be incurred during scheduled Wolf Creek refueling outages.  KCP&L adopted the deferral method to account for operations and maintenance expenses incurred for scheduled refueling outages to be amortized evenly (monthly) over the unit’s 18 month operating cycle until the next scheduled outage.  Replacement power costs during the outage are expensed as incurred.  See Note 5 to the consolidated financial statements for additional information.

Three Months Ended June 30, 2007, Compared to June 30, 2006
Great Plains Energy’s earnings for the three months ended June 30, 2007, decreased to $25.1 million, or $0.29 per share, from earnings of $38.0 million, or $0.49 per share, in the same period in 2006.

Consolidated KCP&L’s net income remained relatively unchanged for the three months ended June 30, 2007, compared to the same period in 2006.  Increased retail and wholesale revenues were offset by increased purchased power expense due to outages at KCP&L’s base load generating units, including the 18-day unplanned outage at Iatan No. 1, increased pension expense and increased amortization per 2006 rate orders as well as increased depreciation related to the Spearville Wind Energy Facility.

Strategic Energy had a net loss of $6.5 million for the three months ended June 30, 2007, compared to $4.2 million of net income for the same period in 2006 due to the impact of a $9.2 million after-tax decrease in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.

Year to Date June 30, 2007, Compared to June 30, 2006
Great Plains Energy’s earnings year to date June 30, 2007, increased to $48.1 million, or $0.57 per share, from $36.5 million, or $0.48 per share, in the same period in 2006.

Consolidated KCP&L’s net income decreased $11.1 million year to date June 30, 2007, compared to the same period in 2006.  A scheduled maintenance outage which was extended by several days at Iatan No. 1 during the first quarter of 2007 and outages at KCP&L’s base load generating units during the first and second quarter of 2007, including the unplanned outage at Iatan No. 1, led to increased fuel, purchased power and maintenance expense.  Additionally, pension expense, depreciation and amortization and interest expense increased.  These decreases to net income were partially offset by an increase in retail revenue and the absence of skill set realignment costs.

Strategic Energy had net income of $20.6 million year to date June 30, 2007, compared to a $6.7 million net loss in the same period in 2006.  This change is primarily due to the impact of a $45.9 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  This increase was partially offset by increased purchased power expense due to a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment.  Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

The decrease in other non-regulated activities year to date June 30, 2007, compared to the same period in 2006, is primarily attributable to a decline in available tax credits from affordable housing investment and overall higher expenses at the holding company primarily due to $3.4 million of transition costs related to the anticipated acquisition of Aquila.

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

	Three Months Ended		Year to Date
	June 30		June 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
	(millions)
Operating revenues	$319.1	$290.9	$574.8	$531.3
Fuel	(57.9)	(55.3)	(110.6)	(101.8)
Purchased power	(22.7)	(8.6)	(39.1)	(13.7)
Other operating expenses	(124.6)	(116.3)	(255.1)	(227.0)
Skill set realignment costs	-	(4.9)	-	(14.2)
Depreciation and amortization	(43.8)	(37.3)	(86.8)	(74.3)
Gain on property	-	0.7	-	0.6
Operating income	70.1	69.2	83.2	100.9
Non-operating income and expenses	0.2	1.6	2.4	2.3
Interest charges	(16.7)	(15.0)	(34.9)	(29.9)
Income taxes	(17.1)	(19.2)	(12.2)	(23.7)
Net income	$36.5	$36.6	$38.5	$49.6

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2007	2006	Change	2007	2006	Change
Retail revenues	(millions)			(millions)
Residential	$102.1	$97.9	4	$188.8	$170.2	11
Commercial	124.3	115.0	8	228.3	207.5	10
Industrial	28.0	26.7	5	51.7	48.9	6
Other retail revenues	2.4	2.2	9	4.9	4.4	10
Total retail	256.8	241.8	6	473.7	431.0	10
Wholesale revenues	58.5	46.2	27	92.7	93.7	(1)
Other revenues	3.8	2.9	31	8.4	6.6	29
Consolidated KCP&L revenues	$319.1	$290.9	10	$574.8	$531.3	8

	Three Months Ended			Year to Date
	June 30%			June 30%
	2007	2006	Change	2007	2006	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,235	1,305	(5)	2,527	2,463	3
Commercial	1,865	1,835	2	3,663	3,537	4
Industrial	549	555	(1)	1,055	1,064	(1)
Other retail MWh sales	25	20	12	48	42	11
Total retail	3,674	3,715	(1)	7,293	7,106	3
Wholesale MWh sales	1,362	1,078	26	2,248	2,182	3
KCP&L electric MWh sales	5,036	4,793	5	9,541	9,288	3

Retail revenues increased $15.0 million for the three months ended and $42.7 million year to date June 30, 2007, compared to the same periods in 2006 primarily due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  For the three months ended June 30, 2007, these increases in retail revenues were partially offset by unfavorable weather in 2007, with a 29% decrease in cooling degree days.

Wholesale revenues increased $12.3 million for the three months ended June 30, 2007, compared to the same period in 2006 due to a 26% increase in wholesale MWh sales slightly offset by a 7% decrease in the average market price per MWh to $43.09.  Wholesale revenues were relatively unchanged year to date June 30, 2007, compared to the same period in 2006.  In the first quarter of 2007, wholesale MWh sales decreased 20% as a result of a 3% decrease in MWhs generated due to planned and unplanned plant outages as well as an increase in retail load.  Additionally, wholesale revenues year to date were also impacted by a 14% decrease in the average market price per MWh to $41.91 primarily due to lower gas prices in early 2007.

Consolidated KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	June 30%			June 30%
	2007	2006	Change	2007	2006	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	3,440	3,471	(1)	6,597	6,878	(4)
Nuclear	1,215	1,215		2,423	2,425	-
Natural gas and oil	190	175	9	244	176	39
Wind	64	-	N/A	137	-	N/A
Total Generation	4,909	4,861	1	9,401	9,479	(1)

KCP&L’s coal base load equivalent availability factor decreased to 74% and 72% for the three months ended and year to date June 30, 2007, respectively, from 80% for the same periods in 2006 primarily due to outages at base load generating units.

Fuel expense increased $2.6 million for the three months ended June 30, 2007, compared to the same period in 2006 due to higher coal and coal transportation costs and higher natural gas prices.  Fuel expense increased $8.8 million year to date June 30, 2007, compared to the same period in 2006 despite a 1% decrease in net MWhs generated.  This increase in fuel expense was primarily due to more natural gas in the fuel mix, which has higher cost compared to other fuel types, driven by less coal generation due to planned and unplanned plant outages.  Higher coal and coal transportation costs and higher natural gas prices also contributed to the increased fuel expense year to date June 30, 2007.

Purchased power expense increased $14.1 million for the three months ended June 30, 2007, compared to the same period in 2006 primarily due to a 188% increase in MWh purchases to support MWh sales commitments under firm contracts due to the impact of outages at base load generating units.  Purchased power expense increased $25.4 million year to date June 30, 2007, compared to the same period in 2006 primarily due to a 203% increase in MWh purchases to support increased retail load and MWh sales commitments under firm contracts due to the impact of planned and unplanned plant outages on net MWhs generated.

Consolidated KCP&L Other Operating Expenses (including operating expenses – KCP&L, maintenance, general taxes and other)
Consolidated KCP&L's other operating expenses increased $8.3 million for the three months ended June 30, 2007, compared to the same period in 2006 primarily due to the following:

•	increased pension expense of $4.8 million primarily due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•	increased plant operations expenses of $1.8 million primarily due to unplanned outages,

•	increased labor expenses of $1.2 million primarily due to filling open positions subsequent to the skill set realignment process,

•
increased transmission expenses of $2.0 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and increased Southwest Power Pool, Inc. (SPP) fees and

•	increased gross receipts tax expense of $0.9 million due to the increase in revenues.

Partially offsetting the increase in other operating expenses was decreased incentive compensation expense of $5.4 million.

Consolidated KCP&L’s other operating expenses increased $28.1 million year to date June 30, 2007, compared to the same period in 2006 primarily due to the following:

•	increased pension expenses of $9.7 million due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•	increased plant operations and maintenance expenses of $9.1 million primarily due to planned and unplanned outages and the addition of the Spearville Wind Energy Facility in the third quarter of 2006,

•	increased labor expense of $2.0 million primarily due to filling open positions subsequent to the skill set realignment process,

•	increased transmission expenses of $3.5 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and increased SPP fees,

•	increased gross receipts tax expense of $1.9 million due to the increase in revenues and

•	increased employee-related expenses of $1.2 million.

Partially offsetting the increase in other operating expenses was decreased incentive compensation expense of $4.7 million.

Consolidated KCP&L Depreciation and Amortization
Consolidated KCP&L’s depreciation and amortization costs increased $6.5 million for the three months ended and $12.5 million year to date June 30, 2007, compared to the same periods in 2006 primarily due to additional amortization pursuant to 2006 rate case orders of $3.0 million for the three months ended and $5.9 million year to date June 30, 2007.  Additionally, depreciation increased $1.8 million and $3.6 million for the three months ended and year to date June 30, 2007, due to wind generation assets placed in service in the third quarter of 2006.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges increased $1.7 million and $5.0 million for the three months ended and year to date June 30, 2007, respectively, compared to the same periods in 2006, primarily due to an increase in commercial paper borrowings.

Consolidated KCP&L Income Taxes
Consolidated KCP&L’s income taxes decreased $2.1 million for the three months ended and $11.5 million year to date June 30, 2007, compared to the same periods in 2006 due to a decrease in pre-tax income.  Additionally, KCP&L recognized wind credits in the amount of $1.3 million for the three months ended and $2.7 million year to date June 30, 2007, for generation at the Spearville Wind Energy Facility.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
	(millions)
Operating revenues	$485.5	$351.2	$894.1	$670.0
Purchased power	(479.8)	(329.3)	(821.3)	(655.1)
Other operating expenses	(14.5)	(13.4)	(35.0)	(25.9)
Depreciation and amortization	(2.1)	(2.0)	(4.1)	(3.9)
Operating income (loss)	(10.9)	6.5	33.7	(14.9)
Non-operating income and expenses	1.0	1.0	2.2	1.9
Interest charges	(0.7)	(0.6)	(1.5)	(0.9)
Income taxes	4.1	(2.7)	(13.8)	7.2
Net income (loss)	$(6.5)	$4.2	$20.6	$(6.7)

Strategic Energy’s retail MWh deliveries increased 27% to 5.1 million for the three months ended and 21% to 9.3 million year to date June 30, 2007, compared to the same periods in 2006.

Strategic Energy had a net loss of $6.5 million for the three months ended June 30, 2007, compared to $4.2 million of net income for the same period in 2006 due to the impact of a $9.2 million after-tax decrease in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Strategic Energy also experienced lower average retail gross margin per MWh and higher bad debt expense, partially offset by lower employee-related expenses.

Strategic Energy had net income of $20.6 million year to date June 30, 2007, compared to a net loss of $6.7 million for the same period in 2006 due to the impact of a $45.9 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Partially offsetting this increase to net income was increased purchased power associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contract prices caused by early terminations in the small business segment.  Strategic Energy also experienced increased bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Average Retail Gross Margin per MWh Without Fair Value Impacts

	Three Months Ended		Year to Date
	June 30		June 30
	2007	2006	2007	2006
Average retail gross margin per MWh	$1.03	$5.32	$7.73	$1.76
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	3.46	0.52	(4.30)	4.97
Average retail gross margin per MWh without
fair value impacts	$4.49	$5.84	$3.43	$6.73

Average retail gross margin per MWh without fair value impacts is a non-GAAP financial measure that differs from GAAP because it excludes the impact of unrealized fair value gains or losses.  Fair value impacts result from changes in fair value of non-hedging energy contracts and from hedge ineffectiveness associated with MWhs under contract but not yet delivered.  By not reflecting the impact of unrealized fair value gains or losses, this non-GAAP financial measure does not reflect the volatility recognized in the Company’s consolidated statement of income as a result of the unrealized fair value gains or losses in the periods presented related to energy under contract for future delivery to customers.  The fair value of energy under contract but not yet delivered fluctuates from the time the contract is entered into until the energy is delivered to customers.  However, the ultimate value realized by Strategic Energy under the customer sales contracts is determined when the electricity supply contract settles at the originally contracted price at the time of delivery to customers.  Management and the Board of Directors use this as a measurement of Strategic Energy’s realized retail gross margin per delivered MWh, which are settled at contracted prices upon delivery.  Because certain of Strategic Energy’s derivative supply contracts do not meet the requirements for cash flow hedge designation and certain other derivative supply contracts designated as cash flow hedges have a level of ineffectiveness, Strategic Energy recognizes unrealized gains or losses during the term of these derivative supply contracts prior to delivery while the associated customer sales contracts are not subject to fair value accounting treatment and therefore do not result in unrecognized gains or losses being recorded during the term prior to delivery.  By removing these non-cash timing differences that occur during the term of the contracts prior to delivery and impact only one side of the overall buy-sell transaction, management believes this non-GAAP financial measure provides investors with a measure of average retail gross margin per MWh that more accurately reflects Strategic Energy’s realized margin on delivered MWhs.

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses decreased to $4.49 for the three months ended June 30, 2007, compared to $5.84 for the same period in 2006.  This decrease is attributable to the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment, lower SECA recoveries and the absence of settlements of supplier contracts.

The average retail gross margin per MWh without the impact of unrealized fair value gains and losses decreased to $3.43 year to date June 30, 2007, compared to $6.73 for the same period in 2006.  This decrease is attributable to the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment, increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the absence of settlements of supplier contracts.  Partially offsetting these decreases was an increase in net SECA recoveries.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin.  Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Actual customer demand does not always equate to the volume purchased based on forecasted peak demand.  Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements.  Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market.  These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period.  Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis.  Strategic Energy typically executes these transactions to manage basis and credit risks.  The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers.  The amount of excess retail supply sales that reduced purchased power was $16.8 million for the three months ended and $31.2 million year to date June 30, 2007, compared to $34.2 million and $65.4 million for the same periods in 2006, respectively.  Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers.  The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity.  Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Net changes in fair value increased purchased power expenses by $17.5 million for the three months ended June 30, 2007, compared to an increase of $2.0 million for the same period in 2006.  Net changes in fair value decreased $39.8 million year to date June 30, 2007, compared to an increase of $37.9 million for the same period in 2006.  These changes are a result of volatility in the forward market prices for power combined with Strategic Energy designating more derivative instruments as cash flow hedges that no longer qualify for the NPNS election.  See Note 17 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses (including selling, general and administrative – non-regulated and general taxes)
Strategic Energy’s other operating expenses increased $1.1 million for the three months ended June 30, 2007, compared to the same period in 2006 primarily due to a $3.0 million increase in bad debt expense attributable to the small business segment, which has a higher default rate than Strategic Energy’s larger customers, partially offset by lower employee-related expenses.

Strategic Energy’s other operating expenses increased $9.1 million year to date June 30, 2007, compared to the same period in 2006 due to a $6.2 million increase in bad debt expense combined with potential penalty expense related to the purchased power adjustment for under-reported deliveries recorded in the first quarter of 2007.  Strategic Energy expects bad debt expense to trend downward for the remainder of 2007.

Strategic Energy Income Taxes
Strategic Energy had a tax benefit of $4.1 million for the three months ended June 30, 2007, compared to tax expense of $2.7 million for the same period in 2006 due to a pre-tax loss for the three months ended June 30, 2007, compared to pre-tax income for the same period in 2006.  The deferred tax benefit increased $6.3 million related to the net changes in fair value related to non-hedging energy contracts and hedge ineffectiveness for the three months ended June 30, 2007, compared to the same period in 2006.

Strategic Energy had tax expense of $13.8 million year to date June 30, 2007, compared to a tax benefit of $7.2 million for the same period in 2006 due to pre-tax income year to date June 30, 2007, compared to a pre-tax loss for the same period in 2006.  The deferred tax expense related to the net changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness was

$16.2 million year to date June 30, 2007, compared to a tax benefit of $15.6 million for the same period in 2006.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (June 30, 2007 compared to December 31, 2006)

•
Great Plains Energy’s and consolidated KCP&L’s receivables increased $71.6 million and $26.6 million, respectively.  KCP&L’s receivables increased $21.8 million due to seasonal increases from higher summer tariff rates and usage and $6.2 million due to additional receivables from joint owners related to Comprehensive Energy Plan projects.  Strategic Energy’s receivables increased $47.8 million primarily due to increased revenues and an increase in days outstanding partially offset by a higher allowance for doubtful accounts primarily due to an increase in the aging of the small business customer segment.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $13.5 million primarily due to increased coal inventory due to planned and unplanned plant outages as well as increased coal and coal transportation costs.

•
Great Plains Energy’s refundable income taxes increased $12.2 million primarily due to a $6.0 million reclassification of an income tax receivable from other deferred charges, an $8.2 million impact of the adoption of FIN No. 48, which was mostly a reclassification from deferred income taxes, partially offset by an increase in accruals for current taxable income.  Consolidated KCP&L’s refundable income taxes decreased $4.4 million due to an increase in accruals for current taxable income, which decrease refundable income taxes, partially offset by a $6.0 million reclassification of an income tax receivable from other deferred charges and a $5.7 million impact of the adoption of FIN No. 48, which was mostly a reclassification from deferred income taxes.

•
Great Plains Energy’s deferred income taxes – current assets decreased $14.6 million primarily due to temporary differences resulting from changes in the fair value of Strategic Energy’s energy-related derivative instruments of $16.4 million.

•
Great Plains Energy’s derivative instruments, including current and deferred assets and liabilities, increased $124.8 million to a $17.4 million net liability primarily due to a $122.5 million increase in the fair value of Strategic Energy’s energy-related derivative instruments as a result of increases in the forward market prices for power.

•
Great Plains Energy’s and consolidated KCP&L’s combined electric utility plant and construction work in progress increased $195.1 million primarily due to $103.1 million related to KCP&L’s Comprehensive Energy Plan, including $20.6 million for environmental upgrades and $82.5 million related to the construction of Iatan No. 2, and normal construction activity.

•
Great Plains Energy’s other deferred charges and other assets increased $8.1 million primarily due to deferred costs associated with Great Plains Energy’s anticipated acquisition of Aquila partially offset by a decrease at consolidated KCP&L.  Consolidated KCP&L’s other deferred charges and other assets decreased $4.6 million primarily due to a $6.0 million reclassification of an income tax receivable to refundable income taxes.

•
Great Plains Energy’s notes payable increased $36.0 million due to borrowings on its short-term credit facility used to settle a forward sale agreement for $12.3 million, with the remainder due to the timing of cash payments.

•
Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $161.2 million primarily due to a decrease in operating cash flows resulting from higher operating expense due to the impact of outages at KCP&L’s base load generating units.

•	Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt decreased $389.1 million and $225.5 million, respectively, due to Great Plains Energy’s settlement of the FELINE PRIDES Senior Notes by issuing $163.6 million of common stock and KCP&L’s repayment of $225.0 million 6.00% Senior Notes at maturity.

•
Great Plains Energy’s and consolidated KCP&L’s accrued taxes increased $13.0 million and $15.0 million, respectively, due to increases in property tax accruals resulting from the timing of tax payments.

•
Great Plains Energy’s and consolidated KCP&L’s accrued compensation and benefits decreased $10.9 million and $2.9 million, respectively, primarily due to the 2007 payments of employee incentive compensation accrued at December 31, 2006.

•
Great Plains Energy’s and consolidated KCP&L’s other – deferred credits and other liabilities increased $26.0 million and $23.6 million, respectively, primarily due to a $21.1 million impact of the adoption of FIN 48, which was mostly a reclassification from deferred income taxes.

•
Great Plains Energy’s accumulated other comprehensive income at June 30, 2007, was a $51.1 million increase from the $46.7 million loss at December 31, 2006, primarily due to changes in the fair value of Strategic Energy’s energy-related derivative instruments.

•	Great Plains Energy and consolidated KCP&L’s long-term debt increased $248.0 million to reflect KCP&L’s issuance of $250.0 million of 5.85% Senior Notes.

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

Great Plains Energy's liquid resources at June 30, 2007, consisted of $43.7 million of cash and cash equivalents on hand, including $3.8 million at consolidated KCP&L, and $628.2 million of unused bank lines of credit.  The unused lines at June 30, 2007, consisted of $75.6 million from KCP&L's revolving credit facility, $98.4 million from Strategic Energy’s revolving credit facility and $454.2 million from Great Plains Energy's revolving credit facility.  In July 2007, pursuant to the terms of their credit agreements, Great Plains Energy and KCP&L transferred $200 million of unused lender commitments from the Great Plains Energy credit agreement to the KCP&L credit agreement.  See the Debt Agreements section below for more information on these agreements.  At July 31, 2007, Great Plains Energy's unused bank lines of credit decreased $51.2 million from the amount at June 30, 2007, due to more letters of credit outstanding mostly due to higher collateral requirements at Strategic Energy.

KCP&L currently expects to fund its Comprehensive Energy Plan expenditures from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's equity issuances and new short and long-term debt financing.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds.  KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with future environmental regulations and the availability of generating units.  The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-

term debt and/or the issuance of equity or equity-linked instruments.  In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

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

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented.  Great Plains Energy’s cash flows from operating activities year to date June 30, 2007, decreased primarily due to lower net income at Strategic Energy after considering non-cash after-tax fair value impacts from energy contracts, an increase in receivables at Strategic Energy due to increased revenues and an increase in days outstanding and $10.4 million of costs associated with the anticipated acquisition of Aquila.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.  Consolidated KCP&L’s cash flows from operating activities year to date June 30, 2007, decreased primarily due to the changes in working capital detailed in Note 3 to the consolidated financial statements.  The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.  KCP&L’s cash utility capital expenditures decreased $35.2 million year to date June 30, 2007, compared to the same period in 2006 primarily due to expenditures in 2006 of $11.0 million to upgrade a transmission line and $13.8 million to purchase automated meter reading equipment.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date June 30, 2007, reflect consolidated KCP&L’s repayment and issuance of Senior Notes, an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  Consolidated KCP&L’s financing activities year to date June 30, 2007, reflect KCP&L’s repayment of its $225.0 million 6.00% Senior Notes at maturity, issuance, at a discount, of $250.0 million 5.85% Senior Notes that mature in 2017 and an increase in short-term borrowings.  Consolidated KCP&L’s short-term borrowings have increased primarily due to a decrease in operating cash flows year to date June 30, 2007, resulting from higher operating expense due to the impact of outages at KCP&L’s base load generating units.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L must maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009.  KCP&L has $135.0 million of authorization remaining.

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

Significant Financing Activities
In the second quarter of 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes.  The proceeds from this issuance were used to repay a short-term intercompany loan from Great Plains Energy.  KCP&L used the proceeds from the intercompany loan to repay its $225.0 million unsecured 6.00% Senior Notes at maturity.

In 2006, Great Plains Energy entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock.  In April 2007, Great Plains Energy elected to terminate the forward sale agreement and settle it in cash.  Based on the difference between Great Plains Energy’s average stock price of $32.60 over the period used to determine the settlement and the then-applicable forward price of $25.58, Great Plains Energy paid $12.3 million to Merrill Lynch Financial Markets, Inc.

In January 2007, KCP&L received authorization from FERC, as part of its aggregate $600.0 million short-term debt authorization, to issue an aggregate of $150 million of short-term debt in connection with participation in the Great Plains Energy money pool for a period of three years.  The money pool was an internal financing arrangement in which up to $150 million of funds deposited into the money pool by Great Plains Energy and Strategic Energy could be lent on a short-term basis to KCP&L.  The money pool was terminated in July 2007.

Debt Agreements
See Note 7 to the consolidated financial statements for discussion of Great Plains Energy’s, KCP&L’s and Strategic Energy’s revolving credit facilities.  Strategic Energy’s facility contains a Material Adverse Change (MAC) clause that requires Strategic Energy to represent prior to receiving funding, that no MAC has occurred.

Credit Ratings
None of the companies’ outstanding debt, except for the notes associated with affordable housing investments, requires the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of Great Plains Energy or KCP&L entering into a merger, consolidation or sale.  In the event of a downgrade, the companies and/or their subsidiaries may be subject to increased interest costs on their credit facilities.  The anticipated acquisition of Aquila will not be a merger, consolidation or sale that would trigger acceleration of interest and/or principal payments.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  All plans meet the funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) with additional contributions made when deemed financially advantageous.

Year to date June 30, 2007, the Company contributed $18.4 million to the plans and an additional $14.3 million is expected to be contributed during the remainder of 2007, all paid by KCP&L.  Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Participants in the plans may request a lump-sum cash payment upon termination of their employment.  A change in payment assumptions could result in increased cash requirements from pension plan assets with the Company being required to accelerate future funding.  Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans, and from time to time benefits have changed.  See Note 10 to the consolidated financial statements for additional information.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers.  At June 30, 2007, Strategic Energy’s five largest suppliers under forward supply contracts represented 71% of the total future dollar committed purchases.  The five largest suppliers, or their guarantors, are rated investment grade.  In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier.  In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power.  There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages.  Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at June 30, 2007.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$8.9	$-	$8.9	3	$8.9
Non-Investment Grade	7.5	7.4	0.1	-	-
Internal rating
Non-Investment Grade	2.7	1.7	1.0	-	-
Total	$19.1	$9.1	$10.0	3	$8.9

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$1.4	$7.5	$8.9
Non-Investment Grade	4.5	3.0	7.5
Internal rating
Non-Investment Grade	1.5	1.2	2.7
Total	$7.4	$11.7	$19.1

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

At June 30, 2007, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $10.2 million, of which 60% is scheduled to mature in less than two years.  In addition, Strategic Energy held collateral totaling $9.1 million limiting its exposure to these non-investment grade counterparties to $1.1 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand.  Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations for KCP&L’s Comprehensive Energy Plan were $429.0 million for the remainder of 2007 and $471.8 million, $139.0 million and $12.5 million for the years 2008 through 2010, respectively.  Great Plains Energy’s and consolidated KCP&L’s other contractual obligations have not significantly changed outside of the ordinary course of business at June 30, 2007, compared to December 31, 2006.

Great Plains Energy and consolidated KCP&L adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, ”Accounting for Income Taxes” on January 1, 2007.  At June 30, 2007, the total liability for unrecognized tax benefits for Great Plains Energy and consolidated KCP&L was $23.0 million and $21.1 million, respectively.  Great Plains Energy and consolidated KCP&L are unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  Great Plains Energy’s and consolidated KCP&L’s guarantees were relatively unchanged at June 30, 2007, compared to December 31, 2006.

New Accounting Standards
See Note 19 of the consolidated financial statements for information regarding new accounting standards.

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

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility.  In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive.  Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  At June 30, 2007, a hypothetical 10% increase in the market price of purchased power could result in an $8.2 million increase in purchased power expense for the remainder of 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2007.  These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended June 30, 2007.  These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

KCP&L Missouri 2007 Rate Case
On February 1, 2007, KCP&L filed a retail rate case with the MPSC, requesting an annual rate increase effective January 1, 2008, of approximately $45 million over current levels.  In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.

KCP&L Regulatory Plan Appeals
On March 28, 2005, and April 27, 2005, KCP&L filed Stipulations and Agreements with the MPSC and KCC, respectively, containing a regulatory plan and other provisions related to its comprehensive energy plan.  The MPSC issued its Report and Order approving the Stipulation and Agreement on July 28, 2005, and KCC issued its Order Approving Stipulation and Agreement on August 5, 2005.  The Sierra Club and Concerned Citizens of Platte County, two nonprofit corporations, appealed the MPSC’s decision and the circuit court’s affirmation of that decision to the Missouri Court of Appeals for the Western District.  The Sierra Club also appealed the KCC’s decision and the district court’s affirmation of that decision to the Kansas Court of Appeals.  On March 19, 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement to settle various matters related to the appeals.  Consequently, the pending appeals were dismissed by the Kansas Court of Appeals and by the Missouri Supreme Court.

Kansas City Power & Light Company v. Union Pacific Railroad Company
On October 12, 2005, KCP&L filed a rate complaint case with the STB charging that Union Pacific rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  A procedural schedule was issued by the STB in May 2007, directing KCP&L and Union Pacific to submit reply evidence on August 20, 2007.  Given this expedited schedule, the STB has indicated it may issue a final decision on this rate complaint in the fourth quarter of 2007.  Until the case is decided, KCP&L is paying the higher tariff rates subject to refund.

Aquila Transaction Proceedings
On April 4, 2007, Great Plains Energy, KCP&L and Aquila submitted joint applications to the MPSC and KCC seeking approval of the proposed acquisition by Great Plains Energy of Aquila.  In the MPSC filing, the companies requested that Aquila be authorized to use an additional amortization mechanism to maintain credit ratios once Aquila achieves financial metrics necessary to support an investment-grade credit rating.  Aquila and KCP&L also requested authorization to amortize transaction and incremental transition-related costs over five years, and to collectively retain for a five year period 50 percent of estimated synergy savings resulting from the transaction.  Aquila further requested approval to transfer to Great Plains Energy approximately $677 million of the proceeds from the sale of its non-Missouri utility operations to Black Hills to fund substantially all of the cash portion of the merger consideration payable to its shareholders by Great Plains Energy.  In the KCC filing, KCP&L requested similar regulatory treatment of costs and synergies.  An evidentiary hearing in the MPSC case is scheduled in December 2007.

On May 25, 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC seeking approval of the proposed acquisition by Great Plains Energy of Aquila and certain Aquila Colorado electric assets by Black Hills, and for a declaratory order that the transfer of proceeds from Aquila to Great Plains Energy will not constitute a payment of funds properly included in a capital account in a manner contrary to the Federal Power Act.  Various parties have submitted protests to the FERC application.  Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications in July 2007 relating to the acquisition of Aquila by Great Plains Energy.  The thirty-day initial waiting period will expire on August 27, 2007, unless the period is terminated earlier or extended.

A purported class action lawsuit was filed against Aquila and certain of its individual directors and officers on February 8, 2007, in Jackson County, Missouri, Circuit Court seeking, among other things, an injunction against the consummation of the proposed transaction.  In July 2007, an amended lawsuit was filed to include Great Plains Energy as a defendant, alleging that Great Plains Energy aided and abetted alleged breaches of fiduciary duties by the named Aquila directors and officers.  Great Plains Energy has not been served with this amended complaint.  Great Plains Energy believes it has strong defenses and will vigorously defend this lawsuit.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court. KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District.  On May 16, 2006, the Court of Appeals affirmed the judgment.  Weinstein filed a motion for transfer of this case to the Missouri Supreme Court, which was granted.  On May 29, 2007, the Supreme Court reversed the summary judgment and remanded the case to the trial court.  A $15 million reserve was recorded in 2001 for this matter.

Other Proceedings
The companies are parties to various other lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding other lawsuits and proceedings, see Notes 6, 14 and 15 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

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

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

New environmental laws and regulations, including but not limited to regulation of carbon dioxide and other greenhouse gases, affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, which may substantially increase its environmental expenditures in the future.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, and conditions imposed in permits may materially affect the cost and timing of the generation and environmental retrofit projects included in the comprehensive energy plan, among other projects, and thus materially affect KCP&L’s results of operations and financial position.  In addition, KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future.  Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position.  See Note 14 to the consolidated financial statements for additional information regarding environmental matters.

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

Wholesale Electricity Prices Affect Costs and Revenue, Creating Earnings Volatility
KCP&L's ability to maintain or increase its level of wholesale sales depends on the wholesale market price, transmission availability and the availability of KCP&L’s generation for wholesale sales, among other factors.  A substantial portion of KCP&L’s wholesale sales are made in the spot market, and thus KCP&L has immediate exposure to wholesale price changes.  Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L's wholesale sales and adversely affect KCP&L’s results of operations and financial position.  If the aggregate margin on KCP&L’s wholesale sales exceeds a certain level, KCP&L is required to treat the Missouri jurisdictional portion of this excess as a regulatory liability.

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
On February 6, 2007, Great Plains Energy entered into definitive agreements under which it would acquire all the outstanding shares of Aquila.  Immediately prior to this acquisition, Black Hills will acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  These transactions are complex, and are subject to Great Plains Energy and Aquila shareholder approvals, numerous regulatory approvals and other conditions.  The timing of, and the conditions imposed by, regulatory approvals may delay, or give rise to the ability to terminate the transactions.  In addition, several shareholder lawsuits have been filed against Aquila seeking to enjoin the transactions and recover alleged damages.  In the event of termination, Great Plains Energy would be required to write-off its deferred transaction costs, which could be material.  The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by Great Plains Energy from the transaction.

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

Most of the Aquila employees remaining after the sale to Black Hills are expected to become employees of KCP&L.  KCP&L employees will operate and manage both KCP&L properties and Aquila’s properties, and KCP&L will charge Aquila for the cost of these services.  Procurement of goods and services for both KCP&L and Aquila is expected to be done by KCP&L, with the cost of goods and services used by Aquila being billed to Aquila.  These expected arrangements may pose risks to KCP&L, including possible claims by Aquila or third parties arising from actions of KCP&L employees in operating Aquila’s properties and providing other services to Aquila.  KCP&L’s claims for reimbursement for goods and services provided to Aquila will be unsecured and rank equally with other unsecured obligations of Aquila.  KCP&L’s ability to be reimbursed for the costs incurred for the benefit of Aquila depends on the financial ability of Aquila to make such payments.

Additionally, Aquila’s utility operations are subject to regulation by numerous government entities, including the MPSC and FERC.  As such, a successful acquisition of Aquila will subject Great Plains Energy to additional regulatory risk.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the second quarter of 2007.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
April 1-30	518 (1)	$32.66	-	N/A
May 1-31	103 (1)	32.90	-	N/A
June 1-30	-	-	-	N/A
Total	621	$32.70	-	N/A
(1)Represents shares of common stock surrendered to Great Plains Energy by certain officers to pay taxes related to the issuance of restricted stock and performance shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy
Great Plains Energy’s annual meeting of shareholders was held on May 1, 2007.  The shareholders elected eleven directors, ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2007 and approved amendments to the Long-Term Incentive Plan.

The eleven persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy’s annual meeting in 2008 and until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld
David L. Bodde	76,322,421	1,572,056
Michael J. Chesser	75,910,474	1,984,002
William H. Downey	75,924,504	1,969,973
Mark A. Ernst	75,877,496	2,016,981
Randall C. Ferguson, Jr.	76,594,086	1,300,391
William K. Hall	76,372,089	1,522,388
Luis A. Jimenez	75,478,927	2,415,550
James A. Mitchell	75,881,588	2,012,889
William C. Nelson	75,343,646	2,550,831
Linda H. Talbot	75,592,090	2,302,387
Robert H. West	75,426,504	2,467,972

No votes were cast against the nominees due to cumulative voting.

Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2007.  The voting regarding the appointment was as follows:

Votes For	Votes Against	Abstentions
77,165,732	375,854	352,888

Great Plains Energy shareholders approved amendments to the Long-Term Incentive Plan.  The voting regarding the amendments was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
40,610,931	7,884,279	987,480	28,411,785

KCP&L
Great Plains Energy is KCP&L’s sole shareholder.  By a unanimous written consent dated as of May 1, 2007, Great Plains Energy, as the sole shareholder, elected the following directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations:  David L. Bodde; Michael J. Chesser; William H. Downey; Mark A. Ernst; Randall C. Ferguson, Jr.; Luis A. Jimenez; James A. Mitchell; William C. Nelson and Linda H. Talbot.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
3.1	*	Bylaws of Great Plains Energy Incorporated as amended May 1, 2007 (Exhibit 3.1 to Form 8-K dated May 1, 2007).
10.1.1
Letter Agreement dated as of June 29, 2007 to Asset Purchase Agreement and
Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills
Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp.,
dated February 6, 2007.

10.1.2
Notice of Election to Transfer Unused Commitment between the Great Plains
Energy Incorporated and Kansas City Power & Light Company Credit Agreements
dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent,
JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of
Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-
Documentation Agents, The Bank of New York, KeyBank National Association,
The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A.

10.1.3	+*	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed May 4, 2007).
10.1.4	+*	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007 (Exhibit 10.2 to Form 8- K filed May 4, 2007).
10.1.5	+*	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007 (Exhibit 10.3 to Form 8-K filed May 4, 2007).
10.1.6	+	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.
*Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filing and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

+ Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents

Exhibit Number		Description of Document
1.1	*
Underwriting Agreement dated May 30, 2007, among Kansas City Power & Light
Company and Banc of America Securities LLC and Wachovia Capital Markets, LLC, as
representatives of the several underwriters named therein (Exhibit 1.1 to Form 8-K dated June 4, 2007).

4.1	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated June 4, 2007).
4.2	*	Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated June 4, 2007).
10.2.1	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy
Incorporated and Kansas City Power & Light Company Credit Agreements dated as of
May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase
Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ,
Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The
Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB
Bank, N.A., and Commerce Bank, N.A. (filed as Exhibit 10.1.2 hereto).

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

GREAT PLAINS ENERGY INCORPORATED

Dated: August 3, 2007	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 3, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 3, 2007	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: August 3, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)