Form 10-Q
period 2007-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2007-11-05
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

On October 31, 2007, Great Plains Energy Incorporated had 86,168,953 shares of common stock outstanding.
On October 31, 2007, Kansas City Power & Light Company had one share of common stock outstanding, which was held by
Great Plains Energy Incorporated.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Strategic Energy, L.L.C. (Strategic Energy), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor Strategic Energy have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or Strategic Energy’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of debt securities of Great Plains Energy and of Strategic Energy.

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

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila	Aquila, Inc.
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
Digital Teleport	Digital Teleport, Inc.
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FIN	Financial Accounting Standards Board Interpretation
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GPP	Great Plains Power Incorporated
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy

Abbreviation or Acronym	Definition

KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas Inc., a wholly owned susidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLY Inc,
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
Market Street	Market Street Funding LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt

MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
Strategic Receivables	Strategic Receivables, LLC
T - Lock	Treasury Locks
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$34,959	$61,823
Restricted cash	147,041	-
Receivables, net	475,716	339,399
Fuel inventories, at average cost	35,397	27,811
Materials and supplies, at average cost	63,347	59,829
Deferred refueling outage costs	8,147	13,921
Refundable income taxes	-	9,832
Deferred income taxes	33,103	39,566
Derivative instruments	4,727	6,884
Other	10,468	11,717
Total	812,905	570,782
Nonutility Property and Investments
Affordable housing limited partnerships	19,392	23,078
Nuclear decommissioning trust fund	110,668	104,066
Other	15,179	15,663
Total	145,239	142,807
Utility Plant, at Original Cost
Electric	5,419,610	5,268,485
Less-accumulated depreciation	2,554,815	2,456,199
Net utility plant in service	2,864,795	2,812,286
Construction work in progress	388,010	214,493
Nuclear fuel, net of amortization of $115,991 and $103,381	64,380	39,422
Total	3,317,185	3,066,201
Deferred Charges and Other Assets
Regulatory assets	421,718	434,392
Goodwill	88,139	88,139
Derivative instruments	4,378	3,544
Other	45,857	29,795
Total	560,092	555,870
Total	$4,835,421	$4,335,660

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$86,000	$-
Commercial paper	208,647	156,400
Current maturities of long-term debt	534	389,634
EIRR bonds classified as current	146,500	144,742
Accounts payable	369,531	322,724
Accrued taxes	58,868	24,106
Accrued interest	24,447	14,082
Accrued compensation and benefits	23,024	33,266
Pension and post-retirement liability	1,037	1,037
Derivative instruments	81,575	91,482
Other	20,514	25,520
Total	1,020,677	1,202,993
Deferred Credits and Other Liabilities
Deferred income taxes	625,332	622,847
Deferred investment tax credits	27,395	28,458
Asset retirement obligations	94,147	91,824
Pension and post-retirement liability	188,054	176,189
Regulatory liabilities	119,854	114,674
Derivative instruments	14,812	61,146
Other	72,809	49,103
Total	1,142,403	1,144,241
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,243,732 and 80,405,035 shares issued, stated value	1,061,026	896,817
Retained earnings	494,876	493,399
Treasury stock-77,465 and 53,499 shares, at cost	(2,375)	(1,614)
Accumulated other comprehensive loss	(23,351)	(46,686)
Total	1,530,176	1,341,916
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10,000	10,000
4.50% - 100,000 shares issued	10,000	10,000
4.20% - 70,000 shares issued	7,000	7,000
4.35% - 120,000 shares issued	12,000	12,000
Total	39,000	39,000
Long-term debt (Note 8)	1,103,165	607,510
Total	2,672,341	1,988,426
Commitments and Contingencies (Note 14)
Total	$4,835,421	$4,335,660
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
Operating Revenues	(thousands, except per share amounts)
Electric revenues - KCP&L	$416,049	$359,270	$990,844	$890,551
Electric revenues - Strategic Energy	575,679	458,538	1,468,666	1,127,056
Other revenues	223	730	1,345	2,220
Total	991,951	818,538	2,460,855	2,019,827
Operating Expenses
Fuel	75,624	76,254	186,240	178,051
Purchased power - KCP&L	41,254	5,157	80,360	18,844
Purchased power - Strategic Energy	565,467	462,299	1,386,816	1,117,404
Skill set realignment costs	-	1,389	-	15,905
Operating expenses - KCP&L	75,710	69,316	223,371	196,556
Selling, general and administrative - non-regulated	21,464	18,819	64,142	47,338
Maintenance	19,632	19,395	72,611	65,902
Depreciation and amortization	46,247	40,422	137,108	118,618
General taxes	33,554	31,826	88,335	87,234
(Gain) loss on property	-	28	11	(569)
Other	-	12	156	22
Total	878,952	724,917	2,239,150	1,845,305
Operating income	112,999	93,621	221,705	174,522
Non-operating income	2,310	9,852	9,183	16,741
Non-operating expenses	(1,101)	(2,141)	(4,750)	(5,593)
Interest charges	(28,217)	(17,974)	(67,830)	(53,113)
Income before income taxes
and loss from equity investments	85,991	83,358	158,308	132,557
Income taxes	(23,392)	(26,952)	(46,020)	(38,243)
Loss from equity investments, net of income taxes	(410)	(468)	(1,139)	(1,047)
Net income	62,189	55,938	111,149	93,267
Preferred stock dividend requirements	411	411	1,234	1,234
Earnings available for common shareholders	$61,778	$55,527	$109,915	$92,033

Average number of common shares outstanding	85,649	80,081	84,683	77,266
Average number of diluted common shares outstanding	85,741	80,342	85,006	77,364

Basic earnings per common share	$0.72	$0.69	$1.30	$1.19
Diluted earnings per common share	$0.72	$0.69	$1.29	$1.19

Cash dividends per common share	$0.415	$0.415	$1.245	$1.245

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted*
Year to Date September 30	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income	$111,149	$93,267
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	137,108	118,618
Amortization of:
Nuclear fuel	12,610	11,789
Other	6,032	6,965
Deferred income taxes, net	21,003	(31,371)
Investment tax credit amortization	(1,063)	(2,285)
Loss from equity investments, net of income taxes	1,139	1,047
Gain (loss) on property	11	(569)
Fair value impacts from energy contracts	(20,540)	64,507
Other operating activities (Note 3)	(48,799)	(22,975)
Net cash from operating activities	218,650	238,993
Cash Flows from Investing Activities
Utility capital expenditures	(359,657)	(371,056)
Allowance for borrowed funds used during construction	(10,575)	(4,060)
Purchases of investments and nonutility property	(3,725)	(4,218)
Proceeds from sale of assets and investments	73	319
Change in restricted cash	(146,500)	-
Purchases of nuclear decommissioning trust investments	(47,149)	(37,333)
Proceeds from nuclear decommissioning trust investments	44,387	34,596
Hawthorn No. 5 partial litigation recoveries	-	15,829
Other investing activities	(11,558)	(852)
Net cash from investing activities	(534,704)	(366,775)
Cash Flows from Financing Activities
Issuance of common stock	8,127	151,624
Issuance of long-term debt	495,564	-
Issuance fees	(4,497)	(6,144)
Repayment of long-term debt	(225,500)	(872)
Net change in short-term borrowings	138,247	42,700
Dividends paid	(108,332)	(98,913)
Equity forward settlement	(12,322)	-
Other financing activities	(2,097)	(4,422)
Net cash from financing activities	289,190	83,973
Net Change in Cash and Cash Equivalents	(26,864)	(43,809)
Cash and Cash Equivalents at Beginning of Year	61,823	103,068
Cash and Cash Equivalents at End of Period	$34,959	$59,259

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

* See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)
			As Adjusted*
Year to Date September 30	2007		2006
	Shares	Amount	Shares	Amount
Common Stock	(thousands, except share amounts)
Beginning balance	80,405,035	$896,817	74,783,824	$744,457
Issuance of common stock	5,490,170	171,721	5,510,769	151,624
Issuance of restricted common stock	348,527	11,127	46,826	1,320
Common stock issuance fees		-		(5,194)
Equity compensation expense		1,319		1,929
Equity forward settlement		(12,322)		-
Unearned Compensation
Issuance of restricted common stock		(11,127)		(1,355)
Forfeiture of restricted common stock		183		56
Compensation expense recognized		3,302		982
Other		6		31
Ending balance	86,243,732	1,061,026	80,341,419	893,850
Retained Earnings
Beginning balance		493,399		498,632
Cumulative effect of a change in accounting principle (Note 12)		(931)		-
Net income		111,149		93,267
Dividends:
Common stock		(107,097)		(97,631)
Preferred stock - at required rates		(1,234)		(1,234)
Performance shares		(410)		(207)
Ending balance		494,876		492,827
Treasury Stock
Beginning balance	(53,499)	(1,614)	(43,376)	(1,304)
Treasury shares acquired	(23,966)	(761)	(3,519)	(99)
Treasury shares reissued	-	-	1,215	36
Ending balance	(77,465)	(2,375)	(45,680)	(1,367)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46,686)		(7,727)
Derivative hedging activity, net of tax		23,253		(72,136)
Unrecognized pension expense, net of tax		82		-
Ending balance		(23,351)		(79,863)
Total Common Shareholders' Equity		$1,530,176		$1,305,447

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended			Year to Date
September 30			September 30
		As Adjusted*		As Adjusted*
2007		2006	2007	2006
(thousands)
Net income	$62,189	$55,938	$111,149	$93,267
Other comprehensive income (loss)
Loss on derivative hedging instruments	(72,284)	(75,050)	(23,741)	(152,214)
Income taxes	29,121	30,631	9,188	62,966
Net loss on derivative hedging instruments	(43,163)	(44,419)	(14,553)	(89,248)
Reclassification to expenses, net of tax	15,324	7,576	37,806	17,112
Derivative hedging activity, net of tax	(27,839)	(36,843)	23,253	(72,136)
Change in unrecognized pension expense	147	-	(9)	-
Income taxes	(59)	-	91	-
Net change in unrecognized pension expense	88	-	82	-
Comprehensive income	$34,438	$19,095	$134,484	$21,131

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2007	2006
ASSETS	(thousands)
Current Assets
Cash and cash equivalents	$653	$1,788
Restricted cash	146,500	-
Receivables, net	177,534	114,294
Fuel inventories, at average cost	35,397	27,811
Materials and supplies, at average cost	63,347	59,829
Deferred refueling outage costs	8,147	13,921
Refundable income taxes	-	7,229
Deferred income taxes	5,950	52
Prepaid expenses	8,342	9,673
Derivative instruments	663	179
Total	446,533	234,776
Nonutility Property and Investments
Nuclear decommissioning trust fund	110,668	104,066
Other	6,464	6,480
Total	117,132	110,546
Utility Plant, at Original Cost
Electric	5,419,610	5,268,485
Less-accumulated depreciation	2,554,815	2,456,199
Net utility plant in service	2,864,795	2,812,286
Construction work in progress	388,010	214,493
Nuclear fuel, net of amortization of $115,991 and $103,381	64,380	39,422
Total	3,317,185	3,066,201
Deferred Charges and Other Assets
Regulatory assets	421,718	434,392
Other	13,167	13,584
Total	434,885	447,976
Total	$4,315,735	$3,859,499

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(thousands)
Current Liabilities
Notes payable	$50,000	$-
Notes payable to Great Plains Energy	600	550
Commercial paper	208,647	156,400
Current maturities of long-term debt	-	225,500
EIRR bonds classified as current	146,500	144,742
Accounts payable	177,975	181,805
Accrued taxes	60,441	18,165
Accrued interest	19,066	12,461
Accrued compensation and benefits	21,974	24,641
Pension and post-retirement liability	841	841
Derivative instruments	52	2,687
Other	8,844	8,469
Total	694,940	776,261
Deferred Credits and Other Liabilities
Deferred income taxes	657,522	660,046
Deferred investment tax credits	27,395	28,458
Asset retirement obligations	94,147	91,824
Pension and post-retirement liability	173,878	164,189
Regulatory liabilities	119,854	114,674
Derivative instruments	24	39
Other	54,304	33,678
Total	1,127,124	1,092,908
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,115,656	1,021,656
Retained earnings	365,697	354,802
Accumulated other comprehensive income	8,960	6,685
Total	1,490,313	1,383,143
Long-term debt (Note 8)	1,003,358	607,187
Total	2,493,671	1,990,330
Commitments and Contingencies (Note 14)
Total	$4,315,735	$3,859,499

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted*		As Adjusted*
	2007	2006	2007	2006
Operating Revenues	(thousands)
Electric revenues	$416,049	$359,270	$990,844	$890,551
Operating Expenses
Fuel	75,624	76,254	186,240	178,051
Purchased power	41,254	5,157	80,360	18,844
Skill set realignment costs	-	1,330	-	15,560
Operating expenses	75,710	69,316	223,371	196,556
Maintenance	19,421	19,394	72,327	65,890
Depreciation and amortization	44,183	38,451	130,943	112,797
General taxes	32,917	30,894	87,265	84,058
(Gain) loss on property	-	26	11	(572)
Other	-	12	156	22
Total	289,109	240,834	780,673	671,206
Operating income	126,940	118,436	210,171	219,345
Non-operating income	1,263	8,586	5,985	13,121
Non-operating expenses	(1,025)	(2,049)	(3,371)	(4,341)
Interest charges	(17,099)	(15,569)	(52,032)	(45,473)
Income before income taxes	110,079	109,404	160,753	182,652
Income taxes	(33,497)	(39,863)	(45,680)	(63,506)
Net income	$76,582	$69,541	$115,073	$119,146

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)
		As Adjusted*
Year to Date September 30	2007	2006
Cash Flows from Operating Activities	(thousands)
Net income	$115,073	$119,146
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	130,943	112,797
Amortization of:
Nuclear fuel	12,610	11,789
Other	3,939	4,955
Deferred income taxes, net	16,858	(1,530)
Investment tax credit amortization	(1,063)	(2,285)
Gain (loss) on property	11	(572)
Other operating activities (Note 3)	(14,631)	6,869
Net cash from operating activities	263,740	251,169
Cash Flows from Investing Activities
Utility capital expenditures	(359,657)	(371,056)
Allowance for borrowed funds used during construction	(10,575)	(4,060)
Purchases of nonutility property	(33)	(51)
Proceeds from sale of assets	73	319
Change in restricted cash	(146,500)	-
Purchases of nuclear decommissioning trust investments	(47,149)	(37,333)
Proceeds from nuclear decommissioning trust investments	44,387	34,596
Hawthorn No. 5 partial litigation recoveries	-	15,829
Other investing activities	(4,728)	(852)
Net cash from investing activities	(524,182)	(362,608)
Cash Flows from Financing Activities
Issuance of long-term debt	396,080	-
Repayment of long-term debt	(225,500)	-
Net change in short-term borrowings	102,297	48,750
Dividends paid to Great Plains Energy	(104,000)	(74,001)
Equity contribution from Great Plains Energy	94,000	134,615
Issuance fees	(3,570)	(486)
Net cash from financing activities	259,307	108,878
Net Change in Cash and Cash Equivalents	(1,135)	(2,561)
Cash and Cash Equivalents at Beginning of Year	1,788	2,961
Cash and Cash Equivalents at End of Period	$653	$400

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

* See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

			As Adjusted*
Year to Date September 30	2007		2006
	Shares	Amount	Shares	Amount
	(thousands, except share amounts)
Common Stock
Beginning balance	1	$1,021,656	1	$887,041
Equity contribution from Great Plains Energy	-	94,000	-	134,615
Ending balance	1	1,115,656	1	1,021,656
Retained Earnings
Beginning balance		354,802		294,481
Cumulative effect of a change in accounting principle (Note 12)		(178)		-
Net income		115,073		119,146
Dividends:
Common stock held by Great Plains Energy		(104,000)		(74,001)
Ending balance		365,697		339,626
Accumulated Other Comprehensive Income (Loss)
Beginning balance		6,685		(29,909)
Derivative hedging activity, net of tax		2,275		(693)
Ending balance		8,960		(30,602)
Total Common Shareholder's Equity		$1,490,313		$1,330,680

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

*See Note 5 for additional information regarding deferred refueling outage costs.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended			Year to Date
September 30			September 30
		As Adjusted*		As Adjusted*
2007		2006	2007	2006
(thousands)
Net income	$76,582	$69,541	$115,073	$119,146
Other comprehensive income
Gain (loss) on derivative hedging instruments	334	(6,105)	4,076	(812)
Income taxes	(125)	2,295	(1,532)	305
Net gain (loss) on derivative hedging instruments	209	(3,810)	2,544	(507)
Reclassification to expenses, net of tax	(128)	(61)	(269)	(186)
Derivative hedging activity, net of tax	81	(3,871)	2,275	(693)
Comprehensive income	$76,663	$65,670	$117,348	$118,453

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.  For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $2.8 million and $8.8 million at September 30, 2007, and December 31, 2006, respectively.

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

Restricted Cash
At September 30, 2007, the cash proceeds of $146.5 million from KCP&L’s EIRR Bonds Series 2007A and 2007B issued during the third quarter of 2007 were restricted for the repayment of Series 1998 A, B, and D EIRR bonds on October 1, 2007.

Basic and Diluted Earnings Per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS.

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
Income	(millions, except per share amounts)
Net income	$62.1	$55.9	$111.1	$93.2
Less: preferred stock dividend requirements	0.3	0.5	1.2	1.3
Income available to common shareholders	$61.8	$55.4	$109.9	$91.9
Common Shares Outstanding
Average number of common shares outstanding	85.6	80.1	84.7	77.3
Add: effect of dilutive securities	0.1	0.2	0.3	0.1
Diluted average number of common shares outstanding	85.7	80.3	85.0	77.4

Basic EPS	$0.72	$0.69	$1.30	$1.19
Diluted EPS	$0.72	$0.69	$1.29	$1.19

For the three months ended and year to date September 30, 2007, the computation of diluted EPS excludes anti-dilutive shares of 182,807 and 134,788 performance shares and 421,685 and 381,451 restricted stock shares, respectively.  There were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.  For the three months ended and year to date September 30, 2006, the computation of diluted EPS excludes anti-dilutive shares of 105,198 and 106,706 performance shares and 99,838 and 116,468 restricted stock shares, respectively.  Additionally, for the three months ended and year to date September 30, 2006, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

Dividends Declared
In October 2007, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable December 20, 2007, to shareholders of record as of November 29, 2007.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable March 1, 2008, to shareholders of record as of February 8, 2008.

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

Great Plains Energy’s acquisition of Aquila was unanimously approved by both Great Plains Energy’s and Aquila’s Boards of Directors and is still subject to regulatory approvals from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC); the closing of the asset sale to Black Hills; as well as other customary conditions.  In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy.  These filings were updated in August 2007 and orders are expected in the first quarter of 2008.  The MPSC Staff has filed testimony asserting that the transaction is detrimental to the public interest and should not be approved.  Other parties in the MPSC case have asserted that the transaction should not be approved, or approved with conditions.  In August 2007, Great Plains Energy and Aquila received early termination of the waiting period for their respective Hart-Scott-Rodino pre-merger notifications relating to the acquisition of Aquila by Great Plains Energy.  In October 2007, FERC granted the Great Plains Energy, KCP&L, Aquila and Black Hills joint application for approval of the transactions.  Also in October 2007, Great Plains Energy received approval from its shareholders to issue common stock in connection with the anticipated acquisition of Aquila and Aquila’s shareholders approved the acquisition of Aquila by Great Plains Energy.

Direct transaction costs of the acquisition incurred by Great Plains Energy of $14.8 million at September 30, 2007, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition unless regulatory accounting treatment is authorized.  The MPSC and KCC applications requested authorization to amortize these costs plus non-labor transition-related costs over a five-year period beginning January 1, 2008, or the month immediately following consummation of the merger, whichever occurs later.  Transition-related costs were $1.4 million and $2.7 million for the three months ended and year to date September 30, 2007, respectively.  The MPSC and KCC applications proposed to regulators that estimated utility operational synergy savings, net of transition costs, resulting from the transaction be shared between retail electric customers and Great Plains Energy shareholders for a period of five years.  Additionally, the MPSC application requested approval for the use of the additional amortization mechanism for Aquila’s Missouri-based utilities, as implemented in KCP&L’s 2006 rate case, once Aquila achieves financial metrics necessary to support an investment-grade credit rating.  The MPSC application also requested authorization for the distribution of proceeds from the Black Hills asset sale by Aquila to fund substantially all of the cash portion of the merger consideration to Aquila shareholders.  The FERC application requested a declaration that the distribution will not violate the Federal Power Act, which the FERC provided as part of the October 18, 2007, approval.

Two purported shareholder class action lawsuits were filed against Aquila and certain of its individual directors and officers in February 2007, in Jackson County, Missouri, Circuit Court seeking, among other things, an injunction against the consummation of the proposed transaction.  The lawsuits allege, among other things, breaches of fiduciary duties and self-dealing by Aquila directors and officers.  In July 2007, the plaintiff in one of the suits amended his petition to include Great Plains Energy and Black Hills as defendants, alleging that they aided and abetted alleged breaches of fiduciary duties by the named Aquila directors and officers.  In July 2007, the Court consolidated the two cases and directed plaintiffs to file a Consolidated Petition, which was done in August 2007.  Aquila, Great Plains Energy and Black Hills filed motions to dismiss this case, which were granted on October 29, 2007.  Plaintiffs have 30 days to appeal the dismissal.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
		As Adjusted
Year to Date September 30	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$(136.3)	$(96.2)
Fuel inventories	(8.4)	(8.2)
Materials and supplies	(3.5)	(2.4)
Accounts payable	26.3	6.9
Accrued taxes	59.2	60.6
Accrued interest	7.1	0.2
Deferred refueling outage costs	5.8	2.6
Deposits with suppliers	-	(4.4)
Pension and post-retirement benefit obligations	16.8	10.8
Allowance for equity funds used during construction	(0.6)	(3.7)
Deferred merger costs	(12.1)	-
Proceeds from forward starting swaps	(1.2)	-
Fair value impacts of forward starting swaps	9.0	-
Other	(10.9)	10.8
Total other operating activities	$(48.8)	$(23.0)
Cash paid during the period:
Interest	$58.6	$50.9
Income taxes	$3.4	$39.9
Non-cash investing activities:
Liabilities assumed for capital expenditures	$52.5	$34.7

Consolidated KCP&L Other Operating Activities
		As Adjusted
Year to Date September 30	2007	2006
Cash flows affected by changes in:	(millions)
Receivables	$(63.3)	$(52.1)
Fuel inventories	(8.4)	(8.2)
Materials and supplies	(3.5)	(2.4)
Accounts payable	(24.9)	(9.2)
Accrued taxes	61.1	71.9
Accrued interest	6.6	0.2
Deferred refueling outage costs	5.8	2.6
Pension and post-retirement benefit obligations	14.9	8.3
Allowance for equity funds used during construction	(0.6)	(3.7)
Proceeds from forward starting swaps	3.3	-
Other	(5.6)	(0.5)
Total other operating activities	$(14.6)	$6.9
Cash paid during the period:
Interest	$44.0	$43.6
Income taxes	$7.5	$29.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$52.5	$34.4

Significant Non-Cash Items
In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the retirement of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	September 30	December 31
	2007	2006
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$82.3	$35.2
Allowance for doubtful accounts	(1.9)	(1.1)
Other receivables	97.1	80.2
Consolidated KCP&L receivables	177.5	114.3
Other Great Plains Energy
Other receivables	305.8	229.2
Allowance for doubtful accounts	(7.6)	(4.1)
Great Plains Energy receivables	$475.7	$339.4
(a)	Customer accounts receivable included unbilled receivables of $44.5 million and $32.0 million at September 30, 2007, and December 31, 2006, respectively.

Consolidated KCP&L’s other receivables at September 30, 2007, and December 31, 2006, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.  Great Plains Energy’s other receivables at September 30, 2007, and December 31, 2006, consisted primarily of accounts receivable held by Strategic Energy, including unbilled receivables of $155.7 million and $95.0 million, respectively.

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

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended September 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(364.8)	$364.8	$-
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.3	(0.4)
Servicing fees	1.0	(1.0)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(342.6)	342.6	-
Cash paid to KCP&L for receivables purchased	338.3	(338.3)	-
Servicing fees	1.0	(1.0)	-
Interest on intercompany note	1.3	(1.3)	-

		Receivables	Consolidated
Year to Date September 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(857.0)	$857.0	$-
Gain (loss) on sale of accounts receivable (a)	(10.5)	9.6	(0.9)
Servicing fees	2.4	(2.4)	-
Fees to outside investor	-	(3.0)	(3.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(815.0)	815.0	-
Cash paid to KCP&L for receivables purchased	805.3	(805.3)	-
Servicing fees	2.4	(2.4)	-
Interest on intercompany note	2.5	(2.5)	-

		Receivables	Consolidated
Three Months Ended September 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(325.5)	$325.5	$-
Gain (loss) on sale of accounts receivable (a)	(3.3)	3.3	-
Servicing fees	1.0	(1.0)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(323.0)	323.0	-
Cash paid to KCP&L for receivables purchased	323.6	(323.6)	-
Servicing fees	1.0	(1.0)	-
Interest on intercompany note	1.1	(1.1)	-

		Receivables	Consolidated
Year to Date September 30, 2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(774.8)	$774.8	$-
Gain (loss) on sale of accounts receivable (a)	(7.8)	7.6	(0.2)
Servicing fees	2.2	(2.2)	-
Fees to outside investor	-	(2.8)	(2.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(754.0)	754.0	-
Cash paid to KCP&L for receivables purchased	750.3	(750.3)	-
Servicing fees	2.2	(2.2)	-
Interest on intercompany note	1.9	(1.9)	-
(a)	The net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

In October 2007, Strategic Energy entered into an agreement to sell its current and future retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, LLC (Strategic Receivables), which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street Funding LLC (Market Street) and Fifth Third Bank ratably based on each purchaser’s commitments.  Strategic Energy sells its receivables at a price equal to the amount of the accounts receivable less a discount based on the prime rate and days sales outstanding (as defined in the agreement).  Strategic Receivables may also issue letters of credit to Strategic Energy, with the amount of such letters of credit being credited against the purchase price.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Strategic Energy services the receivables and receives an annual servicing fee of 1.0% times the daily average aggregate outstanding balance of receivables.  This agreement was entered into in conjunction with a new revolving credit facility described in Note 7 and terminates in October 2010.

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

	September 30		December 31
	2007		2006
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(millions)
Equity securities	$54.5	$9.4	$50.6	$10.8
Debt securities	53.9	(0.4)	50.4	(0.5)
Other	2.3	-	3.1	-
Total	$110.7	$9.0	$104.1	$10.3

The weighted average maturity of debt securities held by the trust at September 30, 2007, and December 31, 2006, was 7.3 years and 6.8 years, respectively.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
	(millions)
Realized Gains	$1.0	$0.7	$5.4	$3.9
Realized Losses	(0.6)	(0.3)	(1.1)	(0.9)

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

There were no overall impacts to the September 30, 2006, statement of cash flows for Great Plains Energy and consolidated KCP&L.  The overall impact to Great Plains Energy’s and KCP&L’s consolidated statements of income for the three months ended and year to date September 30, 2006, was a $0.7 million increase in net income, or $0.01 per share, and a $2.5 million increase in net income, or $0.03 per share, respectively.

The following line items within the consolidated statements of income were impacted by the change.

	As			As
	Originally Reported			Originally Reported
	Three Months Ended	As	Effect of	Year to Date	As	Effect of
	September 30, 2006	Adjusted	Change	September 30, 2006	Adjusted	Change
Great Plains Energy	(millions)
Fuel	$77.2	$76.3	$(0.9)	$180.8	$178.1	$(2.7)
Operating expense - KCP&L	69.4	69.4	-	196.7	196.6	(0.1)
Maintenance	19.7	19.4	(0.3)	67.2	65.9	(1.3)
Income taxes	(26.5)	(27.0)	(0.5)	(36.7)	(38.3)	(1.6)
Consolidated KCP&L
Fuel	$77.2	$76.3	$(0.9)	$180.8	$178.1	$(2.7)
Operating expense	69.4	69.4	-	196.7	196.6	(0.1)
Maintenance	19.7	19.4	(0.3)	67.2	65.9	(1.3)
Income taxes	(39.3)	(39.8)	(0.5)	(61.9)	(63.5)	(1.6)

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties.  KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions.  See Note 14 for additional information.  KCP&L will address these matters in its future integrated energy resource plan in collaboration with stakeholders.  Full implementation of the terms of the agreement will necessitate approval from the appropriate authorities, as some of the initiatives in this agreement require either enabling legislation or regulatory approval.  Pursuant to the terms of the agreement, the Sierra Club agreed to dismiss its appeal of the approval of KCP&L’s regulatory plan by KCC.  The appeal by the Sierra Club and Concerned Citizens of Platte County of the MPSC’s approval of KCP&L’s regulatory plan was also dismissed.  The parties filed a joint stipulation of dismissal with prejudice of the appeal of the Iatan air permit and the appeal was subsequently dismissed.

KCP&L Regulatory Proceedings
On February 1, 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%, which, if approved, would take effect January 1, 2008.  In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.  Evidentiary hearings were held in October 2007, true-up hearings are anticipated in November 2007 and a decision is expected in December 2007.

On March 1, 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million in annual revenues, with about $13 million of that amount treated for accounting purposes as an increase to the depreciation reserve.  KCP&L reached a negotiated settlement of its request with certain parties to the rate proceedings and in September 2007, filed a Joint Stipulation and Agreement (Agreement) with KCC.  The Agreement stipulates a $28 million increase in annual revenues effective January 1, 2008, with $11 million of that amount treated for accounting purposes as an increase to the depreciation reserve.  The Agreement also recommends an Energy Cost Adjustment Clause (ECA) tariff.  The ECA tariff will reflect the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  The ECA tariff provides that these projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) will be recovered or refunded over twelve months beginning April 1 of the succeeding year.

The Agreement recommends various other provisions, including but not limited to: (i) establishing an energy efficiency rider as an interim mechanism to recover deferred costs incurred for affordability, energy efficiency and demand side management programs; (ii) establishing for regulatory purposes annual pension cost for the period beginning January 1, 2008, of approximately $40 million ($18 million on a Kansas jurisdictional basis), before amounts capitalized and amounts billed to the other joint owners of KCP&L’s power plants, through the creation of a regulatory asset or liability, as appropriate; and (iii) amortizing over ten years the costs incurred in 2006 of approximately $9 million ($4 million on a Kansas jurisdictional basis) associated with the skill set realignment.

The Agreement is subject to KCC approval, and is voidable if not approved in its entirety.  It is possible that KCC may approve the Agreement with changes, or may not approve the Agreement.  A decision is expected in December 2007, with approved rates to take effect January 1, 2008.

The rate increases were filed in order to help recover costs of air quality improvement investments included in KCP&L’s Comprehensive Energy Plan as well as higher fuel and other operational costs.

Regulatory Assets and Liabilities
KCP&L’s regulatory assets and liabilities are detailed in the following table.

	September 30	December 31
	2007	2006
Regulatory Assets	(millions)
Taxes recoverable through future rates	$70.8	$81.7
Loss on reacquired debt	6.0	6.4
Change in depreciable life of Wolf Creek	45.4	45.4
Cost of removal	8.0	8.2
Asset retirement obligations	18.1	16.9
SFAS 158 pension and post-retirement costs	177.2	190.0
Other pension and post-retirement costs	74.7	66.9
Surface Transportation Board litigation expenses	1.8	1.7
Deferred customer programs	10.5	5.9
2006 rate case expenses	1.9	2.6
2007 rate case expenses	0.9	-
Other	6.4	8.7
Total	$421.7	$434.4
Regulatory Liabilities
Emission allowances	$64.5	$64.5
Asset retirement obligations	40.7	35.6
Additional Wolf Creek amortization (Missouri)	14.7	14.6
Total	$119.9	$114.7

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs.  Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.  The regulatory asset for Statement of Financial Accounting Standards (SFAS) 158 pension and post-retirement costs at September 30, 2007, includes $2.5 million, net of related liabilities, not included in rate base, representing the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  The regulatory asset for other pension and post-retirement costs at September 30, 2007, includes $36.1 million representing pension settlements and financial and regulatory accounting method differences.  The pension settlements will be amortized over a five-year period beginning with the effective date of rates approved in KCP&L’s next rate case.  The accounting method difference will be eliminated over the life of the pension plans.  Certain insignificant items in Regulatory Assets – Other are also not included in rate base.

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

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) is a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006.  Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003.  For the three months ended September 30, 2007, Strategic Energy recorded no reduction of purchased power expenses and recorded $1.9 million year to date to reflect recoveries obtained through settlements primarily with Transmission Owners.  Strategic Energy did not record any significant SECA activity for the three months ended September 30, 2006.  Year to date September 30, 2006, Strategic Energy recorded a reduction of purchased power expense of $2.4 million for SECA, which partially offset $2.7 million of expense recorded in the first quarter.  Strategic Energy billed $1.3 million year to date September 30, 2006 of its SECA costs to its retail customers.  No further retail customer billings are anticipated pending the outcome of proceedings discussed below.

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

Investigation of Strategic Energy Non-Compliance
During the first quarter of 2007, Strategic Energy identified and self-reported an event of non-compliance to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations.  The regulator subsequently notified Strategic Energy in April 2007 of its intent to conduct an investigation, which concluded in October 2007.  There will not be any adverse actions or events as an outcome of this investigation significantly beyond the amount of penalty recorded at September 30, 2007.

7.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

In July 2007, pursuant to the terms of their credit agreements, Great Plains Energy and KCP&L transferred $200 million of unused lender commitments from the Great Plains Energy credit agreement to the KCP&L credit agreement.  The maximum aggregate amount available under the Great Plains Energy credit agreement was reduced to $400 million from $600 million, and the maximum aggregate amount available under the KCP&L credit agreement was increased to $600 million from $400 million.

Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2007, Great Plains Energy was in compliance with this covenant.  At September 30, 2007, Great Plains Energy had $36.0 million of outstanding borrowings with a weighted average interest rate of 5.95% and had issued letters of credit totaling $151.3 million under the credit facility as credit support for Strategic Energy.  At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy.

KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At September 30, 2007, KCP&L was in compliance with this covenant.  At September 30, 2007, KCP&L had $208.6 million of commercial paper outstanding, at a weighted-average interest rate of 5.79%, $6.8 million of letters of credit and $50.0 million of outstanding cash borrowings with a weighted average interest rate of 5.47%

under the facility.  At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, $8.7 million of letters of credit and no cash borrowings under the facility.

At September 30, 2007, Strategic Energy had a $135 million revolving credit facility with a group of banks, expiring in June 2009.  Under the agreement, $50.0 million in letters of credit had been issued and there were no cash borrowings at September 30, 2007.  At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the agreement.  In October 2007, Strategic Energy terminated the facility and entered into a new revolving credit facility with a group of banks, expiring in October 2010.  The new facility provides for loans and letters of credit not exceeding an aggregate of the lesser of $50 million or the borrowing base, which is generally 85% of Strategic Energy’s retail accounts receivables plus the amount of a Great Plains Energy guarantee.  Great Plains Energy issued an initial guarantee in the amount of $12.5 million and may increase the guarantee up to a maximum of $27.5 million to increase the borrowing base or to cure a default of the minimum fixed charge coverage ratio, provided that Great Plains Energy maintains certain favorable ratings on its senior unsecured debt.  Under the terms of the agreement, Strategic Energy is required to maintain, as of the end of each quarter, a minimum fixed charge coverage ratio of at least 1.05 to 1.0 and a minimum EBITDA, as defined in the agreement, for the four quarters then ended of $15 million through March 31, 2008 and thereafter increasing to $17.5 million (through September 30, 2008), $20 million (through March 31, 2009) and $22.5 million through maturity.

At the same time, Strategic Energy entered into an agreement to sell its current and future retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street and Fifth Third Bank ratably based on each purchaser’s commitments.  Strategic Receivables may also issue letters of credit to Strategic Energy, with the amount of such letters of credit being credited against the purchase price.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Strategic Energy transferred its outstanding letters of credit under the terminated revolving credit facility totaling $49.8 million to the receivables facility upon termination.

8.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2007	2006
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes	2007	$ -	$ 0.5
4.00%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%	2007	-	225.0
6.50%	2011	150.0	150.0
5.85%	2017	250.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.9)	(1.6)
EIRR bonds
4.75% Series 1998 A & B	2015	106.5	105.2
4.75% Series 1998 D	2017	40.0	39.5
4.65% Series 2005	2035	50.0	50.0
4.05% Series 2007 A & B	2035	146.5	-
Current liabilities
Current maturities		-	(225.5)
EIRR bonds classified as current		(146.5)	(144.7)
Total consolidated KCP&L excluding current maturities		1,003.4	607.2

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	-
Unamortized discount		(0.5)	-
7.74% Affordable Housing Notes	2007-2008	0.9	0.9
4.25% FELINE PRIDES Senior Notes		-	163.6
Current maturities		(0.6)	(164.2)
Total consolidated Great Plains Energy excluding current maturities		$ 1,103.2	$ 607.5
* Weighted-average interest rates at September 30, 2007.

Effective Interest Rates on Unsecured Notes at September 30, 2007
Interest rate swaps on KCP&L’s Series A, B and D EIRR bonds resulted in an effective interest rate of 6.67%.  As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s 6.05% Senior Notes is 5.78%.  During June 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the gain recognized in OCI on KCP&L’s 2006 Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s 5.85% Senior Notes is 5.72%.

During September 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the loss recognized in OCI on Great Plains Energy’s 2007 T-Locks, the effective interest rate on Great Plains Energy’s 6.875% Senior Notes is 7.33%.

EIRR Bonds Classified as Current Liabilities
KCP&L classified its 4.75% Series 1998 A, B and D EIRR bonds with maturity dates of 2015 and 2017 as current liabilities at September 30, 2007 and December 31, 2006.  The cash proceeds of $146.5 million from KCP&L’s unsecured EIRR Bonds Series 2007A and 2007B issued during the third quarter of 2007 were used to repay the 4.75% Series 1998 A, B and D EIRR bonds on October 1, 2007.

The EIRR Bonds Series 2007A and 2007B are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event that KCP&L issues debt secured by liens not permitted by the agreement, KCP&L is required to issue and deliver to FGIC first mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A and 2007B then outstanding.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
	(millions)
Consolidated KCP&L	$0.5	$0.5	$1.3	$1.5
Other Great Plains Energy	0.1	0.2	0.8	0.5
Total Great Plains Energy	$0.6	$0.7	$2.1	$2.0

9.	COMMON SHAREHOLDERS’ EQUITY

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

Great Plains Energy made a capital contribution to KCP&L of $94.0 million in the third quarter of 2007.  This contribution was used by KCP&L to repay a portion of its outstanding commercial paper.

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

Effective January 1, 2008, the Company is amending the defined benefit pension plan for management employees (other than WCNOC employees) to allow current employees the option to remain in the existing program or to choose a new retirement program which will provide, among other things, an enhanced benefit under the employee savings plan and a lower benefit accrual rate under the defined pension benefit plan.  Employees hired after September 1, 2007, will be placed in the new retirement program.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC.  The cost of post-retirement benefits charged to KCP&L is accrued during an employee's years of service and recovered through rates.

The following table provides the components of net periodic benefit costs prior to the effect of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended September 30	2007	2006	2007	2006
Components of net periodic benefit cost	(millions)
Service cost	$4.6	$4.7	$0.3	$0.3
Interest cost	7.5	7.8	1.0	0.7
Expected return on plan assets	(7.4)	(8.1)	(0.1)	(0.1)
Prior service cost	1.1	1.0	0.7	-
Recognized net actuarial loss	8.8	7.9	0.1	0.2
Transition obligation	-	-	0.3	0.3
Settlement charge	-	2.0	-	-
Net periodic benefit cost before
regulatory adjustment	14.6	15.3	2.3	1.4
Regulatory adjustment	(2.1)	(7.6)	-	-
Net periodic benefit cost	$12.5	$7.7	$2.3	$1.4

	Pension Benefits		Other Benefits
Year to Date September 30	2007	2006	2007	2006
Components of net periodic benefit cost	(millions)
Service cost	$13.8	$14.1	$0.8	$0.7
Interest cost	22.4	23.2	2.8	2.2
Expected return on plan assets	(22.2)	(24.5)	(0.5)	(0.4)
Prior service cost	3.3	3.2	1.4	0.1
Recognized net actuarial loss	26.5	23.9	0.4	0.6
Transition obligation	-	-	0.9	0.9
Settlement and termination charge	-	9.5	0.3	-
Net periodic benefit cost before
regulatory adjustment	43.8	49.4	6.1	4.1
Regulatory adjustment	(6.3)	(22.9)	-	-
Net periodic benefit cost	$37.5	$26.5	$6.1	$4.1

11.	EQUITY COMPENSATION

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
Compensation expense	(millions)
Great Plains Energy	$ 2.1	$ 1.2	$ 4.7	$ 2.9
KCP&L	1.4	0.7	3.1	1.8
Income tax benefits
Great Plains Energy	0.8	0.4	1.8	0.8
KCP&L	0.6	0.2	1.2	0.5

Performance Shares
Performance share activity year to date September 30, 2007, is summarized in the following table.  Performance adjustment represents the number of performance shares ultimately paid that can vary from the number of shares initially granted depending on Company performance, based on internal and external measures, over stated performance periods.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	254,771	$29.56
Performance adjustment	(22,070)
Granted	123,542	32.00
Issued	(42,169)	30.27
Forfeited	(4,385)	32.35
Ending balance	309,689	30.34
* weighted-average

At September 30, 2007, the remaining weighted-average contractual term was 1.4 years.  No performance shares were granted during the three months ended September 30, 2007 and 2006.  The weighted-average grant-date fair value of shares granted was $32.00 and $28.20 year to date September 30, 2007 and 2006, respectively.  At September 30, 2007, there was $4.1 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  No shares of common stock related to performance shares were issued during the three months ended September 30, 2007 and 2006.  The total fair value of shares of common stock related to performance shares issued year to date September 30, 2007 and 2006 was $1.3 million and $0.3 million, respectively.

Restricted Stock
Restricted stock activity year to date September 30, 2007, is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	140,603	$29.75
Granted and issued	348,527	31.93
Vested	(11,000)	30.01
Forfeited	(5,842)	31.40
Ending balance	472,288	31.33
* weighted-average

At September 30, 2007, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date September 30, 2007, was $27.76 and $31.93, respectively.  No restricted shares were granted during the three months ended September 30, 2006, and the weighted-average grant-date fair value of shares granted year to date September 30, 2006, was $28.22.  As of September 30, 2007, there was $8.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended was insignificant and $0.3 million year to date September 30, 2007.  No shares vested during the same periods in 2006.

12.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted		As Adjusted
Great Plains Energy	2007	2006	2007	2006
Current income taxes	(millions)
Federal	$15.9	$38.3	$22.0	$67.6
State	4.4	2.9	4.4	4.3
Total	20.3	41.2	26.4	71.9
Deferred income taxes
Federal	5.8	(11.6)	19.1	(25.3)
State	(2.2)	(1.8)	1.7	(6.0)
Total	3.6	(13.4)	20.8	(31.3)
Investment tax credit amortization	(0.4)	(0.8)	(1.1)	(2.3)
Total	$23.5	$27.0	$46.1	$38.3

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted		As Adjusted
Consolidated KCP&L	2007	2006	2007	2006
Current income taxes	(millions)
Federal	$13.8	$36.5	$25.2	$60.0
State	2.4	4.6	4.7	7.3
Total	16.2	41.1	29.9	67.3
Deferred income taxes
Federal	15.9	(0.5)	15.1	(1.4)
State	1.8	-	1.8	(0.1)
Total	17.7	(0.5)	16.9	(1.5)
Investment tax credit amortization	(0.4)	(0.8)	(1.1)	(2.3)
Total	$33.5	$39.8	$45.7	$63.5

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense		Income Tax Rate
Great Plains Energy		As Adjusted		As Adjusted
Three Months Ended September 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$29.9	$29.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	0.2	0.9	0.2
Amortization of investment tax credits	(0.4)	(0.8)	(0.4)	(0.9)
Federal income tax credits	(3.1)	(2.1)	(3.7)	(2.5)
State income taxes	1.7	0.9	2.0	1.0
Changes in uncertain tax positions, net	-	0.1	0.1	0.2
Aquila transaction costs	(2.9)	-	(3.4)	-
Other	(2.5)	(0.3)	(3.2)	(0.5)
Total	$23.5	$27.0	27.3%	32.5%

	Income Tax Expense		Income Tax Rate
Great Plains Energy		As Adjusted		As Adjusted
Year to Date September 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$55.0	$46.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.5	0.9	1.6	0.7
Amortization of investment tax credits	(1.1)	(2.3)	(0.7)	(1.7)
Federal income tax credits	(6.9)	(4.5)	(4.4)	(3.4)
State income taxes	3.9	-	2.5	(0.1)
Changes in uncertain tax positions, net	0.2	0.2	0.1	0.1
Aquila transaction costs	(2.9)	-	(1.8)	-
Other	(4.6)	(2.0)	(3.0)	(1.5)
Total	$46.1	$38.3	29.3%	29.1%

	Income Tax Expense		Income Tax Rate
Consolidated KCP&L		As Adjusted		As Adjusted
Three Months Ended September 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$38.6	$38.3	35.0%	35.0%
Differences between book and tax
depreciation not normalized	0.8	0.2	0.7	0.2
Federal income tax credits	(2.6)	(0.9)	(2.3)	(0.8)
Amortization of investment tax credits	(0.4)	(0.8)	(0.3)	(0.7)
State income taxes	3.3	3.0	3.0	2.7
Changes in uncertain tax positions, net	(0.3)	0.1	(0.2)	0.1
Parent company tax benefits	(4.4)	(1.1)	(4.0)	(1.0)
Other	(1.5)	1.0	(1.5)	0.9
Total	$33.5	$39.8	30.4%	36.4%

	Income Tax Expense		Income Tax Rate
Consolidated KCP&L		As Adjusted		As Adjusted
Year to Date September 30	2007	2006	2007	2006
	(millions)
Federal statutory income tax	$56.3	$63.9	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.5	0.9	1.6	0.5
Federal income tax credits	(5.7)	(0.9)	(3.5)	(0.5)
Amortization of investment tax credits	(1.1)	(2.3)	(0.7)	(1.3)
State income taxes	4.6	4.7	2.9	2.6
Changes in uncertain tax positions, net	(0.1)	0.6	(0.1)	0.3
Parent company tax benefits	(7.6)	(3.3)	(4.7)	(1.8)
Other	(3.2)	(0.1)	(2.1)	-
Total	$45.7	$63.5	28.4%	34.8%

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

In addition with the adoption of FIN No. 48, Great Plains Energy and consolidated KCP&L elected to make an accounting policy change to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  As of the date of adoption, Great Plains Energy and consolidated KCP&L had $6.4 million and $2.4 million, respectively, accrued for the payment of interest.  No amounts were accrued for penalties with respect to unrecognized tax benefits.  At September 30, 2007, Great Plains Energy and consolidated KCP&L had $7.8 million and $3.0 million, respectively, accrued for the payment of interest.

Subsequent to adoption, Great Plains Energy filed amended returns based on research and development tax credit studies completed for the 2000 through 2004 tax years.  This resulted in a release of unrecognized tax benefits of $2.2 million for both Great Plains Energy and consolidated KCP&L.  At September 30, 2007, the total amount of uncertain tax benefits for Great Plains Energy and consolidated KCP&L was $21.6 million and $19.5 million, respectively.

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

It is reasonably possible that, as a result of a settlement agreement for the federal audit of the 2000 through 2003 tax years expected to be reached by September 2008, federal and state unrecognized tax benefits related primarily to the timing of tax deductions would be recognized by Great Plains Energy and consolidated KCP&L, as well as reversal of accrued interest for the relevant tax years.  As of the date of adoption, an estimate of the range of the reasonably possible recognition of unrecognized tax benefits, net of reversal of accrued interest, was $5 million to $7 million for Great Plains Energy and $7 million to $9 million for consolidated KCP&L.  At September 30, 2007, an estimate of the range of the reasonably possible recognition of unrecognized tax benefits, net of reversal of accrued interest, is $3 million to $5 million for Great Plains Energy and $6 million to $8 million for consolidated KCP&L.

13.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services.  These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L.  These costs totaled $3.6 million and $11.4 million for the three months ended and year to date September 30, 2007, respectively, and $4.6 million and $14.1 million for the same periods in 2006.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  At September 30, 2007, and December 31, 2006, consolidated KCP&L had a short-term intercompany payable to Services of $1.2 million and $2.5 million, respectively.  Also at September 30, 2007, and December 31, 2006, consolidated KCP&L had a long-term intercompany payable to Services of $5.9 million and $5.7 million, respectively, related to unrecognized pension expense.  At September 30, 2007, and December 31, 2006, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.6 million.

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

KCP&L seeks to use current environmental technology.  KCP&L conducts environmental audits designed to ensure compliance with governmental regulations.  At September 30, 2007, and December 31, 2006, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers water monitoring at one site.  The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid.

Environmental-related legislation is continually introduced in Congress.  Such legislation typically includes various compliance dates and compliance limits.  It is possible that legislation could be enacted at the federal or state level to address global climate change, including efforts to reduce and control the emission of greenhouse gases, such as CO2, which is created in the combustion of fossil fuels.  In addition, there could be national and state mandates to produce a set percentage of electricity from renewable forms of energy, such as wind.  The probability and impact of such legislation cannot be reasonably estimated at this time, including the cost to install new pollution control equipment to achieve compliance, but such legislation could have the potential for a significant financial impact on KCP&L.  KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.  KCP&L will continue to monitor proposed legislation.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

The following table contains current estimates of KCP&L’s capital expenditures (exclusive of allowance for funds used during construction and property taxes) to comply with environmental laws and regulations described below, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  The ultimate cost could be significantly different from the amounts estimated.  The demand for environmental projects among utilities in the United States continues to present upward pressure on pricing and lead times for environmental control equipment.  KCP&L has obtained contracts to date for approximately 84% of the estimated direct costs of its Iatan No. 1 environmental project, which has enabled KCP&L to refine the cost estimate of this project.  Additionally, the impact of the current pricing pressure is relatively less on this project than on other environmental projects where contracts have not been awarded yet.  KCP&L has also developed more detailed project definition and cost estimates for the LaCygne Station environmental projects, reflecting increases in both project scope and prices.  The developments regarding these two projects are the primary drivers of the increases in the estimated environmental expenditure ranges from what was disclosed in Great Plains Energy’s and consolidated KCP&L’s 2006 Form 10-K and Form 10-Q for the second quarter of 2007.  KCP&L continues to refine its cost estimates detailed in the table below and explore alternatives.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

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

Clean Air Estimated Required
Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$426	-	1,020		$-		$426	-	1,020	(b)
Incremental BART		-		538	-	657	538	-	657	(c)
Incremental CAMR	11	-	15	5	-	6	16	-	21
Estimated required environmental expenditures	$437	-	1,035	$543	-	663	$980	-	1,698
(a)	The amounts reflect KCP&L's portion of the cost of projects at jointly-owned units.
(b)	Reflects an estimated $275 million to $287 million associated with the Iatan No. 1 environmental project included in the Comprehensive Energy Plan.
(c)	Reflects an estimated $261 million to $318 million associated with the LaCygne No. 1 baghouse and scrubber project included in the Comprehensive Energy Plan.

The table above has been adjusted from what was disclosed in Great Plains Energy’s and consolidated KCP&L’s 2006 Form 10-K to remove approximately $41 million for the first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, which was completed and placed into service during the second quarter of 2007.  The table has not been adjusted for other environmental expenditures since 2006 of approximately $75 million related to the projects contemplated in the table above.

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

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances in the open market as needed.  The final CAIR rule establishes a market-based cap-and-trade program.  Missouri has approved a State Implementation Plan (SIP), which includes an emission allowance allocation mechanism, and in September 2007, EPA published its approval of the SIP in the Federal Register.  Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year, with SO2 emission allowances transferable among all regulated facilities nationwide and NOx emission allowances transferable among all regulated facilities within the 28 CAIR states.  KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements.  At September 30, 2007, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 122,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC and in October 2007, KCP&L sold 25,000 SO2 emission allowances.

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

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri.  The CAIR suggests that states that meet the CAIR requirements through installation of environmental control equipment may also meet BART requirements for individual sources.  Missouri has included this understanding as part of its CAIR SIP.  Depending on the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.   Kansas is not a CAIR state and therefore BART will impact LaCygne Nos. 1 and 2.  KCP&L is in discussions with the Kansas Department of Health and Environment (KDHE) regarding a Regional Haze (also referred to as BART) Agreement that will become part of the Kansas Regional Haze State Implementation Plan.  States must submit a BART implementation plan in 2007.  In the Collaboration Agreement with Sierra Club and Concerned Citizens of Platte County, KCP&L agreed to seek, through the BART regulation process, a consent agreement with the KDHE incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the New Source Performance Standards of the Clean Air Act.  The rule established a market-based cap-and-trade program that will reduce nationwide utility emissions of mercury in two phases.  The first phase cap is effective January 1, 2010, and will establish a permanent nationwide cap of 38 tons of mercury for coal-fired power plants.  Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART.  The second phase is effective January 1, 2018, and will establish a permanent nationwide cap of 15 tons of mercury for coal-fired power plants.  When fully implemented, the rule will reduce utility emissions of mercury by nearly 70% from current emissions of 48 tons per year.  Both Missouri and Kansas have approved the SIPs implementing the CAMR cap-and-trade program.  In September 2007, EPA published its approval of the Missouri SIP in the Federal Register.  The Kansas SIP is currently being reviewed by EPA.

Facilities will be required to hold allowances for each ounce of mercury emitted in any given year and allowances will be readily transferable among facilities nationwide.  Under the cap-and-trade program, KCP&L will be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance.  While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018.  Management expects capital expenditures will be required to install additional pollution control equipment to meet the second phase cap.  During the ensuing years, management will closely monitor advances in technology for removal of mercury from Powder River Basin (PRB) coal and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date.

Carbon Dioxide
Many bills concerning CO2 are being debated in the U.S. Congress.  There are various compliance dates and nationwide caps stipulated in the bills.  The U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if EPA forms a judgment that such emissions contribute to climate change.  If EPA forms such a judgment, it may ultimately regulate other sources of CO2, which may include KCP&L facilities.  In addition, the Secretary of the KDHE stated in October 2007, that the KDHE intends to work with various industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  CO2 regulation has the potential for a significant financial impact on KCP&L in connection with achieving compliance with limits that may be established.  However, the financial consequences to KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of these bills.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 emission offsets.

Ozone
In June 2007, the Missouri Department of Natural Resources (MDNR) and KDHE submitted to EPA for approval their respective maintenance plans for the control of ozone for the Kansas City area.  These plans were approved by EPA in July 2007.  As part of the SIP requirements, contingency control measures were included.  These measures would go into effect only if associated triggers (such as a violation of the eight-hour ozone standard) occur.  It is anticipated the proposed controls for CAIR and BART will provide the required contingency control measures at KCP&L’s generation facilities.

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

Also in June 2007, EPA issued a proposal for comment to reduce the existing eight-hour ozone national ambient air quality standard.  The proposal recommends an ozone standard within a range of 0.07 to 0.075 parts per million (ppm).  EPA also is taking comments on alternative standards within a range from 0.06 ppm up to the level of the current eight-hour ozone standard, which is 0.08 ppm.  The Kansas City area may have difficulty attaining a revised standard in the future.  EPA has taken public comments and will issue final standards by March 12, 2008.  Although it is difficult to determine the ultimate impact of the proposal at this time, it could have a significant impact on Great Plains Energy's and consolidated KCP&L's results of operations and financial position.  Management will continue to monitor proposed revisions to the standard.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to MDNR in June 2007.  MDNR will conduct its own BACT analysis and determine the final emission limit.  Although KCP&L believes the emission limit submitted is a BACT limit and can be achieved by the currently proposed emission control equipment, MDNR may ultimately determine a BACT limit for sulfuric acid mist that could require additional control equipment.  The above Clean Air Estimated Required Environmental Expenditures table does not reflect the potential costs for additional controls that may be required to meet such a determination.  If MDNR does make such a determination, KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve compliance.

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

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a material adverse effect on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Contractual Obligations
Great Plains Energy’s and consolidated KCP&L’s contractual obligations for KCP&L’s Comprehensive Energy Plan were $140.5 million for the remainder of 2007 and $472.4 million, $135.9 million and $14.0 million for the years 2008 through 2010, respectively.  Great Plains Energy’s and consolidated KCP&L’s other contractual obligations have not significantly changed at September 30, 2007, compared to December 31, 2006.

15.	LEGAL PROCEEDINGS

Union Pacific
In 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  A procedural schedule was issued by the STB in May 2007, and KCP&L and Union Pacific submitted reply evidence on August 20, 2007.  Given this expedited schedule, the STB has indicated it may issue a final decision on this rate complaint in the fourth quarter of 2007.  Until the case is decided, KCP&L is paying the higher tariff rates subject to refund.

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

Class Action Complaint
In 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania.  The plaintiffs purportedly represent the interests of certain customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for a certain product in Pennsylvania.  The complaint seeks monetary damages alleged to be in excess of $25,000, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy.  In response to Strategic Energy’s preliminary objections, plaintiffs filed an amended complaint in July 2006, and Strategic Energy filed its preliminary objections in July 2007.  Plaintiff’s counsel agreed to file an additional amended complaint in response to Strategic Energy’s preliminary objections.  Management is awaiting the amended complaint and is unable to predict the outcome of this case.

Texas Customer Dispute
In February 2006, a customer in Texas that procures electricity for schools notified Strategic Energy that it had selected another provider for its school members during the time it was under contract with Strategic Energy.  Strategic Energy exercised it rights under the agreement for breach.  In June 2006, Strategic Energy received a notice of demand for arbitration from the customer pursuant to the agreement.  In July 2007, the parties settled this matter and there was no material impact on the Company’s financial position or results of operations.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit, alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District.  In May 2006, the Court of Appeals affirmed the judgment.  In July 2006, Weinstein filed an application for transfer of this case to the Missouri Supreme Court, which was granted.  Oral arguments were presented to the Missouri Supreme Court in December 2006.  In May 2007, the Missouri Supreme Court reversed the summary judgment and remanded the case to the trial court.  In July 2007, Weinstein filed a renewed Motion for Summary Judgment and KLT Telecom responded in opposition in August 2007.  A hearing on the motion is anticipated to occur in the fourth quarter of 2007.  A $15 million reserve was recorded in 2001 for this matter.

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

Three Months Ended		Strategic		Great Plains
September 30, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$416.0	$576.0	$-	$992.0
Depreciation and amortization	(44.1)	(2.1)	-	(46.2)
Interest charges	(17.1)	(0.9)	(10.2)	(28.2)
Income taxes	(33.5)	4.7	5.3	(23.5)
Loss from equity investments	-	-	(0.4)	(0.4)
Net income (loss)	76.5	(4.1)	(10.3)	62.1

As Adjusted
Three Months Ended		Strategic		Great Plains
September 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$359.3	$459.2	$-	$818.5
Depreciation and amortization	(38.5)	(1.9)	-	(40.4)
Interest charges	(15.5)	(0.6)	(1.9)	(18.0)
Income taxes	(40.0)	10.2	2.8	(27.0)
Loss from equity investments	-	-	(0.4)	(0.4)
Net income (loss)	70.7	(10.9)	(3.9)	55.9

Year to Date		Strategic		Great Plains
September 30, 2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$990.8	$1,470.1	$-	$2,460.9
Depreciation and amortization	(130.9)	(6.2)	-	(137.1)
Interest charges	(52.0)	(2.4)	(13.4)	(67.8)
Income taxes	(45.7)	(9.1)	8.7	(46.1)
Loss from equity investments	-	-	(1.1)	(1.1)
Net income (loss)	115.1	16.5	(20.5)	111.1

As Adjusted
Year to Date		Strategic		Great Plains
September 30, 2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$890.6	$1,129.2	$-	$2,019.8
Depreciation and amortization	(112.8)	(5.8)	-	(118.6)
Interest charges	(45.4)	(1.5)	(6.2)	(53.1)
Income taxes	(63.7)	17.4	8.0	(38.3)
Loss from equity investments	-	-	(1.0)	(1.0)
Net income (loss)	120.3	(17.6)	(9.5)	93.2

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
September 30, 2007	(millions)
Assets	$4,313.6	$476.9	$44.9	$4,835.4
Capital expenditures (a)	359.7	3.0	0.7	363.4
December 31, 2006
Assets	$3,858.0	$459.6	$18.1	$4,335.7
Capital expenditures (a)	476.0	3.9	0.2	480.1
(a) Capital expenditures reflect year to date amounts for the periods presented.

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment.  Other includes HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

Three Months Ended			Consolidated
September 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$416.0	$-	$416.0
Depreciation and amortization	(44.1)	-	(44.1)
Interest charges	(17.1)	-	(17.1)
Income taxes	(33.5)	-	(33.5)
Net income	76.5	0.1	76.6

As Adjusted
Three Months Ended			Consolidated
September 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$359.3	$-	$359.3
Depreciation and amortization	(38.5)	-	(38.5)
Interest charges	(15.5)	(0.1)	(15.6)
Income taxes	(40.0)	0.2	(39.8)
Net income (loss)	70.7	(1.2)	69.5

Year to Date			Consolidated
September 30, 2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$990.8	$-	$990.8
Depreciation and amortization	(130.9)	-	(130.9)
Interest charges	(52.0)	-	(52.0)
Income taxes	(45.7)	-	(45.7)
Net income (loss)	115.1	-	115.1

As Adjusted
Year to Date			Consolidated
September 30, 2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$890.6	$-	$890.6
Depreciation and amortization	(112.8)	-	(112.8)
Interest charges	(45.4)	(0.1)	(45.5)
Income taxes	(63.7)	0.2	(63.5)
Net income (loss)	120.3	(1.2)	119.1

			Consolidated
	KCP&L	Other	KCP&L
September 30, 2007	(millions)
Assets	$4,313.6	$2.1	$4,315.7
Capital expenditures (a)	359.7	-	359.7
December 31, 2006
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures (a)	476.0	-	476.0
(a) Capital expenditures reflect year to date amounts for the periods presented.

17.	DERIVATIVE INSTRUMENTS

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

Interest Rate Risk Management
Fair Value Hedges
In 2002, KCP&L remarketed its Series 1998 A, B and D EIRR bonds totaling $146.5 million to a five-year fixed interest rate of 4.75% ending October 1, 2007.  Simultaneously with the remarketing, KCP&L entered into an interest rate swap for the $146.5 million based on the London Interbank Offered Rate (LIBOR) to effectively create a floating interest rate obligation, which expired on October 1, 2007.  The transaction was a fair value hedge with no ineffectiveness.  Changes in the fair market value of the swap were recorded on the balance sheet as an asset or liability with an offsetting entry to the respective debt balances with no net impact on net income.

Forward Starting Swaps
In July 2007, Great Plains Energy entered into three Forward Starting Swaps (FSS), with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The long-term debt issuance is contingent on the consummation of the acquisition of Aquila.  If the merger is terminated due to regulatory actions, neither Great Plains Energy or the counterparty to these transactions are obligated to settle the FSS since the fair value of the FSS is set to zero.  The FSS was designed to effectively remove most of the interest rate and credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance what its future interest costs on that debt will be.  The transaction is an economic hedge (non-hedging derivative) that does not qualify for cash flow hedge accounting.  The change in the fair value of this derivative instrument increased interest expense by $9.0 million for the three months ended and year to date September 30, 2007.

In 2006, KCP&L entered into two FSS to hedge against interest rate fluctuations on the $250.0 million 10-year long-term debt that KCP&L issued in the second quarter of 2007.  The FSS settled simultaneously with the issuance of the long-term fixed rate debt.  The FSS removed most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be.  The FSS were accounted for as a cash flow hedge and no ineffectiveness was recorded on the FSS.  A pre-tax gain of $3.3 million on the FSS was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At September 30, 2007, KCP&L had $3.2 million recorded in OCI for the FSS.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  The T-Locks will settle simultaneously with the issuance of the long-term fixed rate debt.  The T-Locks remove the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance what its future interest costs on that debt will be.  The T-Locks are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  No ineffectiveness has been recorded on the T-Locks.  The pre-tax gain or loss on the T-Locks recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

In 2007, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $100.0 million 10-year long-term debt that Great Plains Energy issued in the third quarter of 2007.  The T-Lock settled simultaneously with the issuance of the long-term fixed rate debt.  The T-Lock removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance what its future interest costs on that debt would be.  The T-Lock was accounted for as cash flow hedge and no ineffectiveness was recorded on the T-Lock.  A pre-tax loss of $4.5 million on the T-Lock was recorded to OCI and is being reclassified to interest expense over the life of the issued 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At September 30, 2007, Great Plains Energy had $4.5 million recorded in OCI for this T-Lock.  Great Plains Energy had originally hedged this debt in 2006 using a T-Lock.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated.  The $0.2 million gain recorded in OCI at December 31, 2006, and the first quarter fair value loss of $0.1 million was reclassified to interest expense as cash flow ineffectiveness.

In 2005, KCP&L entered into two T-Locks to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $250.0 million 30-year long-term debt that KCP&L issued in 2005.  The T-Locks settled simultaneously with the issuance of the long-term fixed rate debt.  The T-Locks removed the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance what its future interest costs on that debt would be.  The T-Locks were accounted for as cash flow hedges and no ineffectiveness was recorded on the T-Locks.  A pre-tax gain of $12.0 million on the T-Locks was recorded to OCI and is being reclassified to interest expense over the life of the issued 30-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At September 30, 2007, KCP&L had $11.2 million recorded in OCI for the 2005 T-Locks.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  As of September 30, 2007, KCP&L had hedged 17% and 4% of its 2008 and 2009 projected natural gas usage for retail load and firm MWh sales, respectively, primarily by utilizing fixed forward physical contracts and financial calls.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.  KCP&L did not record any gains or losses due to ineffectiveness during the three months ended and year to date September 30, 2007 and 2006.

KCP&L has entered into an economic hedge (non-hedging derivative) that does not qualify for cash flow hedge accounting.  The change in the fair value of this derivative instrument recorded as a component of electric revenues was a gain of $0.2 million and $0.6 million for the three months ended and year to date September 30, 2007, respectively.

Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility.  Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.25 years at September 30, 2007, and 5.5 years at December 31, 2006.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power.  When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power expense.  Purchased power expense for the three months ended and year to date September 30, 2007, includes a loss of $16.1 million and a gain of $5.5 million, respectively, due to ineffectiveness of the cash flow hedges, and a $13.1 million and $27.1 million loss for the same periods of 2006.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting.  The changes in the fair value of these derivative instruments recorded as a component of purchased power expense were a loss of $3.2 million and $13.5 million for the three months ended September 30, 2007 and 2006, respectively, and a $15.0 million gain and $37.4 million loss year to date September 30, 2007 and 2006, respectively.

The fair value of non-hedging derivatives at September 30, 2007, also includes certain forward contracts at Strategic Energy that were amended during 2005.  Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133.  As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle.  For the three months ended September 30, 2007 and 2006, Strategic Energy amortized $0.2 million and $0.4 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  Year to date September 30, 2007 and 2006, Strategic Energy amortized $0.6 million and $5.0 million, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008.  After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	September 30		December 31
	2007		2006
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$302.2	$(23.5)	$477.5	$(38.9)
Non-hedging derivatives	89.4	(7.6)	37.1	(6.8)
Forward contracts
Cash flow hedges	1,022.9	(28.4)	871.5	(69.7)
Non-hedging derivatives	318.5	(9.0)	250.7	(24.8)
Anticipated debt issuance
Forward starting swap	-	-	225.0	(0.4)
Treasury lock	350.0	(9.9)	77.6	0.2
Non-hedging derivatives	250.0	(9.0)	-	-
Interest rate swaps
Fair value hedges	146.5	-	146.5	(1.8)
Consolidated KCP&L
Swap contracts
Cash flow hedges	1.9	-	-	-
Forward contracts
Cash flow hedges	1.4	(0.1)	6.1	(0.5)
Non-hedging derivatives	3.4	0.6	-	-
Anticipated debt issuance
Forward starting swap	-	-	225.0	(0.4)
Interest rate swaps
Fair value hedges	146.5	-	146.5	(1.8)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	September 30	December 31	September 30	December 31
	2007	2006	2007	2006
	(millions)
Current assets	$12.1	$12.7	$14.4	$12.0
Other deferred charges	3.9	1.7	-	-
Other current liabilities	(50.4)	(56.3)	(0.1)	(1.3)
Deferred income taxes	15.1	32.1	(5.4)	(4.0)
Other deferred credits	(2.5)	(35.3)	-	-
Total	$(21.8)	$(45.1)	$8.9	$6.7

Great Plains Energy’s accumulated OCI in the table above at September 30, 2007, includes a loss of $38.2 million that is expected to be reclassified to expenses over the next twelve months.  Consolidated KCP&L’s accumulated OCI includes a gain of $0.7 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
Great Plains Energy	(millions)
Purchased power expense	$26.1	$13.0	$64.4	$29.6
Interest expense	(0.2)	(0.1)	(0.4)	(0.3)
Income taxes	(10.6)	(5.3)	(26.1)	(12.2)
OCI	$15.3	$7.6	$37.9	$17.1
Consolidated KCP&L
Interest expense	$(0.3)	$(0.1)	$(0.5)	$(0.3)
Income taxes	0.1	-	0.2	0.1
OCI	$(0.2)	$(0.1)	$(0.3)	$(0.2)

18.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly owned electric utility plants at September 30, 2007, is detailed in the following table.

	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2
	Unit	Units	Unit	Unit
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%

Utility plant in service	$1,379.9	$392.6	$275.6	$-
Accumulated depreciation	741.3	260.1	198.3	-
Nuclear fuel, net	64.4	-	-	-
Construction work in progress	21.5	0.7	87.7	217.0
KCP&L's 2007 accredited capacity-MWs	548	709	460 (a)	-
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

Executive Summary
At KCP&L, both retail and wholesale revenues were higher for the three months ended September 30, 2007, compared to the same period last year.  Favorable weather, new retail rates and customer growth more than offset higher purchased power expense and higher operating expenses.  Retail and wholesale revenues were higher year to date September 30, 2007, compared to the same period last year; however, outages at base load generating units during the first half of 2007 led to increased use of natural gas, increased purchased power expense and increased maintenance expense.  For both the three months ended and year to date September 30, 2007, KCP&L experienced higher pension costs due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007, and higher depreciation and amortization expense.

On May 9, 2007, KCP&L experienced a steam pipe rupture at Iatan No. 1, which resulted in two fatalities.  The repair and precautionary work on Iatan No. 1 resulted in an 18-day outage.  An Occupational Safety and Health Administration (OSHA) investigation is on-going and expected to be completed before the end of the year.  Management is unable to predict the outcome of this investigation.

At Strategic Energy, average retail gross margin per MWh for the three months ended September 30, 2007, increased compared to the same period last year primarily due to the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Average retail gross margins per MWh without the impact of unrealized fair value gains and losses on energy contracts increased slightly due to increased retail MWh deliveries to the small business segment, which has a higher margin, and lower customer acquisition costs.

Average retail gross margin per MWh year to date September 30, 2007, increased compared to the same period last year primarily due to the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Average retail gross margins per MWh without the impact of unrealized fair value gains and losses on energy contracts decreased primarily due to increased purchased power expense associated with a resettlement attributable to under-reported deliveries to one of the primary market regulators where Strategic Energy conducts scheduling and settlement operations, the disposition of previously-acquired power at lower than contracted prices and the absence of supplier contract settlements.  Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized potential penalty expense related to the purchased power adjustment for under-reported deliveries.

Anticipated Acquisition of Aquila, Inc.
In February 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first quarter of 2008.  Activity related to the anticipated acquisition of Aquila is as follows:

•
In April 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy.  These filings were updated in August 2007.  The MPSC Staff has filed testimony asserting that the transaction is detrimental to the public interest and should not be approved.  Other parties in the MPSC case have asserted that the transaction should not be approved, or approved with conditions.  Evidentiary hearings are scheduled for December 2007 in Missouri and January 2008 in Kansas, with decisions expected in the first quarter of 2008.

•
In April 2007, Aquila and Black Hills filed applications with the Colorado Public Utilities Commission (CPUC), KCC, the Nebraska Public Service Commission (NPSC) and the Iowa Utilities Board (IUB) seeking approval of the sale of assets to Black Hills.  The IUB and NPSC have approved the sale of assets.

•
In May 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC for approval of the transactions.  On October 18, 2007, FERC granted the joint application.

•
In July 2007, Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications relating to the acquisition of Aquila by Great Plains Energy, and received early termination of the waiting period on August 27, 2007.

•
In October 2007, Great Plains Energy received approval from its shareholders to issue common stock in connection with the anticipated acquisition of Aquila and Aquila’s shareholders approved the acquisition of Aquila by Great Plains Energy.

•	Integration planning is underway.

See Note 2 to the consolidated financial statements for additional information.

Strategic Energy Alternatives Review
Great Plains Energy has retained Merrill Lynch & Co. as financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  The alternatives may include, among others, continuation of Strategic Energy’s current subsidiary status and business plans, joint ventures with strategic partners, acquisitions of similar businesses, or sales of part or all of Strategic Energy.  There is no assurance regarding which of the foregoing alternatives, if any, will be selected, or the terms of any possible joint venture, acquisition or sale.

EXECUTING ON STRATEGIC INTENT

KCP&L’s Comprehensive Energy Plan
KCP&L continues to execute on its Comprehensive Energy Plan.  The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, was completed and placed into service during the second quarter of 2007.  Environmental upgrades at Iatan No. 1 are currently underway and completion is scheduled for late 2008.  An outage at Iatan No. 1 is planned to complete and place in service these environmental upgrades during the fourth quarter of 2008.  Construction of Iatan No. 2 is on-going and on schedule for completion in 2010.  The erection of the stack liner continues, underground utilities and foundations are proceeding on schedule, boiler foundations have been released to the boiler erection contractor, steel erection has commenced and the turbine generator pedestal is complete.

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties and KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions.  Under the Collaboration Agreement, KCP&L will, among other things, pursue increasing its wind generation capacity by 100 MW by year-end 2010 and another 300 MW by year-end 2012, subject to regulatory approval.  In April 2007, KCP&L issued a request for proposals to develop 100 MW of wind generation in Missouri and/or Kansas.  The request is an outgrowth of commitments under the Comprehensive Energy Plan.  KCP&L has received proposals, which are being evaluated.  KCP&L will address the other items contemplated in the Collaboration Agreement in its integrated resource planning and comprehensive energy planning processes expected to be completed in the third and fourth quarters of 2008.  See Notes 6 and 14 to the consolidated financial statements for additional information.

KCP&L Regulatory Proceedings
On February 1, 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%, which, if approved, would take effect January 1, 2008.  In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.  Evidentiary hearings were held in October 2007, true-up hearings are anticipated in November 2007 and a decision is expected in December 2007.

On March 1, 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million or 10.8%, along with a proposed energy cost adjustment clause, which, if approved, would take effect January 1, 2008.  KCP&L reached a negotiated settlement of its request with certain parties to the rate proceedings and in September 2007 filed a Joint Stipulation and Agreement (Agreement) containing the settlement with KCC.  The Agreement stipulates a $28 million increase in annual revenues effective January 1,

2008, with $11 million of that amount treated for accounting purposes as an increase to the depreciation reserve.  The Agreement also recommends an Energy Cost Adjustment Clause (ECA) tariff.  The ECA tariff will reflect the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  The Agreement is subject to KCC approval, and is voidable if not approved in its entirety.  It is possible that KCC may approve the Agreement with changes, or may not approve the Agreement.  A decision is expected in December 2007.  See Note 6 to the consolidated financial statement for additional information.

The rate increases were filed in order to help recover costs of air quality improvement investments included in KCP&L’s Comprehensive Energy Plan as well as higher fuel and other operational costs.

KCP&L BUSINESS OVERVIEW

KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 507,000 customers in the states of Missouri and Kansas.  KCP&L has continued to experience modest load growth.  Load growth consists of higher usage per customer and the addition of new customers.  Retail electricity rates are below the national average.

KCP&L’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Less than 1% of revenues currently include a fuel cost adjustment clause; however, an energy cost adjustment clause is expected to be implemented in Kansas retail rates in 2008.

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

Strategic Energy provides services to approximately 110,200 commercial, institutional and small manufacturing accounts (for approximately 26,000 customers) including numerous Fortune 500 companies, smaller companies and governmental entities.  Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products.  Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates was 57% for the three months ended and 48% year to date September 30, 2007.  The corresponding volume-based customer retention rates including month-to-month customers on market-based rates was 74% and 60%, respectively.  The year to date retention rates are lower than the typical rates experienced by Strategic Energy, reflecting Strategic Energy's decision not to renew two large customer accounts during the second quarter.

Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates.  In these states, Strategic Energy continues to experience improvement in certain key metrics, including forecasted future MWh commitments (backlog) growth.  Total backlog grew to 37.4 million MWh at September 30, 2007, compared to 28.4 million MWh at September 30, 2006.  Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 5.3 million MWh for the remainder of 2007, 15.9 million MWh and 7.6 million MWh for the years 2008 and 2009, respectively, and 8.6 million MWh over the years 2010 through 2012.  Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers.  Strategic Energy’s projected MWh deliveries for 2007 are in the range of 19 million to 21 million MWhs.

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

RELATED PARTY TRANSACTIONS

See Note 13 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
	(millions)
Operating revenues	$992.0	$818.5	$2,460.9	$2,019.8
Fuel	(75.6)	(76.3)	(186.2)	(178.1)
Purchased power	(606.8)	(467.4)	(1,467.2)	(1,136.2)
Other operating expenses	(150.4)	(139.4)	(448.7)	(397.1)
Skill set realignment costs	-	(1.4)	-	(15.9)
Depreciation and amortization	(46.2)	(40.4)	(137.1)	(118.6)
Gain on property	-	-	-	0.6
Operating income	113.0	93.6	221.7	174.5
Non-operating income and expenses	1.2	7.7	4.4	11.1
Interest charges	(28.2)	(18.0)	(67.8)	(53.1)
Income taxes	(23.5)	(27.0)	(46.1)	(38.3)
Loss from equity investments	(0.4)	(0.4)	(1.1)	(1.0)
Net income	62.1	55.9	111.1	93.2
Preferred dividends	(0.3)	(0.5)	(1.2)	(1.3)
Earnings available for common shareholders	$61.8	$55.4	$109.9	$91.9

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

Three Months Ended September 30, 2007, Compared to September 30, 2006
Great Plains Energy’s earnings for the three months ended September 30, 2007, increased to $61.8 million, or $0.72 per share, from earnings of $55.4 million, or $0.69 per share, in the same period in 2006.  A higher average number of common shares, primarily due to the issuance of 5.2 million shares to the holders of FELINE PRIDES in February 2007, diluted 2007 earnings per share by $0.05.

Consolidated KCP&L’s net income increased to $76.6 million for the three months ended September 30, 2007, compared to $69.5 million for the same period in 2006.  Increased retail and wholesale revenues were partially offset by increased purchased power expense as lower natural gas prices allowed KCP&L to purchase power more economically than running natural gas-fired generation, increased pension expense, increased amortization per 2006 rate orders and increased depreciation related to the Spearville Wind Energy Facility.

Strategic Energy had a net loss of $4.1 million for the three months ended September 30, 2007, compared to a net loss of $10.9 million for the same period in 2006.  The after-tax loss from the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness decreased $4.3 million in 2007 compared to 2006.

The $6.2 million decrease in other non-regulated activities for the three months ended September 30, 2007, compared to the same period in 2006, is primarily due to a $5.6 million after-tax loss for the fair value of FSS entered into by Great Plains Energy in July 2007, related to a future debt issuance that is contingent on the consummation of the acquisition of Aquila.  If the merger is terminated due to regulatory actions, neither Great Plains Energy or the counterparty to these transactions are obligated to settle the FSS since the fair value of the FSS is set to zero.

Year to Date September 30, 2007, Compared to September 30, 2006
Great Plains Energy’s earnings year to date September 30, 2007, increased to $109.9 million, or $1.29 per diluted share, from $91.9 million, or $1.19 per share, in the same period in 2006.  A higher average number of common shares, primarily due to the issuance of 5.2 million shares to the holders of FELINE PRIDES in February 2007 and 5.2 million shares in May 2006, diluted 2007 earnings per share by $0.13.

Consolidated KCP&L’s net income decreased to $115.1 million year to date September 30, 2007, compared to $119.1 million for the same period in 2006.  A scheduled maintenance outage which was extended by several days at Iatan No. 1 during the first quarter of 2007 and outages at KCP&L’s base load generating units during the first and second quarter of 2007, including the unplanned outage at Iatan No. 1, led to increased fuel, purchased power and maintenance expense.  Additionally, pension expense, depreciation and amortization and interest expense increased.  These decreases to net income were partially offset by an increase in retail revenue, wholesale revenue and the absence of skill set realignment costs.

Strategic Energy had net income of $16.5 million year to date September 30, 2007, compared to a $17.6 million net loss in the same period in 2006.  This change is primarily due to the impact of a $50.2 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  This increase was partially offset by increased purchased power expense due to a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment and the absence of supplier contract settlements.  Strategic Energy also experienced an increase in bad debt expense in the small business segment and recognized penalty expense related to the purchased power adjustment for under-reported deliveries.

The $10.9 million decrease in other non-regulated activities year to date September 30, 2007, compared to the same period in 2006, is primarily attributable to a decline in available tax credits from affordable housing investment and overall higher expenses at the holding company including $5.9 million of transition costs related to the anticipated acquisition of Aquila and a $5.6 million after-tax loss for the fair value of FSS entered into by Great Plains Energy in July 2007.

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

	Three Months Ended		Year to Date
	September 30		September 30
		As Adjusted		As Adjusted
	2007	2006	2007	2006
	(millions)
Operating revenues	$416.0	$359.3	$990.8	$890.6
Fuel	(75.6)	(76.3)	(186.2)	(178.1)
Purchased power	(41.3)	(5.1)	(80.4)	(18.8)
Other operating expenses	(128.0)	(119.6)	(383.1)	(346.6)
Skill set realignment costs	-	(1.4)	-	(15.6)
Depreciation and amortization	(44.1)	(38.5)	(130.9)	(112.8)
Gain on property	-	-	-	0.6
Operating income	127.0	118.4	210.2	219.3
Non-operating income and expenses	0.2	6.5	2.6	8.8
Interest charges	(17.1)	(15.6)	(52.0)	(45.5)
Income taxes	(33.5)	(39.8)	(45.7)	(63.5)
Net income	$76.6	$69.5	$115.1	$119.1

Consolidated KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	September 30%			September 30%
	2007	2006	Change	2007	2006	Change
Retail revenues	(millions)			(millions)
Residential	$160.0	$140.2	14	$348.8	$310.4	12
Commercial	157.8	140.2	13	386.1	347.7	11
Industrial	31.7	28.7	10	83.4	77.6	7
Other retail revenues	2.4	2.3	14	7.3	6.7	11
Total retail	351.9	311.4	13	825.6	742.4	11
Wholesale revenues	59.3	43.7	36	152.0	137.4	11
Other revenues	4.8	4.2	11	13.2	10.8	22
Consolidated KCP&L revenues	$416.0	$359.3	16	$990.8	$890.6	11

	Three Months Ended			Year to Date
	September 30%			September 30%
	2007	2006	Change	2007	2006	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,840	1,769	4		4,232	3
Commercial	2,242	2,117	6	5,905	5,654	4
Industrial	602	579	4	1,657	1,643	1
Other retail MWh sales	19	21	(3)	67	63	6
Total retail	4,703	4,486	5	11,996	11,592	3
Wholesale MWh sales	1,438	1,058	36	3,686	3,240	14
KCP&L electric MWh sales	6,141	5,544	11	15,682	14,832	6

Retail revenues increased $40.5 million for the three months ended September 30, 2007, compared to the same period in 2006 due to favorable weather, with an 8% increase in cooling degree days, new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  Retail revenues increased $83.2 million year to date September 30, 2007, compared to the same period in 2006 due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  Favorable winter and third quarter weather partially offset by a 29% decrease in cooling degree days in the second quarter of 2007 also contributed to the year to date increase in retail revenue.

Wholesale revenues increased $15.6 million for the three months ended September 30, 2007, compared to the same period in 2006 due to an 11% increase in the average market price per MWh to $41.99 and a 36% increase in wholesale MWh sales resulting from increased generation due to greater plant availability.  Wholesale revenues increased $14.6 million year to date September 30, 2007, compared to the same period in 2006 due to a 14% increase in wholesale MWh sales.  Wholesale MWh sales increased for both the second and third quarter of 2007 partially offset by a 20% decrease in wholesale MWh sales in the first quarter of 2007.  This first quarter decrease was the result of a 3% decrease in MWhs generated due to planned and unplanned plant outages as well as an increase in retail load.  These increases were slightly offset by $2.5 million in litigation recoveries received in 2006 for the loss of use of Hawthorn No. 5 from a 1999 boiler explosion.

Consolidated KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	September 30%			September 30%
	2007	2006	Change	2007	2006	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	4,232	4,067	4	10,829	10,945	(1)
Nuclear	1,215	1,216	-	3,638	3,641	-
Natural gas and oil	280	346	(19)	524	522	-
Wind	74	24	NM	211	24	NM
Total Generation	5,801	5,653	3	15,202	15,132	-

For the three months ended September 30, 2007, KCP&L’s coal base load equivalent availability factor increased slightly to 89% from 88% compared to the same period in 2006.  The capacity factor, which reflects how much coal generation that is available is actually utilized by retail or sold wholesale, increased to 86% from 82% resulting in greater coal generation as there were fewer outages in the third quarter of 2007 compared to 2006.

Year to date September 30, 2007, KCP&L’s coal base load equivalent availability factor decreased to 78% from 82% compared to the same period in 2006, and the capacity factor also decreased to 74% from 75% reflecting the impact of planned and unplanned plant outages during the first half of 2007.

Fuel expense decreased $0.7 million for the three months ended September 30, 2007, compared to the same period in 2006 due to less natural gas, which has higher cost compared to other fuel types, and more coal in the fuel mix partially offset by higher coal and coal transportation costs.  Fuel expense increased $8.1 million year to date September 30, 2007, compared to the same period in 2006 primarily due to higher coal and coal transportation costs.  Fuel expense for the three months ended and year to date September 30, 2006, was reduced by $3.7 million in Hawthorn No. 5 litigation recoveries.

Purchased power expense increased $36.2 million for the three months ended September 30, 2007, compared to the same period in 2006 primarily due to a 284% increase in MWh purchases resulting from increased peak power purchases as lower natural gas prices allowed KCP&L to purchase power more economically than running natural gas-fired generation, slightly offset by a 29% decrease in the average price per MWh due to lower natural gas prices.  Purchased power expense increased $61.6 million year to date September 30, 2007, compared to the same period in 2006 primarily due to a 240% increase in MWh purchases to support increased retail load and the impact of planned and unplanned outages in the first half of 2007, slightly offset by a 12% decrease in the average price per MWh.  Purchased power expense for the three months ended and year to date September 30, 2006, was reduced by $10.8 million in Hawthorn No. 5 litigation recoveries.

Consolidated KCP&L Other Operating Expenses (including operating expenses – KCP&L, maintenance, general taxes and other)
Consolidated KCP&L's other operating expenses increased $8.4 million for the three months ended September 30, 2007, compared to the same period in 2006 primarily due to the following:

•	increased pension expense of $4.6 million primarily due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•	increased transmission expenses of $1.6 million due to increased transmission usage charges as a result of the increased wholesale MWh sales and higher Southwest Power Pool, Inc. (SPP) fees,

•	increased property tax expense of $1.1 million due to increases in assessed property valuations and mill levies and

•	increased gross receipts tax expense of $1.3 million due to the increase in revenues.

Consolidated KCP&L’s other operating expenses increased $36.5 million year to date September 30, 2007, compared to the same period in 2006 primarily due to the following:

•	increased pension expenses of $14.3 million due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•	increased plant operations and maintenance expenses of $8.8 million primarily due to planned and unplanned outages and the addition of the Spearville Wind Energy Facility in the third quarter of 2006,

•	increased labor expense of $2.1 million primarily due to filling open positions subsequent to the skill set realignment process,

•	increased transmission expenses of $5.1 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and higher SPP fees,

•	increased gross receipts tax expense of $3.2 million due to the increase in revenues and

•	increased equity compensation of $1.7 million.

Partially offsetting the year to date increase in other operating expenses was decreased incentive compensation expense of $5.5 million.

Consolidated KCP&L Depreciation and Amortization
Consolidated KCP&L’s depreciation and amortization costs increased $5.6 million for the three months ended and $18.1 million year to date September 30, 2007, compared to the same periods in 2006 primarily due to additional amortization pursuant to 2006 rate case orders of $3.0 million for the three months ended and $8.9 million year to date September 30, 2007.  Additionally, depreciation increased $1.0 million and $4.6 million for the three months ended and year to date September 30, 2007, respectively, due to wind generation assets placed in service in the third quarter of 2006.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges increased $6.5 million year to date September 30, 2007, compared to the same period in 2006 due to an increase in commercial paper borrowings.

Consolidated KCP&L Income Taxes
Consolidated KCP&L’s income taxes decreased $6.3 million for the three months ended September 30, 2007, compared to the same period in 2006, due to recognition of wind credits in the amount of $1.1 million, $2.3 million of income tax true ups and a $3.3 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.

Consolidated KCP&L’s income taxes decreased $17.8 million year to date September 30, 2007, compared to the same period in 2006 due to a decrease in pre-tax income, $3.8 million of wind credits, $2.3 million of income tax true ups and a $4.3 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
	(millions)
Operating revenues	$576.0	$459.2	$1,470.1	$1,129.2
Purchased power	(565.5)	(462.3)	(1,386.8)	(1,117.4)
Other operating expenses	(17.1)	(16.6)	(52.1)	(42.5)
Depreciation and amortization	(2.1)	(1.9)	(6.2)	(5.8)
Operating income (loss)	(8.7)	(21.6)	25.0	(36.5)
Non-operating income and expenses	0.8	1.1	3.0	3.0
Interest charges	(0.9)	(0.6)	(2.4)	(1.5)
Income taxes	4.7	10.2	(9.1)	17.4
Net income (loss)	$(4.1)	$(10.9)	$16.5	$(17.6)

Strategic Energy’s retail MWh deliveries increased 23% to 5.8 million for the three months ended and 22% to 15.1 million year to date September 30, 2007, compared to the same periods in 2006.

Strategic Energy had a net loss of $4.1 million for the three months ended September 30, 2007, compared to a net loss of $10.9 million for the same period in 2006.  The after-tax loss from the changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness decreased $4.3 million in 2007 compared to 2006.  Strategic Energy also experienced higher bad debt expense mostly offset by lower employee-related expenses.

Strategic Energy had net income of $16.5 million year to date September 30, 2007, compared to a net loss of $17.6 million for the same period in 2006 due to the impact of a $50.2 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Partially offsetting this increase to net income was increased purchased power associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contract prices caused by early terminations in the small business segment and the absence of supplier contract settlements.  Strategic Energy also experienced increased bad debt expense in the small business segment and recognized penalty expense related to the purchased power adjustment for under-reported deliveries.

Average Retail Gross Margin per MWh Without Fair Value Impacts

	Three Months Ended		Year to Date
	September 30		September 30
	2007	2006	2007	2006
Average retail gross margin per MWh	$1.75	$(0.79)	$5.42	$0.78
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	3.30	5.60	(1.36)	5.21
Average retail gross margin per MWh without
fair value impacts	$5.05	$4.81	$4.06	$5.99

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

As detailed in the table above, average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $5.05 for the three months ended September 30, 2007, compared to $4.81 for the same period in 2006 due to increased retail MWh deliveries to the small business segment, which has a higher margin, and lower customer acquisition costs.

The average retail gross margin per MWh without the impact of unrealized fair value gains and losses decreased to $4.06 year to date September 30, 2007, compared to $5.99 for the same period in 2006.  This decrease is attributable to the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment, increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the absence of settlements of supplier contracts.  Partially offsetting these decreases was an increase in net SECA recoveries.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin.  Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Actual customer demand does not always equate to the volume purchased based on forecasted peak demand.  Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements.  Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market.  These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period.  Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis.  Strategic Energy typically executes these transactions to manage basis and credit risks.  The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers.  The amount of excess retail supply sales that reduced purchased power was $16.6 million for the three months ended and $47.9 million year to date September 30, 2007, compared to $1.6 million and $67.0 million for the same periods in 2006, respectively.  Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers.  The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity.  Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Net changes in fair value increased purchased power expenses by $19.3 million for the three months ended September 30, 2007, compared to an increase of $26.6 million for the same period in 2006.  Net changes in fair value decreased purchased power expense by $20.5 million year to date September 30, 2007, compared to an increase of $64.5 million for the same period in 2006.  These changes are a result of volatility in the forward market prices for power combined with Strategic Energy designating more derivative instruments as cash flow hedges that no longer qualify for the NPNS election.  See Note 17 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses (including selling, general and administrative – non-regulated and general taxes)
Strategic Energy’s other operating expenses increased $0.5 million for the three months ended September 30, 2007, compared to the same period in 2006 primarily due to a $3.2 million increase in bad debt expense attributable to the small business segment, which has a higher default rate than Strategic Energy’s larger customers, mostly offset by lower employee-related expenses.

Strategic Energy’s other operating expenses increased $9.6 million year to date September 30, 2007, compared to the same period in 2006 due to a $9.4 million increase in bad debt expense combined with penalty expense related to the purchased power adjustment for under-reported deliveries recorded in the first quarter of 2007 partially offset by lower employee-related expenses.

Strategic Energy Income Taxes
Strategic Energy had a tax benefit of $4.7 million for the three months ended September 30, 2007, compared to a tax benefit of $10.2 million for the same period in 2006 due to a decrease in pre-tax losses.  The deferred tax benefit related to the net changes in fair value related to non-hedging energy contracts and hedge ineffectiveness decreased $3.0 million for the three months ended September 30, 2007, compared to the same period in 2006.

Strategic Energy had tax expense of $9.1 million year to date September 30, 2007, compared to a tax benefit of $17.4 million for the same period in 2006 due to pre-tax income year to date September 30, 2007, compared to a pre-tax loss for the same period in 2006.  The deferred tax expense related to the net changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness was $8.3 million year to date September 30, 2007, compared to a tax benefit of $26.5 million for the same period in 2006.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES (September 30, 2007 compared to December 31, 2006)

•
Great Plains Energy’s and consolidated KCP&L’s restricted cash increased $147.0 million and $146.5 million, respectively, due to proceeds from KCP&L’s $146.5 million EIRR Bonds Series 2007A and 2007B issued in the third quarter of 2007 being restricted for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds on October 1, 2007.

•
Great Plains Energy’s and consolidated KCP&L’s receivables increased $136.3 million and $63.2 million, respectively.  KCP&L’s receivables increased $46.3 million due to new retail rates effective January 1, 2007, seasonal increases from higher summer tariff rates and usage and $12.1 million due to additional receivables from joint owners related to Comprehensive Energy Plan projects.  Strategic Energy’s receivables increased $78.7 million due to seasonal increases in MWh deliveries at higher prices slightly offset by a higher allowance for doubtful accounts primarily due to an increase in the aging of the small business customer segment.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $7.6 million primarily due to increased coal inventory due to plant outages as well as increased coal and coal transportation costs.

•
Great Plains Energy’s combined refundable income taxes and accrued taxes of a net current liability of $58.9 million at September 30, 2007, increased $44.6 million from December 31, 2006 due to an increase at consolidated KCP&L.  Consolidated KCP&L’s refundable income taxes and accrued taxes of a net current liability of $60.4 million at September 30, 2007, increased $49.5 million from December 31, 2006.  This increase was due to higher property and income tax accruals partially offset by a $6.0 million reclassification of an income tax receivable from other deferred charges.

•
Great Plains Energy’s derivative instruments, including current and deferred liabilities, decreased $56.2 million primarily due to a $70.7 million decrease in the fair value of Strategic Energy’s energy-related derivative instruments as a result of increases in the forward market prices for power partially offset by an $18.9 million increase related to the fair value of FSS entered into in 2007 by Great Plains Energy.

•
Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $173.5 million due to $196.8 million related to KCP&L’s Comprehensive Energy Plan, including $49.4 million for environmental upgrades and $147.4 million related to the construction of Iatan No. 2 partially offset by normal construction activity as assets are completed and placed into service.

•	Great Plains Energy’s other deferred charges and other assets increased $16.1 million primarily due to deferred costs associated with Great Plains Energy’s anticipated acquisition of Aquila.

•
Great Plains Energy’s notes payable increased $86.0 million due to an increase in consolidated KCP&L’s notes payable and borrowings on its short-term credit facility used to settle a forward sale agreement for $12.3 million, with the remainder due to the timing of cash payments.  Consolidated KCP&L’s notes payable increased $50.0 million due to a decrease in operating cash flows resulting from higher operating expense due to the impact of outages at KCP&L’s base load generating units during the first half of 2007.  KCP&L elected to make a cash borrowing on its short-term credit facility as this was a more economical option than issuing commercial paper.

•
Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $52.2 million primarily due to a decrease in operating cash flows resulting from higher operating expense due to the impact of outages at KCP&L’s base load generating units during the first half of 2007.

•
Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt decreased $389.1 million and $225.5 million, respectively, due to Great Plains Energy’s settlement of the FELINE PRIDES Senior Notes by issuing $163.6 million of common stock and KCP&L’s repayment of $225.0 million 6.00% Senior Notes at maturity.

•
Great Plains Energy’s and consolidated KCP&L’s accrued interest increased $10.4 million and $6.6 million due to the timing of interest payments and an increase in interest accrued related to unrecognized tax benefits.

•
Great Plains Energy’s and consolidated KCP&L’s accrued compensation and benefits decreased $10.2 million and $2.7 million, respectively, primarily due to the 2007 payments of employee incentive compensation accrued at December 31, 2006, and lower incentive compensation expense during 2007.

•
Great Plains Energy’s and consolidated KCP&L’s other – deferred credits and other liabilities increased $23.7 million and $20.6 million, respectively, primarily due to a $19.5 million impact of the adoption of FIN 48, which was mostly a reclassification from deferred income taxes.

•	Consolidated KCP&L’s common stock increased $94.0 million due to an equity contribution from Great Plains Energy.

•	Great Plains Energy’s accumulated other comprehensive loss decreased $23.3 million primarily due to changes in the fair value of Strategic Energy’s energy-related derivative instruments.

•
Great Plains Energy’s long-term debt increased $495.7 million due to Great Plains Energy’s issuance of $100.0 million of 6.875% Senior Notes and an increase at consolidated KCP&L.  Consolidated KCP&L’s long-term debt increased $396.2 million reflecting the issuance of $250.0 million of 5.85% Senior Notes and the issuance of $146.5 million of EIRR Bonds Series 2007A and 2007B.  The proceeds from the issuance of $146.5 million EIRR Bonds Series 2007A and 2007B were used for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds on October 1, 2007.

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

Great Plains Energy's liquid resources at September 30, 2007, consisted of $35.0 million of cash and cash equivalents on hand, including $0.7 million at consolidated KCP&L, and $632.3 million of unused bank lines of credit.  The unused lines at September 30, 2007, consisted of $334.6 million from KCP&L's revolving credit facility, $85.0 million from Strategic Energy’s revolving credit facility and $212.7 million from Great Plains Energy's revolving credit facility.  See the Debt Agreements section below for more information on these agreements.

KCP&L currently expects to fund its Comprehensive Energy Plan expenditures from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its comprehensive energy plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds.  KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  The funds Great Plains Energy and consolidated KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments.  In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

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

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented.  Great Plains Energy’s cash flows from operating activities year to date September 30, 2007, decreased primarily due to lower net income at Strategic Energy after considering non-cash after-tax fair value impacts from energy contracts, an increase in receivables at Strategic Energy due to seasonal increases in MWh deliveries at higher prices and $12.1 million of costs associated with the anticipated acquisition of Aquila.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.  Consolidated KCP&L’s cash flows from operating activities year to date September 30, 2007, increased primarily due to the changes in working capital detailed in Note 3 to the consolidated financial statements.  The timing of the

Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.  Great Plains Energy’s and consolidated KCP&L’s cash flows from investing activities decreased $167.9 million and $161.6 million, respectively, year to date September 30, 2007, compared to the same period in 2006 primarily due to the $146.5 million of proceeds from KCP&L’s EIRR Bonds Series 2007A and 2007B issued in the third quarter of 2007 being restricted for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds on October 1, 2007.  Additionally in 2006, KCP&L received $15.8 million of litigation recoveries related to Hawthorn No. 5.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities year to date September 30, 2007, reflect consolidated KCP&L’s repayment and issuance of Senior Notes; an issuance, at a discount, of $100.0 million of 6.875% Senior Notes that mature in 2017, an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  Consolidated KCP&L’s financing activities year to date September 30, 2007, reflect KCP&L’s repayment of its $225.0 million 6.00% Senior Notes at maturity; issuance, at a discount, of $250.0 million 5.85% Senior Notes that mature in 2017, issuance of $146.5 million of EIRR Bonds Series 2007A and 2007B and an increase in short-term borrowings.  Consolidated KCP&L’s short-term borrowings have increased primarily due to a decrease in operating cash flows year to date September 30, 2007, resulting from higher operating expense due to the impact of outages at KCP&L’s base load generating units in the first half of 2007.

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

During 2006, FERC authorized KCP&L to issue up to a total of $600.0 million in outstanding short-term debt instruments through February 2008.  The authorizations are subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  In October 2007, KCP&L filed an application with FERC to increase the authorization to $800.0 million for a two-year period following the effective date of a FERC order granting such authorization.

Significant Financing Activities
Great Plains Energy
In the third quarter of 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes.  Great Plains Energy used the proceeds to make a $94.0 million equity contribution to KCP&L.

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

KCP&L
In the third quarter of 2007, KCP&L’s $146.5 million of unsecured EIRR Bonds Series 2007A and 2007B were issued.  The bonds mature on September 1, 2035, and will bear interest as determined through 35-day auction periods.  The initial interest rate was 4.05%.  The EIRR Bonds Series 2007A and 2007B are covered by a municipal bond insurance policy issued by FGIC.  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event that KCP&L issues debt secured by liens not permitted by the agreement, KCP&L is required to issue and deliver to FGIC first mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A and 2007B then outstanding.  The proceeds from the issuance of $146.5 million EIRR Bonds Series 2007A and 2007B were used for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds on October 1, 2007.

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

In October 2007, Strategic Energy terminated its $135 million revolving credit facility with a group of banks, expiring in June 2009, and entered into a new revolving credit facility with a group of banks, expiring in October 2010.  The new facility provides for loans and letters of credit not exceeding an aggregate of the lesser of $50 million or the borrowing base, which is generally 85% of Strategic Energy’s retail accounts receivables plus the amount of a Great Plains Energy guarantee.  Great Plains Energy issued an initial guarantee in the amount of $12.5 million and may increase the guarantee up to a maximum of $27.5 million to increase the borrowing base or to cure a default of the minimum fixed charge coverage ratio, provided that Great Plains Energy maintains certain favorable ratings on its senior unsecured debt.  Under the terms of the agreement, Strategic Energy is required to maintain, as of the end of each quarter, a minimum fixed charge coverage ratio of at least 1.05 to 1.0 and a minimum EBITDA, as defined in the agreement, for the four quarters then ended of $15 million through March 31, 2008, and thereafter increasing to $17.5 million (through September 30, 2008), $20 million (through March 31, 2009) and $22.5 million through maturity.

At the same time, Strategic Energy entered into an agreement to sell its current and future retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, LLC (Strategic Receivables), which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street Funding LLC (Market Street) and Fifth Third Bank ratably based on each purchaser’s commitments.  Strategic Energy sells its receivables at a price equal to the amount of the accounts receivable less a discount based on the prime rate and days sales outstanding (as defined in the agreement).  Strategic Receivables may also issue letters of credit to Strategic Energy, with the amount of such letters of credit being credited against the purchase price.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Strategic Energy services the receivables and receives an annual servicing fee of 1.0% times the daily average aggregate outstanding balance of receivables.  Strategic Energy transferred its outstanding letters of credit under the terminated revolving credit facility totaling $49.8 million to the receivables facility upon termination.

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

Year to date September 30, 2007, the Company contributed $25.9 million to the plans and an additional $6.8 million is expected to be contributed during the remainder of 2007, all paid by KCP&L. Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Under the terms of the pension plans, the Company reserves the right to amend or terminate the plans.  See Note 10 to the consolidated financial statements for additional information regarding plan amendments.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers.  At September 30, 2007, Strategic Energy’s five largest suppliers under forward supply contracts represented 70% of the total future dollar committed purchases.  The five largest suppliers, or their guarantors, are rated investment grade.  In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier.  In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power.  There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages.  Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at September 30, 2007.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$1.8	$-	$1.8	2	$1.8
Non-Investment Grade	7.2	6.2	1.0	1	1.0
Internal rating
Non-Investment Grade	-	-	-	-	-
Total	$9.0	$6.2	$2.8	3	$2.8

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$0.9	$0.9	$1.8
Non-Investment Grade	4.3	2.9	7.2
Internal rating
Non-Investment Grade	-	-	-
Total	$5.2	$3.8	$9.0

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

At September 30, 2007, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $7.2 million, of which $4.3 million is scheduled to mature in less than two years.  In addition, Strategic Energy held collateral totaling $6.2 million limiting its exposure to these non-investment grade counterparties to $1.0 million.

Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand.  Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
Great Plains Energy’s and consolidated KCP&L’s contractual obligations for KCP&L’s Comprehensive Energy Plan were $140.5 million for the remainder of 2007 and $472.4 million, $135.9 million and $14.0 million for the years 2008 through 2010, respectively.  Great Plains Energy’s and consolidated KCP&L’s other contractual obligations have not significantly changed outside of the ordinary course of business at September 30, 2007, compared to December 31, 2006.

Great Plains Energy and consolidated KCP&L adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, ”Accounting for Income Taxes” on January 1, 2007.  At September 30, 2007, the total liability for unrecognized tax benefits for Great Plains Energy and consolidated KCP&L was $21.6 million and $19.5 million, respectively.  Great Plains Energy and consolidated KCP&L are unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  Great Plains Energy’s guarantees provided on behalf of Strategic Energy for its power purchases and regulatory requirements increased $79.0 million to $337.7 million at September 30, 2007, compared to $258.7 million at December 31, 2006.  This increase is comprised of $31.4 million in direct guarantees and $47.6 million in letters of credit and is due to a combination of higher collateral requirements at Strategic Energy and more emphasis on using Great Plains Energy’s facilities for credit support due to its lower cost than Strategic Energy’s credit facility.  Consolidated KCP&L’s guarantees were unchanged at September 30, 2007, compared to December 31, 2006.

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

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility.  In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive.  Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  At September 30, 2007, a hypothetical 10% increase in the market price of purchased power could result in a $3.6 million increase in purchased power expense for the remainder of 2007.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2007.  These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 4T.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal quarter ended September 30, 2007.  These evaluations were conducted under the supervision, and with the participation, of the company’s management, including the chief executive officer, chief financial officer and the disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

KCP&L Missouri 2007 Rate Case
On February 1, 2007, KCP&L filed a retail rate case with the MPSC, requesting an annual rate increase effective January 1, 2008, of approximately $45 million over current levels.  In July 2007, the MPSC Staff filed its case regarding KCP&L’s rate request.  In its filing, the Staff asserted that KCP&L’s annual revenues should be increased by $0.7 million, before adjustments resulting from the September 30, 2007, true-up of test year information.  The Staff’s filing assumed adjustments resulting from this true-up would increase revenue requirements by $14 million, resulting in a required increase in annual revenues of $14.7 million.  This amount reflects approximately $15 million to $17 million in accelerated depreciation, which the Staff asserts will maintain certain KCP&L credit ratios at investment-grade levels as provided for in the stipulation and agreement approved by the MPSC in 2005.  Evidentiary hearings were held in October 2007, and true-up hearings are anticipated in November 2007.  A decision is expected in December 2007.

KCP&L Kansas 2007 Rate Case
On March 1, 2007, KCP&L filed a rate increase request with KCC, requesting an additional approximate $47 million in annual revenues, with approximately $13 million of that amount treated for accounting purposes as an increase to KCP&L’s depreciation reserve.  KCP&L reached a negotiated settlement of its request with certain parties to the rate proceedings, and on September 12, 2007, filed a Joint Stipulation and Agreement (Agreement) containing the settlement with KCC.

The parties to the Agreement are KCP&L, the Staff of the KCC, and the Citizens’ Utility Ratepayers Board (CURB).  The Agreement stipulates a $28 million increase in annual revenues effective January 1, 2008, with $11 million of that amount treated for accounting purposes as an increase to KCP&L’s depreciation reserve.  The Agreement also recommends an ECA tariff.  The ECA tariff will reflect the projected annual amount of fuel, purchased power, emission allowances and transmission costs and asset-based off-system sales margin.  The ECA tariff provides that these projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) will be recovered over twelve months beginning April 1 of the succeeding year.

The Agreement recommends various other provisions, including but not limited to: (i)  establishing an energy efficiency rider as an interim mechanism to recover deferred costs incurred for affordability, energy efficiency and demand side management programs; (ii) establishing for regulatory purposes annual pension cost for the period beginning January 1, 2008, of approximately $40 million ($18 million on a Kansas jurisdictional basis), before amounts capitalized and amounts billed to the other joint owners of KCP&L’s power plants, through the creation of a regulatory asset or liability, as appropriate; (iii) amortizing over ten years the costs incurred in 2006 of approximately $9 million ($4 million on a Kansas jurisdictional basis) associated with skill set realignment; and (iv) setting at 8.3% the equity rate used to calculate the equity component of the allowance for funds used during construction rate calculation for Iatan 2 as of January 1, 2008.  The treatment of pension costs in the Agreement is consistent with KCP&L’s last Kansas rate order.

The Agreement is subject to KCC approval, and is voidable if not approved in its entirety.  It is possible that the KCC may approve the Agreement with changes, or may not approve the Agreement.  A decision is expected in December 2007.

Aquila Transaction Proceedings
On April 4, 2007, Great Plains Energy, KCP&L and Aquila submitted joint applications to the MPSC and KCC seeking approval of the proposed acquisition by Great Plains Energy of Aquila.  In the MPSC filing, the companies requested that Aquila be authorized to use an additional amortization mechanism to maintain credit ratios once Aquila achieves financial metrics necessary to support an investment-grade credit rating.  Aquila and KCP&L also requested authorization to amortize transaction and incremental transition-related costs over five years, and to collectively retain for a five year period 50 percent of estimated synergy savings resulting from the transaction.  Aquila further requested approval to transfer to Great Plains Energy approximately $677 million of the proceeds from the sale of its non-Missouri utility operations to Black Hills to fund substantially all of the cash portion of the merger consideration payable to its shareholders by Great Plains Energy.  In the KCC filing, KCP&L requested similar regulatory treatment of costs and synergies.  In updates filed with the MPSC and KCC on August 8, 2007, Great Plains Energy and KCP&L currently propose to retain for a five year period 50 percent of the estimated utility operational synergies, net of estimated transition costs.  The MPSC Staff has filed testimony asserting that the transaction is detrimental to the public interest and should not be approved.  Other parties in the MPSC case have asserted that the transaction should not be approved, or approved with conditions.  Evidentiary hearings are scheduled for December in Missouri and January 2008 in Kansas, with decisions expected in the first quarter of 2008.

On May 25, 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC seeking approval of the proposed acquisition by Great Plains Energy of Aquila and certain Aquila Colorado electric assets by Black Hills, and for a declaratory order that the transfer of proceeds from Aquila to Great Plains Energy will not constitute a payment of funds properly included in a capital account in a manner contrary to the Federal Power Act.  On October 18, 2007, the FERC granted the joint application.  Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications in July 2007 relating to the acquisition of Aquila by Great Plains Energy, and received early termination of the waiting period on August 27, 2007.

Two purported shareholder class action lawsuits were filed against Aquila and certain of its individual directors and officers on February 8, 2007, in Jackson County, Missouri, Circuit Court seeking, among other things, an injunction against the consummation of the proposed transaction.  The lawsuits allege, among other things, breaches of fiduciary duties and self-dealing by Aquila directors and officers.  In July 2007, the plaintiff in one of the suits amended his petition to include Great Plains Energy and Black Hills as defendants, alleging that they aided and abetted alleged breaches of fiduciary duties by the named Aquila directors and officers.  On July 26, 2007, the Court consolidated the two cases and directed plaintiffs to file a Consolidated Petition, which was done on August 31, 2007.  Aquila, Great Plains Energy and Black Hills filed motions to dismiss this case, which were granted on October 29, 2007.  Plaintiffs have 30 days to appeal the dismissal.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the St. Louis County, Missouri Circuit Court.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District.  On May 16, 2006, the Court of Appeals affirmed the judgment.  Weinstein filed a motion for transfer of this case to the Missouri Supreme Court, which was granted.  On May 29, 2007, the Supreme Court reversed the summary judgment and remanded the case to the trial court.  On July 26, 2007, Weinstein filed a renewed Motion for Summary Judgment and KLT Telecom responded in opposition on August 28, 2007.  A hearing on the motion is anticipated to occur in the fourth quarter of 2007.  A $15 million reserve was recorded in 2001 for this matter.

Other Proceedings
The companies are parties to various other lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding other lawsuits and proceedings, see Notes 6, 14 and 15 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A. Risk Factors included in the 2006 Form 10-K of each of Great Plains Energy and KCP&L.  The companies’ businesses are influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results, and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  The information presented below updates certain of the risk factors described in the 2006 Form 10-K of each of Great Plains Energy and KCP&L.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L.  Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The Company has Regulatory Risks
The Company is subject to extensive federal and state regulation.  Failure to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect the Company’s business and its results of operations and financial position.

In October 2007, the MPSC adopted rules requiring vegetation management programs and periodic inspections of transmission and distribution facilities.  The vegetation management rules require periodic inspections and completion of tree trimming cycles every four years in urban areas and every six years in rural areas.  The transmission and distribution facilities inspection rules require periodic inspections of, and any necessary repairs to, these facilities.  Electric utilities may request to defer the costs incurred in implementing these rules, above the levels reflected in rates, for possible recovery in future rate cases.  KCP&L currently expects that the costs of implementing these rules will not be material to its results of operation or financial condition.

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

In February 2007, KCP&L filed a request with the MPSC to increase the annual rates charged to its retail customers in Missouri by approximately $45 million.  KCP&L and certain parties filed a negotiated stipulation and agreement with the KCC in September 2007 to increase the annual rates it is permitted to charge its Kansas retail customers by approximately $28 million.  The requested rate increases are subject to the approvals of the MPSC and KCC, respectively, which are expected to rule on the requests in December 2007, with any rate changes taking effect on January 1, 2008.  It is possible that the MPSC and/or KCC will authorize a lower rate increase than what KCP&L has requested, or no increase or a rate reduction.  Additionally, the December 2006 order of the MPSC authorizing an increase in annual rates of approximately $51 million has been appealed in the Missouri courts.  It is possible that the MPSC order could be vacated and the proceedings remanded to the MPSC.  Management cannot predict or provide any assurances regarding the outcome of these proceedings.

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

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  KCP&L believes that it is in compliance with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations and financial position.

New environmental laws and regulations affecting KCP&L’s operations may be adopted, including but not limited to, regulation of carbon dioxide and other greenhouse gases or requirements that a portion of electric generation come from renewable resources, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, any of which may substantially increase its environmental expenditures in the future.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, and conditions imposed in permits may materially affect the cost and timing of the generation and environmental retrofit projects included in the comprehensive energy plan, among other projects, and thus materially affect KCP&L’s results of operations and financial position.  Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities, including those that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities.  KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations and financial position.  See Note 14 to the consolidated financial statements for additional information regarding environmental matters.

Fossil Fuel and Transportation Prices Impact KCP&L’s Costs
KCP&L's electric tariffs in Missouri and Kansas do not currently contain fuel or purchased power cost adjustment clauses.  This exposes KCP&L to risk from changes in the market prices of coal, natural gas and purchased power.  Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices and other factors can also adversely affect KCP&L’s fuel and purchased power costs.

KCP&L does not hedge its entire exposure from fossil fuel and transportation price volatility.  Consequently, its results of operations and financial position may be materially impacted by changes in these prices until increased costs are recovered in rates.  KCP&L and other parties filed a stipulation and agreement with the KCC in September 2007 to implement a mechanism to fully recover its fuel and purchased power costs allocated to its Kansas operations.  If approved, it is slated to become effective in Kansas in January 2008.  KCP&L does not have, and has not requested, an energy cost adjustment mechanism for its Missouri operations.

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

KCP&L is also exposed to price risk because at times it purchases power to meet its customers’ needs.  The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L’s lower-priced generating units.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  KCP&L and other parties filed a stipulation and agreement with the KCC in September 2007 to implement a mechanism to fully recover its fuel and purchased power costs allocated to its Kansas operations.  If approved, it is slated to become effective in Kansas in January 2008.  KCP&L does not have, and has not requested, an energy cost adjustment mechanism for its Missouri operations.

Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers.  Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers.  There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices.  This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment.  Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy is not always able to exactly match hedges to its aggregate exposure.  This imbalance position leaves Strategic Energy subject to the effects of electricity price volatility.  Consequently, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

Great Plains Energy is subject to business and regulatory uncertainties as a result of the anticipated acquisition of Aquila, Inc., which could adversely affect its business.
On February 6, 2007, Great Plains Energy entered into definitive agreements under which it would acquire all the outstanding shares of Aquila.  Immediately prior to this acquisition, Black Hills will acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  These transactions are complex, and are subject to numerous regulatory approvals and other conditions.  The timing of, and the conditions imposed by, regulatory approvals may delay, or give rise to the ability to terminate the transactions.  In addition, the shareholder lawsuits filed against Aquila, Black Hills Corporation and Great Plains Energy seek to enjoin the transactions and recover alleged damages.  In the event of termination, Great Plains Energy would be required to write-off its deferred transaction costs, which could be material.  The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by Great Plains Energy from the transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the third quarter of 2007.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
July 1-31	167 (1)	$ 29.47	-	N/A
August 1-31	-	-	-	N/A
September 1-30	-	-	-	N/A
Total	167	$ 29.47	-	N/A
(1)Represents shares of common stock surrendered to Great Plains Energy by certain officers to pay taxes related to the issuance of restricted stock and performance shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Pursuant to the guidance provided by the SEC Division of Corporation Finance in the Current Report on Form 8-K Frequently Asked Questions dated November 23, 2004, the following information is provided pursuant to the requirements of Item 5.02(e) of Form 8-K.

On October 30, 2007, the Board of Directors of Great Plains Energy took the following executive compensation actions affecting one or more of its principal executive officer, principal financial officer, and other named executive officers.

Section 409A Remediation

2003 Stock Options

In 2003, Great Plains Energy entered into stock option grant agreements with certain of its officers, including William H. Downey, President and Chief Operating Officer, that included the right to receive dividend equivalent payments in connection with the officer’s exercise of such stock options.  Under the terms established in 2003, these dividend equivalents accrue quarterly in a notional account, and are proportionately paid when the option holder exercises his stock options.  No interest is accrued on the notional account.  Mr. Downey’s stock option grant is for 5,249 shares, no portion of which has been exercised.  These stock option grants were made prior to the enactment of Internal Revenue Code Section 409A (Section 409A).  Section 409A would impose adverse tax consequences on the option holders due to the present structuring of the dividend equivalent payments, unless these options are either brought into compliance with Section 409A or amended so as to fall within an available exemption from Section 409A.  To avoid these consequences, which were not foreseeable when the stock options were granted, and cause these stock option grants to be exempt from Section 409A, Great Plains Energy will offer each affected option holder the opportunity to amend these stock option grants to provide that the accrued dividend equivalents will be paid if there is a change in control of Great Plains Energy, or upon the earlier of (i) the first anniversary of the option holder’s separation from service with Great Plains Energy, or (ii) July 1, 2014.  Assuming (i) Mr. Downey does not exercise any of his 2003 stock options, (ii) no change in control occurs and he remains employed by Great Plains Energy through July 1, 2014, and (iii) Great Plains Energy continues to pay a quarterly common stock dividend of $0.415 per share, he would be entitled to receive a cash payment of approximately $95,847 on July 1, 2014.

Supplemental Executive Retirement Plan

Great Plains Energy’s Supplemental Executive Retirement Plan (SERP) provides certain supplemental retirement benefits to Michael J. Chesser, Chairman of the Board and Chief Executive Officer, Mr. Downey, Terry Bassham, Executive Vice President – Finance and Strategic Development and Chief Financial Officer, John R. Marshall, Senior Vice President – Deliver of KCP&L, and other officers.  The SERP is unfunded and provides out of general assets an amount substantially equal to the difference between the amount that would have been payable under Great Plain Energy's qualified pension plan in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under such pension plan.  In order to bring the SERP into compliance with Section 409A, and to accommodate certain design changes to Great Plains Energy’s defined benefit pension plan covering KCP&L and Services employees (Pension Plan), the Great Plains Energy Board of Directors froze the existing SERP (Frozen SERP) with respect to all benefits accrued and vested through December 31, 2004, and adopted an amended and restated SERP (409A SERP) with respect to all benefits accruing or vesting after December 31, 2004.  The principal changes include:

•	The 409A SERP limits payment of benefits to the events permitted under Section 409A;
•	The 409A SERP delays by six months any payments due upon the separation from service of “specified employees”, as defined in Section 409A (which includes the four officers named above);
•
Participants in the 409A SERP have an opportunity until December 31, 2008, to change their election as to when and in what form benefits under the 409A SERP will be paid (however, no election change made during 2007 can result in amounts being paid in 2007 or defer amounts that otherwise would have been paid in 2007 and no election change made during 2008 can result in amounts being paid in 2008 or defer amounts that otherwise would have been paid in 2008); and

•
The Pension Plan benefit accrual rates have been reduced for employees hired on and after September 1, 2007, among other changes.  Those who were employees prior to that date had the option to either continue under the terms of the Pension Plan prior to that date, or to elect to be covered under the new terms of the Pension Plan.  The 409A SERP benefit accrual rate is reduced from 2% to 1.58%, effective January 1, 2008, for those participants with reduced Pension Plan benefit accrual rates.  Of the officers named in the first paragraph of this section, Messrs. Bassham and Marshall have elected to be covered under the new terms of the Pension Plan.

Nonqualified Deferred Compensation Plan

Great Plains Energy’s Nonqualified Deferred Compensation Plan (DCP) is available to the Board of Directors, Messrs. Chesser, Downey, Bassham, Marshall, Shahid Malik, President and Chief Executive Officer of Strategic Energy and other officers.  The DCP provides the opportunity for participants to defer the receipt of compensation and to earn interest on the deferred amounts.  In order to bring the DCP into compliance with Section 409A, and to accommodate certain design changes to Great Plains Energy’s 401(k) plan covering KCP&L and Services employees (401(k) Plan), the Great Plains Energy Board of Directors (1) froze the existing DCP (Frozen DCP) with respect to all contributions accrued and vested through December 31, 2004 (and all earnings on such contributions) and (2) adopted an amended and restated DCP (409A DCP) with respect to all contributions accruing or vesting after December 31, 2004 (and all earnings on such contributions).  The principal changes include:

•	The 409A DCP limits payment of contributions and earnings to the events permitted under Section 409A;
•	The 409A DCP delays by six months any payments due upon the separation from service of “specified employees”, as defined in Section 409A (which includes the five officers named above);
•	The 409A DCP limits the form of payments to a lump-sum payment, or annual installments over 5, 10 or 15 years;
•
Participants in the 409A DCP have an opportunity until December 31, 2008, to change their election as to when and in what form their contributions and earnings under the 409A DCP will be paid (however, no election change made during 2007 can result in amounts being paid in 2007 or defer amounts that otherwise would have been paid in 2007 and no election change made during 2008 can result in amounts being paid in 2008 or defer amounts that otherwise would have been paid in 2008);

•
Participants do not have to contribute to the 401(k) Plan to be eligible to contribute under the 409A DCP; however, participants who do not contribute the maximum amount to the 401(k) Plan (excluding “catch up” contributions) are not eligible to receive the matching contributions described below;

•	The 409A DCP permits Great Plains Energy to make additional discretionary contributions to participants if the Board of Directors determines such contributions are appropriate; and

•
In connection with the Pension Plan changes discussed above, the 401(k) Plan benefits have been enhanced for employees hired on and after September 1, 2007, among other changes.  Those who were employees prior to that date had the option to either continue under the terms of the 401(k) Plan and Pension Plan prior to that date, or to elect to be covered under the new terms of the 401(k) Plan and Pension Plan.  For those participants who are covered under the new terms of the 401(k) Plan, (i) Great Plains Energy’s matching contribution under the 409A DCP will be 100% on each dollar contributed up to 6% of compensation (including base salary, bonus and incentive pay), offset by the matching contribution for 401(k) Plan contributions, and (ii) such matching contributions and earnings thereon will be fully and immediately vested.  For other participants, matching contributions and earnings thereon will continue to remain subject to a 6-year graded vesting schedule. Of the officers named in the first paragraph of this section, Messrs. Bassham and Marshall have elected to be covered under the new terms of the 401(k) Plan.

The foregoing descriptions of the stock option amendment, Frozen SERP, 409A SERP, Frozen DCP and 409A DCP do not purport to be complete and are qualified in their entirety by the text of such plans themselves, which are filed as exhibits to this report.

ITEM 6.  EXHIBITS

Great Plains Energy Documents
Exhibit Number		Description of Document
4.1	*
Second Supplemental Indenture dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated September 25, 2007).

10.1.1
$50,000,000 Revolving Credit Facility Credit Agreement by and among Strategic Energy, L.L.C., the lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of October 3, 2007.

10.1.2
Receivables Purchase Agreement dated as of October 3, 2007, by and among Strategic Receivables, LLC, as Seller, Strategic Energy, L.L.C., as initial Servicer, the Conduit Purchasers party thereto, the Purchaser Agents party thereto, the Financial Institutions from time to time party thereto as LC Participants, and PNC Bank, National Association, as Administrator and as LC Bank.

10.1.3
Purchase and Sale Agreement dated as of October 3, 2007, by and among the various entities from time to time party thereto as Originators, Strategic Energy, L.L.C., as Servicer, and Strategic Receivables, LLC, as Buyer.

10.1.4
Letter Agreement dated as of August 31, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.5
Letter Agreement dated as of September 28, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.6
Letter Agreement dated as of October 3, 2007, to Agreement and Plan of Merger, Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.7
Joint Stipulation and Agreement dated as of September 12, 2007, among Kansas City Power & Light Company, the Staff of the Kansas Corporation Commission and the Citizens’ Utility Ratepayer Board (filed as Exhibit 10.2.1 hereto).

10.1.8		Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (filed as Exhibit 10.2.2 hereto).
10.1.9	+	Form of Amendment to 2003 Stock Option Grants
10.1.10	+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A)
10.1.11	+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A)
10.1.12	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2007).

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

+Indicates management contract or compensatory plan or arrangement.

Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy upon written request.

KCP&L Documents
Exhibit Number		Description of Document
10.2.1		Joint Stipulation and Agreement dated as of September 12, 2007, among Kansas City Power & Light Company, the Staff of the Kansas Corporation Commission and the Citizens’ Utility Ratepayer Board.
10.2.2		Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 hereto).
10.2.3	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Quarterly Report on Form 10-Q for the period ended June 30, 2007).

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
GREAT PLAINS ENERGY INCORPORATED

Dated: November 5, 2007	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: November 5, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: November 5, 2007	By: /s/William H. Downey
(William H. Downey)
(Chief Executive Officer)

Dated: November 5, 2007	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)