Form 10-K
period 2007-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2008-02-28
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
(A Missouri Corporation)
1201 Walnut Street
Kansas City, Missouri 64106
(816) 556-2200
www.kcpl.com

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Great Plains Energy Incorporated	Cumulative Preferred Stock par value $100 per share	3.80%
	Cumulative Preferred Stock par value $100 per share	4.50%
	Cumulative Preferred Stock par value $100 per share	4.35%
	Common Stock without par value

Securities registered pursuant to Section 12(g) of the Act: Kansas City Power & Light Company Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Great Plains Energy Incorporated	Yes	X	No			Kansas City Power & Light Company	Yes		No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes		No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
Great Plains Energy Incorporated	X					Kansas City Power & Light Company X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer				X	Accelerated filer	Non-accelerated filer
Kansas City Power & Light Company	Large accelerated filer					Accelerated filer	Non-accelerated filer			X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes		No	X		Kansas City Power & Light Company	Yes		No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2007) was approximately $2,506,432,307. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light
Company.

On February 21, 2008, Great Plains Energy Incorporated had 86,280,058 shares of common stock outstanding. On February 21, 2008, Kansas City
Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (l)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2008 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange
Commission are incorporated by reference in Part III of this report.

TABLE OF CONTENTS
		Page
		Number
	Cautionary Statements Regarding Forward-Looking Information	3
	Glossary of Terms	4
	PART I
Item 1	Business	6
Item 1A	Risk Factors	14
Item 1B	Unresolved Staff Comments	25
Item 2	Properties	25
Item 3	Legal Proceedings	26
Item 4	Submission of Matters to a Vote of Security Holders	26
	PART II
Item 5	Market for Registrant's Common Equity, Related Stockholder Matters	27
	and Issuer Purchases of Equity Securities
Item 6	Selected Financial Data	29
Item 7	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8	Consolidated Financial Statements and Supplementary Data
	Great Plains Energy
	Consolidated Statements of Income	59
	Consolidated Balance Sheets	60
	Consolidated Statements of Cash Flows	62
	Consolidated Statements of Common Stock Equity	63
	Consolidated Statements of Comprehensive Income	64
	Kansas City Power & Light Company
	Consolidated Statements of Income	65
	Consolidated Balance Sheets	66
	Consolidated Statements of Cash Flows	68
	Consolidated Statements of Common Stock Equity	69
	Consolidated Statements of Comprehensive Income	70
	Great Plains Energy
	Kansas City Power & Light Company
	Notes to Consolidated Financial Statements	71
Item 9	Changes in and Disagreements With Accountants on Accounting	132
	and Financial Disclosure
Item 9A	Controls and Procedures	132
Item 9A (T)	Controls and Procedures	134
Item 9B	Other Information	136
	PART III
Item 10	Directors, Executive Officers and Corporate Governance	137
Item 11	Executive Compensation	138
Item 12	Security Ownership of Certain Beneficial Owners and Management	138
	and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence	138
Item 14	Principal Accounting Fees and Services	138
	PART IV
Item 15	Exhibits, Financial Statement Schedules	140

This combined annual report on Form 10-K is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Strategic Energy, L.L.C. (Strategic Energy), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor Strategic Energy has any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or Strategic Energy’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy and of Strategic Energy.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, statements regarding projected delivered volumes and margins, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; ability to enter new markets successfully and capitalize on growth opportunities in non-regulated businesses and the effects of competition; workforce risks including retirement compensation and benefits costs; performance of projects undertaken by non-regulated businesses and the success of efforts to invest in and develop new opportunities; the ability to successfully complete merger, acquisition or divestiture plans (including the acquisition of Aquila, Inc. (Aquila), and Aquila’s sale of assets to Black Hills Corporation); the outcome of Great Plains Energy’s review of strategic and structural alternatives for its subsidiary Strategic Energy, L.L.C.; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Item 1A. Risk Factors included in this report should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila	Aquila, Inc.
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
Consolidated KCP&L	KCP&L and its wholly owned subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KCP&L
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy

Abbreviation or Acronym	Definition

KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc
KLT Telecom	KLT Telecom Inc, a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
Market Street	Market Street Funding LLC
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MISO	Midwest Independent Transmission System Operator, Inc.
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NEIL	Nuclear Electric Insurance Limited
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PJM	PJM Interconnection, LLC
PRB	Powder River Basin
PURPA	Public Utility Regulatory Policy Act
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a subsidiary of KLT Energy Services
Strategic Receivables	Strategic Receivables, LLC, a wholly owned subsidiary of Strategic Energy, L.L.C.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station
Worry Free	Worry Free Service, Inc., a wholly owned subsidiary of HSS

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

Information in other Items of this report as to which reference is made in this Item 1. is hereby incorporated by reference in this Item 1.  The use of terms such as “see” or “refer to” shall be deemed to incorporate into this Item 1. the information to which such reference is made.

GREAT PLAINS ENERGY
Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy has four direct subsidiaries with operations or active subsidiaries:

•	KCP&L is described below.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas) and KLT Telecom Inc., which have no active operations.

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

Anticipated Acquisition of Aquila
On February 6, 2007, Great Plains Energy entered into an agreement to acquire Aquila.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first half of 2008.  Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri Public Service and St. Joseph Light & Power divisions, as well as Aquila’s merchant service operations, which primarily consists of the 340MW Crossroads power generating facility and residual natural gas contracts.  The transaction is still subject to regulatory approvals from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC); the closing of the asset sale to Black Hills Corporation (Black Hills) (which is still subject to regulatory approvals from KCC); as well as other customary conditions.  See Note 2 to the consolidated financial statements for additional information.

CONSOLIDATED KCP&L
KCP&L, a Missouri corporation incorporated in 1922, is an integrated, regulated electric utility, which provides electricity to customers primarily in the states of Missouri and Kansas.  At the end of 2007, KCP&L had two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS).  HSS has no active operations and effective January 2, 2008, its ownership was transferred to KLT Inc.

Business Segments of Great Plains Energy and KCP&L
Consolidated KCP&L’s sole reportable business segment is KCP&L.  Great Plains Energy, through its direct and indirect subsidiaries, has two reportable business segments: KCP&L and Strategic Energy.

For information regarding the revenues, income and assets attributable to Great Plains Energy’s reportable business segments, see Note 17 to the consolidated financial statements.  Comparative financial information and discussion regarding Great Plains Energy’s and KCP&L’s reportable business segments can be found in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

KCP&L
KCP&L, headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L serves approximately 506,000 customers located in all or portions of 24 counties in western Missouri and eastern Kansas.  Customers include approximately 446,100 residences, 57,600 commercial firms, and 2,300 industrials, municipalities and other electric utilities.  KCP&L’s retail revenues averaged approximately 81% of its total operating revenues over the last three years.  Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of utility revenues.  KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter.  KCP&L’s total electric revenues averaged approximately 42% of Great Plains Energy’s revenues over the last three years.  KCP&L’s net income accounted for approximately 98%, 117% and 88% of Great Plains Energy’s income from continuing operations in 2007, 2006 and 2005, respectively.

Regulation
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

Missouri and Kansas jurisdictional retail revenues averaged 57% and 43%, respectively, of KCP&L’s total retail revenue over the last three years.  See Item 7. MD&A, Critical Accounting Policies section and Note 6 to the consolidated financial statements for additional information concerning regulatory matters.

Missouri and Kansas Rate Case Filings
In November 2007, KCP&L received an order from KCC regarding its rate case filed in March 2007.  In December 2007, KCP&L received an order from the MPSC regarding its rate case filed in February 2007.  For information on these rate cases, see Note 6 to the consolidated financial statements.  KCP&L anticipates filing rate cases with the MPSC and KCC in 2008 seeking recovery of the Iatan No. 1 environmental retrofits and overall increased costs of service.

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

KCP&L competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory.  In this regard, KCP&L competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price.  KCP&L’s wholesale revenues averaged approximately 17% of its total revenues over the last three years.

Power Supply
KCP&L has over 4,000 MWs of generating capacity.  KCP&L’s maximum system net hourly summer peak load of 3,721 MW occurred on July 19, 2006.  The maximum winter peak load of 2,563 MW occurred on December 7, 2005.  During 2007, the summer peak load was 3,638 MW and the winter peak load was 2,446 MW.  The projected peak summer demand for 2008 is 3,612 MW.  KCP&L expects to meet its projected capacity requirements for the years 2008 and 2009 with its generation assets, short-term capacity purchases and demand-side management and efficiency programs.  As part of its Comprehensive Energy Plan, KCP&L expects to have Iatan No. 2, a coal-fired plant, in service in 2010, which will add approximately 465 MW (KCP&L’s share) to its generating capacity.

KCP&L is a member of the Southwest Power Pool, Inc. (SPP).  SPP is a Regional Transmission Organization (RTO) mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity.  As a member of the SPP, KCP&L is required to maintain a capacity margin of at least 12% of its projected peak summer demand.  This net positive supply of capacity and energy is maintained through its generation assets and capacity, power purchase agreements and peak demand reduction programs.  The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

Fuel
The principal fuel sources for KCP&L’s electric generation are coal and nuclear fuel.  KCP&L expects, with normal weather, to satisfy approximately 96% of its 2008 generation requirements from these sources with the remainder provided by wind, natural gas and oil.  The actual 2007 and estimated 2008 fuel mix and delivered cost in cents per net kWh generated are in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2008	2007	2008	2007
Coal	75%	72%	1.39	1.23
Nuclear (b)	21	24	0.47	0.45
Natural gas and oil	2	3	7.57	7.30
Wind	2	1	-	-
Total Generation	100%	100%	1.28	1.19
(a) Fuel mix based on percent of total MWhs generated.
(b) 2008 reflects the next scheduled refueling outage.

Prior to January 1, 2008, less than 1% of KCP&L’s rates contained an automatic fuel adjustment clause.  New Kansas retail rates effective January 1, 2008, contain an Energy Cost Adjustment (ECA) tariff.  See Note 6 to the consolidated financial statements.  KCP&L’s Missouri retail rates do not contain a similar provision.  To the extent the price of coal, coal transportation, nuclear fuel, nuclear fuel processing, natural gas or purchased power increases significantly, or if KCP&L’s lower fuel cost units do not meet anticipated availability levels, KCP&L’s net income may be adversely affected until the increased cost could be reflected in Missouri retail rates.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.

Coal
During 2008, KCP&L’s generating units, including jointly owned units, are projected to burn approximately 13.2 million tons of coal.  KCP&L has entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers.  The coal to be provided under these contracts will satisfy almost all of the projected coal requirements for 2008 and approximately 45% and 30% for 2009 and 2010, respectively.  The remainder of KCP&L’s coal requirements will be fulfilled through additional contracts or spot market purchases.  KCP&L has entered into its coal contracts over time at higher average prices affecting coal costs for 2008 and beyond.

KCP&L has also entered into rail transportation contracts with various railroads to transport coal from the PRB to its generating units.  The transportation services to be provided under these contracts will satisfy virtually all of the projected requirements for 2008, approximately 80% for 2009 and approximately 75% for 2010.  Coal transportation costs are expected to increase in 2008 and beyond.  See Note 15 to the consolidated financial statements regarding a rate complaint case against Union Pacific Railroad Company.

Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, its only nuclear generating unit.  Wolf Creek purchases uranium and has it processed for use as fuel in its reactor.  This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies.  The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2011 and approximately 86% after that date through September 2018.  The owners also have under contract 100% of the uranium enrichment and fabrication required to operate Wolf Creek through March 2025.

Management expects its cost of nuclear fuel to remain relatively stable through 2009 because of contracts in place.  From 2009 through 2018, management anticipates the cost of nuclear fuel to increase significantly due to higher contracted prices and market conditions.  Even with this anticipated increase, management expects nuclear fuel cost per MWh generated to remain less than the cost of other fuel sources.

See Note 5 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
At December 31, 2007, KCP&L had hedged approximately 35% and 4% of its 2008 and 2009, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.

Purchased Power
KCP&L purchases power to meet its customers’ needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L’s cost of generation or to satisfy firm power commitments.  Management believes KCP&L will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.  KCP&L’s purchased power, as a percent of MWh requirements, averaged approximately 7%, 2% and 4% for 2007, 2006 and 2005, respectively.

Environmental Matters
See Note 13 to the consolidated financial statements for information regarding environmental matters.

STRATEGIC ENERGY
Great Plains Energy indirectly owns 100% of Strategic Energy.  Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers.  Of the states that offer retail choice, Strategic Energy operates in California, Connecticut, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.  In addition to competitive retail electricity supply services, Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets.

Strategic Energy provides services to approximately 109,000 commercial, institutional and small manufacturing accounts (for approximately 25,700 customers) including numerous Fortune 500 companies, smaller companies and governmental entities.  Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products.  Strategic Energy’s projected MWh deliveries for 2008 are in the range of 21 million to 25 million MWhs.  Based solely on expected usage under current signed contracts, Strategic Energy has forecasted future MWh commitments (backlog) at December 31, 2007, of 18.5 million MWh, 9.0 million MWh and 5.6 million MWh for the years 2008 through 2010, respectively, and 3.5 million MWh over the years 2011 through 2012.

Strategic Energy’s revenues averaged approximately 58% of Great Plains Energy’s revenues over the last three years.  Strategic Energy’s net income (loss) accounted for approximately 24%, (8)% and 17% of Great Plains Energy’s income from continuing operations in 2007, 2006, and 2005, respectively.

Strategic Energy’s growth objective is to continue to expand in retail choice states and to increase its share of the market opportunity.  Strategic Energy’s continued success is dependent on a number of industry and operational factors including, but not limited to, the ability to contract for wholesale MWhs to meet its customers’ needs at prices that are competitive with the host utility territory rates and with current and/or future competitors, the ability to provide value-added customer services and the ability to attract and retain employees experienced in providing service in retail choice states.

Conduct Strategic Alternative Review of Strategic Energy
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

Power Supply
Strategic Energy does not own generation, transmission or distribution facilities.  Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Management believes it has adequate access to energy in the markets it serves.

Regulation
Strategic Energy, as a participant in the wholesale electricity and transmission markets, is subject to FERC jurisdiction.  Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where Strategic Energy is licensed to sell power.  Each state has a public utility commission and rules related to retail choice.  Each state’s rules are distinct and may conflict.  These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy’s ability to compete in any jurisdiction.

Transmission
In many markets, RTOs/Independent System Operators (ISOs) manage the power flows, maintain reliability and administer transmission access for the electric transmission grid in a defined region.  RTOs/ISOs coordinate and monitor communications among the generator, distributor and retail electricity provider.  Additionally, RTOs/ISOs manage the real-time electricity supply and demand, and direct the energy flow.  Through these activities, RTOs/ISOs maintain a reliable energy supply within their region.

As a competitive retail electricity supplier, Strategic Energy must register with each RTO/ISO in order to operate in the markets covered by their grids.  Strategic Energy primarily engages with PJM Interconnection, LLC (PJM), New England RTO (formerly ISO-New England), California ISO, New York ISO, Electric Reliability Council of Texas (ERCOT) and the Midwest Independent Transmission System Operator, Inc. (MISO).

In some cases, RTOs/ISOs provide Strategic Energy with all or a combination of the data for billing, settlement, application of electricity rates and information regarding the imbalance of electricity supply.  In addition, they provide balancing energy services and ancillary services to Strategic Energy in the fulfillment of providing services to retail end users.  Strategic Energy must go through a settlement process with each RTO/ISO in which the RTO/ISO compares scheduled power with actual meter usage during a given time period and adjusts the original costs charged to Strategic Energy through a revised settlement.  All participants in the RTOs/ISOs have exposure to other market participants.  In the event of default by a market participant within the RTOs/ISOs, the uncollectible balance is generally allocated to the remaining participants in proportion to their load share.

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

Revenue Sufficiency Guarantee
RSG charges are collected by MISO in order to compensate generators that are standing by to supply electricity when called upon by MISO.  See Note 6 to the consolidated financial statements for further information regarding RSG.

Competition
The principal elements of competition are price, service and product differentiation.  Strategic Energy operates in several retail choice electricity markets.  Strategic Energy has several competitors that operate in most or all of the same states in which it provides services to customers.  Strategic Energy also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories.  Strategic Energy’s competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing, and procurement resources than Strategic Energy.  Additionally, Strategic Energy, as well as its other competitors, must compete with the host utility in order to convince customers to switch from the host utility.  There is a regulatory lag in several RTOs/ISOs that slows the adjustment of host public utility rates in response to changes in wholesale prices, which may negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L EMPLOYEES
At December 31, 2007, Great Plains Energy had 2,504 employees.  Consolidated KCP&L had 2,166 employees, including 1,346 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW).  KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2008), with Local 1464, representing transmission and distribution workers (expires January 31, 2009), and with Local 412, representing power plant workers (expires February 28, 2010).

Executive Officers
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

Name	Age	Current Position(s)	Year First Assumed an Officer Position

Michael J. Chesser (a)	59	Chairman of the Board and Chief Executive Officer – Great Plains Energy and Chairman of the Board – KCP&L	2003
William H. Downey (b)	63	President and Chief Operating Officer – Great Plains Energy and President and Chief Executive Officer – KCP&L	2000
Terry Bassham (c)	47	Executive Vice President - Finance and Strategic Development and Chief Financial Officer – Great Plains Energy and Chief Financial Officer – KCP&L	2005
Barbara B. Curry (d)	53	Senior Vice President - Corporate Services and Corporate Secretary – Great Plains Energy and Corporate Secretary – KCP&L	2005
Michael L. Deggendorf (e)	46	Vice President - Public Affairs – Great Plains Energy	2005
Stephen T. Easley (f)	52	Senior Vice President - Supply - KCP&L	2000
Shahid Malik (g)	47	Executive Vice President – Great Plains Energy President and Chief Executive Officer - Strategic Energy	2004
John R. Marshall (h)	58	Senior Vice President – Delivery - KCP&L	2005
Lori A. Wright	45	Controller – Great Plains Energy and Controller – KCP&L	2002

(a)	Mr. Chesser was previously Chief Executive Officer of United Water (2002-2003).
(b)	Mr. Downey was previously Executive Vice President of Great Plains Energy (2001-2003).
(c)	Mr. Bassham was previously Executive Vice President, Chief Financial and Administrative Officer (2001-2005) of El Paso Electric Company.
(d)	Ms. Curry was previously Senior Vice President, Retail Operations (2003-2004) and Executive Vice President, Global Human Resources (2001-2003) of TXU Corporation.
(e)	Mr. Deggendorf was previously Senior Director, Energy Solutions of KCP&L (2002-2005).
(f)	Mr. Easley was previously Vice President, Generation Services (2002-2005).
(g)
Mr. Malik was previously a partner of Sirius Solutions LLP, a consulting company, (2002-2004) and was appointed as President and Chief Executive Officer of Strategic Energy effective November 10, 2004 and  Executive Vice President of Great Plains Energy effective January 1, 2006.

(h)	Mr. Marshall was previously President of Coastal Partners, Inc., a strategy consulting company (2001-2005), and Senior Vice President, Customer Service of Tennessee Valley Authority (2002-2004).

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

The public may read and copy any materials that the companies file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC, 20549.  For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding the companies.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and consolidated KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed below.  The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  The risk factors described below, as well as the other information included in this Annual Report and in the other documents filed with the SEC, should be carefully considered before making an investment in the Company’s securities.  Risk factors of consolidated KCP&L are also risk factors for Great Plains Energy.

The Company is subject to complex utility and environmental regulation that could adversely affect its operations.
The Company is subject to, or affected by, extensive federal and state utility regulation, as described below.  The Company must also comply with environmental legislation and associated regulations.  In the Company’s business planning and management of operations, it must address the effects of existing and proposed regulation on its businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators and taxing authorities.  Failure to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect the Company’s business and its results of operations, financial position and cash flows.

The outcome of KCP&L’s retail rate proceedings could have a material impact on its business and is largely outside its control.
The rates that KCP&L is allowed to charge its customers are the single most important item influencing its results of operations, financial position and liquidity.  These rates are subject to the determination, in large part, of governmental entities outside of KCP&L’s control, including the MPSC, KCC and FERC.  KCP&L also is exposed to cost-recovery shortfalls due to the inherent lag in the rate-setting process, especially during periods of significant cost inflation.  A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement, which are discussed below, or other costs and expenses, could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and collateral security requirements.

As a part of the Missouri and Kansas stipulations approved by the MPSC and KCC in 2005, KCP&L began implementation of its Comprehensive Energy Plan.  Under the Comprehensive Energy Plan, KCP&L agreed to undertake certain projects, including building and owning a portion of Iatan No. 2, installing a new wind-powered generating facility, installing environmental upgrades to certain existing plants, infrastructure improvements and demand management, distributed generation, and customer efficiency and affordability programs.  In March 2007, KCP&L entered into a Collaboration Agreement with the Sierra Club and Concerned Citizens of Platte County that provides for increases in KCP&L’s wind generation capacity and energy efficiency initiatives, reductions in certain emission permit levels at its Iatan and LaCygne generating stations, and projects to offset certain carbon dioxide emissions.  Most, but not all, of these commitments are conditioned on regulatory approval.  A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement would adversely affect KCP&L’s results of operations, financial position, and cash flows, and the effect could be material.

The MPSC order approving an approximate $51 million increase in annual revenues effective January 1, 2007, was appealed in February 2007 to the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and this decision has been appealed by Trigen-Kansas City Energy Corporation.  Although subject to the appeal, the MPSC order remains in effect pending the court’s decision.

The KCP&L rate increase authorized by the MPSC of $35 million, effective January 1, 2008, may be appealed to the Missouri courts.  Parties have until March 3, 2008, to appeal.  If there is an appeal, it is possible that the MPSC order could be vacated and the proceedings remanded to the MPSC.  Management cannot predict or provide any assurances regarding the outcome of these proceedings.

In response to competitive, economic, political, legislative and regulatory pressures, KCP&L may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on KCP&L’s results of operations, financial position and cash flows.

Regulatory requirements regarding KCP&L’s utility operations may increase KCP&L’s costs and may expose KCP&L to compliance penalties.
The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements, and quality of service standards.  The costs of new or modified operational standards and requirements could have an adverse effect on KCP&L’s results of operations, financial position and cash flows, and could expose KCP&L to penalties if it does not meet these standards and requirements.

The ability of Strategic Energy to compete in states offering retail choice may be materially affected by state regulations and host public utility rates.
Strategic Energy is a participant in the wholesale electricity and transmission markets, and is subject to FERC regulation with respect to wholesale electricity sales and transmission matters.  Additionally, Strategic Energy is subject to regulation by state regulatory agencies in states where it has retail customers.  Each state has a public utility commission and rules related to retail choice.  Each state's rules are distinct and may conflict.  These rules do not restrict the amount Strategic Energy can charge for its services, but can have an impact on Strategic Energy's ability to compete in any jurisdiction.  Additionally, the timing and amount of changes in host public utility rates can materially affect Strategic Energy’s results of operations, financial position and cash flows.

Financial market disruptions and declines in the credit ratings of Great Plains Energy or KCP&L may increase financing costs or limit access to the credit markets, which may adversely affect liquidity and results.
KCP&L’s capital requirements are expected to be substantial over the next several years as it implements its Comprehensive Energy Plan.  The amount of credit support required for Strategic Energy operations varies with a number of factors, including the amount and price of power purchased for its customers.  The amount of collateral or other credit support required under Strategic Energy and KCP&L power supply agreements is also dependent on credit ratings.  If the proposed acquisition of Aquila occurs, the future capital requirements of Aquila will further increase the Company’s overall capital requirements.  The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Company also relies on the financial markets for credit support, such as letters of credit, to support Strategic Energy and KCP&L operations.

Great Plains Energy, KCP&L and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  A decrease in these credit ratings would have an adverse impact on the Company’s access to capital, its cost of funds, the amount of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.   While management anticipates that Great Plains Energy, KCP&L and Aquila will be rated investment grade if the proposed acquisition of Aquila closes, Great Plains Energy and KCP&L credit ratings were negatively affected by the announcement of the proposed acquisition, and may be further negatively affected.

The recent sub-prime mortgage issues have adversely affected the overall financial markets, generally resulting in increased credit spreads, reduced access to the capital markets and actual or potential downgrades of municipal bond insurers and the bonds insured by those insurers, among other adverse matters.  The interest rates on $257.0 million aggregate principal amount of KCP&L’s EIRR bonds are periodically reset through auction processes.  These auction rate bonds are supported by municipal bond insurance policies issued by either XL Capital Assurance, Inc. or Financial Guaranty Insurance Company.  Both firms and the supported KCP&L auction rate bonds were downgraded by at least two rating agencies in January and February 2008.  Concerns related to municipal bond insurers' credit have adversely affected the ordinary course of operation of auctions for these types of bonds.  The interest rates set in recent auctions of KCP&L's auction rate bonds have been adversely affected by these concerns, and the adverse effects are expected to continue until the bonds are changed to another interest rate mode.

The Company’s management believes that it will maintain sufficient access to the financial markets at a reasonable cost based upon current credit ratings and market conditions.  However, changes in financial or other market conditions or credit ratings could adversely affect the Company’s ability to access financial markets, increase borrowing costs, increase collateral or other credit support requirements, or impact the rate treatment provided to KCP&L, and therefore materially affect its results of operations, financial position and cash flows.

Great Plains Energy is subject to business and regulatory uncertainties as a result of the potential acquisition of Aquila, which could adversely affect its business.
On February 6, 2007, Great Plains Energy entered into definitive agreements under which it would acquire all the outstanding shares of Aquila.  Immediately prior to this acquisition, Black Hills would acquire from Aquila its electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  These transactions are complex, remain subject to outstanding regulatory approvals and other conditions, and there is no assurance as to whether or when the transactions will be consummated.  While various regulatory approvals have been obtained, the approvals of the MPSC and KCC have not yet been obtained.  The timing of, and the conditions imposed by, regulatory approvals may delay or give rise to the ability to terminate the transactions.  In the event of termination, Great Plains Energy would be required to write-off its deferred transaction costs, which could be material.  The conditions imposed by regulatory approvals could increase the costs, or decrease the benefits, anticipated by Great Plains Energy from the transaction.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company.  Although the Company has taken steps to reduce any adverse effects, these uncertainties could impair the Company’s ability to attract, retain and motivate key personnel until the merger closes and for a period of time afterwards, and could cause customers, suppliers and others to seek to change existing business relationships.

The anticipated costs and benefits of the Aquila transaction may not be realized, which could adversely affect the Company’s business and results of operations.
Great Plains Energy entered into the Aquila proposed transaction with the expectation that the acquisition would result in various benefits to it and KCP&L including, among other things, synergies, cost savings and operating efficiencies.  Although Great Plains Energy expects to achieve the anticipated benefits of the acquisition, achieving them cannot be assured.  The Company expects to incur significant costs relating to the acquisition of Aquila and its operational integration with KCP&L.  These costs may be significantly greater than the Company’s estimates.  Although the Company has requested to recover a portion of these costs through utility rates, there is no assurance regarding the recovery of these costs or other regulatory treatment of benefits or costs in rate cases occurring after the closing of the transaction.

The Company expects to achieve various benefits, including synergies, cost savings and operating efficiencies in connection with the proposed acquisition.  Approximately half of the total estimated cost savings and synergies, over the first five years following the transaction are expected to come from reductions in Aquila’s corporate overhead and other costs currently not being recovered through Aquila’s Missouri utility rates, and are not expected to be recovered through utility rates following the merger.  If the Company is not able to eliminate these non-Missouri utility costs as anticipated, its results from operations will be negatively impacted.

Integration of Aquila and KCP&L utility operations following the transaction will pose significant challenges due to the size and complexity of each organization.  The Company has dedicated substantial efforts and resources since the proposed transaction was announced to plan for an efficient and successful integration of utility operations.  The Company believes that it will have the necessary employees to successfully operate the integrated utility operations after the transaction closes.  However, there is no assurance that the utility operations integration will be completed successfully or in a timely manner.

Most of the Aquila employees remaining after the sale to Black Hills are expected to become employees of KCP&L.  KCP&L employees will operate and manage both KCP&L properties and Aquila’s properties, and KCP&L will charge Aquila for the cost of these services.  These expected arrangements may pose risks to KCP&L, including possible claims arising from actions of KCP&L employees in operating Aquila’s properties and providing other services to Aquila.  KCP&L’s claims for reimbursement for services provided to Aquila will be unsecured and rank equally with other unsecured obligations of Aquila.  KCP&L’s ability to be reimbursed for the costs incurred for the benefit of Aquila depends on the financial ability of Aquila to make such payments.

Additionally, Aquila’s utility operations are subject to regulation by numerous government entities, including the MPSC and FERC.  As such, a successful acquisition of Aquila will subject Great Plains Energy to additional regulatory risk.

The announced review of alternatives for Strategic Energy may cause business uncertainties, which could adversely affect the Company’s results of operation.
Strategic Energy contributed 60% of the Company’s consolidated revenues and 24% of the Company’s consolidated net income in 2007.  In November 2007, the Company announced that it was undertaking a review of strategic and structural alternatives for Strategic Energy.  The alternatives may include, among others, continuation of Strategic Energy’s current subsidiary status and business plans, joint ventures with strategic partners, acquisitions of similar businesses, or sales of part or all of Strategic Energy.

Uncertainty about the outcome of this review on Strategic Energy employees, suppliers and customers may have an adverse effect on the Company.  Although the Company has taken steps to reduce any adverse effects, including employee retention agreements, these uncertainties could impair the Company’s ability to attract, retain and motivate key personnel until the outcome of the review and for a period of time after, and could cause customers, suppliers and others to seek to terminate or change existing business relationships.

The Company is subject to current and potential environmental laws and the incurrence of environmental liabilities, any or all of which may adversely affect the Company’s business and financial results.
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters, primarily through KCP&L’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations, financial position and cash flows.

KCP&L currently projects a range of capital expenditures of $1.0 billion to $1.6 billion (KCP&L’s share of jointly owned units) over an approximate ten year period to comply with environmental requirements regarding SO2, NOx, mercury and particulate emissions that will take effect during that period.  The actual cost and the timing of such expenditures may be materially different than these estimates due to the risks described in this risk factor and in the risk factor regarding construction risks.

There is also a risk of new environmental laws and regulations, and judicial interpretations of environmental laws and regulations, affecting KCP&L’s operations.  In particular, various stakeholders, including legislators, regulators, shareholders and non-governmental organizations, as well as utilities and other companies in many business sectors, are considering ways to address climate change.  These include regulation of carbon dioxide and other greenhouse gas emissions and efforts to encourage or mandate the use of renewable resources, energy efficiency and demand response management.  Federal and/or state legislation or regulation to reduce greenhouse gas emissions may be enacted in the near future.  The Kansas Department of Health and Environment has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  KCP&L’s current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 17 million tons per year.  Efforts to reduce greenhouse gas emissions may cause the Company to incur material costs to reduce the greenhouse gas emissions from its operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), procure emission allowance credits, or incur taxes, fees or other governmental impositions on account of such emissions.  Another area of law that is in a state of flux is the rules governing emissions of mercury.  Rules issued by the Environmental Protection Agency (EPA) were overturned in February 2008, and it is unclear what standards will be imposed in the future, or when we may have to comply with any new standards.  KCP&L’s proposed capital expenditures reflect estimated costs to comply with the overturned rule, and compliance with any new standards is likely to result in the incurrence of increased costs, although at this point there is insufficient information to estimate those costs.  Other new environmental laws and regulations affecting KCP&L’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L or its facilities, any of which may adversely affect the Company’s business and substantially increase its environmental expenditures in the future.

New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the associated uncertainty may materially affect the cost and timing of the environmental retrofit projects included in the Comprehensive Energy Plan, among other projects, and thus materially affect KCP&L’s results of operations, financial position and cash flows.

Under current law, KCP&L is also generally responsible for any on-site liabilities associated with the environmental condition of its facilities, including those that it has previously owned or operated, regardless of whether the liabilities arose before, during or after the time it owned or operated the facilities.  KCP&L may not be able to recover all of its costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.  See Note 13 to the consolidated financial statements for additional information regarding environmental matters.

The Federal Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation of an existing facility if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  Failure to recover such costs through rates could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations, financial position and cash flows.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to allow Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L.  KCP&L has committed to its state regulatory commissions to maintain a 35% equity to total capitalization ratio, and has similar covenants in its revolving credit facility.  Strategic Energy also has financial covenants in its financing arrangements.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

Changes in customer demand, due to sustained downturns or sluggishness in the economy and weather conditions may adversely affect KCP&L’s and Strategic Energy’s business and financial results.
The results of operations of KCP&L and Strategic Energy can be materially affected by changes in weather and customer demand.  KCP&L and Strategic Energy estimate customer demand based on historical trends, to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affects the markets in which KCP&L and Strategic Energy operate.  Declines in economic conditions may reduce overall electricity sales and/or increase bad debt expense, which could materially affect KCP&L’s and Strategic Energy’s results of operations and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  In addition, severe weather, including but not limited to extreme heat or cold, tornados, snow, rain, floods and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues.  KCP&L’s Iatan and Hawthorn stations use water from the Missouri River for cooling purposes.  Low water and flow levels, which have been experienced in recent years, can increase KCP&L’s maintenance costs at these stations and, if these levels were to get low enough, could cause KCP&L to modify plant operations and/or install additional equipment.

The use of derivative contracts in the normal course of business could result in financial losses that could negatively impact Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
Great Plains Energy, KCP&L and Strategic Energy use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Financial losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Changes in commodity prices could have an adverse effect on the Company’s business and financial condition.
KCP&L and Strategic Energy engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  Strategic Energy routinely enters into contracts to purchase and sell electricity in the normal course of business.  KCP&L generates, purchases and sells electricity in the retail and wholesale markets.  To the extent that exposure to the price of electricity is not hedged, the Company could experience losses associated with the changing market price for electricity.

Increases in fuel and transportation prices could have an adverse impact on KCP&L’s costs.
New Kansas retail rates effective January 1, 2008, contain an ECA tariff.  KCP&L’s Missouri retail rates do not contain a similar provision.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  This exposes KCP&L to risk from changes in the market prices of coal, natural gas, nuclear fuel and purchased power.  Changes in KCP&L’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect KCP&L’s fuel and purchased power costs.

KCP&L does not hedge its entire exposure from fuel and transportation price volatility.  Forward prices for coal have increased, principally due to international demand, and management expects prices will continue to increase.  Management also expects its cost of nuclear fuel to increase significantly from 2009 through 2018.  Consequently, its results of operations and financial position may be materially impacted by changes in these prices until increased costs are recovered in Missouri retail rates.

Wholesale electricity prices affect costs and revenues, creating earnings volatility.
KCP&L's level of wholesale sales depends on the wholesale market price, transmission availability and the availability of KCP&L’s generation for wholesale sales, among other factors.  A substantial portion of KCP&L’s wholesale sales are made in the spot market, and thus KCP&L has immediate exposure to wholesale price changes.  KCP&L is also exposed to price risk because at times it purchases power to meet its customers’ needs.  The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L’s lower-priced generating units.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale purchases and sales are reflected in KCP&L’s Kansas ECA, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales and purchases.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L's wholesale sales and adversely affect KCP&L’s results of operations and financial position.

Strategic Energy operates in competitive retail electricity markets, competing against the host utilities and other retail suppliers.  Wholesale electricity costs, which account for a significant portion of its operating expenses, can materially affect Strategic Energy’s ability to attract and retain retail electricity customers.  There is also a regulatory lag that slows the adjustment of host public utility rates in response to changes in wholesale prices.  This lag can negatively affect Strategic Energy’s ability to compete in a rising wholesale price environment.  Strategic Energy manages wholesale electricity risk by establishing risk limits and entering into contracts to offset some of its positions to balance energy supply and demand; however, Strategic Energy does not exactly match hedges to its aggregate exposure.  This imbalance position leaves Strategic Energy subject to the effects of electricity price volatility.  Consequently, its results of operations and financial position may be materially impacted by changes in the wholesale price of electricity.

Operations risks may adversely affect the Company’s business and financial results.
The operation of KCP&L’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment or processes; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.  With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  The age of these generating units increases the risk of unplanned outages and higher maintenance expense.  KCP&L has implemented training, preventive maintenance and other programs, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of KCP&L’s facilities.

KCP&L currently has general liability and property insurance in place to cover its facilities in amounts that management considers appropriate.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of KCP&L’s facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce KCP&L’s revenues, increase its costs, or both, and may materially affect KCP&L’s results of operations, financial position and cash flows.

The cost and schedule of KCP&L’s construction projects may materially change.
KCP&L’s Comprehensive Energy Plan includes the construction of an estimated 850 MW coal-fired generating plant and environmental retrofits at two existing coal-fired units.  There are risks that actual costs may exceed budget estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and other events beyond KCP&L’s control may occur that may materially affect the schedule, budget and performance of these projects.

The construction projects contemplated in the Comprehensive Energy Plan rely upon the supply of a significant percentage of materials from overseas sources.  This global procurement subjects the delivery of procured material to issues beyond what would be expected if such material were supplied from sources within the United States.  These risks include, but are not limited to, delays in clearing customs, ocean transportation, currency exchange rates and potential civil unrest in sourcing countries, among others.

The demand for environmental projects, similar to those in the Comprehensive Energy Plan, has increased substantially with many utilities in the United States starting similar projects to address changing environmental regulations.  This demand has constrained labor and material resources for such projects, and there is a risk that such constraints may increase.

These and other risks could materially increase the estimated costs of these construction projects, delay the in-service dates of these projects, adversely affect the performance of the projects, and/or require KCP&L to purchase additional electricity to supply its retail customers until the projects are completed.  KCP&L is not permitted to start recovering the costs of these projects until they are completed and put into service.  Thus, these risks may materially affect KCP&L’s results of operations, financial position and cash flows.

The anticipated acquisition of Aquila will increase Great Plains Energy’s ownership of Iatan Nos. 1 and 2.  Aquila owns 18% of both Iatan generating units.  Great Plains Energy’s post-acquisition ownership percentages of the Iatan generating units would be 88% of Iatan No. 1 and 72.71% of Iatan No. 2, which would expose the Company to greater risks associated with the ongoing Iatan construction projects.

Failure of one or more generation plant co-owners to pay their share of construction, operations and maintenance costs could increase KCP&L’s costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs and, in the case of Iatan No. 2, construction costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  The Iatan No. 2 co-owners have provided financial assurances related to their respective construction cost obligations, but there is a risk that such assurances may not be sufficient in the event of a co-owner default.  During the construction period, the Iatan No. 2 agreements provide for re-allocations of part or all of a defaulting co-owner’s share of the facility to the non-defaulting owners, which would increase the capital requirements, operations and maintenance costs of the non-defaulting owners.  Occurrence of these or other events could materially increase KCP&L’s costs and capital requirements.

An aging workforce and increasing demand for skilled craft labor poses operational and planning challenges to KCP&L.
Through 2011, approximately 22% of KCP&L’s current employees will be eligible to retire with full pension benefits.  This is a general industry issue, which has increased the demand for and cost of skilled craft labor for both companies and contractors.  KCP&L uses contractors for a substantial portion of its construction and maintenance work.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect KCP&L’s ability to manage and operate its business.

Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans.  If KCP&L employees retire when they become eligible for retirement through 2011, or if KCP&L’s plans experience adverse market returns on investments, or if interest rates materially fall, KCP&L’s contributions to the plans could rise substantially over historical levels.  In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations, financial position and cash flows.

The Pension Protection Act of 2006 alters the manner in which pension plan assets and liabilities are valued for purposes of calculating required pension contributions and changes the timing of required contributions to underfunded plans.  The funding rules, which became effective in 2008, could significantly affect the Company’s funding requirements.  In addition, the Financial Accounting Standards Board (FASB) has a project to reconsider the accounting for pensions and other post-retirement benefits.  This project may result in accelerated expense.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Company’s and KCP&L’s business and financial results.
KCP&L owns 47% (545 MW) of Wolf Creek.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

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

Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life.  KCP&L contributes annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required; however, should this happen, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the unit.

KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling and disposal of radioactive materials, and to potential retrospective assessments and losses in excess of insurance coverage.

KCP&L’s participation in the SPP could increase costs, reduce revenues, and reduce KCP&L’s control over its transmission assets.
Functional control of the KCP&L transmission systems was transferred to the SPP during the third quarter of 2006.  KCP&L may be required to incur expenses or expand its transmission systems, which it would seek recovery for through rate increases, according to decisions made by the SPP rather than according to its internal planning process.

The sale of power in the SPP Energy Imbalance Service (EIS) Market may result in unanticipated transmission congestion and other settlement charges.  There is also uncertainty regarding the impact of ongoing RTO developments at FERC.  KCP&L is unable to predict the impact these issues could have on its results of operations and financial position.

Strategic Energy operates in competitive retail electricity markets, which could impact financial results.
Strategic Energy has several competitors that operate in most or all of the same states in which it serves customers.  It also faces competition in certain markets from regional suppliers and deregulated utility affiliates formed by holding companies affiliated with regulated utilities to provide retail load in their home market territories.  Strategic Energy's competitors vary in size from small companies to large corporations, some of which have significantly greater financial, marketing and procurement resources than Strategic Energy.  Additionally, Strategic Energy must compete with the host utility in order to convince customers to switch from the host utility to Strategic Energy as their electric service provider.  Strategic Energy’s results of operations and financial position are impacted by the success Strategic Energy has in attracting and retaining customers in these markets.

Strategic Energy supplier and customer credit risk may adversely affect financial results.
Strategic Energy has credit risk exposure in the form of the loss that it could incur if a counterparty failed to perform under its contractual obligations.  Strategic Energy has two types of counterparty risk – supplier risk and customer risk.  Strategic Energy enters into forward contracts with multiple suppliers.  In the event of supplier non-delivery or default, Strategic Energy’s results of operations may be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier.  Strategic Energy’s results of operations may also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.  Strategic Energy has also experienced an increase in customer bad debt expense, primarily related to its small business customer segment.  Strategic Energy has taken steps to address this exposure, but there can be no assurance that bad debt expense will be reduced.  Failure of suppliers or customers to perform their obligations may adversely affect results of operations.

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on Great Plains Energy’s and KCP&L’s financial condition.
Great Plains Energy and KCP&L are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that Great Plains Energy and KCP&L may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on the consolidated financial position of Great Plains Energy, KCP&L or both.  See Notes 2, 6, 13 and 15 to the consolidated financial statements for further information regarding legal proceedings.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

KCP&L Generation Resources

		Year	Estimated 2008		Primary
	Unit	Completed	MW Capacity		Fuel
Base Load	Wolf Creek	1985	545	(a)	Nuclear
	Iatan No. 1	1980	456	(a) (b)	Coal
	LaCygne No. 2	1977	341	(a)	Coal
	LaCygne No. 1	1973	368	(a)	Coal
	Hawthorn No. 5 (c)	1969	563		Coal
	Montrose No. 3	1964	176		Coal
	Montrose No. 2	1960	164		Coal
	Montrose No. 1	1958	170		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4 (d)	2003	308		Natural Gas
	Osawatomie (d)	2003	76		Natural Gas
	Hawthorn No. 9 (e)	2000	130		Natural Gas
	Hawthorn No. 8 (d)	2000	76		Natural Gas
	Hawthorn No. 7 (d)	2000	75		Natural Gas
	Hawthorn No. 6 (d)	1997	136		Natural Gas
	Northeast Nos. 17 and 18 (e)	1977	117		Oil
	Northeast Nos. 15 and 16 (e)	1975	116		Oil
	Northeast Nos. 13 and 14 (e)	1976	114		Oil
	Northeast Nos. 11 and 12 (e)	1972	100		Oil
	Northeast Black Start Unit	1985	2		Oil
Wind	Spearville Wind Energy Facility (f)	2006	15		Wind
Total			4,048
(a)	KCP&L's share of a jointly owned unit.
(b)	The Iatan No. 2 air permit limits KCP&L's accredited capacity of Iatan No. 1 to 456 MWs from 469 MWs until the air quality control equipment included in the Comprehensive Energy Plan is operational, which is expected in the fourth quarter of 2008.
(c)	The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.
(d)	Combustion turbines.
(e)	Heat Recovery Steam Generator portion of combined cycle.
(f)	The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 15 MW pursuant to SPP reliability standards.

KCP&L owns the Hawthorn Station (Jackson County, Missouri), Montrose Station (Henry County, Missouri), Northeast Station (Jackson County, Missouri), West Gardner Station (Johnson County, Kansas), Osawatomie Station (Miami County, Kansas) and Spearville Wind Energy Facility (Ford County, Kansas).  KCP&L also owns 50% of the 736 MW LaCygne No. 1 and 682 MW LaCygne No. 2 (Linn County, Kansas), 70% of the 651 MW Iatan No. 1 (Platte County, Missouri) and 47% of the 1,160 MW Wolf Creek Unit (Coffey County, Kansas).  See Note 6 to the consolidated financial statements for information regarding KCP&L’s Comprehensive Energy Plan and the construction of new generation capacity.

KCP&L Transmission and Distribution Resources
KCP&L’s electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers.  KCP&L owns over 1,700 miles of transmission lines, approximately 9,000 miles of overhead distribution lines and over 3,900 miles of underground distribution lines in Missouri and Kansas.  KCP&L has all the franchises necessary to sell electricity within its retail service territory.  KCP&L’s transmission and distribution systems are continuously monitored for adequacy to meet customer needs.  Management believes the current systems are adequate to serve its customers.

KCP&L General
KCP&L’s principal plants and properties, insofar as they constitute real estate, are owned in fee simple except for the Spearville Wind Energy Facility, which is on land held under easements.  Certain other facilities are located on premises held under leases, permits or easements.  KCP&L electric transmission and distribution systems are for the most part located over or under highways, streets, other public places or property owned by others for which permits, grants, easements or licenses (deemed satisfactory but without examination of underlying land titles) have been obtained.

Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986.  General mortgage bonds totaling $158.8 million were outstanding at December 31, 2007.

ITEM 3.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 13 and 15 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy
Great Plains Energy held a special meeting of its common stock shareholders on October 10, 2007, to vote on the proposal to approve the issuance of shares of Great Plains Energy Incorporated common stock as contemplated by the Agreement and Plan of Merger, dated as of February 6, 2007, by and among Aquila, Great Plains Energy, Gregory Acquisition Corp. and Black Hills.  The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
55,362,672	1,574,331	571,219

Also at the meeting, shareholders voted on the proposal to approve the authority of the proxy holders to vote in favor of a motion to adjourn the meeting for the purpose of soliciting additional proxies.  The proposal was approved by the following vote:

Votes For	Votes Against	Abstentions
53,081,961	3,641,183	785,077

KCP&L
During the fourth quarter of 2007, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise for KCP&L.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

GREAT PLAINS ENERGY
Great Plains Energy common stock is listed on the New York Stock Exchange under the symbol GXP.  At February 21, 2008, Great Plains Energy’s common stock was held by 12,523 shareholders of record.  Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range				Common Stock
	2007		2006		Dividends Declared
Quarter	High	Low	High	Low	2008		2007	2006
First	$32.67	$30.42	$29.32	$27.89	$0.415	(a)	$0.415	$0.415
Second	33.18	28.82	28.99	27.33			0.415	0.415
Third	29.94	26.99	31.43	27.70			0.415	0.415
Fourth	30.45	28.32	32.80	31.13			0.415	0.415
(a) Declared February 5, 2008.

Regulatory Restrictions
Under stipulations with the MPSC and KCC, Great Plains Energy has committed to maintain consolidated common equity of not less than 30% of total capitalization.

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

Equity Compensation Plan
The Company’s Long-Term Incentive Plan is an equity compensation plan approved by its shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of the Company and KCP&L.  The following table provides information, as of December 31, 2007, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance under the Long-Term Incentive Plan.  The table excludes shares issued or issuable under Great Plains Energy’s defined contribution savings plans.

Number of securities
remaining available
for future issuance
	Number of securities to	Weighted-average	under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	419,161 (1)	$ 25.52 (2)	3,439,157
Equity compensation plans not
approved by security holders	-	-	-
Total	419,161	$ 25.52	3,439,157
(1)	Includes 309,689 performance shares at target performance levels and options for 109,472 shares of Great Plains
Energy common stock outstanding at December 31, 2007.
(2)	The 309,689 performance shares have no exercise price and therefore are not reflected in the weighted average exercise price.

Purchases of Equity Securities
The following table provides information regarding purchases by the Company of its equity securities during the fourth quarter of 2007.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
October 1 - 31	11,316 (1)	$ 28.94	-	N/A
November 1 - 30	2,148 (1)	30.14	-	N/A
December 1 - 31	-	-	-	N/A
Total	13,464	$ 29.13	-	N/A
(1) Represents shares of common stock surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common stock.

KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.

Regulatory Restrictions
Under the Federal Power Act, KCP&L can pay dividends only out of retained or current earnings.  Under stipulations with the MPSC and KCC, KCP&L has committed to maintain consolidated common equity of not less than 35% of total capitalization.

Equity Compensation Plan
KCP&L does not have an equity compensation plan; however, KCP&L officers participate in Great Plains Energy’s Long-Term Incentive Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Year Ended December 31	2007	2006	2005	2004	2003
Great Plains Energy (a)	(dollars in millions except per share amounts)
Operating revenues	$3,267	$2,675	$2,605	$2,464	$2,148
Income from continuing operations (b)	$159	$128	$164	$175	$189
Net income	$159	$128	$162	$183	$144
Basic earnings per common
share from continuing operations	$1.86	$1.62	$2.18	$2.41	$2.71
Basic earnings per common share	$1.86	$1.62	$2.15	$2.51	$2.06
Diluted earnings per common
share from continuing operations	$1.85	$1.61	$2.18	$2.41	$2.71
Diluted earnings per common share	$1.85	$1.61	$2.15	$2.51	$2.06
Total assets at year end	$4,827	$4,336	$3,842	$3,796	$3,694
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,103	$1,142	$1,143	$1,296	$1,347
Cash dividends per common share	$1.66	$1.66	$1.66	$1.66	$1.66
SEC ratio of earnings to fixed charges	3.08	3.20	3.60	3.54	4.22

Consolidated KCP&L (a)
Operating revenues	$1,293	$1,140	$1,131	$1,092	$1,057
Income from continuing operations (c)	$157	$149	$144	$145	$125
Net income	$157	$149	$144	$145	$116
Total assets at year end	$4,292	$3,859	$3,340	$3,335	$3,315
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$1,003	$977	$976	$1,126	$1,336
SEC ratio of earnings to fixed charges	3.53	4.11	3.87	3.37	3.68

(a)	Great Plains Energy’s and KCP&L’s consolidated financial statements include results for all subsidiaries in operation for the periods presented.
(b)	This amount is before discontinued operations of $(1.9) million, $7.3 million and $(44.8) million in 2005 through 2003, respectively.
(c)	This amount is before discontinued operations of $(8.7) million in 2003.

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

EXECUTIVE SUMMARY

Description of Business

Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services.  As a diversified energy company, Great Plains Energy’s reportable business segments include KCP&L and Strategic Energy.

KCP&L
KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 506,000 customers in the states of Missouri and Kansas.  KCP&L has continued to experience modest load growth.  Load growth consists of higher usage per customer and the addition of new customers.  Retail electricity rates are below the national average.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of its base load capacity.  In 2006, WCNOC submitted an application for a new operating license for Wolf Creek with the NRC, which would extend Wolf Creek’s operating period to 2045.  The NRC may take up to two years to rule on the application.  Wolf Creek’s most recent refueling outage was in October 2006 and lasted 35 days.  The next refueling outage is scheduled to begin in March 2008.

Strategic Energy
Great Plains Energy indirectly owns 100% of Strategic Energy.  Strategic Energy does not own generation, transmission or distribution facilities.  Strategic Energy provides competitive retail electricity supply services by entering into power supply contracts to supply electricity to its end-use customers.  Of the states that offer retail choice, Strategic Energy operates in California, Connecticut, Illinois, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Texas.  Strategic Energy also provides strategic planning, consulting and billing and scheduling services in the natural gas and electricity markets.

Strategic Energy provides services to approximately 109,000 commercial, institutional and small manufacturing accounts (for approximately 25,700 customers) including numerous Fortune 500 companies, smaller companies and governmental entities.  Strategic Energy offers an array of products designed to meet the various requirements of a diverse customer base including fixed price, index-based and month-to-month renewal products.  Strategic Energy’s volume-based customer retention rate, excluding month-to-month customers on market-based rates for 2007 was 59%.  The corresponding volume-based customer retention rates including month-to-month customers on market-based rates was 68%.  Strategic Energy deliberately reduced sales in certain markets and customer segments during the year and, consequently, experienced lower retention rates than previous years.

Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates.  As a result, total forecasted future MWh commitments (backlog) grew to 36.6 million MWh at December 31, 2007, compared to 32.8 million MWh at December 31, 2006.  Based solely on expected MWh usage under current signed contracts, Strategic Energy has backlog of 18.5 million MWh, 9.0 million MWh and 5.6 million MWh for the years 2008 through 2010, respectively, and 3.5 million MWh over the years 2011 through 2012.  Strategic Energy’s projected MWh deliveries for 2008 are in the range of 21 million to 25 million MWhs.  Strategic Energy expects to deliver additional MWhs above amounts currently in backlog through new and renewed term contracts and MWh deliveries to month-to-month customers.

Strategic Energy currently expects the average retail gross margin per MWh delivered (retail revenues less retail purchased power divided by retail MWhs delivered) in 2008 to average $3.50 to $4.50.  This range excludes unrealized changes in fair value of non-hedging energy contracts and from hedge ineffectiveness because management does not predict the future impact of these unrealized changes.  Actual retail gross margin per MWh may differ from these estimates.

Earnings Overview

Great Plains Energy’s 2007 earnings of $157.6 million, or $1.85 per diluted share, were up from 2006 earnings of $126.0 million, or $1.61 per diluted share.  Earnings in 2007 were favorably impacted by weather, increased wholesale revenues, new retail rates, and increased customer usage at KCP&L, as well as higher delivered volumes and an increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness at Strategic Energy.  These favorable impacts more than offset the impact of plant outages during the first and second quarters at KCP&L, higher consolidated operating expense and interest expense, and higher power prices, a first quarter resettlement charge, customer attrition in the small customer segment, and higher bad debt expense at Strategic Energy.

STRATEGIC FOCUS

Close Aquila transaction
In February 2007, Great Plains Energy entered into an agreement to acquire all outstanding shares of Aquila for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa plus associated liabilities for a total of $940 million in cash, subject to closing adjustments.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first half of 2008.  Activity related to the Aquila transactions included the following:

•
In 2007, Great Plains Energy, KCP&L and Aquila filed joint applications with the MPSC and KCC for approval of the acquisition of Aquila by Great Plains Energy.  Evidentiary hearings in Missouri began in December 2007, but recessed to allow Great Plains Energy, KCP&L and Aquila time to develop a modified proposal that addresses many of the concerns of various parties represented in the proceeding.  In February 2008, a revised proposal was submitted and hearings were requested to reconvene in late April 2008.  Also in February 2008, a settlement was reached with the parties in the KCC proceedings and submitted to KCC.  Decisions in both cases are currently anticipated in the first half of 2008.

•
In 2007, Aquila and Black Hills filed applications with the Colorado Public Utilities Commission (CPUC), KCC, the Nebraska Public Service Commission (NPSC) and the Iowa Utilities Board (IUB) seeking approval of the sale of assets to Black Hills.  The CPUC, IUB and NPSC have approved the sale of assets and a settlement has been submitted in the KCC proceedings.

•	In 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application with FERC for approval of the transactions, which was granted.

•	In July 2007, Great Plains Energy, Aquila and Black Hills submitted their respective Hart-Scott-Rodino pre-merger notifications and received early termination of the waiting period on August 27, 2007.

•
In October 2007, Great Plains Energy received approval from its shareholders to issue common stock in connection with the anticipated acquisition of Aquila and Aquila’s shareholders approved the acquisition of Aquila by Great Plains Energy.

•	Great Plains Energy is focused on closing the transaction and on achieving operational integration (people, processes and systems) throughout 2008 to maximize synergies.

See Note 2 to the consolidated financial statements for additional information.

KCP&L’s Comprehensive Energy Plan
KCP&L continues to execute on its Comprehensive Energy Plan.  The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, was completed and placed into service during the second quarter of 2007.  Environmental upgrades at Iatan No. 1 are underway and completion is currently scheduled for late 2008.  An outage at Iatan No. 1 is planned to complete and place in service these environmental upgrades during the fourth quarter of 2008.  Construction of Iatan No. 2 is on-going and currently scheduled for completion in 2010.  The erection of the stack liner continues, underground utilities and foundations are proceeding on schedule, boiler foundations have been released to the boiler erection contractor, steel erection has commenced and the turbine generator pedestal is complete.

The construction environment entering 2008 for the Iatan No. 1 and Iatan No. 2 projects is challenging, particularly the tight market conditions for skilled labor and the lengthening lead times for deliveries of materials.  KCP&L is conducting a thorough assessment of the impact of the current environment on the projects' cost and schedule.  The results of the assessment are expected to be available in the second quarter of 2008.

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement that resolved disputes among the parties and KCP&L agreed to pursue a set of initiatives including energy efficiency, additional wind generation, lower emission permit levels at its Iatan and LaCygne generating stations and other initiatives designed to offset carbon dioxide emissions.  Under the Collaboration Agreement, KCP&L will, among other things, pursue increasing its wind generation capacity by 100 MW by year-end 2010 and another 300 MW by year-end 2012, subject to regulatory approval.  In April 2007, KCP&L issued a request for proposals to develop 100 MW of wind generation in Missouri and/or Kansas.  This request was an outgrowth of commitments under the Comprehensive Energy Plan.  As with any large investment of this type, part of the planning and evaluation involves financing considerations.  Difficulties impacting the credit markets are ongoing and consequently, KCP&L’s management believes the prudent business decision is not to move forward with wind construction in 2008.  This decision will not, however, impact KCP&L’s commitment to pursue additional wind generation.

KCP&L is focusing on development of the next phase of its Comprehensive Energy Plan, which includes developing a long range resource plan and filing an integrated resource plan in Missouri in the third quarter of 2008, continuing to engage community groups and regulators to develop energy efficiency and demand response as a resource alternative and continuing development of environmental and renewable generation alternatives.

Conduct Strategic Alternative Review of Strategic Energy
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

KCP&L REGULATORY PROCEEDINGS

In December 2007, KCP&L received a rate order from the MPSC authorizing an annual rate increase of $35 million.  In November 2007, KCP&L received a rate order from KCC authorizing an annual rate increase of $28 million.  The KCC order also includes an ECA.  The ECA tariff will reflect the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system wholesale sales margin, subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) will be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.  KCP&L’s Missouri retail rates do not contain a similar provision.  In addition, any non-firm wholesale electric sales margin above the level reflected in Missouri retail rates will be recorded as a regulatory liability and returned to retail customers in a future rate case.  The ordered rates were implemented January 1, 2008.  See Note 6 to the consolidated financial statements for additional information.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures.  Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on the results of operations and financial position.  Management has identified the following accounting policies as critical to the understanding of Great Plains Energy’s and consolidated KCP&L’s results of operations and financial position.  Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Board of Directors.

Pensions
Great Plains Energy and consolidated KCP&L incur significant costs in providing non-contributory defined pension benefits.  The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.

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

These actuarial assumptions are updated annually at the beginning of the plan year.  In selecting an assumed discount rate, the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation was considered.  The assumed rate of return on plan assets was developed based on the weighted average of long-term returns forecast for the expected portfolio mix of investments held by the plan.  These assumptions are based on management’s best estimates and judgment; however, material changes may occur if these assumptions differ from actual events.  See Note 8 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions.  Each sensitivity reflects the impact based on a change in that assumption only.

			Impact on	Impact on
			Projected	2007
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(32.6)	$(2.8)
Rate of return on plan assets	0.5%	increase	-	(2.0)
Discount rate	0.5%	decrease	33.2	2.8
Rate of return on plan assets	0.5%	decrease	-	2.0

Pension expense for KCP&L is recorded in accordance with rate orders from the MPSC and KCC.  The orders allow the difference between pension costs under Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.  KCP&L recorded 2007 pension expense of $35 million after allocations to the other joint owners of generating facilities and capitalized amounts in accordance with the 2006 MPSC and KCC rate orders.  Expected 2008 pension expense will approximate $38 million after allocations to the other joint owners of generating facilities and capitalized amounts consistent with the 2007 MPSC and KCC rate orders.  See Note 8 to the consolidated financial statements for additional information.

Market conditions and interest rates significantly affect the future assets and liabilities of the plan.  It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to volatile market conditions.

Regulatory Matters
As a regulated utility, KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Accordingly, KCP&L has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP.  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent: amounts imposed by rate actions of KCP&L’s regulators that may require refunds to customers; amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which KCP&L remains accountable; or a gain or other reduction of allowable costs to be given to customers over future periods.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators.  Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to KCP&L; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry.  In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment on utility plant assets as determined pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”  See Note 6 to the consolidated financial statements for more information.

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

Strategic Energy designates forward physical delivery contracts that do not meet the requirements for the NPNS exception as cash flow hedges.  Under cash flow hedge accounting, the fair value of the contract is recorded as a current or long-term derivative asset or liability.  Subsequent changes in the fair value of the derivative assets and liabilities are recorded on a net basis in Other Comprehensive Income (OCI) and subsequently reclassified to purchased power expense in Great Plains Energy’s consolidated statement of income as the power is delivered and/or the contract settles.  Accounting for derivatives as cash flow hedges or as NPNS transactions may affect the timing and nature of accounting recognition, but does not change the underlying economic results.

The fair value of forward purchase derivative contracts that do not meet the requirements for the NPNS exception or cash flow hedge accounting are recorded as current or long-term derivative assets or liabilities.  Changes in the fair value of these contracts could result in operating income volatility as changes in the associated derivative assets and liabilities are recorded in purchased power expense in Great Plains Energy’s consolidated statements of income.

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

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	2007	2006	2005
	(millions)
Operating revenues	$3,267.1	$2,675.3	$2,604.9
Fuel	(245.5)	(229.5)	(208.4)
Purchased power	(1,931.7)	(1,516.7)	(1,429.7)
Other operating expenses	(595.2)	(524.4)	(527.2)
Skill set realignment	8.9	(9.4)	-
Depreciation and amortization	(183.8)	(160.5)	(153.1)
Gain (loss) on property	-	0.6	(3.5)
Operating income	319.8	235.4	283.0
Non-operating income and expenses	6.7	13.2	2.7
Interest charges	(93.8)	(71.2)	(73.8)
Income taxes	(71.5)	(47.9)	(39.5)
Minority interest in subsidiaries	-	-	(7.8)
Loss from equity investments	(2.0)	(1.9)	(0.4)
Income from continuing operations	159.2	127.6	164.2
Discontinued operations	-	-	(1.9)
Net income	159.2	127.6	162.3
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$157.6	$126.0	$160.7

2007 compared to 2006
Great Plains Energy’s 2007 earnings available for common shareholders increased to $157.6 million, or $1.85 per diluted share, from $126.0 million, or $1.61 per diluted share in 2006.  A higher number of common shares, primarily due to the issuance of 5.2 million shares to the holders of FELINE PRIDESSM in February 2007 and 5.2 million shares in May 2006, diluted 2007 earnings per share by $0.17.

Consolidated KCP&L’s net income increased $7.4 million in 2007 compared to 2006 due to increased retail and wholesale revenues, which more than offset the impact of planned and unplanned outages during the first half of the year that lead to increased fuel, purchased power and operating expenses.  Additionally, in 2006 KCP&L recorded $9.3 million of skill set realignment costs and in 2007 received authorization from the MPSC and KCC to defer and amortize $8.9 million of these costs.

Strategic Energy had net income of $38.4 million in 2007 compared to a net loss of $9.9 million in 2006 due to the impact of a $64.7 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Partially offsetting this increase to net income was increased purchased power associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment and the absence of supplier contract settlements.  Strategic Energy also experienced increased bad debt expense in the small business segment and recognized penalty expense related to the purchased power adjustment for under-reported deliveries.

Great Plains Energy’s other non-regulated activities recognized an additional $24.1 million loss in 2007 compared to 2006, which was primarily attributable to a decline in available tax credits from affordable housing investments and overall higher expenses at the holding company, including $11.7 million of transition costs related to the anticipated acquisition of Aquila, and a $10.3 million after-tax loss for the fair value of Forward Starting Swaps (FSS) entered into by Great Plains Energy during 2007.

2006 compared to 2005
Great Plains Energy’s 2006 earnings available for common shareholders decreased to $126.0 million, or $1.61 per diluted share, from $160.7 million, or $2.15 per share, in 2005.  A higher average number of common shares, primarily due to the issuance of 5.2 million shares in May 2006, diluted 2006 earnings per share by $0.08.

Consolidated KCP&L’s net income increased $5.6 million in 2006 compared to 2005 due to increased retail revenues and decreased purchase power expense.  These increases to net income were partially offset by costs related to skill set realignments, increased fuel expense and higher income taxes due to higher pre-tax income in 2006 and a decrease in 2005 income taxes reflecting a reduction in KCP&L’s deferred tax balances as a result of a reduction in KCP&L’s composite tax rate.

Strategic Energy had a net loss of $9.9 million in 2006 compared to net income of $28.2 million in 2005.  The net loss was primarily the result of the after-tax impact of $33.4 million of changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Additionally, retail MWhs delivered decreased 15% in 2006 compared to 2005, but the impact to net income was partially offset by higher average retail gross margins per MWh without the impact of unrealized fair value gains and losses.

CONSOLIDATED KCP&L RESULTS OF OPERATIONS

The following discussion of consolidated KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and HSS, an unregulated subsidiary of KCP&L.  In the discussion that follows, references to KCP&L reflect only the operations of the utility.

KCP&L’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Prior to January 1, 2008, less than 1% of KCP&L’s rates contained an automatic fuel adjustment clause.  New Kansas retail rates effective January 1, 2008, contain an ECA tariff.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) will be recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.  See Note 6 to the consolidated financial statements.  KCP&L’s Missouri retail rates do not contain a similar provision.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.

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

The following table summarizes consolidated KCP&L's comparative results of operations.

	2007	2006	2005
	(millions)
Operating revenues	$1,292.7	$1,140.4	$1,130.9
Fuel	(245.5)	(229.5)	(208.4)
Purchased power	(101.0)	(26.4)	(61.3)
Skill set realignment	8.9	(9.3)	-
Other operating expenses	(500.6)	(452.1)	(460.5)
Depreciation and amortization	(175.6)	(152.7)	(146.6)
Gain (loss) on property	-	0.6	(4.6)
Operating income	278.9	271.0	249.5
Non-operating income and expenses	4.3	9.6	11.8
Interest charges	(67.2)	(61.0)	(61.8)
Income taxes	(59.3)	(70.3)	(48.0)
Minority interest in subsidiaries	-	-	(7.8)
Net income	$156.7	$149.3	$143.7

Consolidated KCP&L Sales Revenues and MWh Sales

		%		%
	2007	Change	2006	Change	2005
Retail revenues			(millions)
Residential	$433.8	13	$384.3	1	$380.0
Commercial	492.1	11	442.6	2	434.6
Industrial	106.8	7	99.8	(1)	100.9
Other retail revenues	9.9	12	8.8	3	8.6
Provision for rate refund	(1.1)	NA	-	NA	-
Total retail	1,041.5	11	935.5	1	924.1
Wholesale revenues	234.0	23	190.4	(1)	192.4
Other revenues	17.2	19	14.5	1	14.3
KCP&L electric revenues	1,292.7	13	1,140.4	1	1,130.8
Subsidiary revenues	-	-	-	NM	0.1
Consolidated KCP&L revenues	$1,292.7	13	$1,140.4	-	$1,130.9

		%		%
	2007	Change	2006	Change	2005
Retail MWh sales			(thousands)
Residential	5,597	3	5,413	1	5,383
Commercial	7,737	5	7,403	2	7,292
Industrial	2,161	1	2,148	(1)	2,165
Other retail MWh sales	92	8	86	4	82
Total retail	15,587	4	15,050	1	14,922
Wholesale MWh sales	5,635	21	4,676	1	4,608
KCP&L electric MWh sales	21,222	8	19,726	1	19,530

Retail revenues increased $106.0 million in 2007 compared to 2006 primarily due to new retail rates effective January 1, 2007, growth in the number of customers and higher usage per customer.  In addition, favorable weather in 2007, with a 22% increase in heating degree days partially offset by a 5% decrease in cooling degree days, contributed to the increase in retail revenue.

Retail revenues increased $11.4 million in 2006 compared to 2005 primarily due to growth in the number of customers and higher usage per customer slightly offset by the impact of weather with favorable summer weather being more than offset by mild winter weather.

The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at the Kansas City International Airport.  CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

	2007	% Change	2006	% Change	2005

CDD	1,637	(5)	1,724	6	1,626

HDD	4,925	22	4,052	(15)	4,780

Wholesale revenues increased $43.6 million in 2007 compared to 2006 due to a 21% increase in wholesale MWh sales resulting from increased generation due to greater plant availability in the second half of the year.  Wholesale revenues decreased $2.0 million in 2006 compared to 2005 due to an 11% decrease in the average market price per MWh to $42.52 partially offset by a 1% increase in wholesale MWh sales.  The decrease in average market price per MWh was primarily due to lower gas prices in 2006 compared to 2005, as well as the effects on 2005 average prices from coal conservation in the region.  Additionally, wholesale revenues for 2006 include $2.5 million in litigation recoveries for the loss of use of Hawthorn No. 5 from a 1999 boiler explosion.

Consolidated KCP&L Fuel and Purchased Power

Net MWhs Generated by Fuel Type	2007	% Change	2006	% Change	2005
			(thousands)
Coal	14,894	(1)	15,056	-	14,994
Nuclear	4,873	11	4,395	6	4,146
Natural gas and oil	544	(4)	564	19	473
Wind	305	NM	106	N/A	-
Total Generation	20,616	2	20,121	3	19,613

KCP&L’s coal base load equivalent availability factor for 2007 decreased to 80% from 83% in 2006, primarily due to plant outages in the first half of 2007, and was 82% in 2005.

Fuel expense increased $16.0 million in 2007 compared to 2006 primarily due to higher coal and coal transportation costs and a 2% increase in MWhs generated, excluding wind generation, which has no fuel cost.  This increase was partially offset by changes in the fuel mix with more nuclear and less coal and natural gas in the fuel mix.

Fuel expense increased $21.1 million in 2006 compared to 2005 due to a 2% increase in MWhs generated, excluding wind generation, increased coal and coal transportation costs and more natural gas generation in the fuel mix, which has higher costs compared to other fuel types.  These increases were partially offset by lower natural gas prices.  Fuel expense in 2006 was reduced by $3.7 million in Hawthorn No. 5 litigation recoveries.

Certain of KCP&L’s current coal transportation contracts include higher tariff rates being charged by Union Pacific.  KCP&L has filed a rate case complaint against Union Pacific with the Surface

Transportation Board (STB) and until the case is finalized, KCP&L is paying the tariff rates subject to refund.  See Note 15 to the consolidated financial statements for more information.

Purchased power expense increased $74.6 million in 2007 compared to 2006 primarily due to a 240% increase in MWh purchases to support increased retail load, the impact of planned and unplanned outages in the first half of 2007 and increased purchases for resale to satisfy firm wholesale MWh sales commitments when it was more economical to purchase power rather than delivering MWhs generated at KCP&L’s plants.  This increase was slightly offset by a 10% decrease in the average price per MWh.

Purchased power expense decreased $34.9 million in 2006 compared to 2005 due to a 40% reduction in MWhs purchased due to uneconomical purchased power prices and increased net MWhs generated  and a $5.1 million decrease in capacity payments in 2006 due to the expiration of two large contracts in the second quarter of 2005.  KCP&L entered into new capacity contracts in June 2006.  Purchased power expense in 2006 was reduced by $10.8 million in Hawthorn No. 5 litigation recoveries.

Consolidated KCP&L Other Operating Expenses (including operating expenses – KCP&L, maintenance, general taxes and other)
Consolidated KCP&L’s other operating expenses increased $48.5 million in 2007 compared to 2006 primarily due to the following:

•	increased pension expenses of $18.4 million due to the increased level of pension costs in KCP&L’s rates effective January 1, 2007,

•
increased plant operations and maintenance expenses of $9.7 million primarily due to planned and unplanned outages in the first half of 2007 and the addition of the Spearville Wind Energy Facility in the third quarter of 2006,

•	increased transmission expenses of $7.7 million primarily due to increased transmission usage charges as a result of the increased wholesale MWh sales and higher SPP fees,

•	increased gross receipts tax expense of $3.6 million due to the increase in revenues,

•	increased labor expense of $2.8 million primarily due to filling open positions,

•	increased equity compensation expense of $1.9 million and

•	increased property taxes of $1.6 million primarily due to increases in mill levies.

Partially offsetting the year to date increase in other operating expenses was decreased incentive compensation expense of $5.7 million.

Consolidated KCP&L's other operating expenses decreased $8.4 million in 2006 compared to 2005 primarily due to the following:

•	decreased severance and incentive compensation expense of $6.3 million,

•	deferring $6.2 million of expenses in accordance with the MPSC and KCC orders and

•	decreased restoration expenses of $5.1 million due to expenses that were incurred for a January 2005 ice storm and a June 2005 wind storm.

Partially offsetting the decrease in other operating expenses was:

•	increased maintenance expenses of $2.6 million for facilities, software and communication equipment and

•	increased property taxes of $2.7 million primarily due to increases in assessed property valuations and mill levies.

Consolidated KCP&L Skill Set Realignment
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the Comprehensive Energy Plan.  KCP&L recorded $9.3 million in 2006 related to this workforce realignment process reflecting severance, benefits and related payroll taxes provided by KCP&L to employees.  In 2007, KCP&L received authorization from the MPSC and KCC to establish an $8.9 million regulatory asset for these costs and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.

Consolidated KCP&L Depreciation and Amortization
Consolidated KCP&L’s depreciation and amortization costs increased $22.9 million in 2007 compared to 2006 primarily due to additional amortization pursuant to 2006 rate case orders of $11.9 million and a $4.5 million increase due to wind generation assets placed in service in the third quarter of 2006.

Consolidated KCP&L Interest Charges
Consolidated KCP&L’s interest charges increased $6.2 million in 2007 compared to 2006 due to an increase in short-term borrowings to support expenditures related to the Comprehensive Energy Plan.

Consolidated KCP&L Income Taxes
Consolidated KCP&L’s income taxes decreased $11.0 million in 2007 compared to 2006 primarily due to $4.1 million of wind credits and a $7.3 million increase in the allocation of tax benefits from holding company losses pursuant to Great Plains Energy’s intercompany tax allocation agreement.

Consolidated KCP&L's income taxes increased $22.3 million in 2006 compared to 2005 due to an increase in pre-tax income in 2006 and a decrease in 2005 of $11.7 million due to the impact of a lower composite tax rate on KCP&L’s deferred tax balances resulting from the favorable impact of sustained audit positions.

STRATEGIC ENERGY RESULTS OF OPERATIONS

The following table summarizes Strategic Energy's comparative results of operations.

	2007	2006	2005
	(millions)
Operating revenues	$1,974.4	$1,534.9	$1,474.0
Purchased power	(1,830.7)	(1,490.3)	(1,368.4)
Other operating expenses	(72.5)	(61.5)	(53.4)
Depreciation and amortization	(8.2)	(7.8)	(6.4)
Loss on property	-	-	(0.1)
Operating income (loss)	63.0	(24.7)	45.7
Non-operating income and expenses	4.1	4.2	2.5
Interest charges	(2.9)	(2.1)	(3.4)
Income taxes	(25.8)	12.7	(16.6)
Net income (loss)	$38.4	$(9.9)	$28.2

Retail MWhs delivered increased 22% to 20.3 million in 2007 compared to 16.6 million MWhs delivered in 2006.  The 2006 retail MWhs delivered decreased 15% compared to 2005 due to the effect of market conditions in midwestern states and competition in other markets where Strategic Energy serves customers.  Management has focused sales and marketing efforts on states that currently provide a more competitive pricing environment in relation to host utility default rates resulting in increased MWh deliveries in 2007.

Strategic Energy had net income of $38.4 million in 2007 compared to a net loss of $9.9 million in 2006 due to the impact of a $64.7 million after-tax increase in changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness.  Partially offsetting this increase to net income was increased purchased power associated with a resettlement attributable to under-reported deliveries and the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment and the absence of supplier contract settlements.  Strategic Energy also experienced increased bad debt expense in the small business segment and recognized penalty expense related to the purchased power adjustment for under-reported deliveries.

Strategic Energy’s 2006 net loss was primarily the result of the after-tax impact of $33.4 million in changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Additionally, Strategic Energy’s 2006 other operating expenses increased compared to 2005 primarily due to increased incentive compensation and bad debt expense.

Average Retail Gross Margin per MWh Without Fair Value Impacts

As detailed in the table below, the average retail gross margin per MWh without the impact of unrealized fair value gains and losses decreased to $4.39 in 2007 compared to $5.93 in 2006.  This decrease is attributable to the disposition of previously-acquired power at lower than contracted prices caused by early terminations in the small business segment, increased purchased power expense associated with a resettlement attributable to under-reported deliveries and the absence of settlements of supplier contracts.  Partially offsetting these decreases was an increase in net SECA recoveries.

Average retail gross margin per MWh without the impact of unrealized fair value gains and losses increased to $5.93 in 2006 compared to $5.07 in 2005.  The increase was primarily due to the net impact of SECA recoveries and charges as compared to 2005.  The net SECA impact increased average retail gross margin per MWh by $0.06 in 2006 and decreased average retail gross margin per MWh by $0.42 in 2005.  Additional impacts to the average retail gross margin per MWh included increases primarily due to the management of retail portfolio load requirements, favorable product mix and settlements of supplier contracts.  The increases were partially offset by higher customer acquisition costs in 2006.

	2007	2006	2005
Average retail gross margin per MWh	$6.99	$2.52	$5.19
Change in fair value related to non-hedging energy
contracts and from cash flow hedge ineffectiveness	2.60	(3.41)	0.12
Average retail gross margin per MWh without
fair value impacts	$4.39	$5.93	$5.07

Average retail gross margin per MWh without fair value impacts is a non-GAAP financial measure that differs from GAAP because it excludes the impact of unrealized fair value gains or losses.  Fair value impacts result from changes in fair value of non-hedging energy contracts and from hedge ineffectiveness associated with MWhs under contract but not yet delivered.  By not reflecting the impact of unrealized fair value gains or losses, this non-GAAP financial measure does not reflect the volatility recognized in the Company’s consolidated statements of income as a result of the unrealized fair value gains or losses in the periods presented related to energy under contract for future delivery to customers.  The fair value of energy under contract but not yet delivered fluctuates from the time the contract is entered into until the energy is delivered to customers.  However, the ultimate value realized by Strategic Energy under the customer sales contracts is determined when the electricity supply contract settles at the originally contracted price at the time of delivery to customers.  Management and the Board of Directors use this non-GAAP financial measure as a measurement of Strategic Energy’s realized retail gross margin per delivered MWh, which are settled at contracted prices upon delivery.  Because certain of Strategic Energy’s derivative supply contracts do not meet the requirements for cash flow hedge designation and certain other derivative supply contracts designated as cash flow hedges have a level of ineffectiveness, Strategic Energy recognizes unrealized gains or losses during the term of these derivative supply contracts prior to delivery while the associated customer sales contracts are not subject to fair value accounting treatment and therefore do not result in unrecognized gains or losses being recorded during the term prior to delivery.  By removing these non-cash timing differences that occur during the term of the contracts prior to delivery and impact only one side of the overall buy-sell transaction, management believes this non-GAAP financial measure provides investors with a measure of average retail gross margin per MWh that more accurately reflects Strategic Energy’s realized margin on delivered MWhs.

Strategic Energy Purchased Power
Purchased power is the cost component of Strategic Energy’s average retail gross margin.  The cost of supplying electric service to retail customers can vary widely by geographic market.  This variability can be affected by many factors, including, but not limited to, geographic differences in the cost per MWh of purchased power, renewable energy requirements and capacity charges due to regional purchased power availability, requirements of other electricity providers and differences in transmission charges.  Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Actual customer demand does not always equate to the volume purchased based on forecasted peak demand.  Consequently, Strategic Energy makes short-term power purchases in the wholesale market when necessary to meet actual customer requirements.  Strategic Energy also sells any excess retail electricity supply over actual customer requirements back into the wholesale market.  These sales occur on many contracts, are usually short-term power sales (day ahead) and typically settle within the reporting period.  Excess retail electricity supply sales also include long-term and short-term forward physical sales to wholesale counterparties, which are accounted for on a mark-to-market basis.  Strategic Energy typically executes these transactions to manage basis and credit risks.  The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers.  The amount of excess retail supply sales that reduced purchased power was $76.4 million, $80.0 million and $158.5 million in 2007, 2006 and 2005, respectively.  Additionally, in certain markets, Strategic Energy is required to sell to and purchase power from a RTO/ISO rather than directly transact with suppliers and end use customers.  The sale and purchase activity related to these certain RTO/ISO markets is reflected on a net basis in Strategic Energy’s purchased power.

Strategic Energy utilizes derivative instruments, including forward physical delivery contracts, in the procurement of electricity.  Purchased power is also impacted by the net change in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.  Net changes in fair value reduced purchased power expenses by $52.8 million in 2007, increased expenses by $56.7 million in 2006 and reduced expenses by $2.5 million in 2005.  These changes are a result of volatility in the forward market prices for power.  Also in 2006, Strategic Energy prospectively began designating more derivative instruments as cash flow hedges that historically were accounted for by the NPNS election.  See Note 22 to the consolidated financial statements for more information.

Strategic Energy Other Operating Expenses (including selling, general and administrative – non-regulated and general taxes)
Strategic Energy’s other operating expenses increased $11.0 million in 2007 compared to 2006 due to a $10.0 million increase in bad debt expense primarily attributable to the small business segment, which has a higher default rate than Strategic Energy’s larger customers, combined with penalty expense related to the purchased power adjustment for under-reported deliveries partially offset by lower employee-related expenses.  Strategic Energy’s other operating expenses increased $8.1 million in 2006 compared to 2005 primarily due to a $4.5 million increase for incentive compensation and a

$4.3 million increase in bad debt expense due to the charge off of smaller customers, which have a higher default rate than Strategic Energy’s larger customers.

During 2006, Strategic Energy significantly expanded its small customer business with approximately 25% of new sales in 2006 to small customers.  In 2007, Strategic Energy implemented a stronger credit screening policy and shorter permissible contract lengths in the small business segment and as a result, only 3% of new sales in 2007 were attributable to small customers.

Strategic Energy Income Taxes
Strategic Energy had tax expense of $25.8 million in 2007 compared to a tax benefit of $12.7 million in 2006 due to pre-tax income in 2007 compared to a pre-tax loss in 2006.  The deferred tax expense related to the net changes in fair value related to non-hedging energy contracts and from hedge ineffectiveness was $21.5 million in 2007 compared to a tax benefit of $23.3 million for the same period in 2006.

Strategic Energy had a tax benefit of $12.7 million in 2006 compared to tax expense of $16.6 million in 2005 due to a pre-tax loss in 2006 compared to pre-tax income in 2005.  The change was driven by a $23.3 million deferred tax benefit in 2006 related to the net changes in fair value related to non-hedging energy contracts and from cash flow hedge ineffectiveness.

GREAT PLAINS ENERGY AND CONSOLIDATED KCP&L SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2007 compared to December 31, 2006)

•
Great Plains Energy’s and consolidated KCP&L’s receivables increased $88.0 million and $62.1 million, respectively.  KCP&L’s receivables increased $22.4 million due to additional receivables from joint owners of Comprehensive Energy Plan projects, $10.0 million mostly attributable to new retail rates effective January 1, 2007, $11.0 million due to an increase in wholesale sales and a $10.5 million increase in intercompany receivables from Great Plains Energy.  Strategic Energy’s receivables increased $36.3 million primarily due to increased MWh deliveries at higher prices partially offset by a higher allowance for doubtful accounts primarily due to aging of the small business customer segment.

•
Great Plains Energy’s and consolidated KCP&L’s fuel inventories increased $8.1 million primarily due to increased coal inventory due to plant outages as well as increased coal and coal transportation costs.

•
Great Plains Energy’s deferred income taxes – current assets decreased $19.8 million primarily due to temporary differences resulting from changes in the fair value of Strategic Energy’s energy-related derivative instruments of $24.1 million.

•
Great Plains Energy’s net liability for derivative instruments, including current and deferred assets and liabilities, decreased $113.0 million.  The fair value of Strategic Energy’s energy-related derivative instruments increased $154.2 million, which decreased the net liability.  This decrease to the net liability was partially offset by a $16.4 million increase in the net liability for the fair value of an FSS entered into in 2007 by Great Plains Energy and an increase at consolidated KCP&L.  Consolidated KCP&L’s net liability for derivative instruments, including current assets and current liabilities, increased $24.8 million primarily related to the fair value of a Treasury Lock (T-Lock) entered into in 2007.

•
Great Plains Energy’s and consolidated KCP&L’s construction work in progress increased $315.7 million primarily due to a $305.5 million increase related to KCP&L’s Comprehensive Energy Plan, including $227.4 million related to the construction of Iatan No. 2 and $78.1 million for environmental upgrades.

•	Great Plains Energy’s other deferred charges and other assets increased $21.3 million primarily due to deferred costs associated with Great Plains Energy’s anticipated acquisition of Aquila.

•
Great Plains Energy’s notes payable increased $42.0 million due to borrowings on its short-term credit facility used to settle a forward sale agreement for $12.3 million with the remainder due to the timing of cash payments.

•	Great Plains Energy’s and consolidated KCP&L’s commercial paper increased $209.4 million primarily to support expenditures related to the Comprehensive Energy Plan.

•
Great Plains Energy’s and consolidated KCP&L’s current maturities of long-term debt decreased $389.4 million and $225.5 million, respectively, due to Great Plains Energy’s settlement of the FELINE PRIDES Senior Notes by issuing $163.6 million of common stock and KCP&L’s repayment of $225.0 million of 6.00% Senior Notes at maturity.

•
Great Plains Energy’s and consolidated KCP&L’s accounts payable increased $83.8 million and $61.6 million, respectively, primarily due to a $67.1 million increase in payables related to the Comprehensive Energy Plan.

•
Great Plains Energy’s and consolidated KCP&L’s regulatory liabilities increased $29.4 million primarily due to KCP&L’s regulatory treatment of SO2 emission allowance sales totaling $24.0 million in 2007.

•
Great Plains Energy’s and consolidated KCP&L’s other – deferred credits and other liabilities increased $28.3 million and $20.5 million, respectively, primarily due to the adoption of Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes.”

•	Consolidated KCP&L’s common stock increased $94.0 million due to an equity contribution from Great Plains Energy.

•
Great Plains Energy’s accumulated other comprehensive loss decreased $44.6 million primarily due to changes in the fair value of Strategic Energy’s energy related derivative instruments due to volatility in the forward market prices for power partially offset by activity at consolidated KCP&L.  Consolidated KCP&L’s accumulated other comprehensive income at December 31, 2006, decreased $14.2 million resulting in accumulated other comprehensive loss at December 31, 2007, due to the fair value of a T-Lock entered into during 2007.

•
Great Plains Energy’s long-term debt increased $495.4 million due to Great Plains Energy’s issuance of $100.0 million of 6.875% Senior Notes and an increase at consolidated KCP&L.  Consolidated KCP&L’s long-term debt increased $396.2 million reflecting the issuance of $250.0 million of 5.85% Senior Notes and the issuance of $146.5 million of EIRR Bonds Series 2007A and 2007B.  The proceeds from the issuance of $146.5 million EIRR Bonds Series 2007A and 2007B were used for the repayment of $146.5 million of Series 1998A, B and D EIRR bonds in 2007 that were classified as current maturities at December 31, 2006.

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

Great Plains Energy's liquid resources at December 31, 2007, consisted of $67.1 million of cash and cash equivalents on hand, including $3.2 million at consolidated KCP&L, and $623.8 million of unused bank lines of credit.  The unused lines consisted of $222.3 million from KCP&L's revolving credit facility, $142.1 million from Strategic Energy’s revolving credit facility and receivables facility and $259.4 million from Great Plains Energy's revolving credit facility.  See Note 18 to the consolidated financial statements for more information on these agreements.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.  KCP&L’s capital requirements are expected to be substantial over the next several years as it funds the Comprehensive Energy Plan.

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

In February 2007, Great Plains Energy entered into an agreement to acquire Aquila.  If the proposed acquisition of Aquila occurs, the future capital requirements of Aquila will further increase Great Plains Energy’s capital requirements.  See Note 2 to the consolidated financial statements for additional information.

Cash Flows from Operating Activities
Great Plains Energy and consolidated KCP&L generated positive cash flows from operating activities for the periods presented.  The increase in cash flows from operating activities for Great Plains Energy in 2007 compared to 2006 reflects an increase in consolidated KCP&L’s cash flows from operating activities partially offset by a $15.5 million increase in deferred merger costs at Great Plains Energy and a lower retail margin per MWh without the impact of unrealized fair value gains and losses at Strategic Energy.  Consolidated KCP&L’s increase in cash flows from operating activities in 2007 compared to 2006 reflects KCP&L’s higher retail and wholesale revenues more than offsetting higher operating expenses combined with $24.0 million in proceeds from sales of SO2 emission allowances in 2007.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.

The changes in cash flows from operating activities for Great Plains Energy and consolidated KCP&L in 2006 compared to 2005 reflect KCP&L’s sales of SO2 emission allowances during 2005 resulting in proceeds of $61.0 million and KCP&L’s $12.0 million cash settlement of T-Locks in 2005. The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s and consolidated KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $35.6 million in 2007 compared to 2006 due to KCP&L’s cash utility expenditures, including $27.0 million related to KCP&L’s Comprehensive Energy Plan.

Great Plains Energy’s and consolidated KCP&L’s utility capital expenditures increased $148.6 million and $143.8 million, respectively, in 2006 compared to 2005 due to KCP&L’s cash utility capital expenditures, including $234.3 million related to KCP&L’s Comprehensive Energy Plan, $10.2 million to upgrade a transmission line, $13.8 million to purchase automated meter reading equipment and $23.4 million to purchase rail cars partially offset by 2005 investing activities including $154.0 million to purchase combustion turbines and $25.3 million related to wind generation and environmental upgrades.  Additionally in 2006, KCP&L received $15.8 million of litigation recoveries related to Hawthorn No. 5, compared to $10.0 million of insurance recoveries received in 2005.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities in 2007 reflect consolidated KCP&L’s repayment and issuance of Senior Notes; Great Plains Energy’s issuance, at a discount, of $100.0 million of 6.875% Senior Notes that mature in 2017, an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  Consolidated KCP&L’s cash flows from financing activities in 2007 reflect KCP&L’s repayment of its $225.0 million of 6.00% Senior Notes at maturity, issuance, at a discount, of $250.0 million of 5.85% Senior Notes that mature in 2017, and an increase in short-term borrowings.  Consolidated KCP&L’s short-term borrowings have increased primarily to support expenditures related to the Comprehensive Energy Plan.

Great Plains Energy’s cash flows from financing activities in 2006 reflect Great Plains Energy’s proceeds of $144.3 million from the issuance of 5.2 million shares of common stock at $27.50 per share in May 2006.  Fees related to this issuance were $5.2 million.  Great Plains Energy used the proceeds to make a $134.6 million equity contribution to KCP&L.  Great Plains Energy and consolidated KCP&L’s net cash from financing activities in 2006 compared to 2005 increased due to an increase in KCP&L’s short-term borrowings primarily to support expenditures related to the Comprehensive Energy Plan.  Consolidated KCP&L’s net cash from financing activities also increased due to a $23.7 million decrease in dividends paid to Great Plains Energy.

Great Plains Energy’s and consolidated KCP&L’s cash flows from financing activities in 2005 reflect KCP&L’s issuance of $250.0 million of 6.05% unsecured senior notes, $35.9 million of secured EIRR bonds Series 2005 and $50.0 million of unsecured EIRR bonds Series 2005.  The proceeds from these issuances were used to repay $250.0 million of 7.125% unsecured senior notes, $35.9 million of secured 1994 Series EIRR bonds and $50.0 million of Series C EIRR bonds.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2009.  KCP&L utilized $500.0 million of this amount with the issuance of its 6.05% unsecured senior notes maturing in 2035 and its 5.85% unsecured senior notes maturing in 2017, leaving $135.0 million of authorization remaining.  In February 2008, KCP&L received authorization from the MPSC to increase the $635.0 million authorization to $1.4 billion through December 31, 2009.

In December 2007, FERC authorized KCP&L to have outstanding at any time up to a total of $800.0 million in short-term debt instruments through December 2009.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities that was filed and became effective in May 2006.  During 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes.  Great Plains Energy used the proceeds to make a $94.0 million equity contribution to KCP&L.

In February 2007, Great Plains Energy exercised its rights to redeem its $163.6 million FELINE PRIDES senior notes in full satisfaction of each holder’s obligation to purchase the Company’s common stock under the purchase contracts and issued 5.2 million shares of common stock to the holders of the FELINE PRIDES purchase contracts.

In 2006, Great Plains Energy also entered into a forward sale agreement with Merrill Lynch Financial Markets, Inc. (forward purchaser) for 1.8 million shares of Great Plains Energy common stock.  In April 2007, Great Plains Energy elected to terminate the forward sale agreement and settle it in cash.  Based on the difference between Great Plains Energy’s average stock price of $32.60 over the period used to determine the settlement and the then-applicable forward price of $25.58, Great Plains Energy paid $12.3 million to Merrill Lynch Financial Markets, Inc.

In 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The long-term debt issuance is contingent on the consummation of the acquisition of Aquila.  The FSS was designed to effectively remove most of the interest rate and to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.

KCP&L
KCP&L has an effective shelf registration statement providing for the sale of up to $900.0 million of investment grade notes and general mortgage bonds that became effective in January 2008.  This is intended to preserve KCP&L’s flexibility to access the debt capital markets.

In 2007, KCP&L’s $146.5 million of unsecured EIRR Bonds Series 2007A and 2007B were issued.  The bonds mature on September 1, 2035, and will bear interest as determined through 35-day auction periods.  The EIRR Bonds Series 2007A and 2007B are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event KCP&L issues debt secured by liens not permitted by the agreement, KCP&L is required to issue and deliver to FGIC first mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A and 2007B then outstanding.  The proceeds from the issuance of $146.5 million EIRR Bonds Series 2007A and 2007B were used for the repayment of $146.5 million of Series 1998 A, B and D EIRR bonds.

In 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes.  The proceeds from this issuance were used to repay a short-term intercompany loan from Great Plains Energy.  KCP&L used the proceeds from the intercompany loan to repay its $225.0 million unsecured 6.00% Senior Notes at maturity.

In 2007, Great Plains Energy entered into three T-Locks with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  The T-Locks will settle simultaneously with the issuance of future long-term fixed rate debt issued by KCP&L.  The T-Locks remove the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance its future interest costs on that debt.

Debt Agreements
See Note 18 to the consolidated financial statements for discussion of Great Plains Energy’s, KCP&L’s and Strategic Energy’s revolving credit facilities.

Projected Utility Capital Expenditures
KCP&L’s cash utility capital expenditures, excluding allowance for funds used to finance construction, were $511.5 million, $475.9 million and $332.1 million in 2007, 2006 and 2005, respectively.  Utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	2008	2009	2010
	(millions)
Generating facilities	$553.0	$385.7	$676.6
Nuclear fuel	16.0	17.5	32.0
Distribution and transmission facilities	125.7	112.4	112.3
General facilities	30.0	48.2	39.6
Total	$724.7	$563.8	$860.5

This utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L’s Comprehensive Energy Plan for environmental investments and new capacity.  See Note 6 to the consolidated financial statements for additional discussion of Comprehensive Energy Plan expenditures.  If the proposed acquisition of Aquila is completed, Great Plains Energy expects to increase its utility capital expenditures.  See Note 2 to the consolidated financial statements for additional information.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Funding of the plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

The Company contributed $32.7 million to the plans in 2007 to meet ERISA funding requirements.  In 2006, the Company contributed $19.8 million to the plans, which included $14.0 million of funding above the minimum ERISA funding requirements.  The 2007 and 2006 contributions were paid by KCP&L.

The Company expects to contribute $29.3 million to the plans in 2008 to satisfy the funding requirements of ERISA and the 2007 MPSC and KCC rate orders, all of which will be paid by KCP&L.  Management believes KCP&L has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Effective January 1, 2008, the Company amended the retirement programs for management employees (other than WCNOC employees) to allow current employees the option to remain in the existing program or to choose a new retirement program which will provide, among other things, an enhanced benefit under the employee savings plan (401(k)) and a lower benefit accrual rate under the defined pension benefit plan.  Employees hired after September 1, 2007, will be placed in the new retirement program.

Credit Ratings
At December 31, 2007, the major credit rating agencies rated Great Plains Energy’s and KCP&L’s securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Credit Watch Negative
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-

KCP&L
Outlook	Stable	Credit Watch Negative
Senior Secured Debt	A2	BBB
Senior Unsecured Debt	A3	BBB
Commercial Paper	P-2	A-3

The ratings presented reflect the current views of these rating agencies and are subject to change.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  A decrease in these credit ratings would have an adverse impact on Great Plains Energy’s and KCP&L’s access to capital, its cost of funds, the amount of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

On February 28, 2008, Moody’s Investors Service (Moody’s) announced that the outlook for both Great Plains Energy and KCP&L would be changed from “Stable” to “Negative”.  The Negative outlook captures Moody’s concern that Great Plains Energy’s credit metrics and financial flexibility may be weakened more than anticipated following its acquisition of Aquila based on the current regulatory proposal before the MPSC.  Moody's also cited recent disclosure by Great Plains Energy of potential cost pressures on KCP&L's Iatan No. 1 and Iatan No. 2 projects, as well as recent weakness in certain key credit metrics at KCP&L as contributing to the changed outlook.  See Notes 2 and 6 to the consolidated financial statements for additional information.

None of Great Plains Energy’s and KCP&L’s outstanding debt, except for the notes associated with affordable housing investments, requires the acceleration of interest and/or principal payments in the event of a ratings downgrade, unless the downgrade occurs in the context of a merger, consolidation or sale.  The anticipated acquisition of Aquila will not be a merger, consolidation or sale that would trigger acceleration of interest and/or principal payments.  In the event of a downgrade, Great Plains Energy and KCP&L and/or their subsidiaries would be subject to increased interest costs on their credit facilities.  The interest rate on Great Plains Energy’s $100.0 million of 6.875% Senior Notes due 2017, will increase if the notes are not rated investment grade.  Additionally, in KCP&L’s bond insurance policies on its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million, its secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, and its EIRR Bonds Series 2007A and 2007B totaling $146.5 million, KCP&L has agreed to limits on its ability to issue additional mortgage bonds based on the mortgage bond’s credit ratings.  See Note 19 to the consolidated financial statements.  The interest rates on $257.0 million of these EIRR bonds are periodically reset through auction processes.  The bond insurance policies were issued by either XL Capital Assurance, Inc., (XLCA) or FGIC.  Both firms and the supported KCP&L auction rate bonds were downgraded by at least two rating agencies in January and February 2008.  Concerns related to municipal bond insurers' credit have adversely affected the ordinary course of operation of auctions for these types of bonds.  The interest rates set in recent auctions of KCP&L's auction rate bonds have been adversely affected by these concerns, and the adverse effects are expected to continue until the bonds are changed to another interest rate mode.  Management is pursuing alternatives to mitigate exposure from these downgrades.

Strategic Energy Supplier Concentration and Credit
Strategic Energy enters into forward physical contracts with multiple suppliers.  At December 31, 2007, Strategic Energy’s five largest suppliers under forward supply contracts represented 72% of the total future dollar committed purchases.  Strategic Energy’s five largest suppliers, or their guarantors, are rated investment grade.  In the event of supplier non-delivery or default, Strategic Energy’s results of operations could be affected to the extent the cost of replacement power exceeded the combination of the contracted price with the supplier and the amount of collateral held by Strategic Energy to mitigate its credit risk with the supplier.  In addition to the collateral, if any, that the supplier provides, Strategic Energy’s risk may be further mitigated by the obligation of the supplier to make a default payment equal to the shortfall and to pay liquidated damages in the event of a failure to deliver power.  There is no assurance that the supplier in such an instance would make the default payment and/or pay liquidated damages.  Strategic Energy’s results of operations and financial position could also be affected, in a given period, if it were required to make a payment upon termination of a supplier contract to the extent the contracted price with the supplier exceeded the market value of the contract at the time of termination.

The following tables provide information on Strategic Energy’s credit exposure to suppliers, net of collateral, at December 31, 2007.

				Number Of	Net Exposure Of
				Counterparties	Counterparties
	Exposure			Greater Than	Greater Than
	Before Credit	Credit	Net	10% Of Net	10% of Net
Rating	Collateral	Collateral	Exposure	Exposure	Exposure
External rating	(millions)				(millions)
Investment Grade	$30.0	$-	$30.0	5	$27.1
Non-Investment Grade	7.2	6.7	0.5	-	-
Internal rating
Investment Grade	0.3	-	0.3	-	-
Non-Investment Grade	-	-	-	-	-
Total	$37.5	$6.7	$30.8	5	$27.1

Maturity Of Credit Risk Exposure Before Credit Collateral
	Less Than		Total
Rating	2 Years	2 - 5 Years	Exposure
External rating	(millions)
Investment Grade	$1.6	$28.4	$30.0
Non-Investment Grade	4.4	2.8	7.2
Internal rating
Investment Grade	0.3	-	0.3
Non-Investment Grade	-	-	-
Total	$6.3	$31.2	$37.5

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

At December 31, 2007, Strategic Energy had exposure before collateral to non-investment grade counterparties totaling $7.2 million.  In addition, Strategic Energy held collateral totaling $6.7 million limiting its exposure to these non-investment grade counterparties to $0.5 million.

Where available, Strategic Energy contracts with national and regional counterparties that have direct supplies and assets in the region of demand.  Strategic Energy also manages its counterparty portfolio through disciplined margining, collateral requirements and contract-based netting of credit exposures against payable balances.

Supplemental Capital Requirements and Liquidity Information
The information in the following tables is provided to summarize cash obligations and commercial commitments.

Great Plains Energy Contractual Obligations
Payment due by period	2008	2009	2010	2011	2012	After 2012	Total
Long-term debt	(millions)
Principal	$0.3	$-	$-	$150.0	$12.4	$942.9	$1,105.6
Interest	62.2	62.2	62.2	61.0	52.0	713.2	1,012.8
Lease obligations	18.8	15.3	9.1	8.2	8.0	75.1	134.5
Pension plans	29.3	(a)	(a)	(a)	(a)	(a)	29.3
Purchase obligations
Fuel	120.0	68.1	65.4	12.2	15.3	187.3	468.3
Purchased capacity	9.0	8.6	6.3	4.7	4.7	10.8	44.1
Purchased power	738.9	382.9	261.4	146.8	34.5	-	1,564.5
Comprehensive Energy Plan	705.4	286.7	53.1	-	-	-	1,045.2
Other	101.3	19.5	27.8	10.2	11.3	22.4	192.5
Total contractual obligations	$1,785.2	$843.3	$485.3	$393.1	$138.2	$1,951.7	$5,596.8
(a) Contributions expected beyond 2008 but not yet determined.

Consolidated KCP&L Contractual Obligations
Payment due by period	2008	2009	2010	2011	2012	After 2012	Total
Long-term debt	(millions)
Principal	$-	$-	$-	$150.0	$12.4	$842.9	$1,005.3
Interest	55.3	55.3	55.3	54.1	45.1	680.9	946.0
Lease obligations	17.4	14.1	8.7	7.8	7.7	74.7	130.4
Pension plans	29.3	(a)	(a)	(a)	(a)	(a)	29.3
Purchase obligations
Fuel	120.0	68.1	65.4	12.2	15.3	187.3	468.3
Purchased capacity	9.0	8.6	6.3	4.7	4.7	10.8	44.1
Comprehensive Energy Plan	705.4	286.7	53.1	-	-	-	1,045.2
Other	101.3	19.5	27.8	10.2	11.3	22.4	192.5
Total contractual obligations	$1,037.7	$452.3	$216.6	$239.0	$96.5	$1,819.0	$3,861.1
(a) Contributions expected beyond 2008 but not yet determined.

Long-term debt includes current maturities.  Great Plains Energy’s long-term debt principal excludes $2.4 million of discounts on senior notes.  KCP&L’s long-term debt principal excludes $1.9 million of discounts on senior notes.  Variable rate interest obligations are based on rates as of December 31, 2007.  See Note 19 to the consolidated financial statements for additional information.

Lease commitments end in 2028 and include capital and operating lease obligations; capital lease obligations are $0.2 million per year for the years 2008 through 2012 and total $3.7 million after 2012.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($19.3 million total) of the amounts included in the tables above.

The Company expects to contribute $29.3 million to the pension plans in 2008 to satisfy the funding requirements of ERISA and the 2007 MPSC and KCC rate orders, all of which will be paid by KCP&L.  Additional contributions to the plans are expected beyond 2008 in amounts sufficient to meet ERISA funding requirements; however, these amounts have not yet been determined.

Fuel represents KCP&L’s 47% share of Wolf Creek nuclear fuel commitments, KCP&L’s share of coal purchase commitments based on estimated prices to supply coal for generating plants and KCP&L’s share of rail transportation commitments for moving coal to KCP&L’s generating units.

KCP&L purchases capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2008 through 2011, $6.9 million in 2012 and $1.6 million in 2013.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements.  Strategic Energy has firm energy sales contracts for 2008 not included above totaling $16.8 million.

Comprehensive Energy Plan represents KCP&L’s contractual commitments for projects included in its Comprehensive Energy Plan, including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Other purchase obligations represent individual commitments entered into in the ordinary course of business.

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

Great Plains Energy and consolidated KCP&L adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, ”Accounting for Income Taxes” on January 1, 2007.  At December 31, 2007, the total liability for unrecognized tax benefits for Great Plains Energy and consolidated KCP&L was $21.9 million and $19.6 million, respectively.  Great Plains Energy and consolidated KCP&L are unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.  An estimate of the amount of unrecognized tax benefits that may be recognized in the next twelve months was $8 million to $10 million for Great Plains Energy and $7 million to $9 million for KCP&L at December 31, 2007.

Great Plains Energy and consolidated KCP&L have long-term liabilities recorded on their consolidated balance sheets at December 31, 2007, that do not have a definitive cash payout date and are not included in the tables above.

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

The information in the following table is provided to summarize these agreements.

	Amount of commitment expiration per period
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Great Plains Energy Guarantees	$267.5	$1.0	$13.4	$-	$-	$-	$281.9
Consolidated KCP&L Guarantees	1.0	1.0	0.9	-	-	-	2.9

KCP&L is contingently liable for guaranteed energy savings under an agreement with a customer, guaranteeing an aggregate value of approximately $2.9 million over the next three years.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  Great Plains Energy has provided $279.0 million of credit support for certain Strategic Energy power purchases and regulatory requirements.  At December 31, 2007, credit support related to Strategic Energy is as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $167.4 million, which expire in 2008,

•	Great Plains Energy indemnifications to surety bond issuers totaling $0.5 million, which expire in 2008,

•	Great Plains Energy guarantee of Strategic Energy’s revolving credit facility totaling $12.5 million, which expires in 2010 and

•	Great Plains Energy letters of credit totaling $98.6 million, which expire in 2008.

The table above does not include guarantees related to bond insurance policies that KCP&L has as a credit enhancement to its secured 1992 series EIRR bonds totaling $31.0 million, its Series 1993A and 1993B EIRR bonds totaling $79.5 million, its EIRR Bond Series 2005 totaling $85.9 million and its EIRR Bonds Series 2007A and 2007B totaling $146.5 million.  The insurance agreement between KCP&L and the issuer of the bond insurance policies provides for reimbursement by KCP&L for any amounts the insurer pays under the bond insurance policies.

New Accounting Standards
See Note 24 to the consolidated financial statements for information regarding new accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, Great Plains Energy and consolidated KCP&L face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, operations and credit risks and are not represented in the following analysis.  See Item 1A. Risk Factors and Item. 7 MD&A for further discussion of risk factors.

Great Plains Energy and consolidated KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects the volatility of the markets may have on its operating results.  During the normal course of business, under the direction and control of internal risk management committees, Great Plains Energy’s and KCP&L’s hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation.  Though management believes its risk management practices to be effective, it is not possible to identify and eliminate all risk.  Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on its results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.

Derivative instruments are frequently utilized to execute risk management and hedging strategies.  Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors.  These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives and instruments listed and traded on an exchange.  Great Plains Energy and KCP&L maintain commodity-price risk management strategies that use derivative instruments to minimize significant, unanticipated net income fluctuations caused by commodity price volatility.

Interest Rate Risk
Great Plains Energy and consolidated KCP&L manage interest expense and short and long-term liquidity through a combination of fixed and variable rate debt.  Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination.  Using outstanding balances and annualized interest rates as of December 31, 2007, a hypothetical 10% increase in the interest rates associated with long-term variable rate debt would result in an increase of $1.4 million in interest expense for 2008.  Additionally, interest rates impact the fair value of long-term debt.  KCP&L had $365.8 million of commercial paper outstanding at December 31, 2007.  The principal amount, which will vary during the year, of the commercial paper will drive KCP&L’s commercial paper interest expense.  Assuming that $365.8 million of commercial paper was outstanding for all of 2008, a hypothetical 10% increase in commercial paper rates would result in an increase of $2.2 million in interest expense for 2008.  A change in interest rates would impact the Company to the extent it redeemed any of its outstanding long-term debt.  Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt approximated fair values at December 31, 2007.

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

KCP&L's sales include the sales of electricity to its retail customers and bulk power sales of electricity in the wholesale market.  KCP&L continually evaluates its system requirements, the availability of generating units, availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases.  A hypothetical 10% increase in the market price of power could result in a $4.0 million decrease in operating income for 2008 related to purchased power.  In 2008, approximately 75% of KCP&L’s net MWhs generated are expected to be coal-fired.  KCP&L currently has almost all of its coal requirements for 2008 under contract.  A hypothetical 10% increase in the market price of coal could result in less than a $1.0 million increase in fuel expense for 2008.  KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices.  A hypothetical 10% increase in natural gas and oil market prices could result in an increase of $0.4 million in fuel expense for 2008.  At December 31, 2007, KCP&L had hedged approximately 35% and 4% of its 2008 and 2009, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.  At December 31, 2006, KCP&L had hedged approximately 30% and 9% of its 2007 and 2008, respectively, projected natural gas usage for generation requirements to serve retail load and firm MWh sales.

Strategic Energy maintains a commodity-price risk management strategy that uses derivative instruments including forward physical energy purchases, to minimize significant, unanticipated net income fluctuations caused by commodity-price volatility.  In certain markets where Strategic Energy operates, entering into forward fixed price contracts is cost prohibitive.  Financial derivative instruments, including swaps, are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  A hypothetical 10% increase in the market price of purchased power could result in a $13.0 million increase in purchased power expense for 2008.

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

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant.  As of December 31, 2007, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L’s balance sheets.  The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates.  A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $5.6 million reduction in the value of the decommissioning trust funds at December 31, 2007.  A hypothetical 10% decrease in equity prices would have resulted in a $5.2 million reduction in the fair value of the equity securities at December 31, 2007.  KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates.

KLT Investments has affordable housing notes that require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities.  A hypothetical 10% decrease in market prices of the securities held as collateral would have an insignificant impact on pre-tax net income for 2008.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS
GREAT PLAINS ENERGY
Consolidated Statements of Income

Year Ended December 31	2007	2006	2005
Operating Revenues	(millions, except per shares amounts)
Electric revenues - KCP&L	$1,292.7	$1,140.4	$1,130.8
Electric revenues - Strategic Energy	1,972.8	1,532.1	1,471.5
Other revenues	1.6	2.8	2.6
Total	3,267.1	2,675.3	2,604.9
Operating Expenses
Fuel	245.5	229.5	208.4
Purchased power - KCP&L	101.0	26.4	61.3
Purchased power - Strategic Energy	1,830.7	1,490.3	1,368.4
Skill set realignment (deferral) cost (Note 8)	(8.9)	9.4	-
Operating expenses - KCP&L	295.8	260.3	263.4
Selling, general and administrative - non-regulated	91.7	67.7	62.0
Maintenance	91.7	83.8	90.0
Depreciation and amortization	183.8	160.5	153.1
General taxes	115.8	112.6	109.4
(Gain) loss on property	-	(0.6)	3.5
Other	0.2	-	2.4
Total	2,947.3	2,439.9	2,321.9
Operating income	319.8	235.4	283.0
Non-operating income	12.4	19.9	19.5
Non-operating expenses	(5.7)	(6.7)	(16.8)
Interest charges	(93.8)	(71.2)	(73.8)
Income from continuing operations before income taxes, minority
interest in subsidiaries and loss from equity investments	232.7	177.4	211.9
Income taxes	(71.5)	(47.9)	(39.5)
Minority interest in subsidiaries	-	-	(7.8)
Loss from equity investments, net of income taxes	(2.0)	(1.9)	(0.4)
Income from continuing operations	159.2	127.6	164.2
Discontinued operations, net of income taxes (Note 11)	-	-	(1.9)
Net income	159.2	127.6	162.3
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$157.6	$126.0	$160.7

Average number of basic common shares outstanding	84.9	78.0	74.6
Average number of diluted common shares outstanding	85.2	78.2	74.7

Basic earnings (loss) per common share
Continuing operations	$1.86	$1.62	$2.18
Discontinued operations	-	-	(0.03)
Basic earnings per common share	$1.86	$1.62	$2.15

Diluted earnings (loss) per common share
Continuing operations	$1.85	$1.61	$2.18
Discontinued operations	-	-	(0.03)
Diluted earnings per common share	$1.85	$1.61	$2.15

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2007	2006
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$67.1	$61.8
Restricted cash	0.7	-
Receivables, net	427.4	339.4
Fuel inventories, at average cost	35.9	27.8
Materials and supplies, at average cost	64.0	59.8
Deferred refueling outage costs	6.5	13.9
Refundable income taxes	10.7	9.8
Deferred income taxes	19.8	39.6
Derivative instruments	7.6	6.9
Other	15.2	11.8
Total	654.9	570.8
Nonutility Property and Investments
Affordable housing limited partnerships	17.3	23.1
Nuclear decommissioning trust fund	110.5	104.1
Other	14.3	15.6
Total	142.1	142.8
Utility Plant, at Original Cost
Electric	5,450.6	5,268.5
Less-accumulated depreciation	2,596.9	2,456.2
Net utility plant in service	2,853.7	2,812.3
Construction work in progress	530.2	214.5
Nuclear fuel, net of amortization of $120.2 and $103.4	60.6	39.4
Total	3,444.5	3,066.2
Deferred Charges and Other Assets
Regulatory assets	400.1	434.4
Goodwill	88.1	88.1
Derivative instruments	45.8	3.5
Other	51.2	29.9
Total	585.2	555.9
Total	$4,826.7	$4,335.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets

	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$42.0	$-
Commercial paper	365.8	156.4
Current maturities of long-term debt	0.3	389.7
EIRR bonds classified as current	-	144.7
Accounts payable	406.5	322.7
Accrued taxes	24.8	24.1
Accrued interest	16.7	14.1
Accrued compensation and benefits	22.5	33.3
Pension and post-retirement liability	1.3	1.0
Derivative instruments	81.0	91.5
Other	29.3	25.5
Total	990.2	1,203.0
Deferred Credits and Other Liabilities
Deferred income taxes	624.8	622.8
Deferred investment tax credits	27.0	28.5
Asset retirement obligations	94.5	91.8
Pension and post-retirement liability	157.2	176.2
Regulatory liabilities	144.1	114.7
Derivative instruments	1.6	61.1
Other	77.5	49.2
Total	1,126.7	1,144.3
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,325,136 and 80,405,035 shares issued, stated value	1,065.9	896.8
Retained earnings	506.9	493.4
Treasury stock-90,929 and 53,499 shares, at cost	(2.8)	(1.6)
Accumulated other comprehensive loss	(2.1)	(46.7)
Total	1,567.9	1,341.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 19)	1,102.9	607.5
Total	2,709.8	1,988.4
Commitments and Contingencies (Note 13)
Total	$4,826.7	$4,335.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows

Year Ended December 31	2007	2006	2005
Cash Flows from Operating Activities	(millions)
Net income	$159.2	$127.6	$162.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	183.8	160.5	153.1
Amortization of:
Nuclear fuel	16.8	14.4	13.4
Other	7.4	9.4	10.5
Deferred income taxes, net	23.8	(11.0)	(23.2)
Investment tax credit amortization	(1.5)	(1.2)	(3.9)
Loss from equity investments, net of income taxes	2.0	1.9	0.4
(Gain) loss on property	-	(0.6)	3.3
Minority interest in subsidiaries	-	-	7.8
Fair value impacts from energy contracts	(52.8)	56.7	(2.5)
Fair value impacts from interest rate hedging	17.9	-	-
Other operating activities (Note 3)	(24.4)	(48.8)	95.6
Net cash from operating activities	332.2	308.9	416.8
Cash Flows from Investing Activities
Utility capital expenditures	(511.5)	(475.9)	(327.3)
Allowance for borrowed funds used during construction	(14.4)	(5.7)	(1.6)
Purchases of investments	-	-	(15.0)
Purchases of nonutility property	(4.5)	(4.2)	(6.8)
Proceeds from sale of assets and investments	0.1	0.4	17.4
Purchases of nuclear decommissioning trust investments	(58.0)	(49.7)	(34.6)
Proceeds from nuclear decommissioning trust investments	54.3	46.0	31.0
Purchase of additional indirect interest in Strategic Energy	-	(0.7)	-
Hawthorn No. 5 partial insurance recovery	-	-	10.0
Hawthorn No. 5 partial litigation recoveries	-	15.8	-
Other investing activities	(13.0)	(1.7)	(0.9)
Net cash from investing activities	(547.0)	(475.7)	(327.8)
Cash Flows from Financing Activities
Issuance of common stock	10.5	153.6	9.1
Issuance of long-term debt	495.6	-	334.4
Issuance fees	(5.7)	(6.2)	(4.5)
Repayment of long-term debt	(372.5)	(1.7)	(339.2)
Net change in short-term borrowings	251.4	118.5	17.9
Dividends paid	(144.5)	(132.6)	(125.5)
Equity forward settlement	(12.3)	-	-
Other financing activities	(2.4)	(6.1)	(5.9)
Net cash from financing activities	220.1	125.5	(113.7)
Net Change in Cash and Cash Equivalents	5.3	(41.3)	(24.7)
Cash and Cash Equivalents at Beginning of Year (includes $0.6 million
of cash included in assets of discontinued operations in 2005)	61.8	103.1	127.8
Cash and Cash Equivalents at End of Year	$67.1	$61.8	$103.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity

Year Ended December 31	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	80,405,035	$896.8	74,783,824	$744.5	74,394,423	$732.0
Issuance of common stock	5,571,574	174.1	5,574,385	153.6	313,026	9.4
Issuance of restricted common stock	348,527	11.1	46,826	1.3	76,375	2.3
Common stock issuance fees		-		(5.2)		-
Equity compensation expense		2.1		2.6		1.4
Equity forward settlement		(12.3)		-		-
Unearned Compensation
Issuance of restricted common stock		(11.1)		(1.4)		(2.4)
Forfeiture of restricted common stock		0.2		0.1		0.3
Compensation expense recognized		4.8		1.3		1.4
Other		0.2		-		0.1
Ending balance	86,325,136	1,065.9	80,405,035	896.8	74,783,824	744.5
Retained Earnings
Beginning balance		493.4		498.6		462.1
Cumulative effect of a change in accounting principle (Note 10)		(0.9)		-		-
Net income		159.2		127.6		162.3
Dividends:
Common stock		(142.9)		(131.0)		(123.8)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.3)		(0.2)		(0.3)
Options		-		-		(0.1)
Ending balance		506.9		493.4		498.6
Treasury Stock
Beginning balance	(53,499)	(1.6)	(43,376)	(1.3)	(28,488)	(0.9)
Treasury shares acquired	(37,430)	(1.2)	(11,338)	(0.3)	(18,385)	(0.5)
Treasury shares reissued	-	-	1,215	-	3,497	0.1
Ending balance	(90,929)	(2.8)	(53,499)	(1.6)	(43,376)	(1.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46.7)		(7.7)		(41.0)
Derivative hedging activity, net of tax		43.2		(74.7)		28.4
Change in unrecognized pension expense, net of tax		1.4		-		-
Minimum pension obligation, net of tax		-		15.9		4.9
Adjustment to initially apply SFAS No. 158, net of tax		-		(170.2)		-
Regulatory adjustment		-		190.0		-
Ending balance		(2.1)		(46.7)		(7.7)
Total Common Shareholders' Equity		$1,567.9		$1,341.9		$1,234.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2007	2006	2005
	(millions)
Net income	$159.2	$127.6	$162.3
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	(8.4)	(181.5)	84.1
Income taxes	2.4	75.0	(34.7)
Net gain (loss) on derivative hedging instruments	(6.0)	(106.5)	49.4
Reclassification to expenses, net of tax	49.2	31.8	(21.0)
Derivative hedging activity, net of tax	43.2	(74.7)	28.4
Defined benefit pension plans
Net gains arising during period	2.0	-	-
Less: amortization of net gains included in
net periodic benefit costs	0.4	-	-
Prior service costs arising during the period	(0.3)	-	-
Less: amortization of prior service costs included in
net periodic benefit costs	0.1	-	-
Income taxes	(0.8)	-	-
Net change in unrecognized pension expense	1.4	-	-
Change in minimum pension obligation	-	25.5	8.7
Income taxes	-	(9.6)	(3.8)
Net change in minimum pension obligation	-	15.9	4.9
Comprehensive income	$203.8	$68.8	$195.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income

Year Ended December 31	2007	2006	2005
Operating Revenues	(millions)
Electric revenues	$1,292.7	$1,140.4	$1,130.8
Other revenues	-	-	0.1
Total	1,292.7	1,140.4	1,130.9
Operating Expenses
Fuel	245.5	229.5	208.4
Purchased power	101.0	26.4	61.3
Skill set realignment (deferral) cost (Note 8)	(8.9)	9.3	-
Operating expenses	295.8	260.3	263.4
Maintenance	90.9	83.8	90.0
Depreciation and amortization	175.6	152.7	146.6
General taxes	113.7	108.0	104.7
(Gain) loss on property	-	(0.6)	4.6
Other	0.2	-	2.4
Total	1,013.8	869.4	881.4
Operating income	278.9	271.0	249.5
Non-operating income	8.0	15.0	16.1
Non-operating expenses	(3.7)	(5.4)	(4.3)
Interest charges	(67.2)	(61.0)	(61.8)
Income before income taxes and minority
interest in subsidiaries	216.0	219.6	199.5
Income taxes	(59.3)	(70.3)	(48.0)
Minority interest in subsidiaries	-	-	(7.8)
Net income	$156.7	$149.3	$143.7

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2007	2006
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.2	$1.8
Receivables, net	176.4	114.3
Fuel inventories, at average cost	35.9	27.8
Materials and supplies, at average cost	64.0	59.8
Deferred refueling outage costs	6.5	13.9
Refundable income taxes	16.6	7.2
Deferred income taxes	3.4	0.1
Prepaid expenses	10.4	9.7
Derivative instruments	0.7	0.2
Total	317.1	234.8
Nonutility Property and Investments
Nuclear decommissioning trust fund	110.5	104.1
Other	6.2	6.4
Total	116.7	110.5
Utility Plant, at Original Cost
Electric	5,450.6	5,268.5
Less-accumulated depreciation	2,596.9	2,456.2
Net utility plant in service	2,853.7	2,812.3
Construction work in progress	530.2	214.5
Nuclear fuel, net of amortization of $120.2 and $103.4	60.6	39.4
Total	3,444.5	3,066.2
Deferred Charges and Other Assets
Regulatory assets	400.1	434.4
Other	13.6	13.6
Total	413.7	448.0
Total	$4,292.0	$3,859.5

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2007	2006
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable to Great Plains Energy	$0.6	$0.6
Commercial paper	365.8	156.4
Current maturities of long-term debt	-	225.5
EIRR bonds classified as current	-	144.7
Accounts payable	243.4	181.8
Accrued taxes	19.0	18.2
Accrued interest	9.6	12.5
Accrued compensation and benefits	21.6	24.6
Pension and post-retirement liability	1.1	0.8
Derivative instruments	28.0	2.7
Other	8.7	8.5
Total	697.8	776.3
Deferred Credits and Other Liabilities
Deferred income taxes	642.2	660.0
Deferred investment tax credits	27.0	28.5
Asset retirement obligations	94.5	91.8
Pension and post-retirement liability	149.4	164.2
Regulatory liabilities	144.1	114.7
Other	54.2	33.7
Total	1,111.4	1,092.9
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,115.6	1,021.6
Retained earnings	371.3	354.8
Accumulated other comprehensive income (loss)	(7.5)	6.7
Total	1,479.4	1,383.1
Long-term debt (Note 19)	1,003.4	607.2
Total	2,482.8	1,990.3
Commitments and Contingencies (Note 13)
Total	$4,292.0	$3,859.5

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2007	2006	2005
Cash Flows from Operating Activities	(millions)
Net income	$156.7	$149.3	$143.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	175.6	152.7	146.6
Amortization of:
Nuclear fuel	16.8	14.4	13.4
Other	4.6	6.6	7.7
Deferred income taxes, net	19.7	17.4	(33.6)
Investment tax credit amortization	(1.5)	(1.2)	(3.9)
Fair value impacts from interest rate hedging	1.4	-	-
(Gain) loss on property	-	(0.6)	4.6
Minority interest in subsidiaries	-	-	7.8
Other operating activities (Note 3)	(18.5)	(39.4)	79.3
Net cash from operating activities	354.8	299.2	365.6
Cash Flows from Investing Activities
Utility capital expenditures	(511.5)	(475.9)	(332.1)
Allowance for borrowed funds used during construction	(14.4)	(5.7)	(1.6)
Purchases of nonutility property	(0.1)	(0.1)	(0.1)
Proceeds from sale of assets	0.1	0.4	0.5
Purchases of nuclear decommissioning trust investments	(58.0)	(49.7)	(34.6)
Proceeds from nuclear decommissioning trust investments	54.3	46.0	31.0
Hawthorn No. 5 partial insurance recovery	-	-	10.0
Hawthorn No. 5 partial litigation recoveries	-	15.8	-
Other investing activities	(7.6)	(0.9)	(0.9)
Net cash from investing activities	(537.2)	(470.1)	(327.8)
Cash Flows from Financing Activities
Issuance of long-term debt	396.1	-	334.4
Repayment of long-term debt	(372.0)	-	(335.9)
Net change in short-term borrowings	209.4	124.6	32.4
Dividends paid to Great Plains Energy	(140.0)	(89.0)	(112.7)
Equity contribution from Great Plains Energy	94.0	134.6	-
Issuance fees	(3.7)	(0.5)	(4.6)
Net cash from financing activities	183.8	169.7	(86.4)
Net Change in Cash and Cash Equivalents	1.4	(1.2)	(48.6)
Cash and Cash Equivalents at Beginning of Year	1.8	3.0	51.6
Cash and Cash Equivalents at End of Year	$3.2	$1.8	$3.0

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2007		2006		2005
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,021.6	1	$887.0	1	$887.0
Equity contribution from Great Plains Energy	-	94.0	-	134.6	-	-
Ending balance	1	1,115.6	1	1,021.6	1	887.0
Retained Earnings
Beginning balance		354.8		294.5		263.5
Cumulative effect of a change in accounting principle (Note 10)		(0.2)		-		-
Net income		156.7		149.3		143.7
Dividends:
Common stock held by Great Plains Energy		(140.0)		(89.0)		(112.7)
Ending balance		371.3		354.8		294.5
Accumulated Other Comprehensive Income (Loss)
Beginning balance		6.7		(29.9)		(40.3)
Derivative hedging activity, net of tax		(14.2)		(0.7)		7.6
Minimum pension obligation, net of tax		-		15.9		2.8
Adjustment to initially apply SFAS No. 158		-		(168.6)		-
Regulatory adjustment		-		190.0		-
Ending balance		(7.5)		6.7		(29.9)
Total Common Shareholder's Equity		$1,479.4		$1,383.1		$1,151.6

The disclosures regarding consolidated KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2007	2006	2005
	(millions)
Net income	$156.7	$149.3	$143.7
Other comprehensive income
Gain (loss) on derivative hedging instruments	(22.1)	(0.8)	12.7
Income taxes	8.3	0.3	(4.8)
Net gain (loss) on derivative hedging instruments	(13.8)	(0.5)	7.9
Reclassification to expenses, net of tax	(0.4)	(0.2)	(0.3)
Derivative hedging activity, net of tax	(14.2)	(0.7)	7.6
Change in minimum pension obligation	-	25.5	5.4
Income taxes	-	(9.6)	(2.6)
Net change in minimum pension obligation	-	15.9	2.8
Comprehensive income	$142.5	$164.5	$154.1

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

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy has four wholly owned direct subsidiaries with operations or active subsidiaries:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  At the end of 2007, KCP&L had two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions Inc. (HSS).  HSS has no active operations and effective January 2, 2008, its ownership was transferred to KLT Inc.

•
KLT Inc. is an intermediate holding company that primarily holds indirect interests in Strategic Energy, L.L.C. (Strategic Energy), which provides competitive retail electricity supply services in several electricity markets offering retail choice, and holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas Inc. (KLT Gas) and KLT Telecom Inc., which have no active operations.

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

Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.  For Great Plains Energy, this includes Strategic Energy’s cash held in trust of $8.8 million at December 31, 2006.

Prior to September 30, 2007, Strategic Energy had entered into collateral arrangements with selected electricity power suppliers that required selected customers to remit payment to lockboxes that were held in trust and managed by a trustee.  As part of the trust administration, the trustee remitted payment to the supplier of electricity purchased by Strategic Energy.  On a monthly basis, any remittances into the lockboxes in excess of disbursements to the supplier were remitted back to Strategic Energy.

Restricted Cash
Restricted cash consists of certain Strategic Energy customer deposits that are either legally restricted or restricted by Strategic Energy’s business practice.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Nonutility property and investments – Consolidated KCP&L's nonutility property and investments includes nuclear decommissioning trust fund assets recorded at fair value.  Fair value is based on quoted market prices of the investments held by the fund.  In addition to consolidated KCP&L’s investments, Great Plains Energy’s nonutility property and investments include KLT Investments Inc.’s (KLT Investments) affordable housing limited partnerships.  The fair value of KLT Investments' affordable housing limited partnership total portfolio, based on the discounted cash flows generated by tax credits, tax deductions and sale of properties, approximates book value.  The fair values of other various investments are not readily determinable and the investments are therefore stated at cost.

Long-term debt – The incremental borrowing rate for similar debt was used to determine fair value if quoted market prices were not available.  Great Plains Energy’s and consolidated KCP&L’s book values of long-term debt approximated fair values at December 31, 2007.

Derivative instruments – The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among power and fuel prices, net of estimated credit risk.

Pension plans – For financial reporting purposes, the market value of plan assets is the fair value.  For regulatory reporting purposes, fair value is determined using a five-year smoothing of assets.

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

The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception.  The Company may elect the NPNS exception, which requires the effects of the derivative to be recorded when the underlying contract settles.  The Company accounts for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value.  In addition, if a derivative instrument is designated as a cash flow hedge, the Company documents its method of determining hedge effectiveness and measuring ineffectiveness.  See Note 22 for additional information regarding derivative financial instruments and hedging activities.

Investments in Affordable Housing Limited Partnerships
At December 31, 2007, KLT Investments had $17.3 million of investments in affordable housing limited partnerships.  Approximately 77% of these investments were recorded at cost; the equity method was used for the remainder.  The investments generate future cash flows from tax credits and tax losses of the partnerships.  The investments also generate cash flows from the sales of the properties.  For most investments, tax credits are received over ten years.  Tax expense is reduced in the year tax credits are generated.  A change in accounting principle relating to investments made after May 19, 1995, requires the use of the equity method when a company owns more than 5% in a limited partnership investment.  Of the investments recorded at cost, $13.0 million exceed this 5% level but were made before May 19, 1995.  Management does not anticipate making significant additional investments in affordable housing limited partnerships at this time.

On a quarterly basis, KLT Investments compares the cost of those properties accounted for by the cost method to the total of projected residual value of the properties and remaining tax credits to be received.  Based on the latest comparison, KLT Investments reduced its investments in affordable housing limited partnerships by $2.0 million, $1.2 million and $10.0 million in 2007, 2006 and 2005, respectively.  These amounts are included in non-operating expenses on Great Plains Energy’s consolidated statements of income.  The properties underlying the partnership investments are subject to certain risks inherent in real estate ownership and management.

Other Nonutility Property
Great Plains Energy’s and consolidated KCP&L’s other nonutility property includes land, buildings and improvements (43-year life), general office equipment (5- to 7-year life) and software (3- to 5-year life) and is recorded at historical cost, net of accumulated depreciation.

Utility Plant
KCP&L's utility plant is stated at historical cost.  These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits.  Replacements, improvements and additions to units of property are capitalized.  Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs).  When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation.  Substantially all utility plant is pledged as collateral for KCP&L’s mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.

As prescribed by the Federal Energy Regulatory Commission (FERC), Allowance for Funds used During Construction (AFDC) is charged to the cost of the plant.  AFDC is included in the rates charged to customers by KCP&L over the service life of the property.  AFDC equity funds are included as a non-cash item in non-operating income and AFDC borrowed funds are a reduction of interest charges.  The rates used to compute gross AFDC are compounded semi-annually and averaged 6.3% in 2007, 7.8% in 2006 and 7.1% in 2005.

The balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following table.

December 31	2007	2006
Utility Plant, at original cost	(millions)
Production (23 - 42 years)	$3,197.2	$3,135.6
Transmission (27 - 76 years)	382.8	364.3
Distribution (8 - 75 years)	1,542.5	1,465.7
General (5 - 50 years)	328.1	302.9
Total (a)	$5,450.6	$5,268.5
(a) Includes $40.4 million and $40.3 million at December 31, 2007 and
2006, respectively, of land and other assets that are not depreciated.

Depreciation and Amortization
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

Depreciation of nonutility property is computed using the straight-line method.  Consolidated KCP&L’s nonutility property annual depreciation rates for 2007, 2006 and 2005 were 11.6%, 11.5% and 11.2%, respectively.  Other Great Plains Energy nonutility property annual depreciation rates for 2007, 2006 and 2005 were 22.2%, 23.4% and 20.4%, respectively.  Other Great Plains Energy’s nonutility property includes Strategic Energy’s depreciable assets, which are primarily software costs and are amortized over a shorter period, three years, resulting in a higher annual amortization rate.

Great Plains Energy’s depreciation expense was $142.0 million, $131.9 million and $131.6 million for 2007, 2006 and 2005, respectively.  Consolidated KCP&L’s depreciation expense was $140.9 million, $130.7 million and $130.3 million for 2007, 2006 and 2005, respectively.  Great Plains Energy’s and consolidated KCP&L’s depreciation and amortization expense includes $25.7 million, $13.8 million and $7.8 million for 2007, 2006 and 2005, respectively, of additional amortizations to help maintain cash flow levels pursuant to MPSC and KCC orders.

As part of an acquisition of an additional interest in Strategic Energy, IEC recorded intangible assets with finite lives.  These intangible assets include the fair value of customer relationships that are being amortized over 72 months.  Intangible assets for the fair value of asset information systems were fully amortized at December 31, 2007, and acquired supply contracts were fully amortized at December 31, 2006.

Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration.  Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek).  Related liabilities for decommissioning are included on KCP&L’s balance sheet in Asset Retirement Obligations (AROs).  As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability.  See Note 16 for discussion of AROs including those associated with nuclear plant decommissioning costs.

Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of Wolf Creek’s scheduled refueling outages and amortizes them evenly (monthly) over the unit’s operating cycle of 18 months until the next scheduled outage.  Replacement power costs during an outage are expensed as incurred.

Regulatory Matters
KCP&L is subject to the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”  Pursuant to SFAS No. 71, KCP&L defers items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L were not regulated.  See Note 6 for additional information concerning regulatory matters.

Revenue Recognition
KCP&L and Strategic Energy recognize revenues on sales of electricity when the service is provided.  Revenues recorded include electric services provided but not yet billed by KCP&L and Strategic Energy.  Unbilled revenues are recorded for kWh usage in the period following the customers’ billing cycle to the end of the month.  KCP&L’s estimate is based on net system kWh usage less actual billed kWhs.  KCP&L’s estimated unbilled kWhs are allocated and priced by state across the rate classes based on estimated billing rates.  Strategic Energy’s estimate is based on estimated kWh usage compared to actual billed kWhs.  The estimate is recorded at the estimated billing value.

As a public utility, KCP&L collects from customers gross receipts taxes levied by state and local governments.  These taxes are recorded gross in operating revenues and general taxes on Great Plains Energy’s and consolidated KCP&L’s statements of income.  KCP&L’s gross receipts taxes collected were $44.7 million, $34.1 million and $39.3 million in 2007, 2006 and 2005, respectively.

Strategic Energy purchases electricity from power suppliers based on forecasted peak demand for its retail customers.  Actual customer demand does not always equate to the volume purchased based on forecasted peak demand.  Consequently, Strategic Energy sells any excess retail electricity supply over actual customer requirements back into the wholesale market.  The proceeds from excess retail supply sales are recorded as a reduction of purchased power, as they do not represent the quantity of electricity consumed by Strategic Energy’s customers.  The amount of excess retail supply sales that reduced purchased power was $76.4 million, $80.0 million and $158.5 million in 2007, 2006 and 2005, respectively.

KCP&L and Strategic Energy record sale and purchase activity on a net basis in purchased power when Regional Transmission Organization (RTO)/Independent System Operator (ISO) markets require them to sell and purchase power from the RTO/ISO rather than directly transact with suppliers and end-use customers.

KCP&L collects sales taxes from customers and remits to state and local governments.  These taxes are presented on a net basis on Great Plains Energy’s and consolidated KCP&L’s statements of income.

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

Goodwill and indefinite lived intangible assets are tested for impairment at least annually and more frequently when indicators of impairment exist as prescribed under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The annual test must be performed at the same time each year.  SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements.  To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill would be compared with its carrying value.  See Note 7 for additional information.

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

In accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes,” Great Plains Energy and consolidated KCP&L recognize tax benefits based on a “more-likely-than-not” recognition threshold.  In addition, Great Plains Energy and consolidated KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.

Great Plains Energy and its subsidiaries file consolidated federal and combined and separate state income tax returns.  Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss.  In accordance with the Company’s intercompany tax allocation agreement, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns.  KCP&L’s income tax provision includes taxes allocated based on its separate company income or loss adjusted for the allocation of parent company tax benefits.

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

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	2007	2006	2005
Income	(millions, except per share amounts)
Income from continuing operations	$159.2	$127.6	$164.2
Less: preferred stock dividend requirements	1.6	1.6	1.6
Income available for common stockholders	$157.6	$126.0	$162.6
Common Shares Outstanding
Average number of common shares outstanding	84.9	78.0	74.6
Add: effect of dilutive securities	0.3	0.2	0.1
Diluted average number of common shares outstanding	85.2	78.2	74.7
Basic EPS from continuing operations	$1.86	$1.62	$2.18
Diluted EPS from continuing operations	$1.85	$1.61	$2.18

The computation of diluted EPS excludes anti-dilutive shares for 2007 of 128,716 performance shares and 381,451 restricted stock shares.  In 2007, there were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

The computation of diluted EPS excludes anti-dilutive shares for 2006 of 96,601 performance shares and 116,469 restricted stock shares.  The computation of diluted EPS excludes anti-dilutive shares for 2005 of 20,493 performance shares.  Additionally, for 2006 and 2005, 6.5 million of anti-dilutive FELINE PRIDES were excluded from the computation of diluted EPS and there were no anti-dilutive shares applicable to stock options or a forward sale agreement.

Dividends Declared
In February 2008, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable March 20, 2008, to shareholders of record as of February 28, 2008.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable June 1, 2008, to shareholders of record as of May 9, 2008.

2.	ANTICIPATED ACQUISITION OF AQUILA, INC.

On February 6, 2007, Great Plains Energy entered into an agreement to acquire Aquila, Inc. (Aquila) for $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation will acquire Aquila’s electric utility in Colorado and its gas utilities in Colorado, Kansas, Nebraska and Iowa.  Each of the two transactions is conditioned on the completion of the other transaction and is expected to close in the first half of 2008.  Following closing, Great Plains Energy will own Aquila and its Missouri-based utilities consisting of the Missouri Public Service and St. Joseph Light & Power divisions, as well as Aquila’s merchant service operations, which primarily consists of the 340MW Crossroads power generating facility and residual natural gas contracts.

During 2007, Great Plains Energy’s acquisition of Aquila was unanimously approved by both Great Plains Energy’s and Aquila’s Boards of Directors and Great Plains Energy received approval from its shareholders to issue common stock in connection with the anticipated acquisition of Aquila and Aquila’s shareholders approved the acquisition of Aquila by Great Plains Energy.  The transaction is still subject to regulatory approvals from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC); the closing of the asset sale to Black Hills Corporation (Black Hills) (which is still subject to regulatory approvals from KCC); as well as other customary conditions.

The Colorado Public Utilities Commission, the Iowa Utilities Board and the Nebraska Public Service Commission have approved Aquila’s and Black Hills’ applications seeking approval of the sale of assets to Black Hills and a settlement has been submitted in the KCC proceedings.

On May 25, 2007, Great Plains Energy, KCP&L, Aquila and Black Hills filed a joint application (which was amended in June 2007) with FERC seeking approval of the proposed acquisition by Great Plains Energy of Aquila and certain Aquila Colorado electric assets by Black Hills, and for a declaratory order that the transfer of proceeds from Aquila to Great Plains Energy will not constitute a payment of funds properly included in a capital account in a manner contrary to the Federal Power Act.  On October 18, 2007, FERC granted the joint application.  Great Plains Energy and Aquila submitted their respective Hart-Scott-Rodino pre-merger notifications in July 2007 relating to the acquisition of Aquila by Great Plains Energy, and received early termination of the waiting period on August 27, 2007.

In 2007, Great Plains Energy, KCP&L and Aquila submitted joint applications to the MPSC and KCC seeking approval of the proposed acquisition by Great Plains Energy of Aquila.  In the original MPSC filing, the companies requested that Aquila be authorized to use an additional amortization mechanism to maintain credit ratios once Aquila achieves financial metrics necessary to support an investment-grade credit rating.  Aquila and KCP&L also requested authorization to amortize transaction and incremental transition-related costs over five years, and to collectively retain for a five year period 50 percent of estimated synergy savings resulting from the transaction.  Aquila further requested approval to transfer to Great Plains Energy approximately $677 million of the proceeds from the sale of its non-Missouri utility operations to Black Hills to fund substantially all of the cash portion of the merger consideration payable to its shareholders by Great Plains Energy.  In the KCC filing, KCP&L requested similar regulatory treatment of costs and synergies.  In updates filed with the MPSC and KCC on August 8, 2007, Great Plains Energy and KCP&L proposed to retain for a five year period 50 percent of the estimated utility operational synergies, net of estimated transition costs.

On February 25, 2008, Great Plains Energy and KCP&L filed supplemental direct testimony in the pending MPSC proceedings regarding the proposed Great Plains Energy – Aquila transaction.  The filing withdrew the request for recovery of Aquila’s actual debt interest cost, and proposed to follow the debt interest cost recovery procedure utilized in the most recent Aquila Missouri rate cases, which is the assigning to non-investment grade debt investment-grade interest rates for comparable debt.  The filing also withdrew the proposal for a specific synergy savings sharing mechanism, and instead proposed to utilize the natural regulatory lag that occurs between rate cases to retain any portion of synergy savings.  The filing further withdrew the request for an additional amortization provision in this case, with the intention to begin discussions after closing of the proposed transaction to develop a regulatory plan for Aquila that may include an additional amortization provision. The filing continued the request for the deferral and amortization of transaction and transition costs over a five-year period beginning with the first post-transaction rate cases, but withdrew from that request the estimated approximate $17 million of transaction costs associated with Aquila senior management potential severance costs.  The Company requested that hearings resume in late April 2008.

On February 27, 2008, Great Plains Energy, KCP&L, the Staff of the KCC (Staff), the Citizens’ Utility Ratepayers Board (CURB), Aquila, Inc. d/b/a Aquila Networks (Aquila), Black Hills Corporation and Black Hills/Kansas Gas Utility Company, LLC, filed a joint motion and settlement agreement (Agreement) in the pending KCC proceedings regarding the proposed Great Plains Energy – Aquila transaction.  The Agreement provides, among other things, for the exclusion from Kansas rate recovery of all transaction costs (currently estimated to total approximately $82 million), exclusion of acquisition premium and recovery of $10 million of transition costs (currently estimated to be approximately $59 million) over five years beginning with rates expected to be effective in 2010.  The Agreement establishes certain quality of service performance metrics with a maximum annual penalty exposure of $5.7 million.  The Agreement further provides that KCP&L’s rate case expected to be filed in 2008 will not include any of the costs or benefits associated with the transaction, and the allocation factors used in such case will not reflect the proposed transaction.  The parties also agreed to not contest the rights of Staff and CURB to request KCC to amend its order to reflect any conditions contained in an order in the Missouri proceedings that are detrimental to Kansas or more favorable to KCP&L.

The Agreement is subject to KCC approval, and the Agreement is void if not approved in its entirety.  It is possible that KCC may approve the Agreement with changes, or may not approve the Agreement.  A hearing on the Agreement is anticipated to occur on March 7, 2008.

Direct transaction costs of the acquisition incurred by Great Plains Energy of $21.1 million at December 31, 2007, are deferred and will be included in purchase accounting treatment upon consummation of the acquisition unless regulatory accounting treatment is authorized.  Non-labor transition-related costs were $6.7 million in 2007.  Decisions in these cases are currently expected in the first half of 2008.

Two purported shareholder class action lawsuits were filed against Aquila and certain of its individual directors and officers on February 8, 2007, in Jackson County, Missouri, Circuit Court seeking, among other things, an injunction against the consummation of the proposed transaction.  The lawsuits alleged, among other things, breaches of fiduciary duties and self-dealing by Aquila directors and officers.  In July 2007, the plaintiff in one of the suits amended his petition to include Great Plains Energy and Black Hills as defendants, alleging that they aided and abetted alleged breaches of fiduciary duties by the named Aquila directors and officers.  On July 26, 2007, the Court consolidated the two cases.  Aquila, Great Plains Energy and Black Hills filed motions to dismiss this case, which were granted on October 29, 2007.  Plaintiffs did not appeal and a joint stipulation of dismissal was filed on December 4, 2007.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
	2007	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$(80.0)	$(80.8)	$6.6
Fuel inventories	(9.3)	(10.7)	4.9
Materials and supplies	(4.2)	(2.8)	(2.6)
Accounts payable	43.3	68.1	12.4
Accrued taxes	17.3	(22.5)	(23.1)
Accrued interest	(0.7)	0.7	1.6
Deferred refueling outage costs	7.4	(5.9)	(4.0)
Pension and postretirement benefit obligations	17.6	3.6	8.4
Allowance for equity funds used during construction	(2.5)	(5.0)	(1.8)
Deferred merger costs	(18.3)	(2.8)	-
Proceeds from the sale of SO2 emission allowances	24.0	0.8	61.0
(Payment of) proceeds from T-Locks	(4.5)	-	12.0
Proceeds from forward starting swaps	3.3	-	-
Other	(17.8)	8.5	20.2
Total other operating activities	$(24.4)	$(48.8)	$95.6
Cash paid during the period:
Interest	$91.8	$67.7	$68.9
Income taxes	$33.6	$77.7	$84.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$72.5	$38.7	$13.4

Consolidated KCP&L Other Operating Activities
	2007	2006	2005
Cash flows affected by changes in:	(millions)
Receivables	$(60.0)	$(44.7)	$(8.5)
Fuel inventories	(9.3)	(10.7)	4.9
Materials and supplies	(4.2)	(2.8)	(2.6)
Accounts payable	20.6	52.4	16.3
Accrued taxes	5.9	(16.5)	(17.2)
Accrued interest	(2.9)	0.9	1.7
Deferred refueling outage costs	7.4	(5.9)	(4.0)
Pension and postretirement benefit obligations	15.4	0.7	4.6
Allowance for equity funds used during construction	(2.5)	(5.0)	(1.8)
Proceeds from the sale of SO2 emission allowances	24.0	0.8	61.0
Proceeds from T-Locks	-	-	12.0
Proceeds from forward starting swaps	3.3	-	-
Other	(16.2)	(8.6)	12.9
Total other operating activities	$(18.5)	$(39.4)	$79.3
Cash paid during the period:
Interest	$68.3	$57.9	$57.6
Income taxes	$39.8	$70.9	$104.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$72.4	$38.2	$12.8

Significant Non-Cash Items
In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the redemption of the $163.6 million FELINE PRIDES Senior Notes.

Unrecognized Pension Expense
In December 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.”  The adoption of SFAS No. 158 had no impact on Great Plains Energy’s and consolidated KCP&L’s 2007 and 2006 cash flows.  The following table summarizes the SFAS No. 158 impact on Great Plains Energy’s and consolidated KCP&L’s balance sheets at December 31, 2007 and 2006.

	December 31
	2007	2006
Increase (decrease) in:	(millions)
Prepaid benefit cost	$-	$(46.8)
Intangible asset	-	(12.1)
Regulatory asset	(20.0)	155.7
Current liability	0.3	1.0
Accrued benefit cost	-	(31.4)
Pension liability	(24.8)	143.2
Postretirement liability	2.3	33.0
Minimum pension liability adjustment	-	(46.5)
Deferred taxes	0.8	(0.9)
Accumulated OCI, net of tax	1.4	(1.6)

Asset Retirement Obligations
In 2006, Wolf Creek Nuclear Operating Corporation (WCNOC) submitted an application to the Nuclear Regulatory Commission (NRC) for a new operating license for Wolf Creek, which would extend Wolf Creek’s operating period to 2045.  Due to the effect of computing the present value of the ARO at the end of the extended operating period, KCP&L recorded a $65.0 million decrease in the ARO to decommission Wolf Creek with a $25.8 million net decrease in property and equipment.  The regulatory asset for ARO decreased $8.2 million and a $31.0 million regulatory liability was established to recognize funding of the related decommissioning trust in excess of the ARO due to the extended operating period.  This activity had no impact to Great Plains Energy’s or consolidated KCP&L’s 2006 cash flows.

During 2005, KCP&L recorded AROs totaling $26.7 million, increased net utility plant by $13.0 million and increased regulatory assets by $13.7 million.  This activity had no impact on Great Plains Energy and consolidated KCP&L’s 2005 net income and had no effect on 2005 cash flows.  See Note 16 for additional information.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	December 31
	2007	2006
Consolidated KCP&L	(millions)
Customer accounts receivable (a)	$45.3	$35.2
Allowance for doubtful accounts	(1.2)	(1.1)
Intercompany receivable from Great Plains Energy	10.5	-
Other receivables	121.8	80.2
Consolidated KCP&L receivables	176.4	114.3
Other Great Plains Energy
Other receivables	268.4	229.2
Elimination of intercompany receivable	(10.5)	-
Allowance for doubtful accounts	(6.9)	(4.1)
Great Plains Energy receivables	$427.4	$339.4
(a) Customer accounts receivable included unbilled receivables of $37.7 million and $32.0 million at December 31, 2007 and 2006, respectively.

Consolidated KCP&L’s other receivables at December 31, 2007 and 2006, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.  Great Plains Energy’s other receivables at December 31, 2007 and 2006, consisted of accounts receivable held by Strategic Energy of $268.3 million and $229.1 million, respectively.  Strategic Energy’s accounts receivable at December 31, 2007 and 2006 include unbilled receivables of $131.5 million and $95.0 million, respectively.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at December 31, 2007 and 2006.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires in 2008 and KCP&L intends to renew the agreement.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(1,082.6)	$1,082.6	$-
Gain (loss) on sale of accounts receivable (a)	(13.3)	13.0	(0.3)
Servicing fees	3.1	(3.1)	-
Fees to outside investor	-	(4.1)	(4.1)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(1,078.8)	1,078.8	-
Cash paid to KCP&L for receivables purchased	1,065.9	(1,065.9)	-
Servicing fees	3.1	(3.1)	-
Interest on intercompany note	3.1	(3.1)	-

		Receivables	Consolidated
2006	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(977.9)	$977.9	$-
Gain (loss) on sale of accounts receivable (a)	(9.9)	9.9	-
Servicing fees	2.9	(2.9)	-
Fees to outside investor	-	(3.8)	(3.8)

Cash flows during the period
Cash from customers transferred to
Receivables Company	(980.7)	980.7	-
Cash paid to KCP&L for receivables purchased	974.6	(974.6)	-
Servicing fees	2.9	(2.9)	-
Interest on intercompany note	2.4	(2.4)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

Sale of Accounts Receivable – Strategic Energy
In 2007, Strategic Energy entered into an agreement to sell all of its retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, LLC (Strategic Receivables), which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street Funding LLC (Market Street) and Fifth Third Bank (collectively, the Purchasers) ratably based on each purchaser’s commitments.  In accordance with SFAS No. 140, the sales under these agreements qualify as a sale, under which the creditors of Strategic Receivables are entitled to be satisfied out of the assets of Strategic Receivables prior to any value being returned to Strategic Energy or its creditors.  Strategic Energy sells its receivables at a price equal to the amount of the accounts receivable less a discount based on the prime rate and days sales outstanding (as defined in the agreement).  In addition to its ability to sell accounts receivable to the purchasers for cash, Strategic Receivables may also request the issue of letters of credit on behalf of Strategic Energy.  Under the agreement, in the event of a draw against an issued and outstanding letter of credit, Strategic Receivables must reimburse the amount or the amount will be considered a sale of undivided percentage ownership interest in the accounts receivable to the Purchasers.  At December 31, 2007, Strategic Receivables had issued letters of credit totaling $82.9 million and had no sales of accounts receivables to the Purchasers.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Strategic Energy services the receivables and receives an annual servicing fee of 1.0% times the daily average aggregate outstanding balance of receivables.  Strategic Energy does not recognize a servicing asset or liability because management determined the annual servicing fee earned by Strategic Energy approximates market value.  This agreement was entered into in conjunction with a new revolving credit facility described in Note 18 and terminates in October 2010.

Information regarding Strategic Energy’s sale of accounts receivable to Strategic Receivables is reflected in the following tables.

			Consolidated
	Strategic	Strategic	Strategic
2007	Energy	Receivables	Energy
	(millions)
Receivables (sold) purchased	$(838.3)	$838.3	$-
Gain (loss) on sale of accounts receivable	(5.3)	5.3	-
Receivables contributed as capital	(10.0)	10.0	-
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.1)	(0.1)

Cash flows during the period
Cash paid to Strategic Energy for receivables purchased	560.7	(560.7)	-

5.	NUCLEAR PLANT

KCP&L owns 47% of WCNOC, the operating company for Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the NRC, with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In July 2006, the DOE announced plans to submit a license application to the NRC for a nuclear waste repository at Yucca Mountain, Nevada, no later than June 30, 2008.  The DOE also announced that if requested legislative changes are enacted, the repository could be able to accept spent nuclear fuel and high-level waste starting in early 2017.  In January 2008, the DOE announced that its anticipated license application date of June 30, 2008, is in jeopardy due to budget allocation reductions.  A submittal during 2008 is still possible; however, operation of the repository in 2017 is unlikely.  Management cannot predict when this site may be available for Wolf Creek.  Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel.  Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025.  If the DOE meets its revised timetable for accepting spent fuel for disposal by 2017, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2025.  Management can make no assurance that the DOE will meet its revised timetable and will continue to monitor this activity.  See Note 15 for a related legal proceeding.

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels.  The most recent study was submitted to the MPSC and KCC in 2005 and is the basis for the current cost of decommissioning estimates in the following table.

	Total	KCP&L's
	Station	47% Share
	(millions)
Current cost of decommissioning (in 2005 dollars)	$ 518	$ 243
Future cost of decommissioning (in 2045-2053 dollars) (a)	3,327	1,564

Annual escalation factor	4.40%
Annual return on trust assets (b)	6.48%
(a)	Total future cost over an eight year decommissioning period.
(b)	The 6.48% rate of return is through 2025. The rate then systematically decreases through 2053 to 2.82% based on the assumption that the fund's investment mix will become increasingly more conservative as the decommissioning period approaches.

In 2007, KCP&L received orders from the MPSC and KCC, approving the funding schedules for this cost estimate above based on an anticipated extension of the operating period to 2045.  KCP&L currently contributes approximately $3.7 million annually to a tax-qualified trust fund to be used to decommission Wolf Creek.  Amounts funded are charged to other operating expense and recovered in customers’ rates.  If the actual return on trust assets is below the anticipated level, management believes a rate increase would be allowed ensuring full recovery of decommissioning costs over the remaining life of the station.

The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s decommissioning trust fund.

December 31	2007	2006
Decommissioning Trust	(millions)
Beginning balance	$104.1	$91.8
Contributions	3.7	3.7
Earned income, net of fees	1.6	1.9
Net realized gains	3.3	4.1
Unrealized gains/(losses)	(2.2)	2.6
Ending balance	$110.5	$104.1

The decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2007		2006
	Fair	Unrealized	Fair	Unrealized
	Value	Gains	Value	Gains
	(millions)
Equity securities	$51.6	$7.6	$50.6	$10.8
Debt securities	55.9	0.5	50.4	(0.5)
Other	3.0	-	3.1	-
Total	$110.5	$8.1	$104.1	$10.3

The weighted average maturity of debt securities held by the trust at December 31, 2007 and 2006, was 7.0 years and 6.8 years, respectively.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the gains and losses from the sale of securities by the nuclear decommissioning trust fund.

	2007	2006	2005
	(millions)
Realized Gains	$6.1	$5.0	$3.0
Realized Losses	(2.8)	(0.9)	(1.0)

Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek in three areas: nuclear liability, nuclear property and accidental outage.  These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war.  Both the nuclear liability and property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for non-certified acts of terrorism and related losses, as defined by the Terrorism Risk Insurance Act, including replacement power costs.  An industry aggregate limit of $0.3 billion exists for liability claims, regardless of the number of non-certified acts affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place.  An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners’ insurance provider, exists for property claims, including accidental outage power costs for acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act.  These limits are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts.  For certified acts of terrorism, the individual policy limits apply.  In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.

In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred.  Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material adverse effect on KCP&L’s results of operations, financial position and cash flows.

Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $10.8 billion.  This limit of liability consists of the maximum available commercial insurance of $0.3 billion and the remaining $10.5 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program.  Under the SFP program, the Owners can be assessed up to $100.6 million ($47.3 million, KCP&L’s 47% share) per incident at any commercial reactor in the country, payable at no more than $15 million ($7.1 million, KCP&L’s 47% share) per incident per year.  This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes.  In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.

Nuclear Property Insurance
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

Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy.  The estimated maximum amount of retrospective assessments under the current policies could total approximately $25.7 million ($12.1 million, KCP&L’s 47% share) per policy year.

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

After many years of effort, Nebraska regulators denied the facility developer’s license application in December 1998, a prolonged lawsuit ensued, and Nebraska eventually settled the case by paying the Compact Commission $145.8 million in damages.  The Compact Commission then paid pro rata portions of the settlement money to the various parties who originally funded the project.  To date, WCNOC has received refunds totaling $21.3 million (KCP&L’s 47% share being $10 million), including $1.7 million ($0.8 million, KCP&L’s 47% share) received in 2006.  The Compact Commission continues to explore alternative long-term waste disposal capability and has retained an insignificant portion of the settlement money.

6.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan
KCP&L continues to execute on its Comprehensive Energy Plan.  In 2006, the 100.5 MW Spearville Wind Energy Facility went into service.  The first phase of environmental upgrades at LaCygne No. 1, installation of selective catalytic reduction equipment, was completed and placed into service during the second quarter of 2007.  Environmental upgrades at Iatan No. 1 are underway and completion is currently scheduled for late 2008.  An outage at Iatan No. 1 is planned to complete and place in service these environmental upgrades during the fourth quarter of 2008.  Construction of Iatan No. 2 is on-going and currently scheduled for completion in 2010.

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

The construction environment entering 2008 for the Iatan No. 1 and Iatan No. 2 projects is challenging, particularly the tight market conditions for skilled labor and the lengthening lead times for deliveries of materials.  KCP&L is conducting a thorough assessment of the impact of the current environment on the projects' cost and schedule.  The results of the assessment are expected to be available in the second quarter of 2008.

KCP&L Regulatory Proceedings
KCP&L Missouri Rate Cases
2006 Rate Case Appeal
On December 21, 2006, the MPSC issued an order approving an approximate $51 million increase in annual revenues effective January 1, 2007.  Appeals of the MPSC order were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and this decision has been appealed by Trigen-Kansas City Energy Corporation.  Although subject to the appeal, the MPSC order remains in effect pending the court’s decision.

2007 Rate Case Order
In February 2007, KCP&L filed a request with the MPSC for an annual rate increase of $45 million or 8.3%.  The request was based on a return on equity of 11.25% and an equity ratio of about 53%.  KCP&L received a rate order from the MPSC in December 2007 approving an approximate $35 million increase in annual revenues, reflecting an authorized return on equity of 10.75% and an equity ratio of approximately 58%.  Approximately $11 million of the rate increase results from additional amortization to help maintain cash flow levels.  The rates established by the order reflect an annual offset of approximately $51 million ($29 million Missouri jurisdiction) related to non-firm wholesale electric sales margin.  If the actual margin amount exceeds this level, the difference will be recorded as a regulatory liability and will be returned, with interest, to Missouri retail customers in a future rate case.  The ordered rates were implemented January 1, 2008, and are subject to appeal until March 3, 2008.

The order implemented various other provisions, including but not limited to: (i) establishing for regulatory purposes annual pension cost for the period beginning January 1, 2008, of approximately $21 million and (ii) deferring and amortizing over five years the costs incurred in 2006 of approximately $9 million ($5 million on a Missouri jurisdictional basis) associated with the skill set realignment.

KCP&L Kansas Rate Case Order - 2007
In March 2007, KCP&L filed a request with KCC for an annual rate increase of $47 million in annual revenues, with about $13 million of that amount treated for accounting purposes as an increase to the depreciation reserve.  KCP&L received a rate order from KCC in November 2007 approving a $28 million increase in annual revenues effective January 1, 2008, with $11 million of that amount treated for accounting purposes as an increase to the depreciation reserve to help maintain cash flow levels.  The order also implements an Energy Cost Adjustment (ECA) tariff.  The ECA tariff will reflect the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  The ECA tariff provides that these projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) will be recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

The order implemented various other provisions, including but not limited to: (i) establishing an energy efficiency rider as an interim mechanism to recover deferred costs incurred for affordability, energy efficiency and demand side management programs; (ii) establishing for regulatory purposes annual pension cost for the period beginning January 1, 2008, of approximately $17 million and (iii) deferring and amortizing over ten years the costs incurred in 2006 of approximately $9 million ($4 million on a Kansas jurisdictional basis) associated with the skill set realignment.

Regulatory Assets and Liabilities
KCP&L is subject to the provisions of SFAS No. 71 and has recorded assets and liabilities on its balance sheet resulting from the effects of the ratemaking process, which would not otherwise be recorded under Generally Accepted Accounting Principles (GAAP).  Regulatory assets represent incurred costs that are probable of recovery from future revenues.  Regulatory liabilities represent: amounts imposed by rate actions of KCP&L’s regulators that may require refunds to customers; amounts provided in current rates that are intended to recover costs that are expected to be incurred in the future for which KCP&L remains accountable; or a gain or other reduction of allowable costs to be given to customers over future periods.  Future recovery of regulatory assets is not assured, but is generally subject to review by regulators in rate proceedings for matters such as prudence and reasonableness.  Future reductions in revenue or refunds for regulatory liabilities generally are not mandated, pending future rate proceedings or actions by the regulators.  Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC on KCP&L’s rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to KCP&L; and changes in laws and regulations.  If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations.  KCP&L’s continued ability to meet the criteria for application of SFAS No. 71 may be affected in the future by restructuring and deregulation in the electric industry.  In the event that SFAS No. 71 no longer applied to a deregulated portion of KCP&L’s operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism is provided.  Additionally, these factors could result in an impairment of utility plant assets if the cost of the assets could not be expected to be recovered in customer rates.  Whether an asset has been impaired is determined pursuant to the requirements of SFAS No. 144.

KCP&L’s regulatory assets and liabilities are detailed in the following table.

	December 31
	2007	2006
Regulatory Assets	(millions)
Taxes recoverable through future rates	$66.5	$81.7
Loss on reacquired debt	5.9	6.4
Change in depreciable life of Wolf Creek	45.4	45.4
Cost of removal	8.4	8.2
Asset retirement obligations	18.5	16.9
SFAS 158 pension and post-retirement costs	146.8	190.0
Other pension and post-retirement costs	76.1	66.9
Surface Transportation Board litigation expenses	1.8	1.7
Deferred customer programs	11.6	5.9
Rate case expenses	3.2	2.6
Skill set realignment costs	8.9	-
Other	7.0	8.7
Total	$400.1	$434.4
Regulatory Liabilities
Emission allowances	$87.5	$64.5
Asset retirement obligations	39.4	35.6
Additional Wolf Creek amortization (Missouri)	14.6	14.6
Other	2.6	-
Total	$144.1	$114.7

Except as noted below, regulatory assets for which costs have been incurred have been included (or are expected to be included, for costs incurred subsequent to the most recently approved rate case) in KCP&L’s rate base, thereby providing a return on invested costs.  Certain regulatory assets do not result from cash expenditures and therefore do not represent investments included in rate base or have offsetting liabilities that reduce rate base.  The regulatory asset for SFAS No. 158 pension and post-retirement costs at December 31, 2007, is more than offset by related liabilities, not included in rate base, representing the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”  The regulatory asset for other pension and post-retirement costs at December 31, 2007, includes $41.2 million representing pension settlements and financial and regulatory accounting method differences.  The pension settlements, totaling $12.4 million, will be amortized over a five-year period beginning January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  Certain insignificant items in Regulatory Assets – Other are also not included in rate base.

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

In March 2007, FERC issued an order denying requests for rehearing of its October 2006 order, which refused to allow MISO to retroactively assess RSG charges on virtual supply offers.  Also in March 2007, FERC rejected MISO’s tariff filing that would have established a new RSG charge prospectively and instructed MISO to recalculate RSG charges from April 2006 forward.  Parties, including Strategic Energy, appealed and filed requests for rehearing.  In November 2007, FERC issued further orders denying rehearing, affirming its prior orders and accepting MISO’s compliance filing.  Strategic Energy filed a petition for review of the underlying orders.  Should certain parties seeking imposition of RSG charges back to April 1, 2005, succeed in their appeal to the U.S. District Court for the District of Columbia, there could be a retroactive resettlement.  Management has estimated the potential exposure could range from $0 to $7 million.  The range of potential exposure is based on management’s judgments and assumptions and does not contemplate all possible outcomes.  The actual exposure, if any, could ultimately be greater than management’s estimate.  Management is unable to predict the outcome of any appeals or further requests for rehearing.

Seams Elimination Charge Adjustment
Seams Elimination Charge Adjustment (SECA) was a transitional pricing mechanism authorized by FERC and intended to compensate transmission owners for the revenue lost as a result of FERC’s elimination of regional through and out rates between PJM Interconnection, LLC (PJM) and MISO during a 16-month transition period from December 1, 2004, through March 31, 2006.  Each relevant PJM and MISO zone and the load-serving entities within that zone were allocated a portion of SECA based on transmission services provided to that zone during 2002 and 2003.  In 2007, Strategic Energy recorded a reduction of purchased power expense of $1.9 million to reflect recoveries obtained through settlements primarily with Transmission Owners.  In 2006, Strategic Energy recorded a reduction of purchased power expense of $2.4 million for SECA recoveries, which partially offset $2.7 million of expense recorded in the first quarter.  In 2005, Strategic Energy recorded purchased power expense totaling $13.6 million for SECA.  Strategic Energy billed $1.3 million and $5.4 million in 2006 and 2005, respectively, of its SECA costs to its retail customers.  No further retail customer billings are anticipated pending the outcome of proceedings discussed below.

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

7.	GOODWILL AND INTANGIBLE PROPERTY

Great Plains Energy’s consolidated balance sheets reflect goodwill associated with the Company’s ownership in Strategic Energy of $88.1 million at December 31, 2007 and 2006.  Annual impairment tests, conducted in September of each year, have been completed, fair value as determined exceeded the carrying amount and; therefore, there were no impairments of goodwill in 2007, 2006 or 2005.

Other Intangible Assets and Related Liabilities
Great Plains Energy and consolidated KCP&L’s intangible assets and related liabilities are detailed in the following table.

	December 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Consolidated KCP&L	(millions)
Computer software (a)	$111.9	$(84.7)	$100.4	$(76.2)

Other Great Plains Energy
Computer software (a)	17.8	(12.3)	15.5	(8.5)
Acquired intangible assets
Customer relationships	17.0	(10.4)	17.0	(7.6)
Asset information systems	1.9	(1.9)	1.9	(1.4)
Unamortized intangible assets
Strategic Energy trade name	0.7		0.7
Total intangible assets	$149.3	$(109.3)	$135.5	$(93.7)
(a)		Computer software is included in electric utility plant or other nonutility property, as applicable, on the consolidated balance sheets.

The fair values of acquired supply (intangible asset) and retail (liability) contracts were amortized over 28 months and were fully amortized by December 31, 2006.  The fair value of acquired asset information systems were amortized over 44 months and were fully amortized by December 31, 2007.  Other intangible assets recorded that have finite lives and are subject to amortization include customer relationships, which are being amortized over 72 months.

Amortization expense for the acquired share of intangible assets and related liabilities is detailed in the following table.

				Estimated Amortization Expense
	2007	2006	2005	2008	2009	2010
	(millions)
Intangible assets	$3.3	$10.6	$15.0	$2.8	$2.9	$0.9
Related liabilities	-	(7.2)	(11.6)	-	-	-
Net amortization expense	$3.3	$3.4	$3.4	$2.8	$2.9	$0.9

8.	PENSION PLANS, OTHER EMPLOYEE BENEFITS AND SKILL SET REALIGNMENT COSTS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.   For financial reporting purposes, the market value of plan assets is the fair value.  For regulatory reporting purposes, fair value is determined using a five-year smoothing of assets.

Effective January 1, 2008, the Company amended the defined benefit pension plan for management employees (other than WCNOC employees) to allow current employees the option to remain in the existing program or to choose a new retirement program which will provide, among other things, an enhanced benefit under the employee savings plan and a lower benefit accrual rate under the defined pension benefit plan.  Employees hired after September 1, 2007, have been placed in the new retirement program.

KCP&L records pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under SFAS No. 87 and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, Services and WCNOC.  In January 2007, the post-retirement plan was amended to enhance medical benefits for the management employees.  The change increased the accumulated post-retirement benefit obligation $19.5 million and increased the 2007 post-retirement expense $2.9 million.  The cost of post-retirement benefits charged to KCP&L are accrued during an employee's years of service and recovered through rates.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs.  The plan measurement date for the majority of plans is September 30.  The Company will adopt a fiscal year-end measurement date for the fiscal year ending December 31, 2008.  In 2007, contributions of $6.8 million and $7.2 million were made to the pension and post-retirement benefit plans, respectively, after the measurement date and in 2006, contributions of $1.2 million and $4.6 million were made to the pension plan and post-retirement benefit plans, respectively, after the measurement date.  Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Change in projected benefit obligation (PBO)	(millions)
PBO at beginning of year	$508.8	$554.6	$51.5	$53.0
Service cost	18.4	18.8	1.2	0.9
Interest cost	29.8	30.9	3.9	3.0
Contribution by participants	-	-	2.0	1.3
Amendments	(0.8)	-	19.5	-
Actuarial loss (gain)	(9.6)	6.5	(1.7)	(1.8)
Benefits paid	(35.5)	(17.9)	(2.9)	(4.2)
Benefits paid by Company	(0.4)	(0.4)	(0.7)	(0.7)
Special termination benefits	2.2	-	0.9	-
Settlements paid	-	(83.7)	-	-
PBO at end of plan year	$512.9	$508.8	$73.7	$51.5
Change in plan assets
Fair value of plan assets at beginning of year	$364.5	$412.2	$13.4	$12.2
Actual return on plan assets	44.1	34.3	(3.2)	0.6
Contributions by employer and participants	27.0	18.8	6.7	4.8
Benefits paid	(35.5)	(17.9)	(2.9)	(4.2)
Settlements paid	-	(82.9)	-	-
Fair value of plan assets at end of plan year	$400.1	$364.5	$14.0	$13.4
Funded status at end of year	$(112.8)	$(144.3)	$(59.7)	$(38.1)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(0.5)	$(0.5)	$(0.8)	$(0.5)
Noncurrent pension liability and other post-retirement liability	(112.3)	(143.8)	(58.9)	(37.6)
Contributions and changes after measurement date	6.8	0.6	7.2	4.6
Net amount recognized before regulatory treatment	(106.0)	(143.7)	(52.5)	(33.5)
Accumulated OCI or regulatory asset	185.4	240.3	37.8	19.2
Net amount recognized at December 31	$79.4	$96.6	$(14.7)	$(14.3)
Amounts in accumulated OCI or regulatory asset not
yet recognized as a component of net periodic cost:
Actuarial loss	$86.1	$144.8	$13.8	$11.6
Prior service cost	23.1	28.3	18.1	0.6
Transition obligation	0.2	0.3	5.8	7.0
Other	76.0	66.9	0.1	-
Net amount recognized at December 31	$185.4	$240.3	$37.8	$19.2

	Pension Benefits			Other Benefits
Year to Date December 31	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost	(millions)
Service cost	$18.4	$18.8	$17.3	$1.2	$0.9	$0.9
Interest cost	29.8	30.9	29.8	3.9	3.0	2.9
Expected return on plan assets	(29.5)	(32.7)	(32.4)	(0.7)	(0.6)	(0.6)
Amortization of prior service cost	4.3	4.3	4.3	2.1	0.2	0.2
Recognized net actuarial loss	35.3	31.8	18.6	0.5	0.9	0.5
Transition obligation	0.1	0.1	0.1	1.2	1.2	1.2
Special termination benefits	1.5	-	-	0.2	-	-
Settlement charges	-	23.1	-	-	-	-
Net periodic benefit cost before
regulatory adjustment	59.9	76.3	37.7	8.4	5.6	5.1
Regulatory adjustment	(9.1)	(52.3)	(14.6)	(0.1)	-	-
Net periodic benefit cost	50.8	24.0	23.1	8.3	5.6	5.1
Other changes in plan assets and benefit
obligations recognized in OCI or
regulatory assets
Current year net loss (gain)	(23.4)	-	-	2.7	-	-
Amortization of loss (gain)	(35.3)	-	-	(0.5)	-	-
Prior service cost (credit)	(0.9)	-	-	19.6	-	-
Amortization of prior service cost	(4.3)	-	-	(2.1)	-	-
Amortization of transition obligation	(0.1)	-	-	(1.2)	-	-
Other regulatory activity	9.1	-	-	0.1	-	-
Total recognized in OCI or regulatory asset	(54.9)	-	-	18.6	-	-
Total recognized in net periodic benefit cost
and OCI or regulatory asset	$(4.1)	$24.0	$23.1	$26.9	$5.6	$5.1

The estimated prior service cost, net loss and transition costs for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2008 are $4.2 million, $32.3 million and $0.1 million, respectively.  The estimated prior service cost, net loss, and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2008 are $2.7 million, $0.6 million and $1.2 million, respectively.  For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis.  For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years.

The accumulated benefit obligation (ABO) for all defined benefit pension plans was $423.8 million and $427.1 million at December 31, 2007 and 2006, respectively.  The PBO, ABO and the fair value of plan assets at plan year-end are aggregated by funded and under funded plans in the following table.

	2007	2006
Pension plans with the ABO in excess of plan assets	(millions)
Projected benefit obligation	$327.5	$323.9
Accumulated benefit obligation	266.4	268.5
Fair value of plan assets	220.1	193.4
Pension plans with plan assets in excess of the ABO
Projected benefit obligation	$185.4	$184.9
Accumulated benefit obligation	157.4	158.6
Fair value of plan assets	180.0	171.1

The expected long-term rate of return on plan assets represents the Company’s estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans’ investment portfolio.  Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes.  Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions.

The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
the benefit obligation at plan year-end	2007	2006	2007	2006
Discount rate	6.23%	5.87%	6.23%	5.89%
Rate of compensation increase	4.22%	3.81%	4.25%	3.90%

Weighted average assumptions used to determine	Pension Benefits		Other Benefits
net costs for years ended at December 31	2007	2006	2007		2006
Discount rate	5.87%	5.62%	5.89%		5.62%
Expected long-term return on plan assets	8.25%	8.25%	4.00%	*	4.23%	*
Rate of compensation increase	3.81%	3.57%	3.90%		3.60%
* after tax

Pension plan assets are managed in accordance with “prudent investor” guidelines contained in the Employee Retirement Income Security Act (ERISA) requirements.  The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk.  Investments are diversified across classes and within each class to minimize risks.  At December 31, 2007 and 2006, respectively, the fair value of plan assets was $400.1 million, not including a $6.8 million contribution made after the plan year-end, and $364.5 million, not including a $1.2 million subsequent contribution.  The asset allocation for the Company’s pension plans at December 31, 2007 and 2006, and the target allocation for 2008 are reported in the following table.  The portfolio is periodically rebalanced to generally meet target allocation percentages.

		Plan Assets at
	Target	December 31
Asset Category	Allocation	2007	2006
Equity securities	59%	57%	67%
Debt securities	33%	31%	22%
Real estate	6%	6%	6%
Other	2%	6%	5%
Total	100%	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  The cost trend assumed for 2007 and 2008 is 8% and the rate will continue to decline through 2014 to the ultimate cost trend rate of 5%.  The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by the Company.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2007, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.1	$(0.1)
Effect on postretirement benefit obligation	0.7	(1.1)

The Company expects to contribute $29.3 million to the plans in 2008 to meet ERISA funding requirements and regulatory orders, all of which will be paid by KCP&L.  The Company’s funding policy is to contribute amounts sufficient to meet the ERISA minimum funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions.  The Company also expects to contribute $7.2 million to other post-retirement benefit plans in 2008, $6.8 million of which will be paid by KCP&L.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2017.

	Pension	Other
	Benefits	Benefits
	(millions)
2008	$40.7	$7.2
2009	38.2	7.7
2010	40.5	8.4
2011	40.3	9.3
2012	45.8	9.9
2013-2017	243.8	62.1

Employee Savings Plans
Great Plains Energy has defined contribution savings plans that cover substantially all employees.  The Company matches employee contributions, subject to limits.  The annual cost of the plans was approximately $5.0 million in 2007 and $4.8 million in 2006 and 2005.  Consolidated KCP&L’s annual cost of the plans was approximately $4.3 million in 2007 and $4.0 million in 2006 and 2005.

Cash-Based Long-Term Incentives
Strategic Energy has long-term incentives designed to reward officers and key members of management with Great Plains Energy restricted stock (issued under the Company’s Long-Term Incentive Plan) and a cash performance payment for achieving specific performance goals over stated periods of time, commencing January 1, 2005.  The restricted stock compensation expense is discussed in Note 9.  In 2007, 2006 and 2005, compensation expense of $1.4 million, $3.8 million and $1.6 million, respectively, was recognized for the cash-based incentives.

Skill Set Realignment (Deferral) Cost
In 2005 and early 2006, management undertook a process to assess, improve and reposition the skill sets of employees for implementation of the Comprehensive Energy Plan.  In 2006, Great Plains Energy and consolidated KCP&L recorded $9.4 million and $9.3 million, respectively, related to this process reflecting severance, benefits and related payroll taxes provided to employees.  In 2007, KCP&L received authorization from the MPSC and KCC to establish an $8.9 million regulatory asset for these costs and amortize them over five years for the Missouri jurisdictional portion and ten years for the Kansas jurisdictional portion effective with new rates on January 1, 2008.

9.	EQUITY COMPENSATION

Great Plains Energy’s Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy’s shareholders.  The Long-Term Incentive Plan permits the grant of restricted stock, stock options, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.  The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 5.0 million.  Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable security laws.  Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants on account of withholding taxes and held in treasury, or both, to satisfy share option exercises and does not expect to repurchase common shares during 2008 to satisfy stock option exercises.

Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.  The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	2007	2006	2005
Great Plains Energy	(millions)
Compensation expense	$6.4	$3.9	$2.8
Income tax benefits	2.1	1.2	1.1
KCP&L
Compensation expense	4.3	2.4	1.7
Income tax benefits	1.4	0.8	0.6

Stock Options Granted 2001 – 2003
Stock options were granted under the plan at market value of the shares on the grant date.  The options vested three years after the grant date and expire in ten years if not exercised.  The fair value for the stock options granted in 2001 – 2003 was estimated at the date of grant using the Black-Scholes option-pricing model.  Compensation expense and accrued dividends related to stock options were recognized over the stated vesting period.  Exercise prices range from $24.90 to $27.73 and all stock options are fully vested and have a remaining weighted average contractual term of 3.9 years at December 31, 2007.  There was no stock option activity in 2007.  At December 31, 2007, there were 109,472 outstanding and exercisable stock options at a weighted-average exercise price of $25.52.  At December 31, 2007, the aggregate intrinsic value of the outstanding options was $0.4 million.

Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of Great Plains Energy’s Board of Directors.  The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy’s performance, based on internal and external measures, over stated performance periods.  Performance shares have a value equal to the market value of the shares on the grant date with accruing dividends.  Compensation expense, calculated by multiplying shares by the related grant-date fair value related to performance shares, is recognized over the stated period.

Performance share activity for 2007 is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on internal and external measures, over stated performance periods.

		Grant Date
Performance	Shares	Fair Value*
Beginning balance	254,771	$29.56
Performance adjustment	(22,070)
Granted	123,542	32.00
Issued	(42,169)	30.27
Forfeited	(4,385)	32.35
Ending balance	309,689	30.34
* weighted-average

At December 31, 2007, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $32.00, $28.20 and $30.34 in 2007, 2006 and 2005, respectively.  At December 31, 2007, there was $3.3 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock related to performance shares issued was $1.3 million during 2007 and $0.3 million during 2006.  No shares of common stock were issued related to performance shares during 2005.

Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date.  Restricted stock shares vest over a stated period of time with accruing reinvested dividends.  Compensation expense, calculated by multiplying shares by the related grant-date fair value related to restricted stock, is recognized over the stated vesting period.  Restricted stock activity for 2007 is summarized in the following table.

Nonvested		Grant Date
Restricted stock	Shares	Fair Value*
Beginning balance	140,603	$29.75
Granted and issued	348,527	31.93
Vested	(36,406)	30.34
Forfeited	(5,842)	31.40
Ending balance	446,882	31.38
* weighted-average

At December 31, 2007, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted was $31.93, $28.22 and $30.47 during 2007, 2006 and 2005, respectively.  At December 31, 2007, there was $6.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested was $1.1 million, $0.8 million and $0.8 million in 2007, 2006 and 2005, respectively.

10.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy	2007	2006	2005
Current income taxes	(millions)
Federal	$44.3	$59.2	$64.3
State	6.5	0.9	1.3
Total	50.8	60.1	65.6
Deferred income taxes
Federal	22.5	(7.2)	(4.2)
State	1.3	(3.8)	(19.0)
Total	23.8	(11.0)	(23.2)
Noncurrent income taxes (a)
Federal	(0.7)	-	-
State	(0.9)	-	-
Total	(1.6)	-	-
Investment tax credit amortization	(1.5)	(1.2)	(3.9)
Total income tax expense	71.5	47.9	38.5
Less: taxes on discontinued operations
Current tax (benefit) expense	-	-	(1.0)
Income taxes on continuing operations	$71.5	$47.9	$39.5

Consolidated KCP&L	2007	2006	2005
Current income taxes	(millions)
Federal	$38.7	$49.3	$79.9
State	4.4	4.8	5.6
Total	43.1	54.1	85.5
Deferred income taxes
Federal	17.7	15.6	(14.3)
State	2.0	1.8	(19.3)
Total	19.7	17.4	(33.6)
Noncurrent income taxes (a)
Federal	(1.7)	-	-
State	(0.3)	-	-
Total	(2.0)	-	-
Investment tax credit amortization	(1.5)	(1.2)	(3.9)
Total	$59.3	$70.3	$48.0
(a) For 2007, this includes amounts recognized under FIN No. 48. Tax contingency reserves for 2006 and 2005 are included in current income tax expense.

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Income Tax Expense			Income Tax Rate
Great Plains Energy	2007	2006	2005	2007	2006	2005
	(millions)
Federal statutory income tax	$80.7	$61.4	$71.3	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.0	(0.3)	2.3	0.9	(0.2)	1.1
Amortization of investment tax credits	(1.5)	(1.2)	(3.9)	(0.6)	(0.7)	(1.9)
Federal income tax credits	(7.9)	(9.3)	(10.0)	(3.4)	(5.3)	(4.9)
State income taxes	4.9	0.5	2.7	2.1	0.3	1.3
Changes in uncertain tax positions, net (a)	0.5	0.1	(7.9)	0.2	-	(3.9)
Rate change on deferred taxes	-	-	(11.7)	-	-	(5.8)
Aquila transaction costs	(3.7)	-	-	(1.6)	-	-
Other	(3.5)	(3.3)	(3.3)	(1.6)	(1.8)	(1.5)
Total	$71.5	$47.9	$39.5	31.0%	27.3%	19.4%
(a) For 2007, this includes amounts recognized under FIN No. 48.

	Income Tax Expense			Income Tax Rate
Consolidated KCP&L	2007	2006	2005	2007	2006	2005
	(millions)
Federal statutory income tax	$75.6	$76.9	$67.0	35.0%	35.0%	35.0%
Differences between book and tax
depreciation not normalized	2.0	(0.3)	2.3	0.9	(0.2)	1.2
Amortization of investment tax credits	(1.5)	(1.2)	(3.9)	(0.7)	(0.6)	(2.0)
Federal income tax credits	(6.4)	(4.6)	-	(2.9)	(2.1)	-
State income taxes	4.7	5.5	4.2	2.2	2.5	2.2
Changes in uncertain tax positions, net (a)	(0.3)	0.6	(1.7)	(0.1)	0.3	(0.9)
Parent company tax benefits	(12.0)	(4.7)	(5.4)	(5.6)	(2.1)	(2.8)
Rate change on deferred taxes	-	-	(11.7)	-	-	(6.1)
Other	(2.8)	(1.9)	(2.8)	(1.4)	(0.8)	(1.6)
Total	$59.3	$70.3	$48.0	27.4%	32.0%	25.0%
(a) For 2007, this includes amounts recognized under FIN No. 48.

SFAS No. 109 requires the companies to adjust deferred tax balances to reflect tax rates that are anticipated to be in effect when the differences reverse.  In 2005, Great Plains Energy and KCP&L adjusted their deferred tax balances to reflect lower composite tax rates due to the impact of sustained audited positions and state tax planning, which resulted in deferred tax benefits for Great Plains Energy and consolidated KCP&L of $11.7 million in 2005.

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		Consolidated KCP&L
December 31	2007	2006	2007	2006
Current deferred income taxes	(millions)
Nuclear fuel outage	$(2.4)	$(5.2)	$(2.4)	$(5.2)
Derivative instruments	9.8	34.1	(0.1)	0.2
Accrued vacation	4.8	4.5	4.7	4.4
Other	7.6	6.2	1.2	0.7
Net current deferred income tax asset	19.8	39.6	3.4	0.1
Noncurrent deferred income taxes
Plant related	(573.7)	(566.3)	(573.7)	(566.3)
Income taxes on future regulatory recoveries	(66.5)	(81.7)	(66.5)	(81.7)
Derivative instruments	(3.6)	19.3	4.5	(4.3)
Pension and postretirement benefits	(23.3)	(28.9)	(25.8)	(31.2)
Storm related costs	-	(0.1)	-	(0.1)
Debt issuance costs	(2.3)	(2.5)	(2.3)	(2.5)
Gas properties related	(0.8)	(1.1)	-	-
SO2 emission allowance sales	33.4	24.5	33.4	24.5
Tax credit carryforwards	19.2	15.0	-	-
State net operating loss carryforward	0.4	0.5	-	-
Other	(7.2)	(0.8)	(11.8)	1.6
Net noncurrent deferred tax liability before
valuation allowance	(624.4)	(622.1)	(642.2)	(660.0)
Valuation allowance	(0.4)	(0.5)	-	-
Net noncurrent deferred tax liability	(624.8)	(622.6)	(642.2)	(660.0)
Net deferred income tax liability	$(605.0)	$(583.0)	$(638.8)	$(659.9)

	Great Plains Energy		Consolidated KCP&L
December 31	2007	2006	2007	2006
	(millions)
Gross deferred income tax assets	$231.0	$251.3	$183.0	$166.9
Gross deferred income tax liabilities	(836.0)	(834.3)	(821.8)	(826.8)
Net deferred income tax liability	$(605.0)	$(583.0)	$(638.8)	$(659.9)

Tax Credit Carryforwards
At December 31, 2007, the Company had $19.2 million of state income tax credit carryforwards.  These credits relate primarily to the Company’s Missouri affordable housing investment portfolio, and the carryforwards expire in years 2009 to 2012.  Management believes the credits will be fully utilized within the carryforward period.

Net Operating Loss Carryforwards
At December 31, 2007, KLT Inc. and its subsidiaries had Kansas state net operating loss carryforwards of $9.4 million primarily resulting from losses associated with DTI Holdings, Inc. and its subsidiaries, Digital Teleport, Inc. and Digital Teleport of Virginia, Inc.  KLT Inc. and its subsidiaries moved its corporate headquarters to Missouri in 2003, and as a result, will not have sufficient presence in Kansas to utilize the losses.  The Kansas state net operating loss carryforwards expire in years 2011 to 2012.  Management has determined that the loss carryforwards will more likely than not expire unutilized and has provided a valuation allowance against the entire $0.4 million deferred state income tax benefit.

Uncertain Tax Positions
In 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements with various additional disclosures required and is effective for fiscal years beginning after December 15, 2006.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  The total amount of unrecognized tax benefits at January 1, 2007, was $23.5 million of which $3.5 million would impact the effective tax rate, if recognized.  Consolidated KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.  The total amount of unrecognized tax benefits at January 1, 2007, was $21.6 million of which $1.6 million would impact the effective tax rate, if recognized.

In addition with the adoption of FIN No. 48, Great Plains Energy and consolidated KCP&L elected to make an accounting policy change to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  As of the date of adoption, Great Plains Energy and consolidated KCP&L had $6.4 million and $2.4 million, respectively, accrued for the payment of interest.  No amounts were accrued for penalties with respect to unrecognized tax benefits.  At December 31, 2007, accrued interest related to unrecognized tax benefits for Great Plains Energy and consolidated KCP&L was $8.4 million and $3.4 million, respectively.

The following table reflects activity subsequent to the adoption of FIN No. 48 for Great Plains Energy and consolidated KCP&L related to the liability for unrecognized tax benefits.

	Great Plains	Consolidated
	Energy	KCP&L
	(millions)
Balance at January 1, 2007	$23.5	$21.6
Additions for current year tax positions	4.1	2.9
Additions for prior year tax positions	0.1	0.1
Reductions for prior year tax positions	(5.0)	(4.9)
Statute expirations	(0.8)	(0.1)
Balance at December 31, 2007	$21.9	$19.6

The total amount of uncertain tax benefits which would impact the effective tax rate, if recognized at December 31, 2007, is $3.6 million and $1.3 million for Great Plains Energy and consolidated KCP&L, respectively.

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

It is reasonably possible that, as a result of a settlement agreement for the federal audit of the 2000 through 2003 tax years expected to be reached by December 2008, federal and state unrecognized tax benefits related primarily to the timing of tax deductions would be recognized by Great Plains Energy and consolidated KCP&L.  An estimate of the amount of unrecognized tax benefits that may be recognized in the next twelve months was $9 million to $11 million as of the date of adoption and $8 million to $10 million at December 31, 2007, for Great Plains Energy and $7 million to $9 million as of the date of adoption and at December 31, 2007, for consolidated KCP&L.

11.	KLT GAS DISCONTINUED OPERATIONS

The KLT Gas natural gas properties (KLT Gas portfolio) was reported as discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” after the 2004 Board of Directors approval to sell the KLT Gas portfolio and discontinue the gas business.  During 2004 and 2005, KLT Gas completed sales of the KLT Gas portfolio and in 2006 KLT Gas had no active operations.  During 2005, KLT Gas had losses from operations before income taxes of $2.9 million and an income tax benefit of $1.0 million, resulting in a net loss from discontinued operations of $1.9 million.

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

Consolidated KCP&L receives various support and administrative services from Services.  These services are billed to consolidated KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of consolidated KCP&L.  These costs totaled $14.9 million, $18.5 million and $42.6 million for 2007, 2006 and 2005, respectively.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  At December 31, 2007 and 2006, consolidated KCP&L had a short-term intercompany payable to Services of $1.8 million and $2.5 million, respectively.  In 2005, approximately 80% of Services’ employees were transferred to KCP&L to better align resources with the operating business.  Also at December 31, 2007 and 2006, consolidated KCP&L had a long-term intercompany payable to Services of $1.5 million and $5.7 million, respectively, related to unrecognized pension expense recorded under the provision of SFAS No. 158.  At December 31, 2007 and 2006, consolidated KCP&L’s balance sheets reflect a note payable from HSS to Great Plains Energy of $0.6 million.  Also at December 31, 2007, consolidated KCP&L had a short-term intercompany receivable from Great Plains Energy of $10.5 million.

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

KCP&L seeks to use current environmental technology.  KCP&L conducts environmental audits designed to ensure compliance with governmental regulations.  At December 31, 2007 and 2006, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers water monitoring at one site.  The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid.

Environmental-related legislation is continually introduced and such legislation typically includes various compliance dates and compliance limits.  It is possible that legislation could be enacted at the federal or state level to address global climate change, including efforts to reduce and control the emission of greenhouse gases, such as CO2, which is created in the combustion of fossil fuels.  In addition, there could be national and state mandates to produce a set percentage of electricity from renewable forms of energy, such as wind.  The probability and impact of such legislation cannot be reasonably estimated at this time, including the cost to install new equipment to achieve compliance, but such legislation could have the potential for a significant financial and operational impact on KCP&L.  KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.  KCP&L will continue to monitor proposed legislation.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  KCP&L has not received a subpoena, and has not been informed of the scope of the grand jury inquiry.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse affect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The following table contains current estimates of KCP&L’s capital expenditures (exclusive of allowance for funds used during construction and property taxes) to comply with environmental laws and regulations described below, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  The following table does not reflect any costs for complying with future laws or regulations.  The ultimate cost could be significantly different from the amounts estimated.  The construction environment entering 2008 for the Iatan No. 1 and Iatan No. 2 projects is challenging, particularly the tight market conditions for skilled labor and the lengthening lead times for deliveries of materials.  KCP&L is conducting a thorough assessment of the impact of the current environment on the projects' cost and schedule.  The results of the assessment are expected to be available in the second quarter of 2008.  KCP&L continues to refine its cost estimates detailed in the table below and explore alternatives.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

The table does not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  As well, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  The potential capital costs of the Collaboration Agreement provisions relating to emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed below.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Estimated Required
Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$426	-	1,020		$-		$426	-	1,020
Incremental BART		-		538	-	657	538	-	657	(b)
Incremental CAMR	11	-	15	5	-	6	16	-	21
Less: expenditures through December 31, 2007		(103)			-			(103)
Estimated remaining required environmental expenditures	$334	-	932	$543	-	663	$877	-	1,595
(a)	The amounts reflect KCP&L's portion of the cost of projects at jointly-owned units.
(b)	Reflects an estimated $261 million to $318 million associated with the LaCygne No. 1 baghouse and scrubber project included in the Comprehensive Energy Plan.

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

KCP&L expects to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  CAIR establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities will demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L will also be allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements.  At December 31, 2007, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 80,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC and in 2007, KCP&L sold 41,500 SO2 emission allowances.

Analysis of the final CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station could be achieved through a combination of pollution control equipment and the use of or purchase of emission allowances as needed.  The timing and necessity of the installation of such control equipment is currently being developed, and as required by the Collaboration Agreement, a study will be completed in 2008 to assess potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units.  As discussed below, some of the control technology for SO2 and NOx will also aid in the control of mercury.

Best Available Retrofit Technology Rule
The EPA best available retrofit technology rule (BART) directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri.  Initially, in Missouri, compliance with CAIR is compliance with BART for individual sources.  Depending on the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment

(KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulates mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the Clean Air Act.  In February 2008, a court vacated and remanded CAMR back to the EPA.  The court’s order is subject to an appeals process and the EPA has not taken any action in response to the court’s order.  Environmental groups have filed a motion with the court asking the court itself to mandate the imposition of maximum achievable control technology (MACT) standards when reviewing permits for new plants now, without waiting for further EPA action.  Management cannot predict the outcome of these or further judicial or regulatory actions or their financial or operational effects on KCP&L.  The following discussion is based on CAMR prior to the court’s action and future regulations regarding mercury emissions, and the costs to KCP&L, may be materially different than CAMR.

CAMR established a market-based cap-and-trade program to reduce nationwide utility emissions of mercury in two phases, the first phase is effective January 1, 2010, and the second phase is effective January 1, 2018.  Facilities will be required to hold allowances for each ounce of mercury emitted in any given year.  Under the cap-and-trade program, KCP&L would be able to purchase mercury allowances or elect to install pollution control equipment to achieve compliance.

Management anticipates meeting the first phase cap by taking advantage of KCP&L’s mercury reductions achieved through capital expenditures to comply with CAIR and BART or purchasing allowances as needed.  While it is expected that mercury allowances will be available in sufficient quantities for purchase in the 2010-2018 timeframe, the significant reduction in the nationwide cap in 2018 may hamper KCP&L’s ability to obtain reasonably priced allowances beyond 2018.  Management expects capital expenditures would be required to install additional pollution control equipment to meet the second phase cap.  During the ensuing years, management will closely monitor advances in technology for removal of mercury and expects to make decisions regarding second phase removal based on then available technology to meet the 2018 compliance date.

Carbon Dioxide
Many bills concerning greenhouse gases, including CO2, are being debated at the federal and state levels.  There are various compliance dates and reduction strategies stipulated in the bills.  While legislation at both the federal and state level has been introduced, it is difficult to predict when or if the legislation will be enacted.  The U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if EPA forms a judgment that such emissions contribute to climate change.  If EPA forms such a judgment, it may ultimately regulate other sources of CO2, which may include KCP&L facilities.  The KDHE has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.

Greenhouse gas regulation has the potential for a significant financial and operational impact on KCP&L in connection with achieving compliance with limits that may be established.  However, the financial and operational consequences to KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

Ozone
In June 2007, monitor data indicated that the Kansas City area violated the eight-hour ozone national ambient air quality standard.  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s generation facilities beyond the currently proposed controls for CAIR and BART.  EPA has various options over and above the implementation of the maintenance plans for control of ozone to address a confirmed violation.  These options include, but are not limited to, designating the area “non-attainment” and requiring a new regulatory plan to reduce emissions or leaving the designation unchanged, but still requiring a new regulatory plan.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations, but the EPA’s response could have a significant impact on Great Plains Energy's and consolidated KCP&L's results of operations and financial position.

Also in June 2007, EPA issued a proposal for comment to reduce the existing eight-hour ozone national ambient air quality standard.  The proposal recommends an ozone standard within a range of 0.07 to 0.075 parts per million (ppm).  EPA also is taking comments on alternative standards within a range from 0.06 ppm up to the level of the current eight-hour ozone standard, which is 0.08 ppm.  The Kansas City area may have difficulty attaining a revised standard in the future.  EPA has taken public comments and has indicated it will issue final standards by March 12, 2008.  Although it is difficult to determine the ultimate impact of the proposal at this time, it could have a significant impact on Great Plains Energy's and consolidated KCP&L's results of operations and financial position.

Sulfuric Acid Mist BACT Analysis – Iatan Station
As a requirement of the Iatan Station air permit and the Collaboration Agreement, KCP&L submitted a best available control technology (BACT) analysis for sulfuric acid mist to Missouri Department of Natural Resources (MDNR) in June 2007.  MDNR will conduct its own BACT analysis and determine the final emission limit.  Although KCP&L believes the emission limit submitted is a BACT limit and can be achieved by the currently proposed emission control equipment, MDNR may ultimately determine a BACT limit for sulfuric acid mist that could require additional control equipment.  The above Clean Air Estimated Required Environmental Expenditures table does not reflect the potential costs for additional controls that may be required to meet such a determination.  If MDNR does make such a determination, KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve compliance.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Subsequent to a court ruling, EPA suspended the regulations and is engaged in further rulemaking on this matter.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations.

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

Contractual Commitments
Great Plains Energy’s and consolidated KCP&L’s expenses related to lease commitments are detailed in the following table.

	2007	2006	2005
	(millions)
Consolidated KCP&L	$17.3	$17.6	$19.4
Other Great Plains Energy (a)	1.3	1.3	1.4
Total Great Plains Energy	$18.6	$18.9	$20.8
(a) Includes insignificant amounts related to discontinued operations.

Great Plains Energy’s and consolidated KCP&L’s contractual commitments at December 31, 2007, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy Contractual Commitments
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Lease commitments	$18.8	$15.3	$9.1	$8.2	$8.0	$75.1	$134.5
Purchase commitments
Fuel (a)	120.0	68.1	65.4	12.2	15.3	187.3	468.3
Purchased capacity	9.0	8.6	6.3	4.7	4.7	10.8	44.1
Purchased power	738.9	382.9	261.4	146.8	34.5	-	1,564.5
Comprehensive energy plan	705.4	286.7	53.1	-	-	-	1,045.2
Other	101.3	19.5	27.8	10.2	11.3	22.4	192.5
Total contractual commitments	$1,693.4	$781.1	$423.1	$182.1	$73.8	$295.6	$3,449.1
(a)						Fuel commitments consists of commitments for nuclear fuel, coal, coal transportation costs and natural gas.

Consolidated KCP&L Contractual Commitments
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Lease commitments	$17.4	$14.1	$8.7	$7.8	$7.7	$74.7	$130.4
Purchase commitments
Fuel (a)	120.0	68.1	65.4	12.2	15.3	187.3	468.3
Purchased capacity	9.0	8.6	6.3	4.7	4.7	10.8	44.1
Comprehensive energy plan	705.4	286.7	53.1	-	-	-	1,045.2
Other	101.3	19.5	27.8	10.2	11.3	22.4	192.5
Total contractual commitments	$953.1	$397.0	$161.3	$34.9	$39.0	$295.2	$1,880.5
(a)						Fuel commitments consists of commitments for nuclear fuel, coal, coal transportation costs and natural gas.

Lease commitments end in 2028 and include capital and operating lease obligations; capital lease obligations are $0.2 million per year for the years 2008 through 2012 and total $3.7 million after 2012.  Lease obligations also include railcars to serve jointly-owned generating units where KCP&L is the managing partner.  KCP&L will be reimbursed by the other owners for approximately $2.0 million per year ($19.3 million total) of the amounts included in the tables above.

KCP&L purchases capacity from other utilities and nonutility suppliers.  Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable.  KCP&L has capacity sales agreements not included above that total $11.2 million per year for 2008 through 2011, $6.9 million in 2012 and $1.6 million in 2013.

Purchased power represents Strategic Energy’s agreements to purchase electricity at various fixed prices to meet estimated supply requirements.  Strategic Energy has energy sales contracts for 2008 not included above totaling $16.8 million.

Comprehensive Energy Plan represents KCP&L’s contractual commitment for projects included in its Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.  Other represents individual commitments entered into in the ordinary course of business.

14.	GUARANTEES

In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees and indemnification of letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  The majority of these agreements guarantee the Company’s own future performance, so a liability for the fair value of the obligation is not recorded.  Great Plains Energy has provided $279.0 million of credit support for certain Strategic Energy power purchases and regulatory requirements.  At December 31, 2007, credit support related to Strategic Energy is as follows:

•	Great Plains Energy direct guarantees to counterparties totaling $167.4 million, which expire in 2008,

•	Great Plains Energy indemnifications to surety bond issuers totaling $0.5 million, which expire in 2008,

•	Great Plains Energy guarantee of Strategic Energy’s revolving credit facility totaling $12.5 million, which expires in 2010 and

•	Great Plains Energy letters of credit totaling $98.6 million, which expire in 2008.

At December 31, 2007, KCP&L had guaranteed, with a maximum potential of $2.9 million, energy savings under an agreement with a customer that expires over the next three years.  A subcontractor would indemnify KCP&L for any payments made by KCP&L under this guarantee.  This guarantee was entered into before December 31, 2002; therefore, a liability was not recorded in accordance with FIN No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others.”

15.	LEGAL PROCEEDINGS

Kansas City Power & Light Company v. Union Pacific Railroad Company
In October 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the PRB in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates.

In February 2006, the STB instituted a rulemaking to address issues regarding the cost test used in rail rate cases and the proper calculation of rail rate relief.  As part of that order, the STB delayed hearing KCP&L’s case pending the outcome of the rulemaking, and declared that the results of the rulemaking would apply to KCP&L’s test.  In October 2006, the STB issued its decision, adopting the proposals set out in its rulemaking.  On March 29, 2007, the STB issued an order stating that the rate complaint filed by KCP&L could proceed.  A final decision on the rate complaint is anticipated by the end of the second quarter of 2008.  Until the STB case is decided, KCP&L is paying the higher tariff rates, subject to refund.

Hawthorn No. 5 Subrogation Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to, and is pending in, the U.S. District Court for the Western District of Missouri.  Travelers seeks recovery of $10 million that KCP&L recovered through subrogation litigation.

Emergis Technologies, Inc.
In March 2006, Emergis Technologies, Inc. f/k/a BCE Emergis Technologies, Inc. (Emergis) filed suit against KCP&L in U.S. District Court for the Western District of Missouri, alleging infringement of a patent, entitled “Electronic Invoicing and Payment System” and seeking unspecified monetary damages and injunctive relief.  This patent relates to automated electronic bill presentment and payment systems, particularly those involving Internet billing and collection.  In March 2006, KCP&L filed a response and denied infringing the patent.  KCP&L counterclaimed for a declaration that the patent is invalid and not infringed.  The parties filed a joint stipulation of dismissal and the court ordered the case dismissed in February 2008.

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty-five other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in twelve of the cases, most of which are on appeal now.  The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

Class Action Complaint
Tech Met, Inc., et al. v. Strategic Energy
On November 21, 2005, a class action complaint for breach of contract was filed against Strategic Energy in the Court of Common Pleas of Allegheny County, Pennsylvania.  The five named plaintiffs purportedly represent the interests of customers in Pennsylvania who entered into Power Supply Coordination Service Agreements (Agreements) for electricity service.  The complaint seeks monetary damages, attorney fees and costs and a declaration that the customers may terminate their Agreements with Strategic Energy.  In response to Strategic Energy’s preliminary objections, the plaintiffs filed an amended complaint.  After additional objections from Strategic Energy, the plaintiffs agreed to file a second amended complaint.  Management is awaiting the second amended complaint.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the Circuit Court of St. Louis County, Missouri.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District, which affirmed the judgment.  Weinstein filed a motion for transfer of this case to the Missouri Supreme Court, which was granted.  The Missouri Supreme Court reversed the decision of the trial court which granted summary judgment in favor of KLT Telecom and remanded the case to the trial court for further handling on May 29, 2007.  On July 26, 2007, Weinstein filed a Renewed Motion for Summary Judgment in the Circuit Court.  A hearing on the motion is scheduled to occur on March 10, 2008.  The case is set for trial on May 15, 2008.  A $15 million reserve was recorded in 2001 for this matter.

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

In 2006, KCP&L incurred an ARO for decommissioning and site remediation of its Spearville Wind Energy Facility, a 100.5 MW wind project in western Kansas.  KCP&L is obligated to remove the wind turbine towers and perform site remediation within 12 months after the end of the associated 30-year land lease agreements.  The ARO was derived from a third party estimate of decommissioning and remediation costs.  To estimate the ARO, KCP&L used a credit-adjusted risk free discount rate of 6.68%.  This rate was based on the rate at which KCP&L could issue 30-year bonds.  KCP&L recorded a $3.1 million ARO for the decommissioning and site remediation and increased property and equipment by $3.1 million.

In 2006, WCNOC submitted an application for a new operating license for Wolf Creek with the NRC, which would extend Wolf Creek’s operating period to 2045.  Management determined the fair value of KCP&L’s ARO for nuclear decommissioning should reflect the change in timing in the undiscounted estimated cash flows to decommission Wolf Creek as a result of the extended operating period.  Management calculated an ARO revision based on KCP&L’s most recent cost estimates to decommission Wolf Creek.  To estimate the ARO layer attributable to the change in timing, KCP&L used a credit-adjusted risk free discount rate of 6.26%.  The rate was based on the rate at which KCP&L could issue 40-year bonds.  KCP&L recorded a $65.0 million decrease in the ARO to decommission Wolf Creek with a $25.8 million net decrease in property and equipment.  The regulatory asset for ARO decreased $8.2 million and a $31.0 million regulatory liability was established to recognize funding of the related decommissioning trust in excess of the ARO due to the extended operating period.

KCP&L also has AROs related to asbestos in certain fossil fuel plants and for an ash pond and landfill.

KCP&L is a regulated utility subject to the provisions of SFAS No. 71 and management believes it is probable that any differences between expenses under FIN No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143” or SFAS No. 143, “Accounting for Asset Retirement Obligations” and expense recovered currently in rates will be recoverable in future rates.  The following table summarizes the change in Great Plains Energy’s and consolidated KCP&L’s AROs.

December 31	2007	2006
	(millions)
Beginning balance	$91.8	$145.9
Additions	-	3.1
Extension of Wolf Creek life	-	(65.0)
Settlements	(1.1)	-
Accretion	3.8	7.8
Ending balance	$94.5	$91.8

17.	SEGMENTS AND RELATED INFORMATION

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

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.

		Strategic		Great Plains
2007	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,292.7	$1,974.4	$-	$3,267.1
Depreciation and amortization	(175.6)	(8.2)	-	(183.8)
Interest charges	(67.2)	(2.9)	(23.7)	(93.8)
Income taxes	(59.3)	(25.8)	13.6	(71.5)
Loss from equity investments	-	-	(2.0)	(2.0)
Net income (loss)	156.8	38.4	(36.0)	159.2

		Strategic		Great Plains
2006	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,140.4	$1,534.9	$-	$2,675.3
Depreciation and amortization	(152.7)	(7.8)	-	(160.5)
Interest charges	(60.9)	(2.1)	(8.2)	(71.2)
Income taxes	(71.6)	12.7	11.0	(47.9)
Loss from equity investments	-	-	(1.9)	(1.9)
Net income (loss)	149.6	(9.9)	(12.1)	127.6

		Strategic		Great Plains
2005	KCP&L	Energy	Other	Energy
	(millions)
Operating revenues	$1,130.8	$1,474.0	$0.1	$2,604.9
Depreciation and amortization	(146.5)	(6.4)	(0.2)	(153.1)
Interest charges	(61.8)	(3.4)	(8.6)	(73.8)
Income taxes	(49.1)	(16.6)	26.2	(39.5)
Loss from equity investments	-	-	(0.4)	(0.4)
Discontinued operations	-	-	(1.9)	(1.9)
Net income (loss)	145.2	28.2	(11.1)	162.3

		Strategic		Great Plains
	KCP&L	Energy	Other	Energy
2007	(millions)
Assets	$4,290.7	$493.0	$43.0	$4,826.7
Capital expenditures	511.5	3.7	0.7	515.9
2006
Assets	$3,858.0	$459.6	$18.1	$4,335.7
Capital expenditures	476.0	3.9	0.2	480.1
2005
Assets	$3,336.3	$441.8	$63.7	$3,841.8
Capital expenditures	332.2	6.6	(4.7)	334.1

Consolidated KCP&L
The following tables reflect summarized financial information concerning consolidated KCP&L’s reportable segment, KCP&L.  Other includes HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

			Consolidated
2007	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,292.7	$-	$1,292.7
Depreciation and amortization	(175.6)	-	(175.6)
Interest charges	(67.2)	-	(67.2)
Income taxes	(59.3)	-	(59.3)
Net income (loss)	156.8	(0.1)	156.7

			Consolidated
2006	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,140.4	$-	$1,140.4
Depreciation and amortization	(152.7)	-	(152.7)
Interest charges	(60.9)	(0.1)	(61.0)
Income taxes	(71.6)	1.3	(70.3)
Net income (loss)	149.6	(0.3)	149.3

			Consolidated
2005	KCP&L	Other	KCP&L
	(millions)
Operating revenues	$1,130.8	$0.1	$1,130.9
Depreciation and amortization	(146.5)	(0.1)	(146.6)
Interest charges	(61.8)	-	(61.8)
Income taxes	(49.1)	1.1	(48.0)
Net income (loss)	145.2	(1.5)	143.7

			Consolidated
	KCP&L	Other	KCP&L
2007	(millions)
Assets	$4,290.7	$1.3	$4,292.0
Capital expenditures	511.5	-	511.5
2006
Assets	$3,858.0	$1.5	$3,859.5
Capital expenditures	476.0	-	476.0
2005
Assets	$3,336.3	$3.9	$3,340.2
Capital expenditures	332.2	-	332.2

18.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

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

Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2007, Great Plains Energy was in compliance with this covenant.  At December 31, 2007, Great Plains Energy had $42.0 million of outstanding borrowings with a weighted average interest rate of 5.44% and had issued letters of credit totaling $98.6 million under the credit facility as credit support for Strategic Energy.  At December 31, 2006, Great Plains Energy had no cash borrowings and had issued letters of credit totaling $103.7 million under the credit facility as credit support for Strategic Energy.

KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At December 31, 2007, KCP&L was in compliance with this covenant.  At December 31, 2007, KCP&L had $365.8 million of commercial paper outstanding, at a weighted-average interest rate of 5.92%, $11.9 million of letters of credit and no outstanding cash borrowings under the facility.  At December 31, 2006, KCP&L had $156.4 million of commercial paper outstanding, at a weighted-average interest rate of 5.38%, $8.7 million of letters of credit and no cash borrowings under the facility.

During 2007, Strategic Energy entered into a new revolving credit facility with a group of banks, expiring in October 2010.  The new facility replaced a $135 million revolving credit facility with a group of banks.  The new facility provides for loans and letters of credit not exceeding an aggregate of the lesser of $50 million or the borrowing base, which is generally 85% of Strategic Energy’s retail accounts receivables plus the amount of a Great Plains Energy guarantee less usage under Strategic Energy’s receivable facility.  Great Plains Energy issued an initial guarantee in the amount of $12.5 million and may increase the guarantee up to a maximum of $27.5 million to increase the borrowing base or to cure a default of the minimum fixed charge coverage ratio, provided that Great Plains Energy maintains investment grade ratings on its senior unsecured debt.  Under the terms of the new agreement, Strategic Energy is required to maintain, as of the end of each quarter, a minimum fixed charge coverage ratio of at least 1.05 to 1.0 and a minimum EBITDA, as defined in the agreement, for the four quarters then ended of $15 million through March 31, 2008, and thereafter increasing to $17.5 million (through September 30, 2008), $20 million (through March 31, 2009) and $22.5 million through maturity.  At December 31, 2007, Strategic Energy was in compliance with this covenant.  At December 31, 2007, there were no cash borrowings or letters of credit issued under this facility.  At December 31, 2006, $59.8 million in letters of credit had been issued and there were no cash borrowings under the $135 million agreement.

At the same time in 2007, Strategic Energy entered into an agreement to sell its retail accounts receivable to its wholly owned subsidiary, Strategic Receivables, which in turn sells undivided percentage ownership interests in the accounts receivable to Market Street and Fifth Third Bank (collectively, the Purchasers) ratably based on each purchaser’s commitments.  In addition to its ability to sell accounts receivable to the purchasers for cash, Strategic Receivables may request the issue of letters of credit on behalf of Strategic Energy.  Market Street’s and Fifth Third Bank’s obligation to purchase accounts receivable is limited to $112.5 million and $62.5 million, respectively, less the proportionate aggregate amount of letters of credit issued pursuant to the agreement.  Under the terms of the agreement, Strategic Receivables is required to maintain a tangible net worth of no less than $10 million at any time.  At December 31, 2007, Strategic Receivables was in compliance with this covenant.  At December 31, 2007, $82.9 million of letters of credit had been issued.

19.	LONG-TERM DEBT AND EIRR BONDS CLASSIFIED AS CURRENT LIABILITIES

Great Plains Energy and consolidated KCP&L’s long-term debt is detailed in the following table.

		December 31
	Year Due	2007	2006
Consolidated KCP&L		(millions)
General Mortgage Bonds
7.95% Medium-Term Notes		$-	$0.5
4.59%* EIRR bonds	2012-2035	158.8	158.8
Senior Notes
6.00%		-	225.0
6.50%	2011	150.0	150.0
5.85%	2017	250.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.9)	(1.6)
EIRR bonds
4.75% Series 1998A & B		-	105.2
4.75% Series 1998D		-	39.5
4.65% Series 2005	2035	50.0	50.0
4.75% Series 2007A	2035	73.3	-
4.25% Series 2007B	2035	73.2	-
Current liabilities
Current maturities		-	(225.5)
EIRR bonds classified as current		-	(144.7)
Total consolidated KCP&L excluding current maturities		1,003.4	607.2

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	-
Unamortized discount		(0.5)	-
7.74% Affordable Housing Notes	2008	0.3	0.9
4.25% FELINE PRIDES Senior Notes		-	163.6
Current maturities		(0.3)	(164.2)
Total consolidated Great Plains Energy excluding current maturities		$1,102.9	$607.5
* Weighted-average interest rates at December 31, 2007.

Amortization of Debt Expense
Great Plains Energy’s and consolidated KCP&L’s amortization of debt expense is detailed in the following table.

	2007	2006	2005
	(millions)
Consolidated KCP&L	$1.6	$1.9	$2.3
Other Great Plains Energy	1.0	0.7	0.7
Total Great Plains Energy	$2.6	$2.6	$3.0

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented.  The Indenture creates a mortgage lien on substantially all utility plant.  Mortgage bonds secure $158.8 million and $159.3 million, respectively, of medium-term notes and Environmental Improvement Revenue Refunding (EIRR) bonds at December 31, 2007 and 2006.

KCP&L Unsecured Notes
KCP&L had $650.0 million and $625.0 million, respectively, of outstanding unsecured senior notes at December 31, 2007 and 2006.  As a result of amortizing the gain recognized in other comprehensive income (OCI) on KCP&L’s 2005 Treasury Locks (T-Locks), the effective interest rate on KCP&L’s $250.0 million of 6.05% Senior Notes is 5.78%.  During 2007, KCP&L issued $250.0 million of 5.85% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the gain recognized in OCI on KCP&L’s 2006 Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s 5.85% Senior Notes is 5.72%.

KCP&L had $196.5 million of unsecured EIRR bonds outstanding at December 31, 2007 and 2006, excluding the fair value of interest rate swaps of a $1.8 million liability in 2006.  The interest rate swaps resulted in an effective rate of 5.85% for the Series 1998A, B and D EIRR bonds in 2006.

KCP&L classified its 4.75% Series 1998A, B and D EIRR bonds with maturity dates of 2015 and 2017 as current liabilities at December 31, 2006, in accordance with Emerging Issues Task Force (EITF) D-61 “Classification by the Issuer of Redeemable Instruments That Are Subject to Remarketing Agreements.”  The cash proceeds of $146.5 million from KCP&L’s unsecured EIRR Bonds Series 2007A and 2007B issued during 2007 were used to repay the 4.75% Series 1998A, B and D EIRR bonds.

Municipal Bond Insurance Policies
KCP&L’s EIRR Bonds Series 2007A and 2007B totaling $146.5 million are covered by a municipal bond insurance policy issued by Financial Guaranty Insurance Company (FGIC).  The insurance agreement between KCP&L and FGIC provides for reimbursement by KCP&L for any amounts that FGIC pays under the municipal bond insurance policy.  The insurance policy is in effect for the term of the bonds.  The policy also restricts the amount of secured debt KCP&L may issue.  In the event KCP&L issues debt secured by liens not permitted by the agreement, KCP&L is required to issue and deliver to FGIC first mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A and 2007B then outstanding.

KCP&L’s secured 1992 Series EIRR bonds totaling $31.0 million, secured Series 1993A and 1993B EIRR bonds totaling $79.5 million, and secured and unsecured EIRR Bonds Series 2005 totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and XL Capital Assurance, Inc (XLCA). The insurance agreements between KCP&L and XLCA provide for reimbursement by KCP&L for any amounts that XLCA pays under the municipal bond insurance policies.  The insurance policies are in effect for the term of the bonds.  The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00.  At December 31, 2007, KCP&L was in compliance with this covenant.  KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor’s or Moody’s Investors Service would be at or below A- or A3, respectively.  The insurance agreement covering the unsecured EIRR Bond Series 2005 also requires KCP&L to provide XLCA with $50.0 million of general mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement in the event KCP&L issues general mortgage bonds (other than refundings of outstanding general mortgage bonds) resulting in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization.  In the event of a default under the insurance agreements, XLCA may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.

The interest rates on $257.0 million of these EIRR bonds are periodically reset through auction processes.  Both FGIC and XLCA, and the supported KCP&L auction rate bonds, were downgraded by at least two rating agencies in January and February 2008.  Concerns related to municipal bond insurers' credit have adversely affected the ordinary course of operation of auctions for these types of bonds.  The interest rates set in recent auctions of KCP&L's auction rate bonds have been adversely affected by these concerns, and the adverse effects are expected to continue until the bonds are changed to another interest rate mode.

Other Great Plains Energy Long-Term Debt
During 2007, Great Plains Energy issued $100.0 million of 6.875% unsecured Senior Notes, maturing in 2017.  As a result of amortizing the loss recognized in OCI on Great Plains Energy’s 2007 T-Locks, the effective interest rate on Great Plains Energy’s 6.875% Senior Notes is 7.33%.

KLT Investments' affordable housing notes are collateralized by the affordable housing investments.  Most of the notes also require the greater of 15% of the outstanding note balances or the next annual installment to be held as cash, cash equivalents or marketable securities.  At December 31, 2007 and 2006, the collateral was held entirely as cash and totaled $0.3 million and $0.6 million, respectively.

Great Plains Energy’s $163.6 million of FELINE PRIDES each with a stated amount of $25, initially consisted of an interest in a senior note due February 16, 2009, and a contract requiring the holder to purchase the Company’s common stock on February 16, 2007.  Great Plains Energy made quarterly contract adjustment payments at the rate of 3.75% per year and interest payments at the rate of 4.25% per year both payable in February, May, August and November of each year.  Each purchase contract obligated the holder of the purchase contract to purchase, and Great Plains Energy to sell, on February 16, 2007, for $25 in cash, newly issued shares of the Company’s common stock equal to the settlement rate.  The settlement rate was determined according to the applicable market value of the Company’s common stock at the settlement date.  The applicable market value of $31.58 was measured by the average of the closing price per share of the Company’s common stock on each of the 20 consecutive trading days ending on the third trading day immediately preceding February 16, 2007.  The settlement rate of 0.7915 was applied to the 6.5 million FELINE PRIDES at February 16, 2007, and Great Plains Energy issued 5.2 million shares of common stock.  The $163.6 million FELINE PRIDES senior notes originally matured in 2009, but were to be remarketed between August 16, 2006 and February 16, 2007.  In February 2007, Great Plains Energy exercised its rights to redeem the $163.6 million FELINE PRIDES senior notes in full satisfaction of each holder’s obligation to purchase the Company’s common stock under the purchase contracts.

Scheduled Maturities
Great Plains Energy's and consolidated KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2008	2009	2010	2011	2012
			(millions)
Consolidated KCP&L	$-	$-	$-	$150.0	$12.4
Other Great Plains Energy	0.3	-	-	-	-
Total Great Plains Energy	$0.3	$-	$-	$150.0	$12.4

20.	COMMON SHAREHOLDERS’ EQUITY

Great Plains Energy filed a shelf registration statement with the Securities and Exchange Commission (SEC) in 2006 relating to Senior Debt Securities, Subordinated Debt Securities, shares of Common Stock, Warrants, Stock Purchase Contracts and Stock Purchase Units.  In 2006, Great Plains Energy issued 5.2 million shares of common stock at $27.50 per share under the shelf registration statement with $144.3 million in gross proceeds and issuance costs of $5.2 million.

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

Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company’s Long-Term Incentive Plan.

Great Plains Energy has 4.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan.  The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments.  Great Plains Energy can issue new shares or purchase shares on the open market for the Plan.  At December 31, 2007, 0.7 million shares remained available for future issuances.

In 2007, Great Plains Energy registered an additional 2.0 million shares of common stock with the SEC for a defined contribution savings plan, bringing the total number of shares registered under this plan to 12.3 million.  Shares issued under the plans may be either newly issued shares or shares purchased in the open market.  At December 31, 2007, 3.2 million shares remained available for future issuances.

Great Plains Energy’s Articles of Incorporation contain a restriction related to the payment of dividends in the event common equity falls to 25% of total capitalization.  If preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of Directors necessary to constitute a majority of the full Board of Directors.  Under the Federal Power Act, KCP&L can only pay dividends out of retained or current earnings.  Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L have committed to maintain consolidated common equity of not less than 30% and 35%, respectively.

Great Plains Energy made a capital contribution to KCP&L of $94.0 million in 2007.  This contribution was used by KCP&L to repay a portion of its outstanding commercial paper.  Great Plains Energy made capital contributions to KCP&L of $134.6 million in 2006.  These contributions were made to fund Comprehensive Energy Plan projects.  At December 31, 2007, KCP&L’s capital contributions from Great Plains Energy totaled $628.6 million and are reflected in common stock in the consolidated KCP&L balance sheet.

21.	PREFERRED STOCK

At December 31, 2007, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy’s Articles of Incorporation.  All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding.  Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7%

of par value.  If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices.  If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.

22.	DERIVATIVE INSTRUMENTS

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

Forward Starting Swaps
In July 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The long-term debt issuance is contingent on the consummation of the acquisition of Aquila.  The FSS was designed to effectively remove most of the interest rate and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The transaction is an economic hedge (non-hedging derivative) that does not qualify for cash flow hedge accounting.  The change in the fair value of this derivative instrument increased interest expense by $16.4 million in 2007.

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

An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At December 31, 2007, KCP&L had $3.1 million recorded in OCI for the FSS.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  The T-Locks will settle simultaneously with the issuance of future long-term fixed rate debt issued by KCP&L.  The T-Locks remove the uncertainty with respect to the U.S. Treasury rate component of the debt to be issued, thereby enabling KCP&L to predict with greater assurance its future interest costs on that debt.  The T-Locks are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  KCP&L’s interest expense for 2007 includes a loss of $1.4 million due to ineffectiveness of the cash flows.  The pre-tax gain or loss on the T-Locks recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

In 2007, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on the U.S. Treasury rate component of the $100.0 million 10-year long-term debt that Great Plains Energy issued in the third quarter of 2007.  The T-Lock settled simultaneously with the issuance of the long-term fixed rate debt.  The T-Lock was accounted for as a cash flow hedge and no ineffectiveness was recorded on the T-Lock.  A pre-tax loss of $4.5 million on the T-Lock was recorded to OCI and is being reclassified to interest expense over the life of the issued 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At December 31, 2007, Great Plains Energy had $4.4 million recorded in OCI for this T-Lock.  Great Plains Energy had originally hedged this debt in 2006 using a T-Lock.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated.  The $0.2 million gain recorded in OCI at December 31, 2006, and the first quarter fair value loss of $0.1 million was reclassified to interest expense as cash flow ineffectiveness.

Commodity Risk Management
KCP&L
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At December 31, 2007, KCP&L had hedged 35% and 4% of its 2008 and 2009, respectively, projected natural gas usage for retail load and firm MWh sales, primarily by utilizing fixed forward physical contracts.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.  KCP&L did not record any gains or losses due to ineffectiveness during 2007, 2006 and 2005.

Strategic Energy
Strategic Energy maintains a commodity-price risk management strategy that uses forward physical energy purchases and other derivative instruments to reduce the effects of fluctuations in purchased power expense caused by commodity-price volatility.  Derivative instruments are used to limit the unfavorable effect that price increases will have on electricity purchases, effectively fixing the future purchase price of electricity for the applicable forecasted usage and protecting Strategic Energy from significant price volatility.  The maximum term over which Strategic Energy hedged its exposure and variability of future cash flows was 5.0 years and 5.5 years at December 31, 2007 and 2006, respectively.

Certain forward fixed price purchases and swap agreements are designated as cash flow hedges.  The fair values of these instruments are recorded as assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in purchased power.  When the forecasted purchase is completed, the amounts in OCI are reclassified to purchased power.  Purchased power expense for 2007, 2006 and 2005 included a gain of $3.1 million, a loss of $1.9 million, and a gain of $1.7 million, respectively, due to the change in ineffectiveness of the cash flow hedges.  In addition, Strategic Energy recorded a gain of $16.7 million, a loss of $24.8 million and a gain of $1.6 million for 2007, 2006 and 2005, respectively, for the change in the components of cash flow hedges that were excluded from the measurement of cash flow ineffectiveness.

As part of its commodity-price risk management strategy, Strategic Energy also enters into economic hedges (non-hedging derivatives) that do not qualify for cash flow hedge accounting.  The changes in the fair value of these derivative instruments recorded as a component of purchased power expense for 2007, 2006 and 2005 included a gain of $33.0 million, a loss of $30.0 million and a loss of $0.8 million, respectively.

The fair value of non-hedging derivatives at December 31, 2007, also includes certain forward contracts at Strategic Energy that were amended during 2005.  Prior to being amended, the contracts were accounted for under the NPNS election in accordance with SFAS No. 133.  As a result of being amended, the contracts no longer qualify for NPNS exceptions or cash flow hedge accounting and are now accounted for as non-hedging derivatives with the fair value at amendment being recorded as a deferred liability that will be reclassified to net income as the contracts settle.  In 2007, 2006 and 2005, Strategic Energy amortized $0.7 million, $5.1 million and an insignificant amount, respectively, of the deferred liability to purchased power expense related to the delivery of power under the contracts.  Strategic Energy will amortize the remaining deferred liability over the remaining original contract lengths, which end in the first quarter of 2008.  After the amendment, Strategic Energy is recording the change in fair value of these contracts to purchased power expense.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	December 31
	2007		2006
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$267.7	$(9.5)	$477.5	$(38.9)
Non-hedging derivatives	80.8	(2.9)	37.1	(6.8)
Forward contracts
Cash flow hedges	954.6	24.1	871.5	(69.7)
Non-hedging derivatives	300.3	3.5	250.7	(24.8)
Anticipated debt issuance
Forward starting swap	-	-	225.0	(0.4)
Treasury lock	350.0	(28.0)	77.6	0.2
Non-hedging derivatives	250.0	(16.4)	-	-
Interest rate swaps
Fair value hedges	-	-	146.5	(1.8)
Consolidated KCP&L
Swap contracts
Cash flow hedges	5.5	0.7	-	-
Forward contracts
Cash flow hedges	1.4	-	6.1	(0.5)
Anticipated debt issuance
Treasury lock	350.0	(28.0)	-	-
Forward starting swap	-	-	225.0	(0.4)
Interest rate swaps
Fair value hedges	-	-	146.5	(1.8)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		Consolidated KCP&L
	December 31		December 31
	2007	2006	2007	2006
	(millions)
Current assets	$14.1	$12.7	$14.6	$12.0
Deferred charges	31.5	1.7	-	-
Current liabilities	(48.1)	(56.3)	(26.6)	(1.3)
Deferred income taxes	0.4	32.1	4.5	(4.0)
Deferred credits	0.2	(35.3)	-	-
Total	$(1.9)	$(45.1)	$(7.5)	$6.7

Great Plains Energy’s accumulated OCI in the table above at December 31, 2007, includes $17.1 million that is expected to be reclassified to expenses over the next twelve months.  Consolidated KCP&L’s accumulated OCI includes $1.0 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	2007	2006	2005
Great Plains Energy	(millions)
Fuel expense	$-	$-	$(0.5)
Purchased power expense	83.7	54.6	(35.6)
Interest expense	(0.4)	(0.4)	-
Income taxes	(34.1)	(22.4)	15.1
OCI	$49.2	$31.8	$(21.0)
Consolidated KCP&L
Fuel expense	$-	$-	$(0.5)
Interest expense	(0.6)	(0.4)	-
Income taxes	0.2	0.2	0.2
OCI	$(0.4)	$(0.2)	$(0.3)

23.	JOINTLY OWNED ELECTRIC UTILITY PLANTS

KCP&L’s share of jointly owned electric utility plants at December 31, 2007, is detailed in the following table.

	Wolf Creek	LaCygne	Iatan No. 1	Iatan No. 2
	Unit	Units	Unit	Unit
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%

Utility plant in service	$1,381.9	$389.9	$275.4	$-
Accumulated depreciation	747.7	262.8	199.8	-
Nuclear fuel, net	60.6	-	-	-
Construction work in progress	27.1	5.1	120.9	294.9
KCP&L's 2008 accredited capacity-MWs	545	709	456 (a)	NA
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

24.	NEW ACCOUNTING STANDARDS

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  The statement does not require any new fair value measurements but provides guidance on how to measure fair value when required.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  The provisions of this statement are effective for Great Plains Energy and consolidated KCP&L January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2 delaying the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  This includes items such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods, etc.  For these items, the provisions of this statement are effective for Great Plains Energy and consolidated KCP&L beginning January 1, 2009, and interim periods within that fiscal year.  The impact to the financial statements of Great Plains Energy and consolidated KCP&L upon adoption of SFAS No. 157 in 2008 is expected to be insignificant.  Management is currently evaluating the impact of adoption to those nonfinancial assets and liabilities delayed by FSP FAS No. 57-2 and has not yet determined the impact on Great Plains Energy's and consolidated KCP&L's financial statements.  In January 2008, the FASB proposed FSP FAS No. 157-c, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP and will continue to monitor for a final FSP expected in the first quarter of 2008.

SFAS No. 160
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interests (referred to as minority interest in current practice) in a subsidiary and for the deconsolidation of a subsidiary.  This statement requires, among other things, noncontrolling interests to be classified as a separate component of equity and no longer limits accumulated losses to the original carrying amount of noncontrolling interest.  The provisions of this statement are effective for Great Plains Energy and consolidated KCP&L beginning January 1, 2009.  Management has evaluated the impact of SFAS No. 160 and has determined there will be no impact on Great Plains Energy and consolidated KCP&L consolidated financial statements.

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement significantly changes how business combinations are accounted for in current practice.  Changes to current practice include, among other things, requiring all assets acquired and liabilities assumed in a business combination to be measured at fair value in accordance with SFAS No. 157 as of the acquisition date, an acquirer to expense transaction costs and equity securities issued as consideration in a business combination be recorded at fair value as of the acquisition date.  The provisions of this statement are effective for Great Plains Energy and consolidated KCP&L prospectively for business combinations occurring on or after January 1, 2009, except it requires the prospective application of the provisions related to income taxes to business combinations occurring in 2008.  As the anticipated Aquila acquisition is expected to close in 2008, management is currently evaluating the impact of the income tax provisions of SFAS No. 141(R) and has not yet determined the impact on the Aquila acquisition.

FSP FIN 39-1
In April 2007, the FASB issued FSP FIN 39-1 “Amendment of FASB Interpretation No. 39.”  This FSP amends FIN 39, “Offsetting of Amounts Related to Certain Contracts – an interpretation of APB Opinion No. 10 and FASB Statement No. 105,” to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with FIN 39.  The provisions of this position are effective for Great Plains Energy and consolidated KCP&L beginning January 1, 2008, and are to be applied retrospectively, allowing a change in accounting policy upon adoption to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements.  Great Plains Energy and consolidated KCP&L currently offset fair value amounts recognized for derivatives instruments under master netting arrangements, which will include rights and obligations to cash collateral, if any, upon adoption.

25.	QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2007	(millions, except per share amounts)
Operating revenue	$664.3	$804.6	$992.0	$806.2
Operating income	54.4	54.3	113.0	98.1
Net income	23.4	25.6	62.1	48.1
Basic and diluted earnings per common share	0.28	0.29	0.72	0.56
2006
Operating revenue	$559.2	$642.1	$818.5	$655.5
Operating income	7.6	73.3	93.6	60.9
Net income (loss)	(1.1)	38.4	55.9	34.4
Basic and diluted earnings (loss) per common share	(0.02)	0.49	0.69	0.42

	Quarter
Consolidated KCP&L	1st	2nd	3rd	4th
2007	(millions)
Operating revenue	$255.7	$319.1	$416.0	$301.9
Operating income	13.1	70.1	127.0	68.7
Net income	2.0	36.5	76.6	41.6
2006
Operating revenue	$240.4	$290.9	$359.3	$249.8
Operating income	31.7	69.2	118.4	51.7
Net income	13.0	36.6	69.5	30.2

Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006. As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 on January 1, 2007.

We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006. As discussed in Note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, on January 1, 2007.

We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2008

ITEM 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of the Company’s management, including the chief executive officer, chief financial officer, and the Company’s disclosure committee.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Great Plains Energy
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy’s chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy’s internal control over financial reporting as of December 31, 2007.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Management has concluded that, as of December 31, 2007, Great Plains Energy’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on Great Plain’s Energy’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri

We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2008

ITEM 9A (T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.

Based upon these evaluations, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L are functioning effectively to provide reasonable assurance that: (i) the information required to be disclosed by KCP&L in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) the information required to be disclosed by KCP&L in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to their respective management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

KCP&L
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) for KCP&L.  Under the supervision and with the participation of KCP&L’s chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L’s internal control over financial reporting as of December 31, 2007.  Management used for this evaluation the framework in Internal Control – Integrated Framework issued by the COSO of the Treadway Commission.  Management has concluded that, as of December 31, 2007, KCP&L’s internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its report on KCP&L’s internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Kansas City Power & Light Company
Kansas City, Missouri

We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the PCAOB, the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2007, of the Company, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of new accounting standards.

/s/DELOITTE & TOUCHE LLP

Kansas City, Missouri
February 28, 2008

ITEM 9B.  OTHER INFORMATION

The following information was required to be disclosed by Great Plains Energy under Item 5.02(e) of Form 8-K but was not reported.

In January 2008, the Compensation and Development Committee of the Great Plains Energy Board clarified the treatment of outstanding grants of restricted stock and performance shares held by employees of Strategic Energy under Great Plains Energy’s Long-Term Incentive Plan dated as of May 7, 2002 (Plan) in order to provide that such awards would vest, and thus would become payable, in the event that Great Plains Energy were to cease to own, directly or indirectly, more than 80% of the outstanding equity interest in Strategic Energy.  Shahid Malik, who is Executive Vice President of Great Plains Energy and the President and Chief Executive Officer of Strategic Energy, is a “named executive officer” of Great Plains Energy (as defined in applicable SEC regulations) and a participant in the Plan.

Pursuant to the guidance provided by the SEC Division of Corporation Finance in the Current Report on Form 8-K Frequently Asked Questions dated November 23, 2004, the following information is provided pursuant to the requirements of Item 1.01 of Form 8-K.

On February 27, 2008, Great Plains Energy, KCP&L, the Staff of the KCC (Staff), the Citizens’ Utility Ratepayers Board (CURB), Aquila, Inc. d/b/a Aquila Networks (Aquila), Black Hills Corporation and Black Hills/Kansas Gas Utility Company, LLC, filed a joint motion and settlement agreement (Agreement) in the pending KCC proceedings regarding the proposed Great Plains Energy – Aquila transaction.  The Agreement provides, among other things, for the exclusion from Kansas rate recovery of all transaction costs (currently estimated to total approximately $82 million), exclusion of acquisition premium and recovery of $10 million of transition costs (currently estimated to be approximately $59 million) over five years beginning with rates expected to be effective in 2010.  The Agreement establishes certain quality of service performance metrics with a maximum annual penalty exposure of $5.7 million.  The Agreement further provides that KCP&L’s rate case expected to be filed in 2008 will not include any of the costs or benefits associated with the transaction, and the allocation factors used in such case will not reflect the proposed transaction.  The parties also agreed to not contest the rights of Staff and CURB to request KCC to amend its order to reflect any conditions contained in an order in the Missouri proceedings that are detrimental to Kansas or more favorable to KCP&L.

The Agreement is subject to KCC approval, and the Agreement is void if not approved in its entirety.  It is possible that the KCC may approve the Agreement with changes, or may not approve the Agreement.  A hearing on the Agreement is anticipated to occur on March 7, 2008.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2008 Proxy Statement, which will be filed with the SEC no later than April 29, 2008 (Proxy Statement):

•	Information regarding the directors of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Election of Directors.”

•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is contained in the Proxy Statement section titled “Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance.”

Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 sections titled “Officers of Great Plains Energy” and “Officers of KCP&L”.

Great Plains Energy and KCP&L Code of Ethics
The Company has adopted a Code of Ethical Business Conduct (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries.  The Code is posted on the investor relations page of our Internet websites at www.greatplainsenergy.com and www.kcpl.com.  A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1201 Walnut, Kansas City, Missouri 64106.  Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the investor relations page of their Internet websites.

Other KCP&L Information
The other information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 11.  EXECUTIVE COMPENSATION

GREAT PLAINS ENERGY
The information required by this item regarding compensation of Great Plains Energy directors and named executive officers contained in the sections titled “Corporate Governance,” “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” of the Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

GREAT PLAINS ENERGY
The information required by this item regarding security ownership of the directors and executive officers of Great Plains Energy contained in the section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers” of the 2008 Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

Equity Compensation Plan
The information required by this item regarding Great Plains Energy’s equity compensation plan is in Item 5. Market for the Registrants’ Common Equity and Related Shareholder Matters, of this report and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

GREAT PLAINS ENERGY
The information required by this item contained in the sections titled “Director Independence” and, if applicable, “Certain Relationships and Related Transactions” of the 2008 Proxy Statement is incorporated by reference.

KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

GREAT PLAINS ENERGY
The information required by this item regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Audit Committee Report” of the 2008 Proxy Statement is incorporated by reference.

KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2007 and 2006 and for other services rendered during 2007 and 2006 on behalf of KCP&L and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2007	2006
Audit Fees	$ 1,020,636	$ 984,256
Audit-Related Fees	59,000	44,200
Tax Fees	36,689	21,831
All Other Fees	-	-
Total Fees	$ 1,116,325	$ 1,050,287

Audit Fees:  Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports.  Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and on management’s assessment of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditor to KCP&L and its subsidiaries.  These services may include audit services, audit-related services, tax services and other services.  The Audit Committee has adopted for KCP&L and its subsidiaries policies and procedures for the pre-approval of services provided by the independent auditor.  Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to aggregate fee levels established by the Audit Committee.  The Audit Committee as well may specifically approve audit and permissible non-audit services on a case-by-case basis.  Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service.  Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period.  The Audit Committee receives quarterly reports regarding the pre-approved services performed by the independent auditor.  The Chairman of the Audit Committee may between meetings pre-approve audit and non-audit services provided by the independent auditor, and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

Great Plains Energy		Page No.
a.	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	59
b.	Consolidated Balance Sheets - December 31, 2007 and 2006	60
c.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	62
d.	Consolidated Statements of Common Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	63
e.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	64
f.	Notes to Consolidated Financial Statements	71
g.	Report of Independent Registered Public Accounting Firm	130

KCP&L
h.	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005	65
i.	Consolidated Balance Sheets - December 31, 2007 and 2006	66
j.	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	68
k.	Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2007, 2006 and 2005	69
l.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	70
m.	Notes to Consolidated Financial Statements	71
n.	Report of Independent Registered Public Accounting Firm	131

Financial Statement Schedules
	Great Plains Energy
a.	Schedule I – Parent Company Financial Statements	149
b.	Schedule II – Valuation and Qualifying Accounts and Reserves	154
	KCP&L
c.	Schedule II – Valuation and Qualifying Accounts and Reserves	155

Exhibits

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Agreement and Plan of Merger among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of February 6, 2007 (Exhibit 2.1 to Form 8-K dated February 7, 2007).

2.1.2		Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of January 31, 2008.
3.1.1	*	Articles of Incorporation of Great Plains Energy Incorporated dated as of February 26, 2001 and corrected as of October 13, 2006 (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2006).
3.1.2	*	By-laws of Great Plains Energy Incorporated, as amended May 1, 2007 (Exhibit 3.1 to Form 8-K dated May 1, 2007).
4.1.5	*	Indenture, dated June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.6	*	First Supplemental Indenture, dated June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as Trustee (Exhibit 4.5 to Form 8-A/A, dated June 14, 2004).
4.1.7	*
Second Supplemental Indenture dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated September 25, 2007).

10.1.1	*+	Amended Long-Term Incentive Plan, effective as of May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).
10.1.2	*+	Great Plains Energy Incorporated Long-Term Incentive Plan as amended May 1, 2007 (Exhibit 10.1 to Form 8-K filed May 4, 2007).
10.1.3	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Administration effective as of February 7, 2006 (Exhibit 10.1.b to Form 10-K for the year ended December 31, 2005).
10.1.4	*+	Form of 2005 three-year Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.2 to Form 8-K dated February 4, 2005).
10.1.5	*+
Form of 2006 Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.e to Form 10-K for the year ended December 31, 2005).

10.1.6	*+	Form of Restricted Stock Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.6 to Form 10-K for the year ended December 31, 2006).
10.1.7	*+
Form of 2005 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2005).

10.1.8	*+
Form of 2006 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 (Exhibit 10.1.h to Form 10-K for the year ended December 31, 2005).

10.1.9	*+
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Great Plains Energy and KCP&L officers (Exhibit 10.1.10 to Form 10-K for the year ended December 31, 2006).

10.1.10	*+
Form of 2007 three-year Performance Share Agreement Pursuant to the Great Plains Energy Incorporated Long-Term Incentive Plan Effective May 7, 2002 for Strategic Energy officers (Exhibit 10.1.11 to Form 10-K for the year ended December 31, 2006).

10.1.11	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).
10.1.12	*+	Strategic Energy, L.L.C. Long-Term Incentive Plan Grants 2005, as amended May 2, 2005 and October 31, 2006 (Exhibit 10.1.g to Form 10-Q for the quarter ended September 30, 2006).
10.1.13	*+	Strategic Energy, L.L.C. Executive Long-Term Incentive Plan 2006 (Exhibit 10.1.j to Form 10-K for the year ended December 31, 2005).
10.1.14	*+	Strategic Energy, L.L.C. Executive Committee Long-Term Incentive Plan dated as of January 1, 2007, (Exhibit 10.1.6 to Form 10-Q for the quarter ended June 30, 2007).
10.1.15	*+	Great Plains Energy Incorporated Kansas City Power & Light Company Annual Incentive Plan amended effective as of January 1, 2007 (Exhibit 10.2 to Form 8-K filed May 4, 2007).
10.1.16	*+	Strategic Energy, L.L.C. Executive Committee Annual Incentive Plan dated as of January 1, 2007 (Exhibit 10.3 to Form 8-K filed May 4, 2007).
10.1.17	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).
10.1.18	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).
10.1.19	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).
10.1.20	*+	Form of Change in Control Severance Agreement with Michael J. Chesser (Exhibit 10.1.a to Form 10-Q for the quarter ended September 30, 2006).
10.1.21	*+	Form of Change in Control Severance Agreement with William H. Downey (Exhibit 10.1.b to Form 10-Q for the quarter ended September 30, 2006).
10.1.22	*+	Form of Change in Control Severance Agreement with John R. Marshall (Exhibit 10.1.c to Form 10-Q for the quarter ended September 30, 2006).
10.1.23	*+	Form of Change in Control Severance Agreement with Shahid Malik (Exhibit 10.1.d to Form 10-Q for the quarter ended September 30, 2006).
10.1.24	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

10.1.25	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007)
10.1.26	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007)
10.1.27	+	Description of Compensation Arrangements with Directors and Certain Executive Officers.
10.1.28	*+
Employment Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2004).

10.1.29	*+
Severance Agreement among Strategic Energy, L.L.C., Great Plains Energy Incorporated and Shahid J. Malik, dated as of November 10, 2004 (Exhibit 10.1.q to Form 10-K for the year ended December 31, 2004).

10.1.30	*
Credit Agreement dated as of May 11, 2006, among Great Plains Energy Incorporated, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.a to Form 10-Q for the quarter ended June 30, 2006).

10.1.31	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Form 10-Q for the quarter ended June 30, 2007).

10.1.32	*
General Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.a. to Form 10-Q for the quarter ended June 30, 2002).

10.1.33	*
Agreement of Indemnity issued by Great Plains Energy Incorporated and Strategic Energy, L.L.C. in favor of Federal Insurance Company and subsidiary or affiliated insurers dated May 23, 2002 (Exhibit 10.1.b. to Form 10-Q for the quarter ended June 30, 2002).

10.1.34	*
Asset Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., date  d February 6, 2007 (Exhibit 10.1 to Form 8-K dated February 7, 2007).

10.1.35	*
Partnership Interests Purchase Agreement by and among Aquila, Inc., Aquila Colorado, LLC, Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.2 to Form 8-K dated February 7, 2007).

10.1.36	*
Letter Agreement dated as of June 29, 2007 to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated, and Gregory Acquisition Corp., dated February 6, 2007 (Exhibit 10.1.1 to Form 10-Q for the quarter ended June 30, 2007).

10.1.37	*
Letter Agreement dated as of August 31, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.4 to Form 10-Q for the quarter ended September 30, 2007).

10.1.38	*
Letter Agreement dated as of September 28, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.5 to Form 10-Q for the quarter ended September 30, 2007).

10.1.39	*
Letter Agreement dated as of October 3, 2007, to Agreement and Plan of Merger, Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp (Exhibit 10.1.6 to Form 10-Q for the quarter ended September 30, 2007).

10.1.40
Letter Agreement dated as of November 30, 2007, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp

10.1.41
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.42	*
$50,000,000 Revolving Credit Facility Credit Agreement by and among Strategic Energy, L.L.C., the lenders party thereto and PNC Bank, National Association, as Administrative Agent, dated as of October 3, 2007 (Exhibit 10.1.1 to Form 10-Q for the quarter ended September 30, 2007).

10.1.43	*
Receivables Purchase Agreement dated as of October 3, 2007, by and among Strategic Receivables, LLC, as Seller, Strategic Energy, L.L.C., as initial Servicer, the Conduit Purchasers party thereto, the Purchaser Agents party thereto, the Financial Institutions from time to time party thereto as LC Participants, and PNC Bank, National Association, as Administrator and as LC Bank (Exhibit 10.1.2 to Form 10-Q for the quarter ended September 30, 2007).

10.1.44	*
Purchase and Sale Agreement dated as of October 3, 2007, by and among the various entities from time to time party thereto as Originators, Strategic Energy, L.L.C., as Servicer, and Strategic Receivables, LLC, as Buyer (Exhibit 10.1.3 to Form 10-Q for the quarter ended September 30, 2007).

12.1		Computation of Ratio of Earnings to Fixed Charges.
21.1		List of Subsidiaries of Great Plains Energy Incorporated.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Powers of Attorney.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.

32.1	Section 1350 Certifications.
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

KCP&L Documents

Exhibit Number		Description of Document
3.2.1	*	Restated Articles of Consolidation of Kansas City Power & Light Company, as amended October 1, 2001 (Exhibit 3-(i) to Form 10-Q for the quarter ended September 30, 2001).
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended November 1, 2005 (Exhibit 3.2.b to Form 10-K for the year ended December 31, 2005).
4.2.1	*
General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).

4.2.2	*	Fourth Supplemental Indenture dated as of February 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-y to Form 10-K for the year ended December 31, 1991).
4.2.3	*	Fifth Supplemental Indenture dated as of September 15, 1992, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the quarter ended September 30, 1992).
4.2.4	*	Seventh Supplemental Indenture dated as of October 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4-a to quarterly report on Form 10-Q for the quarter ended September 30, 1993).
4.2.5	*	Eighth Supplemental Indenture dated as of December 1, 1993, to Indenture dated as of December 1, 1986 (Exhibit 4 to Registration Statement, Registration No. 33-51799).
4.2.6	*
Eleventh Supplemental Indenture dated as of August 15, 2005, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).

4.2.7	*
Indenture for Medium-Term Note Program dated as of February 15, 1992, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-bb to Registration Statement, Registration No. 33-45736).

4.2.8	*
Indenture for $150 million aggregate principal amount of 6.50% Senior Notes due November 15, 2011 and $250 million aggregate principal amount of 7.125% Senior Notes due December 15, 2005 dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York (Exhibit 4-a to Report on Form 8-K dated December 18, 2000).

4.2.9	*	Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).
4.2.10	*
Supplemental Indenture No. 1 dated as of November 15, 2005, to Indenture dated March 1, 2002 between The Bank of New York and Kansas City Power & Light Company (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).

4.2.11	*	Indenture dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K dated June 4, 2007).
4.2.12	*	Supplemental Indenture No. 1 dated as of June 4, 2007 between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K dated June 4, 2007).
10.2.1	*	Insurance agreement between Kansas City Power & Light Company and XL Capital Assurance Inc., dated December 5, 2002 (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2002).
10.2.2	*	Insurance Agreement dated as of August 1, 2004, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2004).
10.2.3	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).
10.2.4	*	Insurance Agreement dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).
10.2.5	*
Insurance Agreement dated as of September 19, 2007, by and between Financial Guaranty Insurance Company and Kansas City Power & Light Company (Exhibit 10.2.2 1 to Form 10Q for the quarter ended September 30, 2007).

10.2.6	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).

10.2.7	*
Contract between Kansas City Power & Light Company and ALSTOM Power Inc. for Engineering, Procurement, and Constructions Services for Air Quality Control Systems and Selective Catalytic Reduction Systems at Iatan Generating Station Units 1 and 2 and the Pulverized Coal-Fired Boiler at Iatan Generating Station Unit 2, dated as of August 10, 2006 (Exhibit 10.2.a to Form 10-Q for the quarter ended September 30, 2006).

10.2.8	*
Credit Agreement dated as of May 11, 2006, among Kansas City Power & Light Company, Bank of America, N.A., JPMorgan Chase Bank, N.A., BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch, Wachovia Bank N.A., The Bank of New York, Keybank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2006).

10.2.9	*
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

10.2.10	*
Stipulation and Agreement filed April 27, 2005, among Kansas City Power & Light Company, the Staff of the State Corporation Commission of the State of Kansas, Sprint, Inc., and the Kansas Hospital Association (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2005).

10.2.11	*
Purchase and Sale Agreement dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).

10.2.12	*
Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).

10.2.13	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc (Exhibit 10.1 to Form 8-K filed on March 20, 2007).

10.2.14	*
Amendment No. 1 dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement date as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).

10.2.15	*
Notice of Election to Transfer Unused Commitment between the Great Plains Energy Incorporated and Kansas City Power & Light Company Credit Agreements dated as of May 11, 2006, with Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, BNP Paribas, The Bank of Tokyo-Mitsubishi UFJ, Limited, Chicago Branch and Wachovia Bank N.A., as Co-Documentation Agents, The Bank of New York, KeyBank National Association, The Bank of Nova Scotia, UMB Bank, N.A., and Commerce Bank, N.A. (Exhibit 10.1.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

12.2		Computation of Ratio of Earnings to Fixed Charges.
23.2		Consent of Independent Registered Public Accounting Firm.
24.2		Powers of Attorney.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of William H. Downey.

31.2.b	Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2	Section 1350 Certifications.
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

Schedule I – Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Income Statements of Parent Company

Year Ended December 31	2007	2006	2005
Operating Expenses	(millions, except per share amounts)
Selling, general and administrative	$18.5	$7.1	$7.1
Maintenance	0.8	-	-
General taxes	0.3	0.3	0.3
Total	19.6	7.4	7.4
Operating loss	(19.6)	(7.4)	(7.4)
Equity from earnings in subsidiaries	195.1	143.0	178.2
Non-operating income	4.2	1.1	1.6
Non-operating expenses	-	-	(0.1)
Interest charges	(26.8)	(8.9)	(9.4)
Income before income taxes	152.9	127.8	162.9
Income taxes	6.3	(0.2)	(0.6)
Net income	159.2	127.6	162.3
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$157.6	$126.0	$160.7

Average number of basic common shares outstanding	84.9	78.0	74.6
Average number of diluted common shares outstanding	85.2	78.2	74.7

Basic earnings per common share	$1.86	$1.62	$2.15
Diluted earnings per common share	$1.85	$1.61	$2.15

Cash dividends per common share	$1.66	$1.66	$1.66

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2007	2006
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.6	$5.8
Accounts receivable from subsidiaries	1.0	1.6
Notes receivable from subsidiaries	0.6	2.3
Taxes receivable	3.7	1.9
Other	0.4	0.5
Total	12.3	12.1
Nonutility Property and Investments
Investment in KCP&L	1,479.4	1,383.1
Investments in other subsidiaries	256.8	178.6
Other	0.7	-
Total	1,736.9	1,561.7
Deferred Charges and Other Assets
Deferred Income Taxes	8.0	0.8
Other	23.7	4.6
Total	31.7	5.4
Total	$1,780.9	$1,579.2

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

December 31	2007	2006
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$42.0	$-
Notes payable to subsidiaries	-	13.2
Current maturities of long-term debt	-	163.6
Accounts payable to subsidiaries	10.8	15.6
Accounts payable	0.1	-
Accrued interest	2.0	1.6
Other	1.3	1.9
Derivative instruments	16.4	-
Total	72.6	195.9
Deferred Credits and Other Liabilities
Payable to subsidiaries	0.2	2.1
Other	1.7	0.3
Total	1.9	2.4
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,325,136 and 80,405,035 shares issued, stated value	1,065.9	896.8
Retained earnings	506.9	493.4
Treasury stock-90,929 and 53,499 shares, at cost	(2.8)	(1.6)
Accumulated other comprehensive loss	(2.1)	(46.7)
Total	1,567.9	1,341.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	99.5	-
Total	1,706.4	1,380.9
Commitments and Contingencies
Total	$1,780.9	$1,579.2

The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2007	2006	2005
Cash Flows from Operating Activities	(millions)
Net income	$159.2	$127.6	$162.3
Adjustments to reconcile income to net cash from operating activities:
Amortization	1.0	0.6	0.6
Deferred income taxes, net	(6.2)	-	-
Equity in earnings from subsidiaries	(195.1)	(143.0)	(178.2)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	0.6	(0.6)	(0.4)
Taxes receivable	(1.8)	(0.1)	2.6
Accounts payable to subsidiaries	(4.8)	15.1	0.5
Other accounts payable	0.1	(0.1)	0.1
Accrued interest	1.1	(0.1)	0.1
Cash dividends from subsidiaries	159.7	118.0	133.9
Other	1.8	1.7	3.0
Net cash from operating activities	115.6	119.1	124.5
Cash Flows from Investing Activities
Equity contributions to subsidiaries	(94.0)	(134.6)	-
Net change in notes receivable from subsidiaries	1.7	3.1	11.0
Purchases of nonutility property	(0.7)	-	-
Net cash from investing activities	(93.0)	(131.5)	11.0
Cash Flows from Financing Activities
Issuance of common stock	10.5	153.6	9.1
Issuance of long-term debt	99.5	-	-
Issuance fees	(1.4)	(5.7)	-
Net change in notes payable to subsidiaries	(13.2)	13.2	-
Net change in short-term borrowings	42.0	(6.0)	(14.0)
Equity forward settlement	(12.3)	-	-
Dividends paid	(144.5)	(132.7)	(125.5)
Other financing activities	(2.4)	(6.2)	(5.9)
Net cash from financing activities	(21.8)	16.2	(136.3)
Net Change in Cash and Cash Equivalents	0.8	3.8	(0.8)
Cash and Cash Equivalents at Beginning of Year	5.8	2.0	2.8
Cash and Cash Equivalents at End of Year	$6.6	$5.8	$2.0

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

GREAT PLAINS ENERGY INCORPORATED
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY

The Great Plains Energy Incorporated Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Great Plains Energy Incorporated Parent Company Financial Statements.

Schedule II – Valuation and Qualifying Accounts and Reserves

Great Plains Energy
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2007	(millions)
Allowance for uncollectible accounts	$8.3	$23.2	$6.8	(a)	$27.1	(b)	$11.2
Legal reserves	6.1	2.1	-		5.9	(c)	2.3
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	4.7	2.5	1.7	(e)	0.9	(f)	8.0
Year Ended December 31, 2006
Allowance for uncollectible accounts	$6.9	$12.3	$5.7	(a)	$16.6	(b)	$8.3
Legal reserves	5.9	4.9	0.1		4.8	(c)	6.1
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	4.6	1.1	-		1.0	(f)	4.7
Year Ended December 31, 2005
Allowance for uncollectible accounts	$6.4	$6.9	$5.0	(a)	$11.4	(b)	$6.9
Legal reserves	3.2	4.5	-		1.8	(c)	5.9
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	13.4	1.2	-		10.0	(f)	4.6
(a) Recoveries. Charged to other accounts for the year ended December 31, 2006 and 2005, respectively, includes the establishment of an allowance of $1.5 million and $1.6 million.
(b) Uncollectible accounts charged off.
(c) Payment of claims.
(d) Represents the total amount of tax expense that would impact the effective tax rate, if recognized, and amounts accrued for interest expense related to uncertain tax positions, net of tax.
(e) Upon adoption of FIN 48 on January 1, 2007, $1.7 million was charged to retained earnings.
(f) Reversal of uncertain tax positions and related interest. Deductions for the year ended December 31, 2005, includes a reclass of $0.8 million to franchise taxes payable.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2007, 2006 and 2005

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2007	(millions)
Allowance for uncollectible accounts	$4.2	$5.4	$2.9	(a)	$8.2	(b)	$4.3
Legal reserves	3.9	1.9	-		3.6	(c)	2.2
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	1.8	0.7	0.8	(e)	0.3	(f)	3.0
Year Ended December 31, 2006
Allowance for uncollectible accounts	$2.6	$4.5	$4.4	(a)	$7.3	(b)	$4.2
Legal reserves	4.5	2.8	-		3.4	(c)	3.9
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	1.2	0.8	-		0.2	(f)	1.8
Year Ended December 31, 2005
Allowance for uncollectible accounts	$1.7	$3.3	$4.6	(a)	$7.0	(b)	$2.6
Legal reserves	3.2	3.1	-		1.8	(c)	4.5
Environmental reserves	0.3	-	-		-		0.3
Uncertain tax positions (d)	3.7	0.3	-		2.8	(f)	1.2
(a) Recoveries. Charged to other accounts for the year ended December 31, 2006 and 2005, respectively, includes the establishment of an allowance of $1.5 million and $1.6 million.
(b) Uncollectible accounts charged off.
(c) Payment of claims.
(d) Represents the total amount of tax expense that would impact the effective tax rate, if recognized, and amounts accrued for interest expense related to uncertain tax positions, net of tax.
(e) Upon adoption of FIN 48 on January 1, 2007, $0.8 million was charged to retained earnings.
(f) Reversal of uncertain tax positions and related interest. Deductions for the year ended December 31, 2005, includes a reclass of $0.8 million to franchise taxes payable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GREAT PLAINS ENERGY INCORPORATED
Date: February 28, 2008	By: /s/Michael J. Chesser
Michael J. Chesser
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Executive Vice President – Finance and Strategic Development and Chief Financial Officer (Principal Financial Officer)	) ) ) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 28, 2008
)
/s/William H. Downey William H. Downey	Director	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
William K. Hall*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)

*By        /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY
Date: February 28, 2008                                                By: /s/ William H. Downey
William H. Downey
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William H. Downey William H. Downey	President and Chief Executive Officer and Director (Principal Executive Officer)	) ) )
)
/s/Terry Bassham Terry Bassham	Chief Financial Officer (Principal Financial Officer)	) )
)
/s/Lori A. Wright Lori A. Wright	Controller (Principal Accounting Officer)	) )
)
David L. Bodde*	Director	) February 28, 2008
)
/s/Michael J. Chesser Michael J. Chesser	Chairman of the Board	) )
)
Mark A. Ernst*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Luis A. Jimenez*	Director	)
)
James A. Mitchell*	Director	)
)
William C. Nelson*	Director	)
)
Linda H. Talbott*	Director	)
)
*By        /s/Michael J. Chesser
Michael J. Chesser
Attorney-in-Fact*