Form 10-Q
period 2008-08-01
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2008-08-08
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company			Yes	X	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange
Act.
Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company			Yes	_	No	X

On August 4, 2008, Great Plains Energy Incorporated had 118,763,133 shares of common stock outstanding. On August 4, 2008,
Kansas City Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including Aquila, Inc. (Aquila), which is doing business as KCP&L Great Missouri Operations Company (KCP&L GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor KCP&L GMO have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or KCP&L GMO’s financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or KCP&L GMO.

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2007 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in the regional, national and international markets, including but not limited to regional and national wholesale electricity markets; market perception of the energy industry, Great Plains Energy, KCP&L and Aquila, which is doing business as KCP&L Greater Missouri Operations Company (KCP&L GMO); changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and KCP&L GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including weather-related damage; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including retirement compensation and benefits costs; the ability to successfully integrate KCP&L and KCP&L GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, which updates and restates the risk factors included in the 2007 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Aquila or KCP&L GMO	Aquila, Inc., a wholly owned subsidiary of Great Plains Energy as of July 14, 2008, which is doing business as KCP&L Greater Missouri Operations Company (KCP&L GMO)
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FELINE PRIDESSM	Flexible Equity Linked Preferred Increased Dividend Equity Securities,
a service mark of Merrill Lynch & Co., Inc.
FERC	The Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
Holdings	DTI Holdings, Inc.
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
IEC	Innovative Energy Consultants Inc., a wholly owned subsidiary of Great Plains Energy
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KLT Telecom	KLT Telecom Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MD&A	Management’s Discussion and Analysis of Financial Condition and
Results of Operations
MDNR	Missouri Department of Natural Resources
MPSC	Public Service Commission of the State of Missouri

Abbreviation or Acronym	Definition

MW	Megawatt
MWh	Megawatt hour
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
OCI	Other Comprehensive Income
PRB	Powder River Basin
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., which, until its sale on June 2, 2008, was a subsidiary of KLT Energy Services
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$33.7	$24.0
Receivables, net	186.4	166.0
Fuel inventories, at average cost	47.8	35.9
Materials and supplies, at average cost	67.6	64.0
Deferred refueling outage costs	18.2	6.5
Refundable income taxes	45.1	16.0
Deferred income taxes	15.5	3.6
Assets of discontinued operations	-	487.1
Derivative instruments	4.4	0.7
Prepaid expenses	13.7	11.0
Total	432.4	814.8
Nonutility Property and Investments
Affordable housing limited partnerships	15.9	17.3
Nuclear decommissioning trust fund	104.7	110.5
Other	7.2	7.5
Total	127.8	135.3
Utility Plant, at Original Cost
Electric	5,567.1	5,450.6
Less-accumulated depreciation	2,643.7	2,596.9
Net utility plant in service	2,923.4	2,853.7
Construction work in progress	800.5	530.2
Nuclear fuel, net of amortization of $101.8 and $120.2	56.0	60.6
Total	3,779.9	3,444.5
Deferred Charges and Other Assets
Regulatory assets	373.6	400.1
Derivative instruments	0.4	-
Other	54.3	37.4
Total	428.3	437.5
Total	$4,768.4	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$-	$42.0
Commercial paper	192.9	365.8
Current maturities of long-term debt	0.3	0.3
Accounts payable	236.1	241.4
Accrued taxes	42.3	19.5
Accrued interest	27.1	16.6
Accrued compensation and benefits	28.0	22.1
Pension and post-retirement liability	1.3	1.3
Liabilities of discontinued operations	-	253.4
Derivative instruments	28.4	44.4
Other	9.5	10.2
Total	565.9	1,017.0
Deferred Credits and Other Liabilities
Deferred income taxes	628.3	608.0
Deferred investment tax credits	77.8	27.0
Asset retirement obligations	112.4	94.5
Pension and post-retirement liability	152.9	157.2
Regulatory liabilities	120.3	144.1
Other	63.0	74.5
Total	1,154.7	1,105.3
Capitalization
Common shareholders' equity
Common stock-150,000,000 shares authorized without par value
86,647,220 and 86,325,136 shares issued, stated value	1,075.7	1,065.9
Retained earnings	476.7	506.9
Treasury stock-125,884 and 90,929 shares, at cost	(3.7)	(2.8)
Accumulated other comprehensive loss	(16.3)	(2.1)
Total	1,532.4	1,567.9
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	1,476.4	1,102.9
Total	3,047.8	2,709.8
Commitments and Contingencies (Note 13)
Total	$4,768.4	$4,832.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
Operating Revenues	(millions, except per share amounts)
Electric revenues	$335.0	$319.1	$632.6	$574.8
Operating Expenses
Fuel	58.3	57.9	113.0	110.6
Purchased power	38.2	22.7	69.0	39.1
Operating expenses - KCP&L	78.3	74.1	152.3	147.7
Selling, general and administrative - non-regulated	0.1	4.7	9.0	7.8
Maintenance	28.4	23.1	58.6	53.0
Depreciation and amortization	50.8	43.8	101.0	86.8
General taxes	29.1	27.7	58.8	54.8
Loss on property	0.2	-	0.2	-
Other	-	-	-	0.2
Total	283.4	254.0	561.9	500.0
Operating income	51.6	65.1	70.7	74.8
Non-operating income	5.8	1.2	14.9	5.1
Non-operating expenses	(1.4)	(0.9)	(2.5)	(3.6)
Interest charges	(10.4)	(17.5)	(52.0)	(38.6)
Income from continuing operations before income taxes
and loss from equity investments	45.6	47.9	31.1	37.7
Income taxes	(32.0)	(15.2)	(22.5)	(8.3)
Loss from equity investments, net of income taxes	(0.4)	(0.3)	(0.8)	(0.7)
Income from continuing operations	13.2	32.4	7.8	28.7
Income (loss) from discontinued operations, net of income taxes (Note 11)	(18.2)	(6.8)	34.7	20.3
Net income (loss)	(5.0)	25.6	42.5	49.0
Preferred stock dividend requirements	0.4	0.5	0.8	0.9
Earnings (loss) available for common shareholders	$(5.4)	$25.1	$41.7	$48.1

Average number of common shares outstanding	86.0	85.6	85.9	84.2

Basic and diluted earnings (loss) per common share
Continuing operations	$0.15	$0.37	$0.09	$0.33
Discontinued operations	(0.21)	(0.08)	0.40	0.24
Basic and diluted earnings (loss) per common share	$(0.06)	$0.29	$0.49	$0.57

Cash dividends per common share	$0.415	$0.415	$0.83	$0.83

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$42.5	$49.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	104.3	90.9
Amortization of:
Nuclear fuel	5.5	8.3
Other	5.0	4.4
Deferred income taxes, net	14.6	17.7
Investment tax credit amortization	(0.7)	(0.7)
Loss from equity investments, net of income taxes	0.8	0.7
Fair value impacts from energy contracts - Strategic Energy	(189.1)	(39.8)
Fair value impacts from interest rate hedging	9.2	-
Loss on sale of Strategic Energy	116.6	-
Other operating activities (Note 3)	(21.5)	(73.2)
Net cash from operating activities	87.2	57.3
Cash Flows from Investing Activities
Utility capital expenditures	(378.8)	(194.7)
Allowance for borrowed funds used during construction	(10.1)	(6.4)
Purchases of investments and nonutility property	(0.8)	(2.1)
Proceeds from sale of Strategic Energy, net of cash sold	216.4	-
Purchases of nuclear decommissioning trust investments	(23.8)	(34.0)
Proceeds from nuclear decommissioning trust investments	22.0	32.2
Other investing activities	(8.3)	(8.7)
Net cash from investing activities	(183.4)	(213.7)
Cash Flows from Financing Activities
Issuance of common stock	5.3	5.4
Issuance of long-term debt	350.3	248.0
Issuance fees	(4.3)	(0.2)
Repayment of long-term debt	-	(225.5)
Net change in short-term borrowings	(214.9)	197.2
Dividends paid	(72.5)	(72.2)
Equity forward settlement	-	(12.3)
Other financing activities	(1.1)	(2.1)
Net cash from financing activities	62.8	138.3
Net Change in Cash and Cash Equivalents	(33.4)	(18.1)
Cash and Cash Equivalents at Beginning of Year (includes $43.1 million and $45.8 million of cash included in assets of discontinued
operations in 2008 and 2007, respectively)	67.1	61.8
Cash and Cash Equivalents at End of Period (includes $31.1 million
of cash included in assets of discontinued operations in 2007)	$33.7	$43.7

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2008		2007
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	86,325,136	$1,065.9	80,405,035	$896.8
Issuance of common stock	265,575	5.6	5,395,529	169.0
Issuance of restricted common stock	56,509	1.5	344,527	11.0
Equity compensation expense		1.8		0.6
Equity forward settlement		-		(12.3)
Unearned Compensation
Issuance of restricted common stock		(1.5)		(11.0)
Forfeiture of restricted common stock		(0.1)		-
Compensation expense recognized		2.8		2.0
Other		(0.3)		-
Ending balance	86,647,220	1,075.7	86,145,091	1,056.1
Retained Earnings
Beginning balance		506.9		493.4
Cumulative effect of a change in accounting principle (Note 10)		-		(0.9)
Net income		42.5		49.0
Dividends:
Common stock		(71.7)		(71.3)
Preferred stock - at required rates		(0.8)		(0.9)
Performance shares		(0.2)		(0.3)
Ending balance		476.7		469.0
Treasury Stock
Beginning balance	(90,929)	(2.8)	(53,499)	(1.6)
Treasury shares acquired	(34,955)	(0.9)	(19,054)	(0.6)
Ending balance	(125,884)	(3.7)	(72,553)	(2.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(2.1)		(46.7)
Derivative hedging activity, net of tax		(14.4)		51.1
Change in unrecognized pension expense, net of tax		0.2		-
Ending balance		(16.3)		4.4
Total Common Shareholders' Equity		$1,532.4		$1,527.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
Net income (loss)	$(5.0)	$25.6	$42.5	$49.0
Other comprehensive income
Gain (loss) on derivative hedging instruments	(1.0)	(45.6)	80.6	48.5
Income taxes	0.6	18.6	(33.4)	(20.0)
Net gain (loss) on derivative hedging instruments	(0.4)	(27.0)	47.2	28.5
Reclassification to expenses, net of tax (Note 17)	(64.0)	9.7	(61.6)	22.6
Derivative hedging activity, net of tax	(64.4)	(17.3)	(14.4)	51.1
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	0.1	0.1	0.2	0.2
Prior service costs arising during the period	-	(0.4)	-	(0.4)
Less: amortization of prior service costs included in
net periodic benefit costs	-	0.1	-	0.1
Income taxes	-	0.1	-	0.1
Net change in unrecognized pension expense	0.1	(0.1)	0.2	-
Comprehensive income (loss)	$(69.3)	$8.2	$28.3	$100.1

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.8	$3.2
Receivables, net	185.9	176.4
Fuel inventories, at average cost	47.8	35.9
Materials and supplies, at average cost	67.6	64.0
Deferred refueling outage costs	18.2	6.5
Refundable income taxes	55.8	16.6
Deferred income taxes	14.9	3.4
Prepaid expenses	13.4	10.4
Derivative instruments	4.4	0.7
Total	414.8	317.1
Nonutility Property and Investments
Nuclear decommissioning trust fund	104.7	110.5
Other	4.8	6.2
Total	109.5	116.7
Utility Plant, at Original Cost
Electric	5,567.1	5,450.6
Less-accumulated depreciation	2,643.7	2,596.9
Net utility plant in service	2,923.4	2,853.7
Construction work in progress	800.5	530.2
Nuclear fuel, net of amortization of $101.8 and $120.2	56.0	60.6
Total	3,779.9	3,444.5
Deferred Charges and Other Assets
Regulatory assets	373.6	400.1
Derivative instruments	0.4	-
Other	25.3	13.6
Total	399.3	413.7
Total	$4,703.5	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2008	2007
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable to Great Plains Energy	$-	$0.6
Commercial paper	192.9	365.8
Accounts payable	239.6	243.4
Accrued taxes	36.4	19.0
Accrued interest	19.2	9.6
Accrued compensation and benefits	26.2	21.6
Pension and post-retirement liability	1.1	1.1
Derivative instruments	-	28.0
Other	8.4	8.7
Total	523.8	697.8
Deferred Credits and Other Liabilities
Deferred income taxes	663.4	642.2
Deferred investment tax credits	77.8	27.0
Asset retirement obligations	112.4	94.5
Pension and post-retirement liability	144.7	149.4
Regulatory liabilities	120.3	144.1
Other	55.9	54.2
Total	1,174.5	1,111.4
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,315.6	1,115.6
Retained earnings	324.9	371.3
Accumulated other comprehensive loss	(12.1)	(7.5)
Total	1,628.4	1,479.4
Long-term debt (Note 9)	1,376.8	1,003.4
Total	3,005.2	2,482.8
Commitments and Contingencies (Note 13)
Total	$4,703.5	$4,292.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
Operating Revenues	(millions)
Electric revenues	$335.0	$319.1	$632.6	$574.8
Operating Expenses
Fuel	58.3	57.9	113.0	110.6
Purchased power	38.2	22.7	69.0	39.1
Operating expenses	78.3	74.1	152.3	147.7
Maintenance	27.8	23.1	56.8	52.9
Depreciation and amortization	50.8	43.8	101.0	86.8
General taxes	28.9	27.4	58.4	54.3
Loss on property	0.2	-	0.2	-
Other	-	-	-	0.2
Total	282.5	249.0	550.7	491.6
Operating income	52.5	70.1	81.9	83.2
Non-operating income	5.6	1.1	9.0	4.7
Non-operating expenses	(1.3)	(0.9)	(2.5)	(2.3)
Interest charges	(19.9)	(16.7)	(36.7)	(34.9)
Income before income taxes	36.9	53.6	51.7	50.7
Income taxes	(29.0)	(17.1)	(26.8)	(12.2)
Net income	$7.9	$36.5	$24.9	$38.5

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2008	2007
Cash Flows from Operating Activities	(millions)
Net income	$24.9	$38.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	101.0	86.8
Amortization of:
Nuclear fuel	5.5	8.3
Other	4.0	2.8
Deferred income taxes, net	9.6	(0.8)
Investment tax credit amortization	(0.7)	(0.7)
Other operating activities (Note 3)	(42.7)	(40.7)
Net cash from operating activities	101.6	94.2
Cash Flows from Investing Activities
Utility capital expenditures	(378.8)	(194.7)
Allowance for borrowed funds used during construction	(10.1)	(6.4)
Purchases of nuclear decommissioning trust investments	(23.8)	(34.0)
Proceeds from nuclear decommissioning trust investments	22.0	32.2
Other investing activities	(8.6)	(3.9)
Net cash from investing activities	(399.3)	(206.8)
Cash Flows from Financing Activities
Issuance of long-term debt	350.3	248.0
Repayment of long-term debt	-	(225.5)
Net change in short-term borrowings	(172.9)	161.2
Dividends paid to Great Plains Energy	(72.0)	(69.0)
Equity contribution from Great Plains Energy	200.0	-
Issuance fees	(4.1)	(0.1)
Net cash from financing activities	301.3	114.6
Net Change in Cash and Cash Equivalents	3.6	2.0
Cash and Cash Equivalents at Beginning of Year	3.2	1.8
Cash and Cash Equivalents at End of Period	$6.8	$3.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2008		2007
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,115.6	1	$1,021.6
Equity contribution from Great Plains Energy		200.0		-
Ending balance	1	1,315.6	1	1,021.6
Retained Earnings
Beginning balance		371.3		354.8
Cumulative effect of a change in accounting principle (Note 10)		-		(0.2)
Net income		24.9		38.5
Transfer of HSS to KLT Inc.		0.7		-
Dividends:
Common stock held by Great Plains Energy		(72.0)		(69.0)
Ending balance		324.9		324.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(7.5)		6.7
Derivative hedging activity, net of tax		(4.6)		2.2
Ending balance		(12.1)		8.9
Total Common Shareholder's Equity		$1,628.4		$1,354.6

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
Net income	$7.9	$36.5	$24.9	$38.5
Other comprehensive income (loss)
Gain (loss) on derivative hedging instruments	1.7	3.2	(8.6)	3.7
Income taxes	(0.5)	(1.2)	3.4	(1.4)
Net gain (loss) on derivative hedging instruments	1.2	2.0	(5.2)	2.3
Reclassification to expenses, net of tax	0.6	(0.1)	0.6	(0.1)
Derivative hedging activity, net of tax	1.8	1.9	(4.6)	2.2
Comprehensive income	$9.7	$38.4	$20.3	$40.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Consolidated Financial Statements

The notes to consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  At the end of 2007, KCP&L had two wholly owned subsidiaries, Kansas City Power & Light Receivables Company (Receivables Company) and Home Service Solutions (HSS).  HSS has no active operations and effective January 2, 2008, its ownership was transferred to KLT Inc.

•	Great Plains Energy Services Incorporated (Services) provides services at cost to Great Plains Energy and its subsidiaries, including KCP&L.

•
KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.  KLT Inc. also wholly owns KLT Gas, Inc., KLT Telecom Inc. and effective January 2, 2008, HSS, which have no active operations.

•
On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy, L.L.C. (Strategic Energy).  See Note 11 for additional information.  Great Plains Energy indirectly owned 100% of Strategic Energy through its wholly owned subsidiaries KLT Inc. and Innovative Energy Consultants Inc. (IEC).  IEC did not own or operate any assets other than its indirect interest in Strategic Energy.  In July 2008, IEC was merged into KLT Inc.

•	On July 14, 2008, Great Plains Energy acquired Aquila, Inc. (Aquila). See Note 2 for additional information.

Great Plains Energy’s and KCP&L’s sole reportable business segment is KCP&L for the periods presented.  See Note 16 for additional information.

Basic and Diluted Earnings per Common Share Calculation
There was no significant dilutive effect on Great Plains Energy’s EPS from other securities for the three months ended and year to date June 30, 2008 and 2007.  To determine basic EPS, preferred stock dividend requirements are deducted from income from continuing operations and net income before dividing by the average number of common shares outstanding.  The earnings (loss) per share impact of discontinued operations is determined by dividing income (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to stock options, performance shares, restricted stock, a forward sale agreement and FELINE PRIDESSM.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
Income	(millions, except per share amounts)
Income from continuing operations	$13.2	$32.4	$7.8	$28.7
Less: preferred stock dividend requirements	0.4	0.5	0.8	0.9
Income available to common shareholders	$12.8	$31.9	$7.0	$27.8
Common Shares Outstanding
Average number of common shares outstanding	86.0	85.6	85.9	84.2
Add: effect of dilutive securities	-	0.2	-	0.4
Diluted average number of common shares outstanding	86.0	85.8	85.9	84.6
Basic and diluted EPS from continuing operations	$0.15	$0.37	$0.09	$0.33

Great Plains Energy had a net loss for the three months ended June 30, 2008; therefore, no potential common shares are included in the diluted EPS calculation because the effect is always anti-dilutive.  The computation of diluted EPS for the three months ended June 30, 2008, excludes 339,463 performance shares, 470,795 restricted stock shares and 109,472 stock options.  The computation of diluted EPS year to date June 30, 2008, excludes anti-dilutive shares consisting of 234,921 performance shares and 444,584 restricted stock shares.  There were no anti-dilutive shares applicable to stock options.

The computation of diluted EPS for the three months ended and year to date June 30, 2007, excludes anti-dilutive shares consisting of 126,463 performance shares and 364,802 restricted stock shares.  There were no anti-dilutive shares applicable to FELINE PRIDES, stock options or a forward sale agreement.  FELINE PRIDES settled in the first quarter of 2007 and the forward sale agreement settled in the second quarter of 2007.

Dividends Declared
In August 2008, the Board of Directors declared a quarterly dividend of $0.415 per share on Great Plains Energy’s common stock.  The common dividend is payable September 19, 2008, to shareholders of record as of August 28, 2008.  The Board of Directors also declared regular quarterly dividends on Great Plains Energy’s preferred stock, payable December 1, 2008, to shareholders of record as of November 6, 2008.

2.	AQUILA ACQUISITION

On July 14, 2008, Great Plains Energy closed its acquisition of Aquila and Aquila is now doing business as KCP&L Great Missouri Operations Company (KCP&L GMO).  Under the terms of the agreement, prior Aquila shareholders received $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  The total purchase price of the acquisition was approximately $1.7 billion.  Based on the market price of Great Plains Energy common stock during the period including the two trading days before through the two trading days after February 7, 2007, the date that Great Plains Energy and Aquila announced the acquisition, the fair value of the 32.2 million shares of Great Plains Energy common stock issued was approximately $1.0 billion.  Great Plains Energy paid approximately $0.7 billion of cash consideration.  The allocation of purchase price to individual assets and liabilities has not been finalized due to the recent closing of the acquisition.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills Corporation (Black Hills) acquired Aquila’s electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  Following the closing of the acquisition, Great Plains Energy wholly owns Aquila, including its Missouri-based utility operations consisting of the Missouri Public Service and St. Joseph Light & Power divisions.

The transaction received the final required regulatory order from the Public Service Commission of the State of Missouri (MPSC) on July 1, 2008.  Certain parties filed applications for rehearing of the order, which were denied by the MPSC.  The parties may appeal the order through the Missouri state courts.  The order remains in effect unless reversed by the courts.

The MPSC order approved the deferral of non-labor transition costs to be amortized over a five-year period beginning with the first post-transaction rate cases to the extent that synergy savings exceed amortization.  Cumulative non-labor transition costs were $17.6 million at June 30, 2008.  In the second quarter of 2008, KCP&L deferred $10.0 million of non-labor transition costs as a regulatory asset pursuant to the KCC order approving the Aquila acquisition to be amortized over a five-year period beginning with rates expected to be effective in 2010.  Direct transaction costs of the acquisition incurred by Great Plains Energy of $25.8 million at June 30, 2008, are deferred and will be included in purchase accounting.

As the acquisition occurred after the periods presented in this report, the consolidated financial statements of Great Plains Energy do not reflect Aquila as a subsidiary.  Aquila will be included in Great Plains Energy’s consolidated financial statements beginning as of July 14, 2008.

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$(26.5)	$(71.6)
Fuel inventories	(12.1)	(14.3)
Materials and supplies	(3.6)	(1.7)
Accounts payable	49.8	5.2
Accrued taxes	39.0	9.4
Accrued interest	10.5	(0.7)
Deferred refueling outage costs	(11.7)	4.1
Pension and post-retirement benefit obligations	14.8	9.9
Allowance for equity funds used during construction	(7.5)	(0.3)
Deferred merger costs	(4.7)	(10.4)
T-Lock settlement	(41.2)	-
Kansas Energy Cost Adjustment	(17.3)	-
Proceeds from forward starting swaps	-	3.3
Other	(11.0)	(6.1)
Total other operating activities	$(21.5)	$(73.2)
Cash paid during the period:
Interest	$26.4	$38.7
Income taxes	$15.9	$3.4
Non-cash investing activities:
Liabilities assumed for capital expenditures	$71.3	$61.5

KCP&L Other Operating Activities
Year to Date June 30	2008	2007
Cash flows affected by changes in:	(millions)
Receivables	$6.1	$(26.6)
Fuel inventories	(12.1)	(14.3)
Materials and supplies	(3.6)	(1.7)
Accounts payable	1.5	(39.2)
Accrued taxes	30.6	25.1
Accrued interest	9.6	(0.5)
Deferred refueling outage costs	(11.7)	4.1
Pension and post-retirement benefit obligations	13.7	8.6
Allowance for equity funds used during construction	(7.5)	(0.3)
T-Lock settlement	(41.2)	-
Kansas Energy Cost Adjustment	(17.3)	-
Proceeds from forward starting swaps	-	3.3
Other	(10.8)	0.8
Total other operating activities	$(42.7)	$(40.7)
Cash paid during the period:
Interest	$25.6	$34.6
Income taxes	$4.0	$-
Non-cash investing activities:
Liabilities assumed for capital expenditures	$71.3	$61.3

Other Significant Non-Cash Items
Year to date June 30, 2008, KCP&L recorded a $17.2 million increase in Asset Retirement Obligation (ARO) with a corresponding increase in net utility plant as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s generating stations.  This activity had no impact on Great Plains Energy’s or KCP&L’s 2008 cash flows.  See Note 15 for additional information.

In February 2007, Great Plains Energy issued 5.2 million shares of common stock in satisfaction of the FELINE PRIDES stock purchase contracts and the redemption of the $163.6 million FELINE PRIDES Senior Notes.

4.	RECEIVABLES

The Company’s receivables are detailed in the following table.

	June 30	December 31
	2008	2007
KCP&L	(millions)
Customer accounts receivable	$61.8	$45.3
Allowance for doubtful accounts	(1.3)	(1.2)
Intercompany receivable from Great Plains Energy	-	10.5
Other receivables	125.4	121.8
KCP&L receivables	185.9	176.4
Other Great Plains Energy
Other receivables	0.5	0.1
Elimination of intercompany receivable	-	(10.5)
Great Plains Energy receivables	$186.4	$166.0

KCP&L’s customer accounts receivable included unbilled receivables of $56.1 million and $37.7 million at June 30, 2008, and December 31, 2007, respectively.  KCP&L’s other receivables at June 30, 2008, and December 31, 2007, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at June 30, 2008 and 2007.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement was extended for one year in July 2008.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended June 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(276.6)	$276.6	$-
Gain (loss) on sale of accounts receivable (a)	(3.5)	3.2	(0.3)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.5)	(0.5)

Cash flows during the period
Cash from customers transferred to Receivables Company	(252.1)	252.1	-
Cash paid to KCP&L for receivables purchased	249.0	(249.0)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.4	(0.4)	-

		Receivables	Consolidated
Year to Date June 30, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(523.6)	$523.6	$-
Gain (loss) on sale of accounts receivable (a)	(6.6)	6.4	(0.2)
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(1.3)	(1.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(510.1)	510.1	-
Cash paid to KCP&L for receivables purchased	503.7	(503.7)	-
Servicing fees	1.4	(1.4)	-
Interest on intercompany note	0.8	(0.8)	-

		Receivables	Consolidated
Three Months Ended June 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(266.4)	$266.4	$-
Gain (loss) on sale of accounts receivable (a)	(3.3)	3.0	(0.3)
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(1.0)	(1.0)

Cash flows during the period
Cash from customers transferred to Receivables Company	(240.5)	240.5	-
Cash paid to KCP&L for receivables purchased	237.4	(237.4)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.6	(0.6)	-

		Receivables	Consolidated
Year to Date June 30, 2007	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(492.2)	$492.2	$-
Gain (loss) on sale of accounts receivable (a)	(5.8)	5.3	(0.5)
Servicing fees	1.4	(1.4)	-
Fees to outside investor	-	(2.0)	(2.0)

Cash flows during the period
Cash from customers transferred to Receivables Company	(472.4)	472.4	-
Cash paid to KCP&L for receivables purchased	467.0	(467.0)	-
Servicing fees	1.4	(1.4)	-
Interest on intercompany note	1.2	(1.2)	-
(a)	Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	REGULATORY MATTERS

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In the second quarter of 2008, KCP&L completed a cost and schedule update for the Iatan No. 1 environmental project and the Iatan No. 2 coal plant construction project.  This updated assessment was driven by several factors, including (a) the combined projects reaching a milestone of 70% - 75% of the engineering work completed; (b) the integration of the Iatan No. 2 balance of plant schedule and quantity estimates into the master schedule and budget; and (c) continued challenging construction market trends, including rapidly escalating costs for construction materials and services, the level of global investment in power production facilities, the decline in the value of the U.S. dollar, and constrained labor availability.

The results of this update were as follows:

•	Based on the top end of the new estimate ranges, the combined increase in projected costs of the Iatan No. 1 environmental project and the new Iatan No. 2 unit is approximately 19%.

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.  KCP&L GMO owns 18% of this project.

•	The anticipated in-service date for Iatan No. 2 continues to be the summer of 2010.

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10-K.  KCP&L GMO owns 18% of this project.

•	The in-service date for the Iatan No. 1 environmental project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

In the Collaboration Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County, KCP&L agreed to use its best efforts to install emission control technologies to reduce emissions from the LaCygne Station prior to the required compliance date under the Environmental Protection Agency (EPA) best available retrofit technology rule (BART), but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.  KCP&L’s Comprehensive Energy Plan includes a project to install the required emission control technologies at LaCygne No. 1 for completion in 2009.  Demand for environmental equipment has increased substantially leading to extremely long lead times for equipment.  As a result, the LaCygne No. 1 project will not be completed in 2009.  Since KCP&L must also install such emission control technologies at LaCygne No. 2, management is evaluating the possibility of combining the required environmental upgrades for both LaCygne Nos. 1 and 2 into one project, but that determination has not yet been made.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  KCP&L has entered into agreements to acquire 100MW of wind generation for approximately $215 million.  The agreements are terminable by KCP&L in the event it does not receive certain regulatory assurances.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

The asset management and customer programs included in KCP&L’s Comprehensive Energy Plan are progressing on target.

KCP&L Missouri 2006 Rate Case Appeal
On December 21, 2006, the MPSC issued an order approving an approximate $51 million increase in annual revenues effective January 1, 2007.  Appeals of the MPSC order were filed in February 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, Praxair, Inc., and Trigen-Kansas City Energy Corporation, seeking to set aside or remand the order to the MPSC.  The court affirmed the MPSC’s decision in December 2007 and that decision was appealed by Trigen-Kansas City Energy Corporation.  Trigen-Kansas City Energy Corporation withdrew its appeal on June 3, 2008.

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

	June 30		December 31
	2008		2007
Regulatory Assets	(millions)
Taxes recoverable through future rates	$69.1		$66.5
Loss on reacquired debt	5.9	(a)	5.9
Change in depreciable life of Wolf Creek	-	(b)	45.4
Cost of removal	11.5		8.4
Asset retirement obligations	19.6		18.5
SFAS No. 158 pension and post-retirement costs	126.5	(c)	146.8
Other pension and post-retirement costs	77.5	(d)	76.1
Deferred customer programs	17.2	(e)	11.6
Rate case expenses	2.8	(f)	3.2
Skill set realignment costs	8.2	(g)	8.9
Kansas Energy Cost Adjustment	17.3	(h)	-
Kansas merger transition non-labor costs	10.0	(i)	-
Other	8.0	(j)	8.8
Total	$373.6		$400.1
Regulatory Liabilities
Emission allowances	$86.8		$87.5
Asset retirement obligations	31.3		39.4
Additional Wolf Creek amortization (Missouri)	-	(b)	14.6
Other	2.2		2.6
Total	$120.3		$144.1

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
Consistent with current ratemaking treatment in Missouri and Kansas, KCP&L reclassified the regulatory assets for change in depreciable life of Wolf Creek of $45.4 million (Missouri and Kansas) and the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million to accumulated depreciation in the second quarter of 2008.

(c)
The regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at June 30, 2008, is more than offset by related liabilities, not included in rate base, representing the difference between funding and expenses recognized for the pension and post-retirement plans, which will be amortized in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.”

(d)
The regulatory asset for other pension and post-retirement costs at June 30, 2008, includes $49.0 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $11.2 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.

(e)	$7.0 million not included in rate base.
(f)	$1.7 million not included in rate base and amortized over various periods.
(g)	$3.8 million not included in rate base and amortized through 2017.

(h)	Not included in rate base.
(i)
In the second quarter of 2008, KCP&L established a $10.0 million regulatory asset for recovery of merger transition non-labor costs pursuant to the KCC order approving the Aquila acquisition to be amortized over a five-year period beginning with the first rate case to include Iatan No. 2 in rate base for rates expected to be effective in 2010.

(j)	Certain insignificant items are not included in rate base and amortized over various periods.

6.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

Pension Plans and Other Employee Benefits
The Company maintains defined benefit pension plans for substantially all employees, including officers, of KCP&L, Services and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

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

	Pension Benefits		Other Benefits
Three Months Ended June 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$4.5	$4.7	$0.4	$0.3
Interest cost	7.9	7.5	1.1	1.0
Expected return on plan assets	(8.1)	(7.5)	(0.2)	(0.2)
Prior service cost	1.1	1.1	0.7	0.7
Recognized net actuarial loss	8.0	8.9	0.2	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	13.4	14.7	2.5	2.2
Regulatory adjustment	(1.1)	(2.2)	-	-
Net periodic benefit costs	$12.3	$12.5	$2.5	$2.2

	Pension Benefits		Other Benefits
Year to Date June 30	2008	2007	2008	2007
Components of net periodic benefit costs	(millions)
Service cost	$9.0	$9.2	$0.8	$0.5
Interest cost	15.9	14.9	2.2	1.8
Expected return on plan assets	(16.1)	(14.8)	(0.4)	(0.4)
Prior service cost	2.1	2.2	1.4	0.7
Recognized net actuarial loss	16.1	17.7	0.3	0.3
Transition obligation	-	-	0.6	0.6
Settlement charge	-	-	-	0.3
Net periodic benefit costs before
regulatory adjustment	27.0	29.2	4.9	3.8
Regulatory adjustment	(2.3)	(4.2)	-	-
Net periodic benefit costs	$24.7	$25.0	$4.9	$3.8

7.	EQUITY COMPENSATION

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

The following table summarizes Great Plains Energy’s and KCP&L’s equity compensation expense and associated income tax benefits.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
Great Plains Energy	(millions)
Compensation expense	$2.6	$1.5	$4.9	$2.6
Income tax benefits	0.8	0.6	1.5	1.0
KCP&L
Compensation expense	1.4	0.9	3.0	1.7
Income tax benefits	0.6	0.3	1.1	0.6

Performance Shares
Performance share activity year to date June 30, 2008, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	309,689	$30.34
Performance adjustment	(71,616)
Granted	129,296	26.22
Issued	(49,709)	31.28
Forfeited	(3,149)	32.87
Ending balance	314,511	28.47
* weighted-average

At June 30, 2008, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2008 was $26.22.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2007, was $32.87 and $32.00, respectively.  At June 30, 2008, there was $4.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares of common stock related to performance shares issued was $1.6 million year to date June 30, 2008, and $1.3 million for the same period in 2007.

Restricted Stock
Restricted stock activity year to date June 30, 2008, is summarized in the following table.

	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	446,882	$31.38
Granted and issued	56,509	26.30
Vested	(71,602)	30.15
Forfeited	(4,548)	32.87
Ending balance	427,241	30.90
* weighted-average

At June 30, 2008, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2008, was $26.23 and $26.30, respectively.  The weighted-average grant-date fair value of shares granted for the three months ended and year to date June 30, 2007, was $32.87 and $31.97, respectively.  At June 30, 2008, there was $5.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended and year to date June 30, 2008, was $1.4 million and $2.2 million, respectively and $0.3 million year to date June 30, 2007.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Prior to 2008, there were no shares of Great Plains Energy common stock issued to non-employee directors under Great Plains Energy’s Long-Term Incentive Plan.  At June 30, 2008, there were 7,300 shares of director deferred share units outstanding at a weighted-average grant date fair value of $28.21.  The total fair value of shares of director deferred share units issued was insignificant and $0.2 million for the three months ended and year to date June 30, 2008, respectively.

8.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2008, Great Plains Energy was in compliance with this covenant.  At June 30, 2008, Great Plains Energy had no outstanding cash borrowings or letters of credit under the credit facility.  At December 31, 2007, Great Plains Energy had $42.0 million of outstanding cash borrowings with a weighted-average interest rate of 5.44% and had issued letters of credit totaling $98.6 million under the credit facility.

KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At June 30, 2008, KCP&L was in compliance with this covenant.  At June 30, 2008, KCP&L had $192.9 million of commercial paper outstanding, at a weighted-average interest rate of 3.17%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2007, KCP&L had $365.8 million of commercial paper outstanding, at a weighted-average interest rate of 5.92%, $11.9 million of letters of credit outstanding and no outstanding cash borrowing under the facility.

9.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2008	2007
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
Senior Notes
6.50%	2011	150.0	150.0
5.85%	2017	250.0	250.0
6.375%	2018	350.0	-
6.05%	2035	250.0	250.0
Unamortized discount		(1.9)	(1.9)
EIRR bonds
4.65% Series 2005	2035	50.0	50.0
5.125% Series 2007A-1	2035	63.3	-
5.00% Series 2007A-2	2035	10.0	-
4.75% Series 2007A		-	73.3
5.375% Series 2007B	2035	73.2	73.2
4.90% Series 2008	2038	23.4	-
Total KCP&L		1,376.8	1,003.4

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
Unamortized discount		(0.4)	(0.5)
7.74% Affordable Housing Notes	2008	0.3	0.3
Current maturities		(0.3)	(0.3)
Total Great Plains Energy excluding current maturities		$1,476.4	$1,102.9
* Weighted-average interest rates at June 30, 2008.

In March and April 2008, KCP&L remarketed several series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process.

In March 2008, KCP&L remarketed the following:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through March 31, 2013, and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013.

In April 2008, KCP&L remarketed the following:

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through March 31, 2011, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities, none of KCP&L’s EIRR bonds remain in auction rate mode.

In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018.  As a result of amortizing the loss recognized in other comprehensive income (OCI) on KCP&L’s 2007 T-Locks, the effective interest rate on KCP&L’s $350.0 million of 6.375% Senior Notes is 7.49%.

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  KCP&L recorded a $15.9 million short-term receivable and a $7.5 million long-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear interest at a daily rate equal to 10% per annum until all the bonds are successfully remarketed.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
KCP&L	$0.4	$0.3	$0.8	$0.8
Other Great Plains Energy	0.2	0.1	0.3	0.7
Total Great Plains Energy	$0.6	$0.4	$1.1	$1.5

10.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

	Three Months Ended		Year to Date
	June 30		June 30
Great Plains Energy	2008	2007	2008	2007
Current income taxes	(millions)
Federal	$(14.3)	$16.1	$(19.7)	$7.1
State	7.0	2.0	6.3	(0.4)
Total	(7.3)	18.1	(13.4)	6.7
Deferred income taxes
Federal	(42.1)	(6.0)	(16.6)	13.3
State	23.1	(1.2)	31.2	3.9
Total	(19.0)	(7.2)	14.6	17.2
Noncurrent income taxes
Federal	1.0	0.5	1.3	(1.0)
State	0.3	0.5	0.3	0.4
Total	1.3	1.0	1.6	(0.6)
Investment tax credit
Deferral	51.5	-	51.5	-
Amortization	(0.4)	(0.3)	(0.7)	(0.7)
Total	51.1	(0.3)	50.8	(0.7)
Total income tax expense	26.1	11.6	53.6	22.6
Less: taxes on discontinued operations
Current tax expense	25.4	0.8	25.7	(5.2)
Deferred tax expense (benefit)	(32.2)	(4.4)	4.5	19.5
Noncurrent income tax expense	0.9	-	0.9	-
Income taxes on continuing operations	$32.0	$15.2	$22.5	$8.3

	Three Months Ended		Year to Date
	June 30		June 30
KCP&L	2008	2007	2008	2007
Current income taxes	(millions)
Federal	$(32.3)	$16.4	$(34.6)	$12.4
State	0.3	2.0	0.3	1.8
Total	(32.0)	18.4	(34.3)	14.2
Deferred income taxes
Federal	(21.7)	(2.0)	(21.6)	(0.8)
State	31.2	(0.1)	31.2	-
Total	9.5	(2.1)	9.6	(0.8)
Noncurrent income taxes
Federal	0.3	0.5	0.6	(1.0)
State	0.1	0.6	0.1	0.5
Total	0.4	1.1	0.7	(0.5)
Investment tax credit
Deferral	51.5	-	51.5	-
Amortization	(0.4)	(0.3)	(0.7)	(0.7)
Total	51.1	(0.3)	50.8	(0.7)
Total	$29.0	$17.1	$26.8	$12.2

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense (benefit) and the effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$15.8	$16.7	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.1)	0.8	(2.4)	1.8
Amortization of investment tax credits	(0.4)	(0.3)	(0.8)	(0.7)
Federal income tax credits	(2.9)	(1.7)	(6.4)	(3.4)
State income taxes	1.9	0.2	4.2	0.5
Rate change on deferred taxes	19.3	-	42.6	-
Changes in uncertain tax positions, net	(0.6)	0.4	(1.4)	0.8
Aquila transaction costs	(0.1)	-	(0.3)	-
Other	0.1	(0.9)	0.4	(2.1)
Total	$32.0	$15.2	70.9%	31.9%

Great Plains Energy	Income Tax Expense		Income Tax Rate
Year to Date June 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$10.6	$13.0	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.3)	1.7	(4.4)	4.7
Amortization of investment tax credits	(0.7)	(0.7)	(2.3)	(1.9)
Federal income tax credits	(5.0)	(3.8)	(16.6)	(10.2)
State income taxes	0.9	(0.7)	3.1	(1.9)
Rate change on deferred taxes	19.3	-	63.7	-
Changes in uncertain tax positions, net	(0.6)	0.2	(2.1)	0.5
Aquila transaction costs	(0.3)	-	(1.1)	-
Other	(0.4)	(1.4)	(1.1)	(3.7)
Total	$22.5	$8.3	74.2%	22.5%

KCP&L	Income Tax Expense		Income Tax Rate
Three Months Ended June 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$12.9	$18.7	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.1)	0.8	(3.0)	1.6
Amortization of investment tax credits	(0.4)	(0.3)	(1.0)	(0.7)
Federal income tax credits	(2.8)	(1.3)	(7.7)	(2.4)
State income taxes	1.0	1.4	2.6	2.5
Rate change on deferred taxes	20.3	-	55.0	-
Changes in uncertain tax positions, net	(0.6)	0.4	(1.7)	0.7
Parent company tax benefits	(0.8)	(1.5)	(2.2)	(2.8)
Other	0.5	(1.1)	1.4	(2.0)
Total	$29.0	$17.1	78.4%	31.9%

KCP&L	Income Tax Expense		Income Tax Rate
Year to Date June 30	2008	2007	2008	2007
	(millions)
Federal statutory income tax	$18.1	$17.7	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(1.3)	1.7	(2.6)	3.4
Amortization of investment tax credits	(0.7)	(0.7)	(1.4)	(1.4)
Federal income tax credits	(4.9)	(3.1)	(9.5)	(6.1)
State income taxes	1.3	1.3	2.5	2.6
Rate change on deferred taxes	20.3	-	39.2	-
Changes in uncertain tax positions, net	(0.6)	0.2	(1.2)	0.3
Parent company tax benefits	(5.2)	(3.2)	(10.0)	(6.3)
Other	(0.2)	(1.7)	(0.2)	(3.5)
Total	$26.8	$12.2	51.8%	24.0%

SFAS No. 109, “Accounting for Income Taxes,” requires companies to adjust deferred tax assets and liabilities to reflect tax rates that are anticipated to be in effect when timing differences reverse.  Due to the sale of Strategic Energy during the second quarter of 2008, the composite tax rate for the Company is expected to increase as a result of the change in composition of states that Great Plains Energy conducts business.  Therefore, deferred tax assets and liabilities have been adjusted to reflect the increase in the composite tax rate.  The impact of the increase in the composite tax rate on deferred tax assets and liabilities resulted in tax expense for Great Plains Energy and KCP&L of $19.3 million and $20.3 million, respectively, for the three months ended and year to date June 30, 2008.

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements.  Upon adoption of FIN No. 48 on January 1, 2007, Great Plains Energy recognized an $18.8 million increase in the liability for unrecognized tax benefits.  This increase was offset by a $0.9 million decrease to the January 1, 2007, balance of retained earnings, a $17.9 million decrease in deferred taxes, a $4.0 million decrease in accrued taxes and a $4.0 million increase in accrued interest.  KCP&L recognized a $19.8 million increase in the liability for unrecognized tax benefits that was offset by a $0.2 million decrease to the January 1, 2007, balance of retained earnings, a $15.7 million decrease in deferred taxes and a $3.9 million decrease in accrued taxes.

At June 30, 2008 and December 31, 2007, Great Plains Energy had $23.5 million and $21.9 million, respectively, of liabilities related to unrecognized tax benefits.  KCP&L had liabilities for unrecognized tax benefits of $20.3 million and $19.6 million at June 30, 2008 and December 31, 2007, respectively.  For the three months ended and year to date June 30, 2008, $0.6 million of tax benefits related to unrecognized tax benefits impacted the effective tax rate for Great Plains Energy and KCP&L.

For the three months ended and year to date June 30, 2008, Great Plains Energy recognized $0.8 million and $1.4 million, respectively, of interest expense related to unrecognized tax benefits.  For the three months ended and year to date June 30, 2008, KCP&L recognized $0.2 million and $0.5 million, respectively, of interest expense related to unrecognized tax benefits.  At June 30, 2008, and December 31, 2007, accrued interest related to unrecognized tax benefits for Great Plains Energy was $9.8 million and $8.4 million, respectively.  KCP&L had accrued interest related to unrecognized tax benefits of $3.9 million and $3.4 million, respectively, at June 30, 2008 and December 31, 2007.  No amounts were accrued for penalties with respect to unrecognized tax benefits.

On May 12, 2008, Great Plains Energy agreed to IRS audit adjustments related to the 2000 to 2003 tax years.  The audit adjustments and agreement must be approved by the Joint Committee on Taxation.  The Joint Committee on Taxation is expected to make a decision before the statute of limitations for 2000 to 2003 is scheduled to expire on December 31, 2008.  If approved, Great Plains Energy and KCP&L expect to recognize $8.8 million and $7.8 million, respectively, of federal and state unrecognized tax benefits, which will result in a decrease to the liability for unrecognized tax benefits and an increase to deferred tax liabilities with an insignificant impact to income taxes.  Great Plains Energy and KCP&L expect to reverse $7.8 million and $2.3 million of pre-tax interest expense previously accrued related to unrecognized tax benefits if approved.

Advanced Coal Credit
On April 28, 2008, KCP&L was notified that its application filed in 2007 for $125.0 million in advanced coal investment tax credits (ITC) was approved by the IRS.  The credit is based on the amount of expenses incurred on the construction of Iatan No. 2.  As a result, Great Plains Energy and KCP&L recognized $51.5 million of federal tax benefits related to costs incurred to date on the plant in the second quarter of 2008.  However, tax laws require the company to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized $51.5 million of deferred ITC expense to offset the federal tax benefit.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.

11.	DISCONTINUED OPERATIONS - SALE OF STRATEGIC ENERGY

In 2007, Great Plains Energy retained a financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million, including the base purchase price of $300.0 million plus an estimated working capital adjustment of $5.3 million subject to final adjustment pursuant to the terms of the purchase agreement.  Great Plains Energy expects the final adjustment to be insignificant.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Strategic Energy is reported as discontinued operations for the periods presented.

Under the terms of the purchase agreement with Direct Energy, Great Plains Energy indemnifies Direct Energy for various matters, including: breaches of representations, warranties and covenants; funds advanced by Strategic Energy to certain of its channel partners if such funds become uncollectible before December 2, 2009 (approximately $8 million, excluding commission offsets); and losses associated with litigation and other certain claims exceeding $7.5 million in the aggregate.  Great Plains Energy has not reserved any amount respecting this indemnification obligation.

The following table summarizes the income (loss) from Strategic Energy’s discontinued operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
Revenues	$139.6	$485.5	$667.4	$894.1

Income (loss) from operations before income taxes (a)	$92.5	$(10.4)	$182.4	$34.6
Loss on disposal before income taxes	(116.6)	-	(116.6)	-
Total income (loss) on discontinued operations
before income taxes	(24.1)	(10.4)	65.8	34.6
Income taxes	5.9	3.6	(31.1)	(14.3)
Income (loss) from discontinued operations,
net of income taxes	$(18.2)	$(6.8)	$34.7	$20.3
(a)	Three months ended and year to date June 30, 2008, amounts include $106.0 million and $189.1 million, respectively of unrealized net gains related to derivatives contracts.

The following table provides additional information regarding the net cash proceeds and loss on sale of Strategic Energy.

Sale of Strategic Energy
	(millions)
Net cash proceeds			$270.8
Income taxes on sale			34.5
Gross cash proceeds			305.3

Net assets of discontinued operations at December 31, 2007	$233.7
Intercompany liabilities not in discontinued operations	(3.0)
Income taxes on parent included in discontinued operations	6.2
Book value of investment in Strategic Energy at December 31, 2007		$236.9
Increase (decrease) to book value:
Net income (a)		187.8
Change in OCI		(14.2)
Equity contribution from parent		14.4
Distributions to parent		(3.0)
Book value of investment in Strategic Energy at June 2, 2008			421.9

Loss on disposal before income taxes			$(116.6)
(a)	Amount includes $189.1 million of unrealized net gains related to derivatives contracts.

Strategic Energy’s assets and liabilities of discontinued operations are summarized in the following table.

December 31
2007
Assets	(millions)
Cash	$43.1
Restricted cash	0.7
Receivables, net	261.4
Deferred income taxes	16.2
Derivative instruments	52.7
Nonutility property	6.8
Goodwill	88.1
Other	18.1
Total assets of discontinued operations	$487.1
Liabilities
Accounts payable	$165.1
Accrued taxes	10.8
Derivative instruments	38.2
Deferred income taxes	16.8
Other	22.5
Total liabilities of discontinued operations	$253.4
Net assets of discontinued operations	$233.7

12.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L receives various support and administrative services from Services.  These services are billed to KCP&L at cost, based on payroll and other expenses, incurred by Services for the benefit of KCP&L.  These costs totaled $3.6 million and $7.5 million for the three months ended and year to date June 30, 2008, respectively, and $3.2 million and $7.8 million for the same periods in 2007.  These costs consisted primarily of employee compensation, benefits and fees associated with various professional services.  At June 30, 2008, and December 31, 2007, KCP&L had a short-term intercompany payable to Services of $0.9 million and $1.8 million, respectively.  Also at June 30, 2008, and December 31, 2007, KCP&L had a long-term intercompany payable to Services of $1.1 million and $1.5 million, respectively, related to unrecognized pension expense recorded under the provision of SFAS No. 158.  At June 30, 2008, KCP&L had a short-term intercompany payable to Great Plains Energy of $7.5 million and at December 31, 2007, KCP&L had a short-term intercompany receivable from Great Plains Energy of $10.5 million.  At December 31, 2007, KCP&L’s balance sheet reflects a note payable from HSS to Great Plains Energy of $0.6 million.

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products that are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on KCP&L and Great Plains Energy.

KCP&L seeks to use current environmental technology.  KCP&L conducts environmental audits designed to ensure compliance with governmental regulations.  At June 30, 2008, and December 31, 2007, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers water monitoring at one site.  The amounts accrued were established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amounts may be paid.

Environmental-related legislation is continually introduced and such legislation typically includes various compliance dates and compliance limits.  It is possible that legislation could be enacted at the federal or state level to address global climate change, including efforts to reduce and control the emission of greenhouse gases, such as CO2, which is created in the combustion of fossil fuels.  In addition, there could be national and/or state mandates to produce a set percentage of electricity from renewable forms of energy, such as wind.  The probability and impact of such legislation cannot be reasonably estimated at this time, including the cost to install new equipment to achieve compliance, but such legislation could have the potential for a significant financial and operational impact on KCP&L.  KCP&L would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  In 2007, KCP&L became aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan No. 1.  In May 2008, a subpoena requesting documents was received by KCP&L.  KCP&L is preparing a response to the subpoena.  The ultimate outcome of these grand jury activities cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse affect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

The following table contains current estimates of KCP&L’s capital expenditures (exclusive of allowance for funds used during construction and property taxes) to comply with the Clean Air Interstate Rule (CAIR) as it existed before the July 2008 court order vacating the rule, and BART, including accelerated environmental upgrade expenditures outlined in KCP&L’s Comprehensive Energy Plan.  As discussed below, CAIR has been vacated and the matter remanded to the EPA.  It is not possible to project what rules the EPA may issue as a result of this remand, or the costs associated with such rules.  The actual cost of compliance with these future rules, and for BART, may be significantly different from the cost estimates provided in the following table.  The following table does not reflect any costs for complying with other future laws or regulations, including potential regulations regarding mercury.  The allocation between states is based on location of the facilities and has no bearing as to recovery in jurisdictional rates.

Clean Air Estimated
Environmental Expenditures (a)	Missouri			Kansas			Total
	(millions)
CAIR	$478	-	661		$-		$478	-	661	(b)
Incremental BART		-		538	-	657	538	-	657	(c)
Less: expenditures through June 30, 2008	(182)				-		(182)
Estimated remaining required environmental expenditures	$296	-	479	$538	-	657	$834	-	1,136
(a)	The amounts reflect KCP&L's portion of the cost of projects at jointly-owned units.
(b)	Changes from the 2007 Form 10-K reflect a change in assumptions related to the type of equipment that may be installed at the
Montrose Station and updated estimates for Iatan No. 1.
(c)	Reflects an estimated $261 million to $318 million associated with the LaCygne No. 1 baghouse and scrubber project included in the Comprehensive Energy Plan.

The table does not reflect potential costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Potential costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  Also, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L will evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  The potential capital costs of the Collaboration Agreement provisions relating to emission limits at Iatan and LaCygne generating stations are within the overall estimated capital cost ranges disclosed below.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Interstate Rule
The EPA’s recently vacated CAIR required reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions would have been accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps would have been effective January 1, 2015.  KCP&L’s fossil fuel-fired plants located in Missouri were subject to CAIR, while its fossil fuel-fired plants in Kansas were not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule that is consistent with its opinion.  The Court has not issued its mandate, and CAIR is still in effect until that occurs.  The Court's mandate will be deferred during the 45-day period allowed for the filing of any petitions for rehearing, unless a petition is received and granted for immediate issuance of the mandate.  Until the Court’s mandate is issued and potential subsequent appeals are resolved, it is difficult to anticipate the EPA’s response.

On remand to the EPA, CAIR could be revised to reflect the Court’s decision, which could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading, or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known, any of which could significantly increase the compliance costs noted in the preceding table.

KCP&L expected to meet the emissions reductions required by CAIR at its Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  CAIR established a market-based cap-and-trade program with an emission allowance allocation.  Facilities would have demonstrated compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L would also have been allowed to utilize unused SO2 emission allowances that it has accumulated during previous years of the Acid Rain Program to meet the more stringent CAIR requirements.  At June 30, 2008, KCP&L had accumulated unused SO2 emission allowances sufficient to support just over 94,000 tons of SO2 emissions under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.

Analysis of the CAIR rule indicated that NOx and SO2 control might have been required for KCP&L’s Montrose Station in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station could have been achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, a study will be completed in 2008 to assess potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.

The estimated required environmental expenditures presented in the table above do not reflect any amounts for compliance with a revised or replaced CAIR because management cannot predict the outcome of further legislative, judicial or regulatory actions or their financial or operational effects on KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s business, results of operations and financial position.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including LaCygne Nos. 1 and 2 in Kansas and Iatan No. 1 and Montrose No. 3 in Missouri.  Initially, in Missouri, compliance with CAIR is compliance with BART for individual sources.  Depending on how the EPA responds to the July 11, 2008, D.C. Circuit Court of Appeals decision vacating CAIR, the timing of installation of environmental control equipment and the availability of SO2 emission allowances, the estimated required environmental expenditures presented in the table above could shift from CAIR to incremental BART for Missouri.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.

Mercury Emissions
The EPA Clean Air Mercury Rule (CAMR) regulated mercury emissions from coal-fired power plants located in 48 states, including Kansas and Missouri, under the Clean Air Act.  In February 2008, a court vacated and remanded CAMR back to the EPA.  In March 2008, the court issued its mandate.  As a result, the rule is effectively void.  In May 2008, petitions for rehearing of the matter by the full court were denied.  The time for an appeal to the Supreme Court has not expired.  If all appeals are denied, it is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury emissions.  These MACT standards, if adopted, could impact both KCP&L’s new and existing facilities.  The estimated required environmental expenditures presented in the table above do not reflect any amounts for compliance with the vacated CAMR or possible MACT standards because management cannot predict the outcome of further judicial or regulatory actions or their financial or operations effects on KCP&L.  However, such effects could be significant.

Carbon Dioxide
Many bills concerning greenhouse gases, including CO2, are being debated at the federal and state levels.  There are various compliance dates and reduction strategies stipulated in the bills.  While legislation at both the federal and state levels has been introduced, it is difficult to predict when or if the legislation will be enacted.  The U.S. Supreme Court has determined that the EPA has statutory authority to regulate CO2 from new motor vehicles if the EPA forms a judgment that such emissions contribute to climate change.  If the EPA forms such a judgment, it may ultimately regulate other sources of CO2, which may include KCP&L facilities.  The KDHE has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.

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

In May 2008, the Kansas legislature passed a bill requiring certain coal-fired generating units commencing operation after January 1, 2008, to engage in the capture, reduction or mitigation of carbon dioxide if regulations for the emission of carbon dioxide from these facilities have been established.  Another provision in the bill required certain coal-fired generating units commencing operation after January 1, 2008, to achieve 80% or greater reduction of mercury emissions.  Neither of these provisions applied to KCP&L’s existing or currently planned facilities, but could have applied to future generation facilities constructed in Kansas.  The Kansas governor subsequently vetoed the bill and the legislature did not override the veto.

Ozone
In June 2007, monitor data indicated that the Kansas City area violated the primary eight-hour ozone national ambient air quality standard (NAAQS).  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address a confirmed violation.  These options include, but are not limited to, designating the area “non-attainment” and requiring a new regulatory plan to reduce emissions or leaving the designation unchanged, but still requiring a new regulatory plan.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s operations, but the EPA’s response could have a significant impact on Great Plains Energy's and KCP&L's results of operations and financial position.

On March 12, 2008, the EPA significantly strengthened its NAAQS for ground-level ozone.  The EPA is revising the primary eight-hour ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA is also strengthening the secondary eight-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standards, set in 1997, was effectively 0.084 ppm.

By March 2009, states are required to make recommendations for areas to be designated attainment and nonattainment.  By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans, outlining how states will reduce ozone to meet the standards, in nonattainment areas.  Although the impact on KCP&L operations will not be known until after the nonattainment designations are made and the state implementation plans are submitted, the impact could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations and financial position.

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

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In April 2008, the Supreme Court agreed to hear an appeal on the issue of whether the Act authorized the EPA to compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  At this time, management is unable to predict the outcome of this proceeding, how the EPA will respond or how that response will impact KCP&L’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan and Montrose Stations.

Nuclear Plant

Spent Nuclear Fuel and Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  On June 3, 2008, the DOE filed with the Nuclear Regulatory Commission (NRC) an application for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  The application is now undergoing a 90-day review by the NRC to determine whether it will accept the application for docketing.  On July 15, 2008, the director of the DOE’s Office of Civilian Radioactive Waste Management (OCRWM) testified before Congress that, assuming the NRC approves the application in the next three to four years, the DOE could be ready to begin accepting spent nuclear fuel by 2020, but only if Congress provides adequate funding for the project.  Management cannot predict when this site may be available for Wolf Creek.  Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel.  Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025.  If the DOE meets its revised timetable for accepting spent fuel for disposal by 2020, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2028.  Management can make no assurance that the DOE will meet its revised timetable and will continue to monitor this activity.  See Note 14 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of all classes of its low-level radioactive waste at existing third-party repositories.  Effective July 1, 2008, the State of South Carolina no longer accepts low-level radioactive waste at its disposal site at Barnwell, South Carolina, except for waste from generators located in South Carolina, Connecticut, and New Jersey, the three states that make up the Atlantic Interstate Low-Level Radioactive Waste Management Compact.  Management expects that another site in the state of Utah will remain available to Wolf Creek.  Should disposal capability become unavailable, management believes Wolf Creek will be able to store its low-level radioactive waste in an on-site facility.  Management believes that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

Contractual Commitments
The following table updates selected items from Great Plains Energy’s and KCP&L’s contractual commitments in the 2007 Form 10-K to reflect significant changes.

	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Fuel	$74.2	$105.1	$72.4	$12.4	$15.5	$195.2	$474.8
Comprehensive Energy Plan	386.2	331.2	68.0	-	-	-	785.4

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation and natural gas.  Comprehensive Energy Plan represents KCP&L’s contractual commitments for projects included in its Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.

14.	LEGAL PROCEEDINGS

Kansas City Power & Light Company v. Union Pacific Railroad Company
In October 2005, KCP&L filed a rate complaint case with the Surface Transportation Board (STB) charging that Union Pacific Railroad Company’s (Union Pacific) rates for transporting coal from the Powder River Basin (PRB) in Wyoming to KCP&L’s Montrose Station are unreasonably high.  Prior to the end of 2005, the rates were established under a contract with Union Pacific.  Efforts to extend the term of the contract were unsuccessful and Union Pacific is the only service for coal transportation from the PRB to Montrose Station.  KCP&L charged that Union Pacific possesses market dominance over the traffic and requested the STB prescribe maximum reasonable rates.

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  It is estimated that the reparations with interest due to KCP&L for 2006 coal deliveries are approximately $2.9 million.  Reparations for subsequent periods cannot be calculated at this time because actual costs for the period have not been finalized.  Union Pacific did not appeal the decision.

Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.

The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court granted KCP&L’s motion to dismiss.  The Court held that Travelers is not entitled to any of the money at issue in this case.  Travelers has the right to appeal this decision, although no appeal has been filed at this time.

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

Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty-five other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case is on a court-ordered stay until further order of the court to allow for some of the earlier cases to be decided first by an appellate court.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

Weinstein v. KLT Telecom
Richard D. Weinstein (Weinstein) filed suit against KLT Telecom Inc. (KLT Telecom) in September 2003 in the Circuit Court of St. Louis County, Missouri.  KLT Telecom acquired a controlling interest in DTI Holdings, Inc. (Holdings) in February 2001 through the purchase of approximately two-thirds of the Holdings stock held by Weinstein.  In connection with that purchase, KLT Telecom entered into a put option in favor of Weinstein, which granted Weinstein an option to sell to KLT Telecom his remaining shares of Holdings stock.  The put option provided for an aggregate exercise price for the remaining shares equal to their fair market value with an aggregate floor amount of $15 million and was exercisable between September 1, 2003, and August 31, 2005.  In June 2003, the stock of Holdings was cancelled and extinguished pursuant to the joint Chapter 11 plan confirmed by the Bankruptcy Court.  In September 2003, Weinstein delivered a notice of exercise of his claimed rights under the put option.  KLT Telecom rejected the notice of exercise, and Weinstein filed suit alleging breach of contract.  Weinstein sought damages of at least $15 million, plus statutory interest.  In April 2005, summary judgment was granted in favor of KLT Telecom, and Weinstein appealed this judgment to the Missouri Court of Appeals for the Eastern District, which affirmed the judgment.  The judgment was appealed to the Missouri Supreme Court, which reversed the decision of the trial court and remanded the case to the trial court for further handling on May 29, 2007.  In March 2008, the parties settled this matter for an amount less than the $15 million reserve recorded in 2001 and Great Plains Energy released the remaining reserve resulting in $3.4 million of after-tax income.

15.	ASSET RETIREMENT OBLIGATIONS

Asbestos abatement activity is currently underway on certain generating units at KCP&L’s Hawthorn Station resulting in a revision in timing used in computing the original present value of the asbestos ARO.  With the five-year asbestos abatement project currently underway, management was able to perform an analysis to update prior cost estimates determining an increase in comparison to previous estimates used in computing the original asbestos ARO.  As a result of the increased costs experienced in the project at KCP&L’s Hawthorn station, management performed an analysis to update prior cost estimates for KCP&L’s Montrose and LaCygne Stations, determining an increase in comparison to previous estimates.  As a result of these changes, KCP&L has recorded a $17.2 million increase in the ARO for asbestos abatement with a corresponding increase in asset retirement costs in utility plant since December 31, 2007.

In addition, management identified an additional asbestos ARO.  The wiring used in generating stations includes asbestos insulation, which would require special handling if disturbed.  Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of the plant, a fair value of the obligation cannot be reasonably estimated at this time.  Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.

The following table summarizes the change in Great Plains Energy’s and KCP&L’s AROs.

	June 30	December 31
	2008	2007
	(millions)
Beginning balance	$94.5	$91.8
Additions	17.2	-
Settlements	(2.3)	(1.1)
Accretion	3.0	3.8
Ending balance	$112.4	$94.5

16.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting which generally segregates reportable segments based on products and services, management responsibility and regulation.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  As a result, Strategic Energy’s financial results are reported as discontinued operations and Strategic Energy is no longer considered a reportable segment.  The one reportable business segment is KCP&L, an integrated, regulated electric utility.  Other includes HSS, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segments.  Prior year information has been recast to reflect Strategic Energy as discontinued operations.

Three Months Ended			Great Plains
June 30, 2008	KCP&L	Other	Energy
	(millions)
Operating revenues	$335.0	$-	$335.0
Depreciation and amortization	(50.8)	-	(50.8)
Interest charges	(19.9)	9.5	(10.4)
Income taxes	(29.0)	(3.0)	(32.0)
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	(18.2)	(18.2)
Net income (loss)	7.9	(12.9)	(5.0)

Year to Date			Great Plains
June 30, 2008	KCP&L	Other	Energy
	(millions)
Operating revenues	$632.6	$-	$632.6
Depreciation and amortization	(101.0)	-	(101.0)
Interest charges	(36.7)	(15.3)	(52.0)
Income taxes	(26.8)	4.3	(22.5)
Loss from equity investments	-	(0.8)	(0.8)
Discontinued operations	-	34.7	34.7
Net income	24.9	17.6	42.5

Three Months Ended			Great Plains
June 30, 2007	KCP&L	Other	Energy
	(millions)
Operating revenues	$319.1	$-	$319.1
Depreciation and amortization	(43.8)	-	(43.8)
Interest charges	(16.7)	(0.8)	(17.5)
Income taxes	(17.1)	1.9	(15.2)
Loss from equity investments	-	(0.3)	(0.3)
Discontinued operations	-	(6.8)	(6.8)
Net income (loss)	36.5	(10.9)	25.6

Year to Date			Great Plains
June 30, 2007	KCP&L	Other	Energy
	(millions)
Operating revenues	$574.8	$-	$574.8
Depreciation and amortization	(86.8)	-	(86.8)
Interest charges	(34.9)	(3.7)	(38.6)
Income taxes	(12.2)	3.9	(8.3)
Loss from equity investments	-	(0.7)	(0.7)
Discontinued operations	-	20.3	20.3
Net income	38.6	10.4	49.0

			Great Plains
	KCP&L	Other	Energy
June 30, 2008	(millions)
Assets	$4,703.5	$64.9	$4,768.4
Capital expenditures (a)	378.8	0.8	379.6
December 31, 2007
Assets (b)	$4,290.7	$541.4	$4,832.1
Capital expenditures (a)	511.5	4.4	515.9
(a) Capital expenditures reflect year to date amounts for the periods presented.
(b) Other includes assets of discontinued operations.

KCP&L
The following tables reflect summarized financial information concerning KCP&L’s reportable segment for 2007.  For the periods prior to the January 2, 2008, transfer of HSS to KLT Inc., other included HSS and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.

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

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of internal risk management committees.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity-price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the Normal Purchases and Normal Sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value are recognized currently in net income unless specific hedge accounting criteria are met.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three Forward Starting Swaps (FSS), with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS were designed to effectively remove most of the interest rate uncertainty and, to the extent that swap spreads correlate with credit spreads, some degree of credit spread uncertainty with respect to the debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the Aquila acquisition and treated as an economic hedge.  Due to a change in financing plans, during the second quarter of 2008, Great Plains Energy redesignated the FSS from an economic hedge (non-hedging derivative) to a cash flow hedge.  Prior to the redesignation, the change in the fair value of the FSS decreased interest expense by $12.7 million and increased interest expense by $9.2 million for the three months ended and year to date June 30, 2008, respectively.  Subsequent to the redesignation, the FSS are accounted for as cash flow hedges and the fair value is recorded as a current asset or liability with an offsetting entry to OCI, to the extent the hedges are effective, until the forecasted transaction occurs.  No ineffectiveness has been recorded on the FSS.  The pre-tax gain or loss on the FSS recorded to OCI will be reclassified to interest expense over the life of the future debt issuance.

Treasury Locks
In 2007, Great Plains Energy entered into three T-Locks, with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In the first quarter of 2008, KCP&L issued $350.0 million 10-year long-term debt and the T-Locks settled simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense year to date June 30, 2008, includes a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  An insignificant amount was reclassified from OCI to interest expense subsequent to the debt issuance.  At June 30, 2008, KCP&L had $37.9 million recorded in accumulated OCI for the T-Locks.

In 2006, Great Plains Energy entered into a T-Lock to hedge against interest rate fluctuations on an anticipated $100.0 million 10-year long-term debt issuance.  In the first quarter of 2007, Great Plains Energy allowed the T-Lock to expire while the terms of the debt offering were re-evaluated and the resulting $0.1 million loss was recorded to interest expense as cash flow ineffectiveness.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At June 30, 2008, KCP&L had hedged 51% and 4% of its 2008 and 2009, respectively, projected natural gas usage for retail load and firm MWh sales, primarily by utilizing fixed forward physical contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, the ineffective portion of the change in fair market value is recorded currently in fuel expense.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	June 30		December 31
	2008		2007
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$5.9	$4.0	$5.5	$0.7
Forward contracts
Cash flow hedges	1.3	0.8	1.4	-
Anticipated debt issuance
Forward starting swap	250.0	(28.4)	-	-
Treasury lock	-	-	350.0	(28.0)
Non-hedging derivatives	-	-	250.0	(16.4)
KCP&L
Swap contracts
Cash flow hedges	5.9	4.0	5.5	0.7
Forward contracts
Cash flow hedges	1.3	0.8	1.4	-
Anticipated debt issuance
Treasury lock	-	-	350.0	(28.0)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2008	2007	2008	2007
	(millions)
Current assets	$18.2	$14.6	$18.2	$14.6
Current liabilities	(44.9)	(31.0)	(38.0)	(26.6)
Deferred income taxes	10.4	6.2	7.7	4.5
Assets of discontinued operations	-	31.0	-	-
Liabilities of discontinued operations	-	(16.9)	-	-
Deferred income taxes, included in assets
and liabilities of discontinued operations	-	(5.8)	-	-
Total	$(16.3)	$(1.9)	$(12.1)	$(7.5)

Great Plains Energy’s accumulated OCI in the table above at June 30, 2008, includes $0.4 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $0.9 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
Great Plains Energy	(millions)
Interest expense	$0.9	$(0.1)	$1.0	$(0.2)
Income taxes	(0.2)	-	(0.3)	0.1
Income (loss) from discontinued operations
Purchased power expense	(110.2)	16.4	(106.1)	38.3
Income taxes	45.5	(6.6)	43.8	(15.6)
OCI	$(64.0)	$9.7	$(61.6)	$22.6
KCP&L
Interest expense	$0.8	$(0.1)	$0.8	$(0.2)
Income taxes	(0.2)	-	(0.2)	0.1
OCI	$0.6	$(0.1)	$0.6	$(0.1)

18.	FAIR VALUE MEASUREMENTS

Great Plains Energy and KCP&L adopted SFAS No. 157, “Fair Value Measurements” effective January 1, 2008.  This statement defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (GAAP) and expands disclosures about fair value measurements.  The statement does not require any new fair value measurements but provides guidance on how to measure fair value when required.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various Company measurements within the levels is as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of equity and certain U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and debt securities and certain U.S. Agency securities within KCP&L’s decommissioning trust fund.

Level 3 – Unobservable inputs, reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of mortgage-backed securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following table includes Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2008.

		Fair Value Measurements Using
	June 30	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$4.8	$-	$4.8	$-
Nuclear decommissioning trust (b)	104.7	59.5	36.3	8.9
Total	$109.5	$59.5	$41.1	$8.9

Other Great Plains Energy
Liabilities
Derivative instruments (a)	28.4	-	28.4	-
Total	$28.4	$-	$28.4	$-

Great Plains Energy
Assets
Derivative instruments (a)	$4.8	$-	$4.8	$-
Nuclear decommissioning trust (b)	104.7	59.5	36.3	8.9
Total	109.5	59.5	41.1	8.9
Liabilities
Derivative instruments (a)	28.4	-	28.4	-
Total	$28.4	$-	$28.4	$-

(a) The fair value of derivative instruments is estimated using market quotes, net of estimated credit risk. Upon adoption of SFAS No. 157, the Company's own credit risk has been incorporated into the valuation of derivative liabilities. This had no impact to Great Plains Energy or KCP&L.
(b) Fair value is based on quoted market prices of the investments held by the fund.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended and year to date June 30, 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance April 1, 2008	$6.0	$93.0	$99.0
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.1)	-	(0.1)
Purchase, issuances, and settlements	(0.7)	-	(0.7)
Transfers in and/or out of Level 3	3.7	-	3.7
Discontinued operations	-	(93.0)	(93.0)
Balance June 30, 2008	$8.9	$-	$8.9

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.2)	-	(0.2)
Purchase, issuances, and settlements	(1.1)	-	(1.1)
Transfers in and/or out of Level 3	3.7	(16.4)	(12.7)
Discontinued operations	-	(6.0)	(6.0)
Balance June 30, 2008	$8.9	$-	$8.9

KCP&L’s level 3 activity consists of mortgage-backed securities held by KCP&L’s decommissioning trust fund.  Other Great Plains Energy’s level 3 activity consisted almost entirely of forward physical energy purchases and other derivative instruments held by Strategic Energy.  Strategic Energy was sold on June 2, 2008.

SFAS No. 157 is not yet effective for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  The effective date for these measurements has been delayed by Financial Accounting Standards Board (FASB) Staff Position (FSP) SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” to January 1, 2009, and interim periods within that fiscal year.  Management is currently evaluating the impact of adoption to those nonfinancial assets and liabilities delayed by FSP FAS No. 157-2 and has not yet determined the impact on Great Plains Energy's and KCP&L's financial statements.

In January 2008, the FASB proposed FSP SFAS No. 157-c, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the third quarter of 2008.

19.	NEW ACCOUNTING STANDARDS

SFAS No. 141(R)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement significantly changes how business combinations are accounted for in current practice.  Changes to current practice include, among other things, requiring all assets acquired and liabilities assumed in a business combination to be measured at fair value in accordance with SFAS No. 157 as of the acquisition date, an acquirer to expense transaction costs and equity securities issued as consideration in a business combination be recorded at fair value as of the acquisition date.  The provisions of this statement are effective for Great Plains Energy and KCP&L prospectively for business combinations occurring on or after January 1, 2009, except it requires the prospective application of the provisions related to income taxes to business combinations occurring in 2008.  As SFAS No. 141(R) provisions related to income taxes are effective for the Aquila acquisition, any adjustments to Aquila’s deferred tax assets and uncertain tax position balances that occur after the measurement period, which is limited to a maximum of one year from the acquisition date, will be recorded as a component of income tax expense as required by the standard.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The MD&A that follows is a combined presentation for Great Plains Energy and KCP&L, both registrants under this filing.  The discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of the registrants during the periods presented.

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries with operations or active subsidiaries are KCP&L, KLT Inc., IEC and Services.  In July 2008, IEC was merged into KLT Inc.  On July 14, 2008, Great Plains Energy closed its acquisition of Aquila.  See Note 2 to the consolidated financial statements for additional information.  Great Plains Energy’s and KCP&L’s sole reportable business segment is KCP&L for the periods presented.

KCP&L
KCP&L is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity.  KCP&L has over 4,000 MWs of generating capacity and has transmission and distribution facilities that provide electricity to approximately 509,000 customers in the states of Missouri and Kansas.  KCP&L is currently experiencing load growth that is less than historically experienced as a result of the slowing economy.  Load growth consists of higher usage per customer and the addition of new customers.  KCP&L’s retail electricity rates are below the national average.

Earnings Overview
Great Plains Energy had a loss of $5.4 million, or $0.06 per share for the three months ended June 30, 2008, including a loss of $18.2 million or $0.21 per share from the discontinued operations of Strategic Energy.  For the same period in 2007, earnings were $25.1 million, or $0.29 per share, including a loss of $6.8 million or $0.08 per share from the discontinued operations of Strategic Energy.  Compared to the second quarter a year ago, earnings in the second quarter of 2008 were reduced by higher purchased power expense, unfavorable weather, increased depreciation and amortization expense, increased income taxes and lower wholesale sales.  These impacts were partially offset by new retail rates effective January 1, 2008.

Great Plains Energy’s earnings year to date June 30, 2008, were $41.7 million, or $0.49 per share, including income from discontinued operations of $34.7 million or $0.40 per share.  For the same period in 2007, earnings were $48.1 million, or $0.57 per share, including income from discontinued operations of $20.3 million or $0.24 per share.  Earnings year to date June 30, 2008, compared to the same period in 2007 were reduced by higher purchased power expense, increased depreciation and amortization expense and increased income taxes.  These impacts were partially offset by new retail rates effective January 1, 2008.

STRATEGIC FOCUS

Aquila Acquisition
On July 14, 2008, Great Plains Energy closed its acquisition of Aquila and Aquila is now doing business as KCP&L Great Missouri Operations Company (KCP&L GMO).  Under the terms of the agreement, prior Aquila shareholders received $1.80 in cash plus 0.0856 of a share of Great Plains Energy common stock for each share of Aquila common stock.  The total purchase price of the acquisition was approximately $1.7 billion.  Immediately prior to Great Plains Energy’s acquisition of Aquila, Black Hills acquired Aquila’s electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  See Note 2 to the consolidated financial statements for additional information.

KCP&L’s Comprehensive Energy Plan
In the second quarter of 2008, KCP&L completed a cost and schedule update for the Iatan No. 1 environmental project and the Iatan No. 2 coal plant construction project.  This updated assessment was driven by several factors, including (a) the combined projects reaching a milestone of 70% - 75% of the engineering work completed; (b) the integration of the Iatan No. 2 balance of plant schedule and quantity estimates into the master schedule and budget; and (c) continued challenging construction market trends, including rapidly escalating costs for construction materials and services, the level of global investment in power production facilities, the decline in the value of the U.S. dollar, and constrained labor availability.

The results of this update were as follows:

•	Based on the top end of the new estimate ranges, the combined increase in projected costs of the Iatan No. 1 environmental project and the new Iatan No. 2 unit is approximately 19%.

•
Compared to the previous estimate of $837 million - $914 million provided in the 2006 Form 10-K, KCP&L’s approximate 55% share of the total projected cost of Iatan No. 2 has increased to a range of $994 million - $1.051 billion, with the top end of the range representing a 15% increase.  KCP&L GMO owns 18% of this project.

•	The anticipated in-service date for Iatan No. 2 continues to be the summer of 2010.

•
KCP&L’s 70% share of the projected cost of the Iatan No. 1 environmental project has increased to a range of $330 million - $350 million.  This represents an increase of 33% compared to the top end of the previous range estimate of $255 million - $264 million for Iatan No. 1 included in the total amount for Environmental Retrofit Projects in KCP&L’s Comprehensive Energy Plan of $423 million - $443 million provided in the 2006 Form 10-K.  KCP&L GMO owns 18% of this project.

•	The in-service date for the Iatan No. 1 environmental project is now expected to be February 2009 compared to the previous estimate of year-end 2008.

In the Collaboration Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County, KCP&L agreed to use its best efforts to install emission control technologies to reduce emissions from the LaCygne Station prior to the required compliance date under EPA BART, but in no event later than June 1, 2015.

KCP&L further agreed to issue requests for proposal for the equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010.  KCP&L’s Comprehensive Energy Plan includes a project to install the required emission control technologies at LaCygne No. 1 for completion in 2009.  Demand for environmental equipment has increased substantially leading to extremely long lead times for equipment.  As a result, the LaCygne No. 1 project will not be completed in 2009.  Since KCP&L must also install such emission control technologies at LaCygne No. 2, management is evaluating the possibility of combining the required environmental upgrades for both LaCygne Nos. 1 and 2 into one project, but that determination has not yet been made.

KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  KCP&L has entered into agreements to acquire 100MW of wind generation for approximately $215 million.  The agreements are terminable by KCP&L in the event it does not receive certain regulatory assurances.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, all subject to regulatory approval.

The asset management and customer programs included in KCP&L’s Comprehensive Energy Plan are progressing on target.

Discontinued Operations – Sale of Strategic Energy
In 2007, Great Plains Energy retained a financial advisor to assist in a review of strategic and structural alternatives for its Strategic Energy subsidiary.  In April 2008, the Board of Directors approved management’s recommendation to sell Strategic Energy and Great Plains Energy entered into an agreement with Direct Energy Services, LLC (Direct Energy), a subsidiary of Centrica plc, under which Direct Energy acquired all of Great Plains Energy’s interest in Strategic Energy.  On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Strategic Energy is reported as discontinued operations for the periods presented.  See Note 11 to the consolidated financial statements for additional information.

REGULATORY PROCEEDINGS

KCP&L anticipates filing requests for annual rate increases with the MPSC and KCC in the third quarter of 2008 which will be designed to include the Iatan No. 1 environmental project in rate base and recover overall increased costs of service.  KCP&L GMO anticipates filing requests for annual rate increases with the MPSC in the third quarter of 2008 which will be designed to include the Iatan No. 1 environmental project and other capital additions in rate base and recover overall increased costs of service.

RELATED PARTY TRANSACTIONS

See Note 12 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
Operating revenues	$335.0	$319.1	$632.6	$574.8
Fuel	(58.3)	(57.9)	(113.0)	(110.6)
Purchased power	(38.2)	(22.7)	(69.0)	(39.1)
Other operating expenses	(135.9)	(129.6)	(278.7)	(263.5)
Depreciation and amortization	(50.8)	(43.8)	(101.0)	(86.8)
Loss on property	(0.2)	-	(0.2)	-
Operating income	51.6	65.1	70.7	74.8
Non-operating income and expenses	4.4	0.3	12.4	1.5
Interest charges	(10.4)	(17.5)	(52.0)	(38.6)
Income taxes	(32.0)	(15.2)	(22.5)	(8.3)
Loss from equity investments	(0.4)	(0.3)	(0.8)	(0.7)
Income from continuing operations	13.2	32.4	7.8	28.7
Income (loss) from discontinued operations	(18.2)	(6.8)	34.7	20.3
Net income (loss)	(5.0)	25.6	42.5	49.0
Preferred dividends	(0.4)	(0.5)	(0.8)	(0.9)
Earnings (loss) available for common shareholders	$(5.4)	$25.1	$41.7	$48.1

Three Months Ended June 30, 2008 Compared to June 30, 2007
Great Plains Energy’s earnings available for common shareholders for the three months ended June 30, 2008, decreased to a loss of $5.4 million, or $0.06 per share from earnings of $25.1 million, or $0.29 per share, for the same period in 2007.

KCP&L’s net income decreased $28.6 million for the three months ended June 30, 2008, compared to the same period in 2007 due to higher purchased power expense resulting from higher prices and plant outages, increased depreciation and amortization expense and increased income taxes primarily due to an increase in deferred tax balances as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy.  These factors more than offset increased revenues due to new retail rates.

Great Plains Energy’s other non-regulated activities recognized net income of $4.9 million for the three months ended June 30, 2008, compared to a loss of $4.6 million for the same period in 2007 primarily attributable to an $8.0 million after-tax gain for the change in fair value of interest rate hedges entered into by Great Plains Energy during 2007 and a $4.5 million net favorable impact from the deferral to a regulatory asset of $10.0 million of merger transition non-labor costs pursuant to the KCC order approving the Aquila acquisition partially offset by $5.5 million of transition costs.  These increases were partially offset by $1.8 million of interest expense related to Great Plains Energy’s $100.0 million Senior Notes issued in September 2007.

Year to Date June 30, 2008 Compared to June 30, 2007
Great Plains Energy’s earnings available for common shareholders year to date June 30, 2008, decreased to $41.7 million, or $0.49 per share from $48.1 million, or $0.57 per share, for the same period in 2007.

KCP&L’s net income decreased $13.6 million year to date June 30, 2008, compared to the same period in 2007 due to increased income taxes primarily from an increase in deferred tax balances as a result of an increase in the composite tax rate.  Additionally, higher purchased power expense due to higher prices and plant outages and increased depreciation and amortization expense offset by increased revenues due to new retail rates and litigation settlement proceeds also impacted year to date results.

Great Plains Energy’s other non-regulated activities recognized an additional $7.2 million loss year to date June 30, 2008, compared to the same period in 2007, primarily attributable to overall higher expenses at the holding company.  These higher expenses include $2.6 million of transition costs related to the acquisition of Aquila, net of a $10.0 million deferral to a regulatory asset in the second quarter of 2008, a $5.7 million after-tax loss for the change in fair value of interest rate hedges entered into by Great Plains Energy during 2007 and $3.6 million of interest expense related to Great Plains Energy’s $100.0 million Senior Notes issued in September 2007.  These higher expenses were partially offset by $3.4 million of after-tax income related to the release of a legal reserve described in Note 14 to the consolidated financial statements.

KCP&L RESULTS OF OPERATIONS

The following discussion of KCP&L results of operations includes KCP&L, an integrated, regulated electric utility and for 2007 includes HSS, formerly an unregulated subsidiary of KCP&L, which was transferred from KCP&L to KLT Inc. on January 2, 2008.  In the discussion that follows, references to KCP&L reflect only the operations of the utility.

KCP&L’s residential customers’ usage is significantly affected by weather.  Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit and purchased power availability, fuel costs and requirements of other electric systems.  Missouri and Kansas jurisdictional retail revenues annually average 57% and 43%, respectively.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.

Prior to January 1, 2008, less than 1% of KCP&L’s rates contained an automatic fuel adjustment clause.  New Kansas retail rates effective January 1, 2008, contain an Energy Cost Adjustment (ECA) tariff.  The ECA tariff reflects the projected annual amount of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin.  These projected amounts are subject to quarterly re-forecasts.  Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.  KCP&L’s Missouri retail rates do not contain a similar adjustment mechanism, meaning that changes in costs will not be reflected in rates until new rates are authorized by the MPSC.  This regulatory lag between the time costs change and when they are reflected in rates applies to all costs, other than those included in the Kansas ECA.  In a rising cost environment, such as exists currently, regulatory lag may have an adverse impact on Great Plains Energy’s and KCP&L’s results of operations.

Generation fuel mix can substantially change the fuel cost per MWh generated.  Generation fuel mix can be significantly impacted by planned and unplanned plant outages.  Nuclear fuel cost per MWh generated is substantially less than the cost of coal per MWh generated, which is significantly lower than the cost of natural gas and oil per MWh generated.  The cost per MWh for purchased power is generally significantly higher than the cost per MWh of coal and nuclear generation.  KCP&L continually evaluates its system requirements, the availability of generating units, its demand-side management and efficiency programs, availability and cost of fuel supply and purchased power, and the requirements of other electric systems to provide reliable power economically.

The following table summarizes KCP&L's comparative results of operations.

	Three Months Ended		Year to Date
	June 30		June 30
	2008	2007	2008	2007
	(millions)
Operating revenues	$335.0	$319.1	$632.6	$574.8
Fuel	(58.3)	(57.9)	(113.0)	(110.6)
Purchased power	(38.2)	(22.7)	(69.0)	(39.1)
Other operating expenses	(135.0)	(124.6)	(267.5)	(255.1)
Depreciation and amortization	(50.8)	(43.8)	(101.0)	(86.8)
Loss on property	(0.2)	-	(0.2)	-
Operating income	52.5	70.1	81.9	83.2
Non-operating income and expenses	4.3	0.2	6.5	2.4
Interest charges	(19.9)	(16.7)	(36.7)	(34.9)
Income taxes	(29.0)	(17.1)	(26.8)	(12.2)
Net income	$7.9	$36.5	$24.9	$38.5

KCP&L Sales Revenues and MWh Sales

	Three Months Ended			Year to Date
	June 30%			June 30%
	2008	2007	Change	2008	2007	Change
Retail revenues	(millions)			(millions)
Residential	$105.0	$102.1	3	$205.4	$188.8	9
Commercial	131.4	124.3	6	243.5	228.3	7
Industrial	29.4	28.0	5	53.7	51.7	4
Other retail revenues	2.7	2.4	12	5.1	4.9	5
Kansas ECA under recovery	7.8	-	NA	17.3	-	NA
Total retail	276.3	256.8	8	525.0	473.7	11
Wholesale revenues	54.7	58.5	(6)	97.8	92.7	6
Other revenues	4.0	3.8	2	9.8	8.4	15
KCP&L revenues	$335.0	$319.1	5	$632.6	$574.8	10

	Three Months Ended			Year to Date
	June 30%			June 30%
	2008	2007	Change	2008	2007	Change
Retail MWh sales	(thousands)			(thousands)
Residential	1,155	1,235	(7)	2,561	2,527	1
Commercial	1,891	1,865	1	3,745	3,663	2
Industrial	546	549	(1)	1,027	1,055	(3)
Other retail MWh sales	20	25	(9)	35	48	(25)
Total retail	3,612	3,674	(2)	7,368	7,293	1
Wholesale MWh sales	1,140	1,362	(16)	2,083	2,248	(7)
KCP&L electric MWh sales	4,752	5,036	(6)	9,451	9,541	(1)

Retail revenues increased $19.5 million for the three months ended and $51.3 million year to date June 30, 2008, compared to the same periods in 2007 primarily due to new retail rates effective January 1, 2008.  For the three months ended June 30, 2008, the increase in retail revenues was partially offset by unfavorable weather in 2008, with a 13% decrease in cooling degree days.

Wholesale revenues decreased $3.8 million for the three months ended June 30, 2008, compared to the same period in 2007 due to a 16% decrease in wholesale MWhs sales as a result of a 9% decrease in MWhs generated due to plant outages.  The decrease in wholesale revenues was partially offset by a 19% increase in the average market price per MWh to $51.43, primarily due to higher natural gas prices.  Wholesale revenues increased $5.1 million year to date June 30, 2008, compared to the same period in 2007 due to a 17% increase in the average market price per MWh to $48.90, primarily due to higher natural gas prices, partially offset by a 7% decrease in wholesale MWh sales.

KCP&L Fuel and Purchased Power

	Three Months Ended			Year to Date
	June 30%			June 30%
	2008	2007	Change	2008	2007	Change
Net MWhs Generated by Fuel Type	(thousands)			(thousands)
Coal	3,718	3,440	8	7,035	6,597	7
Nuclear	599	1,215	(51)	1,544	2,423	(36)
Natural gas and oil	29	190	(85)	54	244	(78)
Wind	111	64	75	215	137	57
Total Generation	4,457	4,909	(9)	8,848	9,401	(6)

KCP&L’s coal base load equivalent availability factor for the three months ended and year to date June 30, 2008, increased to 80% and 76%, respectively, from 74% and 72% for the same periods in 2007.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 20% of KCP&L’s base load capacity.  Wolf Creek’s latest refueling outage began on March 20, 2008, and there were several increases in work scope during the outage that extended the restart until May 14, 2008.  A primary driver of the work scope increases was modifications to piping systems associated with the emergency core cooling systems.  As a result of the outage, the capacity and availability factor for Wolf Creek decreased to 50% and 65%, respectively, for the three months ended and year to date June 30, 2008, compared to 100% for the same periods in 2007.

Fuel expense increased $0.4 million for the three months ended and $2.4 million year to date June 30, 2008, compared to the same periods in 2007 primarily due to higher coal and coal transportation costs mostly offset by decreased MWhs generated and less natural gas in the fuel mix, which has a higher cost compared to other fuel types.

Purchased power expense increased $15.5 million for the three months ended June 30, 2008, compared to the same period in 2007 due to a 37% increase in the average price per MWh as a result of higher natural gas prices.  Additionally, MWh purchases increased 31% due to the impact of the extended Wolf Creek refueling outage.  Purchased power expense increased $29.9 million year to date June 30, 2008, compared to the same period in 2007 due to a 68% increase in MWh purchases to support increased retail load and the impact of plant outages.  Additionally, the average price per MWh increased 18%.  These year to date increases were partially offset by $6.5 million in recoveries from a litigation settlement regarding a 2005 transformer failure.

KCP&L Depreciation and Amortization
KCP&L’s depreciation and amortization costs increased $7.0 million for the three months ended and $14.2 million year to date June 30, 2008, compared to the same periods in 2007 due to additional amortization pursuant to rate case orders of $5.5 million for the three months ended and $10.9 million year to date June 30, 2008, combined with normal depreciation activity for capital additions.

KCP&L Income Taxes
KCP&L’s income taxes increased $11.9 million for the three months ended June 30, 2008, compared to the same period in 2007.  The increase was primarily due to an increase in deferred tax balances of $20.3 million as a result of an increase in the composite tax rate reflecting the sale of Strategic Energy.  The impact of the composite tax rate change was partially offset by lower pre-tax income and increased wind credits.  KCP&L’s income tax expense increased $14.6 million year to date June 30, 2008, compared to the same period in 2007 primarily due to an increase in deferred tax balances of $20.3 million as a result of the composite tax rate change, partially offset by increased wind credits and a $2.0 million increase in the allocation of tax benefits from holding company losses.  See Note 10 to the consolidated financial statements for a reconciliation of effective income tax rates for the comparative periods.

GREAT PLAINS ENERGY AND KCP&L SIGNIFICANT BALANCE SHEET CHANGES (June 30, 2008 compared to December 31, 2007)

•
Great Plains Energy’s and KCP&L’s fuel inventories increased $11.9 million primarily due to increased coal inventory quantities resulting from plant outages as well as increased coal and coal transportation costs.

•
Great Plains Energy’s and KCP&L’s refundable income taxes increased $29.1 million and $39.2 million, respectively, reflecting $39.7 million of advanced coal credits recorded in the second quarter of 2008.  See Note 10 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s and KCP&L’s combined deferred income taxes – current assets increased $11.9 million and $11.5 million, respectively, reflecting $11.8 million of advanced coal credits recorded in the second quarter of 2008.  See Note 10 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s and KCP&L’s construction work in progress increased $270.3 million primarily due to a $263.6 million increase related to KCP&L’s Comprehensive Energy Plan, including $184.6 million related to the construction of Iatan No. 2 and $79.0 million for environmental upgrades.

•
Great Plains Energy’s other – deferred charges and other assets increased $16.9 million due to $4.7 million of deferred costs associated with Great Plains Energy’s acquisition of Aquila and an increase at KCP&L.  KCP&L’s other – deferred charges and other assets increased $11.7 million primarily due to a $7.5 million long-term receivable related to the proceeds from KCP&L’s Series 2008 EIRR bonds issued in May 2008 that were deposited with a trustee.

•	Great Plains Energy’s notes payable decreased $42.0 million due to the repayment of short-term borrowings.

•
Great Plains Energy’s and KCP&L’s commercial paper decreased $172.9 million primarily due to the use of proceeds from the issuance of $350.0 million of unsecured Senior Notes at KCP&L offset by a $41.2 million payment to settle KCP&L’s T-Lock and additional borrowings to support expenditures related to the Comprehensive Energy Plan.

•
Great Plains Energy’s and KCP&L’s accrued taxes increased $22.8 million and $17.4 million, respectively, primarily due to an increase in property tax accruals at KCP&L due to the timing of tax payments.

•
Great Plains Energy’s and KCP&L’s accrued interest increased $10.5 million and $9.6 million, respectively, primarily due to the issuance of KCP&L’s $350.0 million of 6.375% Senior Notes in March 2008 and to the timing of interest payments at KCP&L.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $16.0 million due to a decrease at KCP&L partially offset by a $12.0 million increase in the fair value of Great Plains Energy’s FSS.  KCP&L’s derivative instruments – current liabilities decreased $28.0 million due to the settlement of a T-Lock simultaneously with the issuance of $350.0 million of 6.375% Senior Notes in March 2008.

•
Great Plains Energy’s and KCP&L’s deferred investment tax credits increased $50.8 million due to recognition of $51.5 million of advanced coal credits.  See Note 10 to the consolidated financial statements for additional information on the advanced coal credits.

•
Great Plains Energy’s and KCP&L’s asset retirement obligations increased $17.9 million primarily due to changes in cost estimates and timing used in computing the present value of certain asbestos AROs.  See Note 15 to the consolidated financial statements for additional information.

•
Great Plains Energy’s and KCP&L’s regulatory liabilities decreased $23.8 million primarily due to a reclassification to accumulated depreciation, consistent with ratemaking treatment, for the regulatory liability for additional Wolf Creek amortization (Missouri) of $14.6 million.

•	Great Plains Energy’s other – deferred credits and other liabilities decreased $11.5 million primarily due to the payment against and release of the remaining legal reserve.

•
Great Plains Energy’s and KCP&L’s long-term debt increased $373.5 million and $373.4, respectively, million due to KCP&L’s issuance of $350.0 million of 6.375% Senior Notes in March 2008 and $23.4 million of Series 2008 EIRR bonds in May 2008.

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

Great Plains Energy’s capital requirements are principally comprised of debt maturities and KCP&L’s utility construction and other capital expenditures.  These items as well as additional cash and capital requirements for the companies are discussed below.

On July 14, 2008, Great Plains Energy closed its acquisition of Aquila.  The future capital requirements of KCP&L GMO will further increase Great Plains Energy’s capital requirements.  KCP&L GMO expects to meet day-to-day cash flow requirements with internally generated funds.  See Note 2 to the consolidated financial statements for additional information.

Great Plains Energy's liquid resources at June 30, 2008, consisted of $33.7 million of cash and cash equivalents on hand, including $6.8 million at KCP&L, and $795.2 million of unused bank lines of credit.  The unused lines consisted of $395.2 million from KCP&L's revolving credit facility and $400.0 million from Great Plains Energy's revolving credit facility.  See Note 8 to the consolidated financial statements for more information on these agreements.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.  KCP&L’s capital requirements are expected to be substantial over the next several years.

KCP&L expects to meet day-to-day cash flow requirements including interest payments, construction requirements (excluding its Comprehensive Energy Plan), dividends to Great Plains Energy and pension benefit plan funding requirements, discussed below, with internally generated funds.  KCP&L may not be able to meet these requirements with internally generated funds because of the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  The funds Great Plains Energy and KCP&L need to retire maturing debt will be provided from operations, the issuance of long and short-term debt and/or the issuance of equity or equity-linked instruments.  In addition, the Company may issue debt, equity and/or equity-linked instruments to finance growth or take advantage of new opportunities.

Cash Flows from Operating Activities
Great Plains Energy and KCP&L generated positive cash flows from operating activities for the periods presented.  The timing of the Wolf Creek outage affects the deferred refueling outage costs, deferred income taxes and amortization of nuclear fuel.  Other changes in working capital detailed in Note 3 to the consolidated financial statements also impacted operating cash flows.  The individual components of working capital vary with normal business cycles and operations.  Additionally, KCP&L’s payment of $41.2 million to settle T-Locks upon the issuance of $350.0 million of 6.375% Senior Notes impacted operating cash flows.

Cash Flows from Investing Activities
Great Plains Energy’s and KCP&L’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s and KCP&L’s utility capital expenditures increased $184.1 million year to date June 30, 2008, compared to the same period in 2007 primarily due to an increase in KCP&L’s cash utility expenditures of  $156.0 million related to KCP&L’s Comprehensive Energy Plan.

On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy and received gross cash proceeds of $305.3 million.  At the time of the sale Strategic Energy has $88.9 million of cash resulting in proceeds from sale of Strategic Energy, net of cash sold of $216.4 million.

Cash Flows from Financing Activities
Great Plains Energy’s and KCP&L’s cash flows from financing activities year to date June 30, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used to repay short-term borrowings.  KCP&L has incurred additional short-term borrowings year to date June 30, 2008, to support expenditures related to Comprehensive Energy Plan projects.

Great Plains Energy’s cash flows from financing activities year to date June 30, 2007, reflect KCP&L’s repayment and issuance of Senior Notes, an increase in short-term borrowings and the $12.3 million settlement of an equity forward contract at Great Plains Energy.  KCP&L’s financing activities year to date June 30, 2007, reflect KCP&L’s repayment of its $225.0 million 6.00% Senior Notes at maturity, issuance, at a discount, of $250.0 million 5.85% Senior Notes that mature in 2017 and an increase in short-term borrowings.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2005, the MPSC authorized KCP&L to issue up to $635.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through December 31, 2009.  In February 2008, KCP&L received authorization from the MPSC to increase the $635.0 million authorization to $1.4 billion through December 31, 2009.  KCP&L utilized $850.0 million of this amount with the issuance of its 6.05% unsecured Senior Notes maturing in 2035, its 5.85% unsecured Senior Notes maturing in 2017 and its 6.375% unsecured Senior Notes maturing in 2018, leaving $550.0 million of authorization remaining.

In December 2007, FERC authorized KCP&L to have outstanding at any time up to a total of $800.0 million in short-term debt instruments through December 2009.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At June 30, 2008, there was $607.1 million available under this authorization.

Significant Financing Activities
KCP&L has an effective shelf registration statement providing for the sale of investment grade notes and general mortgage bonds that became effective in January 2008.  There is currently $550.0 million of capacity under this registration statement.  This is intended to preserve KCP&L’s flexibility to access the debt capital markets.

In 2007, Great Plains Energy entered into three T-Locks with a notional amount of $350.0 million, to hedge against interest rate fluctuations on the U.S. Treasury rate component on future issuances of long-term debt.  Following a change in financing plans, Great Plains Energy assigned the T-Locks to KCP&L.  In March 2008, KCP&L issued $350.0 million of 6.375% unsecured Senior Notes, maturing in 2018.  KCP&L settled the T-Locks simultaneously with the issuance of its $350.0 million 10-year long-term debt and paid $41.2 million in cash for the settlement.

In March and April 2008, KCP&L remarketed several series of EIRR bonds that were auction rate securities, i.e. the interest rates were periodically reset through an auction process.

In March 2008, KCP&L remarketed the following:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 5.25% through March 31, 2013,

•	secured Series 1993A EIRR bonds maturing in 2023 totaling $40.0 million at a fixed rate of 5.25% through March 31, 2013, and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a fixed rate of 5.375% through March 31, 2013.

In April 2008, KCP&L remarketed the following:

•	secured Series 1993B EIRR bonds maturing in 2023 totaling $39.5 million at a fixed rate of 5.00% through March 31, 2011, and

•
unsecured Series 2007A EIRR bonds maturing in 2035 into two series: Series 2007A-1 totaling $63.3 million at a fixed rate of 5.125% through March 31, 2011 and Series 2007A-2 totaling $10.0 million at a fixed rate of 5.00% through March 31, 2010.

After these remarketing activities, none of KCP&L’s EIRR bonds remain in auction rate mode.

In May 2008, KCP&L’s Series 2008 EIRR bonds totaling $23.4 million maturing in 2038 were issued.  Proceeds of the bonds will be used to pay for a portion of the costs at the Iatan Nos. 1 and 2 projects included in KCP&L’s Comprehensive Energy Plan.  The proceeds were deposited with a trustee, and will be used to reimburse KCP&L for qualifying expenditures.  KCP&L recorded a $15.9 million short-term receivable and a $7.5 million long-term receivable for the proceeds that were deposited with the trustee.  The bonds have an initial long-term interest rate of 4.90% until June 30, 2013.  At the end of the initial long-term interest rate period, the bonds are subject to mandatory tender; however, KCP&L is not obligated to pay the purchase price of the bonds on the mandatory tender date.  If the bonds are not successfully remarketed, the bonds will bear an interest at a daily rate equal to 10% per annum until all the bonds are successfully remarketed.

Debt Agreements
See Note 8 to the consolidated financial statements for discussion of Great Plains Energy’s and KCP&L’s revolving credit facilities.

Projected Utility Capital Expenditures
KCP&L’s utility capital expenditures projected for the next three years, excluding allowance for funds used during construction, are detailed in the following table.

	2008	2009	2010
Base utility construction expenditures	(millions)
Generating facilities	$79.1	$84.6	$103.8
Distribution and transmission facilities	101.0	89.2	101.3
General facilities	29.6	41.7	33.8
Total base utility construction expenditures	209.7	215.5	238.9
Comprehensive Energy Plan capital expenditures
Iatan No. 2	328.5	307.9	164.8
Environmental	151.8	120.4	68.9
Customer programs & asset management	18.5	17.4	11.0
Total Comprehensive Energy Plan capital expenditures	498.8	445.7	244.7
Nuclear fuel	16.0	17.5	32.0
Other environmental	3.0	34.8	100.1
Total utility capital expenditures	$727.5	$713.5	$615.7

KCP&L’s utility capital expenditure plan is subject to continual review and change and includes utility capital expenditures related to KCP&L’s Comprehensive Energy Plan for environmental investments and new capacity.

KCP&L GMO’s projected capital expenditures are approximately $780 million for the remainder of 2008 through 2010.  This estimate is subject to continued review and change.

Pensions
The Company maintains defined benefit plans for substantially all employees of KCP&L, Services and WCNOC and incurs significant costs in providing the plans, with the majority incurred by KCP&L.  Funding of the plans equals or exceeds the minimum requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Year to date June 30, 2008, the Company contributed $15.1 million to the plans, all of which was paid by KCP&L, and expects to contribute an additional $14.3 million in 2008 to satisfy the funding requirements of ERISA.  The remaining contributions will be paid by KCP&L whom management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Credit Ratings
On July 14, 2008, following the completion of Great Plains Energy’s acquisition of Aquila, Standard & Poor’s affirmed Great Plains Energy’s credit ratings and removed Great Plains Energy from CreditWatch with negative implications.  Standard & Poor’s also affirmed KCP&L’s long-term debt credit rating, raised the short-term corporate credit rating to “A-2” from “A-3” and removed KCP&L from CreditWatch with negative implications.  Standard & Poor’s also raised KCP&L GMO’s corporate credit rating to “BBB” from “BB-”, its senior secured debt credit rating to “BBB+” from “BB+” and its senior unsecured debt credit rating to “BBB” from “BB-”.

On July 15, 2008, following the completion of Great Plains Energy’s acquisition of Aquila, Moody’s Investors Service affirmed all of its ratings of Great Plains Energy and KCP&L, and raised KCP&L GMO’s senior unsecured rating to “Baa2” from “Ba3”.  Moody’s assigned a negative rating outlook to all three companies.

The ratings presented reflect the current views of these rating agencies and are subject to change.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position and future prospects.  While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s or KCP&L’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017 and Great Plains Energy’s and KCP&L’s revolving credit agreements.  A decrease in credit ratings could also have an adverse impact on Great Plains Energy’s and KCP&L’s access to capital, its cost of funds, the amounts of collateral required under power supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

The MPSC approval of the Aquila acquisition is conditioned on the requirement that any post-merger financial effects of a credit downgrade of Great Plains Energy, KCP&L or KCP&L GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The Company has agreed to not seek rate recovery of KCP&L GMO interest costs in excess of equivalent investment-grade debt.

Supplemental Capital Requirements and Liquidity Information
The following table updates selected items from Great Plains Energy’s and KCP&L’s contractual commitments in the 2007 Form 10-K to reflect significant changes.

	Remainder of
	2008	2009	2010	2011	2012	After 2012	Total
	(millions)
Fuel	$74.2	$105.1	$72.4	$12.4	$15.5	$195.2	$474.8
Comprehensive Energy Plan	386.2	331.2	68.0	-	-	-	785.4

Fuel commitments consist of commitments for nuclear fuel, coal, coal transportation costs and natural gas.  Comprehensive Energy Plan represents KCP&L’s contractual commitments for projects included in its Comprehensive Energy Plan including jointly owned units.  KCP&L expects to be reimbursed by other owners for their respective share of Iatan No. 2 and environmental retrofit costs included in the Comprehensive Energy Plan contractual commitments.

Off-Balance Sheet Arrangements
In the normal course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries.  Such agreements include, for example, guarantees, stand-by letters of credit and surety bonds.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiaries’ intended business purposes.  KCP&L’s guarantees were relatively unchanged at June 30, 2008, compared to December 31, 2007.

In July 2008, Great Plains Energy issued guaranties relating to approximately $1 billion of KCP&L GMO’s outstanding long-term debt.  These guaranties collectively cover substantially all of KCP&L GMO’s outstanding long-term debt.  The guaranties provide Great Plains Energy’s unconditional guaranty, as a primary obligor, of the payment and performance of KCP&L GMO’s obligations.

The following KCP&L GMO credit facilities are guaranteed by Great Plains Energy guaranties dated as of July 14, 2008.

•
$65 million revolving line of credit dated April 22, 2005, with Union Bank of California, expiring April 22, 2009.  This facility is secured by the accounts receivable from KCP&L GMO’s Missouri regulated utility operations.  There is currently approximately $37 million in outstanding borrowings under this facility.

•
$131 million credit agreement dated August 31, 2005, with Union Bank of California, expiring August 31, 2010.  This facility is secured by a mortgage on the assets of KCP&L GMO’s Missouri Public Service electric utility division and is intended to provide financing for KCP&L GMO’s participation in the Iatan Nos. 1 and 2 projects that are part of KCP&L’s Comprehensive Energy Plan.  There are currently no borrowings outstanding under this facility.

None of the guaranteed obligations are subject to default or prepayment as a result of downgrading of KCP&L GMO securities, although such a downgrading has in the past, and could in the future, increase interest charges under KCP&L GMO’s revolving line of credit and credit agreement and KCP&L GMO’s 11.875% Senior Notes due 2012 and 7.95% Senior Notes due 2011.

New Accounting Standards
See Note 19 to the consolidated financial statements for information regarding new accounting standards.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2007 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2007 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  Great Plains Energy has made certain changes in its internal control over financial reporting during the quarter as a result of the disposition of Strategic Energy on June 2, 2008.

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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 5, 13 and 14 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Changes in Risk Factors Resulting from the Sale of Strategic Energy
On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy to Direct Energy.  As a result, the Strategic Energy-specific risk factors identified below, as well as all references to Strategic Energy in the risk factors contained in Item 1A. Risk Factors in the 2007 Form 10-K, as modified by Part II, Item 1A. Risk Factors in the 10-Q for the quarter ended March 31, 2008, are no longer applicable.  These specific risk factors are:

•	The ability of Strategic Energy to compete in states offering retail choice may be materially affected by state regulations and host public utility rates.
•	The announced review of alternatives for Strategic Energy may cause business uncertainties, which could adversely affect Great Plains Energy’s results of operation.
•	Strategic Energy operates in competitive retail electricity markets, which could impact financial results.
•	Strategic Energy supplier and customer credit risk may adversely affect financial results.

Changes in Risk Factors Resulting from the Acquisition of Aquila
On July 14, 2008, Great Plains Energy closed its acquisition of Aquila.  As a result, the risk factors of Great Plains Energy now reflect risks associated with the ownership and operations of KCP&L GMO.  Many of these risks are similar to those of KCP&L, Great Plains Energy’s other regulated public utility, with the exception of the following risk factor, which is discussed in more detail below.

•	Great Plains Energy has guaranteed substantially all of the outstanding debt of KCP&L GMO, and payments under these guaranties may adversely affect Great Plains Energy’s liquidity.

Updated and Restated Risk Factors
The Strategic Energy sale and the Aquila acquisition have resulted in numerous changes to Great Plains Energy’s risk factors, as summarized above.  Given the extent of the changes to the risk factors as presented in Item 1A. Risk Factors in the 2007 Form 10-K, and as modified by Part II, Item 1A. Risk Factors in the Form 10-Q for the quarter ended March 31, 2008, Great Plains Energy and KCP&L have updated and restated these risk factors in their entirety.

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The companies’ business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond the companies’ control.  Additional risks and uncertainties not presently known or that the companies’ management currently believes to be immaterial may also adversely affect the companies.  The information presented below updates and restates the risk factors described in the 2007 Form 10-K, as modified in the Form 10-Q for the quarter ended March 31, 2008, of each of Great Plains Energy and KCP&L.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy and KCP&L.  Risk factors of KCP&L and KCP&L GMO are also risk factors for Great Plains Energy.

Complex utility and environmental regulation could adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
KCP&L and KCP&L GMO are subject to, or affected by, extensive federal and state utility regulation.  They must also comply with environmental legislation and associated regulations.  In the Company’s business planning and management of operations, it must address the effects of existing and proposed regulation on its businesses and changes in the regulatory framework, including initiatives by federal and state legislatures, regional transmission organizations, utility regulators and taxing authorities.  Failure of KCP&L or KCP&L GMO to obtain adequate rates or regulatory approvals, in a timely manner, adoption of new regulations by federal or state agencies, or changes to current regulations and interpretations of such regulations may materially affect Great Plains Energy’s and KCP&L’s business and results of operations, financial position and cash flows.

The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Company’s control.
The rates that KCP&L and KCP&L GMO are allowed to charge their customers are the single most important item influencing their results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of KCP&L and KCP&L GMO’s control, including the MPSC, KCC (for KCP&L) and FERC.  KCP&L and KCP&L GMO are also exposed to cost-recovery shortfalls due to the inherent lag in the rate-setting process, especially during periods of significant cost inflation.

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

A reduction or rejection by the MPSC or KCC of rate increase requests reflecting the costs of projects under the Comprehensive Energy Plan or Collaboration Agreement, or other costs and expenses, could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, which could materially and adversely affect KCP&L’s and Great Plains Energy’s results of operations, financial position, and cash flows.  In response to competitive, economic, political, legislative and regulatory pressures, KCP&L and KCP&L GMO may be subject to rate moratoriums, rate refunds, limits on rate increases or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.  Any or all of these could have a significant adverse effect on KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

Regulatory requirements regarding utility operations may increase costs and may expose KCP&L and KCP&L GMO to compliance penalties.
The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements, and quality of service standards.  KCP&L agreed to quality of service standards in Kansas in connection with the Aquila acquisition.  The costs of new or modified operational standards and requirements could have an adverse effect on KCP&L and Great Plains Energy’s results of operations, financial position and cash flows as a result of increased operations, maintenance and capital expenditures for new facilities, or to repair or improve existing facilities.  Failure to meet quality of service, operational or other standards and requirements could expose KCP&L or KCP&L GMO to penalties or other adverse rate consequences.

Financial market disruptions and declines in the credit ratings of Great Plains Energy, KCP&L or KCP&L GMO may increase financing costs or limit access to the credit markets, which may adversely affect liquidity and results.
KCP&L’s capital requirements are expected to be substantial over the next several years.  The acquisition of Aquila has further increased the Company’s overall capital requirements, and the capital requirements of KCP&L GMO over the next several years are expected to be substantial as that company implements generation and environmental projects.  The Company relies on access to both short-term money markets and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Company also relies on the financial markets for credit support, such as letters of credit, to support operations. The amount of credit support required for KCP&L and KCP&L GMO operations varies with a number of factors, including the amount and price of wholesale power purchased or sold.

Great Plains Energy, KCP&L, KCP&L GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the companies’ cost of funds and Great Plains Energy’s ability to provide credit support for its subsidiaries.  The interest rates on a substantial portion of Great Plains Energy’s and KCP&L GMO’s debt are subject to increase as their respective credit ratings decrease.  The Company has agreed to not seek rate recovery of KCP&L GMO interest costs in excess of equivalent investment-grade debt, and the MPSC approval of the Aquila acquisition is conditioned on the requirement that any post-merger financial effects of a credit downgrade of Great Plains Energy, KCP&L or KCP&L GMO occurring as a result of the acquisition would be borne by shareholders and not utility customers.  The amount of collateral or other credit support required under power supply agreements is also dependent on credit ratings.

Changes in financial or other market conditions, or a decrease in credit ratings would have an adverse impact on the Company’s access to capital, its cost of funds, the amount of collateral or other credit support obligations required to be posted with contractual counterparties, rate recovery of costs and Great Plains Energy’s ability to provide credit support for its subsidiaries and, therefore, adversely affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Great Plains Energy has guaranteed substantially all of the outstanding debt of KCP&L GMO and payments under these guaranties may adversely affect Great Plains Energy’s liquidity.
In connection with the Aquila acquisition, Great Plains Energy issued its guaranties of substantially all of the outstanding debt of KCP&L GMO.  The guaranties were a factor in KCP&L GMO receiving investment-grade ratings; however, the guaranties obligate Great Plains Energy directly to pay amounts owed by KCP&L GMO to the holders of the guaranteed debt in the event KCP&L GMO defaults on its payment obligations.  Any guaranty payments could adversely affect Great Plains Energy’s liquidity.

Only a portion of the costs associated with the Aquila acquisition will be recovered through utility rates, and the expected non-utility cost benefits of the Aquila transaction may not be realized, which could adversely affect Great Plains Energy’s business and results of operations, financial position and cash flows.
The MPSC order approving the Aquila transaction provides that the transaction costs will not be recovered through utility rates, and that transition costs (estimated to be approximately $59 million) will be recoverable through utility rates only to the extent the costs are offset by benefits resulting from the acquisition.

The Company expects to achieve various benefits, including cost savings and operating efficiencies in connection with the acquisition.  Approximately half of the total estimated cost savings over the first five years following the Aquila acquisition are expected to come from reductions in KCP&L GMO’s corporate overhead and other costs that are not being recovered, and are not expected to be recovered, through KCP&L GMO’s Missouri utility rates.  If the Company is not able to eliminate these non-Missouri utility costs as anticipated, its results of operations, financial position and cash flows will be negatively impacted.

The benefits of integrating KCP&L’s and KCP&L GMO’s utility businesses may be less than expected, which could adversely affect the Company’s business, regulatory treatment and results of operations, financial position and cash flows.
The Company also expects to achieve synergies through the integration of KCP&L and KCP&L GMO utility operations.  This integration poses significant challenges due to the size and complexity of each organization.  The Company has dedicated substantial efforts and resources since the proposed transaction was announced to plan for an efficient and successful integration of utility operations.  The Company believes that it will have the necessary employees to successfully operate the integrated utility operations, and that it will achieve the anticipated benefits.  However, there is no assurance that the utility operations integration will be completed successfully or in a timely manner, or result in the anticipated benefits.  Failure to achieve the anticipated cost reductions or customer service levels could result in adverse regulatory actions and could negatively affect Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

As a service provider to KCP&L GMO, KCP&L may have exposure to KCP&L GMO’s financial performance and operations.
KCP&L GMO has no employees of its own.  KCP&L employees operate and manage KCP&L GMO’s properties, and KCP&L charges KCP&L GMO for the cost of these services.  These arrangements may pose risks to KCP&L, including possible claims arising from actions of KCP&L employees in operating KCP&L GMO’s properties and providing other services to KCP&L GMO.  KCP&L’s claims for reimbursement for services provided to KCP&L GMO are unsecured and rank equally with other unsecured obligations of KCP&L GMO.  KCP&L’s ability to be reimbursed for the costs incurred for the benefit of KCP&L GMO depends on the financial ability of KCP&L GMO to make such payments.

The Company is subject to current and potential environmental laws and the incurrence of environmental liabilities, any or all of which may adversely affect the Company’s business and financial results.
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters, primarily through KCP&L and KCP&L GMO’s operations.  The generation, transmission and distribution of electricity produces and requires disposal of certain hazardous products, which are subject to these laws and regulations.  In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on Great Plains Energy’s and consolidated KCP&L’s results of operations, financial position and cash flows.

There is also a risk of new environmental laws and regulations, and judicial interpretations of environmental laws and regulations, affecting KCP&L and KCP&L GMO’s operations.  In particular, various stakeholders, including legislators, regulators, shareholders and non-governmental organizations, as well as utilities and other companies in many business sectors, are considering ways to address climate change.  These include regulation of carbon dioxide and other greenhouse gas emissions and efforts to encourage or mandate the use of renewable resources, energy efficiency and demand response management.  Federal and/or state legislation or regulation to reduce greenhouse gas emissions may be enacted in the near future.  The Kansas Department of Health and Environment has indicated that it intends to engage industries and stakeholders to establish goals for reducing CO2 emissions and strategies to achieve those goals.  KCP&L’s current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 17 million tons per year.  KCP&L GMO’s current generation capacity also is primarily coal-fired, and is estimated to produce approximately 6 million tons of CO2 per year.  Efforts to reduce greenhouse gas emissions may cause KCP&L and KCP&L GMO to incur material costs to reduce the greenhouse gas emissions from their operations (through additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), procure emission allowance credits, or incur taxes, fees or other governmental impositions on account of such emissions.  Rules governing emissions of mercury, nitrous oxides and sulfur dioxides are also in a state of flux.  Rules issued by the Environmental Protection Agency (EPA) regarding these emissions were reversed by the courts, and it is unclear what standards will be imposed in the future, or when KCP&L and KCP&L GMO may have to comply with any new standards.  KCP&L’s and KCP&L GMO’s projected capital expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of new or modified environmental requirements, the emissions limits imposed by these requirements and the types and costs of the compliance alternatives selected by KCP&L and KCP&L GMO.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly different than the projections.  Other new environmental laws and regulations affecting KCP&L and KCP&L GMO’s operations may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to KCP&L and KCP&L GMO or their facilities, any of which may adversely affect the Company’s business and substantially increase its environmental expenditures in the future.

New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, denials of permit applications, conditions imposed in permits and the associated uncertainty may materially affect the cost and timing of the environmental retrofit projects included in the Comprehensive Energy Plan, among other projects, and thus materially affect the Company’s results of operations, financial position and cash flows.

Under current law, KCP&L and KCP&L GMO are also generally responsible for any on-site liabilities associated with the environmental condition of their facilities, including those that they have previously owned or operated, regardless of whether the liabilities arose before, during or after the time they owned or operated the facilities.  KCP&L and KCP&L GMO may not be able to recover all of their costs for environmental expenditures through rates in the future.  The incurrence of material environmental costs or liabilities, without related rate recovery, could have a material adverse effect on KCP&L or Great Plains Energy’s results of operations, financial position and cash flows.  See the notes to the consolidated financial statements for additional information regarding environmental matters.

The Federal Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation of an existing facility if either is expected to cause a significant net increase in regulated emissions.  The Sierra Club and Concerned Citizens of Platte County have claimed that modifications were made to Iatan No. 1 in violation of Clean Air Act regulations.  Although KCP&L has entered into a Collaboration Agreement with those parties that provides, among other things, for the release of such claims, the Collaboration Agreement does not bind any other entity.  KCP&L is aware of subpoenas issued by a Federal grand jury to certain third parties seeking documents relating to capital projects at Iatan Unit No. 1.  In May 2008, KCP&L received a subpoena requiring the production of documents.  KCP&L is preparing a response to the subpoena.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

The inability of Great Plains Energy’s subsidiaries to provide sufficient dividends to allow Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and KCP&L GMO.  KCP&L has committed to its state regulatory commissions to maintain a 35% equity to total capitalization ratio, and has similar covenants in its revolving credit facility.  KCP&L GMO’s credit facilities contain covenants restricting its ability to pay dividends if certain financial ratios are not met or if KCP&L GMO’s credit ratings are below BB/Ba2.  The ability of Great Plains Energy’s subsidiaries to pay dividends or make other distributions, and accordingly Great Plains Energy’s ability to pay dividends on its common stock and meet its financial obligations, principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as on regulatory factors, financial covenants, general business conditions and other matters.

Changes in customer demand, due to sustained downturns or sluggishness in the economy and weather conditions may adversely affect KCP&L’s and Great Plains Energy’s business and financial results.
The results of operations, financial position and cash flows of KCP&L and Great Plains Energy can be materially affected by changes in weather and customer demand.  KCP&L and KCP&L GMO estimate customer demand based on historical trends, to procure fuel and purchased power.  Sustained downturns or sluggishness in the economy generally affects the markets in which KCP&L and KCP&L GMO operate.  Declines in economic conditions may reduce overall electricity sales and/or increase bad debt expense, which could materially affect KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. KCP&L and KCP&L GMO are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter.  In addition, severe weather, including but not limited to tornados, snow, rain and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses and lower revenues.  Some of KCP&L’s and KCP&L GMO’s stations use water from the Missouri River for cooling purposes. Low water and flow levels, which have been experienced in recent years, can increase maintenance costs at these stations and, if these levels were to get low enough, could cause modifications to plant operations.

The use of derivative contracts in the normal course of business could result in financial losses that could negatively impact Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.
Great Plains Energy, KCP&L and KCP&L GMO use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Financial losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or use of estimates.  As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

Changes in commodity prices could have an adverse effect on Great Plains Energy’s and KCP&L’s business and financial condition.
KCP&L and KCP&L GMO engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  KCP&L and KCP&L GMO generate, purchase and sell electricity in the retail and wholesale markets.  To the extent that exposure to the price of electricity is not hedged, Great Plains Energy and KCP&L could experience losses associated with the changing market price for electricity.

Increases in fuel and transportation prices could have an adverse impact on KCP&L and Great Plains Energy’s costs.
KCP&L’s Kansas retail rates contain an energy cost adjustment (ECA) mechanism.  KCP&L’s Missouri retail rates do not contain a similar provision.  Missouri retail rates reflect a set level of non-firm wholesale electric sales margin.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  KCP&L GMO’s Missouri rates contain a fuel adjustment clause mechanism under which 95% of the variance in fuel costs from the amount provided in base rates is passed along to KCP&L GMO’s customers.  This exposes KCP&L and KCP&L GMO to risk from changes in the market prices of coal, natural gas, nuclear fuel and purchased power.  Changes in KCP&L’s or KCP&L GMO’s fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect KCP&L’s or KCP&L GMO’s fuel and purchased power costs.

KCP&L and KCP&L GMO do not hedge their respective entire exposure from fuel and transportation price volatility.  Forward prices for coal have increased, principally due to international demand, and management expects prices will continue to increase.  Management also expects cost of nuclear fuel to increase significantly from 2009 through 2018.  Consequently, KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows may be materially impacted by changes in these prices until increased costs are recovered in Missouri retail rates.

Wholesale electricity prices affect costs and revenues, creating earnings volatility.
The levels of KCPL and KCP&L GMO wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus KCP&L and KCP&L GMO have immediate exposure to wholesale price changes.  KCP&L and KCP&L GMO are also exposed to price risk because at times they purchase power to meet customers’ needs.  The cost of these purchases may be affected by the timing of customer demand and/or unavailability of KCP&L and KCP&L GMO’s lower-priced generating units.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices.  While an allocated portion of wholesale purchases and sales are reflected in KCP&L’s Kansas ECA, KCP&L’s Missouri rates are set on an estimated amount of wholesale sales and purchases.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin, but any amount above the level reflected in Missouri retail rates will be returned to retail customers in a future rate case.  KCP&L GMO’s Missouri fuel adjustment clause passes along to its customers only 95% of the variance in purchased power costs from the amount provided in base rates.  Declines in wholesale market price or availability of generation or transmission constraints in the wholesale markets could reduce KCP&L’s and KCP&L GMO 's wholesale sales.  Increases in the amounts or prices of power purchased by KCP&L or KCP&L GMO to serve their retail customers could increase costs over the levels reflected in their rates.  These events could adversely affect KCP&L and Great Plains Energy’s results of operations, financial position and cash flows.

Operations risks may adversely affect the Company’s business and financial results.
The operation of KCP&L and KCP&L GMO’s electric generation, transmission and distribution systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; operating limitations that may be imposed by equipment conditions, environmental or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; transmission scheduling constraints; and catastrophic events such as fires, explosions, severe weather or other similar occurrences.  An equipment outage or constraint can:

•	in the case of generation equipment, directly affect operating costs, increase purchased power needs and costs and reduce wholesale sales opportunities;

•	in the case of transmission equipment, affect operating costs, require changes in the source of generation and affect wholesale sales opportunities;

•	in the case of distribution systems, affect revenues and operating costs and the companies’ ability to meet regulatory service metrics and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, all of KCP&L’s coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  All of KCP&L GMO’s coal-fired generating units were constructed prior to 1984.  The age of these generating units increases the risk of unplanned outages and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of KCP&L or KCP&L GMO generation facilities.

KCP&L and KCP&L GMO currently have general liability and property insurance in place to cover its facilities in amounts that management considers appropriate.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at current costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of KCP&L or KCP&L GMO’s facilities may not be sufficient to restore the loss or damage.

These and other operating events may reduce KCP&L and Great Plains Energy’s revenues, increase their costs, or both, and may materially affect KCP&L and Great Plains Energy’s results of operations, financial position and cash flows.

The cost and schedule of construction projects may materially change.
KCP&L’s Comprehensive Energy Plan includes the construction of Iatan No. 2, an estimated 850 MW coal-fired generating plant, and environmental retrofits at its existing Iatan No. 1 and LaCygne No. 1 coal-fired units.

KCP&L GMO also has ownership interests in the Iatan units, and its acquisition by Great Plains Energy exposes the Company to greater risks associated with the ongoing Iatan construction projects.  There are risks that actual costs may exceed current estimates, delays may occur in obtaining permits and materials, suppliers and contractors may not perform as required under their contracts, there may be inadequate availability or increased cost of qualified craft labor, the scope and timing of projects may change, and other events beyond KCP&L’s control may occur that may materially affect the schedule, budget and performance of these projects.

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

These and other risks could materially increase the estimated costs of these construction projects, delay the in-service dates of these projects, adversely affect the performance of the projects, and/or require KCP&L or KCP&L GMO to purchase additional electricity to supply their respective retail customers until the projects are completed.  KCP&L and KCP&L GMO are not permitted to start recovering the costs of these projects until they are completed and put into service.  Thus, these risks may materially affect KCP&L’s and Great Plains Energy’s results of operations, financial position and cash flows.

Failure of one or more generation plant co-owners to pay their share of construction, operations and maintenance costs could increase KCP&L’s costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of LaCygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  KCP&L GMO owns 18% of both Iatan units.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs and, in the case of Iatan No. 2, construction costs.

While the ownership agreements provide that a defaulting co-owner’s share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  The Iatan No. 2 co-owners have provided financial assurances related to their respective construction cost obligations, but there is a risk that such assurances may not be sufficient in the event of a co-owner default.  During the construction period, the Iatan No. 2 agreements provide for re-allocations of part or all of a defaulting co-owner’s share of the facility to the non-defaulting owners, which would increase the capital requirements, operations and maintenance costs of the non-defaulting owners.  Occurrence of these or other events could materially increase KCP&L and Great Plains Energy’s costs and capital requirements.

An aging workforce and increasing demand for skilled craft labor poses operational and planning challenges.
Through 2011, approximately 22% of KCP&L employees (who manage both KCP&L and KCP&L GMO operations) will be eligible to retire with full pension benefits. This is a general industry issue, which has increased the demand for and cost of skilled craft labor for both companies and contractors.  KCP&L and KCP&L GMO use contractors for a substantial portion of their construction and maintenance work.  Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate KCP&L’s and Great Plains Energy’s businesses.

Market performance, increased retirements and changes in retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of KCP&L’s employees participate in defined benefit and post-retirement plans.  If employees retire when they become eligible for retirement through 2011, or if these plans experience adverse market returns on investments, or if interest rates materially fall, KCP&L contributions to the plans could rise substantially over historical levels.  In addition, assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, have a significant impact on KCP&L’s results of operations, financial position and cash flows.  KCP&L GMO’s former employees have accrued benefits in KCP&L GMO’s defined benefit and post-retirement plans, and KCP&L GMO faces risks and uncertainties regarding these accrued benefits similar to those of KCP&L.

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
KCP&L owns 47% (548 MW) of Wolf Creek.  The Nuclear Regulatory Commission (NRC) has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.

Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  Although not expected, an extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a substantial adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.

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

Participation in regional transmission organizations (RTOs) could increase costs, reduce revenues, and reduce KCP&L’s and KCP&L GMO’s control over their transmission assets.
Functional control of the KCP&L transmission systems was transferred to the Southwest Power Pool, Inc. (SPP) during the third quarter of 2006.  KCP&L may be required to incur expenses or expand its transmission system, for which it would seek recovery for through rates, according to decisions made by the SPP rather than according to its internal planning process.  In addition, there is uncertainty regarding the impact of ongoing RTO developments at FERC.

KCP&L GMO’s application to join the Midwest Independent System Operator (MISO) RTO is pending MPSC ruling.  KCP&L GMO will face risks and uncertainties regarding its participation in an RTO similar to those that KCP&L faces with respect to the SPP.

The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on Great Plains Energy’s and KCP&L’s financial condition.
Great Plains Energy, KCP&L and KCP&L GMO are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case presently be reasonably estimated.  The liability that Great Plains Energy, KCP&L and KCP&L GMO may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters and, as a result, these matters may have a material adverse effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the second quarter of 2008.

Issuer Purchases of Equity Securities
				Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
April 1 - 30	3,547 (1)	$ 25.56	-	N/A
May 1 - 31	110 (1)	26.46	-	N/A
June 1 - 30	12,122 (1)	26.10	-	N/A
Total	15,779	$ 25.98	-	N/A
(1) Represents shares of common stock surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares and the issuance of performance shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Great Plains Energy’s annual meeting of shareholders was held on May 6, 2008.  The shareholders elected ten directors and ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2008.

The ten persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy’s annual meeting in 2009 and until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld
David L. Bodde	74,485,413	1,447,525
Michael J. Chesser	74,494,538	1,438,400
William H. Downey	74,385,792	1,547,147
Mark A. Ernst	74,556,061	1,376,878
Randall C. Ferguson, Jr.	74,583,354	1,349,585
Luis A. Jimenez	74,552,437	1,380,502
James A. Mitchell	74,551,626	1,381,313
William C. Nelson	73,816,717	2,116,221
Linda H. Talbott	74,419,455	1,513,484
Robert H. West	74,445,016	1,487,922

No votes were cast against the nominees due to cumulative voting.

Great Plains Energy shareholders ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2008.  The voting regarding the appointment was as follows:

Votes For	Votes Against	Abstentions
75,075,490	614,324	243,122

KCP&L
Great Plains Energy is KCP&L’s sole shareholder.  By a unanimous written consent dated as of May 6, 2008, Great Plains Energy, as the sole shareholder, elected the following directors of Great Plains Energy as the directors of KCP&L for the ensuing year and until their successors are duly elected and qualified, or until their resignations:  David L. Bodde; Michael J. Chesser; William H. Downey; Mark A. Ernst; Randall C. Ferguson, Jr.; Luis A. Jimenez; James A. Mitchell; William C. Nelson and Linda H. Talbott.

ITEM 5.  OTHER INFORMATION

The following information is provided in this Quarterly Report in lieu of reporting such information under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officer, of Form 8-K.

On August 5, 2008, the boards of directors of Great Plains Energy and KCP&L took the following officer appointment and compensation actions.  The board of directors of KCP&L appointed John R. Marshall as Executive Vice President – Utility Operations, and increased his annual base salary to $390,000 from $355,000.  Prior to the appointment, Mr. Marshall was Senior Vice President – Delivery of KCP&L.  Mr. Marshall is a “named executive officer” of Great Plains Energy, as defined in applicable SEC regulations.  The board of directors of KCP&L appointed Michael J. Chesser as Chairman of the Board and Chief Executive Officer, and William H. Downey as President and Chief Operating Officer.  Prior to these appointments, Mr. Chesser was Chairman of the Board, and Mr. Downey was President and Chief Executive Officer, of KCP&L.  The board of directors of Great Plains Energy approved an enhanced supplemental retirement and severance benefit for Mr. Downey, who is also President and Chief Operating Officer and a “named executive officer” of Great Plains Energy.  Mr. Downey will receive a $700,000 lump sum payment upon his voluntary separation from service upon or after reaching age 65.  If Mr. Downey dies or becomes disabled before reaching age 65, he will receive a proportionately reduced lump sum based on the period of time he was actively employed between August 5, 2008 and his 65th birthday.  In addition, if his employment is terminated prior to his 65th birthday other than for “Cause”, or if he terminates employment prior to his 65th birthday for “Good Reason” (as those terms are defined in his Change in Control Severance Agreement, which was filed as Exhibit 10.1.b to Great Plains Energy’s Form 10-Q for the quarter ended September 30, 2006), he will be entitled to receive the full lump sum payment.  The preceding description of the enhanced supplemental retirement and severance benefit is a summary only, and is qualified in its entirety by reference to the letter attached as Exhibit 10.1.X to this report.  Except as described above, there were no changes to the existing compensation or other compensatory arrangements for Messrs. Chesser, Downey or Marshall.  The information required by Items 401(b), (d) and (e) and Item 404(a) respecting Messrs. Chesser and Downey can be found in the 2007 10-K and/or Great Plains Energy’s annual meeting proxy statement dated March 26, 2008.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
2.1.1	*
Mutual Notice of Extension among Aquila, Inc., Great Plains Energy Incorporated, Gregory Acquisition Corp., and Black Hills Corporation dated as of April 29, 2008.  (Exhibit 10.1 to Form 8-K filed April 30, 2008).

3.1.1	*	By-laws of Great Plains Energy Incorporated, as amended April 1, 2008. (Exhibit 3.1 to Form 8-K dated April 7, 2008).
10.1.1	*
Letter Agreement dated as of January 30, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.41 to Form 10-K for the year ended December 31, 2007).

10.1.2	*
Letter Agreement dated as of February 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2008).

10.1.3	*
Letter Agreement dated as of March 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.4 to Form 10-Q for the quarter ended March 31, 2008).

10.1.4	*
Letter Agreement dated as of April 28, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp. (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2008).

10.1.5
Letter Agreement dated as of May 29, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.6
Letter Agreement dated as of June 19, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.7
Letter Agreement dated as of June 27, 2008, to Asset Purchase Agreement and Partnership Interests Purchase Agreement by and among Aquila, Inc., Black Hills Corporation, Great Plains Energy Incorporated and Gregory Acquisition Corp.

10.1.8	*
Purchase Agreement, dated as of April 1, 2008, by and among Custom Energy Holdings, L.L.C., Direct Energy Services, LLC and Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed April 2, 2008).

10.1.9	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC. (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).

10.1.10	*
First Amendment to Credit Agreement dated as of May 16, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K filed on May 22, 2008).

10.1.11	*
Second Amendment to Credit Agreement dated as of May 16, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K filed on May 22, 2008).

10.1.12	*
Third Amendment to Credit Agreement dated as of June 13, 2008, among Great Plains Energy Incorporated, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (Exhibit 10.1 to Form 8-K filed on June 19, 2008).

10.1.13	*
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Financing Agreement dated as of April 22, 2005, as amended, among Aquila, Inc., the lenders from time to time party thereto, and Union Bank of California, N.A. as Agent. (Exhibit 10.1 to Form 8-K filed July 18, 2008).

10.1.14	*
Guaranty dated as of July 14, 2008, between Great Plains Energy Incorporated and Union Bank of California, N.A., related to Credit Agreement dated as of August 31, 2005, as amended, among Aquila, Inc., the banks named therein, and Union Bank of California, N.A., as Administrative Agent. (Exhibit 10.2 to Form 8-K filed July 18, 2008).

10.1.15	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 11.875% Senior Notes due July 1, 2012. (Exhibit 10.3 to Form 8-K filed July 18, 2008).

10.1.16	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.75% Senior Notes due June 15, 2011. (Exhibit 10.4 to Form 8-K filed July 18, 2008).

10.1.17	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.95% Senior Notes due February 1, 2011. (Exhibit 10.5 to Form 8-K filed July 18, 2008).

10.1.18	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021. (Exhibit 10.6 to Form 8-K filed July 18, 2008).

10.1.19	*
Guaranty dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 7.625% Senior Notes due November 15, 2009. (Exhibit 10.7 to Form 8-K filed July 18, 2008).

10.1.20	+	Form of Restricted Stock Agreement.
10.1.21	+	Form of Performance Share Agreement.
10.1.22	+	Great Plains Energy Incorporated/Kansas City Power & Light Company Annual Incentive Plan Amended effective as of January 1, 2007, and 2008 objectives adopted as of May 6, 2008.
10.1.23	+	Letter regarding enhanced supplemental retirement and severance benefit for William H. Downey, dated August 5, 2008.
10.1.24	+	Description of Certain Former Director and Named Executive Officer Compensatory Arrangements.
10.1.25	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria effective as of May 6, 2008.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.
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

KCP&L Documents

Exhibit Number		Description of Document
3.2.2	*	By-laws of Kansas City Power & Light Company, as amended April 1, 2008. (Exhibit 3.2 to Form 8-K dated April 7, 2008).
10.2.1
Amendment No. 2 dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005.

10.2.2	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens’ Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC. (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).

12.2		Computation of Ratio of Earnings to Fixed Charges.
31.2.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.2.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.2		Section 1350 Certifications.
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

GREAT PLAINS ENERGY INCORPORATED

Dated: August 8, 2008	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 8, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: August 8, 2008	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: August 8, 2008	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)