Form 10-Q
period 2009-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2009-05-11
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company	Yes	X	No	_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive
Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Great Plains Energy Incorporated	Yes	_	No	_	Kansas City Power & Light Company	Yes _	No	_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Great Plains Energy Incorporated	Large accelerated filer	X	Accelerated filer	_
Non-accelerated filer	_	Smaller reporting company	_
Kansas City Power & Light Company	Large accelerated filer	_	Accelerated filer	_
Non-accelerated filer	X	Smaller reporting company	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company	Yes	_	No	X

On May 8, 2009, Great Plains Energy Incorporated had 123,548,465 shares of common stock outstanding. On May 8, 2009,
Kansas City Power & Light Company had one share of common stock outstanding, which was held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is
therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy’s other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L’s debt securities and holders of such securities should not consider Great Plains Energy’s or its other subsidiaries’ financial resources or results of operations in making a decision with respect to KCP&L’s debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.

This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management’s discussion and analysis included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made.  Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of the Comprehensive Energy Plan and other matters affecting future operations.  In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the registrants are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information.  These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs, including but not limited to possible further deterioration in economic conditions and the timing and extent of any economic recovery; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and GMO; changes in business strategy, operations or development plans; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates KCP&L and GMO can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts; increased competition including, but not limited to, retail choice in the electric utility industry and the entry of new competitors; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; ability to achieve generation planning goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of additional generating capacity and environmental projects; nuclear operations; workforce risks, including, but not limited to, retirement compensation and benefits costs; the ability to successfully integrate KCP&L and GMO operations and the timing and amount of resulting synergy savings; and other risks and uncertainties.

This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS

The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Black Hills	Black Hills Corporation
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon Dioxide
Collaboration Agreement	Agreement among KCP&L, the Sierra Club and the Concerned Citizens of Platte County
Company	Great Plains Energy Incorporated and its subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EEI	Edison Electric Institute
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FGIC	Financial Guaranty Insurance Company
FIN	Financial Accounting Standards Board Interpretation
FSP	Financial Accounting Standards Board Staff Position
FSS	Forward Starting Swaps
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy as of July 14, 2008
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
HSS	Home Service Solutions Inc., a wholly owned subsidiary of KLT Inc.
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KDHE	Kansas Department of Health and Environment
KLT Gas	KLT Gas, Inc., a wholly owned subsidiary of KLT Inc.
KLT Inc.	KLT Inc., a wholly owned subsidiary of Great Plains Energy
KLT Investments	KLT Investments Inc., a wholly owned subsidiary of KLT Inc.
KW	Kilowatt
kWh	Kilowatt hour
MAC	Material Adverse Change
MDNR	Missouri Department of Natural Resources
MGP	Manufactured gas plant

Abbreviation or Acronym	Definition

MISO	Midwest Independent Transmission System Operator, Inc.
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPNS	Normal Purchases and Normal Sales
NRC	Nuclear Regulatory Commission
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Services	Great Plains Energy Services Incorporated, a wholly owned subsidiary of Great Plain Energy
SFAS	Statement of Financial Accounting Standards
SIP	State Implementation Plan
SO2	Sulfur Dioxide
SPP	Southwest Power Pool, Inc.
STB	Surface Transportation Board
Strategic Energy	Strategic Energy, L.L.C., a former subsidiary of KLT Energy Services
Syncora	Syncora Guarantee Inc.
T - Lock	Treasury Lock
Union Pacific	Union Pacific Railroad Company
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$83.3	$61.1
Funds on deposit	7.8	10.8
Receivables, net	186.8	242.3
Fuel inventories, at average cost	90.5	87.0
Materials and supplies, at average cost	106.0	99.3
Deferred refueling outage costs	10.1	12.4
Refundable income taxes	29.5	26.0
Deferred income taxes	32.0	28.6
Assets held for sale (Note 5)	16.8	16.3
Derivative instruments	1.5	4.8
Prepaid expenses	18.2	15.2
Total	582.5	603.8
Nonutility Property and Investments
Affordable housing limited partnerships	13.7	13.9
Nuclear decommissioning trust fund	93.8	96.9
Other	40.8	41.1
Total	148.3	151.9
Utility Plant, at Original Cost
Electric	8,138.7	7,940.8
Less-accumulated depreciation	3,639.4	3,582.5
Net utility plant in service	4,499.3	4,358.3
Construction work in progress	1,706.8	1,659.1
Nuclear fuel, net of amortization of $115.2 and $110.8	76.6	63.9
Total	6,282.7	6,081.3
Deferred Charges and Other Assets
Regulatory assets	834.7	824.8
Goodwill	169.5	156.0
Derivative instruments	6.3	13.0
Other	40.1	38.5
Total	1,050.6	1,032.3
Total	$8,064.1	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$285.6	$204.0
Commercial paper	208.6	380.2
Current maturities of long-term debt	70.5	70.7
Accounts payable	342.9	418.0
Accrued taxes	50.0	27.7
Accrued interest	67.1	72.4
Accrued compensation and benefits	33.6	29.7
Pension and post-retirement liability	4.7	4.7
Derivative instruments	0.4	86.2
Other	35.7	43.8
Total	1,099.1	1,337.4
Deferred Credits and Other Liabilities
Deferred income taxes	364.7	387.1
Deferred tax credits	113.0	105.5
Asset retirement obligations	126.3	124.3
Pension and post-retirement liability	452.6	445.6
Regulatory liabilities	206.3	209.4
Other	115.6	112.8
Total	1,378.5	1,384.7
Capitalization
Great Plains Energy common shareholders' equity
Common stock-150,000,000 shares authorized without par value
123,391,421 and 119,375,923 shares issued, stated value	2,172.9	2,118.4
Retained earnings	485.8	489.3
Treasury stock-236,695 and 120,677 shares, at cost	(6.2)	(3.6)
Accumulated other comprehensive loss	(52.7)	(53.5)
Total	2,599.8	2,550.6
Noncontrolling interest	1.0	1.0
Total common shareholders' equity	2,600.8	2,551.6
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	2,946.7	2,556.6
Total	5,586.5	5,147.2
Commitments and Contingencies (Note 13)
Total	$8,064.1	$7,869.3

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2009	2008
Operating Revenues	(millions, except per share amounts)
Electric revenues	$419.2	$297.6
Operating Expenses
Fuel	87.6	54.7
Purchased power	57.2	30.8
Utility operating expenses	109.0	74.0
Maintenance	37.9	30.2
Depreciation and amortization	69.0	50.2
General taxes	34.7	29.7
Other	2.9	8.9
Total	398.3	278.5
Operating income	20.9	19.1
Non-operating income	12.8	9.1
Non-operating expenses	(0.9)	(1.1)
Interest charges	(37.3)	(41.6)
Loss from continuing operations before income tax benefit and loss
from equity investments	(4.5)	(14.5)
Income tax benefit	26.3	9.5
Loss from equity investments, net of income taxes	(0.1)	(0.4)
Income (loss) from continuing operations	21.7	(5.4)
Income from discontinued operations, net of income taxes (Note 20)	-	52.9
Net income	21.7	47.5
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$21.3	$47.1

Average number of basic common shares outstanding	119.2	85.9

Basic and diluted earnings (loss) per common share
Continuing operations	$0.18	$(0.07)
Discontinued operations	-	0.62
Basic and diluted earnings per common share	$0.18	$0.55

Cash dividends per common share	$0.2075	$0.415

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$21.7	$47.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	69.0	52.2
Amortization of:
Nuclear fuel	4.4	3.3
Other	(3.9)	2.2
Deferred income taxes, net	(23.2)	33.8
Investment tax credit amortization	(0.6)	(0.3)
Loss from equity investments, net of income taxes	0.1	0.4
Fair value impacts from energy contracts - Strategic Energy	-	(83.1)
Fair value impacts from interest rate hedging	-	21.9
Other operating activities (Note 3)	(64.0)	(2.0)
Net cash from operating activities	3.5	75.9
Cash Flows from Investing Activities
Utility capital expenditures	(303.1)	(182.1)
Allowance for borrowed funds used during construction	(9.6)	(5.0)
Payment to Black Hills for asset sale working capital adjustment	(7.7)	-
Purchases of nuclear decommissioning trust investments	(12.8)	(14.5)
Proceeds from nuclear decommissioning trust investments	11.8	13.6
Other investing activities	2.6	(5.8)
Net cash from investing activities	(318.8)	(193.8)
Cash Flows from Financing Activities
Issuance of common stock	52.6	2.3
Issuance of long-term debt	406.8	350.0
Issuance fees	(3.8)	(3.0)
Repayment of long-term debt	(1.3)	-
Net change in short-term borrowings	(90.0)	(175.9)
Dividends paid	(25.2)	(36.2)
Other financing activities	(1.6)	(0.6)
Net cash from financing activities	337.5	136.6
Net Change in Cash and Cash Equivalents	22.2	18.7
Cash and Cash Equivalents at Beginning of Year (includes $43.1
million of cash included in assets of discontinued operations in 2008)	61.1	67.1
Cash and Cash Equivalents at End of Period (includes $69.1 million
of cash included in assets of discontinued operations in 2008)	$83.3	$85.8

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	119,375,923	$2,118.4	86,325,136	$1,065.9
Issuance of common stock	4,009,498	52.8	126,591	2.6
Issuance of restricted common stock	6,000	0.1	2,250	0.1
Equity compensation expense		0.8		0.7
Unearned Compensation
Issuance of restricted common stock		(0.1)		(0.1)
Forfeiture of restricted common stock		0.8		(0.1)
Compensation expense recognized		1.0		1.4
Other		(0.9)		(0.4)
Ending balance	123,391,421	2,172.9	86,453,977	1,070.1
Retained Earnings
Beginning balance		489.3		506.9
Net income		21.7		47.5
Dividends:
Common stock		(24.8)		(35.8)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		-		(0.1)
Ending balance		485.8		518.1
Treasury Stock
Beginning balance	(120,677)	(3.6)	(90,929)	(2.8)
Treasury shares acquired	(116,526)	(2.6)	(19,176)	(0.5)
Treasury shares reissued	508	-	-	-
Ending balance	(236,695)	(6.2)	(110,105)	(3.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(53.5)		(2.1)
Derivative hedging activity, net of tax		0.8		50.0
Change in unrecognized pension expense, net of tax		-		0.1
Ending balance		(52.7)		48.0
Total Great Plains Energy Common Shareholders' Equity		2,599.8		1,632.9
Noncontrolling Interest		1.0		-
Total Common Shareholders' Equity		$2,600.8		$1,632.9

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2009	2008
	(millions)
Net income	$21.7	$47.5
Other comprehensive income
Gain on derivative hedging instruments	-	81.6
Income taxes	-	(34.0)
Net gain on derivative hedging instruments	-	47.6
Reclassification to expenses, net of tax	0.8	2.4
Derivative hedging activity, net of tax	0.8	50.0
Defined benefit pension plans
Amortization of net gains included in net periodic
benefit costs	-	0.1
Net change in unrecognized pension expense	-	0.1
Comprehensive income	$22.5	$97.6

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2009	2008
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$9.9	$5.4
Receivables, net	137.3	161.6
Fuel inventories, at average cost	53.8	51.7
Materials and supplies, at average cost	71.9	68.3
Deferred refueling outage costs	10.1	12.4
Refundable income taxes	3.4	11.9
Deferred income taxes	7.0	4.9
Derivative instruments	0.5	0.6
Prepaid expenses	14.8	11.8
Total	308.7	328.6
Nonutility Property and Investments
Nuclear decommissioning trust fund	93.8	96.9
Other	3.7	3.7
Total	97.5	100.6
Utility Plant, at Original Cost
Electric	5,708.4	5,671.4
Less-accumulated depreciation	2,784.0	2,738.8
Net utility plant in service	2,924.4	2,932.6
Construction work in progress	1,309.8	1,148.5
Nuclear fuel, net of amortization of $115.2 and $110.8	76.6	63.9
Total	4,310.8	4,145.0
Deferred Charges and Other Assets
Regulatory assets	608.8	609.1
Other	46.3	45.5
Total	655.1	654.6
Total	$5,372.1	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2009	2008
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Commercial paper	$208.6	$380.2
Accounts payable	233.6	299.3
Accrued taxes	39.0	20.5
Accrued interest	22.3	18.1
Accrued compensation and benefits	33.6	29.7
Pension and post-retirement liability	1.6	1.6
Derivative instruments	0.4	80.3
Other	8.5	9.1
Total	547.6	838.8
Deferred Credits and Other Liabilities
Deferred income taxes	588.6	596.2
Deferred tax credits	107.6	99.9
Asset retirement obligations	113.7	111.9
Pension and post-retirement liability	417.6	410.6
Regulatory liabilities	111.0	115.8
Other	56.6	56.8
Total	1,395.1	1,391.2
Capitalization
Common shareholder's equity
Common stock-1,000 shares authorized without par value
1 share issued, stated value	1,355.6	1,315.6
Retained earnings	343.6	353.2
Accumulated other comprehensive loss	(46.3)	(46.9)
Total	1,652.9	1,621.9
Long-term debt (Note 11)	1,776.5	1,376.9
Total	3,429.4	2,998.8
Commitments and Contingencies (Note 13)
Total	$5,372.1	$5,228.8

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income
(Unaudited)

Three Months Ended March 31	2009	2008
Operating Revenues	(millions)
Electric revenues	$277.5	$297.6
Operating Expenses
Fuel	52.7	54.7
Purchased power	24.4	30.8
Operating expenses	77.5	74.0
Maintenance	26.2	29.0
Depreciation and amortization	51.6	50.2
General taxes	30.3	29.5
Other	(0.1)	-
Total	262.6	268.2
Operating income	14.9	29.4
Non-operating income	9.2	3.4
Non-operating expenses	(1.1)	(1.2)
Interest charges	(17.2)	(16.8)
Income before income tax benefit	5.8	14.8
Income tax benefit	2.6	2.2
Net income	$8.4	$17.0

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2009	2008
Cash Flows from Operating Activities	(millions)
Net income	$8.4	$17.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	51.6	50.2
Amortization of:
Nuclear fuel	4.4	3.3
Other	3.5	1.7
Deferred income taxes, net	(8.6)	0.2
Investment tax credit amortization	(0.4)	(0.3)
Other operating activities (Note 3)	(70.5)	14.2
Net cash from operating activities	(11.6)	86.3
Cash Flows from Investing Activities
Utility capital expenditures	(232.4)	(182.1)
Allowance for borrowed funds used during construction	(7.8)	(5.0)
Purchases of nuclear decommissioning trust investments	(12.8)	(14.5)
Proceeds from nuclear decommissioning trust investments	11.8	13.6
Other investing activities	3.4	(5.7)
Net cash from investing activities	(237.8)	(193.7)
Cash Flows from Financing Activities
Issuance of long-term debt	406.8	350.0
Issuance fees	(3.3)	(3.0)
Net change in short-term borrowings	(171.6)	(201.9)
Dividends paid to Great Plains Energy	(18.0)	(36.0)
Equity contribution from Great Plains Energy	40.0	-
Net cash from financing activities	253.9	109.1
Net Change in Cash and Cash Equivalents	4.5	1.7
Cash and Cash Equivalents at Beginning of Year	5.4	3.2
Cash and Cash Equivalents at End of Period	$9.9	$4.9

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2009		2008
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	1	$1,315.6	1	$1,115.6
Equity contribution from Great Plains Energy		40.0		-
Ending balance	1	1,355.6	1	1,115.6
Retained Earnings
Beginning balance		353.2		371.3
Net income		8.4		17.0
Transfer of HSS to KLT Inc.		-		0.7
Dividends:
Common stock held by Great Plains Energy		(18.0)		(36.0)
Ending balance		343.6		353.0
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(46.9)		(7.5)
Derivative hedging activity, net of tax		0.6		(6.4)
Ending balance		(46.3)		(13.9)
Total Common Shareholder's Equity		$1,652.9		$1,454.7

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an
integral part of theses statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2009	2008
	(millions)
Net income	$8.4	$17.0
Other comprehensive income (loss)
Loss on derivative hedging instruments	-	(10.3)
Income taxes	-	3.9
Net loss on derivative hedging instruments	-	(6.4)
Reclassification to expenses, net of tax	0.6	-
Derivative hedging activity, net of tax	0.6	(6.4)
Comprehensive income	$9.0	$10.6

The disclosures regarding KCP&L included in the accompanying Notes to Consolidated
Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY

Notes to Unaudited Consolidated Financial Statements

The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms “Great Plains Energy,” “Company,” and “KCP&L” are used throughout this report.  “Great Plains Energy” and the “Company” refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  “KCP&L” refers to Kansas City Power & Light Company and its consolidated subsidiaries.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one wholly owned subsidiary, Kansas City Power & Light Receivables Company (Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO wholly owns MPS Merchant Services, Inc. (MPS Merchant), which has certain long-term natural gas contracts remaining from its former non-regulated trading operations.  Great Plains Energy acquired GMO on July 14, 2008.  See Note 2 to the consolidated financial statements for additional information.

•	Great Plains Energy Services Incorporated (Services) obtains certain goods and third-party services for its affiliated companies. On December 16, 2008, Services employees were transferred to KCP&L.

•	KLT Inc. is an intermediate holding company that primarily holds investments in affordable housing limited partnerships.

Great Plains Energy’s sole reportable business segment is electric utility.  For the three months ended March 31, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.  See Note 19 for additional information.

Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements are deducted from income (loss) from continuing operations and net income before dividing by the average number of common shares outstanding.  The earnings (loss) per share impact of discontinued operations is determined by dividing income (loss) from discontinued operations, net of income taxes, by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock and stock options.

The following table reconciles Great Plains Energy’s basic and diluted EPS from continuing operations.

Three Months Ended March 31	2009	2008
Income	(millions, except per share amounts)
Income (loss) from continuing operations	$21.7	$(5.4)
Less: preferred stock dividend requirements	0.4	0.4
Income (loss) available for common shareholders	$21.3	$(5.8)
Common Shares Outstanding
Average number of common shares outstanding	119.2	85.9
Add: effect of dilutive securities	0.1	-
Diluted average number of common shares outstanding	119.3	85.9

Basic and diluted EPS from continuing operations	$0.18	$(0.07)

The computation of diluted EPS for the three months ended March 31, 2009, excludes anti-dilutive shares consisting of 296,055 performance shares, 433,644 restricted stock shares and 338,085 stock options.

The computation of diluted EPS for the three months ended March 31, 2008, excludes anti-dilutive shares consisting of 234,921 performance shares and 444,584 restricted stock shares.  There were no anti-dilutive shares applicable to stock options.

Dividends Declared
In May 2009, the Board of Directors declared a quarterly dividend of $0.2075 per share on Great Plains Energy’s common stock.  The common dividend is payable June 19, 2009, to shareholders of record as of May 29, 2009.  The Board of Directors also declared regular dividends on Great Plains Energy’s preferred stock, payable September 1, 2009, to shareholders of record as of August 11, 2009.

2.	GMO ACQUISITION

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  The total purchase price of the acquisition was approximately $1.7 billion.  The fair value of the 32.2 million shares of Great Plains Energy common stock issued was approximately $1.0 billion.  Great Plains Energy paid approximately $0.7 billion of cash consideration.  Immediately prior to Great Plains Energy’s acquisition of GMO, Black Hills Corporation (Black Hills) acquired GMO's electric utility assets in Colorado and its gas utility assets in Colorado, Kansas, Nebraska and Iowa.  Following the closing of the acquisition, Great Plains Energy wholly owns GMO, including its Missouri-based utility operations consisting of the Missouri Public Service and St. Joseph Light & Power divisions.  GMO is included in Great Plains Energy’s consolidated financial statements beginning as of July 14, 2008.

The transaction received the final required regulatory approval order from the MPSC on July 1, 2008.  Certain parties have filed appeals and a motion to stay the order with the Cole County, Missouri, circuit court.  The order remains in effect unless reversed by the courts.

The MPSC order provided for the deferral of transition costs to be amortized over a five-year period beginning with the first post-transaction rate cases to the extent that synergy savings exceed amortization.  The KCC order approved the deferral of up to $10.0 million of transition cost to be amortized over a five-year period beginning with rates expected to be effective in 2010.  At March 31, 2009, Great Plains Energy had $46.7 million of regulatory assets related to transition costs, which included $27.0 million at KCP&L and $19.7 million at GMO.

The acquisition was accounted for under the purchase method of accounting.  As a result, the assets and liabilities of GMO were recorded at their estimated fair values as of July 14, 2008.  The fair values are preliminary and are subject to adjustment as additional information is obtained, but will be finalized within one year from the acquisition date.  The following table shows the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the date of the acquisition.

	July 14
	2008
Purchase Price Allocation	(millions)
Cash	$677.7
Common stock (32.2 million shares)	1,026.1	(a)
Stock options (0.5 million options)	2.7	(b)
Transaction costs	35.6
Total purchase price	1,742.1

Cash and cash equivalents	949.6
Receivables	154.4
Deferred income taxes	502.2
Other current assets	131.4
Utility plant, net	1,627.4
Nonutility property and investments	131.4
Regulatory assets	176.7
Other long-term assets	75.2
Total assets acquired	3,748.3
Current liabilities	323.9
Regulatory liabilities	115.9
Deferred income taxes	245.3
Long-term debt	1,334.2
Other long-term liabilities	156.4
Net assets acquired	1,572.6

Preliminary goodwill	$169.5
(a) The fair value is based on the average closing price of Great Plains Energy common stock of $31.88, the average during the period beginning two trading days before and ending two trading days after February 7, 2007, the announcement of the acquisition, net of issuing costs.
(b) The fair value is calculated by multiplying the stock options outstanding at July 14,
2008, by the option exchange ratio of 0.1569, calculated as defined in the merger agreement.

Great Plains Energy recorded $169.5 million of preliminary goodwill, all of which is included in the electric utility segment.  None of the goodwill is tax deductible.  The factors that contributed to a purchase price that resulted in goodwill were strategic considerations and significant cost savings and synergies including: expanded regulated electric utility business; adjacent regulated electric utility territories; increased GMO financial strength and flexibility; improved reliability and customer service and disposition of non-strategic gas operations.  Changes to the initial allocation of the purchase price consisted of additional fair value adjustments to certain real estate properties, increased unrecognized tax benefits related to prior year tax positions on GMO tax returns and net operating loss valuation allowance adjustments.

Great Plains Energy has not yet resolved certain issues regarding regulatory treatment of certain assets and prior year income tax liabilities for GMO.  Management expects that these issues will be resolved during the second quarter and could have a significant impact on the initial allocation of the purchase price.

The following table provides unaudited pro forma results of operations for Great Plains Energy for the three months ended March 31, 2008, as if the acquisition had occurred January 1, 2008.  Pro forma results are not necessarily indicative of the actual results that would have resulted had the acquisition actually occurred on January 1, 2008.

March 31
2008
(millions, except per share amounts)
Operating revenues	$ 444.9
Income from continuing operations	$ 14.7
Net income	$ 67.6
Earnings available for common shareholders	$ 67.2

Earnings per common share from continuing operations	$ 0.12
Earnings per common share	$ 0.57

3.	SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$48.8	$33.4
Fuel inventories	(3.5)	(7.2)
Materials and supplies	(6.7)	(1.4)
Accounts payable	(26.4)	26.8
Accrued taxes	27.0	1.7
Accrued interest	(7.8)	9.4
Deferred refueling outage costs	2.3	(4.2)
Accrued plant maintenance costs	(0.6)	-
Fuel adjustment clauses	(2.7)	-
Pension and post-retirement benefit obligations	13.0	8.7
Allowance for equity funds used during construction	(12.1)	(2.5)
Deferred acquisition costs	-	(2.4)
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	(16.2)	(23.1)
Total other operating activities	$(64.0)	$(2.0)
Cash paid during the period:
Interest	$49.8	$5.5
Income taxes	$0.3	$8.6
Non-cash investing activities:
Liabilities assumed for capital expenditures	$69.0	$75.8

KCP&L Other Operating Activities
Three Months Ended March 31	2009	2008
Cash flows affected by changes in:	(millions)
Receivables	$17.2	$32.8
Fuel inventories	(2.1)	(7.2)
Materials and supplies	(3.6)	(1.4)
Accounts payable	(42.7)	12.5
Accrued taxes	35.1	17.4
Accrued interest	4.2	10.7
Deferred refueling outage costs	2.3	(4.2)
Pension and post-retirement benefit obligations	13.4	8.1
Allowance for equity funds used during construction	(8.5)	(2.5)
Kansas Energy Cost Adjustment	(4.8)	-
Forward Starting Swaps settlement	(79.1)	-
T-Lock settlement	-	(41.2)
Other	(1.9)	(10.8)
Total other operating activities	$(70.5)	$14.2
Cash paid during the period:
Interest	$12.8	$5.1
Non-cash investing activities:
Liabilities assumed for capital expenditures	$65.9	$75.7

Significant Non-Cash Items
In the first quarter of 2008, KCP&L recorded a $12.8 million increase in AROs, with a corresponding increase in net utility plant as a result of changes in cost estimates and timing used to compute the present value of asbestos AROs for KCP&L’s Hawthorn Station.  This activity had no impact on Great Plains Energy’s or KCP&L’s 2008 cash flows.

4.	RECEIVABLES

Great Plains Energy’s and KCP&L’s receivables are detailed in the following table.

	March 31	December 31
	2009	2008
KCP&L	(millions)
Customer accounts receivable - billed	$2.3	$15.5
Customer accounts receivable - unbilled	31.0	41.7
Allowance for doubtful accounts	(1.5)	(1.2)
Intercompany receivables	40.1	28.5
Other receivables	65.4	77.1
Total	$137.3	$161.6
Great Plains Energy
Customer accounts receivable - billed	$43.5	$61.3
Customer accounts receivable - unbilled	52.3	69.9
Allowance for doubtful accounts	(4.3)	(3.5)
Other receivables	95.3	114.6
Total	$186.8	$242.3

Great Plains Energy’s and KCP&L’s other receivables at March 31, 2009, and December 31, 2008, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.

Sale of Accounts Receivable – KCP&L
KCP&L sells all of its retail electric accounts receivable to its wholly owned subsidiary, Receivables Company, which in turn sells an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” the sales under these agreements qualify as a sale under which the creditors of Receivables Company are entitled to be satisfied out of the assets of Receivables Company prior to any value being returned to KCP&L or its creditors.  Accounts receivable sold by Receivables Company to the outside investor under this revolving agreement totaled $70.0 million at March 31, 2009 and 2008.  KCP&L sells its receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L’s loss on the sale of accounts receivable.  KCP&L services the receivables and receives an annual servicing fee of 2.5% of the outstanding principal amount of the receivables sold to Receivables Company.  KCP&L does not recognize a servicing asset or liability because management determined the collection agent fee earned by KCP&L approximates market value.  The agreement expires July 2009, and KCP&L intends to renew the agreement or replace it with a similar agreement.

Information regarding KCP&L’s sale of accounts receivable to Receivables Company is reflected in the following tables.

		Receivables	Consolidated
Three Months Ended March 31, 2009	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(248.2)	$248.2	$-
Gain (loss) on sale of accounts receivable (a)	(3.1)	3.4	0.3
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.3)	(0.3)

Cash flows during the period
Cash from customers transferred to Receivables Company	(274.0)	274.0	-
Cash paid to KCP&L for receivables purchased	270.6	(270.6)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.1	(0.1)	-

		Receivables	Consolidated
Three Months Ended March 31, 2008	KCP&L	Company	KCP&L
	(millions)
Receivables (sold) purchased	$(247.0)	$247.0	$-
Gain (loss) on sale of accounts receivable (a)	(3.1)	3.2	0.1
Servicing fees	0.7	(0.7)	-
Fees to outside investor	-	(0.8)	(0.8)

Cash flows during the period
Cash from customers transferred to Receivables Company	(258.0)	258.0	-
Cash paid to KCP&L for receivables purchased	254.7	(254.7)	-
Servicing fees	0.7	(0.7)	-
Interest on intercompany note	0.4	(0.4)	-
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.

5.	ASSETS HELD FOR SALE

On July 14, 2008, Great Plains Energy closed its acquisition of GMO.  GMO has several real estate properties that will not be used.  As a result, these real estate properties are available for immediate sale in their present condition and management is actively marketing these properties.  The carrying amounts for these assets are presented at fair value less estimated selling cost and are included in assets held for sale on Great Plains Energy’s balance sheet.  Of the $16.8 million of assets held for sale at March 31, 2009, $12.4 million is included in the electric utility segment and the remaining $4.4 million is included in the other category.

6.	NUCLEAR PLANT

KCP&L owns 47% of Wolf Creek, its only nuclear generating unit.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC), with respect to licensing, operations and safety-related requirements.

Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  On June 3, 2008, the DOE filed with the NRC an application for authority to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  On September 8, 2008, the NRC found the application sufficiently complete to undergo a technical licensing review and therefore docketed the application.  The DOE has indicated that, assuming the NRC approves the application in the next three to four years, the DOE could be ready to begin accepting spent nuclear fuel by 2020, but only if Congress provides adequate funding for the project.  Under current DOE policy, once a permanent site is available, the DOE will accept spent nuclear fuel first from the owners with the older spent fuel.  Wolf Creek has completed an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Assuming that Yucca Mountain remains the national repository and DOE meets its revised timetable for accepting spent fuel for disposal by 2020, management expects that the DOE could begin accepting some of Wolf Creek’s spent fuel by 2028.  However, in March 2009, the President submitted a budget proposal to Congress that would limit the funding for Yucca Mountain to those costs necessary to answer inquiries from the NRC while the administration devises a new strategy toward nuclear waste disposal.  Management cannot predict when, or if, Yucca Mountain or an alternative disposal site will be available to receive Wolf Creek’s spent nuclear fuel and will continue to monitor this activity.  See Note 14 for a related legal proceeding.

Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Wolf Creek previously disposed of the remainder of its low-level radioactive waste (Class B and Class C waste, which is higher in radioactivity but much lower in volume) at a disposal site in Barnwell, South Carolina.  However, effective July 1, 2008, the state of South Carolina no longer accepts low-level radioactive waste at Barnwell, except for waste from generators located in South Carolina, Connecticut, and New Jersey.  Wolf Creek has storage capacity on site for about four years generation of Class B and Class C waste.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its low-level radioactive waste.  Should disposal capability become unavailable, management believes Wolf Creek will be able to store its low-level radioactive waste in an on-site facility and that a temporary loss of low-level radioactive waste disposal capability would not affect Wolf Creek’s continued operation.

7.	REGULATORY MATTERS

Regulatory Proceedings
On September 5, 2008, KCP&L filed requests for annual rate increases with the MPSC and KCC and GMO filed requests for annual rate increases with the MPSC.  The following table summarizes the requests.

		Annual Revenue Increase
			Additional		Return	Rate-making
Rate Jurisdiction (a)	File Date	Traditional (b)	Amortization	Total (c)	on Equity	Equity Ratio
		(millions)
GMO (MPS)	9/5/2008	$ 66.0	$ -	$ 66.0	10.75%	53.82%
GMO (L&P)	9/5/2008	17.1	-	17.1	10.75%	53.82%
GMO (Steam)	9/5/2008	1.3	-	1.3	10.75%	53.82%
KCP&L (MO)	9/5/2008	86.4	15.1	101.5	10.75%	53.82%
KCP&L (KS)	9/5/2008	60.4	11.2	71.6	10.75%	55.39%
Total		$ 231.2	$ 26.3	$ 257.5
(a) Rate Jurisdiction Areas:
GMO (MPS): Represents the area served by GMO's Missouri Public Service division
GMO (L&P): Represents the area served by GMO's St. Joseph Light & Power division
GMO (Steam): GMO steam customers in the St. Joseph, Missouri, area
KCP&L (MO): KCP&L Missouri customers (not in former Aquila service territory)
KCP&L (KS): KCP&L Kansas customers
(b) The amounts in this column reflect the revenue requirements calculated using the traditional rate case methodologies, which exclude additional amortization amounts to help maintain cash flow levels
(c) Excludes amounts recovered through KCP&L’s Kansas ECA and most of GMO’s FAC and QCA

On April 24, 2009, KCP&L and other parties to KCP&L’s pending rate case before the MPSC filed a stipulation and agreement to settle the pending rate case.  The stipulation and agreement provides, among other things, for an increase in annual revenues of approximately $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.  The stipulation and agreement is subject to MPSC approval, and will be voidable if not approved in its entirety.  It is possible that the MPSC may approve the stipulation and agreement with changes, or may not approve the stipulation and agreement.

On May 4, 2009, GMO and other parties to GMO’s pending steam rate case before the MPSC informed the MPSC that they had reached an agreement in principle (steam agreement) to settle the pending rate case.  Until a stipulation and agreement is filed, no later than May 11, 2009, the terms of the steam agreement are subject to change.  The steam agreement provides for an increase in annual revenues of approximately $1 million, effective July 1, 2009.  Additionally, the agreement allows for the QCA fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The current sharing mechanism is set at 80% above the fuel cost included in base rates.

On May 11, 2009, GMO and other parties to GMO’s pending electric rate case before the MPSC informed the MPSC that they had reached an agreement in principle (electric agreement) to settle the pending rate case.  Until a stipulation and agreement is filed, the terms of the electric agreement are subject to change.  The electric agreement provides for, among other things, an increase in annual revenues of approximately $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO Missouri portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The electric agreement also continues the GMO MPS and L&P FACs.

The stipulation and agreements to be filed regarding the steam and electric agreements will be subject to MPSC approval, and will each be voidable if not approved in their entirety.  It is possible that the MPSC may approve the stipulation and agreements with changes, or may not approve the stipulation and agreements.

Regarding the KCP&L rate case pending before KCC, in February 2009, KCC staff filed its respective testimony regarding the request for annual rate increase filed by KCP&L.  In March 2009, KCC staff issued an order delaying the expected effective date for an order on the pending KCP&L rate case to August 14, 2009, with evidentiary hearings scheduled for June 22, 2009 through July 2, 2009.  The following table details the February 2009 rate increase recommended by KCC staff.

	Annual Revenue Increase
		Additional		Return	Rate-making
Rate Jurisdiction	Traditional	Amortization	Total	on Equity	Equity Ratio
	(millions)
KCP&L (KS)	$ 42.6	$ 11.2	$ 53.8	11.40%	50.76%

KCP&L’s Comprehensive Energy Plan and Collaboration Agreement
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  KCP&L continues to make progress on the construction of Iatan No. 2 and the anticipated in-service date for Iatan No. 2 continues to be the summer of 2010.

In March 2007, KCP&L, the Sierra Club and the Concerned Citizens of Platte County entered into a Collaboration Agreement.  KCP&L agreed in the Collaboration Agreement to pursue increasing its wind generation capacity by 100MW by the end of 2010.  In 2008, KCP&L entered into agreements to acquire 100MW of wind generation for approximately $215 million, and subsequently provided notice to terminate the contract and began discussions with the developer to explore alternatives.  KCP&L entered into new agreements with the developer in February 2009.  The developer assigned to KCP&L its contract with the wind turbine manufacturer to purchase thirty-two turbines for a purchase price of approximately $68 million, plus approximately $17 million to be paid by KCP&L to the developer for various third party development and assignment costs.  KCP&L’s deposit of approximately $42 million under the original, terminated agreement was applied to the purchase price.  KCP&L and the developer also entered into an agreement for the construction of a thirty-five turbine project, with a May 31, 2010, estimated project completion date, for an approximate price of $118 million.  This construction agreement contains an absolute and unconditional option for KCP&L to terminate the agreement on or before September 30, 2009, for an upfront payment of $7.5 million, which will be applied to the price if the option is not exercised by KCP&L.  In April 2009, KCP&L entered into a conditional 100 MW wind power purchase agreement (PPA) with purchases beginning in January 2010.  The agreement is conditioned on the third party obtaining acceptable project financing, KCP&L selling the wind turbines and land to the third party at the price KCP&L has paid for those assets, and the third party entering into acceptable project construction agreements, among other conditions.  If all conditions are not satisfied by July 1, 2009 the PPA is terminable at no cost to KCP&L.  There are no assurances that these conditions will be satisfied.  Also in the Collaboration Agreement, KCP&L agreed to pursue an additional 300MW of wind generation capacity by the end of 2012, subject to regulatory approval.

GMO Missouri 2007 Rate Case Appeal
Appeals of the May 2007 MPSC order approving an approximate $59 million increase in annual revenues were filed in July and August of 2007 with the Circuit Court of Cole County, Missouri, by the Office of Public Counsel, AG Processing, Sedalia Industrial Energy Users’ Association and AARP seeking to set aside or remand the order of the MPSC.  In February 2009, the Circuit Court affirmed the MPSC order.  This decision was appealed.  The order remains in effect unless reversed by the courts.

GMO RTO Application
GMO’s application to transfer functional control of its transmission system to the Midwest Independent Transmission System Operator, Inc. (MISO) RTO was denied by the MPSC in October 2008.  In December 2008, GMO submitted a request to FERC to withdraw from MISO based on this MPSC denial.  GMO and MISO negotiated an agreement regarding this exit under which GMO would pay an insignificant amount of exit fees to MISO.  This agreement was approved by FERC in May 2009.

In November 2008, GMO requested MPSC authorization to transfer functional control of its transmission system to the Southwest Power Pool, Inc. (SPP).  On February 4, 2009, the MPSC approved a Stipulation and Agreement between GMO and several parties authorizing the transfer of functional control.

Great Plains Energy’s Acquisition of GMO
See Note 2 for a discussion of the pending appeals of the MPSC order authorizing the acquisition.

Regulatory Assets and Liabilities
Great Plains Energy’s and KCP&L’s regulatory assets and liabilities are detailed in the following tables.

					Great
March 31, 2009	KCP&L		GMO		Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$69.9		$46.8		$116.7
Loss on reacquired debt	5.6	(a)	0.3	(a)	5.9
Cost of removal	9.2		-		9.2
Asset retirement obligations	22.0		12.2		34.2
SFAS No. 158 pension and post-retirement costs	344.3	(b)	-		344.3
Other pension and post-retirement costs	84.9	(c)	64.2	(c)	149.1
Environmental remediation	-		2.0	(g)	2.0
Deferred customer programs	24.2	(d)	1.1		25.3
Rate case expenses	3.1	(e)	0.7	(e)	3.8
Skill set realignment costs	7.2	(f)	-		7.2
Under-recovery of energy costs	6.4	(g)	50.0	(g)	56.4
Acquisition transition costs	27.0		19.7		46.7
St. Joseph Light & Power acquisition	-		3.4	(g)	3.4
Storm damage	-		6.0	(g)	6.0
Derivative instruments	-		18.4	(g)	18.4
Other	5.0	(h)	1.1	(h)	6.1
Total	$608.8		$225.9		$834.7
Regulatory Liabilities
Emission allowances	$86.4		$1.0		$87.4
Asset retirement obligations	18.5		-		18.5
Pension	-		25.4		25.4
Cost of removal	-		60.0	(i)	60.0
Other	6.1		8.9		15.0
Total	$111.0		$95.3		$206.3

			Great
December 31, 2008	KCP&L	GMO	Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$71.6	$46.8	$118.4
Loss on reacquired debt	5.7	0.3	6.0
Cost of removal	9.6	-	9.6
Asset retirement obligations	21.1	12.0	33.1
SFAS No. 158 pension and post-retirement costs	355.8	-	355.8
Other pension and post-retirement costs	79.8	63.0	142.8
Environmental remediation	-	2.0	2.0
Deferred customer programs	22.6	0.4	23.0
Rate case expenses	2.9	0.6	3.5
Skill set realignment costs	7.5	-	7.5
Under-recovery of energy costs	1.6	52.0	53.6
Acquisition transition costs	25.5	17.6	43.1
St. Joseph Light & Power acquisition	-	3.6	3.6
Storm damage	-	6.4	6.4
Derivative instruments	-	9.7	9.7
Other	5.4	1.3	6.7
Total	$609.1	$215.7	$824.8
Regulatory Liabilities
Emission allowances	$86.5	$1.0	$87.5
Asset retirement obligations	22.7	-	22.7
Pension	-	25.0	25.0
Cost of removal	-	58.1	58.1
Other	6.6	9.5	16.1
Total	$115.8	$93.6	$209.4

(a)	Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b)
KCP&L’s regulatory asset for SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” pension and post-retirement costs at March 31, 2009, is more than offset by related liabilities, not included in rate base.

(c)
KCP&L’s regulatory asset for other pension and post-retirement costs at March 31, 2009, includes $62.6 million representing pension settlements and financial and regulatory accounting method differences not included in rate base.  The pension settlements, totaling $9.3 million, are being amortized over a five-year period, which began January 1, 2008.  The accounting method difference will be eliminated over the life of the pension plans.  GMO’s regulatory asset for other pension and post-retirement costs at March 31, 2009, includes $61.4 million representing financial and regulatory accounting method differences not included in rate base that will be eliminated over the life of the pension plans.

(d)	$8.8 million not included in rate base.
(e)	$2.5 million at KCP&L and $0.7 million at GMO not included in rate base and amortized over various periods.
(f)	$3.5 million not included in rate base and amortized through 2017.
(g)	Not included in rate base.
(h)	Certain insignificant items are not included in rate base and amortized over various periods.
(i)	Estimated cumulative net provision for future removal costs.

8.	PENSION PLANS AND OTHER EMPLOYEE BENEFITS

The Company maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO, and WCNOC and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees’ compensation, years of service and age at retirement.

KCP&L and GMO record pension expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension costs under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and pension costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods will be eliminated over the life of the pension plans.

In addition to providing pension benefits, the Company provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO, and WCNOC.  The cost of post-retirement benefits charged to KCP&L and GMO are accrued during an employee's years of service and recovered through rates.

As part of the GMO acquisition in July 2008, Black Hills assumed the accrued pension obligations owed to former employees of the electric and gas utility operations it acquired.  Following the July 2008 close, approximately $107.5 million of qualified benefit plan assets were transferred by GMO to a comparable plan established by Black Hills.  In April 2009, the final plan asset transfer was completed with $2.0 million transferred from the GMO plan to the Black Hills plan.

The following tables provide the components of net periodic benefit costs prior to the effects of capitalization and sharing with joint-owners of power plants.

Great Plains Energy
	Pension Benefits		Other Benefits
Three Months Ended March 31	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$7.3	$4.5	$1.0	$0.4
Interest cost	11.8	8.0	2.1	1.1
Expected return on plan assets	(8.0)	(8.0)	(0.4)	(0.2)
Prior service cost	1.0	1.0	1.0	0.7
Recognized net actuarial loss	9.1	8.1	0.1	0.1
Transition obligation	-	-	0.3	0.3
Net periodic benefit costs before
regulatory adjustment	21.2	13.6	4.1	2.4
Regulatory adjustment	(3.9)	(1.2)	-	-
Net periodic benefit costs	$17.3	$12.4	$4.1	$2.4

KCP&L
	Pension Benefits		Other Benefits
Three Months Ended March 31	2009	2008	2009	2008
Components of net periodic benefit costs	(millions)
Service cost	$6.3	$4.5	$0.8	$0.4
Interest cost	10.0	7.9	1.7	1.1
Expected return on plan assets	(6.9)	(8.0)	(0.3)	(0.2)
Prior service cost	0.9	1.0	0.8	0.7
Recognized net actuarial loss	7.8	8.0	0.1	0.1
Transition obligation	-	-	0.2	0.3
Net periodic benefit costs before
regulatory adjustment	18.1	13.4	3.3	2.4
Regulatory adjustment	(5.7)	(1.2)	-	-
Net periodic benefit costs	$12.4	$12.2	$3.3	$2.4

9.	EQUITY COMPENSATION

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

Three Months Ended March 31	2009	2008
Great Plains Energy	(millions)
Compensation expense	$1.8	$2.3
Income tax benefits	0.6	0.7
KCP&L
Compensation expense	1.3	1.6
Income tax benefits	0.4	0.5

Performance Shares
Performance share activity for the three months ended March 31, 2009, is summarized in the following table.  Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy’s performance, based on external measures, over stated performance periods.

	Performance	Grant Date
	Shares	Fair Value*
Beginning balance	314,511	$28.47
Performance adjustment	(88,056)
Forfeited	(18,456)	28.59
Ending balance	207,999	28.58
* weighted-average

At March 31, 2009, the remaining weighted-average contractual term was 1.4 years.  There were no performance shares granted for the three months ended March 31, 2009 and 2008.  At March 31, 2009, there was $2.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  There were no shares of common stock related to performance shares issued for the three months ended March 31, 2009.  The total fair value of shares of common stock related to performance shares issued for the three months ended March 31, 2008, was $0.8 million.

Restricted Stock
Restricted stock activity for the three months ended March 31, 2009, is summarized in the following table.

	Nonvested	Grant Date
	Restricted stock	Fair Value*
Beginning balance	458,796	$30.54
Granted and issued	6,000	19.55
Vested	(169,346)	31.31
Forfeited	(31,152)	31.29
Ending balance	264,298	29.71
* weighted-average

At March 31, 2009, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2009 and 2008, was $19.55 and $27.83, respectively.  At March 31, 2009, there was $3.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of shares vested for the three months ended March 31, 2009 and 2008, was $5.3 million and $0.8 million, respectively.

Stock Options
Stock option activity under all plans for the three months ended March 31, 2009, is summarized in the following table.  All stock options are fully vested at March 31, 2009.

		Exercise
Stock Options	Shares	Price*
Beginning balance	520,829	$76.10
Exercised	(508)	11.64
Forfeited or expired	(106,041)	119.76
Outstanding and exercisable at March 31, 2009	414,280	65.00
* weighted-average

The weighted-average grant-date fair value of options exercised for the three months ended March 31, 2009, was $11.64 per share.  The aggregate intrinsic value and cash received for options exercised in 2009 was insignificant.  There was no stock option activity for the three months ended March 31, 2008.

The following table summarizes all outstanding and exercisable stock options as of March 31, 2009.

	Outstanding and Exercisable Options
		Weighted Average
		Remaining	Weighted
Exercise	Number of	Contractual Life	Average
Price Range	Shares	in Years	Exercise Price
$9.21 - $11.64	64,172	0.7	$ 11.54
$23.91 - $27.73	232,658	2.7	24.54
$121.90 - $181.11	79,306	1.3	151.47
$221.82 - $251.86	38,144	2.1	221.97
Total	414,280	2.1

At March 31, 2009, the aggregate intrinsic value of in the money outstanding and exercisable options was insignificant.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy’s common stock as part of their annual retainer.  Each director may elect to defer receipt of their shares until the end of January in the year after they leave Great Plains Energy’s Board of Directors.  Director Deferred Share Units activity for the three months ended March 31, 2009, is summarized in the following table.

	Share	Grant Date
	Units	Fair Value*
Beginning balance	7,588	$27.94
Issued	13,117	19.39
Ending balance	20,705	22.53
* weighted-average

The total fair value of shares of Director Deferred Share Units issued for the three months ended March 31, 2009 and 2008, was $0.3 million and $0.2 million, respectively.

10.	SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT

Great Plains Energy’s $400 Million Revolving Credit Facility
Great Plains Energy’s $400 million revolving credit facility with a group of banks expires in May 2011.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2009, Great Plains Energy was in compliance with this covenant.  At March 31, 2009, Great Plains Energy had $8.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.01% and had issued letters of credit totaling $34.9 million under the credit facility.  At December 31, 2008, Great Plains Energy had $30.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22% and had issued letters of credit totaling $34.9 million under the credit facility.

KCP&L’s $600 Million Revolving Credit Facility
KCP&L’s $600 million revolving credit facility with a group of banks to provide support for its issuance of commercial paper and other general corporate purposes expires in May 2011.  A default by KCP&L on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of the agreement, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2009, KCP&L was in compliance with this covenant.  At March 31, 2009, KCP&L had $208.6 million of commercial paper outstanding, at a weighted-average interest rate of 2.83%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.  At December 31, 2008, KCP&L had $380.2 million of commercial paper outstanding, at a weighted-average interest rate of 5.34%, $11.9 million of letters of credit outstanding and no outstanding cash borrowings under the facility.

GMO’s $400 Million Revolving Credit Facility
GMO’s $400 million revolving credit facility with a group of banks expires in September 2011.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $25.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times.  At March 31, 2009, GMO was in compliance with this covenant.  At March 31, 2009, GMO had $237.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.81%, and had issued letters of credit totaling $14.0 million under the credit facility.  At December 31, 2008, GMO had $110.0 million of outstanding cash borrowings with a weighted-average interest rate of 1.22%, and had issued letters of credit totaling $1.2 million under the credit facility.

GMO’s $65 Million Revolving Credit Facility
GMO’s $65 million revolving credit facility originally would have expired in April 2009, but in April 2009 was extended until July 2009 and the aggregate amount available for borrowing was reduced to $50 million.  Borrowings under this facility are secured by the accounts receivable generated by GMO’s regulated utility operations.  A default by GMO on other indebtedness totaling more than $40.0 million is a default under the facility.  Under the terms of this agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement not greater than 0.7 to 1.0 from October 1, 2008, until the termination of the agreement.  GMO is required to maintain a ratio of EBITDA to interest expense for the period October 1, 2008, to the termination of the agreement, greater than 1.6 to 1.0.  At March 31, 2009, GMO was in compliance with these covenants.  At March 31, 2009, GMO had $40.6 million of outstanding cash borrowings with a weighted-average interest rate of 1.44%.  At December 31, 2008, GMO had $64.0 million of outstanding cash borrowings with a weighted-average interest rate of 2.16%.

11.	LONG-TERM DEBT

Great Plains Energy’s and KCP&L’s long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2009	2008
KCP&L		(millions)
General Mortgage Bonds
4.90%* EIRR bonds	2012-2035	$158.8	$158.8
7.15% Series 2009A	2019	400.0	-
4.65% EIRR Series 2005	2035	50.0	-
5.125% EIRR Series 2007A-1	2035	63.3	-
5.00% EIRR Series 2007A-2	2035	10.0	-
5.375% EIRR Series 2007B	2035	73.2	-
Unamortized discount		(0.4)	-
Senior Notes
6.50% Series	2011	150.0	150.0
5.85% Series	2017	250.0	250.0
6.375% Series	2018	350.0	350.0
6.05% Series	2035	250.0	250.0
Unamortized discount		(1.8)	(1.8)
EIRR bonds
4.65% Series 2005		-	50.0
5.125% Series 2007A-1		-	63.3
5.00% Series 2007A-2		-	10.0
5.375% Series 2007B		-	73.2
4.90% Series 2008	2038	23.4	23.4
Total KCP&L		1,776.5	1,376.9

GMO
First Mortgage Bonds
9.44% Series	2010-2021	13.5	14.6
Pollution Control Bonds
5.85% SJLP Pollution Control	2013	5.6	5.6
0.524% Wamego Series 1996	2026	7.3	7.3
2.316% State Environmental 1993	2028	5.0	5.0
Senior Notes
7.625% Series	2009	68.5	68.5
7.95% Series	2011	137.3	137.3
7.75% Series	2011	197.0	197.0
11.875% Series	2012	500.0	500.0
8.27% Series	2021	80.9	80.9
Fair Value Adjustment		109.1	117.5
Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Other	2009	0.9	1.1
Current maturities		(70.5)	(70.7)
Total GMO		1,070.6	1,080.1

Other Great Plains Energy
6.875% Senior Notes	2017	100.0	100.0
Unamortized discount		(0.4)	(0.4)
Total Great Plains Energy excluding current maturities		$2,946.7	$2,556.6
* Weighted-average interest rates at March 31, 2009.

Amortization of Debt Expense
Great Plains Energy’s and KCP&L’s amortization of debt expense is detailed in the following table.

Three Months Ended March 31	2009	2008
	(millions)
KCP&L	$0.4	$0.4
Other Great Plains Energy	0.5	0.1
Total Great Plains Energy	$0.9	$0.5

KCP&L General Mortgage Bonds and EIRR Bonds
In March 2009, KCP&L issued $400.0 million of 7.15% Mortgage Bonds Series 2009A, maturing in 2019.  As a result of amortizing the loss recognized in Other Comprehensive Income (OCI) on KCP&L’s Forward Starting Swaps (FSS), the effective interest rate on KCP&L’s $400.0 million of 7.15% Mortgage Bonds Series 2009A is 8.591%.

In connection with the issuance of KCP&L’s $400.0 million 7.15% Mortgage Bonds Series 2009A , KCP&L concurrently issued $50.0 million of Mortgage Bonds Series 2005 Environmental Improvement Revenue Refunding (EIRR) Insurer due 2035 (2005 Insurer Bonds) to Syncora Guarantee Inc. (Syncora) and $146.5 million of Mortgage Bonds Series 2007 EIRR Insurer due 2035 (2007 Insurer Bonds) to Financial Guaranty Insurance Company (FGIC), as required under the applicable insurance agreements described below.  The 2005 and 2007 Insurer Bonds are not incremental debt for KCP&L, but collateralize Syncora’s and FGIC’s claims on KCP&L if Syncora or FGIC were required to meet its obligations under the insurance agreements.

KCP&L is the obligor with respect to $50.0 million aggregate principal amount of EIRR Bonds Series 2005, which are insured by a municipal bond insurance policy issued by Syncora.  The insurance agreement between KCP&L and Syncora requires KCP&L to provide Syncora with $50.0 million of mortgage bonds as collateral for KCP&L’s obligations under the insurance agreement if KCP&L issues mortgage bonds (other than refundings of outstanding mortgage bonds) in excess of certain thresholds.

KCP&L is the obligor with respect to $146.5 million aggregate principal amount of EIRR Bonds Series 2007A-1, Series 2007A-2 and Series 2007B, which are insured by a municipal bond insurance policy issued by FGIC.  Under the insurance agreement between KCP&L and FGIC, if KCP&L issues debt secured by liens not permitted by the insurance agreement, KCP&L is obligated to issue and deliver mortgage bonds or similar securities equal in principal amount to the principal amount of the EIRR Bonds Series 2007A-1, Series
2007A-2 and Series 2007B then outstanding.

12.	COMMON SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2009, Great Plains Energy sold 3,829,719 shares for $49.5 million in net proceeds under a Sales Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  Great Plains Energy used the proceeds to make a $40.0 million capital contribution to KCP&L to fund Comprehensive Energy Plan projects.

At the May 5, 2009, annual shareholders meeting, the Great Plains Energy common stock shareholders approved an amendment to the articles of incorporation, increasing the authorized number of shares of common stock, no par value, to 250 million from 150 million.

13.	COMMITMENTS AND CONTINGENCIES

Environmental Matters
The Company is subject to regulation by federal, state and local authorities with regard to air quality and other environmental matters primarily through KCP&L’s and GMO’s operations.  The generation, transmission and distribution of electricity produces and requires proper management and disposal of certain hazardous products and wastes that are subject to these laws and regulations.  In addition to imposing extensive and continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  Failure to comply with these laws and regulations could have a material adverse effect on KCP&L and Great Plains Energy.  KCP&L and GMO seek to use current environmental technology.

It is possible that federal or relevant state or local legislation could be enacted to address global climate change.  Such legislation could mandate measures to measure, control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  In addition, there could be national and/or additional state or local mandates to produce a minimum percentage of electricity from renewable forms of energy, such as wind.  While the Company believes future legislation and/or regulation addressing these matters is likely, the timing, requirements and impact of such potential legislation including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time, but such legislation could have the potential for a significant financial and operational impact on KCP&L and GMO.  KCP&L and GMO would seek recovery of capital costs and expenses for such compliance through rate increases; however, there can be no assurance that such rate increases would be granted.

Great Plains Energy’s and KCP&L’s current estimates of capital expenditures (exclusive of AFUDC and property taxes) to comply with the current versions of environmental air emission regulations is a range of $0.8 billion - $1.1 billion.  The decrease in the cost estimates from the 2008 Form 10-K of $1.3 billion - $1.7 billion and $1.1 billion - $1.4 billion for Great Plains Energy and KCP&L, respectively, is a result of completing construction of environmental projects at Iatan No. 1 and GMO’s Sibley and Jeffrey stations.  As discussed below, the Clean Air Interstate Rule (CAIR) has been remanded to the EPA, but remains in effect until the EPA issues rules consistent with the court’s order or until the court takes further action.  It is not possible to project what rules the EPA may issue as a result of this remand, when the rules may be issued, or the costs associated with such rules.  The actual cost of compliance with any future rules, and with best available retrofit technology (BART), may be significantly different from these cost estimates.

The potential capital costs of the Collaboration Agreement provisions relating to NOx, SO2 and particulate emission limits at the LaCygne generating station are within the overall estimated capital cost ranges disclosed above.  However, the ranges do not reflect potential costs relating to other laws, including potential laws regarding the control of mercury emissions (discussed below), and also do not reflect costs relating to additional wind generation, energy efficiency and other CO2 emission offsets contemplated by the Collaboration Agreement.  Costs relating to the additional wind generation and energy efficiency investments that are subject to regulatory approval cannot be reasonably estimated at this time.  The ranges do not reflect the non-capital costs KCP&L and GMO incur on an ongoing basis to comply with environmental laws, which may in the future increase due to the implementation of KCP&L’s Comprehensive Energy Plan and KCP&L’s and GMO’s ongoing compliance with current or future environmental laws.  For instance, the potential costs relating to the additional offset of approximately 711,000 tons of CO2 emissions by the end of 2012 under the Collaboration Agreement cannot be reasonably estimated at this time.  KCP&L continues to evaluate the available operational and capital resource alternatives, and will select the most cost-effective mix of actions to achieve this additional offset.  KCP&L expects to seek recovery of the costs associated with the Collaboration Agreement through rate increases; however, there can be no assurance that such rate increases would be granted.

Clean Air Interstate Rule
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri.  The reduction in both SO2 and NOx emissions is set to be accomplished through establishment of permanent statewide caps for NOx effective January 1, 2009, and SO2 effective January 1, 2010.  More restrictive caps are scheduled to become effective January 1, 2015.  KCP&L’s and GMO’s fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.

On July 11, 2008, the D.C. Circuit Court of Appeals vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion.  The EPA and others sought rehearing of the Court’s decision.  On December 23, 2008, the Court denied all petitions for rehearing and issued an order remanding CAIR to the EPA to revise the rule consistent with its July 2008 order.  The CAIR thus remains in effect pending future EPA or court action.

EPA’s future revisions to CAIR could result in a rule that requires greater emission reductions, imposes an earlier compliance deadline, changes or eliminates the NOx fuel factor adjustment, includes additional states (including Kansas), does not allow for emissions reductions to be obtained through interstate allowance trading, or the use of the Acid Rain Program SO2 allowances, or imposes other requirements not yet known.  Great Plains Energy and KCP&L cannot predict the outcome of the EPA’s revisions to CAIR, but such revisions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

KCP&L and GMO expect to meet the emissions reductions required by CAIR at their Missouri plants through a combination of pollution control capital projects and the purchase of emission allowances as needed.  Some of the control technology for SO2 and NOx could also aid in the control of mercury.  CAIR currently establishes a market-based cap-and-trade program with an emission allowance allocation.  Facilities demonstrate compliance with CAIR by holding sufficient allowances for each ton of SO2 and NOx emitted in any given year.  KCP&L and GMO are currently allowed to utilize unused SO2 emission allowances that they have either accumulated during previous years of the Acid Rain Program or purchased to meet the more stringent CAIR requirements.  At March 31, 2009, KCP&L had accumulated unused SO2 emission allowances sufficient to support over 94,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR for the foreseeable future) under the provisions of the Acid Rain program, which are recorded in inventory at zero cost.  KCP&L is permitted to sell excess SO2 emission allowances in accordance with KCP&L’s Comprehensive Energy Plan as approved by the MPSC and KCC.  At March 31, 2009, GMO had accumulated unused SO2 emission allowances sufficient to support just over 28,000 tons of SO2 emissions (enough to support expected requirements under the current CAIR through 2011), which it has received under the Acid Rain Program or purchased, which are recorded in inventory at average cost.

Analysis of the current CAIR rule indicates that NOx and SO2 control may be required for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations in Missouri, in addition to the environmental upgrades at Iatan No. 1 included in the Comprehensive Energy Plan.  NOx and SO2 control for KCP&L’s Montrose Station and GMO’s Sibley and Lake Road Stations may be achieved under CAIR through a combination of pollution control equipment and the use or purchase of emission allowances as needed.  As required by the Collaboration Agreement, an interim status report was completed in 2008 to update progress on underlying studies.  An assessment of the potential future use of Montrose Station, including without limitation, retiring, re-powering and upgrading the units will be completed in 2009.

Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L’s LaCygne Nos. 1 and 2 in Kansas, KCP&L’s Iatan No. 1, in which GMO has an interest, and KCP&L’s Montrose No. 3 in Missouri, GMO’s Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri and Westar’s Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Initially, in Missouri, compliance with CAIR will be compliance with BART for individual sources.  Neither Missouri nor Kansas has received EPA approval for their BART plans.  In the Collaboration Agreement, KCP&L agreed to seek a consent agreement, which it has done, with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions at its LaCygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the LaCygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  KCP&L further agreed to issue requests for proposal for equipment required to comply with BART by December 31, 2008, requesting that construction commence by December 31, 2010, and has done so.

New Source Review
The Clean Air Act requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.  In May 2008, KCP&L received a subpoena from a federal grand jury seeking documents relating to capital projects at Iatan No. 1.  KCP&L completed the delivery of responsive documents in March 2009.  KCP&L believes that it is in compliance in all material respects with all relevant laws and regulations; however, the ultimate outcome of these grand jury activities or possible civil or administrative proceedings regarding capital projects at Iatan No. 1 and other coal units cannot presently be determined, nor can the liability that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates.

In January 2004, Westar Energy, Inc. (Westar) received notification from the EPA alleging that it had violated new source review requirements and Kansas environmental regulations by making modifications to the Jeffrey Energy Center without obtaining the proper permits.  The Jeffrey Energy Center is a coal-fired plant located in Kansas that is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility’s operating costs and capital expenditures.  On February 4, 2009, the Attorney General of the United States filed a complaint against Westar alleging that it violated the Clean Air Act and related federal and state regulations by making major modifications to the Jeffrey Energy Center beginning in 1994 without first obtaining appropriate permits authorizing this construction and without installing and operating best available control technology to control emissions.  At this time it is possible that Westar could be required to make significant capital and other expenditures to install and operate new emission control systems at the Jeffrey Energy Center, surrender emission allowances, interrupt or shut-down operations at the Jeffrey Energy Center, apply for new or modified permits, audit Jeffrey Energy Center operations, otherwise mitigate any harm to public health and the environment resulting from the alleged violations, and pay a civil penalty of up to $37,500 per day for each violation.

The ultimate outcome of any of the above matters cannot presently be determined, nor can the costs and other liabilities that could potentially result from a negative outcome presently be reasonably estimated.  There is no assurance these costs, if any, could be recovered in rates and failure to recover such costs could have a significant adverse effect on Great Plains Energy’s or KCP&L’s results of operations, financial position and cash flows.

Mercury Emissions
It is likely that the EPA will develop maximum achievable control technology (MACT) standards for mercury and potentially other hazardous air pollutant emissions.  These MACT standards, if adopted, could impact both KCP&L’s and GMO’s new and existing facilities.  In January 2009, the EPA issued a memorandum stating that new electric steam generating units (EGUs) that began construction while the Clean Air Mercury Rule (CAMR) was effective are subject to a new source MACT determination on a case-by-case basis.  This is an outcome of the D.C. Court of Appeals’ vacatur of both the CAMR and contemporaneously promulgated rule removing EGUs from MACT requirements.  Iatan No. 2 is an affected EGU.  It is not currently known how this memorandum will impact the permitting requirements for Iatan Station, but it is possible a MACT determination may be required and may ultimately impose additional emission control equipment and permit limits.  The estimated required environmental expenditures above do not reflect any amounts for compliance with the possible MACT standards because management cannot predict the outcome of further judicial, administrative or regulatory actions or their financial or operational effects on Great Plains Energy and KCP&L.  However, such actions could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Greenhouse Gases
Many bills concerning the reduction of emissions of greenhouse gases, including CO2, are being debated at the federal and state levels, and some initial steps toward definitive regulation have been taken, all with various compliance dates and reduction strategies.  At the federal level, it is anticipated that additional greenhouse gas bills will be introduced in Congress and legislation ultimately enacted, but when and to what extent such legislation will regulate CO2 cannot be determined at this time.

Even if there are no new Congressional mandates, the EPA is considering the regulation of greenhouse gases under the existing Clean Air Act.  In 2007, the U.S. Supreme Court determined that greenhouse gases are air pollutants covered by the Clean Air Act.  The Court held that the EPA must determine whether or not emissions of greenhouse gases from new motor vehicles cause or contribute to air pollution which may reasonably be anticipated to endanger public health or welfare.  In April 2009, the EPA proposed two distinct findings regarding greenhouse gases under the Clean Air Act.  In the first finding, referred to as the endangerment finding, the EPA proposed that the current and projected concentrations of the mix of six greenhouse gases, including CO2, in the atmosphere threaten the public health and welfare of current and future generations.  In the second finding, referred to as the cause or contribute finding, the EPA proposed that the combined emissions of greenhouse gases from new motor vehicles and motor vehicle engines contribute to the atmospheric concentrations of these greenhouse gases and therefore, contribute to the threat of climate change.  The EPA further indicated that this proposed finding would not itself impose any requirements on industry because an endangerment finding under one provision of the Clean Air Act would not by itself automatically trigger regulation under the entire Act.  However, the EPA could propose rulemaking specific to the Federal Prevention of Significant Deterioration (PSD) permit, New Sources Performance Standards, or other programs as identified in the EPA’s July 2008 advanced notice of proposed rulemaking on the ramifications of regulating greenhouse gas emissions under the Clean Air Act.  These potential rules may ultimately regulate other sources of CO2, which may include KCP&L and GMO facilities.

Although the EPA in December 2008 issued an interpretive memo declaring that CO2 is not currently subject to regulation under the PSD program, the EPA announced in February 2009 that it plans to reconsider the interpretive memo and publish a related notice of rulemaking in the near future.  The EPA may ultimately determine to regulate greenhouse gases under the Clear Air Act, either through direct regulation of CO2 and other greenhouse gases, or through new PSD requirements.  In March 2009, the EPA issued a proposed rule for mandatory greenhouse gas reporting from large greenhouse gas emissions sources which would include KCP&L and GMO facilities.

At the state level, the governor of Kansas supports mandatory renewable energy portfolio standards, and a bill has passed in the Kansas Legislature requiring utilities to have renewable energy generation capacity equal to at least 10% of their peak retail demand by 2011.  Renewable energy includes wind, solar, biomass and hydropower.  The percentage increases to 15% by 2016 and 20% by 2020.  In the November 2008 Missouri general election, voters passed an initiative requiring at least 2% of the electricity generated by Missouri investor-owned utilities (including KCP&L and GMO) to come from renewable resources, such as wind, solar, biomass and hydropower by 2011 and that 15% come from such sources by 2021.  Additionally, in November 2007, governors from six Midwestern states, including Kansas and Missouri, signed the Midwestern Greenhouse Gas Reduction Accord, which has established the goal of reducing member states’ greenhouse gas emissions to 15% to 20% below 2005 levels by 2020, and 60% to 80% below 2005 levels by 2050.  Approximately 2% of KCP&L’s 2009 generation is expected to come from wind generation.

Greenhouse gas regulation has the potential of having significant financial and operational impacts on KCP&L and GMO, including with respect to achieving compliance with limits that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.  Management will continue to monitor the progress of relevant bills and regulations.  As previously discussed, KCP&L has entered into a Collaboration Agreement that includes various provisions regarding wind generation, energy efficiency and other CO2 offsets.

Ozone
In June 2007, monitor data indicated that the Kansas City area violated the primary eight-hour ozone national ambient air quality standard (NAAQS).  Missouri and Kansas have implemented the responses established in the maintenance plans for control of ozone.  The responses in both states do not require additional controls at KCP&L’s and GMO’s generation facilities beyond the currently proposed controls for CAIR and BART.  The EPA has various options over and above the implementation of the maintenance plans for control of ozone to address the violation but has not yet acted.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.  However, the EPA’s response could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

On March 12, 2008, the EPA significantly strengthened its NAAQS for ground-level ozone.  The EPA is revising the primary eight-hour ozone standard, designed to protect public health, to a level of 0.075 parts per million (ppm).  The EPA is also strengthening the secondary eight-hour ozone standard to the level of 0.075 ppm making it identical to the revised primary standard.  The previous primary and secondary standards, set in 1997, were effectively 0.084 ppm.

In March 2009, the Missouri Department of Natural Resources (MDNR) and KDHE submitted to the EPA their determinations that the Kansas City area is a nonattainment area.  By March 2010, the EPA will make final designations of attainment and nonattainment areas.  By 2013, states must submit state implementation plans outlining how states will reduce ozone to meet the standards in nonattainment areas.  Although the impact on KCP&L’s and GMO’s operations will not be known until after the final nonattainment designations and the state implementation plans are submitted, it could have a significant effect on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

Water Use Regulations
The Clean Water Act (Act) establishes standards for cooling water intake structures.  The EPA had previously issued regulations pursuant to Section 316(b) of the Act regarding cooling water intake structures.  Section 316(b) of the Act is designed to protect aquatic life from being killed or injured by cooling water intake structures.  Subsequent to an appellate court ruling, the EPA suspended the regulations and is engaged in further rulemaking on this matter.  In April 2009, the U.S. Supreme Court ruled that the EPA permissibly relied on cost-benefit analysis in setting the national performance standards and in providing for cost-benefit variances from those standards as part of the applicable 316(b) regulations for minimizing adverse environmental impact at cooling water intake structures.  At this time, management is unable to predict how the EPA will respond or how that response will impact KCP&L’s and GMO’s operations.

KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L, among other things, to withdraw water from the Missouri river for cooling purposes and return the heated water to the Missouri river.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L.  The outcome could also affect the terms of water permit renewals at KCP&L’s Iatan Station and at GMO’s Sibley and Lake Road Stations.

Coal Combustion Products
Since an incident at an ash containment area in December 2008 at a Tennessee Valley Authority site, federal legislation has been introduced and information requests issued regarding the handling and disposal of coal combustion products.  In addition, the EPA has indicated it will issue proposed federal regulations for coal combustion product disposal by the end of this year.  Coal combustion product-related legislation or regulation has the potential of having a significant financial and operational impact on KCP&L and GMO in connection with achieving compliance with the requirements that may be established.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until final legislation is passed or regulations enacted.

Environmental Remediation
Some federal and state laws hold current and previous owners or operators of real property, and any person who arranges for the disposal or treatment of hazardous substances at a property, liable for the costs of cleaning up contamination at or migrating from such real property, even if they did not know of and were not responsible for such contamination.  Certain laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyls (PCBs), and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.

At March 31, 2009, and December 31, 2008, KCP&L had $0.3 million accrued for environmental remediation expenses.  The accrual covers ground water monitoring at a former MGP site.  At March 31, 2009, Great Plains Energy had $0.5 million accrued for environmental remediation expenses, which includes the $0.3 million at KCP&L, and additional potential remediation and ground water monitoring costs relating to two GMO sites.  The amounts accrued were established on an undiscounted basis and Great Plains Energy and KCP&L do not currently have an estimated time frame over which the accrued amounts may be paid.

In addition to the $0.5 million accrual above, at March 31, 2009, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites, PCB sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  There are also additional costs that are considered to be less likely but still reasonably possible to be incurred at these sites.  Based upon the results of studies at these sites and knowledge and review of potential remedial actions, it is reasonably possible that these additional costs could exceed the estimate by approximately $1.3 million.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties.

GMO has pursued recovery from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.1 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.

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

On May 16, 2008, the STB found that the rates Union Pacific charged on coal movement from the PRB to KCP&L’s Montrose Station exceeded the maximum reasonable rate of 180% of variable costs.  Consequently, the STB prescribed a maximum reasonable rate of 180% of variable costs until the end of 2015.  Additionally, the STB ordered reparations to be paid, with interest, for coal deliveries made from January 1, 2006 through the date a new rate is established.  KCP&L has received approximately $3.5 million for reparations and interest for 2006 and 2007 coal deliveries.  Reparations for subsequent periods cannot be calculated at this time because actual costs for the period have not been finalized.  Union Pacific did not appeal the decision.

KCP&L Hawthorn No. 5 Litigation
KCP&L received reimbursement for the 1999 Hawthorn No. 5 boiler explosion under a property damage insurance policy with Travelers Property Casualty Company of America (Travelers).  Travelers filed suit in the U.S. District Court for the Eastern District of Missouri in November 2005, against National Union Fire Insurance Company of Pittsburgh, Pennsylvania, (National Union) and KCP&L was added as a defendant in June 2006.  The case was subsequently transferred to the U.S. District Court for the Western District of Missouri.  Travelers sought recovery of $10 million that KCP&L recovered through subrogation litigation.  On July 24, 2008, the Court held that Travelers is not entitled to any recovery from KCP&L.  Travelers appealed this decision on March 11, 2009.

KCP&L Spent Nuclear Fuel and Radioactive Waste
In 2004, KCP&L and the other two Wolf Creek owners filed suit against the United States in the U.S. Court of Federal Claims seeking an unspecified amount of monetary damages resulting from the government’s failure to begin accepting spent nuclear fuel for disposal in January 1998, as the government was required to do by the Nuclear Waste Policy Act of 1982.  Approximately sixty-five other similar cases were filed with that court, a few of which have settled.  To date, the court has rendered final decisions in several of the cases, most of which are on appeal now.  The Wolf Creek case has been on a court-ordered stay to allow for some of the earlier cases to be decided first by an appellate court.  However, the case will enter the discovery phase in May 2009 and could be set for trial sometime in 2010.  Another Federal appellate court has already determined that the government breached its obligation to begin accepting spent fuel for disposal.  The questions now before the court in the pending cases are whether and to what extent the utilities are entitled to monetary damages for that breach.

GMO Price Reporting Litigation
In response to complaints of manipulation of the California energy market, in 2002 FERC issued an order requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC determined competitive market clearing price to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period it has received approximately $8.1 million in refunds.  MPS Merchant estimates that it is entitled to an additional $14 million in refunds under the standards FERC has used in this case.  However, various parties appealed the FERC order to the United States Court of Appeals for the Ninth Circuit seeking review of a number of issues, including changing the refund period to include periods prior to October 2, 2000.  MPS Merchant was a net seller of power during the period prior to October 2, 2000.  If FERC ultimately includes that period, MPS Merchant could be found to owe refunds.  On August 2, 2006, the U.S. Court of Appeals for the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the period prior to October 2, 2000, and imposing a remedy for any such violations.  The court remanded the matter to FERC to determine whether tariff violations occurred and, if so, the appropriate remedy.  In March 2008, FERC issued an order declining to order refunds for the period prior to October 2, 2000.  That order has been appealed to the U.S. Court of Appeals for the Ninth Circuit.  In addition, FERC initiated a docket, generally referred to as the Pacific Northwest refund proceeding, to determine if any refunds were warranted related to the potential impact of the California market issues on buyers in the Pacific Northwest between December 25, 2000, and June 20, 2001.  Claims against MPS Merchant total $5.1 million.  The ultimate outcome of these matters cannot be predicted.

On October 6, 2006, the MPSC filed suit in the Circuit Court of Jackson County, Missouri against 18 companies, including GMO and MPS Merchant alleging that the companies manipulated natural gas prices through the misreporting of natural gas trade data and, therefore, violated Missouri antitrust laws.  The suit does not specify alleged damages and was filed on behalf of all local distribution gas companies in Missouri who bought and sold natural gas from June 2000 to October 2002.  The defendants’ motions to dismiss the case were granted in January 2009.  The MPSC has appealed the dismissal to the Missouri Court of Appeals for the Western District of Missouri.

GMO South Harper Peaking Facility
GMO constructed a 315 MW natural gas power plant and related substation in an unincorporated area of Cass County, Missouri.  Cass County and local residents filed suit claiming that county approval was required to construct the project.  In April 2008, GMO entered into an agreement with Cass County pursuant to which it filed and Cass County approved a land use application for the South Harper facilities.  GMO entered into a final settlement agreement with the members of StopAquila.org, an unincorporated association of approximately 100 individuals who opposed the facilities, and has settled all seven of the original private lawsuits filed by Cass County residents alleging that the facilities constitute a public and private nuisance.  In August 2008, a law took effect that grants the MPSC the authority to retroactively approve the development and construction of the South Harper facilities.  GMO filed an application with the MPSC and reached a stipulation and agreement with the parties and on March 18, 2009, the MPSC issued an order approving the agreement.

GMO Coal Supply Litigation
In the spring of 2005, one of GMO’s coal suppliers, C.W. Mining, terminated a long-term, fixed price coal supply agreement allegedly because of a force majeure event.  GMO incurred significant costs procuring replacement coal and disputed that the supplier was entitled to terminate the contract.  GMO filed a lawsuit against the supplier in federal court in Salt Lake City and the trial was held in February 2007.  On October 29, 2007, the United States District Court for the District of Utah, Central Division held that C.W. Mining's performance under the coal contract was not excused by a force majeure event and awarded GMO $24.8 million in damages.  In order to preserve and recover on its claim, on January 8, 2008, GMO participated in the filing of an involuntary Chapter 11 bankruptcy petition against C.W. Mining in the United States Bankruptcy Court in Salt Lake City, Utah.  In September 2008, the Bankruptcy Court granted GMO’s motions for partial summary judgment, effectively putting C.W. Mining into bankruptcy.  In July 2008, parties affiliated with C.W. Mining filed suit against GMO, alleging that GMO’s efforts to collect on its judgment constituted conversion, abuse of process, intentional interference with economic relations and civil conspiracy, asserting $217 million in damages and requesting punitive damages.  In October 2008, the plaintiffs dismissed this suit without prejudice.  The underlying judgment was affirmed by the 10th Circuit Court of Appeals on November 7, 2008.  On November 11, 2008, GMO’s Motion to Appoint a Trustee was granted.

Everest Minority Shareholder Litigation
On October 11, 2006, minority shareholders of a former subsidiary of GMO brought suit against GMO in Circuit Court in St. Charles County, Missouri, asserting that they are entitled to put their shares to GMO for approximately $5 million because the subsidiary failed to obtain 30,000 customers by the end of 2004.  Under the put agreement, if there was a dispute regarding the customer count, it was to be resolved by an audit firm.  GMO has paid $2.3 million to the minority shareholders under related market-based put provisions.  The audit firm issued a report stating that the customer count was met.  Discovery in this case is continuing.

SEC Informal Inquiry
The enforcement staff of the SEC is conducting an informal inquiry relating to common stock relinquishments by certain officers on February 6-7, 2009, shortly before issuance of the Company’s February 10, 2009 press release disclosing, among other things, a reduction in its common stock dividend.  The relinquished stock represented a portion of restricted shares issued in 2006 and 2007 pursuant to the Company’s Amended Long-Term Incentive Plan, all of which vested on February 6-7, 2009.  The officers elected to relinquish a portion of the vested shares to the Company to meet their withholding tax obligations, in lieu of paying cash, which arose in connection with the vesting of those shares.  On February 10, 2009, those officers with reporting obligations under the federal securities laws filed Forms 4 with the SEC disclosing their relinquishments.

The Company is fully cooperating with the SEC’s inquiry, and intends to cooperate with other regulatory entities and law enforcement authorities if it is requested to do so.  The Company cannot predict when the inquiry will be completed or its outcome.  There have been no findings or adjudication regarding the issues raised in the SEC’s inquiry.  However, if the SEC determines that the Company or its officers violated the federal securities laws, it may pursue monetary and other sanctions against the Company and any officer whom the SEC determines to have violated the law.

15.	RELATED PARTY TRANSACTIONS AND RELATIONSHIPS

KCP&L employees manage GMO’s business and operate its facilities at cost.  These costs totaled $25.0 million for the three months ended March 31, 2009.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L received various support and administrative services from Services and for the three months ended March 31, 2008, these costs totaled $3.9 million.  In December 2008, employees and assets of Services were transferred to KCP&L.  The following table summarizes KCP&L’s related party receivables and payables.

	March 31	December 31
	2009	2008
	(millions)
Receivable from GMO	$17.1	$23.7
Receivable from Services	-	4.8
Receivable from (payable to) Great Plains Energy	26.3	(1.2)
Payable to MPS Merchant	(3.3)	(3.4)

16.	DERIVATIVE INSTRUMENTS

The Company is exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on the Company’s operating results.  The risk management activities, including the use of derivative instruments, are subject to the management, direction and control of an internal risk management committee.  Management’s interest rate risk management strategy uses derivative instruments to adjust the Company’s liability portfolio to optimize the mix of fixed and floating rate debt within an established range.  In addition, the Company uses derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel expense caused by commodity price volatility.  Counterparties to commodity derivatives and interest rate swap agreements expose the Company to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates.  Derivative instruments, excluding those instruments that qualify for the normal purchase normal sale election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except GMO utility operations hedges that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.

The Company has posted collateral, in the normal course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  If the credit risk-related contingent features underlying these agreements were triggered, the Company would be required to post an insignificant amount of collateral to its counterparties.

Interest Rate Risk Management
Forward Starting Swaps
In July 2007, Great Plains Energy entered into three FSS, with a total notional amount of $250.0 million, to hedge against interest rate fluctuations on future issuances of long-term debt.  The FSS removed most of the interest rate and credit spread uncertainty with respect to debt to be issued, thereby enabling Great Plains Energy to predict with greater assurance its future interest costs on that debt.  The FSS were originally for anticipated financing related to the GMO acquisition and treated as an economic hedge.  Due to a change in financing plans, during the second quarter of 2008, Great Plains Energy redesignated the FSS from an economic hedge (non-hedging derivative) to a cash flow hedge.  Prior to the redesignation, the change in the fair value of the FSS increased interest expense by $21.9 million for the three months ended March 31, 2008.  Subsequent to the redesignation, the FSS were accounted for as cash flow hedges and no ineffectiveness was recorded on the FSS in the first quarter of 2009.  Due to another change in financing plans, Great Plains Energy assigned the FSS to KCP&L.  In the first quarter of 2009, KCP&L issued $400.0 million 10-year long-term debt and the FSS settled simultaneously with the issuance of this long-term fixed rate debt.  A pre-tax loss of $53.4 million was recorded to OCI and is being reclassified to interest expense over the life of the debt.  For the three months ended March 31, 2009, $0.1 million of the loss has been reclassified from OCI to interest expense.  At March 31, 2009, KCP&L had $53.3 million recorded in accumulated OCI for the FSS.

Treasury Locks
In the first quarter of 2008, KCP&L issued $350.0 million 10-year long-term debt and settled three T-Locks simultaneously with the issuance of this long-term fixed rate debt.  The T-Locks were accounted for as cash flow hedges and KCP&L’s interest expense for the three months ended March 31, 2008, includes a loss of $0.7 million due to ineffectiveness of the cash flow hedge.  A pre-tax loss of $39.1 million was recorded to OCI and is being reclassified to interest expense over the life of the 10-year debt.  For the three months ended March 31, 2009, $1.0 million of the loss has been reclassified from OCI to interest expense.  An insignificant amount was reclassified from OCI to interest expense for the three months ended March 31, 2008.

Commodity Risk Management
KCP&L’s risk management policy is to use derivative instruments to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales.  At March 31, 2009, KCP&L has hedged 40% and 4%, respectively, of its 2009 and 2010 projected natural gas usage for retail load and firm MWh sales, primarily by utilizing futures contracts and financial instruments.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.  To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.

KCP&L uses derivative instruments to mitigate its exposure to market price fluctuations on a portion of the projected fuel oil purchases to meet the startup requirements for Iatan No. 2.  At March 31, 2009, KCP&L has hedged 15% of the projected fuel oil purchases for the startup of Iatan No. 2 utilizing futures contracts.  The fair values of these instruments are recorded as current assets or current liabilities with an offsetting entry to OCI for the effective portion of the hedge.

GMO’s price risk policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  This program extends multiple years and the mark-to-market value of the portfolio relates to financial contracts that will settle against actual purchases of natural gas and purchased power in 2008 through 2010.  At March 31, 2009, GMO had financial contracts in place to hedge approximately 54% and 16% of the expected on-peak natural gas and natural gas equivalent purchased power price exposure for 2009 and 2010, respectively.  In connection with GMO’s 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO’s Missouri fuel adjustment clause.  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  To the extent that recovery of actual costs incurred is allowed, amounts will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant manages the daily delivery of its remaining contractual commitments to reduce its exposure to changes in market prices with economic hedges (non-hedging derivative).  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records trading energy contracts, both physical and financial, at fair value in accordance with SFAS No. 133.  Changes in fair value are recorded in the consolidated statements of income in non-operating income and on the consolidated balance sheets in derivative assets or liabilities.  For the three months ended March 31, 2009, MPS recorded a $0.1 million decrease to non-operating income.

The notional and recorded fair values of the companies’ open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.

	March 31		December 31
	2009		2008
	Notional		Notional
	Contract	Fair	Contract	Fair
	Amount	Value	Amount	Value
Great Plains Energy	(millions)
Swap contracts
Cash flow hedges	$0.7	$(0.3)	$0.7	$(0.2)
Non-hedging derivatives	-	-	46.2	(7.4)
Forward contracts
Cash flow hedges	8.9	(0.2)	4.5	0.6
Non-hedging derivatives	284.7	3.3	317.3	7.8
Option contracts
Non-hedging derivatives	18.8	(1.1)	28.2	0.2
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)
KCP&L
Swap contracts
Cash flow hedges	0.7	(0.3)	0.7	(0.2)
Forward contracts
Cash flow hedges	8.9	(0.2)	4.5	0.6
Anticipated debt issuance
Forward starting swap	-	-	250.0	(80.1)

The fair value of Great Plains Energy’s and KCP&L’s open derivative positions are summarized in the following table.  The table contains derivative instruments designated as hedging instruments under SFAS No. 133, as well as derivative instruments not designated as hedging instruments (non-hedging derivatives) under SFAS No. 133.  The fair values below are gross values, before the FIN No. 39 netting of cash collateral.

Great Plains Energy
		March 31, 2009
	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$0.5	$1.0
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	7.3	5.1
Total Derivatives		$7.8	$6.1

KCP&L
March 31, 2009
	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$0.5	$1.0

The following table summarizes the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges for the three months ended March 31, 2009.

Derivatives in SFAS No. 133 Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain
	(Loss) Recognized
	in OCI on Derivatives	Income Statement
Three Months Ended March 31, 2009	(Effective Portion)	Classification	Amount
Great Plains Energy	(millions)		(millions)
Interest rate contracts	$ 1.0	Interest Charges	$ (1.1)
Commodity contracts	(1.0)	Fuel	-
Income Taxes	-	Income Tax Expense	0.3
Total	$ -	Total	$ (0.8)
KCP&L
Interest rate contracts	$ 1.0	Interest Charges	$ (1.0)
Commodity contracts	(1.0)	Fuel	-
Income Taxes	-	Income Tax Expense	0.4
Total	$ -	Total	$ (0.6)

The following table summarizes the amount of gain (loss) recognized in a regulatory balance sheet account or earnings for GMO utility commodity hedges for the three months ended March 31, 2009.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Derivatives in SFAS No. 133 Regulatory Account Relationship
Gain (Loss) Reclassified from
Regulatory Account
Amount of Gain (Loss)
Recognized on Regulatory
	Account on Derivatives	Income Statement
Three Months Ended March 31, 2009	(Effective Portion)	Classification	Amount
Great Plains Energy	(millions)		(millions)
Commodity contracts	$ (11.8)	Fuel	$ (3.1)
Total	$ (11.8)	Total	$ (3.1)

The following table represents the change in fair value of the MPS Merchant non-hedging derivatives for the three months ended March 31, 2009.

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Amount of Gain (Loss)
	Income Statement	Recognized in Income
Three Months Ended March 31, 2009	Classification	on Derivative
Great Plains Energy		(millions)
Commodity contracts	Non-operating income	$ (0.1)
Total		$ (0.1)

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2009	2008	2009	2008
	(millions)
Current assets	$13.3	$13.7	$13.3	$13.7
Current liabilities	(93.1)	(94.6)	(89.1)	(90.5)
Deferred income taxes	31.2	31.5	29.5	29.9
Total	$(48.6)	$(49.4)	$(46.3)	$(46.9)

Great Plains Energy’s accumulated OCI in the table above at March 31, 2009, includes $10.4 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L’s accumulated OCI includes $9.7 million that is expected to be reclassified to expense over the next twelve months.

The amounts reclassified to expenses are summarized in the following table.

Three Months Ended March 31	2009	2008
Great Plains Energy	(millions)
Interest expense	$1.1	$0.1
Income taxes	(0.3)	(0.1)
Income (loss) from discontinued operations
Purchased power expense	-	4.1
Income taxes	-	(1.7)
OCI	$0.8	$2.4
KCP&L
Interest expense	$1.0	$-
Income taxes	(0.4)	-
OCI	$0.6	$-

17.	FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value in GAAP and requires disclosures about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various Company measurements within the levels is as follows:

Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that the Company has access to at the measurement date.  Assets categorized within this level consist of Great Plains Energy’s and KCP&L’s various exchange traded derivative instruments and equity and certain U.S. Treasury securities that are actively traded within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets and liabilities categorized within this level consist of KCP&L’s and Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and debt securities and certain U.S. Agency securities within KCP&L’s decommissioning trust fund and GMO’s SERP rabbi trust fund.

Level 3 – Unobservable inputs, reflecting the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy’s various non-exchange traded derivative instruments traded in over-the-counter markets and mortgage-backed securities within KCP&L’s decommissioning trust fund for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy’s and KCP&L’s balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and December 31, 2008.

			Fair Value Measurements Using
Description	March 31 2009	FIN No. 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$ 0.5	$ -	$ -	$ 0.5	$ -
Nuclear decommissioning trust (b)	92.3	-	48.7	36.8	6.8
Total	92.8	-	48.7	37.3	6.8
Liabilities
Derivative instruments (a)	0.4	(0.6)	0.2	0.8	-
Total	$ 0.4	$ (0.6)	$ 0.2	$ 0.8	$ -
Other Great Plains Energy
Assets
Derivative instruments (a)	$ 7.3	$ -	$ -	$ 4.7	$ 2.6
SERP rabbi trust (b)	6.8	-	0.2	6.6	-
Total	14.1	-	0.2	11.3	2.6
Liabilities
Derivative instruments (a)	-	(5.1)	5.1	-	-
Total	$ -	$ (5.1)	$ 5.1	$ -	$ -
Great Plains Energy
Assets
Derivative instruments (a)	$ 7.8	$ -	$ -	$ 5.2	$ 2.6
Nuclear decommissioning trust (b)	92.3	-	48.7	36.8	6.8
SERP rabbi trust (b)	6.8	-	0.2	6.6	-
Total	106.9	-	48.9	48.6	9.4
Liabilities
Derivative instruments (a)	0.4	(5.7)	5.3	0.8	-
Total	$ 0.4	$ (5.7)	$ 5.3	$ 0.8	$ -

			Fair Value Measurements Using
Description	December 31 2008	FIN No. 39 Netting(c)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments (a)	$ 0.6	$ -	$ -	$ 0.6	$ -
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
Total	95.8	-	52.9	36.1	6.8
Liabilities
Derivative instruments (a)	80.3	-	-	80.3	-
Total	$ 80.3	$ -	$ -	$ 80.3	$ -
Other Great Plains Energy
Assets
Derivative instruments (a)	$ 17.2	$ (0.7)	$ 3.2	$ 10.9	$ 3.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	23.9	(0.7)	3.4	17.4	3.8
Liabilities
Derivative instruments (a)	5.9	(11.4)	10.1	7.2	-
Total	$ 5.9	$ (11.4)	$ 10.1	$ 7.2	$ -
Great Plains Energy
Assets
Derivative instruments (a)	$ 17.8	$ (0.7)	$ 3.2	$ 11.5	$ 3.8
Nuclear decommissioning trust (b)	95.2	-	52.9	35.5	6.8
SERP rabbi trust (b)	6.7	-	0.2	6.5	-
Total	119.7	(0.7)	56.3	53.5	10.6
Liabilities
Derivative instruments (a)	86.2	(11.4)	10.1	87.5	-
Total	$ 86.2	$ (11.4)	$ 10.1	$ 87.5	$ -

(a)	The fair value of derivative instruments is estimated using market quotes over-the-counter forward priced and volatility curves and correlation among fuel prices, net of estimated credit risk.
(b)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include cash and cash equivalents, which are not subject to the fair value requirements of SFAS No. 157.
(c)	Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheet where a master netting agreement exists between the Company and the counterparty.
At March 31, 2009, and December 31, 2008, Great Plains Energy netted $5.7 million and $10.7 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all level 3 assets and liabilities, net measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2008.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2009	$6.8	$3.8	$10.6
Total realized/unrealized gains or (losses)
Included in regulatory liability	0.1	(0.6)	(0.5)
Purchase, issuances, and settlements	-	(0.6)	(0.6)
Transfers in and/or out of Level 3	(0.1)	-	(0.1)
Balance March 31, 2009	$6.8	$2.6	$9.4

Total unrealized gains and (losses) included in
expense relating to assets still on the consolidated
balance sheet at March 31, 2009	$-	$(1.2)	$(1.2)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Other
		Great	Great
		Plains	Plains
	KCP&L	Energy	Energy
	Nuclear
	Decommissioning	Derivative
Description	Trust	Instruments	Total
	(millions)
Balance January 1, 2008	$6.5	$22.4	$28.9
Total realized/unrealized gains or (losses)
Included in regulatory liability	(0.1)	-	(0.1)
Purchase, issuances, and settlements	(0.4)	-	(0.4)
Transfers in and/or out of Level 3	-	(16.4)	(16.4)
Discontinued operations	-	87.0	87.0
Balance March 31, 2008	$6.0	$93.0	$99.0

Total unrealized gains included in discontinued operations
relating to assets still on the consolidated
balance sheet at March 31, 2008	$-	$34.4	$34.4

KCP&L’s level 3 activity consists of mortgage-backed securities held by KCP&L’s decommissioning trust fund.  Other Great Plains Energy’s level 3 activity consists almost entirely of forward physical derivative instruments held by MPS Merchant.

Great Plains Energy and KCP&L adopted FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157,” on January 1, 2009.  FSP SFAS No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities measured at fair value on a nonrecurring basis, such as AROs, reporting units and long-lived asset groups measured at fair value for impairment testing, nonfinancial assets and liabilities measured at fair value in a business combination and not measured at fair value in subsequent periods.  Management evaluated the impact of adoption to those nonfinancial assets and liabilities delayed by FSP SFAS No. 157-2 and determined there was no significant impact on Great Plains Energy's and KCP&L's fair value measurement processes.

In May 2009, the FASB proposed FSP SFAS No. 157-f, “Measuring Liabilities under FASB Statement No. 157” to amend the standard to clarify the principles on fair value measurement of liabilities.  Management is currently evaluating the impact of the proposed FSP with a final FSP expected in the second quarter of 2009.

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.  This FSP is effective beginning in the second quarter of 2009 for Great Plains Energy and KCP&L.  Management is currently evaluating the impact of this FSP.

18.	TAXES

Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2009	2008
Current income taxes	(millions)
Federal	$(5.3)	$(5.4)
State	(1.4)	(0.7)
Total	(6.7)	(6.1)
Deferred income taxes
Federal	(22.4)	25.5
State	(0.8)	8.1
Total	(23.2)	33.6
Noncurrent income taxes
Federal	(1.6)	0.3
State	(0.2)	-
Foreign	(2.1)	-
Total	(3.9)	0.3
Investment tax credit
Deferral	8.1	-
Amortization	(0.6)	(0.3)
Total	7.5	(0.3)
Total income tax expense (benefit)	(26.3)	27.5
Less: taxes on discontinued operations
Current tax benefit	-	(0.3)
Deferred tax benefit	-	(36.7)
Income tax benefit on continuing operations	$(26.3)	$(9.5)

KCP&L
Three Months Ended March 31	2009	2008
Current income taxes	(millions)
Federal	$(0.2)	$(2.3)
State	(0.1)	-
Total	(0.3)	(2.3)
Deferred income taxes
Federal	(8.8)	0.1
State	0.2	-
Total	(8.6)	0.1
Noncurrent income taxes
Federal	(1.3)	0.3
State	(0.1)	-
Total	(1.4)	0.3
Investment tax credit
Deferral	8.1	-
Amortization	(0.4)	(0.3)
Total	7.7	(0.3)
Total	$(2.6)	$(2.2)

Income Tax Expense (Benefit) and Effective Income Tax Rates
Income tax expense and the effective income tax rates reflected in continuing operations in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2009	2008	2009	2008
	(millions)
Federal statutory income tax	$(1.6)	$(5.2)	35.0%	35.0%
Differences between book and tax
depreciation not normalized	(3.5)	(0.2)	75.0	1.6
Amortization of investment tax credits	(0.6)	(0.3)	11.9	2.4
Federal income tax credits	(2.5)	(2.1)	55.0	14.4
State income taxes	(0.6)	(1.0)	12.5	6.4
Changes in uncertain tax positions, net	(74.1)	-	1,599.4	-
GMO transaction costs	-	(0.2)	-	1.3
Valuation allowance	56.0	-	(1,209.4)	-
Other	0.6	(0.5)	(10.5)	3.0
Total	$(26.3)	$(9.5)	568.9%	64.1%

KCP&L	Income Tax Expense (Benefit)		Income Tax Rate
Three Months Ended March 31	2009	2008	2009		2008
	(millions)
Federal statutory income tax	$2.0	$5.2	35.0%		35.0%
Differences between book and tax
depreciation not normalized	(2.3)	(0.2)	(39.5)		(1.6)
Amortization of investment tax credits	(0.4)	(0.3)	(6.1)		(2.4)
Federal income tax credits	(2.3)	(2.1)	(39.4)		(14.0)
State income taxes	-	0.3	(0.2)		2.1
Changes in uncertain tax positions, net	0.1	-	0.8		-
Parent company tax benefits (a)	-	(4.4)	-		(29.3)
Other	0.3	(0.7)	5.5		(4.2)
Total	$(2.6)	$(2.2)	(43.9	) %	(14.4	) %
(a) The tax sharing between Great Plains Energy and its subsidiaries was modified on July 14,
2008. As part of the new agreement, parent company tax benefits are no longer allocated to
KCP&L or other subsidiaries.

Uncertain Tax Positions
Great Plains Energy and KCP&L recognize tax benefits in accordance with FIN No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes” (FIN No. 48).  FIN No. 48 establishes a “more-likely-than-not” recognition threshold that must be met before tax benefits can be recognized in the financial statements.

At March 31, 2009, and December 31, 2008, Great Plains Energy had $29.8 million and $97.3 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $14.5 million at March 31, 2009, and $80.2 million at December 31, 2008, is expected to impact the effective tax rate if recognized.  The $67.5 million decrease in unrecognized tax benefits is primarily due to a decrease of $74.5 million related to the Joint Committee on Taxation approval of the IRS audit for GMO’s 2003-2004 tax years, offset by an increase of $8.8 million of unrecognized tax benefits related to prior year tax positions taken on GMO tax returns.  The tax benefits recognized related to the 2003-2004 IRS audit were also offset by an increase in valuation allowance for federal and state net operating losses of $56.0 million and a reduction in deferred income tax assets of $2.5 million, which resulted in an increase to net income of $16.0 million.

At March 31, 2009, and December 31, 2008, KCP&L had $16.2 million and $17.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of this amount, $1.1 million at March 31, 2009, and $1.2 million at December 31, 2008, is expected to impact the effective tax rate if recognized.  The $1.4 million decrease in unrecognized tax benefits is primarily due to a decrease of $2.1 million of unrecognized tax benefits related to the IRS settlement of the Great Plains Energy audit for the 2004 tax year.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	March 31	December 31	March 31	December 31
	2009	2008	2009	2008
	(millions)
Beginning balance	$97.3	$21.9	$17.6	$19.6
Additions for current year tax positions	0.9	5.3	0.9	3.8
Additions for prior year tax positions	-	2.6	-	2.6
Additions for GMO prior year tax positions	11.0	77.0	-	-
Reductions for prior year tax positions	(0.7)	(0.8)	(0.2)	(0.7)
Settlements	(76.6)	(8.5)	(2.1)	(7.5)
Statute expirations	-	(0.2)	-	(0.2)
Foreign currency translation adjustments	(2.1)	-	-	-
Ending balance	$29.8	$97.3	$16.2	$17.6

Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At March 31, 2009, and December 31, 2008, accrued interest related to unrecognized tax benefits for Great Plains Energy was $4.5 million and $2.6 million, respectively.  Amounts accrued for penalties with respect to unrecognized tax benefits was $0.9 million at March 31, 2009.  For the three months ended March 31, 2009, Great Plains Energy recognized an increase of $0.2 million of interest expense related to unrecognized tax benefits.  The increases in interest expense of $2.1 million and penalties of $0.9 million were associated with prior year GMO tax return positions identified and recorded to goodwill.

For the three months ended March 31, 2009, KCP&L recognized a $0.2 million reduction of interest expense related to unrecognized tax benefits.  KCP&L had accrued interest related to unrecognized tax benefits of $1.5 million at March 31, 2009, and $1.7 million at December 31, 2008.  Amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L are insignificant.

The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2006 tax year.  It is reasonably possible that a settlement may be reached within the next twelve months.  The Company is unable to estimate the amount of unrecognized tax benefits that may be recognized in the next twelve months.

Advanced Coal Credit
On April 28, 2008, KCP&L was notified that its application filed in 2007 for $125.0 million in advanced coal investment tax credits (ITC) was approved by the IRS.  The credit is based on the amount of expenses incurred on the construction of Iatan No. 2.  Additionally, in order to meet the advanced clean coal standards and avoid forfeiture and/or the recapture of tax credits in the future, KCP&L must meet or exceed certain environmental performance standards for at least five years once the plant is placed in service.  As a result, Great Plains Energy and KCP&L recognized federal tax benefits related to costs incurred to date on the plant of $82.3 million at March 31, 2009.  However, tax laws require the companies to reduce income tax expense for ratemaking and financial statement purposes ratably over the life of the plant.  Therefore, Great Plains Energy and KCP&L concurrently recognized deferred ITC expense of $8.1 million for the three months ended March 31, 2009.  Great Plains Energy and KCP&L will recognize the tax benefits of the ITC over the life of the plant once it is placed in service.  The unaffiliated owners of Iatan No. 2, holding an aggregate 27% interest in the unit, have asserted that they have the proportionate rights to the credits, and may commence an arbitration action under the Iatan No. 2 ownership agreement seeking to recover the proportionate value from KCP&L.

19.	SEGMENTS AND RELATED INFORMATION

Great Plains Energy
Great Plains Energy has one reportable segment based on its method of internal reporting, which generally segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L and GMO’s regulated utility operations.  For the three months ended March 31, 2008, the electric utility segment is the same as the previously reported KCP&L segment.  Other includes GMO activity other than its regulated utility operations, Services, KLT Inc. (including Strategic Energy discontinued operations), unallocated corporate charges, consolidating entries and intercompany eliminations.  Intercompany eliminations include insignificant amounts of intercompany financing-related activities.  The summary of significant accounting policies applies to the reportable segment.  For segment reporting, the segment’s income taxes include the effects of allocating holding company tax benefits prior to July 14, 2008.  GMO is only included for the three months ended March 31, 2009.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy’s reportable segment.

Three Months Ended	Electric Utility		Great Plains
March 31, 2009		Other	Energy
	(millions)
Operating revenues	$419.2	$-	$419.2
Depreciation and amortization	(69.0)	-	(69.0)
Interest charges	(34.3)	(3.0)	(37.3)
Income taxes	5.8	20.5	26.3
Loss from equity investments	-	(0.1)	(0.1)
Net income	7.4	14.3	21.7

Three Months Ended	Electric Utility		Great Plains
March 31, 2008		Other	Energy
	(millions)
Operating revenues	$297.6	$-	$297.6
Depreciation and amortization	(50.2)	-	(50.2)
Interest charges	(16.8)	(24.8)	(41.6)
Income taxes	2.2	7.3	9.5
Loss from equity investments	-	(0.4)	(0.4)
Discontinued operations	-	52.9	52.9
Net income	17.0	30.5	47.5

	Electric Utility			Great Plains
		Other	Eliminations	Energy
March 31, 2009	(millions)
Assets	$8,359.0	$126.8	$(421.7)	$8,064.1
Capital expenditures (a)	303.2	-	-	303.2
December 31, 2008
Assets (b)	$8,161.9	$141.7	$(434.3)	$7,869.3
Capital expenditures (a)	1,023.7	1.2	-	1,024.9
(a) Capital expenditures reflect year to date amounts for the periods presented.
(b) Other includes assets of discontinued operations.

20.	DISCONTINUED OPERATIONS

Strategic Energy
On June 2, 2008, Great Plains Energy completed the sale of Strategic Energy.  In accordance with SFAS No. 144, Strategic Energy is reported as discontinued operations for the periods presented.  The following table summarizes the income from Strategic Energy’s discontinued operations.

Three Months Ended March 31	2008
(millions)
Revenues	$527.8

Income from operations before income taxes (a)	$89.9
Income taxes	(37.0)
Income from discontinued operations,
net of income taxes	$52.9
(a) Amount included $83.1 million of unrealized gains related to derivatives contracts

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GREAT PLAINS ENERGY INCORPORATED

EXECUTIVE SUMMARY

Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy’s direct subsidiaries are KCP&L, GMO, KLT Inc. and Services.  Great Plains Energy acquired GMO on July 14, 2008.  Great Plains Energy’s sole reportable business segment is electric utility for the periods presented.  For the three months ended March 31, 2008, Great Plains Energy’s electric utility segment is the same as the previously reported KCP&L segment.

Electric utility consists of KCP&L, a regulated utility, and GMO’s regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions.  Electric utility has over 6,000 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to over 820,000 customers in the states of Missouri and Kansas.  Electric utility’s retail electricity rates are below the national average of investor-owned utilities.

Earnings Overview
Great Plains Energy’s earnings for the three months ended March 31, 2009, were $21.3 million, or $0.18 per share, including income of $16.2 million from GMO.  The $16.2 million from GMO includes a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009.  For the same period in 2008, earnings were $47.1 million, or $0.55 per share, including income of $52.9 million from the discontinued operations of Strategic Energy.  Earnings in 2009 were negatively impacted by lower retail and wholesale revenues partially offset by lower purchased power expense and higher AFUDC at KCP&L.  Additionally, lower expenses at the holding company had a positive impact on the first quarter of 2009.

Strategic Focus
Comprehensive Energy Plan – Iatan No. 1 environmental and Iatan No. 2
In the first quarter of 2009, KCP&L completed construction of the Iatan No. 1 environmental project and Iatan common facilities.  A scheduled outage at Iatan No. 1 began in mid-October 2008 for a unit overhaul and to tie in the environmental equipment.  Iatan No. 1 was originally scheduled to be back on-line in February 2009, but, during start-up, a high level of turbine vibration was experienced.  The turbine was repaired and Iatan No. 1 came back on-line in April 2009.  KCP&L continues to make progress on the construction of Iatan No. 2 and the anticipated in-service date for Iatan No. 2 continues to be the summer of 2010.

Regulatory Proceedings
In March 2009, KCC staff issued an order delaying the expected effective date for an order on the pending KCP&L rate case to August 14, 2009, with evidentiary hearings scheduled for June 22, 2009 through July 2, 2009.

On April 24, 2009, KCP&L and other parties to KCP&L’s pending rate case before the MPSC filed a stipulation and agreement to settle the pending rate case.  The stipulation and agreement provides, among other things, for an increase in annual revenues of approximately $95 million effective September 1, 2009, with $10 million of that amount treated for accounting purposes as additional amortization.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in KCP&L’s next rate case, but the Missouri jurisdictional portion of any proposed rate base prudence disallowances will not exceed $30 million in aggregate.  The stipulation and agreement is subject to MPSC approval, and will be voidable if not approved in its entirety.  It is possible that the MPSC may approve the stipulation and agreement with changes, or may not approve the stipulation and agreement.

On May 4, 2009, GMO and other parties to GMO’s pending steam rate case before the MPSC informed the MPSC that they had reached an agreement in principle (steam agreement) to settle the pending rate case.  Until a stipulation and agreement is filed, no later than May 11, 2009, the terms of the steam agreement are subject to change.  The steam agreement provides for an increase in annual revenues of approximately $1 million, effective July 1, 2009.  Additionally, the agreement allows for the QCA fuel sharing mechanism to be established at 85% above the fuel cost included in base rates.  The current sharing mechanism is set at 80% above the fuel cost included in base rates.

On May 11, 2009, GMO and other parties to GMO’s pending electric rate case before the MPSC informed the MPSC that they had reached an agreement in principle (electric agreement) to settle the pending rate case.  Until a stipulation and agreement is filed, the terms of the electric agreement are subject to change.  The electric agreement provides for, among other things, an increase in annual revenues of approximately $63 million ($48 million for GMO’s MPS jurisdiction, and $15 million for GMO’s L&P jurisdiction) effective September 1, 2009.  Parties may challenge the prudence of the cost of the Iatan Unit No. 1 environmental project and the cost of facilities used in common by Iatan Units No. 1 and No. 2 in GMO’s next rate case, but the GMO Missouri portion of any proposed rate base prudence disallowances will not exceed $15 million in aggregate.  The electric agreement also continues the GMO MPS and L&P FACs.

The stipulation and agreements to be filed regarding the steam and electric agreements will be subject to MPSC approval, and will each be voidable if not approved in their entirety.  It is possible that the MPSC may approve the stipulation and agreements with changes, or may not approve the stipulation and agreements.

RELATED PARTY TRANSACTIONS
See Note 15 to the consolidated financial statements for information regarding related party transactions.

ENVIRONMENTAL MATTERS

See Note 13 to the consolidated financial statements for information regarding environmental matters.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS

The following table summarizes Great Plains Energy’s comparative results of operations.  GMO’s results of operations are only included for the three months ended March 31, 2009.  GMO is not included for any period prior to the July 14, 2008, date of acquisition.

Three Months Ended March 31	2009	2008
	(millions)
Operating revenues	$419.2	$297.6
Fuel	(87.6)	(54.7)
Purchased power	(57.2)	(30.8)
Other operating expenses	(184.5)	(142.8)
Depreciation and amortization	(69.0)	(50.2)
Operating income	20.9	19.1
Non-operating income and expenses	11.9	8.0
Interest charges	(37.3)	(41.6)
Income tax benefit	26.3	9.5
Loss from equity investments	(0.1)	(0.4)
Income (loss) from continuing operations	21.7	(5.4)
Income from discontinued operations	-	52.9
Net income	21.7	47.5
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$21.3	$47.1

Great Plains Energy’s earnings available for common shareholders for the three months ended March 31, 2009, decreased to $21.3 million, or $0.18 per share, from $47.1 million, or $0.55 per share for the same period in 2008.  A higher number of common shares, primarily due to the issuance of 32.2 million shares for the acquisition of GMO, diluted earnings per share by $0.07 for the three months ended March 31, 2009.

Electric utility’s net income decreased $9.6 million for the three months ended March 31, 2009, compared to the same period in 2008.  This decrease was primarily due to lower retail and wholesale sales, partially offset by lower purchased power expense and an increase in AFUDC at KCP&L.  The acquisition of GMO decreased electric utility’s net income $1.0 million.

Great Plains Energy’s corporate and other activities recognized income from continuing operations of $14.3 million for the three months ended March 31, 2009, compared to a loss of $22.4 million for the same period in 2008.  The acquisition of GMO increased Great Plains Energy’s corporate and other activities income $17.2 million.  This $17.2 million includes a $16.0 million tax benefit due to the settlement of GMO’s 2003-2004 tax audit in the first quarter of 2009.  For the three months ended March 31, 2008, Great Plains Energy’s corporate and other activities recognized a $13.7 million after-tax loss for the change in fair value of interest rate hedges and $7.8 million of merger transition costs, partially offset by $3.4 million of after-tax income related to the release of an accrued legal liability.

ELECTRIC UTILITY RESULTS OF OPERATIONS

The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2009	2008
	(millions)
Operating revenues	$419.2	$297.6
Fuel	(87.6)	(54.7)
Purchased power	(57.2)	(30.8)
Other operating expenses	(181.2)	(132.5)
Depreciation and amortization	(69.0)	(50.2)
Operating income	24.2	29.4
Non-operating income and expenses	11.7	2.2
Interest charges	(34.3)	(16.8)
Income tax benefit	5.8	2.2
Net income	$7.4	$17.0

Electric Utility Revenues and MWh Sales

			%
Three Months Ended March 31	2009	2008	Change (a)
Retail revenues	(millions)
Residential	$168.8	$100.4	NM
Commercial	157.3	112.1	NM
Industrial	35.5	24.3	NM
Other retail revenues	3.9	2.4	NM
Fuel recovery mechanism under recovery	11.8	9.5	NM
Total retail	377.3	248.7	NM
Wholesale revenues	28.7	43.1	NM
Other revenues	13.2	5.8	NM
Electric utility revenues	$419.2	$297.6	NM

			%
Three Months Ended March 31	2009	2008	Change (a)
Retail MWh sales	(thousands)
Residential	2,291	1,406	NM
Commercial	2,550	1,854	NM
Industrial	729	481	NM
Other retail MWh sales	29	15	NM
Total retail	5,599	3,756	NM
Wholesale MWh sales	813	943	NM
Electric utility MWh sales	6,412	4,699	NM
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

Retail revenues increased $128.6 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased retail revenue $132.7 million, which was partially offset by a $4.1 million decrease at KCP&L due to unfavorable weather in 2009, with a 14% decrease in heating degree days, and a slight decline in weather-normalized customer usage.

Wholesale revenues decreased $14.4 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased wholesale revenues $1.4 million.  The remaining decrease at KCP&L was due to a 33% decrease in the average market price per MWh to $30.96, primarily due to lower natural gas prices, and an 18% decrease in MWh sold, resulting from a reduction of available generation due to the extended outage at Iatan No. 1.

Electric Utility Fuel and Purchased Power

			%
Three Months Ended March 31	2009	2008	Change (a)
Net MWhs Generated by Fuel Type	(thousands)
Coal	3,904	3,317	NM(a)
Nuclear	1,201	945	27
Natural gas and oil	25	25	NM(a)
Wind	102	104	(1)
Total Generation	5,232	4,391	NM(a)
(a) Not meaningful due to the acquisition of GMO on July 14, 2008.

KCP&L’s coal base load equivalent availability factor for the three months ended March 31, 2009, decreased to 61% from 72% for the same period in 2008 due to the Iatan No. 1 outage.  GMO’s coal base load equivalent availability factor for the three months ended March 31, 2009, was 72%.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 15% of electric utility’s base load capacity.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the capacity and equivalent availability factor for Wolf Creek increased to 100% for the three months ended March 31, 2009, compared to 79% for the same period in 2008.

Fuel expense increased $32.9 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased fuel expense $34.9 million.

Purchased power expense increased $26.4 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased purchased power expense $32.8 million.  The remaining decrease at KCP&L was primarily due to a 46% decrease in the average price per MWh as a result of lower natural gas prices.  This KCP&L decrease was partially offset by an 8% increase in MWh purchases due to the impact of the extended outage at Iatan No. 1.  Purchased power expense was decreased in the three months ended March 31, 2008, by $6.5 million in recoveries from a litigation settlement.

Electric Utility Other Operating Expenses (including utility operating expenses, maintenance, general taxes and other)
Electric utility’s other operating expenses increased $48.7 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased other operating expenses $47.3 million.

Electric Utility Depreciation and Amortization
Electric utility’s depreciation and amortization costs increased $18.8 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased depreciation and amortization $17.4 million.

Electric Utility Non-Operating Income and Expenses
Electric utility’s non-operating income and expenses increased $9.5 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased non-operating income and expenses $3.6 million.  The remaining increase at KCP&L was due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Interest Charges
Electric utility’s interest charges increased $17.5 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased interest charges $17.1 million.  The remaining increase at KCP&L was primarily due to interest on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, mostly offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

Electric Utility Income Tax Benefit
Electric utility’s income tax benefit increased $3.6 million for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to the acquisition of GMO.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES (March 31, 2009 compared to December 31, 2008)

•
Great Plains Energy’s receivables, net decreased $55.5 million primarily due to a $36.2 million decrease in customer receivables due to warm winter weather and receipt of $7.3 million related to KCP&L’s Series 2008 EIRR bonds.

•
Great Plains Energy’s construction work in progress increased $47.7 million primarily due to a $106.9 million increase related to KCP&L’s Comprehensive Energy Plan and $44.5 million related to a KCP&L wind project, partially offset by the placing in service of environmental equipment at GMO’s Sibley No. 3 of $100.4 million.

•
Great Plains Energy’s notes payable increased $81.6 million primarily due to additional borrowings of $103.6 million at GMO to support capital expenditures and interest payments partially offset by $22.0 million repayments on the revolving line of credit at Great Plains Energy.

•
Great Plains Energy’s commercial paper decreased $171.6 million primarily due to KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A offset by a $79.1 million payment for the settlement of FSS and additional borrowings to support expenditures related to the Comprehensive Energy Plan and interest payments.

•
Great Plains Energy’s accounts payable decreased $75.1 million primarily due to the timing of cash payments, including on Comprehensive Energy Plan projects and the Sibley SCR project, and decreases related to lower natural gas and purchased power prices.

•	Great Plains Energy’s accrued taxes increased $22.3 million primarily due to an increase in property tax accruals due to the timing of tax payments.

•
Great Plains Energy’s derivative instruments – current liabilities decreased $85.8 million primarily due to the settlement of FSS simultaneously with KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.

•	Great Plains Energy’s other current liabilities decreased $8.1 million primarily due to GMO’s payment to Black Hills for the working capital adjustment related to the 2008 asset sale.

•	Great Plains Energy’s long-term debt increased $390.1 million due to KCP&L’s issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009.

CAPITAL REQUIREMENTS AND LIQUIDITY

Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy’s ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.

Great Plains Energy’s capital requirements are principally comprised of debt maturities and electric utility’s utility construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.

Great Plains Energy's liquid resources at March 31, 2009, consisted of $83.3 million of cash and cash equivalents on hand and $885.7 million of unused bank lines of credit.  The unused lines consisted of $379.5 million from KCP&L's revolving credit facility, $149.1 million from GMO’s credit facilities and $357.1 million from Great Plains Energy's revolving credit facility.

Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements (excluding KCP&L’s Comprehensive Energy Plan), dividends and pension benefit plan funding requirements, discussed below, with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy’s intention to meet a portion of these requirements with internally generated funds may, however, be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth, maintain credit ratings or take advantage of new opportunities.

KCP&L currently expects to fund its Comprehensive Energy Plan from a combination of internal and external sources including, but not limited to, contributions from rate increases, capital contributions to KCP&L from Great Plains Energy's security issuances and new short and long-term debt financing.

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented.  The decrease in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2009, compared to the same period in 2008 is due to KCP&L’s payment of $79.1 million for the settlement of FSS upon the issuance of $400.0 million of 7.15% Mortgage Bonds Series 2009A in March 2009 compared to KCP&L’s first quarter 2008 payment of $41.2 million for the settlement of three T-Locks.  Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy’s cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by the proceeds from the sale of properties and insurance recoveries.

Great Plains Energy’s utility capital expenditures increased $121.0 million for the three months ended March 31, 2009, compared to the same period in 2008.  The acquisition of GMO increased cash utility capital expenditures $70.7 million and KCP&L’s cash utility capital expenditures increased $50.3 million primarily due to a $44.5 million payment related to a KCP&L wind project.

Cash Flows from Financing Activities
Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2009, reflect KCP&L’s issuance, at a discount, of $400.0 million of 7.15% Mortgage Bonds Series 2009A that mature in 2019.  Great Plains Energy sold 3,829,719 shares of common stock for $49.5 million in net proceeds under a Sales

Agency Financing Agreement with BNY Mellon Capital Markets, LLC.  The proceeds from these issuances were used to repay short-term borrowings at KCP&L.

Great Plains Energy’s cash flows from financing activities for the three months ended March 31, 2008, reflect KCP&L’s issuance of $350.0 million of 6.375% unsecured Senior Notes that mature in 2018, with the proceeds used to repay short-term borrowings.  KCP&L incurred additional short-term borrowings for the three months ended March 31, 2008, to support expenditures related to Comprehensive Energy Plan projects.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L must maintain common equity at not less than 30% and 35%, respectively, of total capitalization.  KCP&L’s long-term financing activities are subject to the authorization of the MPSC.  In 2008, the MPSC increased KCP&L’s authorization to issue long-term debt and to enter into interest rate hedging instruments in connection with such debt to $1.4 billion through December 31, 2009.  KCP&L has utilized $1.25 billion of this amount with the issuance of its 6.05% unsecured senior notes maturing in 2035, its 5.85% unsecured senior notes maturing in 2017, its 6.375% unsecured Senior Notes maturing in 2018 and its 7.15% Series 2009A general mortgage bonds maturing in 2019, leaving $150.0 million of authorization remaining.  In addition, in February 2009, KCP&L received authorization to issue $196.5 million in mortgage bonds to insurers of KCP&L’s $196.5 million aggregate principal amount of EIRR Bonds Series 2005 and Series 2007, if and as required under the terms of the insurance agreements due to the issuance of other mortgage bonds by KCP&L.  KCP&L utilized this authorization with the issuance of $196.5 million in mortgage bonds to the bond insurers in March 2009.  See Note 11 to the consolidated financial statements for more information on these insurance agreements.

In December 2008, FERC authorized KCP&L to have outstanding at any time up to a total of $1.1 billion in short-term debt instruments through December 2010.  The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off.  At March 31, 2009, there was $891.4 million available under this authorization.  KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool.  The money pool is an internal financing arrangement in which funds deposited into the money pool could be lent on a short-term basis to KCP&L and GMO.  At March 31, 2009, there were no borrowings under the money pool.

GMO has $500.0 million of FERC short-term debt authorization through April 2010, subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2009, there was $222.4 million available under this authorization.

Debt Agreements
See Note 10 to the consolidated financial statements for discussion of revolving credit facilities.

Pension and Post-retirement Plans
The Company maintains qualified defined benefit plans for substantially all employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans.  For the three months ended March 31, 2009, the Company contributed $5.9 million to the plans and expects to contribute an additional $39.8 million to satisfy the funding requirements of ERISA and MPSC and KCC rate orders.  The majority of the contributions will be paid by KCP&L, which management believes has adequate access to capital resources through cash flows from operations or through existing lines of credit to support the funding requirements.

Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $15.6 million under the provisions of these plans in 2009, with the majority paid by KCP&L.

Credit Ratings
On March 6, 2009, Standard & Poor’s affirmed the “BBB” corporate credit rating and the long-term debt credit ratings for Great Plains Energy, KCP&L and GMO.  Standard & Poor’s also revised its outlook on all three companies to “Negative” from “Stable”, and lowered KCP&L’s short-term debt credit rating to “A-3” from “A-2”.

On March 11, 2009, Moody’s Investors Service lowered the senior unsecured ratings for Great Plains Energy and GMO to “Baa3” from “Baa2”.  Moody’s Investors Service also lowered KCP&L’s senior secured rating to “A3” from “A2” and KCP&L’s senior unsecured rating to “Baa1” from “A3”.  Moody’s Investors Service also affirmed KCP&L’s short term rating for commercial paper at “Prime-2” and maintained its outlook for Great Plains Energy, KCP&L, and GMO at “Negative.”

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.  Great Plains Energy and KCP&L view maintenance of strong credit ratings as extremely important and to that end an active and ongoing dialogue is maintained with the agencies with respect to results of operations, financial position, and future prospects.  While a further decrease in these credit ratings would not cause any acceleration of Great Plains Energy’s, KCP&L’s or GMO’s debt, it could increase interest charges under Great Plains Energy’s 6.875% Senior Notes due 2017, GMO’s 11.875% Senior Notes due 2012, GMO’s 7.95% Senior Notes due 2011 and Great Plains Energy’s, KCP&L’s and GMO’s revolving credit agreements.  The March 2009 credit rating actions did not have a significant impact to interest charges under such debt for the three months ended March 31, 2009.  A decrease in credit ratings could also have, among other things, an adverse impact on Great Plains Energy’s, KCP&L’s and GMO’s access to capital, the cost of funds, the amounts of collateral required under supply agreements and Great Plains Energy’s ability to provide credit support for its subsidiaries.

KANSAS CITY POWER & LIGHT COMPANY

MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2009	2008
	(millions)
Operating revenues	$277.5	$297.6
Fuel	(52.7)	(54.7)
Purchased power	(24.4)	(30.8)
Other operating expenses	(133.9)	(132.5)
Depreciation and amortization	(51.6)	(50.2)
Operating income	14.9	29.4
Non-operating income and expenses	8.1	2.2
Interest charges	(17.2)	(16.8)
Income tax benefit	2.6	2.2
Net income	$8.4	$17.0

KCP&L Revenues and MWh Sales

			%
Three Months Ended March 31	2009	2008	Change
Retail revenues	(millions)
Residential	$98.5	$100.4	(2)
Commercial	115.2	112.1	3
Industrial	23.5	24.3	(4)
Other retail revenues	2.6	2.4	10
Kansas ECA under recovery	4.8	9.5	(50)
Total retail	244.6	248.7	(2)
Wholesale revenues	27.3	43.1	(37)
Other revenues	5.6	5.8	(3)
KCP&L revenues	$277.5	$297.6	(7)

			%
Three Months Ended March 31	2009	2008	Change
Retail MWh sales	(thousands)
Residential	1,310	1,406	(7)
Commercial	1,809	1,854	(2)
Industrial	450	481	(6)
Other retail MWh sales	23	15	54
Total retail	3,592	3,756	(4)
Wholesale MWh sales	777	943	(18)
KCP&L electric MWh sales	4,369	4,699	(7)

Retail revenues decreased $4.1 million for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to unfavorable weather in 2009, with a 14% decrease in heating degree days, and a slight decline in weather-normalized customer usage.

Wholesale revenues decreased $15.8 million for the three months ended March 31, 2009, compared to the same period in 2008 due to a 33% decrease in the average market price per MWh to $30.96, primarily due to lower natural gas prices, and an 18% decrease in MWh sold, resulting from a reduction of available generation due to the extended outage at Iatan No. 1.

KCP&L Fuel and Purchased Power

			%
Three Months Ended March 31	2009	2008	Change
Net MWhs Generated by Fuel Type	(thousands)
Coal	2,720	3,317	(18)
Nuclear	1,201	945	27
Natural gas and oil	4	25	(83)
Wind	102	104	(1)
Total Generation	4,027	4,391	(8)

KCP&L’s coal base load equivalent availability factor for the three months ended March 31, 2009, decreased to 61% from 72% for the same period in 2008 due to the Iatan No. 1 outage.

KCP&L’s nuclear unit, Wolf Creek, accounts for approximately 19% of its base load capacity.  As a result of Wolf Creek coming back on-line following the outage in spring 2008, the capacity and equivalent availability factor for Wolf Creek increased to 100% for the three months ended March 31, 2009, compared to 79% for the same period in 2008.

Purchased power expense decreased $6.4 million for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to a 46% decrease in the average price per MWh as a result of lower natural gas prices.  This decrease was partially offset by an 8% increase in MWh purchases due to the impact of an extended outage at Iatan No. 1.  Purchased power expense was decreased in the three months ended March 31, 2008, by $6.5 million in recoveries from a litigation settlement.

KCP&L Non-operating Income and Expenses
KCP&L’s non-operating income and expenses increased $5.9 million for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to an increase in the equity component of AFUDC resulting from a higher construction work in progress balance due to Comprehensive Energy Plan projects.

KCP&L Interest Charges
KCP&L’s interest charges increased $0.4 million for the three months ended March 31, 2009, compared to the same period in 2008 primarily due to interest on $350.0 million of 6.375% unsecured Senior Notes issued in March 2008, mostly offset by an increase in the debt component of AFUDC resulting from a higher construction work in progress balance due to KCP&L’s Comprehensive Energy Plan projects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2008 Form 10-K and therefore are not represented here.

Great Plains Energy and KCP&L interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A. Quantitative and Qualitative Disclosures About Market Risk, included in the 2008 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.

MPS Merchant is exposed to market risk, including changes in commodity prices.  To manage the volatility relating to these exposures, MPS Merchant enters into various derivative transactions in accordance with the risk management policy.  The trading portfolios consist of natural gas contracts that are settled by the delivery of the commodity or cash.  These contracts take many forms, including futures, forwards, swaps and options.  Although MPS Merchant maintains a number of transactions which are fully hedged via back-to-back deals, the business also retains two contractual obligations that are not fully hedged.  MPS Merchant is exposed to intra-month natural gas price volatility, with contracts that have a fixed price set at the beginning of each month at which customers have an option to purchase gas from MPS Merchant within the month.  Customers typically exercise this option when natural gas prices rise, thereby creating an exposure for MPS Merchant.  A hypothetical 10% increase in the daily price of natural gas, versus the First of Month Index (FOM), could result in a $7.1 million pre-tax decrease in MPS Merchant non-operating income for the remainder of 2009.

MPS Merchant is also exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  The following table provides information on MPS Merchant’s credit exposure to customers at March 31, 2009.

	Exposure
	Before Credit	Credit	Net
Rating	Collateral	Collateral	Exposure
External rating	(millions)
Investment grade	$1.5	$-	$1.5
Non-investment grade	-	-	-
No external rating	36.9	2.0	34.9
Total	$38.4	$2.0	$36.4

External ratings are determined by using publicly available credit ratings of the counterparty.  If a counterparty has provided a guarantee by a higher rated entity, the determination has been based on the rating of its guarantor.  Investment grade counterparties are those with a minimum senior unsecured debt rating of BBB- from Standard & Poor’s or Baa3 from Moody’s Investors Service.

ITEM 4.  CONTROLS AND PROCEDURES

GREAT PLAINS ENERGY

Disclosure Controls and Procedures
Great Plains Energy carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of Great Plains Energy’s management, including the chief executive officer and chief financial officer, and Great Plains Energy’s disclosure committee.  Based upon these evaluations, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

KCP&L

Disclosure Controls and Procedures
KCP&L carried out evaluations of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended).  These evaluations were conducted under the supervision, and with the participation, of KCP&L’s management, including the chief executive officer and chief financial officer, and KCP&L’s disclosure committee.  Based upon these evaluations, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other Proceedings
The companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 7, 13, 14 and 18 to the consolidated financial statements.  Such descriptions are incorporated herein by reference.

ITEM 1A.  RISK FACTORS

Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward looking statements contained in this report.  The business of Great Plains Energy and KCP&L is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A. Risk Factors included in the 2008 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  Those risk factors, as well as the information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding purchases by Great Plains Energy of its equity securities during the first quarter of 2009.

Issuer Purchases of Equity Securities
Maximum Number
			Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
	Total		Purchased as	Shares (or Units)
	Number of	Average	Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under
	(or Units)	per Share	Plans or	the Plans or
Month	Purchased	(or Unit)	Programs	Programs
January 1 - 31	35,312 (1)	$ 29.32	-	N/A
February 1 - 28	81,214 (2)	20.27	-	N/A
March 1 - 31	-	-	-	N/A
Total	116,526	$ 23.01	-	N/A
(1) Represents restricted common shares surrendered to the Company following the resignation of a certain officer.
(2) Represents common stock shares surrendered to the Company by certain officers to pay taxes related to the vesting of restricted common shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

Adoption of SFAS No. 160
Great Plains Energy adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” effective January 1, 2009.  SFAS No. 160 requires the noncontrolling interest (formerly known as minority interest) to be reported in the consolidated balance sheet within equity, separately from the parent’s equity.  On the income statement, SFAS No. 160 requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest must be clearly identified and presented on the face of the consolidated statement of income.  Great Plains Energy’s 2008 balance sheet included in this Form 10-Q reflects the adoption of SFAS No. 160.  Due to the insignificant impact, Great Plains Energy is not re-issuing its 2008 Form 10-K financial statements to reflect this adoption.  The impact to Great Plains Energy’s 2008 income statement is reflected in the table below.  The impact of the adoption of SFAS No. 160 will be reflected on the quarterly and year-to-date 2008 financial statements in each Form 10-Q filed during 2009 and full-year 2008 results will be reflected in the 2009 Form 10-K.

	As	As	Effect of
2008	Reported	Adjusted	Change
	(millions)
Minority interest in subsidiaries	$(0.2)	$-	$0.2
Income from continuing operations	119.5	119.7	0.2
Net income	154.5	154.7	0.2
Less: Net income attributable to noncontrolling interest	N/A	(0.2)	N/A
Net income attributable to Great Plains Energy	N/A	154.5	N/A

Amendment to Great Plains Energy Articles of Incorporation
At the May 5, 2009, annual shareholders meeting, the Great Plains Energy common stock shareholders approved an amendment to the articles of incorporation, increasing the authorized number of shares of common stock, no par value, to 250 million from 150 million.  The amendment became effective upon its filing with the Missouri Secretary of State’s office on May 7, 2009.

GMO Electric Rate Case
On May 11, 2009, GMO and other parties to GMO’s pending electric rate case before the MPSC informed the MPSC that they had reached an agreement in principle to settle the pending case.  For information regarding the agreement in principle, see Note 7 to the consolidated financial statements.  Such description is incorporated herein by reference.

Compensation Actions
On May 5, 2009, the independent members of the Great Plains Energy Board of Directors (Board), upon recommendations of its Compensation and Development Committee (Committee), approved certain compensation matters, described below, regarding the principal executive officer, principal financial officer and certain other named executive officers (NEOs) of Great Plains Energy.

Amendment of Existing Awards
The independent members of the Board approved amendments to certain outstanding performance share agreements (Original Agreements) for the 2007-2009 and 2008-2010 performance periods. The Original Agreements, as so amended, are referred to as the “Amended Agreements”.  Due to changes in economic and financial market conditions since the Original Agreements were entered into, the Committee and Board determined that the Original Agreements no longer provided meaningful incentives.  The awards under the Original Agreements and Amended Agreements were made under the Company’s Long-Term Incentive Plan (the “LTIP”), which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2007, and is incorporated by reference.

The Original Agreements granted performance shares were based on a single performance metric – the Company’s total shareholder return (TSR) as compared to the Edison Electric Institute TSR index for electric utility companies over the relevant performance periods.  The Amended Agreements provide for a combination of performance shares and time-based restricted stock.  In calculating the number of performance shares and restricted stock under the Amended Agreements, the value of the performance shares granted under the Original Agreements (determined as of the date of the original awards) was first reduced by two-thirds (for the 2007-2009 performance awards) and one-third (for the 2008-2010 performance awards).  The resulting amounts were then divided by the fair market value (as defined in the LTIP) of Great Plains Energy stock on May 5, 2009 to arrive at a number of shares, which was then divided equally between performance shares and restricted stock.  The two equally weighted performance share award metrics under the Amended Agreements are funds from operations as a percentage of total adjusted debt and earnings per share.  Fifty percent of the target number of performance shares allocated to each metric is payable at the threshold level of performance and 200% of the target number of performance shares is payable at the maximum level of performance.  Dividends during the performance period on the common stock awarded will be paid in cash after the end of the performance period.  The

Amended Agreements also include time-based restricted stock, which vest (subject to the terms of the LTIP) as described below.

The following table summarizes the number of performance shares under the Original Agreements and the number of performance shares and restricted stock under the Amended Agreements for officers named in the Company’s proxy statement:

	Performance Shares under Original Agreements (at Target)		Performance Shares under Amended Agreements (at Target)		Restricted Stock under Amended Agreements
Name	2007-2009	2008-2010	2009	2009-2011	Vesting May 5, 2010	Vesting February 10, 2011

Michael J. Chesser	25,520	34,325	9,379	21,011	9,379	21,011

William H. Downey	12,684	16,119	4,662	9,867	4,662	9,867

Terry Bassham	6,483	9,118	2,383	5,581	2,383	5,581

John R. Marshall	6,682	8,632	2,456	5,284	2,456	5,284

Dividends accrued on all restricted stock awards described in this Current Report will be reinvested during the period under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan, and are subject to the same restrictions as the associated restricted stock.

Performance Share and Restricted Stock Awards
The independent members of the Board also approved the following time-based restricted stock and performance share awards for the performance period ending December 31, 2011, under the LTIP to the NEOs.  The restricted stock awards will vest on February 10, 2012.  The restricted stock grants are: Mr. Chesser, 44,250 shares; Mr. Downey, 26,656 shares; Mr. Bassham, 14,635 shares; and Mr. Marshall, 13,938 shares.  The performance share metrics are funds from operations as a percentage of total adjusted debt, and earnings per share for the year 2011.  The method of determining the shares to be paid under these performance share grants and associated dividends is the same as described in the preceding section.  The target performance share grants are: Mr. Chesser, 55,750 shares; Mr. Downey, 26,656 shares; Mr. Bassham, 14,635 shares; and Mr. Marshall, 13,938 shares.

In addition to the above awards, the independent members of the Board also approved the grant of a time-based restricted stock award of 58,539 shares to Mr. Bassham.  One third of the restricted stock award will vest on May 5, 2010, one third will vest on February 10, 2011, and the remaining one third will vest on February 10, 2012.

Reimbursement Requirement
Each of the grants provide that the Company will, to the full extent permitted by law, have the discretion to require that each grantee reimburse the Company for all or any portion of any performance share award if and to the extent the awards reflected the achievement of financial results that were subsequently the subject of a restatement, or the achievement of other objectives that were subsequently found to be inaccurately measured. The Company may take such actions against any grantee, regardless of whether the grantee engaged in any misconduct or was otherwise at fault.  However, the Company will not seek reimbursement with respect to any awards paid more than three years prior to a restatement or discovery of inaccurate measurements.

Cash Bonuses
The independent members of the Board approved a cash bonus of $165,025 to Mr. Chesser, payable on February 10, 2012, and conditioned on Mr. Chesser being an employee of the Company as of that date.  The Board may, in its discretion, waive in whole or in part this condition in the event of Mr. Chesser’s retirement, disability, death or other special circumstances.

The independent members of the Board also approved a discretionary cash bonus of $185,000 to Mr. Bassham.  One half of the bonus is payable on February 10, 2010, and the remaining half is payable on February 10, 2011.

Annual Incentive Plan
The independent members of the Board, upon recommendations by the Committee, approved certain amendments to the Company’s Annual Incentive Plan (Plan) and established objectives to be used for calculating 2009 annual incentive compensation for the NEOs and other officers. The basic structure of the Plan provides for a cash payout at 100% for target performance for each objective. Fifty percent of the target amount of incentive for each objective is payable at the threshold level of performance for each objective and 200% of the target amount of incentive is payable at the maximum level of performance. If objective performance is between target and threshold, or between target and maximum, the amount of the award payable is interpolated. Performance for any objective which is less than threshold will result in a zero payment for that objective. The target annual incentives for the principal executive officer, the principal financial officer, and other named executive officers are: Mr. Chesser, 100%; Mr. Downey, 70%; Mr. Bassham, 60%; and Mr. Marshall, 60%. The payout is based on the following weightings and objectives: 40% financial objective (earnings per share); 40% business objectives (system reliability, generation equivalent availability, OSHA incident rate, J.D. Powers Customer Satisfaction Index, cumulative synergy savings associated with the Aquila acquisition, and Comprehensive Energy Plan progress); and 20% individual performance.  Achievement of the threshold level of earnings is not a condition to a payout under the Plan (other than for the earnings per share objective), as it was for payouts under the Plan for 2007 and 2008.

The Plan was amended to include the same reimbursement requirement as described above for performance share grants.

ITEM 6.  EXHIBITS

Great Plains Energy Documents

Exhibit Number		Description of Document
3.1.1		Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009.
3.1.2		Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (marked to show the changes resulting from the May 7, 2009, amendment).
10.1.1	*
Amendment to Financing Agreement dated April 16, 2009, by and among KCP&L Greater Missouri Operations Company, the lenders from time to time party thereto, and Union Bank, N.A., as agent (Exhibit 10.5 to Form 8-K filed April 22, 2009).

10.1.2	+	Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated February 6, 2007.
10.1.3	+	Amendment to Performance Share Agreement dated May 5, 2009, between Great Plains Energy Incorporated and grantee, amending Performance Share Agreement dated May 6, 2008.
10.1.4	+	Performance Share Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009.
10.1.5	+	Restricted Stock Agreement between Great Plains Energy Incorporated and grantee dated May 5, 2009.

10.1.6	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria effective as of January 1, 2009.
10.1.7	+	Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Awards Standards and Performance Criteria amended effective as of January 1, 2009.
12.1		Computation of Ratio of Earnings to Fixed Charges.
31.1.a		Rule 13a-14(a)/15d-14(a) Certifications of Michael J. Chesser.
31.1.b		Rule 13a-14(a)/15d-14(a) Certifications of Terry Bassham.
32.1		Section 1350 Certifications.

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

KCP&L Documents

Exhibit Number		Description of Document
4.2.1	*
Twelfth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.2 to Form 8-K filed March 24, 2009).

4.2.2	*
Thirteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.3 to Form 8-K filed March 24, 2009).

4.2.3	*
Fourteenth Supplemental Indenture, dated as of March 1, 2009, to the General Mortgage and Deed of Trust dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, n.a. (formerly United Missouri Bank of Kansas City, N.A.), Trustee (Exhibit 4.4 to Form 8-K filed March 24, 2009).

10.2.1	*
Stipulation and Agreement dated April 24, 2009, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of Public Counsel, Praxair, Inc., Midwest Energy Users Association, U.S. Department of Energy and the U.S. Nuclear Security Administration, Ford Motor Company, Missouri Industrial Energy Consumers and Missouri Department of Natural Resources (Exhibit 10.1 to Form 8-K filed April 30, 2009.)

10.2.2	* +
Great Plains Energy Incorporated and Kansas City Power & Light Company Annual Incentive Plan Awards Standards and Performance Criteria amended effective as of January 1, 2009, approved May 5, 2009 (Exhibit 10.1.7 hereto).

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

GREAT PLAINS ENERGY INCORPORATED

Dated: May 11, 2009	By: /s/Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 11, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated: May 11, 2009	By: /s/ Michael J. Chesser
(Michael J. Chesser)
(Chief Executive Officer)

Dated: May 11, 2009	By: /s/Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)