Form 10-Q
period 2013-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2013-08-08
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______to_______

Exact name of registrant as specified in its charter,
Commission	state of incorporation, address of principal	I.R.S. Employer
File Number	executive offices and telephone number	Identification Number

001-32206	GREAT PLAINS ENERGY INCORPORATED	43-1916803
(A Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

000-51873	KANSAS CITY POWER & LIGHT COMPANY	44-0308720
(A Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

On August 5, 2013, Great Plains Energy Incorporated had 153,782,529 shares of common stock outstanding.  On August 5, 2013, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy's other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L's debt securities and holders of such securities should not consider Great Plains Energy's or its other subsidiaries' financial resources or results of operations in making a decision with respect to KCP&L's debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services including transportation and labor agreements; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors.  Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L.  Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors.  Each forward-looking statement speaks only as of the date of the particular statement.  Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EGU	Electric steam generating unit
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company, LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt hour
L&P	St. Joseph Light & Power, a division of GMO
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Abbreviation or Acronym	Definition

MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation, 47% owned by KCP&L
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station, 47% owned by KCP&L

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$7.9	$9.3
Funds on deposit	1.9	1.0
Receivables, net	180.8	154.5
Accounts receivable pledged as collateral	175.0	174.0
Fuel inventories, at average cost	102.3	95.1
Materials and supplies, at average cost	153.4	151.3
Deferred refueling outage costs	38.3	11.9
Refundable income taxes	9.2	9.5
Deferred income taxes	22.5	88.5
Derivative instruments	1.5	1.0
Prepaid expenses and other assets	31.6	27.6
Total	724.4	723.7
Utility Plant, at Original Cost
Electric	11,387.8	11,160.5
Less - accumulated depreciation	4,528.3	4,424.2
Net utility plant in service	6,859.5	6,736.3
Construction work in progress	645.9	584.5
Nuclear fuel, net of amortization of $147.3 and $157.4	75.8	81.3
Total	7,581.2	7,402.1
Investments and Other Assets
Nuclear decommissioning trust fund	164.7	154.7
Regulatory assets	1,046.2	1,120.9
Goodwill	169.0	169.0
Derivative instruments	5.0	5.5
Other	73.5	71.4
Total	1,458.4	1,521.5
Total	$9,764.0	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$6.0	$12.0
Collateralized note payable	175.0	174.0
Commercial paper	385.0	530.1
Current maturities of long-term debt	257.1	263.1
Accounts payable	182.0	330.2
Accrued taxes	70.0	27.1
Accrued interest	41.3	41.5
Accrued compensation and benefits	36.5	44.8
Pension and post-retirement liability	2.8	2.8
Other	22.0	23.9
Total	1,177.7	1,449.5
Deferred Credits and Other Liabilities
Deferred income taxes	815.6	832.4
Deferred tax credits	127.9	128.8
Asset retirement obligations	154.0	149.3
Pension and post-retirement liability	549.9	557.5
Regulatory liabilities	246.0	283.8
Other	114.8	110.2
Total	2,008.2	2,062.0
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,894,724 and 153,779,806 shares issued, stated value	2,627.3	2,624.7
Retained earnings	780.6	758.8
Treasury stock - 121,246 and 250,236 shares, at cost	(2.6)	(5.1)
Accumulated other comprehensive loss	(32.1)	(38.4)
Total	3,373.2	3,340.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 8)	3,165.9	2,756.8
Total	6,578.1	6,135.8
Commitments and Contingencies (Note 9)
Total	$9,764.0	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
Operating Revenues	(millions, except per share amounts)
Electric revenues	$600.3	$603.6	$1,142.5	$1,083.3
Operating Expenses
Fuel	121.2	138.1	253.4	257.4
Purchased power	34.9	26.9	73.7	51.6
Transmission of electricity by others	12.9	8.8	24.3	16.1
Utility operating and maintenance expenses	166.4	164.1	321.6	327.2
Depreciation and amortization	72.6	67.9	142.8	135.3
General taxes	48.1	45.0	95.9	89.5
Other	0.6	2.8	1.1	7.2
Total	456.7	453.6	912.8	884.3
Operating income	143.6	150.0	229.7	199.0
Non-operating income	4.4	1.6	6.9	2.5
Non-operating expenses	(2.2)	(5.8)	(3.5)	(7.6)
Interest charges	(49.4)	(55.8)	(99.1)	(122.7)
Income before income tax expense and loss from equity investments	96.4	90.0	134.0	71.2
Income tax expense	(32.7)	(31.8)	(44.2)	(22.3)
Loss from equity investments, net of income taxes	(0.1)	(0.1)	(0.2)	(0.1)
Net income	63.6	58.1	89.6	48.8
Less: Net loss attributable to noncontrolling interest	—	—	—	0.2
Net income attributable to Great Plains Energy	63.6	58.1	89.6	49.0
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$63.2	$57.7	$88.8	$48.2

Average number of basic common shares outstanding	153.5	139.6	153.4	137.7
Average number of diluted common shares outstanding	153.8	142.0	153.7	140.6

Basic earnings per common share	$0.41	$0.41	$0.58	$0.35
Diluted earnings per common share	$0.41	$0.41	$0.58	$0.34

Cash dividends per common share	$0.2175	$0.2125	$0.435	$0.425
Comprehensive Income
Net income	$63.6	$58.1	$89.6	$48.8
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	—	0.1	—	(0.2)
Income tax benefit	—	—	—	0.1
Net gain (loss) on derivative hedging instruments	—	0.1	—	(0.1)
Reclassification to expenses, net of tax	2.9	3.1	6.1	6.2
Derivative hedging activity, net of tax	2.9	3.2	6.1	6.1
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs	0.3	0.1	0.3	0.2
Income tax benefit	(0.1)	(0.1)	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	0.2	—	0.2	0.1
Total other comprehensive income	3.1	3.2	6.3	6.2
Comprehensive income	66.7	61.3	95.9	55.0
Less: comprehensive loss attributable to noncontrolling interest	—	—	—	0.2
Comprehensive income attributable to Great Plains Energy	$66.7	$61.3	$95.9	$55.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$89.6	$48.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	142.8	135.3
Amortization of:
Nuclear fuel	8.7	9.1
Other	28.9	9.2
Deferred income taxes, net	45.5	26.8
Investment tax credit amortization	(0.9)	(1.2)
Loss from equity investments, net of income taxes	0.2	0.1
Other operating activities (Note 2)	(139.4)	(62.8)
Net cash from operating activities	175.4	165.3
Cash Flows from Investing Activities
Utility capital expenditures	(339.8)	(263.4)
Allowance for borrowed funds used during construction	(4.6)	(2.7)
Purchases of nuclear decommissioning trust investments	(54.8)	(11.7)
Proceeds from nuclear decommissioning trust investments	53.1	10.0
Other investing activities	(13.1)	(7.5)
Net cash from investing activities	(359.2)	(275.3)
Cash Flows from Financing Activities
Issuance of common stock	2.6	290.3
Issuance of long-term debt	412.5	—
Issuance fees	(4.3)	(2.6)
Repayment of long-term debt	(9.3)	(13.4)
Net change in short-term borrowings	(151.1)	(167.0)
Net change in collateralized short-term borrowings	1.0	67.0
Dividends paid	(67.6)	(58.7)
Other financing activities	(1.4)	(4.9)
Net cash from financing activities	182.4	110.7
Net Change in Cash and Cash Equivalents	(1.4)	0.7
Cash and Cash Equivalents at Beginning of Year	9.3	6.2
Cash and Cash Equivalents at End of Period	$7.9	$6.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date June 30	2013		2012
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,779,806	$2,624.7	136,406,306	$2,330.6
Issuance of common stock	114,918	2.6	17,248,954	290.3
Equity compensation expense, net of forfeitures		0.2		0.1
Unearned Compensation
Issuance of restricted common stock		(1.7)		(3.2)
Forfeiture of restricted common stock		—		1.0
Compensation expense recognized		1.0		1.6
Other		0.5		0.5
Ending balance	153,894,724	2,627.3	153,655,260	2,620.9
Retained Earnings
Beginning balance		758.8		684.7
Net income attributable to Great Plains Energy		89.6		49.0
Loss on reissuance of treasury stock		—		(0.3)
Dividends:
Common stock ($0.435 and $0.425 per share)		(66.8)		(57.9)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.2)		—
Ending balance		780.6		674.7
Treasury Stock
Beginning balance	(250,236)	(5.1)	(264,567)	(5.6)
Treasury shares acquired	(55,731)	(1.2)	(145,701)	(2.9)
Treasury shares reissued	184,721	3.7	169,800	3.5
Ending balance	(121,246)	(2.6)	(240,468)	(5.0)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(38.4)		(49.8)
Derivative hedging activity, net of tax		6.1		6.1
Change in unrecognized pension expense, net of tax		0.2		0.1
Ending balance		(32.1)		(43.6)
Total Great Plains Energy Common Shareholders' Equity		$3,373.2		$3,247.0

Noncontrolling Interest
Beginning balance		$—		$1.0
Net loss attributable to noncontrolling interest		—		(0.2)
Distribution		—		(0.6)
Ending balance		$—		$0.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.7	$5.2
Funds on deposit	1.0	0.1
Receivables, net	208.4	163.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	71.1	63.6
Materials and supplies, at average cost	111.8	110.1
Deferred refueling outage costs	38.3	11.9
Refundable income taxes	4.1	9.1
Deferred income taxes	—	4.6
Derivative instruments	0.3	—
Prepaid expenses and other assets	28.6	23.8
Total	577.3	501.6
Utility Plant, at Original Cost
Electric	8,118.6	7,971.4
Less - accumulated depreciation	3,445.9	3,374.4
Net utility plant in service	4,672.7	4,597.0
Construction work in progress	561.1	486.5
Nuclear fuel, net of amortization of $147.3 and $157.4	75.8	81.3
Total	5,309.6	5,164.8
Investments and Other Assets
Nuclear decommissioning trust fund	164.7	154.7
Regulatory assets	818.0	853.2
Other	33.2	29.5
Total	1,015.9	1,037.4
Total	$6,902.8	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	200.0	361.0
Current maturities of long-term debt	—	0.4
Accounts payable	142.7	254.0
Accrued taxes	46.6	21.9
Accrued interest	27.8	27.7
Accrued compensation and benefits	36.5	44.8
Pension and post-retirement liability	1.4	1.4
Deferred income taxes	3.9	—
Other	12.2	12.8
Total	581.1	834.0
Deferred Credits and Other Liabilities
Deferred income taxes	852.9	836.4
Deferred tax credits	125.6	126.1
Asset retirement obligations	137.3	133.2
Pension and post-retirement liability	527.1	534.5
Regulatory liabilities	156.1	153.0
Other	96.7	88.2
Total	1,895.7	1,871.4
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	573.8	559.4
Accumulated other comprehensive loss	(23.0)	(25.8)
Total	2,113.9	2,096.7
Long-term debt (Note 8)	2,312.1	1,901.7
Total	4,426.0	3,998.4
Commitments and Contingencies (Note 9)
Total	$6,902.8	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
Operating Revenues	(millions)
Electric revenues	$410.8	$409.1	$777.5	$736.1
Operating Expenses
Fuel	86.0	98.7	180.5	183.3
Purchased power	18.6	6.6	37.7	13.6
Transmission of electricity by others	8.8	6.1	16.8	11.1
Operating and maintenance expenses	116.7	115.9	224.9	233.8
Depreciation and amortization	49.6	46.0	97.2	91.7
General taxes	37.7	35.9	74.7	71.1
Total	317.4	309.2	631.8	604.6
Operating income	93.4	99.9	145.7	131.5
Non-operating income	3.8	0.8	5.5	1.3
Non-operating expenses	(1.2)	(2.7)	(1.6)	(3.4)
Interest charges	(31.5)	(31.3)	(63.5)	(63.7)
Income before income tax expense	64.5	66.7	86.1	65.7
Income tax expense	(20.3)	(23.0)	(25.7)	(19.7)
Net income	$44.2	$43.7	$60.4	$46.0
Comprehensive Income
Net income	$44.2	$43.7	$60.4	$46.0
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	—	0.1	—	(0.2)
Income tax benefit	—	—	—	0.1
Net gain (loss) on derivative hedging instruments	—	0.1	—	(0.1)
Reclassification to expenses, net of tax	1.3	1.3	2.8	2.7
Derivative hedging activity, net of tax	1.3	1.4	2.8	2.6
Total other comprehensive income	1.3	1.4	2.8	2.6
Comprehensive income	$45.5	$45.1	$63.2	$48.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$60.4	$46.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	97.2	91.7
Amortization of:
Nuclear fuel	8.7	9.1
Other	17.1	14.9
Deferred income taxes, net	25.6	20.2
Investment tax credit amortization	(0.5)	(0.9)
Other operating activities (Note 2)	(93.2)	(26.1)
Net cash from operating activities	115.3	154.9
Cash Flows from Investing Activities
Utility capital expenditures	(261.2)	(208.6)
Allowance for borrowed funds used during construction	(4.1)	(1.4)
Purchases of nuclear decommissioning trust investments	(54.8)	(11.7)
Proceeds from nuclear decommissioning trust investments	53.1	10.0
Net money pool lending	(36.3)	—
Other investing activities	(8.3)	(6.3)
Net cash from investing activities	(311.6)	(218.0)
Cash Flows from Financing Activities
Issuance of long-term debt	412.5	—
Issuance fees	(4.3)	—
Repayment of long-term debt	(2.6)	(12.3)
Net change in short-term borrowings	(161.0)	(136.0)
Net change in collateralized short-term borrowings	—	11.0
Net money pool borrowings	(3.8)	250.9
Dividends paid to Great Plains Energy	(46.0)	(50.0)
Net cash from financing activities	194.8	63.6
Net Change in Cash and Cash Equivalents	(1.5)	0.5
Cash and Cash Equivalents at Beginning of Year	5.2	1.9
Cash and Cash Equivalents at End of Period	$3.7	$2.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2013		2012
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		559.4		513.8
Net income		60.4		46.0
Dividends:
Common stock held by Great Plains Energy		(46.0)		(50.0)
Ending balance		573.8		509.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.8)		(31.4)
Derivative hedging activity, net of tax		2.8		2.6
Ending balance		(23.0)		(28.8)
Total Common Shareholder's Equity		$2,113.9		$2,044.1
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
KANSAS CITY POWER & LIGHT COMPANY
Notes to Unaudited Consolidated Financial Statements
The notes to unaudited consolidated financial statements that follow are a combined presentation for Great Plains Energy Incorporated and Kansas City Power & Light Company, both registrants under this filing.  The terms "Great Plains Energy," "Company," "KCP&L" and "Companies" are used throughout this report.  "Great Plains Energy" and the "Company" refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated.  "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries. "Companies" refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries. The Companies' interim financial statements reflect all adjustments (which include normal, recurring adjustments) that are necessary, in the opinion of management, for a fair presentation of the results for the interim periods presented.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's wholly owned direct subsidiaries with operations or active subsidiaries are as follows:

•
KCP&L is an integrated, regulated electric utility that provides electricity to customers primarily in the states of Missouri and Kansas.  KCP&L has one active wholly owned subsidiary, Kansas City Power & Light Receivables Company (KCP&L Receivables Company).

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that primarily provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO has two active wholly owned subsidiaries, GMO Receivables Company and MPS Merchant Services, Inc. (MPS Merchant).  MPS Merchant has certain long-term natural gas contracts remaining from its former non-regulated trading operations.

Each of Great Plains Energy's and KCP&L's consolidated financial statements includes the accounts of their subsidiaries.  Intercompany transactions have been eliminated.
Great Plains Energy's sole reportable business segment is electric utility.  See Note 16 for additional information.
Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net loss attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock and Equity Units. Great Plains Energy settled the Equity Units in June 2012.

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
Income	(millions, except per share amounts)
Net income	$63.6	$58.1	$89.6	$48.8
Less: net loss attributable to noncontrolling interest	—	—	—	(0.2)
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$63.2	$57.7	$88.8	$48.2
Common Shares Outstanding
Average number of common shares outstanding	153.5	139.6	153.4	137.7
Add: effect of dilutive securities	0.3	2.4	0.3	2.9
Diluted average number of common shares outstanding	153.8	142.0	153.7	140.6
Basic EPS	$0.41	$0.41	$0.58	$0.35
Diluted EPS	$0.41	$0.41	$0.58	$0.34
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
Performance shares	55,271	—	55,271	—
Restricted stock shares	—	10,617	21,652	10,617
Dividends Declared
In August 2013, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2175 per share on Great Plains Energy's common stock.  The common dividend is payable September 20, 2013, to shareholders of record as of August 29, 2013.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable December 1, 2013, to shareholders of record as of November 7, 2013.
In August 2013, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on September 19, 2013.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$(25.9)	$27.3
Accounts receivable pledged as collateral	(1.0)	(67.0)
Fuel inventories	(7.2)	(13.7)
Materials and supplies	(2.1)	(5.7)
Accounts payable	(116.3)	(53.7)
Accrued taxes	43.7	33.8
Accrued interest	(0.2)	(3.6)
Deferred refueling outage costs	(26.4)	9.0
Pension and post-retirement benefit obligations	21.0	13.5
Allowance for equity funds used during construction	(5.0)	(0.1)
Fuel recovery mechanism	(6.4)	10.5
Other	(13.6)	(13.1)
Total other operating activities	$(139.4)	$(62.8)
Cash paid during the period:
Interest	$87.2	$130.5
Income taxes	$0.2	$3.3
Non-cash investing activities:
Liabilities accrued for capital expenditures	$32.8	$48.9

KCP&L Other Operating Activities
Year to Date June 30	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$(5.2)	$13.8
Accounts receivable pledged as collateral	—	(11.0)
Fuel inventories	(7.5)	(12.7)
Materials and supplies	(1.7)	(4.5)
Accounts payable	(85.8)	(36.5)
Accrued taxes	29.8	25.2
Accrued interest	0.1	(3.5)
Deferred refueling outage costs	(26.4)	9.0
Pension and post-retirement benefit obligations	22.3	14.9
Allowance for equity funds used during construction	(5.0)	—
Fuel recovery mechanism	(3.1)	(4.4)
Other	(10.7)	(16.4)
Total other operating activities	$(93.2)	$(26.1)
Cash paid during the period:
Interest	$57.4	$61.3
Income taxes	$—	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$29.2	$44.3

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	June 30	December 31
	2013	2012
Great Plains Energy	(millions)
Customer accounts receivable - unbilled	$108.5	$58.3
Allowance for doubtful accounts - customer accounts receivable	(5.0)	(2.6)
Other receivables	77.3	98.8
Total	$180.8	$154.5
KCP&L
Customer accounts receivable - unbilled	$72.9	$42.9
Allowance for doubtful accounts - customer accounts receivable	(2.9)	(1.5)
Intercompany receivables	75.5	40.0
Other receivables	62.9	81.8
Total	$208.4	$163.2
Great Plains Energy's and KCP&L's other receivables at June 30, 2013, and December 31, 2012, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric and steam service accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2013, and December 31, 2012, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million and $174.0 million, respectively.  At June 30, 2013, and December 31, 2012, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2014 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2014 and allows for $80 million in aggregate outstanding principal during the period of June 1 through October 31 and $65 million in aggregate outstanding principal during the period of November 1 through May 31 of each year.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

Three Months Ended June 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(373.3)	$373.3	$—	$(202.7)	$202.7	$—
Gain (loss) on sale of accounts receivable (a)	(4.8)	4.4	(0.4)	(2.6)	2.4	(0.6)
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	—	(0.3)
Cash from customers (transferred) received	(345.6)	345.6	—	(184.6)	184.6	—
Cash received from (paid for) receivables purchased	341.3	(341.3)	—	182.3	(182.3)	—

Year to Date June 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(708.0)	$708.0	$—	$(388.1)	$388.1	$—
Gain (loss) on sale of accounts receivable (a)	(9.0)	8.6	(0.4)	(4.9)	4.7	(0.6)
Servicing fees received (paid)	1.2	(1.2)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.6)	(0.6)	—	(0.3)	(0.9)
Cash from customers (transferred) received	(682.3)	682.3	—	(369.5)	369.5	—
Cash received from (paid for) receivables purchased	673.8	(673.8)	—	364.9	(364.9)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Three Months Ended June 30, 2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(368.6)	$368.6	$—	$(91.7)	$91.7	$—
Gain (loss) on sale of accounts receivable (a)	(4.7)	4.0	(0.7)	(1.2)	0.8	(1.1)
Servicing fees received (paid)	0.6	(0.6)	—	0.1	(0.1)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.1)	(0.4)
Cash from customers (transferred) received	(319.4)	319.4	—	(64.7)	64.7	—
Cash received from (paid for) receivables purchased	315.3	(315.3)	—	63.9	(63.9)	—

Year to Date June 30, 2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(662.1)	$662.1	$—	$(91.7)	$91.7	$—
Gain (loss) on sale of accounts receivable (a)	(8.4)	8.1	(0.3)	(1.2)	0.8	(0.7)
Servicing fees received (paid)	1.1	(1.1)	—	0.1	(0.1)	—
Fees paid to outside investor	—	(0.6)	(0.6)	—	(0.1)	(0.7)
Cash from customers (transferred) received	(646.6)	646.6	—	(64.7)	64.7	—
Cash received from (paid for) receivables purchased	638.4	(638.4)	—	63.9	(63.9)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—
(a) Any net gain (loss) is the result of the timing difference inherent in collecting receivables and over the life of the agreement will net to zero.
4. NUCLEAR PLANT
KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek's operating license expires in 2045.  Wolf Creek is regulated by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and ordered the licensing board to close out its work on the DOE's application due to a lack of funding.  These agency actions prompted multiple states and a municipality to file a lawsuit in a federal court of appeals asking the court to compel the NRC to resume its review and to issue a decision on the license application. The court has not yet issued a final decision in the case.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
Low-Level Radioactive Waste
Wolf Creek disposes of most of its low-level radioactive waste (Class A waste) at an existing third-party repository in Utah.  Management expects that the site located in Utah will remain available to Wolf Creek for disposal of its Class A waste.  Wolf Creek has contracted with a waste processor that will process, take title and dispose in another state most of the remainder of Wolf Creek's low-level radioactive waste (Classes B and C waste, which is higher in radioactivity but much lower in volume).  Should on-site waste storage be needed in the future, Wolf Creek has current storage capacity on site for about four years' generation of Classes B and C waste and believes it will be able to expand that storage capacity as needed if it becomes necessary to do so.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	June 30, 2013	December 31, 2012
Decommissioning Trust	(millions)
Beginning balance January 1	$154.7	$135.3
Contributions	1.7	3.3
Earned income, net of fees	1.2	3.0
Net realized gains	1.5	1.0
Net unrealized gains	5.6	12.1
Ending balance	$164.7	$154.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30, 2013				December 31, 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$82.5	$29.2	$(1.8)	$109.9	$80.6	$21.1	$(1.6)	$100.1
Debt securities	46.6	3.0	(0.5)	49.1	46.6	4.9	(0.1)	51.4
Other	5.7	—	—	5.7	3.2	—	—	3.2
Total	$134.8	$32.2	$(2.3)	$164.7	$130.4	$26.0	$(1.7)	$154.7
The weighted-average maturity of debt securities held by the trust at June 30, 2013, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
	(millions)
Realized gains	$0.4	$0.2	$1.9	$0.7
Realized losses	—	(0.1)	(0.4)	(0.2)
5. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L, GMO and Wolf Creek Nuclear Operating Corporation (WCNOC) and incurs significant costs in providing the plans.  Pension benefits under these plans reflect the employees' compensation, years of service and age at retirement.  In addition to providing pension benefits, Great Plains Energy provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and WCNOC.
KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) that allow the difference between pension and post-retirement costs under Generally Accepted Accounting Principles (GAAP) and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.

The following tables provide Great Plains Energy's components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2013	2012	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$8.8	$1.1	$0.8
Interest cost	11.8	12.3	1.9	2.0
Expected return on plan assets	(11.8)	(10.7)	(0.5)	(0.4)
Prior service cost	0.5	1.1	1.8	1.8
Recognized net actuarial loss	13.7	11.2	0.4	—
Transition obligation	—	—	0.1	0.2
Net periodic benefit costs before regulatory adjustment	24.7	22.7	4.8	4.4
Regulatory adjustment	(2.8)	(3.8)	(0.6)	0.3
Net periodic benefit costs	$21.9	$18.9	$4.2	$4.7

	Pension Benefits		Other Benefits
Year to Date June 30	2013	2012	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$21.0	$17.7	$2.2	$1.6
Interest cost	23.6	24.5	3.8	3.9
Expected return on plan assets	(23.6)	(21.4)	(1.0)	(0.9)
Prior service cost	1.0	2.2	3.6	3.6
Recognized net actuarial loss	27.4	22.3	0.9	—
Transition obligation	—	—	0.1	0.5
Net periodic benefit costs before regulatory adjustment	49.4	45.3	9.6	8.7
Regulatory adjustment	(6.4)	(7.7)	(1.1)	0.7
Net periodic benefit costs	$43.0	$37.6	$8.5	$9.4
Year to date June 30, 2013, the Company contributed $32.4 million to the pension plans and expects to contribute an additional $25.0 million in 2013 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2013, the Company expects to make contributions of $18.7 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.

6. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
Great Plains Energy	(millions)
Equity compensation expense	$0.3	$1.8	$2.1	$2.8
Income tax benefit	0.1	0.7	0.7	1.3
KCP&L
Equity compensation expense	$0.2	$1.4	$1.5	$2.1
Income tax benefit	—	0.5	0.4	1.0
Performance Shares
Performance share activity year to date June 30, 2013, is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance	370,560	$23.05
Granted	224,121	24.16
Earned	(104,453)	23.37
Forfeited	(3,036)	24.33
Performance adjustment	(51,542)	23.37
Ending balance	435,650	23.49
* weighted-average
At June 30, 2013, the remaining weighted-average contractual term was 1.8 years. There were no shares granted for the three months ended June 30, 2013.  The weighted-average grant-date fair value of shares granted was $24.16 year to date June 30, 2013. The weighted-average grant-date fair value of shares granted was $20.99 and $19.01 for the three months ended and year to date June 30, 2012, respectively. At June 30, 2013, there was $5.0 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid year to date June 30, 2013, was $2.4 million. There were no performance shares earned and paid year to date June 30, 2012.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2013, inputs for expected volatility, dividend yield and risk-free rates were 19%, 3.88% and 0.35%, respectively.

Restricted Stock
Restricted stock activity year to date June 30, 2013, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance	277,439	$19.03
Granted and issued	74,728	22.45
Vested	(33,802)	17.41
Forfeited	(1,013)	22.78
Ending balance	317,352	19.98
* weighted-average
At June 30, 2013, the remaining weighted-average contractual term was 1.6 years.  There were no shares granted for the three months ended June 30, 2013. The weighted-average grant-date fair value of shares granted was $22.45 year to date June 30, 2013. The weighted-average grant-date fair value of shares granted was $19.89 and $19.69 for the three months ended and year to date June 30, 2012, respectively.  At June 30, 2013, there was $3.2 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was insignificant and $0.6 million for the three months ended and year to date June 30, 2013, respectively. The total fair value of shares vested was $1.3 million and $3.2 million for the three months ended and year to date June 30, 2012, respectively.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in December 2016.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2013, Great Plains Energy was in compliance with this covenant.  At June 30, 2013, Great Plains Energy had $6.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.  At December 31, 2012, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2013, KCP&L was in compliance with this covenant.  At June 30, 2013, KCP&L had $200.0 million of commercial paper outstanding at a weighted-average interest rate of 0.35%, had issued letters of credit totaling $5.3 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, KCP&L had $361.0 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in December 2016.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO, Great Plains Energy or any of their significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility. Great Plains Energy currently guarantees this GMO credit facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2013, GMO was in compliance with this covenant.  At June 30, 2013, GMO had $185.0 million of commercial paper outstanding at a weighted-average interest rate of 0.80%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, GMO had $169.1 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.

8. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2013	2012
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$106.9
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% Series 2007B		—	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.089% Series 2007A and 2007B(c)	2035	146.5	—
4.90% Series 2008	2038	23.4	23.4
Other		—	2.6
Current maturities		—	(0.4)
Unamortized discount		(4.2)	(4.0)
Total KCP&L excluding current maturities		2,312.1	1,901.7
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2014-2021	9.0	10.1
GMO Pollution Control Bonds
0.189% Wamego Series 1996(c)	2026	7.3	7.3
0.192% State Environmental 1993(c)	2028	5.0	5.0
5.85% SJLP Pollution Control		—	5.6
GMO 8.27% Senior Notes	2021	80.9	80.9
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
2.75% Series (3.67% rate)(b)	2013	250.0	250.0
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series (7.34% rate)(b)	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(257.1)	(262.7)
Unamortized discount and premium, net		5.2	5.4
Total Great Plains Energy excluding current maturities		$3,165.9	$2,756.8

(a)	Weighted-average interest rates at June 30, 2013

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

Fair Value of Long-Term Debt
The fair value of long-term debt is categorized as a Level 2 liability within the fair value hierarchy as it is based on market prices, with the incremental borrowing rate for similar debt used to determine fair value if market prices are not available. At June 30, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.4 billion and $3.7 billion, respectively. At December 31, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At June 30, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively. At December 31, 2012, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.
KCP&L Senior Notes
In March 2013, KCP&L issued, at a discount, $300.0 million of 3.15% unsecured Senior Notes, maturing in 2023.
EIRR Bond Remarketing
In April 2013, KCP&L remarketed the following series of Environmental Improvement Revenue Refunding (EIRR) bonds:

•	secured Series 1992 EIRR bonds maturing in 2017 totaling $31.0 million at a fixed rate of 1.25% through maturity;

•	secured Series 1993B EIRR bonds totaling $39.5 million and previously held by KCP&L and 1993A EIRR bonds totaling $40.0 million maturing in 2023 at a fixed rate of 2.95% through maturity;

•
unsecured Series 2007A-1 and 2007A-2 EIRR bonds totaling $10.0 million and $63.3 million, respectively, maturing in 2035 and previously held by KCP&L into one series: Series 2007A totaling $73.3 million at a variable rate that will be determined weekly; and

•	unsecured Series 2007B EIRR bonds maturing in 2035 totaling $73.2 million at a variable rate that will be determined weekly.
In connection with the remarketing of the bonds, the municipal bond insurance policies issued by Syncora
Guarantee Inc. relating to the Series 1992 EIRR bonds and the Series 1993 EIRR bonds and by Financial Guaranty Insurance Company (FGIC) relating to the Series 2007 EIRR bond were cancelled. In connection with the cancellation of the policy relating to the Series 2007 EIRR bonds, KCP&L’s Mortgage Bond Series 2007 EIRR Insurer due 2035 was retired. This mortgage bond, in the amount of $146.5 million, was issued and delivered to FGIC in 2009 to collateralize FGIC’s claim on KCP&L under the related insurance agreement.
In July 2013, KCP&L remarketed its unsecured Series 2008 EIRR bonds maturing in 2038 totaling $23.4 million at a fixed rate of 2.875% through July 1, 2018.
9. COMMITMENTS AND CONTINGENCIES
Environmental Matters
Great Plains Energy and KCP&L are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  The cost of complying with current and future environmental requirements is expected to be material to Great Plains Energy and KCP&L.  Failure to comply with environmental requirements or to timely recover environmental costs through rates could have a material effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
Great Plains Energy's and KCP&L's current estimate of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with current final environmental regulations where the timing is certain is approximately $700 million.  The actual cost of compliance with any existing, proposed or future laws and regulations may be significantly different from the cost estimate provided.

The current estimate of approximately $700 million of capital expenditures reflects costs to install environmental equipment at KCP&L's La Cygne Nos. 1 and 2 by June 2015 to comply with the Best Available Retrofit Technology (BART) rule and environmental upgrades at other coal-fired generating units through 2016 to comply with the Mercury and Air Toxics Standards (MATS) rule.
In September 2011, KCP&L commenced construction of the La Cygne projects and at June 30, 2013, had incurred approximately $311 million of cash capital expenditures, which is included in the approximate $700 million estimate above.
Great Plains Energy and KCP&L estimate that other capital projects at coal-fired generating units for compliance with the Clean Air Act and Clean Water Act based on proposed or final environmental regulations where the timing is uncertain could be approximately $600 million to $800 million for Great Plains Energy, which includes approximately $350 million to $450 million for KCP&L. However, these other projects are less certain and the timeframe cannot be estimated and therefore are not included in the approximately $700 million estimated cost of compliance discussed above.
The Companies expect to seek recovery of the costs associated with environmental requirements through rate increases; however, there can be no assurance that such rate increases would be granted. The Companies may be subject to materially adverse rate treatment in response to competitive, economic, political, legislative or regulatory factors and/or public perception of the Companies' environmental reputation.
The following discussion groups environmental and certain associated matters into the broad categories of air and climate change, water, solid waste and remediation.
Clean Air Act and Climate Change Overview
The Clean Air Act and associated regulations enacted by the Environmental Protection Agency (EPA) form a comprehensive program to preserve and enhance air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.
Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR)
The CAIR requires reductions in SO2 and NOx emissions in 28 states, including Missouri, accomplished through statewide caps.  Great Plains Energy's and KCP&L's fossil fuel-fired plants located in Missouri are subject to CAIR, while their fossil fuel-fired plants in Kansas are not.
In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion. In December 2008, the court issued an order reinstating CAIR pending EPA's development of a replacement regulation on remand. In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR. The CSAPR required states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  Compliance with the CSAPR was scheduled to begin in 2012.  Multiple states, utilities and other parties, including KCP&L, filed requests for reconsideration and stays with the EPA and/or the D.C. Circuit Court. In August 2012, the D.C. Circuit Court issued its opinion in which it vacated the CSAPR and remanded the rule to the EPA to revise in accordance with its opinion. The D.C. Circuit Court directed the EPA to continue to administer the CAIR until a valid replacement is promulgated.
Best Available Retrofit Technology Rule
The EPA BART rule directs state air quality agencies to identify whether visibility-reducing emissions from sources subject to BART are below limits set by the state or whether retrofit measures are needed to reduce emissions.  BART applies to specific eligible facilities including KCP&L's La Cygne Nos. 1 and 2 in Kansas; KCP&L's Iatan No. 1, in which GMO has an 18% interest, and KCP&L's Montrose No. 3 in Missouri; GMO's Sibley Unit No. 3 and Lake Road Unit No. 6 in Missouri; and Westar Energy, Inc.'s

(Westar) Jeffrey Unit Nos. 1 and 2 in Kansas, in which GMO has an 8% interest.  Both Missouri and Kansas have approved BART plans.
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L's 50% share of the estimated cost is $615 million.  KCP&L began the project in September 2011.
Mercury and Air Toxics Standards Rule
In December 2011, the EPA finalized the MATS rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three to four years for compliance.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. The rule allows three to four years for compliance.
New Source Review
The Clean Air Act's New Source Review program requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA and agreed to install a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014. The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures. Westar has estimated the cost of this SCR at approximately $240 million.  Depending on the NOx emission reductions attained by that SCR and attainable through the installation of other controls at the other two units, the settlement agreement may require the installation of a second SCR system on one of the other two units. Westar has informed the EPA that they believe that the terms of the settlement can be met through the installation of less expensive NOx reduction equipment rather than a second SCR system and they plan to complete this project in

2014.  GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
SO2 NAAQS
In June 2010, the EPA strengthened the primary NAAQS for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2013, the EPA designated a part of Jackson County, Missouri, which is in the Companies' service territory, as a nonattainment area for the new 1-hour SO2 standard. The Missouri Department of Natural Resources (MDNR) will now develop and submit their plan to the EPA to return the area to attainment of the standard, which may include stricter controls on certain industrial facilities.
Particulate Matter (PM) NAAQS
In December 2012, the EPA strengthened the annual primary NAAQS for fine particulate matter (PM2.5). With the final rule, the EPA provided recent ambient air monitoring data for the Kansas City area indicating it would be in attainment of the revised fine particle standard. States will now make recommendations to designate areas as meeting the standards or not meeting them with the EPA making the final designation.
Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 19 million tons per year for Great Plains Energy and KCP&L, respectively.
Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  The timing and effects of any such legislation cannot be determined at this time.  In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act. In March 2012, the EPA proposed new source performance standards for emissions of CO2 for new affected fossil-fuel-fired electric utility generating units.  This action pursuant to the Clean Air Act would, for the first time, set national limits on the amount of CO2 that power plants built in the future can emit.  The proposal would not apply to Great Plains Energy's and KCP&L's existing units including modifications to those units.
In June 2013, United States President Barack Obama announced a climate action plan and issued a presidential memorandum to address one element of the plan which is to reduce power plant carbon pollution. The memorandum directs the EPA to: (1) issue a new proposal addressing new units no later than September 20, 2013, and finalize the rule in a timely fashion; (2) issue proposed carbon pollution standards, regulations or guidelines, as appropriate, for modified, reconstructed and existing power plants by no later than June 1, 2014; (3) issue final standards, regulations or guidelines, as appropriate, for modified, reconstructed and existing power plants by no later than June 1, 2015; (4) include in the guidelines addressing existing power plants a requirement that states submit to the EPA the implementation plans by no later than June 30, 2016; and (5) engage with states, leaders in the power sector and other stakeholders on issues related to the rules.
Greenhouse gas legislation or regulation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including the potential costs and impacts of achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed and/or regulations are issued.  Management will continue to monitor the progress of relevant legislation and regulations.
Laws have been passed in Missouri and Kansas, the states in which the Companies' retail electric businesses are operated, setting renewable energy standards, and management believes that national clean or renewable energy standards are also possible.  While management believes additional requirements addressing these matters will possibly be enacted, the timing, provisions and impact of such requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.
A Kansas law enacted in May 2009 required Kansas public electric utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand by 2011 increasing to 15% by 2016 and 20% by 2020.  A Missouri law enacted in November 2008 required at least 2% of the electricity provided by Missouri investor-owned utilities (including KCP&L and GMO) to their Missouri retail customers to come from renewable resources, including wind, solar, biomass and hydropower, by 2011, increasing to 5% in 2014, 10% in 2018, and 15% in 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO) required to come from solar resources.
KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar requirement, through 2023 for KCP&L and 2018 for GMO.  KCP&L and GMO project that the acquisition of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2015.
Clean Water Act
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to restore and preserve water quality.  Like the Clean Air Act, states are required to establish regulations and programs to address all requirements of the Clean Water Act, and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment).  The EPA agreed to finalize the rule by November 2013.  Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.
In April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The proposal sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2017 and 2022. The EPA is under a consent decree to take final action on the proposed rule by May 2014.
The proposal includes a variety of options to reduce pollutants that are discharged into waterways by coal ash, air pollution control waste and other waste from steam electric power plants. Depending on the option, the proposed rule would establish new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, combustion residual leachate from landfills and surface impoundments, and non-chemical metal cleaning wastes.
The EPA also announced its intention to align this proposal with a related rule for coal combustion residuals (CCRs) proposed in May 2010 under the Resource Conservation and Recovery Act (RCRA). The EPA is considering establishing best management practices requirements that would apply to surface impoundments containing CCRs. The cost of complying with the proposed rules has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the final regulation is enacted.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal is regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate CCRs under the RCRA to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.
Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), hold current and previous owners or operators of contaminated facilities and persons who arranged for the disposal or treatment of hazardous substances liable for the cost of investigation and cleanup.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at two disposal sites for polychlorinated biphenyl (PCB) contamination, and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.
At June 30, 2013, and December 31, 2012, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at June 30, 2013, and December 31, 2012, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.

GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $2.6 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
10. LEGAL PROCEEDINGS
GMO Western Energy Crisis
In response to complaints of manipulation of the California energy market, The Federal Energy Regulatory Commission (FERC) issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.
In December 2001, various parties appealed the July 2001 FERC order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking review of a number of issues, including expansion of the refund period to include periods prior to October 2, 2000 (the Summer Period).  MPS Merchant was a net seller of power during the Summer Period.  On August 2, 2006, the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the Summer Period.  The court remanded the matter to FERC for further consideration.  If FERC determines that MPS Merchant violated then-existing tariffs or laws during the Summer Period and that such violations affected market clearing prices in California, MPS Merchant could be found to owe refunds. Due to the uncertainties remaining in this case, the potential refund or range of potential refunds owed by MPS Merchant are not reasonably estimable.

11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost.  These costs totaled $24.4 million and $49.6 million, respectively, for the three months ended and year to date June 30, 2013. These costs totaled $26.7 million and $52.9 million, respectively, for the same periods in 2012.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $4.6 million and $10.0 million for the three months ended and year to date June 30, 2013, respectively. KCP&L's net wholesale sales to GMO were $7.4 million and $12.8 million, respectively, for the same periods in 2012. KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At June 30, 2013, KCP&L had a money pool receivable from GMO of $36.3 million. At December 31, 2012, KCP&L had a money pool payable to Great Plains Energy of $3.8 million.  The following table summarizes KCP&L's related party net receivables.

	June 30	December 31
	2013	2012
	(millions)
Net receivable from GMO	$59.2	$26.2
Net receivable from Great Plains Energy	16.3	13.8

12. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results. Great Plains Energy's and KCP&L's interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances.  Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in fuel and purchased power expense caused by commodity price volatility.

Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for GMO's utility operations that are recorded to a regulatory asset or liability consistent with MPSC regulatory orders, as discussed below.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2013, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting agreements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments, as needed, in order to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. KCP&L designates these natural gas hedges as cash flow hedges. The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  At June 30, 2013, KCP&L had no hedges for its projected natural gas usage for retail load and firm MWh sales. KCP&L did not record any ineffectiveness on natural gas hedges for the three months ended and year to date June 30, 2013 and 2012.
Additionally, KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power prices. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.
GMO's risk management policy is to use derivative instruments to mitigate exposure to natural gas price volatility in the market.  At June 30, 2013, GMO had financial contracts in place to hedge approximately 38%, 23% and 3% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2013, 2014 and 2015, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's Fuel Adjustment Clause (FAC).  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC.  Recovery of actual costs incurred will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

MPS Merchant, which has certain long-term natural gas contracts remaining from its former non-regulated trading operations, manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivatives) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of physical trading energy contracts as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.
The notional and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	June 30		December 31
	2013		2012
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	11.4	(0.9)	17.9	(2.8)
Forward contracts
Non-hedging derivatives	57.3	6.0	65.5	6.5
Option contracts
Non-hedging derivatives	3.4	0.3	—	—
KCP&L
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	1.0	0.3	—	—
The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$6.6	$1.2

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.5	2.8
Total Derivatives		$6.5	$3.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$0.3	$—

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.2
The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities at June 30, 2013, and December 31, 2012.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013	(millions)
Derivative assets	$6.6	$(0.1)	$6.5	$—	$—	$6.5
Derivative liabilities	1.2	(1.2)	—	—	—	—
December 31, 2012
Derivative assets	$6.5	$—	$6.5	$—	$—	$6.5
Derivative liabilities	3.0	(3.0)	—	—	—	—

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013	(millions)
Derivative assets	$0.3	$—	$0.3	$—	$—	$0.3
December 31, 2012
Derivative liabilities	$0.2	$(0.2)	$—	$—	$—	$—

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended June 30, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(4.7)
Income tax benefit	—	Income tax benefit	1.8
Total	$—	Total	$(2.9)
Year to Date June 30, 2013
Interest rate contracts	$—	Interest charges	$(9.7)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	3.8
Total	$—	Total	$(6.1)
Three Months Ended June 30, 2012
Interest rate contracts	$—	Interest charges	$(5.0)
Commodity contracts	0.1	Fuel	—
Income tax benefit	—	Income tax benefit	1.9
Total	$0.1	Total	$(3.1)
Year to Date June 30, 2012
Interest rate contracts	$—	Interest charges	$(10.1)
Commodity contracts	(0.2)	Fuel	—
Income tax benefit	0.1	Income tax benefit	3.9
Total	$(0.1)	Total	$(6.2)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended June 30, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(2.2)
Income tax benefit	—	Income tax benefit	0.9
Total	$—	Total	$(1.3)
Year to Date June 30, 2013
Interest rate contracts	$—	Interest charges	$(4.4)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	1.8
Total	$—	Total	$(2.8)
Three Months Ended June 30, 2012
Interest rate contracts	$—	Interest charges	$(2.2)
Commodity contracts	0.1	Fuel	—
Income tax benefit	—	Income tax benefit	0.9
Total	$0.1	Total	$(1.3)
Year to Date June 30, 2012
Interest rate contracts	$—	Interest charges	$(4.4)
Commodity contracts	(0.2)	Fuel	—
Income tax benefit	0.1	Income tax benefit	1.7
Total	$(0.1)	Total	$(2.7)

The following table summarizes the amount of loss recognized in a regulatory asset or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from Regulatory Account

	Amount of Gain (Loss) Recognized in Regulatory Asset on Derivatives	Income Statement Classification	Amount
Three Months Ended June 30, 2013	(millions)		(millions)
Commodity contracts	$(0.9)	Fuel	$(0.2)
Total	$(0.9)	Total	$(0.2)
Year to Date June 30, 2013
Commodity contracts	$0.9	Fuel	$(1.2)
Total	$0.9	Total	$(1.2)
Three Months Ended June 30, 2012
Commodity contracts	$0.3	Fuel	$(2.0)
Total	$0.3	Total	$(2.0)
Year to Date June 30, 2012
Commodity contracts	$(2.7)	Fuel	$(2.7)
Total	$(2.7)	Total	$(2.7)
Great Plains Energy's income statement reflects the gain (loss) for the change in fair value of commodity contract derivatives not designated as hedging instruments of $1.0 million for the three months ended June 30, 2013, and an insignificant amount year to date June 30, 2013, and $(0.3) million and $(1.1) million, respectively, for the same periods in 2012. KCP&L's income statement reflects the gain for the change in fair value of commodity contract derivatives not designated as hedging instruments of $1.6 million and $0.6 million, respectively, for the three months ended and year to date June 30, 2013.
The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2013	2012	2013	2012
	(millions)
Current assets	$10.4	$10.6	$10.4	$10.6
Current liabilities	(58.3)	(68.4)	(48.1)	(52.8)
Noncurrent liabilities	—	(0.1)	—	(0.1)
Deferred income taxes	18.6	22.5	14.7	16.5
Total	$(29.3)	$(35.4)	$(23.0)	$(25.8)
Great Plains Energy's accumulated OCI in the table above at June 30, 2013, includes $19.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at June 30, 2013, includes $8.7 million that is expected to be reclassified to expenses over the next twelve months.

13. FAIR VALUE MEASUREMENTS
GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad categories, giving the highest priority to quoted prices in active markets for identical assets or liabilities and lowest priority to unobservable inputs.  A definition of the various levels, as well as discussion of the various measurements within the levels, is as follows:
Level 1 – Unadjusted quoted prices for identical assets or liabilities in active markets that Great Plains Energy and KCP&L have access to at the measurement date.  Assets and liabilities categorized within this level consist of Great Plains Energy's and KCP&L's various exchange traded derivative instruments and equity and U.S. Treasury securities that are actively traded within KCP&L's decommissioning trust fund and GMO's Supplemental Executive Retirement Plan (SERP) rabbi trusts.
Level 2 – Market-based inputs for assets or liabilities that are observable (either directly or indirectly) or inputs that are not observable but are corroborated by market data.  Assets categorized within this level consist of Great Plains Energy's and KCP&L's various non-exchange traded derivative instruments traded in over-the-counter markets and certain debt securities and fixed income funds within KCP&L's decommissioning trust fund and GMO's SERP rabbi trusts.
Level 3 – Unobservable inputs, reflecting Great Plains Energy's and KCP&L's own assumptions about the assumptions market participants would use in pricing the asset or liability.  Assets categorized within this level consist of Great Plains Energy's various non-exchange traded derivative instruments traded in over-the-counter markets for which sufficiently observable market data is not available to corroborate the valuation inputs.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012.

			Fair Value Measurements Using
Description	June 30, 2013	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Derivative instruments(a)	$0.3	$—	$0.3	$—	$—
Nuclear decommissioning trust (b)
Equity securities	109.9	—	109.9	—	—
Debt securities
U.S. Treasury	19.1	—	19.1	—	—
U.S. Agency	2.4	—	—	2.4	—
State and local obligations	3.1	—	—	3.1	—
Corporate bonds	24.5	—	—	24.5	—
Other	1.0	—	—	1.0	—
Total nuclear decommissioning trust	160.0	—	129.0	31.0	—
Total	$160.3	$—	$129.3	$31.0	$—
Other Great Plains Energy
Assets
Derivative instruments (a)	$6.2	$(0.1)	$—	$4.4	$1.9
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	19.7	—	—	19.7	—
Total SERP rabbi trusts	19.8	—	0.1	19.7	—
Total	26.0	(0.1)	0.1	24.1	1.9
Liabilities
Derivative instruments (a)	—	(1.2)	1.2	—	—
Total	$—	$(1.2)	$1.2	$—	$—
Great Plains Energy
Assets
Derivative instruments (a)	$6.5	$(0.1)	$0.3	$4.4	$1.9
Nuclear decommissioning trust (b)	160.0	—	129.0	31.0	—
SERP rabbi trusts (c)	19.8	—	0.1	19.7	—
Total	186.3	(0.1)	129.4	55.1	1.9
Liabilities
Derivative instruments (a)	—	(1.2)	1.2	—	—
Total	$—	$(1.2)	$1.2	$—	$—

			Fair Value Measurements Using
Description	December 31, 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (b)
Equity securities	$100.1	$—	$100.1	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	26.8	—	—	26.8	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	151.8	—	118.6	33.2	—
Total	151.8	—	118.6	33.2	—
Liabilities
Derivative instruments (a)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (a)	$6.5	$—	$—	$4.2	$2.3
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	20.2	—	—	20.2	—
Total SERP rabbi trusts	20.3	—	0.1	20.2	—
Total	26.8	—	0.1	24.4	2.3
Liabilities
Derivative instruments (a)	—	(2.8)	2.8	—	—
Total	$—	$(2.8)	$2.8	$—	$—
Great Plains Energy
Assets
Derivative instruments (a)	$6.5	$—	$—	$4.2	$2.3
Nuclear decommissioning trust (b)	151.8	—	118.6	33.2	—
SERP rabbi trusts (c)	20.3	—	0.1	20.2	—
Total	178.6	—	118.7	57.6	2.3
Liabilities
Derivative instruments (a)	—	(3.0)	3.0	—	—
Total	$—	$(3.0)	$3.0	$—	$—

(a)	The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk.

(b)
Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.  The total does not include $4.7 million and $2.9 million at June 30, 2013, and December 31, 2012, respectively, of cash and cash equivalents, which are not subject to the fair value requirements.

(c)
Fair value is based on quoted market prices and/or valuation models for equity securities and Net Asset Value (NAV) per share for fixed income funds. The total does not include $0.1 million at June 30, 2013, and December 31, 2012, of cash and cash equivalents, which are not subject to the fair value requirements.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At June 30, 2013, and December 31, 2012, Great Plains Energy netted $1.1 million and $3.0 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities, net, measured at fair value on a recurring basis for the three months ended and year to date June 30, 2013 and 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at April 1	$2.4	$2.4
Total realized/unrealized gains included in non-operating income	1.9	0.9
Settlements	(2.4)	(1.1)
Balance at June 30	$1.9	$2.2
Total unrealized losses included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at June 30	$(0.3)	$(0.1)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at January 1	$2.3	$3.1
Total realized/unrealized gains included in non-operating income	4.3	1.1
Settlements	(4.7)	(2.0)
Balance at June 30	$1.9	$2.2
Total unrealized losses included in non-operating income relating to assets
and liabilities still on the consolidated balance sheet at June 30	$(0.1)	$(0.7)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L year to date June 30, 2013.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Beginning balance January 1, 2013	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	6.1	0.2	6.3
Net current period other comprehensive income	6.1	0.2	6.3
Ending balance June 30, 2013	$(29.3)	$(2.8)	$(32.1)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Beginning balance January 1, 2013	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	2.8
Net current period other comprehensive income	2.8
Ending balance June 30, 2013	$(23.0)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L for the three months ended and year to date June 30, 2013.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended June 30, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.7)	Interest charges
	(4.7)	Income before income tax expense and loss from equity investments
	1.8	Income tax benefit
	$(2.9)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.3)	Utility operating and maintenance expenses
	(0.3)	Income before income tax expense and loss from equity investments
	0.1	Income tax benefit
	(0.2)	Net income

Total reclassifications, net of tax	$(3.1)	Net income
Year to Date June 30, 2013
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(9.7)	Interest charges
Commodity contracts	(0.2)	Fuel
	(9.9)	Income before income tax expense and loss from equity investments
	3.8	Income tax benefit
	$(6.1)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.3)	Utility operating and maintenance expenses
	(0.3)	Income before income tax expense and loss from equity investments
	0.1	Income tax benefit
	(0.2)	Net income

Total reclassifications, net of tax	$(6.3)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended June 30, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	Interest charges
	(2.2)	Income before income tax expense
	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.3)	Net income
Year to Date June 30, 2013
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.4)	Interest charges
Commodity contracts	(0.2)	Fuel
	(4.6)	Income before income tax expense
	1.8	Income tax benefit
Total reclassifications, net of tax	$(2.8)	Net income

15. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2013	2012	2013	2012
Current income taxes	(millions)
Federal	$—	$(3.3)	$—	$(3.3)
State	0.2	0.4	0.1	0.3
Total	0.2	(2.9)	0.1	(3.0)
Deferred income taxes
Federal	27.6	30.8	37.5	22.5
State	5.7	5.1	8.0	4.3
Total	33.3	35.9	45.5	26.8
Noncurrent income taxes
Federal	—	(0.2)	—	(0.2)
State	(0.2)	—	(0.2)	—
Foreign	(0.2)	(0.4)	(0.3)	(0.1)
Total	(0.4)	(0.6)	(0.5)	(0.3)
Investment tax credit amortization	(0.4)	(0.6)	(0.9)	(1.2)
Income tax expense	$32.7	$31.8	$44.2	$22.3

	Three Months Ended June 30		Year to Date June 30
KCP&L	2013	2012	2013	2012
Current income taxes	(millions)
Federal	$(0.3)	$0.1	$(0.6)	$0.2
State	(0.1)	0.1	(0.1)	0.1
Total	(0.4)	0.2	(0.7)	0.3
Deferred income taxes
Federal	16.6	19.4	20.6	16.1
State	3.7	4.2	5.0	4.1
Total	20.3	23.6	25.6	20.2
Noncurrent income taxes
Federal	0.6	(0.3)	1.1	0.1
State	0.1	(0.1)	0.2	—
Total	0.7	(0.4)	1.3	0.1
Investment tax credit amortization	(0.3)	(0.4)	(0.5)	(0.9)
Income tax expense	$20.3	$23.0	$25.7	$19.7
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.3)	1.2	0.2	3.0
Amortization of investment tax credits	(0.4)	(0.7)	(0.6)	(1.8)
Federal income tax credits	(3.8)	(3.6)	(5.0)	(8.6)
State income taxes	3.8	3.9	3.9	4.1
Changes in uncertain tax positions, net	(0.3)	(0.4)	(0.4)	(0.1)
Valuation allowance	—	0.1	—	0.1
Other	(0.1)	—	(0.1)	(0.4)
Effective income tax rate	33.9%	35.5%	33.0%	31.3%

	Three Months Ended June 30		Year to Date June 30
KCP&L	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.7)	1.3	(0.1)	2.7
Amortization of investment tax credits	(0.4)	(0.7)	(0.6)	(1.4)
Federal income tax credits	(5.7)	(4.9)	(7.7)	(9.3)
State income taxes	3.8	4.0	3.8	4.1
Changes in uncertain tax positions, net	(0.1)	—	(0.1)	—
Other	(0.3)	(0.2)	(0.4)	(1.1)
Effective income tax rate	31.6%	34.5%	29.9%	30.0%
Deferred Income Taxes
At June 30, 2013, Great Plains Energy's current deferred income tax asset decreased $66.0 million and noncurrent deferred income tax liability decreased $16.8 million compared to December 31, 2012, primarily due to the reclassification of $60.3 million of net operating losses from current deferred income tax asset to noncurrent deferred income tax liability driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012. The decrease in noncurrent deferred income tax liability was offset by an increase in temporary differences mostly as a result of bonus depreciation.
Uncertain Tax Positions
At June 30, 2013, and December 31, 2012, Great Plains Energy had $22.0 million and $21.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $6.7 million and $7.3 million at June 30, 2013, and December 31, 2012, respectively, were expected to impact the effective tax rate if recognized.
At June 30, 2013, and December 31, 2012, KCP&L had $11.8 million and $10.5 million, respectively, of liabilities related to unrecognized tax benefits. None of these amounts were expected to impact the effective tax rate if recognized.
The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(millions)
Beginning balance January 1	$21.4	$24.0	$10.5	$8.7
Additions for current year tax positions	1.8	3.7	1.8	3.6
Reductions for current year tax positions	(0.2)	—	—	—
Reductions for prior year tax positions	(0.5)	(1.8)	(0.5)	(1.6)
Statute expirations	(0.2)	(4.7)	—	(0.2)
Foreign currency translation adjustments	(0.3)	0.2	—	—
Ending balance	$22.0	$21.4	$11.8	$10.5
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At June 30, 2013, and December 31, 2012, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.3 million and $3.5 million, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million and $0.7 million at June 30, 2013, and December 31, 2012, respectively. At June 30, 2013, and December 31, 2012, amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L were insignificant.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  In July 2013, the IRS provided guidance to the Company regarding the audit of certain income tax accounting methods for the capitalization of assets. Based on this new guidance, the Company expects to reduce unrecognized tax benefits for these income tax accounting methods by $11.8 million for Great Plains Energy and KCP&L in the third quarter of 2013. This $11.8 million reduction in unrecognized tax benefits will be offset by an increase to deferred income tax liabilities since a significant portion of the unrecognized tax benefits were related to temporary tax differences. The Company also estimates that it is reasonably possible that $0.9 million for Great Plains Energy of other unrecognized tax benefits may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.
16. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations and unallocated corporate charges.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended June 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$600.3	$—	$—	$600.3
Depreciation and amortization	(72.6)	—	—	(72.6)
Interest (charges) income	(47.4)	(14.6)	12.6	(49.4)
Income tax (expense) benefit	(33.9)	1.2	—	(32.7)
Net income (loss) attributable to Great Plains Energy	65.5	(1.9)	—	63.6

Year to Date June 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,142.5	$—	$—	$1,142.5
Depreciation and amortization	(142.8)	—	—	(142.8)
Interest (charges) income	(95.2)	(29.1)	25.2	(99.1)
Income tax (expense) benefit	(46.5)	2.3	—	(44.2)
Net income (loss) attributable to Great Plains Energy	93.1	(3.5)	—	89.6

Three Months Ended June 30, 2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$603.6	$—	$—	$603.6
Depreciation and amortization	(67.9)	—	—	(67.9)
Interest (charges) income	(50.4)	(15.1)	9.7	(55.8)
Income tax (expense) benefit	(35.9)	4.1	—	(31.8)
Net income (loss) attributable to Great Plains Energy	63.8	(5.7)	—	58.1

Year to Date June 30, 2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,083.3	$—	$—	$1,083.3
Depreciation and amortization	(135.3)	—	—	(135.3)
Interest (charges) income	(101.1)	(40.2)	18.6	(122.7)
Income tax (expense) benefit	(34.1)	11.8	—	(22.3)
Net income (loss) attributable to Great Plains Energy	68.3	(19.3)	—	49.0

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2013	(millions)
Assets	$10,124.6	$63.9	$(424.5)	$9,764.0
Capital expenditures(a)	339.8	—	—	339.8
December 31, 2012
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures(a)	610.2	—	—	610.2

(a)	Capital expenditures reflect year to date amounts for the periods presented.

17. REGULATORY MATTERS
KCP&L Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $67.4 million effective January 26, 2013. Appeals of the January 9, 2013, MPSC order were filed in February 2013 with the Missouri Court of Appeals, Western District (Court of Appeals) by KCP&L and the Missouri Energy Consumers Group (MECG) regarding various issues. On May 16, 2013, the Court of Appeals granted KCP&L's request to withdraw its appeal.
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the Office of Public Counsel (OPC) filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On March 13, 2013, the Court of Appeals preliminarily found that OPC may be entitled to the relief it requested. On March 28, 2013, the MPSC requested to the Court of Appeals that the OPC be denied its requested relief. The MECG also appealed the January 23, 2013, order in February 2013.
The Court of Appeals has not yet issued its decision on the MECG appeal or the Writ of Mandamus. The rates established by the MPSC order are effective unless and until modified by the MPSC or stayed by a court.
GMO Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its St. Joseph Light & Power (L&P) division effective January 26, 2013. Appeals of the January 9, 2013, MPSC order were filed in February 2013 with the Court of Appeals by GMO and MECG regarding various issues.
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the OPC filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On March 13, 2013, the Court of Appeals preliminarily found that OPC may be entitled to the relief it requested. On March 28, 2013, the MPSC requested to the Court of Appeals that the OPC be denied its requested relief. The MECG also appealed the January 23, 2013, order in February 2013.
The Court of Appeals has not yet issued its decision on the appeals or the Writ of Mandamus. The rates established by the MPSC order are effective unless and until modified by the MPSC or stayed by a court.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's direct subsidiaries with operations or active subsidiaries are KCP&L and GMO.  Great Plains Energy's sole reportable business segment is electric utility for the periods presented.
Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and L&P divisions, and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 830,600 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2013, increased to $63.2 million or $0.41 per share from $57.7 million or $0.41 per share for the same period in 2012 driven by:

•	a $1.5 million increase in gross margin driven by new retail rates, mostly offset by unfavorable weather and increased purchased power and transmission of electricity by others expense; and

•	a $6.4 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012.
In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.03.
Great Plains Energy's earnings available for common shareholders year to date June 30, 2013, increased to $88.8 million or $0.58 per share from $48.2 million or $0.34 per share for the same period in 2012 driven by:

•
a $32.9 million increase in gross margin driven by new retail rates, an increase in weather-normalized residential retail demand and the impact from an unplanned outage at Wolf Creek in the first quarter of 2012, partially offset by unfavorable weather and increased purchased power and transmission of electricity by others expense;

•	a $10.0 million decrease in Wolf Creek operating and maintenance expenses primarily due to the unplanned outage at Wolf Creek during the first quarter of 2012;

•
a $23.6 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012 and a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units; and

•	a $21.9 million increase in income tax expense driven by increased pre-tax income.
In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.03.
Gross margin is a financial measure that is not calculated in accordance with GAAP. See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.

For additional information regarding the increase in earnings, refer to Great Plains Energy Results of Operations and Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on February 4, 2013, and the unit returned to service on April 15, 2013. A mid-cycle maintenance outage is planned for the spring of 2014 with the next refueling outage planned to begin in the first quarter of 2015.
Transmission Investment Opportunities
KCP&L and GMO jointly have an SPP-approved regional transmission project for an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation with estimated construction costs of $65 million and an expected 2015 in-service date (Iatan-Nashua line).  GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 180-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an expected 2017 in-service date (Sibley-Nebraska City line). In June 2013, the final route for the Sibley-Nebraska City line was determined and the previous cost estimate of $380 million for GMO's portion of the line is currently being reevaluated.
In August 2012, Transource Missouri filed a request with FERC seeking incentive rate treatment and acceptance of a formula transmission rate to recover the cost of current and future projects. In October 2012, FERC issued an order approving certain incentive rate treatments and conditionally accepting the formula transmission rate for Transource Missouri, subject to the outcome of an administrative hearing or settlement. In February 2013, Transource Missouri and another party to the case filed a settlement with FERC for the formula transmission rate. FERC approved the settlement in May 2013. Transource Missouri's base return on equity for the formula transmission rate approved by FERC is 9.8%. Including certain incentives approved by FERC, the weighted-average return on equity specifically for the Iatan-Nashua and Sibley-Nebraska City lines discussed above is approximately 11.1%.
In August 2012, KCP&L and GMO filed a request with the MPSC to authorize the transfer at cost of certain transmission property related to the two SPP-approved regional transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource Energy, LLC (Transource). In August 2012, Transource Missouri filed a request with the MPSC seeking a Certificate of Convenience and Necessity (CCN) to construct, finance, own, operate and maintain the projects. In April 2013, KCP&L, GMO, Transource Missouri, MPSC staff and another party to the cases filed a non-unanimous stipulation and agreement with the MPSC requesting that the MPSC approve the KCP&L, GMO and Transource Missouri requests filed in August 2012, subject to certain conditions. The MPSC approved the stipulation and agreement in August 2013.
KCP&L and GMO must also seek approval from the SPP to novate the projects to Transource Missouri. Upon SPP's expected approval, SPP will then submit its approval of the novation to FERC for final approval. Great Plains Energy expects that final FERC approval of the novation will be obtained so that the projects can be transferred in the next six months.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
	(millions)
Operating revenues	$600.3	$603.6	$1,142.5	$1,083.3
Fuel	(121.2)	(138.1)	(253.4)	(257.4)
Purchased power	(34.9)	(26.9)	(73.7)	(51.6)
Transmission of electricity by others	(12.9)	(8.8)	(24.3)	(16.1)
Gross margin (a)	431.3	429.8	791.1	758.2
Other operating expenses	(215.1)	(211.9)	(418.6)	(423.9)
Depreciation and amortization	(72.6)	(67.9)	(142.8)	(135.3)
Operating income	143.6	150.0	229.7	199.0
Non-operating income and expenses	2.2	(4.2)	3.4	(5.1)
Interest charges	(49.4)	(55.8)	(99.1)	(122.7)
Income tax expense	(32.7)	(31.8)	(44.2)	(22.3)
Loss from equity investments	(0.1)	(0.1)	(0.2)	(0.1)
Net income	63.6	58.1	89.6	48.8
Less: Net loss attributable to noncontrolling interest	—	—	—	0.2
Net income attributable to Great Plains Energy	63.6	58.1	89.6	49.0
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$63.2	$57.7	$88.8	$48.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Three Months Ended June 30, 2013, Compared to June 30, 2012
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2013, increased to $63.2 million or $0.41 per share from $57.7 million or $0.41 per share for the same period in 2012.
Electric utility's net income increased $1.7 million for the three months ended June 30, 2013, compared to the same period in 2012 primarily due to:

•	a $1.5 million increase in gross margin driven by:

•	an estimated $39 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $28 million decrease due to unfavorable weather driven by a 37% decrease in cooling degree days; and

•	an estimated $10 million decrease primarily due to increased purchased power and transmission of electricity by others expense;

•
a $3.0 million decrease in interest expense primarily due to a $6.7 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, partially offset by a $3.0 million increase due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012.

Great Plains Energy's corporate and other activities loss decreased $3.8 million for the three months ended June 30, 2013, compared to the same period in 2012 primarily due to a $1.8 million increase in after-tax intercompany interest income due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012.

Year to Date June 30, 2013, Compared to June 30, 2012
Great Plains Energy's earnings available for common shareholders year to date June 30, 2013, increased to $88.8 million or $0.58 per share from $48.2 million or $0.34 per share for the same period in 2012.
Electric utility's net income increased $24.8 million year to date June 30, 2013, compared to the same period in 2012 driven by:

•	a $32.9 million increase in gross margin driven by:

•	an estimated $62 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $3 million increase driven by an increase in weather-normalized residential retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $12 million decrease due to unfavorable weather driven by a 42% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•	an estimated $24 million decrease primarily due to increased purchased power and transmission of electricity by others expense;

•
a $5.9 million decrease in interest expense primarily due to a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, partially offset by a $6.7 million increase due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012; and

•	a $12.4 million increase in income tax expense driven by increased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $15.8 million year to date June 30, 2013, compared to the same period in 2012 driven by:

•	a $6.0 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units;

•	a $4.0 million increase in after-tax intercompany interest income due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012; and

•	year to date June 30, 2012, included a $1.8 million after-tax loss on the sale of real estate property.
Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission of electricity by others.  Expenses for fuel, purchased power and transmission of electricity by others, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended June 30		Year to Date June 30
	2013	2012	2013	2012
	(millions)
Operating revenues	$600.3	$603.6	$1,142.5	$1,083.3
Fuel	(121.2)	(138.1)	(253.4)	(257.4)
Purchased power	(34.9)	(26.9)	(73.7)	(51.6)
Transmission of electricity by others	(12.9)	(8.8)	(24.3)	(16.1)
Gross margin (a)	431.3	429.8	791.1	758.2
Other operating expenses	(214.4)	(208.8)	(417.2)	(416.2)
Depreciation and amortization	(72.6)	(67.9)	(142.8)	(135.3)
Operating income	144.3	153.1	231.1	206.7
Non-operating income and expenses	2.5	(3.0)	3.7	(3.2)
Interest charges	(47.4)	(50.4)	(95.2)	(101.1)
Income tax expense	(33.9)	(35.9)	(46.5)	(34.1)
Net income	$65.5	$63.8	$93.1	$68.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$228.0	$236.7	(4)%	1,868	2,060	(9)%
Commercial	253.0	242.5	4%	2,665	2,790	(4)%
Industrial	58.7	55.4	6%	812	853	(5)%
Other retail revenues	5.5	4.9	5%	29	29	(1)%
Kansas property tax surcharge	(0.1)	1.4	N/M	N/A	N/A	N/A
Fuel recovery mechanism	5.9	3.8	57%	N/A	N/A	N/A
Total retail	551.0	544.7	1%	5,374	5,732	(6)%
Wholesale revenues	38.6	48.6	(21)%	1,385	2,146	(35)%
Other revenues	10.7	10.3	5%	N/A	N/A	N/A
Operating revenues	600.3	603.6	(1)%	6,759	7,878	(14)%
Fuel	(121.2)	(138.1)	(12)%
Purchased power	(34.9)	(26.9)	29%
Transmission of electricity by others	(12.9)	(8.8)	45%
Gross margin (a)	$431.3	$429.8	—%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$454.6	$426.8	7%	4,222	4,116	3%
Commercial	461.7	431.3	7%	5,190	5,253	(1)%
Industrial	103.0	98.2	5%	1,518	1,610	(6)%
Other retail revenues	10.5	9.9	5%	60	60	—%
Kansas property tax surcharge	—	2.9	N/M	N/A	N/A	N/A
Fuel recovery mechanism	14.1	10.2	38%	N/A	N/A	N/A
Total retail	1,043.9	979.3	7%	10,990	11,039	—%
Wholesale revenues	73.0	82.2	(11)%	2,631	3,279	(20)%
Other revenues	25.6	21.8	18%	N/A	N/A	N/A
Operating revenues	1,142.5	1,083.3	5%	13,621	14,318	(5)%
Fuel	(253.4)	(257.4)	(2)%
Purchased power	(73.7)	(51.6)	43%
Transmission of electricity by others	(24.3)	(16.1)	50%
Gross margin (a)	$791.1	$758.2	4%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric utility's gross margin increased $1.5 million for the three months ended June 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $39 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $28 million decrease due to unfavorable weather driven by a 37% decrease in cooling degree days; and

•
an estimated $10 million decrease primarily due to increased purchased power and transmission of electricity by others expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission of electricity by others increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

Electric utility's gross margin increased $32.9 million year to date June 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $62 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $3 million increase driven by an increase in weather-normalized residential retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $12 million decrease due to unfavorable weather driven by a 42% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•
an estimated $24 million decrease primarily due to increased purchased power and transmission of electricity by others expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission of electricity by others increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $5.6 million for the three months ended June 30, 2013, compared to the same period in 2012 primarily due to a $3.2 million increase in general taxes driven by increased property taxes and $0.8 million of regulatory asset amortization in 2013 for solar rebates provided to customers.
Electric utility's other operating expenses increased $1.0 million year to date June 30, 2013, compared to the same period in 2012 driven by a $6.5 million increase in general taxes driven by increased property taxes and a $4.4 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $3.0 million in the first quarter of 2012 and $1.4 million of regulatory asset amortization in 2013. These increases were mostly offset by a $10.0 million decrease in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $4.7 million and $7.5 million for the three months ended and year to date June 30, 2013, respectively, compared to the same periods in 2012 driven by higher depreciation rates for KCP&L as well as increased depreciation expense for other capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses increased $5.5 million and $6.9 million for the three months ended and year to date June 30, 2013, respectively, compared to the same periods in 2012 primarily due to an increase in the equity component of AFUDC at KCP&L.
Electric Utility Interest Charges
Electric utility's interest charges decreased $3.0 million for the three months ended June 30, 2013, compared to the same period in 2012 primarily due to a $6.7 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, partially offset by a $3.0 million increase due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012.
Electric utility's interest charges decreased $5.9 million year to date June 30, 2013, compared to the same period in 2012 primarily due to a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, partially offset by a $6.7 million increase due to a $287.5 million 5.15% intercompany loan from Great Plains Energy to GMO issued in June 2012.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $12.4 million year to date June 30, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2013, compared to December 31, 2012)

•	Great Plains Energy's receivables, net increased $26.3 million primarily due to seasonal increases in customer accounts receivable.

•
Great Plains Energy's deferred income taxes - current assets decreased $66.0 million primarily due to the reclassification to deferred income taxes - deferred credits and other liabilities of $60.3 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012.

•	Great Plains Energy's construction work in progress increased $61.4 million primarily due to a $57.6 million increase for environmental upgrades at KCP&L's La Cygne Station.

•	Great Plains Energy's commercial paper decreased $145.1 million due to repayment with proceeds from KCP&L's issuance of $300.0 million of 3.15% Senior Notes and the remarketing of $112.8 million of

EIRR bonds previously held by KCP&L, partially offset by increased borrowings used to support environmental upgrades at KCP&L's La Cygne Station, as well as dividend and interest payments.

•	Great Plains Energy's accounts payable decreased $148.2 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $42.9 million primarily due to the timing of property tax payments.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities decreased $16.8 million primarily due to the reclassification from deferred income taxes - current assets of $60.3 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization due to the extension of 50% bonus depreciation with the January 2, 2013, enactment of the American Taxpayer Relief Act of 2012. This decrease was offset by an increase in temporary differences mostly as a result of bonus depreciation.

•
Great Plains Energy's long-term debt increased $409.1 million primarily due to the issuance, at a discount, of KCP&L's $300.0 million of 3.15% Senior Notes in March 2013 and the remarketing in April 2013 of $112.8 million of EIRR bonds previously held by KCP&L.

CAPITAL REQUIREMENTS AND LIQUIDITY
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries.  Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends are dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements are discussed below.
Great Plains Energy's liquid resources at June 30, 2013, consisted of $7.9 million of cash and cash equivalents on hand and $851.8 million of unused bank lines of credit.  The unused lines consisted of $192.2 million from Great Plains Energy's revolving credit facility, $394.7 million from KCP&L's credit facilities and $264.9 million from GMO's credit facilities.  See Note 7 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from the issuance of equity securities, equity-linked securities and/or short-term and long-term debt.  Great Plains Energy's intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $10.1 million increase in cash flows from operating activities for Great Plains Energy year to date June 30, 2013, compared to the same period in 2012 is primarily due to a $40.8 million increase in net income, partially offset by an increase in deferred refueling outage costs. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $76.4 million year to date June 30, 2013, compared to the same period in 2012 primarily due to an increase in cash utility capital expenditures at the Wolf Creek nuclear unit for a back-up diesel generator and pipe replacement for the essential service water system, environmental upgrades at KCP&L's La Cygne Station and construction of the SPP-approved regional transmission line from the Iatan generating station to KCP&L's Nashua substation, in addition to normal plant activity.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date June 30, 2013, reflect KCP&L's issuance, at a discount, of $300.0 million of 3.15% Senior Notes that mature in 2023 and the remarketing of $112.8 million of EIRR bonds previously held by KCP&L, with the proceeds used to repay short-term borrowings.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO. GMO used the proceeds to make an intercompany loan to KCP&L under the Great Plains Energy money pool, which KCP&L used to repay short-term borrowings. Great Plains Energy's cash flows from financing activities year to date June 30, 2012, also reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  At June 30, 2013, KCP&L had utilized all of this authorization.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At June 30, 2013, there was $800.0 million available under this authorization.
In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2013, there was $565.0 million available under this authorization.
In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At June 30, 2013, there was $562.5 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2013, GMO had outstanding payables under the money pool of $36.3 million to KCP&L and $3.2 million to Great Plains Energy.
Debt Agreements
See Note 7 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA. Year to date June 30, 2013, the Company contributed $32.4 million to the pension plans and expects to contribute an additional $25.0 million in 2013 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $18.7 million under the provisions of these plans in 2013, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date June 30
	2013	2012

Operating revenues	$777.5	$736.1
Fuel	(180.5)	(183.3)
Purchased power	(37.7)	(13.6)
Transmission of electricity by others	(16.8)	(11.1)
Gross margin (a)	542.5	528.1
Other operating expenses	(299.6)	(304.9)
Depreciation and amortization	(97.2)	(91.7)
Operating income	145.7	131.5
Non-operating income and expenses	3.9	(2.1)
Interest charges	(63.5)	(63.7)
Income tax expense	(25.7)	(19.7)
Net income	$60.4	$46.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$278.4	$260.3	7%	2,513	2,488	1%
Commercial	335.3	310.7	8%	3,636	3,691	(1)%
Industrial	61.6	59.4	4%	862	933	(8)%
Other retail revenues	6.5	6.3	4%	44	44	(1)%
Kansas property tax surcharge	—	2.9	N/M	N/A	N/A	N/A
Fuel recovery mechanism	7.5	9.0	(17)%	N/A	N/A	N/A
Total retail	689.3	648.6	6%	7,055	7,156	(1)%
Wholesale revenues	79.7	78.7	1%	2,863	3,145	(9)%
Other revenues	8.5	8.8	(4)%	N/A	N/A	N/A
Operating revenues	777.5	736.1	6%	9,918	10,301	(4)%
Fuel	(180.5)	(183.3)	(2)%
Purchased power	(37.7)	(13.6)	N/M
Transmission of electricity by others	(16.8)	(11.1)	51%
Gross margin (a)	$542.5	$528.1	3%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $14.4 million year to date June 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $42 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $2 million increase driven by an increase in weather-normalized residential retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $10 million decrease due to unfavorable weather driven by a 42% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•
an estimated $24 million decrease primarily due to increased purchased power and transmission of electricity by others expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission of electricity by others increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $5.3 million year to date June 30, 2013, compared to the same period in 2012 driven by a $10.0 million decrease in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012. This decrease was partially offset by a $3.6 million increase in general taxes driven by increased property taxes and a $2.0 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $1.6 million in the first quarter of 2012 and $0.4 million of regulatory asset amortization in 2013.

KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $5.5 million year to date June 30, 2013, compared to the same period in 2012 driven by higher depreciation rates as well as increased depreciation expense for other capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses increased $6.0 million year to date June 30, 2013, compared to the same period in 2012 primarily due to an increase in the equity component of AFUDC.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $6.0 million year to date June 30, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, regulatory, operational and credit risks and are discussed elsewhere in this document as well as in the 2012 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2012 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2013, was $18.2 million.

ITEM 4. CONTROLS AND PROCEDURES
GREAT PLAINS ENERGY
Disclosure Controls and Procedures
Great Plains Energy carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)).  This evaluation was conducted under the supervision, and with the participation, of Great Plains Energy's management, including the chief executive officer and chief financial officer, and Great Plains Energy's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of Great Plains Energy have concluded as of the end of the period covered by this report that the disclosure controls and procedures of Great Plains Energy were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
KCP&L
Disclosure Controls and Procedures
KCP&L carried out an evaluation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).  This evaluation was conducted under the supervision, and with the participation, of KCP&L's management, including the chief executive officer and chief financial officer, and KCP&L's disclosure committee.  Based upon this evaluation, the chief executive officer and chief financial officer of KCP&L have concluded as of the end of the period covered by this report that the disclosure controls and procedures of KCP&L were effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 9, 10 and 17 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2012 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended June 30, 2013.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	686	(1)	$22.78	—	N/A
May 1 - 31	327	(1)	22.78	—	N/A
June 1 - 30	1,940	(2)	22.66	—	N/A
Total	2,953		$22.70	—	N/A

(1)	Represents common shares surrendered to the Company related to the forfeiture of restricted common shares.

(2)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective January 1, 2014.	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	*	Section 1350 Certifications.	Great Plains Energy

32.2	*	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
* Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.
+ Indicates management contract or compensatory plan or arrangement.
Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from Great Plains Energy or KCP&L, as applicable, upon written request.
The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Great Plains Energy Incorporated and Kansas City Power & Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Dated:	August 8, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 8, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 8, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 8, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)