Form 10-Q
period 2013-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2013-11-07
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On November 4, 2013, Great Plains Energy Incorporated had 153,825,245 shares of common stock outstanding.  On November 4, 2013, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$10.9	$9.3
Funds on deposit	1.2	1.0
Receivables, net	199.1	154.5
Accounts receivable pledged as collateral	190.0	174.0
Fuel inventories, at average cost	83.9	95.1
Materials and supplies, at average cost	155.6	151.3
Deferred refueling outage costs	33.7	11.9
Refundable income taxes	8.5	9.5
Deferred income taxes	50.9	88.5
Derivative instruments	1.4	1.0
Prepaid expenses and other assets	26.6	27.6
Total	761.8	723.7
Utility Plant, at Original Cost
Electric	11,480.7	11,160.5
Less - accumulated depreciation	4,581.7	4,424.2
Net utility plant in service	6,899.0	6,736.3
Construction work in progress	684.7	584.5
Nuclear fuel, net of amortization of $153.9 and $157.4	69.6	81.3
Total	7,653.3	7,402.1
Investments and Other Assets
Nuclear decommissioning trust fund	172.8	154.7
Regulatory assets	1,032.2	1,120.9
Goodwill	169.0	169.0
Derivative instruments	4.5	5.5
Other	75.6	71.4
Total	1,454.1	1,521.5
Total	$9,869.2	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$6.0	$12.0
Collateralized note payable	190.0	174.0
Commercial paper	53.0	530.1
Current maturities of long-term debt	7.1	263.1
Accounts payable	199.4	330.2
Accrued taxes	106.3	27.1
Accrued interest	59.9	41.5
Accrued compensation and benefits	41.7	44.8
Pension and post-retirement liability	2.8	2.8
Other	23.1	23.9
Total	689.3	1,449.5
Deferred Credits and Other Liabilities
Deferred income taxes	926.8	832.4
Deferred tax credits	127.8	128.8
Asset retirement obligations	156.4	149.3
Pension and post-retirement liability	554.6	557.5
Regulatory liabilities	254.1	283.8
Other	118.4	110.2
Total	2,138.1	2,062.0
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,948,017 and 153,779,806 shares issued, stated value	2,629.3	2,624.7
Retained earnings	889.8	758.8
Treasury stock - 135,362 and 250,236 shares, at cost	(2.9)	(5.1)
Accumulated other comprehensive loss	(29.2)	(38.4)
Total	3,487.0	3,340.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 8)	3,515.8	2,756.8
Total	7,041.8	6,135.8
Commitments and Contingencies (Note 9)
Total	$9,869.2	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
Operating Revenues	(millions, except per share amounts)
Electric revenues	$765.0	$746.2	$1,907.5	$1,829.5
Operating Expenses
Fuel	156.6	164.7	410.0	422.1
Purchased power	25.7	17.9	99.4	69.5
Transmission of electricity by others	13.6	9.8	37.9	25.9
Utility operating and maintenance expenses	170.2	156.8	491.8	484.0
Depreciation and amortization	73.3	68.9	216.1	204.2
General taxes	53.4	50.8	149.3	140.3
Other	0.5	0.3	1.6	7.5
Total	493.3	469.2	1,406.1	1,353.5
Operating income	271.7	277.0	501.4	476.0
Non-operating income	4.4	2.1	11.3	4.6
Non-operating expenses	(2.1)	(1.9)	(5.6)	(9.5)
Interest charges	(48.9)	(48.1)	(148.0)	(170.8)
Income before income tax expense and loss from equity investments	225.1	229.1	359.1	300.3
Income tax expense	(81.8)	(82.6)	(126.0)	(104.9)
Loss from equity investments, net of income taxes	(0.2)	(0.1)	(0.4)	(0.2)
Net income	143.1	146.4	232.7	195.2
Less: Net income attributable to noncontrolling interest	—	(0.2)	—	—
Net income attributable to Great Plains Energy	143.1	146.2	232.7	195.2
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$142.7	$145.8	$231.5	$194.0

Average number of basic common shares outstanding	153.6	153.2	153.5	142.9
Average number of diluted common shares outstanding	153.8	153.4	153.7	145.0

Basic earnings per common share	$0.93	$0.95	$1.51	$1.36
Diluted earnings per common share	$0.93	$0.95	$1.51	$1.34

Cash dividends per common share	$0.2175	$0.2125	$0.6525	$0.6375
Comprehensive Income
Net income	$143.1	$146.4	$232.7	$195.2
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	—	0.1	—	(0.1)
Income tax expense	—	(0.1)	—	—
Net loss on derivative hedging instruments	—	—	—	(0.1)
Reclassification to expenses, net of tax	2.8	3.4	8.9	9.6
Derivative hedging activity, net of tax	2.8	3.4	8.9	9.5
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs	0.1	0.1	0.4	0.3
Income tax expense	—	—	(0.1)	(0.1)
Change in unrecognized pension expense, net of tax	0.1	0.1	0.3	0.2
Total other comprehensive income	2.9	3.5	9.2	9.7
Comprehensive income	146.0	149.9	241.9	204.9
Less: comprehensive income attributable to noncontrolling interest	—	(0.2)	—	—
Comprehensive income attributable to Great Plains Energy	$146.0	$149.7	$241.9	$204.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$232.7	$195.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	216.1	204.2
Amortization of:
Nuclear fuel	15.3	16.9
Other	43.4	22.6
Deferred income taxes, net	126.7	115.8
Investment tax credit amortization	(1.3)	(1.8)
Loss from equity investments, net of income taxes	0.4	0.2
Other operating activities (Note 2)	(50.1)	(66.8)
Net cash from operating activities	583.2	486.3
Cash Flows from Investing Activities
Utility capital expenditures	(486.2)	(409.5)
Allowance for borrowed funds used during construction	(8.0)	(3.9)
Purchases of nuclear decommissioning trust investments	(62.3)	(20.4)
Proceeds from nuclear decommissioning trust investments	59.8	17.9
Other investing activities	(15.1)	(12.1)
Net cash from investing activities	(511.8)	(428.0)
Cash Flows from Financing Activities
Issuance of common stock	3.8	291.6
Issuance of long-term debt	762.5	—
Issuance fees	(6.7)	(2.6)
Repayment of long-term debt	(259.3)	(513.8)
Net change in short-term borrowings	(483.1)	169.0
Net change in collateralized short-term borrowings	16.0	95.0
Dividends paid	(101.5)	(91.7)
Other financing activities	(1.5)	(5.1)
Net cash from financing activities	(69.8)	(57.6)
Net Change in Cash and Cash Equivalents	1.6	0.7
Cash and Cash Equivalents at Beginning of Year	9.3	6.2
Cash and Cash Equivalents at End of Period	$10.9	$6.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest
(Unaudited)

Year to Date September 30	2013		2012
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,779,806	$2,624.7	136,406,306	$2,330.6
Issuance of common stock	168,211	3.8	17,310,715	291.6
Equity compensation expense, net of forfeitures		0.3		0.2
Unearned Compensation
Issuance of restricted common stock		(1.7)		(3.2)
Forfeiture of restricted common stock		0.1		1.3
Compensation expense recognized		1.5		1.9
Other		0.6		0.5
Ending balance	153,948,017	2,629.3	153,717,021	2,622.9
Retained Earnings
Beginning balance		758.8		684.7
Net income attributable to Great Plains Energy		232.7		195.2
Loss on reissuance of treasury stock		—		(0.2)
Dividends:
Common stock ($0.6525 and $0.6375 per share)		(100.3)		(90.5)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.2)		(0.2)
Ending balance		889.8		787.8
Treasury Stock
Beginning balance	(250,236)	(5.1)	(264,567)	(5.6)
Treasury shares acquired	(73,201)	(1.6)	(164,454)	(3.3)
Treasury shares reissued	188,075	3.8	174,795	3.7
Ending balance	(135,362)	(2.9)	(254,226)	(5.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(38.4)		(49.8)
Derivative hedging activity, net of tax		8.9		9.5
Change in unrecognized pension expense, net of tax		0.3		0.2
Ending balance		(29.2)		(40.1)
Total Great Plains Energy Common Shareholders' Equity		$3,487.0		$3,365.4

Noncontrolling Interest
Beginning balance		$—		$1.0
Distribution		—		(1.0)
Ending balance		$—		$—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$3.5	$5.2
Funds on deposit	0.5	0.1
Receivables, net	207.3	163.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	53.2	63.6
Materials and supplies, at average cost	113.1	110.1
Deferred refueling outage costs	33.7	11.9
Refundable income taxes	4.7	9.1
Deferred income taxes	—	4.6
Prepaid expenses and other assets	24.4	23.8
Total	550.4	501.6
Utility Plant, at Original Cost
Electric	8,198.8	7,971.4
Less - accumulated depreciation	3,483.1	3,374.4
Net utility plant in service	4,715.7	4,597.0
Construction work in progress	588.1	486.5
Nuclear fuel, net of amortization of $153.9 and $157.4	69.6	81.3
Total	5,373.4	5,164.8
Investments and Other Assets
Nuclear decommissioning trust fund	172.8	154.7
Regulatory assets	799.1	853.2
Other	33.1	29.5
Total	1,005.0	1,037.4
Total	$6,928.8	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	23.7	361.0
Current maturities of long-term debt	—	0.4
Accounts payable	156.8	254.0
Accrued taxes	72.3	21.9
Accrued interest	39.9	27.7
Accrued compensation and benefits	41.7	44.8
Pension and post-retirement liability	1.4	1.4
Deferred income taxes	2.8	—
Other	12.8	12.8
Total	461.4	834.0
Deferred Credits and Other Liabilities
Deferred income taxes	920.7	836.4
Deferred tax credits	125.6	126.1
Asset retirement obligations	139.5	133.2
Pension and post-retirement liability	531.9	534.5
Regulatory liabilities	160.7	153.0
Other	88.2	88.2
Total	1,966.6	1,871.4
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	647.2	559.4
Accumulated other comprehensive loss	(21.6)	(25.8)
Total	2,188.7	2,096.7
Long-term debt (Note 8)	2,312.1	1,901.7
Total	4,500.8	3,998.4
Commitments and Contingencies (Note 9)
Total	$6,928.8	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
Operating Revenues	(millions)
Electric revenues	$522.0	$508.0	$1,299.5	$1,244.1
Operating Expenses
Fuel	111.5	114.5	292.0	297.8
Purchased power	10.9	10.1	48.6	23.7
Transmission of electricity by others	9.1	6.3	25.9	17.4
Operating and maintenance expenses	120.4	110.5	345.3	344.3
Depreciation and amortization	50.2	46.9	147.4	138.6
General taxes	43.1	41.9	117.8	113.0
Total	345.2	330.2	977.0	934.8
Operating income	176.8	177.8	322.5	309.3
Non-operating income	4.8	1.0	10.3	2.3
Non-operating expenses	(1.1)	(1.3)	(2.7)	(4.7)
Interest charges	(31.0)	(32.4)	(94.5)	(96.1)
Income before income tax expense	149.5	145.1	235.6	210.8
Income tax expense	(53.1)	(54.9)	(78.8)	(74.6)
Net income	$96.4	$90.2	$156.8	$136.2
Comprehensive Income
Net income	$96.4	$90.2	$156.8	$136.2
Other comprehensive income
Derivative hedging activity
Gain (loss) on derivative hedging instruments	—	0.1	—	(0.1)
Income tax expense	—	(0.1)	—	—
Net loss on derivative hedging instruments	—	—	—	(0.1)
Reclassification to expenses, net of tax	1.4	1.7	4.2	4.4
Derivative hedging activity, net of tax	1.4	1.7	4.2	4.3
Total other comprehensive income	1.4	1.7	4.2	4.3
Comprehensive income	$97.8	$91.9	$161.0	$140.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$156.8	$136.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	147.4	138.6
Amortization of:
Nuclear fuel	15.3	16.9
Other	25.7	23.1
Deferred income taxes, net	91.5	47.4
Investment tax credit amortization	(0.8)	(1.4)
Other operating activities (Note 2)	(38.8)	23.4
Net cash from operating activities	397.1	384.2
Cash Flows from Investing Activities
Utility capital expenditures	(375.8)	(324.5)
Allowance for borrowed funds used during construction	(7.1)	(2.3)
Purchases of nuclear decommissioning trust investments	(62.3)	(20.4)
Proceeds from nuclear decommissioning trust investments	59.8	17.9
Other investing activities	(8.6)	(8.2)
Net cash from investing activities	(394.0)	(337.5)
Cash Flows from Financing Activities
Issuance of long-term debt	412.5	—
Issuance fees	(4.6)	—
Repayment of long-term debt	(2.6)	(12.7)
Net change in short-term borrowings	(337.3)	29.0
Net change in collateralized short-term borrowings	—	15.0
Net money pool borrowings	(3.8)	(4.2)
Dividends paid to Great Plains Energy	(69.0)	(73.0)
Other	—	0.1
Net cash from financing activities	(4.8)	(45.8)
Net Change in Cash and Cash Equivalents	(1.7)	0.9
Cash and Cash Equivalents at Beginning of Year	5.2	1.9
Cash and Cash Equivalents at End of Period	$3.5	$2.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2013		2012
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		559.4		513.8
Net income		156.8		136.2
Dividends:
Common stock held by Great Plains Energy		(69.0)		(73.0)
Ending balance		647.2		577.0
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.8)		(31.4)
Derivative hedging activity, net of tax		4.2		4.3
Ending balance		(21.6)		(27.1)
Total Common Shareholder's Equity		$2,188.7		$2,113.0
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
Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net income attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock and Equity Units. Great Plains Energy settled the Equity Units in June 2012.

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
Income	(millions, except per share amounts)
Net income	$143.1	$146.4	$232.7	$195.2
Less: net income attributable to noncontrolling interest	—	0.2	—	—
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$142.7	$145.8	$231.5	$194.0
Common Shares Outstanding
Average number of common shares outstanding	153.6	153.2	153.5	142.9
Add: effect of dilutive securities	0.2	0.2	0.2	2.1
Diluted average number of common shares outstanding	153.8	153.4	153.7	145.0
Basic EPS	$0.93	$0.95	$1.51	$1.36
Diluted EPS	$0.93	$0.95	$1.51	$1.34
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
Performance shares	54,660	192,723	54,660	209,000
Restricted stock shares	—	2,531	21,652	2,531
Dividends Declared
In November 2013, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.23 per share on Great Plains Energy's common stock.  The common dividend is payable December 20, 2013, to shareholders of record as of November 29, 2013.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable March 1, 2014, to shareholders of record as of February 7, 2014.
In November 2013, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $23 million payable on December 19, 2013.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$(44.1)	$12.5
Accounts receivable pledged as collateral	(16.0)	(95.0)
Fuel inventories	11.2	(5.4)
Materials and supplies	(4.3)	(7.8)
Accounts payable	(91.5)	(49.4)
Accrued taxes	81.0	65.4
Accrued interest	18.4	(16.6)
Deferred refueling outage costs	(21.8)	13.4
Pension and post-retirement benefit obligations	40.2	21.9
Allowance for equity funds used during construction	(9.1)	(0.3)
Fuel recovery mechanism	(5.3)	13.1
Uncertain tax positions	(0.4)	(4.4)
Other	(8.4)	(14.2)
Total other operating activities	$(50.1)	$(66.8)
Cash paid during the period:
Interest	$111.3	$185.4
Income taxes	$0.1	$3.3
Non-cash investing activities:
Liabilities accrued for capital expenditures	$34.5	$52.2

KCP&L Other Operating Activities
Year to Date September 30	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$(40.2)	$(35.1)
Accounts receivable pledged as collateral	—	(15.0)
Fuel inventories	10.4	(6.2)
Materials and supplies	(3.0)	(6.1)
Accounts payable	(66.7)	(18.0)
Accrued taxes	55.3	76.5
Accrued interest	12.2	9.8
Deferred refueling outage costs	(21.8)	13.4
Pension and post-retirement benefit obligations	41.9	24.7
Allowance for equity funds used during construction	(9.1)	(0.3)
Fuel recovery mechanism	(1.2)	(0.9)
Uncertain tax positions	(10.5)	1.2
Other	(6.1)	(20.6)
Total other operating activities	$(38.8)	$23.4
Cash paid during the period:
Interest	$73.2	$77.3
Income taxes	$—	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$28.3	$48.0

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30	December 31
	2013	2012
Great Plains Energy	(millions)
Customer accounts receivable - billed	$24.4	$—
Customer accounts receivable - unbilled	89.7	58.3
Allowance for doubtful accounts - customer accounts receivable	(3.4)	(2.6)
Other receivables	88.4	98.8
Total	$199.1	$154.5
KCP&L
Customer accounts receivable - billed	$23.8	$—
Customer accounts receivable - unbilled	64.7	42.9
Allowance for doubtful accounts - customer accounts receivable	(1.9)	(1.5)
Intercompany receivables	40.4	40.0
Other receivables	80.3	81.8
Total	$207.3	$163.2
Great Plains Energy's and KCP&L's other receivables at September 30, 2013, and December 31, 2012, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric and steam service accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2013, and December 31, 2012, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $190.0 million and $174.0 million, respectively.  At September 30, 2013, and December 31, 2012, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
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

Three Months Ended September 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(481.2)	$481.2	$—	$(264.1)	$264.1	$—
Gain (loss) on sale of accounts receivable (a)	(6.1)	5.8	(0.3)	(3.4)	3.2	(0.5)
Servicing fees received (paid)	0.8	(0.8)	—	0.4	(0.4)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(468.5)	468.5	—	(260.5)	260.5	—
Cash received from (paid for) receivables purchased	462.6	(462.6)	—	257.2	(257.2)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	0.1	(0.1)	—

Year to Date September 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,189.2)	$1,189.2	$—	$(652.2)	$652.2	$—
Gain (loss) on sale of accounts receivable (a)	(15.1)	14.4	(0.7)	(8.3)	7.9	(1.1)
Servicing fees received (paid)	2.0	(2.0)	—	1.0	(1.0)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.5)	(1.4)
Cash from customers (transferred) received	(1,150.8)	1,150.8	—	(630.0)	630.0	—
Cash received from (paid for) receivables purchased	1,136.4	(1,136.4)	—	622.1	(622.1)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.1	(0.1)	—

Three Months Ended September 30, 2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(472.6)	$472.6	$—	$(341.7)	$341.7	$—
Gain (loss) on sale of accounts receivable (a)	(6.0)	5.8	(0.2)	(4.3)	3.4	(1.1)
Servicing fees received (paid)	0.8	(0.8)	—	0.5	(0.5)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.3)	(0.6)
Cash from customers (transferred) received	(466.1)	466.1	—	(267.8)	267.8	—
Cash received from (paid for) receivables purchased	460.4	(460.4)	—	264.4	(264.4)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.1	(0.1)	—

Year to Date September 30, 2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,134.7)	$1,134.7	$—	$(433.4)	$433.4	$—
Gain (loss) on sale of accounts receivable (a)	(14.4)	13.9	(0.5)	(5.5)	4.2	(1.8)
Servicing fees received (paid)	1.9	(1.9)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.4)	(1.3)
Cash from customers (transferred) received	(1,112.7)	1,112.7	—	(332.5)	332.5	—
Cash received from (paid for) receivables purchased	1,098.8	(1,098.8)	—	328.3	(328.3)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  KCP&L pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  These disposal costs are charged to fuel expense.  In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application, and the DOE appealed that decision to the full NRC.  In 2011, the NRC issued an evenly split decision on the appeal and ordered the licensing board to close out its work on the DOE's application due to a lack of funding.  In August 2013, a federal court of appeals ruled that the NRC must resume its review of the DOE's application.  Wolf Creek has an on-site storage facility designed to hold all spent fuel generated at the plant through 2025, and believes it will be able to expand on-site storage as needed past 2025.  Management cannot predict when, or if, an alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30 2013	December 31 2012
Decommissioning Trust	(millions)
Beginning balance January 1	$154.7	$135.3
Contributions	2.5	3.3
Earned income, net of fees	1.9	3.0
Net realized gains	1.6	1.0
Net unrealized gains	12.1	12.1
Ending balance	$172.8	$154.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30 2013				December 31 2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$83.4	$35.1	$(1.0)	$117.5	$80.6	$21.1	$(1.6)	$100.1
Debt securities	49.8	2.8	(0.5)	52.1	46.6	4.9	(0.1)	51.4
Other	3.2	—	—	3.2	3.2	—	—	3.2
Total	$136.4	$37.9	$(1.5)	$172.8	$130.4	$26.0	$(1.7)	$154.7
The weighted-average maturity of debt securities held by the trust at September 30, 2013, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
	(millions)
Realized gains	$0.4	$0.5	$2.3	$1.2
Realized losses	(0.3)	(0.1)	(0.7)	(0.3)
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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2013	2012	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$8.9	$1.1	$0.8
Interest cost	11.8	12.2	1.9	1.9
Expected return on plan assets	(11.8)	(10.7)	(0.5)	(0.4)
Prior service cost	0.5	1.1	1.8	1.8
Recognized net actuarial loss	13.7	11.1	0.5	—
Transition obligation	—	—	—	0.3
Net periodic benefit costs before regulatory adjustment	24.7	22.6	4.8	4.4
Regulatory adjustment	(3.3)	(3.9)	(0.6)	0.3
Net periodic benefit costs	$21.4	$18.7	$4.2	$4.7

	Pension Benefits		Other Benefits
Year to Date September 30	2013	2012	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$31.5	$26.6	$3.3	$2.4
Interest cost	35.4	36.7	5.7	5.8
Expected return on plan assets	(35.4)	(32.1)	(1.5)	(1.3)
Prior service cost	1.5	3.3	5.4	5.4
Recognized net actuarial loss	41.1	33.4	1.4	—
Transition obligation	—	—	0.1	0.8
Net periodic benefit costs before regulatory adjustment	74.1	67.9	14.4	13.1
Regulatory adjustment	(9.7)	(11.6)	(1.7)	1.0
Net periodic benefit costs	$64.4	$56.3	$12.7	$14.1
Year to date September 30, 2013, Great Plains Energy contributed $40.2 million to the pension plans and expects to contribute an additional $17.2 million in 2013 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2013, Great Plains Energy expects to make contributions of $18.7 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.

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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
Great Plains Energy	(millions)
Equity compensation expense	$1.3	$1.2	$3.4	$4.0
Income tax benefit	0.4	0.4	1.1	1.7
KCP&L
Equity compensation expense	$0.9	$0.8	$2.4	$2.9
Income tax benefit	0.3	0.3	0.7	1.3
Performance Shares
Performance share activity is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2013	370,560	$23.05
Granted	226,967	24.17
Earned	(104,453)	23.37
Forfeited	(11,523)	22.82
Performance adjustment	(51,542)	23.37
Ending balance September 30, 2013	430,009	23.52
* weighted-average
At September 30, 2013, the remaining weighted-average contractual term was 1.6 years. The weighted-average grant-date fair value of shares granted was $24.33 and $24.17 for the three months ended and year to date September 30, 2013, respectively. The weighted-average grant-date fair value of shares granted was $18.12 and $19.02 for the three months ended and year to date September 30, 2012, respectively. At September 30, 2013, there was $4.3 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid year to date September 30, 2013, was $2.4 million. There were no performance shares earned and paid year to date September 30, 2012.
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

Restricted Stock
Restricted stock activity is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2013	277,439	$19.03
Granted and issued	75,745	22.46
Vested	(64,405)	17.88
Forfeited	(4,142)	21.44
Ending balance September 30, 2013	284,637	20.14
* weighted-average
At September 30, 2013, the remaining weighted-average contractual term was 1.4 years.  The weighted-average grant-date fair value of shares granted was $22.65 and $22.46 for the three months ended and year to date September 30, 2013, respectively. The weighted-average grant-date fair value of shares granted was $22.18 and $19.73 for the three months ended and year to date September 30, 2012, respectively.  At September 30, 2013, there was $2.6 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.6 million and $1.2 million for the three months ended and year to date September 30, 2013, respectively. The total fair value of shares vested was insignificant and $3.3 million for the three months ended and year to date September 30, 2012, respectively.
7. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
In October 2013, Great Plains Energy entered into an amendment to its $200 million revolving credit facility with a group of banks to extend the term to October 2018 from December 2016.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2013, Great Plains Energy was in compliance with this covenant.  At September 30, 2013, Great Plains Energy had $6.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued letters of credit totaling $1.8 million under the credit facility.  At December 31, 2012, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
In October 2013, KCP&L entered into an amendment to its $600 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to October 2018 from December 2016.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2013, KCP&L was in compliance with this covenant.  At September 30, 2013, KCP&L had $23.7 million of commercial paper outstanding at a weighted-average interest rate of 0.27%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, KCP&L had $361.0 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
In October 2013, GMO entered into an amendment to its $450 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to October 2018 from December 2016. As part of the amendment, Great Plains Energy no longer guarantees GMO's obligations under the credit facility.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility. Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2013, GMO was in compliance with this covenant.  At September 30, 2013, GMO had $29.3 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $14.6 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, GMO had $169.1 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.

8. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2013	2012
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$106.9
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% Series 2007B		—	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.07% Series 2007A and 2007B(c)	2035	146.5	—
2.875% Series 2008	2038	23.4	23.4
Other		—	2.6
Current maturities		—	(0.4)
Unamortized discount		(4.2)	(4.0)
Total KCP&L excluding current maturities		2,312.1	1,901.7
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2014-2021	9.0	10.1
GMO Pollution Control Bonds
0.158% Wamego Series 1996(c)	2026	7.3	7.3
0.158% State Environmental 1993(c)	2028	5.0	5.0
5.85% SJLP Pollution Control		—	5.6
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	—
4.06% Series B	2033	75.0	—
4.74% Series C	2043	150.0	—
GMO Medium Term Notes
7.16% Series	2013	6.0	6.0
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series (7.34% rate)(b)	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
2.75% Series (3.67% rate)(b)		—	250.0
Current maturities		(7.1)	(262.7)
Unamortized discount and premium, net		5.1	5.4
Total Great Plains Energy excluding current maturities		$3,515.8	$2,756.8

(a)	Weighted-average interest rates at September 30, 2013

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

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
GMO Senior Notes
In August 2013, GMO entered into a note purchase agreement and issued the following series of unsecured senior notes:

•	$125.0 million 3.49% Senior Notes, Series A, maturing in 2025;

•	$75.0 million 4.06% Senior Notes, Series B, maturing in 2033; and

•	$150.0 million 4.74% Senior Notes, Series C, maturing in 2043.
Under the terms of the note purchase agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At September 30, 2013, GMO was in compliance with these covenants.
Great Plains Energy Senior Notes
In August 2013, Great Plains Energy repaid its $250.0 million 2.75% Senior Notes at maturity.
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
In September 2011, KCP&L commenced construction of the La Cygne projects and at September 30, 2013, had incurred approximately $344 million of cash capital expenditures, which is included in the approximate $700 million estimate above.
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
SO2 NAAQS
In June 2010, the EPA strengthened the primary National Ambient Air Quality Standard (NAAQS) for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2013, the EPA designated a part of Jackson County, Missouri, which is in the Companies' service territory, as a nonattainment area for the new 1-hour SO2 standard. The Missouri Department of Natural Resources (MDNR) will now develop and submit their plan to the EPA to return the area to attainment of the standard, which may include stricter controls on certain industrial facilities.
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
In September 2013, the EPA proposed new source performance standards for emissions of CO2 for new affected fossil-fuel-fired electric utility generating units.  This action pursuant to the Clean Air Act would, for the first time, set national limits on the amount of CO2 that power plants built in the future can emit.  The proposal would not apply to Great Plains Energy's and KCP&L's existing units including modifications to those units. The EPA withdrew its previous new unit proposal issued in March 2012.
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
At September 30, 2013, and December 31, 2012, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at September 30, 2013, and December 31, 2012, Great Plains Energy had $2.0 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

11. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost.  These costs totaled $32.7 million and $82.3 million, respectively, for the three months ended and year to date September 30, 2013. These costs totaled $23.9 million and $76.8 million, respectively, for the same periods in 2012.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $9.6 million and $19.6 million for the three months ended and year to date September 30, 2013, respectively. KCP&L's net wholesale sales to GMO were $6.3 million and $19.1 million, respectively, for the same periods in 2012.
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

	September 30	December 31
	2013	2012
	(millions)
Net receivable from GMO	$23.6	$26.2
Net receivable from Great Plains Energy	16.8	13.8
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At September 30, 2013, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting agreements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments, as needed, in order to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. KCP&L designates these natural gas hedges as cash flow hedges. The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  At September 30, 2013, KCP&L had no hedges for its projected natural gas usage for retail load and firm MWh sales. KCP&L did not record any ineffectiveness on natural gas hedges for the three months ended and year to date September 30, 2013 and 2012.
Additionally, KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power prices. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.
GMO's risk management policy is to use derivative instruments to mitigate exposure to natural gas price volatility in the market.  At September 30, 2013, GMO had financial contracts in place to hedge approximately 28% and 5% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2014 and 2015, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's Fuel Adjustment Clause (FAC).  A regulatory asset has been recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs incurred will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	September 30		December 31
	2013		2012
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	11.0	(1.2)	17.9	(2.8)
Forward contracts
Non-hedging derivatives	48.8	5.5	65.5	6.5
Option contracts
Non-hedging derivatives	3.2	0.5	—	—
KCP&L
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)

The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$6.0	$1.2

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Derivative instruments	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Derivative instruments	6.5	2.8
Total Derivatives		$6.5	$3.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2012	Classification	Fair Value	Fair Value
Derivatives Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments	$—	$0.2

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2013	(millions)
Derivative assets	$6.0	$(0.1)	$5.9	$—	$—	$5.9
Derivative liabilities	1.2	(1.2)	—	—	—	—
December 31, 2012
Derivative assets	$6.5	$—	$6.5	$—	$—	$6.5
Derivative liabilities	3.0	(3.0)	—	—	—	—

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2012	(millions)
Derivative liabilities	$0.2	$(0.2)	$—	$—	$—	$—

The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended September 30, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(4.6)
Income tax benefit	—	Income tax benefit	1.8
Total	$—	Total	$(2.8)
Year to Date September 30, 2013
Interest rate contracts	$—	Interest charges	$(14.3)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	5.6
Total	$—	Total	$(8.9)
Three Months Ended September 30, 2012
Interest rate contracts	$—	Interest charges	$(5.0)
Commodity contracts	0.1	Fuel	(0.5)
Income tax expense	(0.1)	Income tax benefit	2.1
Total	$—	Total	$(3.4)
Year to Date September 30, 2012
Interest rate contracts	$—	Interest charges	$(15.1)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	6.0
Total	$(0.1)	Total	$(9.6)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)

	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
Three Months Ended September 30, 2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(2.1)
Income tax benefit	—	Income tax benefit	0.7
Total	$—	Total	$(1.4)
Year to Date September 30, 2013
Interest rate contracts	$—	Interest charges	$(6.5)
Commodity contracts	—	Fuel	(0.2)
Income tax benefit	—	Income tax benefit	2.5
Total	$—	Total	$(4.2)
Three Months Ended September 30, 2012
Interest rate contracts	$—	Interest charges	$(2.2)
Commodity contracts	0.1	Fuel	(0.5)
Income tax expense	(0.1)	Income tax benefit	1.0
Total	$—	Total	$(1.7)
Year to Date September 30, 2012
Interest rate contracts	$—	Interest charges	$(6.6)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	2.7
Total	$(0.1)	Total	$(4.4)

The following table summarizes the amount of gain (loss) recognized in a regulatory asset or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from Regulatory Account

	Amount of Gain (Loss) Recognized in Regulatory Asset on Derivatives	Income Statement Classification	Amount
Three Months Ended September 30, 2013	(millions)		(millions)
Commodity contracts	$(0.1)	Fuel	$(0.3)
Total	$(0.1)	Total	$(0.3)
Year to Date September 30, 2013
Commodity contracts	$0.8	Fuel	$(1.5)
Total	$0.8	Total	$(1.5)
Three Months Ended September 30, 2012
Commodity contracts	$0.9	Fuel	$(2.8)
Total	$0.9	Total	$(2.8)
Year to Date September 30, 2012
Commodity contracts	$(1.8)	Fuel	$(5.5)
Total	$(1.8)	Total	$(5.5)
Great Plains Energy's income statement reflects the gain (loss) for the change in fair value of commodity contract derivatives not designated as hedging instruments of an insignificant amount for the three months ended and year to date September 30, 2013, and $0.1 million and $(1.0) million, respectively, for the same periods in 2012. KCP&L's income statement reflects the gain for the change in fair value of commodity contract derivatives not designated as hedging instruments of $0.4 million and $1.0 million, respectively, for the three months ended and year to date September 30, 2013.
The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2013	2012	2013	2012
	(millions)
Current assets	$10.0	$10.6	$10.0	$10.6
Current liabilities	(53.3)	(68.4)	(45.5)	(52.8)
Noncurrent liabilities	—	(0.1)	—	(0.1)
Deferred income taxes	16.8	22.5	13.9	16.5
Total	$(26.5)	$(35.4)	$(21.6)	$(25.8)
Great Plains Energy's accumulated OCI in the table above at September 30, 2013, includes $17.1 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at September 30, 2013, includes $8.7 million that is expected to be reclassified to expenses over the next twelve months.

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
Great Plains Energy and KCP&L record cash and cash equivalents and short-term borrowings on the balance sheet at cost, which approximates fair value due to the short-term nature of these instruments.
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At September 30, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At December 31, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At September 30, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively. At December 31, 2012, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

			Fair Value Measurements Using
Description	September 30 2013	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$117.5	$—	$117.5	$—	$—
Debt securities
U.S. Treasury	20.8	—	20.8	—	—
U.S. Agency	2.4	—	—	2.4	—
State and local obligations	3.2	—	—	3.2	—
Corporate bonds	25.1	—	—	25.1	—
Foreign governments	0.6	—	—	0.6	—
Cash equivalents	5.3	—	—	5.3	—
Other	(2.1)	—	—	(2.1)	—
Total nuclear decommissioning trust	172.8	—	138.3	34.5	—
Total	$172.8	$—	$138.3	$34.5	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$5.9	$(0.1)	$—	$4.4	$1.6
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.7	—	—	18.7	—
Total SERP rabbi trusts	18.8	—	0.1	18.7	—
Total	24.7	(0.1)	0.1	23.1	1.6
Liabilities
Derivative instruments (b)	—	(1.2)	1.2	—	—
Total	$—	$(1.2)	$1.2	$—	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$172.8	$—	$138.3	$34.5	$—
Derivative instruments (b)	5.9	(0.1)	—	4.4	1.6
SERP rabbi trusts (c)	18.8	—	0.1	18.7	—
Total	197.5	(0.1)	138.4	57.6	1.6
Liabilities
Derivative instruments (b)	—	(1.2)	1.2	—	—
Total	$—	$(1.2)	$1.2	$—	$—

			Fair Value Measurements Using
Description	December 31 2012	Netting(d)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$100.1	$—	$100.1	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	26.8	—	—	26.8	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	151.8	—	118.6	33.2	—
Total	151.8	—	118.6	33.2	—
Liabilities
Derivative instruments (b)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (b)	$6.5	$—	$—	$4.2	$2.3
SERP rabbi trusts (c)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	20.2	—	—	20.2	—
Total SERP rabbi trusts	20.3	—	0.1	20.2	—
Total	26.8	—	0.1	24.4	2.3
Liabilities
Derivative instruments (b)	—	(2.8)	2.8	—	—
Total	$—	$(2.8)	$2.8	$—	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$151.8	$—	$118.6	$33.2	$—
Derivative instruments (b)	6.5	—	—	4.2	2.3
SERP rabbi trusts (c)	20.3	—	0.1	20.2	—
Total	178.6	—	118.7	57.6	2.3
Liabilities
Derivative instruments (b)	—	(3.0)	3.0	—	—
Total	$—	$(3.0)	$3.0	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include $2.9 million of cash and cash equivalents at December 31, 2012.

(b)
The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk. Derivative instruments classified as Level 1 represent exchange traded derivative instruments. Derivative instruments classified as Level 2 represent non-exchange traded derivative instruments traded in over-the-counter markets. Derivative instruments classified as Level 3 represent non-exchange traded derivatives traded in over-the-counter markets for which observable market data is not available to corroborate the valuation inputs.

(c)	Fair value is based on quoted market prices and/or valuation models for equity securities and Net Asset Value (NAV) per share for fixed income funds.

(d)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At September 30, 2013, and December 31, 2012, Great Plains Energy netted $1.1 million and $3.0 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at July 1	$1.9	$2.2
Total realized/unrealized gains included in non-operating income	1.0	3.7
Settlements	(1.3)	(3.5)
Balance at September 30	$1.6	$2.4
Total unrealized gains (losses) included in non-operating income relating to assets
still on the consolidated balance sheet at September 30	$(0.3)	$0.3

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at January 1	$2.3	$3.1
Total realized/unrealized gains included in non-operating income	5.3	4.8
Settlements	(6.0)	(5.5)
Balance at September 30	$1.6	$2.4
Total unrealized losses included in non-operating income relating to assets
still on the consolidated balance sheet at September 30	$(0.4)	$(0.4)

14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Beginning balance January 1, 2013	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	8.9	0.3	9.2
Net current period other comprehensive income	8.9	0.3	9.2
Ending balance September 30, 2013	$(26.5)	$(2.7)	$(29.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Beginning balance January 1, 2013	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	4.2
Net current period other comprehensive income	4.2
Ending balance September 30, 2013	$(21.6)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended September 30, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.6)	Interest charges
	(4.6)	Income before income tax expense and loss from equity investments
	1.8	Income tax benefit
	$(2.8)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.1)	Utility operating and maintenance expenses
	(0.1)	Income before income tax expense and loss from equity investments
	—	Income tax benefit
	(0.1)	Net income

Total reclassifications, net of tax	$(2.9)	Net income
Year to Date September 30, 2013
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(14.3)	Interest charges
Commodity contracts	(0.2)	Fuel
	(14.5)	Income before income tax expense and loss from equity investments
	5.6	Income tax benefit
	$(8.9)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.4)	Utility operating and maintenance expenses
	(0.4)	Income before income tax expense and loss from equity investments
	0.1	Income tax benefit
	(0.3)	Net income

Total reclassifications, net of tax	$(9.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
Three Months Ended September 30, 2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.1)	Interest charges
	(2.1)	Income before income tax expense
	0.7	Income tax benefit
Total reclassifications, net of tax	$(1.4)	Net income
Year to Date September 30, 2013
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.5)	Interest charges
Commodity contracts	(0.2)	Fuel
	(6.7)	Income before income tax expense
	2.5	Income tax benefit
Total reclassifications, net of tax	$(4.2)	Net income

15. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2013	2012	2013	2012
Current income taxes	(millions)
Federal	$1.0	$(1.4)	$1.0	$(4.7)
State	(0.4)	(0.3)	(0.3)	—
Total	0.6	(1.7)	0.7	(4.7)
Deferred income taxes
Federal	67.9	75.1	105.4	97.6
State	13.3	13.9	21.3	18.2
Total	81.2	89.0	126.7	115.8
Noncurrent income taxes
Federal	—	—	—	(0.2)
State	—	—	(0.2)	—
Foreign	0.1	(4.1)	(0.2)	(4.2)
Total	0.1	(4.1)	(0.4)	(4.4)
Investment tax credit
Deferral	0.3	—	0.3	—
Amortization	(0.4)	(0.6)	(1.3)	(1.8)
Total	(0.1)	(0.6)	(1.0)	(1.8)
Income tax expense	$81.8	$82.6	$126.0	$104.9

	Three Months Ended September 30		Year to Date September 30
KCP&L	2013	2012	2013	2012
Current income taxes	(millions)
Federal	$(0.6)	$22.9	$(1.2)	$23.1
State	(0.4)	4.1	(0.5)	4.2
Total	(1.0)	27.0	(1.7)	27.3
Deferred income taxes
Federal	55.0	22.7	75.6	38.8
State	10.9	4.5	15.9	8.6
Total	65.9	27.2	91.5	47.4
Noncurrent income taxes
Federal	(10.1)	1.0	(9.0)	1.1
State	(1.7)	0.2	(1.5)	0.2
Total	(11.8)	1.2	(10.5)	1.3
Investment tax credit
Deferral	0.3	—	0.3	—
Amortization	(0.3)	(0.5)	(0.8)	(1.4)
Total	—	(0.5)	(0.5)	(1.4)
Income tax expense	$53.1	$54.9	$78.8	$74.6
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.5)	0.5	(0.2)	1.1
Amortization of investment tax credits	(0.2)	(0.3)	(0.4)	(0.6)
Federal income tax credits	(1.6)	(1.0)	(2.8)	(2.8)
State income taxes	3.7	3.8	3.8	3.9
Changes in uncertain tax positions, net	0.1	(1.8)	(0.1)	(1.4)
Other	(0.1)	(0.1)	(0.2)	(0.3)
Effective income tax rate	36.4%	36.1%	35.1%	34.9%

	Three Months Ended September 30		Year to Date September 30
KCP&L	2013	2012	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.9)	0.7	(0.6)	1.3
Amortization of investment tax credits	(0.2)	(0.3)	(0.3)	(0.6)
Federal income tax credits	(2.2)	(1.5)	(4.2)	(4.0)
State income taxes	3.8	3.9	3.8	4.0
Changes in uncertain tax positions, net	0.1	—	—	—
Other	(0.1)	—	(0.2)	(0.3)
Effective income tax rate	35.5%	37.8%	33.5%	35.4%

Uncertain Tax Positions
At September 30, 2013, and December 31, 2012, Great Plains Energy had $10.2 million and $21.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $6.8 million and $7.3 million at September 30, 2013, and December 31, 2012, respectively, were expected to impact the effective tax rate if recognized.  The $11.2 million decrease in unrecognized tax benefits is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.
At September 30, 2013, and December 31, 2012, KCP&L had none and $10.5 million, respectively, of liabilities related to unrecognized tax benefits. None of these amounts were expected to impact the effective tax rate if recognized.  The $10.5 million decrease in unrecognized tax benefits is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.
The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy		KCP&L
	September 30 2013	December 31 2012	September 30 2013	December 31 2012
	(millions)
Beginning balance January 1	$21.4	$24.0	$10.5	$8.7
Additions for current year tax positions	—	3.7	—	3.6
Reductions for current year tax positions	(0.3)	—	—	—
Reductions for prior year tax positions	(10.5)	(1.8)	(10.5)	(1.6)
Statute expirations	(0.2)	(4.7)	—	(0.2)
Foreign currency translation adjustments	(0.2)	0.2	—	—
Ending balance	$10.2	$21.4	$—	$10.5
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At September 30, 2013, and December 31, 2012, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.3 million and $3.5 million, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million and $0.7 million at September 30, 2013, and December 31, 2012, respectively. At September 30, 2013, and December 31, 2012, amounts accrued for interest and penalties with respect to unrecognized tax benefits for KCP&L were insignificant.
The Internal Revenue Service (IRS) is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year. The Company estimates that it is reasonably possible that $7.2 million of other unrecognized tax benefits for Great Plains Energy may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.
Tangible Property Regulations
In September 2013, the IRS released final regulations regarding amounts paid to acquire, produce or improve tangible property. In addition, proposed regulations were issued regarding the treatment of retirements of depreciable property and general asset accounts. The final regulations are effective for tax years beginning on or after January 1, 2014, for all taxpayers that acquire, produce or improve tangible property. The new regulations are not expected to have a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$765.0	$—	$—	$765.0
Depreciation and amortization	(73.3)	—	—	(73.3)
Interest charges	(46.7)	(13.6)	11.4	(48.9)
Income tax (expense) benefit	(83.6)	1.8	—	(81.8)
Net income (loss) attributable to Great Plains Energy	145.4	(2.3)	—	143.1

Year to Date September 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,907.5	$—	$—	$1,907.5
Depreciation and amortization	(216.1)	—	—	(216.1)
Interest charges	(141.9)	(42.7)	36.6	(148.0)
Income tax (expense) benefit	(130.1)	4.1	—	(126.0)
Net income (loss) attributable to Great Plains Energy	238.5	(5.8)	—	232.7

Three Months Ended September 30, 2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$746.2	$—	$—	$746.2
Depreciation and amortization	(68.9)	—	—	(68.9)
Interest charges	(48.4)	(12.3)	12.6	(48.1)
Income tax (expense) benefit	(86.5)	3.9	—	(82.6)
Net income attributable to Great Plains Energy	141.9	4.3	—	146.2

Year to Date September 30, 2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,829.5	$—	$—	$1,829.5
Depreciation and amortization	(204.2)	—	—	(204.2)
Interest charges	(149.5)	(52.5)	31.2	(170.8)
Income tax (expense) benefit	(120.6)	15.7	—	(104.9)
Net income (loss) attributable to Great Plains Energy	210.2	(15.0)	—	195.2

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2013	(millions)
Assets	$10,193.9	$87.8	$(412.5)	$9,869.2
Capital expenditures(a)	486.2	—	—	486.2
December 31, 2012
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures(a)	610.2	—	—	610.2
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
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the Office of Public Counsel (OPC) filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On September 10, 2013, the Court of Appeals granted the Writ of Mandamus. On October 9, 2013, the MPSC issued an order vacating its January 23, 2013, order approving the expedited tariffs, effective November 8, 2013.
The MECG also appealed the January 23, 2013, order in February 2013. The Court of Appeals has not yet issued its decision on the MECG appeal.
The rates established by the January 9, 2013, MPSC order are effective unless and until modified by the MPSC or stayed by a court.
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
On January 23, 2013, the MPSC issued an order granting expedited treatment and approving compliance tariffs implementing rates reflecting the increase in annual revenues authorized in the January 9, 2013, order. On February 6, 2013, the OPC filed a Writ of Mandamus asking the Court of Appeals to direct the MPSC to vacate and rescind its January 23, 2013, order approving the tariffs because the order did not provide the OPC with a reasonable amount of time to review and/or file a motion for rehearing on the tariffs. On September 10, 2013, the Court of Appeals granted the Writ of Mandamus. On October 9, 2013, the MPSC issued an order vacating its January 23, 2013, order approving the expedited tariffs, effective November 8, 2013.
The MECG also appealed the January 23, 2013, order in February 2013. The Court of Appeals has not yet issued its decision on the appeals.
The rates established by the January 9, 2013, MPSC order are effective unless and until modified by the MPSC or stayed by a court.

18. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2013. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
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
Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and L&P divisions, and GMO Receivables Company.  Electric utility has over 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 831,300 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2013, decreased to $142.7 million or $0.93 per share from $145.8 million or $0.95 per share for the same period in 2012 driven by:

•	a $15.3 million increase in gross margin driven by new retail rates and an increase in weather-normalized retail demand, partially offset by unfavorable weather;

•	a $2.9 million increase in Wolf Creek operating and maintenance expenses;

•
a $6.3 million increase included in operating and maintenance expenses from certain regulatory items including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA), and solar rebates provided to customers, all of which are included in retail rates;

•	a $2.6 million increase in general taxes driven by increased property taxes; and

•	the three months ended September 30, 2012, included $4.5 million of income tax benefits related to the release of uncertain tax positions.
Great Plains Energy's earnings available for common shareholders year to date September 30, 2013, increased to $231.5 million or $1.51 per share from $194.0 million or $1.34 per share for the same period in 2012 driven by:

•
a $48.2 million increase in gross margin driven by new retail rates, an increase in weather-normalized retail demand and the impact from an unplanned outage at Wolf Creek in the first quarter of 2012, partially offset by unfavorable weather and increased purchased power and transmission of electricity by others expense;

•	a $7.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012;

•
a $17.3 million increase included in operating and maintenance expenses from certain regulatory items including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under MEEIA, and solar rebates provided to customers, all of which are included in retail rates;

•	a $9.1 million increase in general taxes driven by increased property taxes;

•
a $22.8 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units and an increase in the debt component of AFUDC at KCP&L, partially offset by increased interest expense due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013; and

•	a $21.1 million increase in income tax expense driven primarily by increased pre-tax income and $4.5 million of income tax benefits related to the release of uncertain tax positions in 2012.
In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.08.
Gross margin is a financial measure that is not calculated in accordance with GAAP. See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.
For additional information regarding the change in earnings, refer to Great Plains Energy Results of Operations and Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on February 4, 2013, and the unit returned to service on April 15, 2013. A mid-cycle maintenance outage is planned for the first quarter of 2014 with the next refueling outage planned to begin in the first quarter of 2015.
Transmission Investment Opportunities
KCP&L and GMO jointly have a Southwest Power Pool, Inc. (SPP)-approved regional transmission project for an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation with estimated construction costs of $65 million and an expected 2015 in-service date (Iatan-Nashua line).  GMO has an SPP-approved regional transmission project for the Missouri portion of an approximately 180-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with an expected 2017 in-service date (Sibley-Nebraska City line). In June 2013, the final route for the Sibley-Nebraska City line was determined and the previous cost estimate of $380 million for GMO's portion of the line is currently being reevaluated.
In August 2012, Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource Energy, LLC (Transource), filed a request with FERC seeking incentive rate treatment and acceptance of a formula transmission rate to recover the cost of current and future projects. In October 2012, FERC issued an order approving certain incentive rate treatments and conditionally accepting the formula transmission rate for Transource Missouri, subject to the outcome of an administrative hearing or settlement. In February 2013, Transource Missouri and another party to the case filed a settlement with FERC for the formula transmission rate. FERC approved the settlement in May 2013. Transource Missouri's base return on equity for the formula transmission rate approved by FERC is 9.8%. Including certain incentives approved by FERC, the weighted-average return on equity specifically for the Iatan-Nashua and Sibley-Nebraska City lines discussed above is approximately 11.1%.
In August 2012, KCP&L and GMO filed a request with the MPSC to authorize the transfer at cost of certain transmission property related to the two SPP-approved regional transmission projects to Transource Missouri. In August 2012, Transource Missouri filed a request with the MPSC seeking a Certificate of Convenience and Necessity (CCN) to construct, finance, own, operate and maintain the projects. In April 2013, KCP&L, GMO, Transource Missouri, MPSC staff and another party to the cases filed a non-unanimous stipulation and agreement with the MPSC requesting that the MPSC approve the KCP&L, GMO and Transource Missouri requests filed in August 2012, subject to certain conditions. The MPSC approved the stipulation and agreement in August 2013.
KCP&L and GMO received approval from the SPP to novate the projects to Transource Missouri in October 2013 and SPP has submitted its approval of the novation to FERC for final approval. Great Plains Energy expects that final FERC approval of the novation will be obtained so that the projects can be transferred in the first quarter of 2014.
ENVIRONMENTAL MATTERS
See Note 9 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 11 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
	(millions)
Operating revenues	$765.0	$746.2	$1,907.5	$1,829.5
Fuel	(156.6)	(164.7)	(410.0)	(422.1)
Purchased power	(25.7)	(17.9)	(99.4)	(69.5)
Transmission of electricity by others	(13.6)	(9.8)	(37.9)	(25.9)
Gross margin (a)	569.1	553.8	1,360.2	1,312.0
Other operating expenses	(224.1)	(207.9)	(642.7)	(631.8)
Depreciation and amortization	(73.3)	(68.9)	(216.1)	(204.2)
Operating income	271.7	277.0	501.4	476.0
Non-operating income and expenses	2.3	0.2	5.7	(4.9)
Interest charges	(48.9)	(48.1)	(148.0)	(170.8)
Income tax expense	(81.8)	(82.6)	(126.0)	(104.9)
Loss from equity investments	(0.2)	(0.1)	(0.4)	(0.2)
Net income	143.1	146.4	232.7	195.2
Less: Net income attributable to noncontrolling interest	—	(0.2)	—	—
Net income attributable to Great Plains Energy	143.1	146.2	232.7	195.2
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$142.7	$145.8	$231.5	$194.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Three Months Ended September 30, 2013, Compared to September 30, 2012
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2013, decreased to $142.7 million or $0.93 per share from $145.8 million or $0.95 per share for the same period in 2012.
Electric utility's net income increased $3.5 million for the three months ended September 30, 2013, compared to the same period in 2012 primarily due to:

•	a $15.3 million increase in gross margin driven by:

•	an estimated $38 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	and estimated $20 million increase driven by an increase in weather-normalized retail demand; and

•	an estimated $44 million decrease due to unfavorable weather driven by an 18% decrease in cooling degree days;

•	a $2.9 million increase in Wolf Creek operating and maintenance expenses;

•
a $6.3 million increase included in operating and maintenance expenses from certain regulatory items including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under MEEIA, and solar rebates provided to customers, all of which are included in retail rates; and

•	a $2.6 million increase in general taxes driven by increased property taxes.

Great Plains Energy's corporate and other activities had a loss of $2.7 million for the three months ended September 30, 2013, compared to earnings of $3.9 million for the same period in 2012 primarily due to $4.5 million of income tax benefits in 2012 from the release of uncertain tax positions related to former GMO non-regulated operations.
Year to Date September 30, 2013, Compared to September 30, 2012
Great Plains Energy's earnings available for common shareholders year to date September 30, 2013, increased to $231.5 million or $1.51 per share from $194.0 million or $1.34 per share for the same period in 2012.
Electric utility's net income increased $28.3 million year to date September 30, 2013, compared to the same period in 2012 driven by:

•	a $48.2 million increase in gross margin driven by:

•	an estimated $96 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $24 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $56 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•	an estimated $20 million decrease primarily due to increased purchased power and transmission of electricity by others expense;

•	a $7.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012;

•
a $17.3 million increase included in operating and maintenance expenses from certain regulatory items including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under MEEIA, and solar rebates provided to customers, all of which are included in retail rates;

•	a $9.1 million increase in general taxes driven by increased property taxes;

•	a $7.6 million decrease in interest expense primarily due to:

•	a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012;

•	a $4.1 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station;

•	a $5.1 million increase due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013; and

•	a $5.5 million increase relating to intercompany loans from Great Plains Energy to GMO; and

•	a $9.5 million increase in income tax expense driven by increased pre-tax income.

Great Plains Energy's corporate and other activities loss decreased $9.2 million year to date September 30, 2013, compared to the same period in 2012 driven by:

•	a $6.0 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units;

•	a $3.3 million increase in after-tax intercompany interest income relating to intercompany loans from Great Plains Energy to GMO; and

•	year to date September 30, 2012, included:

•	a $1.8 million after-tax loss on the sale of real estate property; and

•	$4.5 million of income tax benefits from the release of uncertain tax positions related to former GMO non-regulated operations.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2013	2012	2013	2012
	(millions)
Operating revenues	$765.0	$746.2	$1,907.5	$1,829.5
Fuel	(156.6)	(164.7)	(410.0)	(422.1)
Purchased power	(25.7)	(17.9)	(99.4)	(69.5)
Transmission of electricity by others	(13.6)	(9.8)	(37.9)	(25.9)
Gross margin (a)	569.1	553.8	1,360.2	1,312.0
Other operating expenses	(223.5)	(207.6)	(640.7)	(623.8)
Depreciation and amortization	(73.3)	(68.9)	(216.1)	(204.2)
Operating income	272.3	277.3	503.4	484.0
Non-operating income and expenses	3.4	(0.5)	7.1	(3.7)
Interest charges	(46.7)	(48.4)	(141.9)	(149.5)
Income tax expense	(83.6)	(86.5)	(130.1)	(120.6)
Net income	$145.4	$141.9	$238.5	$210.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$347.8	$358.5	(3)%	2,737	2,999	(9)%
Commercial	286.2	272.8	5%	2,905	2,934	(1)%
Industrial	61.8	54.9	12%	813	791	3%
Other retail revenues	5.0	4.9	4%	28	29	(2)%
Kansas property tax surcharge	(0.2)	1.7	N/M	N/A	N/A	N/A
Fuel recovery mechanism	5.3	10.5	(50)%	N/A	N/A	N/A
Total retail	705.9	703.3	—%	6,483	6,753	(4)%
Wholesale revenues	48.1	31.8	51%	1,829	1,429	28%
Other revenues	11.0	11.1	(2)%	N/A	N/A	N/A
Operating revenues	765.0	746.2	3%	8,312	8,182	2%
Fuel	(156.6)	(164.7)	(5)%
Purchased power	(25.7)	(17.9)	44%
Transmission of electricity by others	(13.6)	(9.8)	40%
Gross margin (a)	$569.1	$553.8	3%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$802.4	$785.3	2%	6,959	7,115	(2)%
Commercial	747.9	704.1	6%	8,095	8,187	(1)%
Industrial	164.8	153.1	8%	2,331	2,401	(3)%
Other retail revenues	15.5	14.8	5%	88	89	(1)%
Kansas property tax surcharge	(0.2)	4.6	N/M	N/A	N/A	N/A
Fuel recovery mechanism	19.4	20.7	(7)%	N/A	N/A	N/A
Total retail	1,749.8	1,682.6	4%	17,473	17,792	(2)%
Wholesale revenues	121.1	114.0	6%	4,460	4,708	(5)%
Other revenues	36.6	32.9	11%	N/A	N/A	N/A
Operating revenues	1,907.5	1,829.5	4%	21,933	22,500	(3)%
Fuel	(410.0)	(422.1)	(3)%
Purchased power	(99.4)	(69.5)	43%
Transmission of electricity by others	(37.9)	(25.9)	46%
Gross margin (a)	$1,360.2	$1,312.0	4%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric utility's gross margin increased $15.3 million for the three months ended September 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $38 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	and estimated $20 million increase driven by an increase in weather-normalized retail demand; and

•	an estimated $44 million decrease due to unfavorable weather driven by an 18% decrease in cooling degree days.
Electric utility's gross margin increased $48.2 million year to date September 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $96 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $24 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $56 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•
an estimated $20 million decrease primarily due to increased purchased power and transmission of electricity by others expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission of electricity by others increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $15.9 million for the three months ended September 30, 2013, compared to the same period in 2012 primarily due to:

•	a $2.9 million increase in Wolf Creek operating and maintenance expenses;

•	a $2.8 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	$2.7 million relating to costs for energy efficiency and demand side management programs under MEEIA;

•	$0.8 million of regulatory asset amortization in 2013 for solar rebates provided to customers; and

•	a $2.6 million increase in general taxes driven by increased property taxes.
Electric utility's other operating expenses increased $16.9 million year to date September 30, 2013, compared to the same period in 2012 primarily due to:

•	a $6.5 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	$5.6 million relating to costs for energy efficiency and demand side management programs under MEEIA;

•
a $5.2 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $3.0 million in the first quarter of 2012 and $2.2 million of regulatory asset amortization in 2013; and

•	a $9.1 million increase in general taxes driven by increased property taxes.
These increases were partially offset by a $7.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $4.4 million and $11.9 million for the three months ended and year to date September 30, 2013, respectively, compared to the same periods in 2012 driven by higher depreciation rates for KCP&L as well as increased depreciation expense for other capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses increased $3.9 million and $10.8 million for the three months ended and year to date September 30, 2013, respectively, compared to the same periods in 2012 primarily due to an increase in the equity component of AFUDC at KCP&L.
Electric Utility Interest Charges
Electric utility's interest charges decreased $7.6 million year to date September 30, 2013, compared to the same period in 2012 primarily due to a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012 and a $4.1 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station. These decreases were partially offset by a $5.1 million increase due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013 and a $5.5 million increase relating to intercompany loans from Great Plains Energy to GMO.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $9.5 million year to date September 30, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2013, compared to December 31, 2012)

•	Great Plains Energy's receivables, net increased $44.6 million primarily due to seasonal increases in customer accounts receivable along with new retail rates that became effective in January 2013.

•
Great Plains Energy's deferred income taxes - current assets decreased $37.6 million primarily due to the reclassification to deferred income taxes - deferred credits and other liabilities of $33.1 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization.

•	Great Plains Energy's construction work in progress increased $100.2 million primarily due to environmental upgrades at KCP&L's La Cygne Station.

•
Great Plains Energy's commercial paper decreased $477.1 million due to repayment with proceeds from KCP&L's issuance of $300.0 million of 3.15% Senior Notes, the remarketing of $112.8 million of EIRR bonds previously held by KCP&L and a portion of the proceeds from GMO's issuance of $350.0 million of senior notes under a note purchase agreement.

•
Great Plains Energy's current maturities of long-term debt decreased $256.0 million primarily due to the repayment of Great Plains Energy's $250.0 million 2.75% Senior Notes at maturity in August 2013.

•	Great Plains Energy's accounts payable decreased $130.8 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $79.2 million primarily due to the timing of property tax payments.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $94.4 million primarily due to an increase in temporary differences mostly as a result of bonus depreciation, partially offset by the reclassification from deferred income taxes - current assets of $33.1 million of deferred tax assets relating to net operating losses driven by the expected timing of their utilization.

•
Great Plains Energy's long-term debt increased $759.0 million primarily due to the issuance, at a discount, of KCP&L's $300.0 million of 3.15% Senior Notes in March 2013, the remarketing in April 2013 of $112.8 million of EIRR bonds previously held by KCP&L, and GMO's issuance of $350.0 million of senior notes under a note purchase agreement in August 2013.

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
Great Plains Energy's liquid resources at September 30, 2013, consisted of $10.9 million of cash and cash equivalents on hand and $1.17 billion of unused bank lines of credit.  The unused lines consisted of $192.2 million from Great Plains Energy's revolving credit facility, $572.5 million from KCP&L's credit facilities and $406.1 million from GMO's credit facilities.  See Note 7 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $96.9 million increase in cash flows from operating activities for Great Plains Energy year to date September 30, 2013, compared to the same period in 2012 is primarily due to a $37.5 million increase in net income along with other changes in working capital that are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $76.7 million year to date September 30, 2013, compared to the same period in 2012 primarily due to an increase in cash utility capital expenditures at the Wolf Creek nuclear unit for a back-up diesel generator and pipe replacement for the essential service water system, environmental upgrades at KCP&L's La Cygne Station and construction of the SPP-approved regional transmission line from the Iatan generating station to KCP&L's Nashua substation, in addition to normal plant activity.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date September 30, 2013, reflect KCP&L's issuance, at a discount, of $300.0 million of 3.15% Senior Notes that mature in 2023 and the remarketing of $112.8 million of EIRR bonds previously held by KCP&L, with the proceeds used to repay short-term borrowings. In August 2013, GMO issued $350.0 million of senior notes under a note purchase agreement and used the proceeds to repay a $248.7 million intercompany loan from Great Plains Energy and repay short-term borrowings. Great Plains Energy used the proceeds from GMO to repay its $250.0 million 2.75% Senior Notes that matured in August 2013.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO. GMO used the proceeds from the intercompany loan along with increased short-term borrowings to repay its $500.0 million 11.875% Senior Notes at maturity in July 2012. Great Plains Energy's cash flows from financing activities year to date September 30, 2012, also reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013.  At September 30, 2013, KCP&L had utilized all of this authorization.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At September 30, 2013, there was $976.3 million available under this authorization.
In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2013, there was $720.7 million available under this authorization.
In November 2011, FERC authorized GMO to issue up to a total of $850.0 million of long-term debt through December 2013.  At September 30, 2013, there was $212.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2013, GMO had outstanding payables under the money pool of $2.7 million to Great Plains Energy.
Debt Agreements
See Note 7 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
The Company maintains defined benefit plans for substantially all active and inactive employees of KCP&L, GMO and WCNOC and incurs significant costs in providing the plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA. Year to date September 30, 2013, the Company contributed $40.2 million to the pension plans and expects to contribute an additional $17.2 million in 2013 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date September 30
	2013	2012
	(millions)
Operating revenues	$1,299.5	$1,244.1
Fuel	(292.0)	(297.8)
Purchased power	(48.6)	(23.7)
Transmission of electricity by others	(25.9)	(17.4)
Gross margin (a)	933.0	905.2
Other operating expenses	(463.1)	(457.3)
Depreciation and amortization	(147.4)	(138.6)
Operating income	322.5	309.3
Non-operating income and expenses	7.6	(2.4)
Interest charges	(94.5)	(96.1)
Income tax expense	(78.8)	(74.6)
Net income	$156.8	$136.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2013	2012	Change	2013	2012	Change
Retail revenues	(millions)			(thousands)
Residential	$498.8	$485.7	3%	4,224	4,363	(3)%
Commercial	538.5	503.4	7%	5,664	5,753	(2)%
Industrial	98.1	90.6	8%	1,328	1,385	(4)%
Other retail revenues	9.8	9.4	4%	65	66	(1)%
Kansas property tax surcharge	(0.2)	4.6	N/M	N/A	N/A	N/A
Fuel recovery mechanism	7.4	9.4	(22)%	N/A	N/A	N/A
Total retail	1,152.4	1,103.1	4%	11,281	11,567	(2)%
Wholesale revenues	134.2	126.9	6%	4,850	5,156	(6)%
Other revenues	12.9	14.1	(8)%	N/A	N/A	N/A
Operating revenues	1,299.5	1,244.1	4%	16,131	16,723	(4)%
Fuel	(292.0)	(297.8)	(2)%
Purchased power	(48.6)	(23.7)	N/M
Transmission of electricity by others	(25.9)	(17.4)	49%
Gross margin (a)	$933.0	$905.2	3%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $27.8 million year to date September 30, 2013, compared to the same period in 2012 primarily due to:

•	an estimated $75 million increase from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $15 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•	an estimated $39 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first quarter of 2013; and

•
an estimated $27 million decrease primarily due to increased purchased power and transmission of electricity by others expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission of electricity by others increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $5.8 million year to date September 30, 2013, compared to the same period in 2012 primarily due to:

•	a $4.8 million increase in pension expense corresponding to the resetting of pensions expense trackers with the effective date of new retail rates;

•
a $2.4 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $1.6 million in the first quarter of 2012 and $0.8 million of regulatory asset amortization in 2013; and

•	a $4.8 million increase in general taxes driven by increased property taxes.
These increases were partially offset by a $7.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $8.8 million year to date September 30, 2013, compared to the same period in 2012 driven by higher depreciation rates as well as increased depreciation expense for other capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses increased $10.0 million year to date September 30, 2013, compared to the same period in 2012 primarily due to an increase in the equity component of AFUDC.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $4.2 million year to date September 30, 2013, compared to the same period in 2012 primarily due to increased pre-tax income.
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

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2013, was $16.5 million.
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
Changes in Internal Control Over Financial Reporting
During the quarterly period ended September 30, 2013, Great Plains Energy implemented a significant upgrade of financial reporting applications. The system upgrade and related changes to processes have changed Great Plains Energy's internal control over financial reporting while providing the ability to increase standard functionality.  Great Plains Energy has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal year 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
Other than the system upgrade discussed above, there has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
During the quarterly period ended September 30, 2013, KCP&L implemented a significant upgrade of financial reporting applications. The system upgrade and related changes to processes have changed KCP&L's internal control over financial reporting while providing the ability to increase standard functionality.  KCP&L has taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during fiscal year 2013 and will continue to evaluate the operating effectiveness of related key controls during subsequent periods.
Other than the system upgrade discussed above, there has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	315	(1)	$23.00	—	N/A
August 1 - 31	17,131	(1)(2)	22.73	—	N/A
September 1 - 30	24	(1)	23.01	—	N/A
Total	17,470		$22.73	—	N/A

(1)	Represents common shares surrendered to the Company related to the forfeiture of restricted common shares.

(2)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1
Second Amendment to Credit Agreement, dated as of October 17, 2013, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.
Great Plains Energy

10.2
Second Amendment to Credit Agreement, dated as of October 17, 2013, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.
Great Plains Energy KCP&L

10.3
Second Amendment to Credit Agreement, dated as of October 17, 2013, among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.
Great Plains Energy

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 7, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 7, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 7, 2013	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 7, 2013	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)