Form 10-K
period 2013-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2014-02-26
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2013) was approximately $3,463,459,186. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 25, 2014, Great Plains Energy Incorporated had 153,883,693 shares of common stock outstanding.
On February 25, 2014, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2014 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's ability to successfully manage transmission joint venture; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part I Item 1A Risk Factors included in this report should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Abbreviation or Acronym	Definition

MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., a Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I
ITEM 1. BUSINESS
General
Great Plains Energy Incorporated and Kansas City Power & Light Company are separate registrants filing this combined annual report on Form 10-K. The terms "Great Plains Energy," "Company," "KCP&L" and "Companies" are used throughout this report. "Great Plains Energy" and the "Company" refer to Great Plains Energy Incorporated and its consolidated subsidiaries, unless otherwise indicated. "KCP&L" refers to Kansas City Power & Light Company and its consolidated subsidiaries. "Companies" refers to Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries.
Information in other Items of this report as to which reference is made in this Item 1 is hereby incorporated by reference in this Item 1. The use of terms such as "see" or "refer to" shall be deemed to incorporate into this Item 1 the information to which such reference is made.
GREAT PLAINS ENERGY INCORPORATED
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

•
GMO is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri. GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area. GMO has two active wholly owned subsidiaries, GMO Receivables Company and MPS Merchant Services, Inc. (MPS Merchant).  MPS Merchant has certain long-term natural gas contracts remaining from its former non-regulated trading operations.

•
GPE Transmission Holding Company, LLC (GPETHC) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC (AEPTHC), a subsidiary of American Electric Power Company, Inc. Transource is focused on the development of competitive electric transmission projects.

Great Plains Energy's sole reportable business segment is electric utility. For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 23 to the consolidated financial statements. Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
The electric utility segment consists of KCP&L, a regulated utility, GMO's regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions and GMO Receivables Company. Electric utility serves approximately 830,800 customers located in western Missouri and eastern Kansas. Customers include approximately 730,800 residences, 97,400 commercial firms and 2,600 industrials, municipalities and other electric utilities. Electric utility's retail revenues averaged approximately 91% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility's revenues. Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric utility's net income accounted for approximately 103%, 108% and 115% of Great Plains Energy's net income in 2013, 2012 and 2011, respectively.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC) and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L and GMO are also subject to regulation by The Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters, the Southwest Power Pool, Inc. (SPP) and the North American Electric Reliability Corporation (NERC). KCP&L has a 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
Missouri and Kansas jurisdictional retail revenues averaged approximately 71% and 29%, respectively, of electric utility's total retail revenues over the last three years. See Item 7 MD&A, Critical Accounting Policies section, and Note 5 to the consolidated financial statements for additional information concerning regulatory matters.
Competition
Missouri and Kansas continue on the fully integrated retail utility model. As a result, electric utility does not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to retail electric utility customers. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, electric utility may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.
Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory. In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally utilities in its region, on the basis of availability and price. Electric utility's wholesale revenues averaged approximately 7% of its total revenues over the last three years.
Power Supply
Electric utility has approximately 6,600 MWs of generating capacity. The projected peak summer demand for 2014 is approximately 5,600 MWs. Electric utility expects to meet its projected capacity requirements for the foreseeable future with its generation assets, power and capacity purchases or new capacity additions.
KCP&L and GMO are members of the SPP. The SPP is a Regional Transmission Organization (RTO) mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity. As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12% of their projected peak summer demand. This net positive supply of capacity and energy is maintained through their generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.
In March 2014, the SPP is scheduled to launch its Integrated Marketplace. Similar to other RTO or Independent System Operator (ISO) markets currently operating, this marketplace will determine which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. It will also provide participants with greater access to reserve electricity, improve regional balancing of supply and demand, and facilitate the integration of renewable resources. KCP&L and GMO expect the Integrated Marketplace to potentially change the way their plants are dispatched. In the event that KCP&L's and GMO's generating units are not among the lowest cost generating units operating within the market, KCP&L and GMO could experience decreased levels of wholesale electricity sales once the Integrated Marketplace begins operations.

Fuel
The principal fuel sources for electric utility's electric generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 97% of 2014 generation will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2013 and estimated 2014 fuel mix and delivered cost in cents per net kWh generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2014	2013	2014	2013
Coal	82%	85%	2.02	2.14
Nuclear	15	12	0.77	0.79
Natural gas and oil	1	1	9.89	9.41
Wind	2	2	—	—
Total Generation	100%	100%	1.89	1.99
(a) Fuel mix based on percent of net MWhs generated.
GMO's retail rates and KCP&L's retail rates in Kansas contain certain fuel recovery mechanisms. KCP&L's Missouri retail rates do not contain a fuel recovery mechanism. To the extent the price of fuel or purchased power increases significantly, or if electric utility's lower cost units do not meet anticipated availability levels, Great Plains Energy's net income may be adversely affected unless and until the increased cost could be reflected in KCP&L's Missouri retail rates.
Coal
During 2014, electric utility's generating units, including jointly owned units, are projected to burn approximately 16 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 75% of the projected coal requirements for 2014, approximately 40% for 2015 and approximately 20% for 2016. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases. KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2014 and beyond.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2014 through 2018. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through September 2016 and approximately 70% after that date through March 2021. The owners also have under contract all of the uranium enrichment and fabrication required to operate Wolf Creek through March 2027 and September 2025, respectively.
See Note 4 to the consolidated financial statements for additional information regarding nuclear plant.

Natural Gas
At December 31, 2013, GMO had hedged approximately 40% and 6% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2014 and 2015, respectively.
Purchased Capacity and Power
KCP&L and GMO have distinct rate and dispatching areas. As a result, KCP&L and GMO do not joint-dispatch their respective generation. KCP&L purchases power to meet its customers' needs when it does not have sufficient available generation or when the cost of purchased power is less than KCP&L's cost of generation or to satisfy firm power commitments or renewable energy standards. KCP&L has long-term power purchase agreements for approximately 287 MWs of wind and hydroelectric generation which expire in 2023 through 2032. GMO has long-term power purchase agreements for approximately 159 MWs of wind generation which expire in 2016 through 2032. Additionally, KCP&L and GMO have each entered into power purchase agreements for approximately 200 MW of wind generation to begin in 2016 and expire in 2036. Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand. Electric utility's purchased power, as a percentage of MWh requirements, averaged approximately 14% over the last three years.
Environmental Matters
See Note 15 to the consolidated financial statements for information regarding environmental matters.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 514,700 customers located in western Missouri and eastern Kansas. Customers include approximately 453,900 residences, 58,700 commercial firms, and 2,100 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 88% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2013, Great Plains Energy and KCP&L had 2,964 employees, including 1,861 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2018), with Local 1464, representing transmission and distribution workers (expires January 31, 2016), and with Local 412, representing power plant workers (expires February 28, 2018).
Executive Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company in the positions noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2014, to hold such positions until their resignation, removal or the appointment of their successors. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	53	Chairman of the Board, President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Scott H. Heidtbrink (b)	52	Executive Vice President and Chief Operating Officer - KCP&L	2008
James C. Shay (c)	50	Senior Vice President - Finance and Strategic Development and Chief Financial Officer - Great Plains Energy and KCP&L	2010
Kevin E. Bryant (d)	38	Vice President - Investor Relations and Strategic Planning and Treasurer - Great Plains Energy and KCP&L	2006
Charles A. Caisley (e)	41	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Michael L. Deggendorf (f)	52	Senior Vice President - Corporate Services - KCP&L	2005
Ellen E. Fairchild (g)	52	Vice President, Corporate Secretary and Chief Compliance Officer - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (h)	43	General Counsel and Senior Vice President - Human Resources - Great Plains Energy and KCP&L	2010
Darrin R. Ives (i)	44	Vice President - Regulatory Affairs - KCP&L	2013
Lori A. Wright (j)	51	Vice President - Business Planning and Controller - Great Plains Energy and KCP&L	2002

(a)
Mr. Bassham was appointed Chairman of the Board in May 2013 and has served as Chief Executive Officer of Great Plains Energy, KCP&L and GMO since 2012. He has served as President of each company since 2011. He previously served as President and Chief Operating Officer of Great Plains Energy, KCP&L and GMO (2011-2012) and as Executive Vice President - Utility Operations of KCP&L and GMO (2010-2011).  He was Executive Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of KCP&L and GMO (2009-2010).  He was Chief Financial Officer of KCP&L (2005-2008) and GMO (2008).

(b)
Mr. Heidtbrink was appointed Executive Vice President and Chief Operating Officer of KCP&L and GMO in 2012. He previously served as Senior Vice President - Supply of KCP&L and GMO (2009-2012).  He was Senior Vice President - Corporate Services of KCP&L and GMO (2008), and Vice President - Power Generation & Energy Resources (2006-2008) of GMO.

(c)
Mr. Shay was appointed Senior Vice President - Finance and Strategic Development and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2010.  He was Chief Financial Officer, with responsibilities for finance, accounting and information technology, at Northern Power Systems, Inc., a wind turbine manufacturing business (2009-2010); Managing Director, with responsibilities for business development, transaction execution and advisory work, at Frontier Investment Banc Corporation (2007-2008); and Chief Financial Officer, with responsibilities for finance, accounting, human resources, information technology and procurement, at Machine Laboratory LLC, a manufacturer of machined parts for the automotive industry (2006-2007).

(d)
Mr. Bryant was appointed Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO in 2013. He previously served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions (2006-2011) of KCP&L and GMO.

(e)
Mr. Caisley was appointed Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011. He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs (2007-2008). Prior to that, he was the president of the Missouri Energy Development Association (2005-2007).

(f)
Mr. Deggendorf was appointed Senior Vice President - Corporate Services in 2012. He previously served as Senior Vice President - Delivery of KCP&L and GMO (2008-2012).  He was Vice President - Public Affairs of Great Plains Energy (2005-2008).

(g)
Ms. Fairchild was appointed Vice President, Corporate Secretary and Chief Compliance Officer of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Investor Relations and Assistant Secretary (2010) and Director of Investor Relations (2008-2010) of Great Plains Energy, KCP&L and GMO.  Prior to that, she was an associate at Hagen and Partners (2005-2007), a public relations firm.

(h)
Ms. Humphrey was appointed General Counsel in 2010 and Senior Vice President - Human Resources of Great Plains Energy, KCP&L and GMO in 2012.  She previously served as Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).  Prior to that, she was a shareholder of the law firm of Shughart Thomson & Kilroy (1996-2006).

(i)
Mr. Ives was appointed Vice President - Regulatory Affairs of KCP&L and GMO in 2013. He previously served as Senior Director - Regulatory Affairs of KCP&L and GMO (2011-2013). He was Assistant Controller of Great Plains Energy, KCP&L and GMO (2008 - 2011).

(j)
Ms. Wright was appointed Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO in 2012.  She previously served as Vice President and Controller of Great Plains Energy, KCP&L and GMO (2009-2012). She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

Available Information
Great Plains Energy's website is www.greatplainsenergy.com and KCP&L's website is www.kcpl.com. Information contained on these websites is not incorporated herein. The Companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the Companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.
The public may read and copy any materials that the Companies file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. For information on the operation of the Public Reference Room, please call the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at http://www.sec.gov that contains reports, proxy statements and other information regarding the Companies.
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
Utility Regulatory Risks:
Complex utility regulation could adversely affect the Companies' results of operations, financial position and cash flows.
The Companies are subject to, or affected by, extensive federal and state utility regulation, including regulation by the MPSC, KCC, FERC, NRC, SPP and NERC.  The Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the Companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, deterioration of the Companies' relationship with regulators and increased compliance costs and potential non-compliance consequences may materially affect the Companies' results of operations, financial position and cash flows.  Additionally, regulators may impose burdensome restrictions and conditions on the Companies' transactions and ventures, rendering them less attractive from a financial or operational perspective. Certain of these risks are addressed in greater detail below.
The outcome of retail rate proceedings could have a material impact on the business and is largely outside the Companies' control.
The rates that KCP&L and GMO are allowed to charge their customers significantly influence the Companies' results of operations, financial position and cash flows.  These rates are subject to the determination, in large part, of governmental entities outside of the Companies' control, including the MPSC, KCC and FERC.
The utility rate-setting principle generally applicable to KCP&L and GMO is that rates should provide a reasonable opportunity to recover expenses and investment prudently incurred to provide utility service plus a reasonable return on such investment.  Various expenses incurred by KCP&L and GMO have been excluded from rates by the MPSC and KCC in past rate cases as not being prudently incurred or not providing utility customer benefit, and there is a risk that certain expenses incurred in the future may not be recovered in rates.  The MPSC and KCC also have in the past and may in the future exclude from rates all or a portion of investments in various facilities as not being prudently incurred or not being useful in providing utility service.
As discussed in the "Environmental Risks" and "Financial Risks" sections below, the Companies' capital expenditures are expected to be substantial over the next several years for environmental projects, as well as other projects, and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.
The Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process, especially during periods of significant cost inflation or declining retail usage, as KCP&L's and GMO's utility rates are generally based on historical information and are not subject to adjustment between rate cases, other than principally for fuel, purchased power, transmission and property taxes for KCP&L in Kansas and fuel, purchased power and certain transmission costs for GMO.  These and other factors may result in under-recovery of costs, failure to earn the authorized return on investment, or both.
There are mandatory renewable energy standards in Missouri and Kansas.  There is the potential for future federal or state mandatory energy efficiency requirements. KCP&L has implemented certain energy efficiency programs, and currently the recovery of these program expenses are on a deferred basis with no recovery mechanism for associated lost revenues.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception (including, but not limited to, the Companies' environmental reputation) and regulatory pressures, the Companies may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investment or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.
Regulatory requirements regarding utility operations may increase costs and may expose the Companies to compliance penalties or adverse rate consequences.
The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cyber security and critical infrastructure protection standards that apply to public utilities, including KCP&L and GMO.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, the Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under "Operational Risks," the NRC extensively regulates nuclear power plants, including Wolf Creek. The costs of existing, new or modified regulations, standards and other requirements could have an adverse effect on the Companies' results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, cyber security, critical infrastructure protection, operational or other standards and requirements could expose the Companies to penalties, additional compliance costs, or adverse rate consequences.
Environmental Risks:
The Companies are subject to current and potential environmental requirements and the incurrence of environmental liabilities, any or all of which may adversely affect their business and financial results.
The Companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the Companies' operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, creation of a public nuisance or other matters, and seeking injunctions or monetary or other damages. Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.
Environmental permits are subject to periodic renewal, which may result in more stringent permit conditions and limits.  New facilities, or modifications of existing facilities, may require new environmental permits or amendments to existing permits.  Delays in the environmental permitting process, public opposition and challenges, denials of permit applications, limits or conditions imposed in permits and the associated uncertainty may materially adversely affect the cost and timing of projects, and thus materially adversely affect the Companies' results of operations, financial position and cash flows.
KCP&L and GMO periodically seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that recovery of these costs would be granted.
As discussed above, KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies' environmental reputation.  The costs of compliance or noncompliance with environmental requirements, remediation costs, adverse outcomes of lawsuits, or failure to timely recover environmental costs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 15 to the consolidated financial statements for additional information regarding certain significant environmental matters.
Air and Climate Change
Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards.  The Companies' current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 18 million tons of CO2 per year for Great Plains Energy and KCP&L, respectively.
The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases and has proposed other regulations under the existing Clean Air Act.  The EPA has established thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.  Most of the Companies' generating facilities are affected by these existing rules and would be affected by the proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the future.  Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (such as for additional environmental control equipment, retiring and replacing existing generation, or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.
Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, NOX, SO2 and particulates are also in a state of flux. Some of these rules have been overturned by the courts and remanded to the EPA to be revised consistent with the courts' orders while others have been stayed pending judicial review or are otherwise subject to revision. The Companies' current estimate of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) to comply with current final environmental regulations where the timing is certain is approximately $700 million. This estimate reflects costs to install environmental equipment at KCP&L’s La Cygne Nos. 1 and 2 by June 2015 to comply with the best available retrofit technology (BART) rule and environmental upgrades at other coal-fired generating units through 2016 to comply with the Mercury and Air Toxics Standards (MATS) rule. The Companies estimate that other capital projects at coal-fired generating units for compliance with the Clean Air Act and Clean Water Act (discussed below) based on proposed regulations or final regulations with implementation plans not yet finalized where the timing is uncertain could be approximately $600 to $800 million, which includes approximately $350 million to $450 million for KCP&L. These other projects are not included in the approximately $700 million estimated cost of compliance discussed above. It is unknown what requirements and standards will be imposed in the future, when the Companies may have to comply or what costs may ultimately be required.
Missouri law requires at least 5% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources, increasing to 10% by 2018 and 15% by 2021.  Kansas law requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand, increasing to 15% by 2016 and 20% by 2020. Management believes that national renewable energy standards are also possible. The timing, provisions and impact of such possible future requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have a significant financial and operational impact on the Companies.
Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to restore and preserve water quality.  All of the Companies' generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
In March 2011, the EPA proposed regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures. The EPA agreed to finalize the rule by April 2014. Although the impact on the Companies' operations will not be known until after the rule is finalized, it could have a significant effect on the Companies' results of operations, financial position and cash flows.

KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) authorizing KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River at its Hawthorn Station.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.  Additionally, in April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The EPA is under a consent decree to take final action on the proposed rule by May 2014.  Until a rule is finalized, the financial and operational impacts cannot be determined.  Further, the possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the current and final permit requirements.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  The Companies principally use coal in generating electricity and dispose of coal combustion residuals (CCRs) in both on-site facilities and facilities owned by third parties.  The EPA has proposed regulations regarding the handling and disposal of CCRs, which include alternative proposals to regulate CCRs as special or hazardous waste or as non-hazardous waste.  If enacted, any new laws and regulations, especially if CCRs are classified as hazardous waste, could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
Remediation
Under current law, the Companies are also generally responsible for any liabilities associated with the environmental condition of their properties and other properties at which the Companies arranged for the disposal or treatment of hazardous substances, including properties that they have previously owned or operated, such as manufactured gas plants (MGP), regardless of whether they were responsible for the contamination or whether the liabilities arose before, during or after the time they owned or operated the properties or arranged for the disposal or treatment of hazardous substances.
Due to all of the above, the Companies' projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the emissions limits imposed by such requirements and the types and costs of the compliance alternatives selected by the Companies.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  New environmental laws and regulations affecting the operations of the Companies may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to the Companies or their facilities, any of which may materially adversely affect the Companies' business, adversely affect the Companies' ability to continue operating its power plants as currently done and substantially increase their environmental expenditures or liabilities in the future.
Financial Risks:
Financial market disruptions and declines in credit ratings may increase financing costs and/or limit access to the credit markets, which may adversely affect liquidity and results.
The Companies' capital requirements are expected to be substantial over the next several years.  The Companies rely on access to short-term money markets, revolving credit facilities provided by financial institutions and long-term capital markets as significant sources of liquidity for capital requirements not satisfied by cash flows from operations.  The Companies also rely on bank-provided credit facilities for credit support, such as letters of credit, to support operations.  The amount of credit support required for operations varies and is impacted by a number of factors.
Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  These ratings impact the Companies' cost of funds and Great Plains Energy's ability to provide credit support for its subsidiaries.  The interest rates on borrowings under the Companies' revolving credit agreements and on a portion of Great Plains Energy's debt are subject to increase as their respective credit ratings decrease.  The amount of collateral or other credit support required under power supply and certain other agreements is also dependent on credit ratings.
Although the United States capital and credit markets have generally stabilized after an extended period of volatility and disruption, there is no assurance that conditions will not deteriorate in the future due to instability in global markets, political uncertainty in the United States or other unforeseen events both in the United States and around the world.  Adverse market conditions or decreases in Great Plains Energy's, KCP&L's or GMO's credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L's or GMO's costs of capital; reductions in or delays of capital expenditures; or reductions in Great Plains Energy's ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies' results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies' lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Great Plains Energy has guaranteed some of GMO’s long-term and short-term debt and payments under these guarantees may adversely affect Great Plains Energy's liquidity.
Great Plains Energy has issued guarantees covering $99.9 million of long-term debt of GMO. Great Plains Energy also guarantees GMO's commercial paper program. At December 31, 2013, GMO had $15.0 million of commercial paper outstanding.  The guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.
The inability of Great Plains Energy's subsidiaries to provide sufficient dividends to Great Plains Energy, or the inability otherwise of Great Plains Energy to pay dividends to its shareholders and meet its financial obligations would have an adverse effect.
Great Plains Energy is a holding company with no significant operations of its own.  The primary source of funds for payment of dividends to its shareholders and its other financial obligations is dividends paid to it by its subsidiaries, particularly KCP&L and GMO.  The ability of Great Plains Energy's subsidiaries to pay dividends or make other distributions, and accordingly, Great Plains Energy's ability to pay dividends on its common stock and meet its financial obligations principally depends on the actual and projected earnings and cash flow, capital requirements and general financial position of its subsidiaries, as well as regulatory factors, financial covenants, general business conditions and other matters.
In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization.  In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors.  Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  While these corporate and regulatory restrictions and financial covenants are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future, there is no assurance that adverse financial results would not trigger such restrictions or covenants and reduce or eliminate the Companies' ability to pay dividends.
Market performance, increased retirements and retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
Substantially all of the Companies' and WCNOC's employees participate in defined benefit retirement and other post-retirement plans.  Former employees also have accrued benefits in defined benefit retirement and other post-retirement plans.  The costs of these plans depend on a number of factors, including the rates of return on plan assets, the level and nature of the provided benefits, discount rates, the interest rates used to measure required minimum funding levels, changes in benefit design, changes in laws or regulations, and the Companies' required or voluntary contributions to the plans.  The Companies currently have substantial unfunded liabilities under these plans.  Also, if the rate of retirements exceeds planned levels, or if these plans experience adverse market returns on investments, or if interest rates materially fall, the Companies' contributions to the plans could rise substantially over historical levels.  In addition, changes in accounting rules and assumptions related to future costs, returns on investments, interest rates and other actuarial assumptions, including projected retirements, could have a significant impact on the Companies' results of operations, financial position and cash flows.
The use of derivative contracts in the normal course of business could result in losses that could negatively impact the Companies' results of operations, financial position and cash flows.
The Companies use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks.  Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize.  In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management's judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.
As a service provider to GMO, KCP&L may have exposure to GMO's financial performance and operations.
GMO has no employees of its own.  KCP&L employees operate and manage GMO's properties, and KCP&L charges GMO for the cost of these services.  These arrangements may pose risks to KCP&L, including possible claims arising from actions of KCP&L employees in operating GMO's properties and providing other services to GMO.  KCP&L's claims for reimbursement for services provided to GMO are unsecured and rank equally with other unsecured obligations of GMO.  KCP&L's ability to be reimbursed for the costs incurred for the benefit of GMO depends on the financial ability of GMO to make such payments.
Customer and Weather-Related Risks:
The results of operations, financial position and cash flows of the Companies can be materially affected by changes in customer electricity consumption.
Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, or other factors may adversely affect the Companies' results of operations, financial position and cash flows.
Technological advances or other energy conservation measures could reduce customer electricity consumption. KCP&L and GMO generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. There are distributed generation technologies that produce electricity, including microturbines, wind turbines, fuel cells and solar cells, that could become more cost competitive. If these technologies become cost competitive, the Companies customer electricity consumption could be reduced.

Changes in technology could also alter the channels through which the Companies’ customers purchase or use electricity, which could reduce the Companies customer electricity consumption.
Weather is a major driver of the Companies' results of operations, financial position and cash flow.
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain, flooding and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  KCP&L's and GMO's rates may not always be adjusted timely and adequately to reflect these increased costs. Some of the Companies' generating stations utilize water from the Missouri River for cooling purposes.  Low water and flow levels can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, increase the frequency and impact of severe weather, increase the frequency of flooding or decrease water and flow levels.
Operational Risks:
Operational risks may adversely affect the Companies' results of operations, financial position and cash flows.
The operation of the Companies' electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or continued operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism, cyber threats, severe weather or other similar occurrences.  An equipment or system outage or constraint can, among other things:

•	in the case of generation equipment, affect operating costs, increase capital requirements and costs, increase purchased power volumes and costs and reduce wholesale sales opportunities;

•
in the case of transmission equipment, affect operating costs, increase capital requirements and costs, require changes in the source of generation and affect wholesale sales opportunities and the ability to meet regulatory reliability and security requirements;

•
in the case of distribution systems, affect revenues and operating costs, increase capital requirements and costs, and affect the ability to meet regulatory service metrics and customer expectations; and

•
in the case of information systems, affect the control and operations of generation, transmission, distribution and other business operations and processes, increase operating costs, increase capital requirements and costs, and affect the ability to meet regulatory reliability and security requirements and customer expectations.

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, and Iatan No. 2, which was completed in 2010, all of KCP&L's and GMO's coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  The age of these generating units increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the Companies' generation facilities or increased maintenance expense.
The Companies currently have general liability and property insurance in place to cover their facilities in amounts that management considers appropriate.  These policies, however, do not cover the Companies' transmission or distribution systems, and the cost of repairing damage to these systems may adversely affect the Companies' results of operations, financial position and cash flows.  Such policies are subject to certain limits and deductibles and do not include business interruption coverage.  Insurance coverage may not be available in the future at reasonable costs or on commercially reasonable terms, and the insurance proceeds received for any loss of, or any damage to, any of the Companies' facilities may not be sufficient to restore the loss or damage.
These and other operating events may reduce the Companies' revenues, increase their costs, or both, and may materially affect their results of operations, financial position and cash flows.
The cost and schedule of construction projects may materially change and expected performance may not be achieved.
Great Plains Energy's and KCP&L's businesses are capital intensive.  The Companies currently have significant construction projects pending and may also have significant construction projects in the future. The risks of any construction project include: that actual costs may exceed estimated costs due to inflation or other factors; risks associated with the incurrence of additional debt or the issuance of additional equity to fund such projects; delays that may occur in obtaining permits and materials; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of equipment, materials or qualified craft labor; delays related to inclement weather; the scope, cost and timing of projects may change due to new or changed environmental requirements, health and safety laws or other factors; and other events beyond the Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
These and other risks could materially increase the estimated costs of construction projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require the Companies to purchase additional electricity to supply their respective retail customers until the projects are completed.  Thus, these risks may significantly affect the Companies' results of operations, financial position and cash flows.
Failure of one or more generation plant co-owners to pay their share of construction or operations and maintenance costs could increase the Companies' costs and capital requirements.
KCP&L owns 47% of Wolf Creek, 50% of La Cygne Station, 70% of Iatan No. 1 and 55% of Iatan No. 2.  GMO owns 18% of both Iatan units and 8% of Jeffrey Energy Center.  The remaining portions of these facilities are owned by other utilities that are contractually obligated to pay their proportionate share of capital and other costs.
While the ownership agreements provide that a defaulting co-owner's share of the electricity generated can be sold by the non-defaulting co-owners, there is no assurance that the revenues received will recover the increased costs borne by the non-defaulting co-owners.  Occurrence of these or other events could materially increase the Companies' costs and capital requirements.
The Companies are subject to information security risks and risks of unauthorized access to their systems.
In the course of their businesses, the Companies handle a range of system security and sensitive customer information. KCP&L and GMO are subject to laws and rules issued by different agencies concerning safeguarding and maintaining the confidentiality of this information. A security breach of the utilities' information systems such as theft or the inappropriate release of certain types of information, including confidential customer information or system operating information, could have a material adverse impact on the results of operations, financial position and cash flows of the Companies.
KCP&L and GMO operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite implementation of security measures, the technology systems are vulnerable to disability, failures, employee error or malfeasance, or unauthorized access. Such failures or breaches of the systems could impact the reliability of the utilities' generation and transmission and distribution systems, result in legal claims and proceedings, damage the Companies' reputation and also subject the Companies to financial harm. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on the Companies' results of operations, financial position and cash flows.

KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies' business and financial results.
KCP&L owns 47% of Wolf Creek.  The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities, including Wolf Creek.  In the event of non-compliance, the NRC has the authority to impose fines, shut down the facilities, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Additionally, the non-compliance of other nuclear facility operators with applicable regulations or the occurrence of a serious nuclear incident anywhere in the world could result in increased regulation of the nuclear industry as a whole.  Any revised safety requirements promulgated by the NRC could result in substantial capital expenditures at Wolf Creek.
Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units.  An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
Ownership and operation of a nuclear generating unit exposes KCP&L to risks regarding decommissioning costs at the end of the unit's life.  KCP&L contributes annually based on estimated decommissioning costs to a tax-qualified trust fund to be used to decommission Wolf Creek.  The funding level assumes a projected level of return on trust assets.  If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required and may not be allowed to recover the balance through rates.
KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit and the storage, handling, disposal and potential release (by accident, through third-party actions or otherwise) of radioactive materials.  Under the structure for insurance among owners of nuclear generating units, KCP&L is also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.
The regional power market in which the Companies operate has changing market and transmission structures, which could have an adverse effect on the Companies' results of operations, financial position and cash flows.
In March 2014, the SPP is scheduled to launch its Integrated Marketplace. Similar to other RTO or Independent
System Operator (ISO) markets currently operating, this marketplace will determine which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. In the event that KCP&L's and GMO's generating units are not among the lowest cost generating units operating within the market, KCP&L and GMO could experience decreased levels of wholesale electricity sales once the Integrated Marketplace begins operations.

A market for Transmission Congestion Rights (TCR) is also included as part of the Integrated Marketplace. TCRs are financial instruments used to hedge transmission congestion charges. Both KCP&L and GMO have acquired TCRs for the purpose of hedging against transmission congestion charges once the Integrated Marketplace begins operations. There is a risk that KCP&L and GMO could incorrectly model the amount of TCRs needed, or that the TCRs acquired could be ineffective in hedging against transmission congestion charges which could lead to increased purchased power costs.
The rules governing the various regional power markets may change from time to time and such changes could impact the Companies' costs and revenues. Because the manner in which RTO's or ISO's will evolve is unclear, the Companies are unable to assess fully the impact of these changes.

Commodity Price Risks:
Changes in commodity prices could have an adverse effect on the Companies' results of operations, financial position and cash flows.
The Companies engage in the wholesale and retail marketing of electricity and are exposed to risks associated with the price of electricity.  To the extent that exposure to the price of electricity is not successfully hedged, the Companies could experience losses associated with the changing market price for electricity.
Increases in fuel, fuel transportation and purchased power prices could have an adverse impact on the Companies' costs.
KCP&L's Kansas retail rates and GMO's retail electric and steam rates contain fuel recovery mechanisms.  KCP&L's Missouri retail rates do not contain a similar provision.  As a result, the Companies are exposed to varying degrees of risk from changes in the market prices of fuel for generation of electricity and purchased power.  Changes in the Companies' fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect the Companies' fuel and purchased power costs.
The Companies do not hedge their respective entire exposures from fuel and transportation price volatility.  Consequently, the Companies' results of operations, financial position and cash flows may be materially impacted by changes in these prices unless and until increased costs are recovered in KCP&L's Missouri retail rates.
Wholesale electricity sales affect revenues, creating earnings volatility.
The levels of the Companies' wholesale sales depend on the wholesale market price, transmission availability and the availability of generation for wholesale sales, among other factors.  A substantial portion of wholesale sales are made in the spot market, and thus the Companies have immediate exposure to wholesale price changes.  Wholesale power prices can be volatile and generally increase in times of high regional demand and high natural gas prices. Conversely, wholesale power prices generally decrease in times of low regional demand and low natural gas prices.  While wholesale sales are reflected in KCP&L's Kansas and GMO's fuel recovery mechanisms, KCP&L's Missouri rates are set on an estimated amount of wholesale sales.  KCP&L will not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri rates. Declines in wholesale market price, availability of generation, transmission constraints in the wholesale markets, or low wholesale demand could reduce the Companies' wholesale sales and may materially affect the Companies' results of operations, financial position and cash flows.
Litigation Risks:
The outcome of legal proceedings cannot be predicted.  An adverse finding could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
The Companies are party to various material litigation and regulatory matters arising out of their business operations.  The ultimate outcome of these matters cannot presently be determined, nor, in many cases, can the liability that could potentially result from a negative outcome in each case be reasonably estimated.  The liability that the Companies may ultimately incur with respect to any of these cases in the event of a negative outcome may be in excess of amounts currently reserved and insured against with respect to such matters.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2014		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	547	(a)	Nuclear
	Iatan No. 1	Missouri	1980	499	(a)	Coal
	La Cygne Nos. 1 and 2	Kansas	1973, 1977	709	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose Nos. 1, 2 and 3	Missouri	1958, 1960, 1964	517		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	311		Natural Gas
	Osawatomie	Kansas	2003	77		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	227		Natural Gas
	Hawthorn No. 8	Missouri	2000	72		Natural Gas
	Hawthorn No. 7	Missouri	2000	69		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	97		Oil
	Northeast Nos. 13 and 14	Missouri	1976	91		Oil
	Northeast Nos. 15 and 16	Missouri	1975	89		Oil
	Northeast Nos. 11 and 12	Missouri	1972	96		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	3		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	7		Wind
Total KCP&L				4,459
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	128	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	172	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	463		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	115		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	317		Natural Gas
	Crossroads Energy Center	Mississippi	2002	307		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	248		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	67		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	16		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	19		Oil
Total GMO				2,124
Total Great Plains Energy				6,583
(a)    Share of a jointly owned unit.

(b)	The Hawthorn Generating Station returned to commercial operation in 2001 with a new boiler, air quality control equipment and an uprated turbine following a 1999 explosion.

(c)	The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 3 MW pursuant to SPP reliability standards.

(d)	The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 7 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek. GMO owns 18% of each of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric utility has approximately 3,700 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 6,800 circuit miles of underground distribution lines in Missouri and Kansas. Electric utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric utility's transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
Electric Utility General
Electric utility's generating plants are located on property owned (or co-owned) by KCP&L or GMO, except the Spearville Wind Energy Facilities which are located on easements and the Crossroads Energy Center and South Harper which are contractually controlled. Electric utility's service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by electric utility. Electric utility's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Electric utility believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest. Great Plains Energy's and KCP&L's headquarters are located in leased office space.
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented. Mortgage bonds totaling $596.4 million were outstanding at December 31, 2013.

Substantially all of the fixed property and franchises of GMO's St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $9.0 million were outstanding at December 31, 2013.
ITEM 3.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 15 and 16 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol "GXP". At February 25, 2014, Great Plains Energy's common stock was held by 18,170 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2013		2012		Dividends Declared
Quarter	High	Low	High	Low	2014		2013	2012
First	$23.19	$20.41	$21.60	$19.60	$0.23	(b)	$0.2175	$0.2125
Second	24.41	21.94	21.41	19.54			0.2175	0.2125
Third	24.60	21.49	22.48	21.26			0.2175	0.2125
Fourth	24.76	21.86	22.81	19.80			0.23	0.2175
(a)    Based on closing stock prices.
(b)    Declared February 11, 2014, and payable March 20, 2014, to shareholders of record as of February 27, 2014.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.
Purchases of Equity Securities
Great Plains Energy had no purchases of its equity securities during the three months ended December 31, 2013.
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2013	2012	2011	2010	2009
Great Plains Energy	(dollars in millions except per share amounts)
Operating revenues	$2,446	$2,310	$2,318	$2,256	$1,965
Income from continuing operations (a)	$250	$200	$174	$212	$152
Net income attributable to Great Plains Energy	$250	$200	$174	$212	$150
Basic earnings per common
share from continuing operations	$1.62	$1.36	$1.27	$1.55	$1.16
Basic earnings per common share	$1.62	$1.36	$1.27	$1.55	$1.15
Diluted earnings per common
share from continuing operations	$1.62	$1.35	$1.25	$1.53	$1.15
Diluted earnings per common share	$1.62	$1.35	$1.25	$1.53	$1.14
Total assets at year end	$9,795	$9,647	$9,118	$8,818	$8,483
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,517	$3,020	$3,544	$3,428	$3,214
Cash dividends per common share	$0.8825	$0.855	$0.835	$0.83	$0.83
SEC ratio of earnings to fixed charges	2.75	2.31	2.03	2.28	1.81

KCP&L
Operating revenues	$1,671	$1,580	$1,558	$1,517	$1,318
Net income	$169	$142	$136	$163	$129
Total assets at year end	$6,839	$6,704	$6,292	$6,026	$5,702
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$2,312	$1,902	$1,915	$1,780	$1,780
SEC ratio of earnings to fixed charges	2.76	2.58	2.52	2.86	2.44

(a)	This amount is before loss from discontinued operations, net of income taxes, of $1.5 million in 2009.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's direct subsidiaries with operations or active subsidiaries are KCP&L, GMO and GPETHC.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 830,800 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.

2013 Earnings Overview
Great Plains Energy's 2013 earnings available for common shareholders increased to $248.6 million or $1.62 per share from $198.3 million or $1.35 per share in 2012 driven by:

•
an $86.7 million increase in gross margin driven by new retail rates, an increase in weather-normalized retail demand and the impact from an unplanned outage at Wolf Creek in the first quarter of 2012, partially offset by unfavorable weather and increased purchased power and transmission expense;

•
a $2.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012, mostly offset by higher operating and maintenance expenses in 2013;

•
a $22.0 million increase from certain regulatory items included in operating and maintenance expenses including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA), and solar rebates provided to customers, all of which are included in retail rates;

•	a $15.1 million increase in general taxes driven by increased property taxes;

•
a $22.4 million decrease in interest expense primarily due to the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012, a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units, the repayment of Great Plains Energy's $250.0 million 2.75% Senior Notes at maturity in August 2013 and an increase in the debt component of AFUDC at KCP&L. These decreases were partially offset by increased interest expense due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013 and GMO's issuance of $350.0 million of senior notes in August 2013; and

•	a $24.6 million increase in income tax expense driven primarily by increased pre-tax income and $4.5 million of income tax benefits related to the release of uncertain tax positions in 2012.
In addition, a higher number of shares outstanding due to the issuance of 17.1 million shares in connection with the June 2012 settlement of the purchase contracts underlying the Equity Units diluted earnings per share by $0.06.
Gross margin is a financial measure that is not calculated in accordance with Generally Accepted Accounting Principles (GAAP). See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.
For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this MD&A.
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on February 4, 2013, and the unit returned to service on April 15, 2013. A mid-cycle maintenance outage is planned for the spring of 2014 with the next refueling outage planned to begin in the first quarter of 2015.
Transmission Investment Opportunities
GPETHC, a wholly owned subsidiary of Great Plains Energy, owns 13.5% of Transource with AEPTHC, a subsidiary of American Electric Power Company, Inc., owning the remaining 86.5%. Transource is focused on the development of competitive electric transmission projects.
In December 2013, FERC accepted the SPP's approval of the novation of KCP&L's and GMO's SPP-approved regional transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource. The projects consist of an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation with estimated construction costs of $65 million and an expected 2015 in-service date (Iatan-Nashua line) and the Missouri portion of an approximately 180-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska with estimated construction costs of $330 million for Transource Missouri's portion of the line and an expected 2017 in-service date (Sibley-Nebraska City line). In January 2014, KCP&L and GMO sold the related assets of these projects, at cost, to Transource Missouri. See Note 12 to the consolidated financial statements for information regarding the asset sale.
ENVIRONMENTAL MATTERS
See Note 15 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 18 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Great Plains Energy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Great Plains Energy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Great Plains Energy Board of Directors (Board).
Pensions
Great Plains Energy incurs significant costs in providing non-contributory defined pension benefits. The costs are measured using actuarial valuations that are dependent upon numerous factors derived from actual plan experience and assumptions of future plan experience.
Pension costs are impacted by actual employee demographics (including age, life expectancies, compensation levels and employment periods), earnings on plan assets, the level of contributions made to the plan, and plan amendments. In addition, pension costs are also affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the discount rates used in determining the projected benefit obligation and pension costs.
The assumed rate of return on plan assets was developed based on the weighted-average of long-term returns forecast for the expected portfolio mix of investments held by the plan. The assumed discount rate was selected based on the prevailing market rate of fixed income debt instruments with maturities matching the expected timing of the benefit obligation. These assumptions, updated annually at the measurement date, are based on management's best estimates and judgment; however, material changes may occur if these assumptions differ from actual events. See Note 8 to the consolidated financial statements for information regarding the assumptions used to determine benefit obligations and net costs.

The following table reflects the sensitivities associated with a 0.5% increase or a 0.5% decrease in key actuarial assumptions. Each sensitivity reflects the impact of the change based on a change in that assumption only.

			Impact on	Impact on
			Projected	2013
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(66.0)	$(5.1)
Rate of return on plan assets	0.5%	increase	—	(3.5)
Discount rate	0.5%	decrease	70.8	5.2
Rate of return on plan assets	0.5%	decrease	—	3.5
Pension expense for KCP&L and GMO is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2013, Great Plains Energy's pension expense was $102.5 million under GAAP and $85.7 million for ratemaking. The impact on 2013 pension expense in the table above reflects the impact on GAAP pension costs. Under the Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 8 to the consolidated financial statements for additional information regarding the accounting for pensions.
Market conditions and interest rates significantly affect the future assets and liabilities of the plan. It is difficult to predict future pension costs, changes in pension liability and cash funding requirements due to the inherent uncertainty of market conditions.
Regulatory Assets and Liabilities
The Company has recorded assets and liabilities on its consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded under GAAP. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in electric utility's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Electric utility's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of electric utility's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 5 to the consolidated financial statements for additional information.
Impairments of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.
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
The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.
The discounted cash flow analysis is most significantly impacted by two assumptions: estimated future cash flows and the discount rate applied to those cash flows. Management determined the appropriate discount rate to be based on the reporting unit's weighted average cost of capital (WACC). The WACC takes into account both the return on equity authorized by the MPSC and KCC and after-tax cost of debt. Estimated future cash flows are based on Great Plains Energy's internal business plan, which assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of return on equity, anticipated earnings/returns related to future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operations, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Great Plains Energy's reporting unit under the income approach to be significantly different in future periods and could result in a future impairment charge to goodwill.
The market approach analysis is most significantly impacted by management's selection of relevant peer companies as well as the determination of an appropriate control premium to be added to the calculated invested capital of the reporting unit, as control premiums associated with a controlling interest are not reflected in the quoted market price of a single share of stock. Management determined an appropriate control premium by using an average of control premiums for recent acquisitions in the industry. Changes in results of peer companies, selection of different peer companies and future acquisitions with significantly different control premiums could result in a significantly different fair value of Great Plains Energy's reporting unit.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company's consolidated financial statements or tax returns. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.
Additionally, the Company establishes reserves for uncertain tax positions based upon management's judgment regarding potential future challenges to those positions. The accounting estimates related to the liability for uncertain tax positions require management to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If it is determined that it is more likely than not a tax position will be sustained based on its technical merits, the impact of the position is recorded in the Company's consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Management is also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See Note 22 to the consolidated financial statements for additional information.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2013	2012	2011
	(millions)
Operating revenues	$2,446.3	$2,309.9	$2,318.0
Fuel	(539.5)	(539.5)	(483.8)
Purchased power	(125.9)	(94.0)	(203.4)
Transmission	(53.2)	(35.4)	(30.2)
Gross margin (a)	1,727.7	1,641.0	1,600.6
Other operating expenses	(868.8)	(834.1)	(835.0)
Voluntary separation program	—	4.3	(12.7)
Depreciation and amortization	(289.7)	(272.3)	(273.1)
Operating income	569.2	538.9	479.8
Non-operating income and expenses	8.8	(13.2)	(2.3)
Interest charges	(198.4)	(220.8)	(218.4)
Income tax expense	(129.2)	(104.6)	(84.8)
Loss from equity investments	(0.2)	(0.4)	(0.1)
Net income	250.2	199.9	174.2
Less: Net loss attributable to noncontrolling interest	—	—	0.2
Net income attributable to Great Plains Energy	250.2	199.9	174.4
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$248.6	$198.3	$172.8

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2013 Compared to 2012
Great Plains Energy's 2013 earnings available for common shareholders increased to $248.6 million or $1.62 per share from $198.3 million or $1.35 per share in 2012.
Electric utility's net income increased $40.5 million in 2013 compared to 2012 driven by:

•	an $86.7 million increase in gross margin driven by:

•	an estimated $111 million increase primarily from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $42 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•
an estimated $47 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first and fourth quarters of 2013; and

•	an estimated $23 million decrease primarily due to increased purchased power and transmission expense;

•
a $2.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012, mostly offset by higher operating and maintenance expenses in 2013;

•
a $22.0 million increase from certain regulatory items included in operating and maintenance expenses including increased pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates, costs for energy efficiency and demand side management programs under MEEIA, and solar rebates provided to customers, all of which are included in retail rates;

•	a $15.3 million increase in general taxes driven by increased property taxes;

•	a $6.8 million decrease in interest expense primarily due to:

•	a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012;

•	a $6.5 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station;

•	a $7.5 million increase due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013;

•	a $5.4 million increase resulting from GMO's issuance of $350.0 million of senior notes in August 2013; and

•	a $3.9 million increase relating to intercompany loans from Great Plains Energy to GMO; and

•	a $13.4 million increase in income tax expense driven primarily by increased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $9.8 million in 2013 compared to 2012 driven by:

•
an $8.1 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units and the repayment of Great Plains Energy's $250.0 million 2.75% Senior Notes at maturity in August 2013;

•	a $2.3 million increase in after-tax intercompany interest income relating to intercompany loans from Great Plains Energy to GMO; and

•	2012 included:

•	a $1.8 million after-tax loss on the sale of real estate property; and

•	$4.5 million of income tax benefits from the release of uncertain tax positions related to former GMO non-regulated operations.
2012 Compared to 2011
Great Plains Energy's 2012 earnings available for common shareholders increased to $198.3 million or $1.35 per share from $172.8 million or $1.25 per share in 2011.
Electric utility's net income increased $16.7 million in 2012 compared to 2011 driven by:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•	2011 included:

•	the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation and increased other operating expenses $3.3 million;

•	an estimated $11 million decrease in gross margin from an extended refueling outage at Wolf Creek;

•	$12.7 million of expense relating to a voluntary separation program; and

•
a $2.3 million loss relating to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism;

•
an estimated $17 million impact at Wolf Creek due to an unplanned outage in the first quarter of 2012, increased amortization from the 2011 extended refueling outage and increased other operating expenses; and

•
a $20.4 million increase in interest expense primarily due to the deferral to a regulatory asset of $22.1 million of Iatan Nos. 1, 2 and common facilities construction accounting carrying costs during 2011.

Great Plains Energy's corporate and other activities loss decreased $8.8 million in 2012 compared to 2011 primarily due to a $4.3 million decrease in after-tax interest expense as a result of a lower interest rate on the refinanced long-term debt that was underlying Great Plains Energy's $287.5 million Equity Units; a $1.6 million decrease in after-tax interest expense related to the release of uncertain tax positions; and expenses of $2.3 million included in 2011 related to the resolution of certain general tax related matters. These decreases were partially offset by a $1.8 million after-tax loss on the sale of real estate property in 2012 and a $2.2 million tax benefit from the reversal of tax valuation allowances in 2011.
Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission. Expenses for fuel, purchased power and transmission, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	2013	2012	2011
	(millions)
Operating revenues	$2,446.3	$2,309.9	$2,318.0
Fuel	(539.5)	(539.5)	(483.8)
Purchased power	(125.9)	(94.0)	(203.4)
Transmission	(53.2)	(35.4)	(30.2)
Gross margin (a)	1,727.7	1,641.0	1,600.6
Other operating expenses	(865.6)	(825.9)	(828.7)
Voluntary separation program	—	4.3	(12.7)
Depreciation and amortization	(289.7)	(272.3)	(273.1)
Operating income	572.4	547.1	486.1
Non-operating income and expenses	10.6	(11.2)	—
Interest charges	(190.5)	(197.3)	(176.9)
Income tax expense	(135.4)	(122.0)	(109.3)
Net income	$257.1	$216.6	$199.9

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2013	Change	2012	Change	2011
Retail revenues	(millions)
Residential	$1,008.4	4	$965.5	1	$955.8
Commercial	966.7	7	907.6	3	878.8
Industrial	213.0	8	197.8	1	196.7
Other retail revenues	20.5	3	19.9	3	19.5
Kansas property tax surcharge	(1.3)	N/M	4.8	32	3.7
Provision for rate refund	—	N/M	0.1	N/M	(2.9)
Fuel recovery mechanism	21.9	23	17.8	(65)	50.6
Total retail	2,229.2	5	2,113.5	1	2,102.2
Wholesale revenues	168.8	10	152.9	(11)	172.4
Other revenues	48.3	11	43.5	—	43.4
Operating revenues	2,446.3	6	2,309.9	—	2,318.0
Fuel	(539.5)	—	(539.5)	12	(483.8)
Purchased power	(125.9)	34	(94.0)	(54)	(203.4)
Transmission	(53.2)	50	(35.4)	17	(30.2)
Gross margin	$1,727.7	5	$1,641.0	3	$1,600.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

		%		%
MWh Sales	2013	Change	2012	Change	2011
Retail MWh sales	(thousands)
Residential	8,999	1	8,930	(4)	9,285
Commercial	10,782	—	10,767	—	10,782
Industrial	3,132	(1)	3,174	(1)	3,218
Other retail MWh sales	118	(2)	121	—	119
Total retail	23,031	—	22,992	(2)	23,404
Wholesale MWh sales	6,283	—	6,283	14	5,491
Total MWh sales	29,314	—	29,275	1	28,895
Electric utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit, purchased power and transmission availability, fuel costs, and requirements of other electric systems. Electric utility's revenues contain certain fuel recovery mechanisms as follows:

•
KCP&L's Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff. The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances, transmission costs and asset-based off-system sales margin. These projected amounts are subject to quarterly re-forecasts. Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
GMO's electric retail rates contain a Fuel Adjustment Clause (FAC) tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO's customers. The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's electric retail customers.

•
GMO's steam rates contain a Quarterly Cost Adjustment (QCA) under which 85% of the difference between actual fuel costs and base fuel costs is passed along to GMO's steam customers. The QCA is recorded as an increase to or reduction of other revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's steam customers.

KCP&L's Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel, purchased power and transmission costs will not be reflected in rates until new rates are authorized by the MPSC, creating a regulatory lag between the time costs change and when they are reflected in rates. In the current rising cost environment, regulatory lag can be expected to have an adverse impact, which could be material, on Great Plains Energy's results of operations. KCP&L's retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin. KCP&L does not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri retail rates.
Electric utility's gross margin increased $86.7 million in 2013 compared to 2012 driven by:

•	an estimated $111 million increase primarily from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $42 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•
an estimated $47 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first and fourth quarters of 2013; and

•
an estimated $23 million decrease primarily due to increased purchased power and transmission expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission expense increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

Electric utility's gross margin increased $40.4 million in 2012 compared to 2011 primarily due to:

•	new retail rates in Missouri effective May 4, 2011, for KCP&L and June 25, 2011, for GMO;

•	favorable weather, with a 15% increase in cooling degree days partially offset by the impact of unfavorable weather during the first quarter of 2012; and

•
2011 included an estimated $11 million impact from an extended refueling outage at Wolf Creek and the impact from flooding along the Missouri River, which decreased gross margin by an estimated $16 million due to coal conservation.

These increases were partially offset by:

•	a decrease in weather-normalized retail demand;

•
decreased gross margin from lower KCP&L Missouri wholesale sales margin along with increased fuel and transmission expense, partially offset by favorable purchased power expense at KCP&L in Missouri, where there is no fuel recovery mechanism; and

•	an estimated $4 million impact from an unplanned outage at Wolf Creek in the first quarter of 2012.
The following table provides cooling degree days (CDD) and heating degree days (HDD) for the last three years at the Kansas City International Airport. CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

		%		%
	2013	Change	2012	Change	2011

CDD	1,345	(27)	1,839	15	1,598

HDD	5,561	38	4,028	(23)	5,220

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $39.7 million in 2013 compared to 2012 primarily due to:

•	a $7.6 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	$8.3 million relating to costs for energy efficiency and demand side management programs under MEEIA;

•
a $6.1 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $3.0 million in the first quarter of 2012 and $3.1 million of regulatory asset amortization in 2013; and

•	a $15.3 million increase in general taxes driven by increased property taxes.
These increases were partially offset by a $2.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012, mainly offset by higher operating and maintenance expenses in 2013.

Electric utility's other operating expenses decreased $2.8 million in 2012 compared to 2011 primarily due to:

•	a $14.1 million decrease in plant operating and maintenance expenses primarily due to planned plant outages, other than at Wolf Creek, with longer durations in 2011 than in 2012;

•	2011 included expense of $2.7 million relating to solar rebates provided to customers and in 2012, $3.0 million was deferred to a regulatory asset for recovery in future rates; and

•
2011 included $3.3 million of expenses related to the impact of flooding, a $2.3 million loss related to the impact of disallowed construction costs for the Iatan No. 1 environmental project and Iatan No. 2 and $3.9 million of expenses related to other accounting effects of the KCP&L and GMO 2011 MPSC rate orders.

These decreases were mostly offset by a $12.8 million increase in operating and maintenance expenses at Wolf Creek primarily due to an unplanned outage in the first quarter of 2012, along with increased amortization from the 2011 extended refueling outage and increased other operating expenses, and an $11.3 million increase in general taxes driven by increased property taxes.
Electric Utility Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company's retail electric rates and to enhance organizational efficiency.  Electric utility recorded expense of $12.7 million in 2011 related to this voluntary separation program reflecting severance and related payroll taxes provided to employees who elected to voluntarily separate from the Company. In 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization costs increased $17.4 million in 2013 compared to 2012 driven by higher depreciation rates for KCP&L as well as increased depreciation expense for other capital additions.
Electric utility's depreciation and amortization costs decreased $0.8 million in 2012 compared to 2011 primarily due to $14.4 million of lower regulatory amortization for KCP&L in Missouri, which was in effect during KCP&L's Comprehensive Energy Program but concluded following the May 2011 effective date of new retail rates for KCP&L in Missouri. This decrease was mostly offset by a $6.4 million increase in depreciation for Iatan No. 2 (Missouri jurisdiction only) and increased depreciation expense for other capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses increased $21.8 million in 2013 compared to 2012 primarily due to a $12.8 million increase in the equity component of AFUDC at KCP&L and $4.2 million of expense recorded in 2012 related to accounting effects of the GMO January 2013 rate order as well as other increased expenses from non-regulated activities.
Electric utility's non-operating income and expenses decreased $11.2 million in 2012 compared to 2011 driven by $4.2 million of expense recorded in 2012 related to accounting effects of the GMO January 2013 rate order as well as other increased expenses from non-regulated activities.
Electric Utility Interest Charges
Electric utility's interest charges decreased $6.8 million in 2013 compared to 2012 primarily due to a $13.4 million decrease from the repayment of GMO's $500.0 million 11.875% Senior Notes at maturity in July 2012 and a $6.5 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station.

These decreases were partially offset by:

•	$7.5 million increase due to KCP&L's issuance of $300.0 million 3.15% Senior Notes in March 2013;

•	a $5.4 million increase resulting from GMO's issuance of $350.0 million of senior notes in August 2013; and

•	a $3.9 million increase relating to intercompany loans from Great Plains Energy to GMO.
Electric utility's interest charges increased $20.4 million in 2012 compared to 2011 primarily due to the deferral to a regulatory asset of $22.1 million of construction accounting carrying costs for Iatan Nos. 1, 2 and common facilities in 2011.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $13.4 million in 2013 compared to 2012 primarily due to increased pre-tax income. Electric utility's income tax expense increased $12.7 million in 2012 compared to 2011 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2013 compared to December 31, 2012)

•	Great Plains Energy's fuel inventories decreased $18.7 million primarily due to a decrease in coal inventory driven by longer cycle times for coal deliveries.

•
Assets held for sale increased $36.2 million to reflect KCP&L's and GMO's SPP-approved regional transmission projects as assets held for sale. The assets were sold to Transource Missouri in January 2014.

•
Great Plains Energy's construction work in progress increased $152.2 million primarily due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit, partially offset by projects placed in service for normal plant activity.

•
Great Plains Energy's regulatory assets decreased $271.2 million primarily due to an increase in actual return on pension and post-retirement plan assets as the result of favorable market conditions, an increase in actuarial gain driven by an increase in the discount rate assumption used to determine benefit obligations and the difference between pension and post-retirement costs recorded under GAAP and costs for ratemaking. This difference is due to timing and will be eliminated over the life of the benefit plans.

•
Great Plains Energy's commercial paper decreased $421.9 million primarily due to repayment with proceeds from KCP&L's issuance of $300.0 million of 3.15% Senior Notes, the remarketing of $112.8 million of Environmental Improvement Revenue Refunding (EIRR) bonds previously held by KCP&L and a portion of the proceeds from GMO's issuance of $350.0 million of senior notes partially offset by borrowings for interest and dividend payments.

•
Great Plains Energy's current maturities of long-term debt decreased $262.0 million primarily due to the repayment of Great Plains Energy's $250.0 million 2.75% Senior Notes at maturity in August 2013.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $132.4 million primarily due to an increase in temporary differences mostly as a result of bonus depreciation.

•
Great Plains Energy's pension and post-retirement liability - deferred credits and other liabilities decreased $197.0 million primarily due to an increase in actual return on plan assets as the result of favorable market conditions and an increase in actuarial gain driven by an increase in the discount rate assumption used to determine benefit obligations.

•
Great Plains Energy's long-term debt increased $758.9 million primarily due to the issuance, at a discount, of KCP&L's $300.0 million of 3.15% Senior Notes in March 2013, the remarketing in April 2013 of $112.8 million of EIRR bonds previously held by KCP&L and GMO's issuance of $350.0 million of senior notes in August 2013.

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
Great Plains Energy's liquid resources at December 31, 2013, consisted of $10.6 million of cash and cash equivalents on hand and $1.1 billion of unused bank lines of credit.  The unused lines consisted of $191.0 million from Great Plains Energy's revolving credit facility, $503.0 million from KCP&L's credit facilities and $418.6 million from GMO's credit facilities.  See Note 10 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from short-term debt, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances. Great Plains Energy's intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $113.0 million increase in cash flows from operating activities for Great Plains Energy in 2013 compared to 2012 is primarily due to a $50.3 million increase in net income along with other changes in working capital that are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
The $220.8 million increase in cash flows from operating activities for Great Plains Energy in 2012 compared to 2011 is primarily due to an increase in net income, a decrease in pension and post-retirement benefit funding as a result of revised funding requirements, a decrease in deferred refueling outage costs and the payment in 2011 of $26.1 million for the settlement of forward starting swaps upon the issuance of $350.0 million of 4.85% Senior Notes in May 2011.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $58.8 million in 2013 compared to 2012 primarily due to an increase in cash utility capital expenditures at the Wolf Creek nuclear unit for a back-up diesel generator and pipe replacement for the essential service water system and construction of the SPP-approved regional transmission line from the Iatan generating station to KCP&L's Nashua substation.
Great Plains Energy's utility capital expenditures increased $153.6 million in 2012 compared to 2011 due to an increase in cash utility capital expenditures primarily related to environmental upgrades at KCP&L's La Cygne Station, in addition to normal plant activity.

Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities in 2013 reflect KCP&L's issuance, at a discount, of $300.0 million of 3.15% Senior Notes that mature in 2023 and the remarketing of $112.8 million of EIRR bonds previously held by KCP&L, with the proceeds used to repay short-term borrowings. In August 2013, GMO issued$350.0 million of senior notes and used the proceeds to repay a $248.7 million intercompany loan from Great Plains Energy and repay short-term borrowings. Great Plains Energy used the proceeds from GMO to repay its $250.0 million 2.75% Senior Notes that matured in August 2013.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million in cash proceeds which Great Plains Energy used to make an intercompany loan to GMO.  GMO used the proceeds from the intercompany loan along with increased short-term borrowings to repay its $500 million 11.875% Senior Notes at maturity in July 2012. Great Plains Energy's cash flows from financing activities in 2012 also reflect repayment of KCP&L's $12.4 million of 4.00% EIRR bonds at maturity in January 2012.
Great Plains Energy's cash flows from financing activities in 2011 reflect the issuance, at a discount, of $350.0 million of 4.85% Senior Notes that mature in 2021.  Great Plains Energy used the proceeds to make a ten-year intercompany loan to GMO with GMO using the proceeds to repay $137.3 million of 7.95% Senior Notes and $197.0 million of 7.75% Senior Notes at maturity.  KCP&L purchased in lieu of redemption its $63.3 million EIRR Series 2007A-1, $10.0 million EIRR Series 2007A-2 and $39.5 million EIRR Series 1993B bonds. Also reflected is KCP&L's issuance, at a discount, of $400.0 million of 5.30% Senior Notes that mature in 2041. KCP&L used the proceeds to repay short-term borrowings and its $150.0 million of 6.50% Senior Notes at maturity.
Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy's, KCP&L's and GMO's securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets. The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy's, KCP&L's or GMO's debt, it could increase interest charges under Great Plains Energy's 6.875% Senior Notes due 2017 or Great Plains Energy's, KCP&L's and GMO's revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy's, KCP&L's and GMO's access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy's ability to provide credit support for its subsidiaries.

As of February 26, 2014, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Positive
Corporate Credit Rating	-	BBB
Preferred Stock	Ba1	BB+
Senior Unsecured Debt	Baa2	BBB-

KCP&L
Outlook	Stable	Positive
Senior Secured Debt	A2	A-
Senior Unsecured Debt	Baa1	BBB
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Positive
Senior Unsecured Debt	Baa2	BBB
Commercial Paper	P-2	A-2
A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC. In February 2012, the MPSC authorized KCP&L to issue up to $300.0 million of long-term debt and to enter into interest rate hedging instruments in connection with such debt through December 31, 2013. At December 31, 2013, KCP&L had utilized all of this authorization. KCP&L expects to file a request with the MPSC for authorization to issue long-term debt through December 2015 that would replace the authorization which expired on December 31, 2013.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At December 31, 2013, there was $906.8 million available under this authorization.

In January 2012, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2014, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2013, there was $735.0 million available under this authorization. In January 2014, FERC authorized GMO to have outstanding at any time up to $750.0 million in short-term debt instruments effective March 2014 through March 2016, subject to the same terms as the previous authorization which expires in March 2014.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2013, KCP&L had an outstanding payable to GMO and GMO had an outstanding payable to Great Plains Energy under the money pool of $0.2 million and $9.4 million, respectively.
Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that became effective in March 2012.
In August 2013, GMO entered into a note purchase agreement and issued the following series of unsecured senior notes:

•	$125.0 million 3.49% Senior Notes, Series A, maturing in 2025;

•	$75.0 million 4.06% Senior Notes, Series B, maturing in 2033; and

•	$150.0 million 4.74% Senior Notes, Series C, maturing in 2043.
In June 2012, Great Plains Energy settled the obligations under the purchase contracts underlying its 5.7 million outstanding Equity Units by issuing approximately 17.1 million shares of its common stock in exchange for $287.4 million. The $287.4 million had been raised through the remarketing of subordinated notes that were originally issued as components of the Equity Units as senior notes at a new interest rate.
In May 2011, Great Plains Energy issued $350.0 million of 4.85% unsecured Senior Notes, maturing in 2021. Great Plains Energy settled six FSS simultaneously with the issuance of the debt and paid $26.1 million in cash for the settlement.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that became effective in March 2012.
In March 2013, KCP&L issued, at a discount, $300.0 million of 3.15% unsecured Senior Notes, maturing in 2023.
In April 2013, KCP&L remarketed the following series of EIRR bonds that were previously held by KCP&L:

•	secured Series 1993B EIRR bonds totaling $39.5 million at a fixed rate of 2.95% through maturity;

•
unsecured Series 2007A-1 and 2007A-2 EIRR bonds totaling $10.0 million and $63.3 million, respectively, maturing in 2035 into one series: Series 2007A totaling $73.3 million at a variable rate that will be determined weekly.

In September 2011, KCP&L issued $400.0 million of 5.30% unsecured Senior Notes, maturing in 2041.
Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.

Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding AFUDC to finance construction, were $669.0 million, $610.2 million and $456.6 million in 2013, 2012 and 2011, respectively. Utility capital expenditures projected for the next five years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2014	2015	2016	2017	2018
	(millions)
Generating facilities	$232.7	$220.7	$211.2	$201.8	$224.4
Distribution and transmission facilities	202.0	201.6	200.2	199.9	214.1
General facilities	100.6	78.5	60.3	58.3	22.7
Nuclear fuel	47.4	21.9	21.9	42.1	27.2
Environmental	150.7	147.8	101.5	100.4	99.9
Total utility capital expenditures	$733.4	$670.5	$595.1	$602.5	$588.3
Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).
In 2013 and 2012, the Company contributed $57.4 million and $60.4 million to the pension plans, respectively, and in 2014 the Company expects to contribute $62.8 million to the plans to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2014 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $11.3 million under the provisions of these plans in 2014, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2014	2015	2016	2017	2018	After 2018	Total
Long-term debt	(millions)
Principal	$1.1	$15.1	$1.1	$382.1	$351.1	$2,765.5	$3,516.0
Interest	180.5	180.1	179.7	172.3	146.5	1,254.6	2,113.7
Lease commitments
Operating leases	15.3	13.6	10.0	9.7	9.7	138.6	196.9
Capital leases	0.4	0.4	0.4	0.4	0.4	4.4	6.4
Pension and other post-retirement plans (a)	74.1	74.1	74.1	74.1	74.1	N/A	370.5
Purchase commitments
Fuel	381.8	195.0	143.8	142.8	117.2	90.2	1,070.8
Power	46.4	46.4	46.4	44.8	47.3	604.1	835.4
Capacity	3.3	3.0	1.2	—	—	—	7.5
La Cygne environmental project	205.5	7.3	—	—	—	—	212.8
Non-regulated natural gas transportation	3.5	3.5	3.5	1.0	—	—	11.5
Other	56.2	36.8	27.5	8.1	3.9	46.6	179.1
Total contractual commitments (a)	$968.1	$575.3	$487.7	$835.3	$750.2	$4,904.0	$8,520.6

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2018 but the amounts are not yet determined. Amounts for years after 2014 are estimates based on information available in determining the amount for 2014. Actual amounts for years after 2014 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $0.8 million of net premiums on senior notes. Variable rate interest obligations are based on rates as of December 31, 2013.
Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.0 million per year from 2014 to 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $8.2 million.
The Company expects to contribute $74.1 million to the pension and other post-retirement plans in 2014, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2018 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2014 are estimates based on information available in determining the amount for 2014. Actual amounts for years after 2014 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.5 million for per year from 2014 to 2016 and $1.3 million per year for 2017 and 2018. La Cygne environmental project represents 100% of the contractual commitments related to environmental upgrades at KCP&L's La Cygne Station. KCP&L owns 50% of the La Cygne Station and expects to be reimbursed by the other owner for its 50% share of the costs. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.

At December 31, 2013, the total liability for unrecognized tax benefits for Great Plains Energy was $9.8 million, which is not included in the table above. Great Plains Energy is unable to determine reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. See Note 22 to the consolidated financial statements for information regarding the recognition of tax benefits in the next twelve months, which is not expected to have a cash impact.
Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2013, which do not have a definitive cash payout date and are not included in the table above.
Off-Balance Sheet Arrangements
In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. The majority of these agreements guarantee the Company's own future performance, so a liability for the fair value of the obligation is not recorded.
At December 31, 2013, Great Plains Energy has provided $140.6 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2014 and 2015 and

•	Great Plains Energy guarantees of GMO long-term debt totaling $99.9 million, which includes debt with maturity dates ranging from 2014-2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2013, GMO had $15.0 million of commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment as a result of a downgrade of GMO's credit ratings.
At December 31, 2013, KCP&L had issued letters of credit totaling $3.8 million as credit support to certain counterparties that expire in 2014. KCP&L has issued $148.1 million of letters of credit as credit support for its variable rate EIRR Bond Series 2007A and B that expire in 2018.
KCP&L has bond insurance policies for its EIRR Bond Series 2005 totaling $85.9 million. The insurance agreements between KCP&L and the issuers of the bond insurance policies provide for reimbursement by KCP&L for any amounts the insurers pay under the bond insurance policies. As the insurers' credit ratings are below KCP&L's credit ratings, the bonds are rated at KCP&L's credit ratings.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2013	2012
	(millions)
Operating revenues	$1,671.4	$1,579.9
Fuel	(383.0)	(384.8)
Purchased power	(62.4)	(35.5)
Transmission	(37.3)	(24.0)
Gross margin (a)	1,188.7	1,135.6
Other operating expenses	(627.9)	(605.6)
Voluntary separation program	—	4.3
Depreciation and amortization	(198.3)	(185.6)
Operating income	362.5	348.7
Non-operating income and expenses	11.6	(4.2)
Interest charges	(125.3)	(127.6)
Income tax expense	(79.8)	(75.3)
Net income	$169.0	$141.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L's gross margin and MWhs sold.

		%
Gross Margin (a)	2013	Change	2012
Retail revenues	(millions)
Residential	$621.7	5	$594.0
Commercial	698.5	7	652.6
Industrial	126.6	8	117.0
Other retail revenues	12.8	2	12.5
Kansas property tax surcharge	(1.3)	N/M	4.8
Provision for rate refund	—	N/M	0.1
Fuel recovery mechanism	9.4	53	6.1
Total retail	1,467.7	6	1,387.1
Wholesale revenues	186.7	7	174.5
Other revenues	17.0	(7)	18.3
Operating revenues	1,671.4	6	1,579.9
Fuel	(383.0)	—	(384.8)
Purchased power	(62.4)	76	(35.5)
Transmission	(37.3)	55	(24.0)
Gross margin	$1,188.7	5	$1,135.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

		%
MWh Sales	2013	Change	2012
Retail MWh sales	(thousands)
Residential	5,428	—	5,440
Commercial	7,552	—	7,565
Industrial	1,784	(2)	1,818
Other retail MWh sales	87	(2)	89
Total retail	14,851	—	14,912
Wholesale MWh sales	6,832	(3)	7,067
Total MWh sales	21,683	(1)	21,979
KCP&L's gross margin increased $53.1 million in 2013 compared to 2012 primarily due to:

•	an estimated $90 million increase primarily from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $24 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

•
an estimated $33 million decrease due to unfavorable weather driven by a 27% decrease in cooling degree days partially offset by the impact of favorable weather during the first and fourth quarters of 2013; and

•
an estimated $32 million decrease primarily due to increased purchased power and transmission expense. Purchased power expense increased primarily due to increased MWh purchases under new wind generation power purchase agreements, which are included in new retail rates. Transmission expense increased primarily due to SPP base plan funding transmission charges, of which a portion is included in new retail rates.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $22.3 million in 2013 compared to 2012 primarily due to:

•	a $5.7 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•
a $2.7 million increase relating to solar rebates provided to customers due to the deferral to a regulatory asset for recovery in future rates of $1.6 million in the first quarter of 2012 and $1.1 million of regulatory asset amortization in 2013; and

•	a $6.5 million increase in general taxes driven by increased property taxes.
These increases were partially offset by a $2.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to an unplanned outage in the first quarter of 2012, mainly offset by higher operating and maintenance expenses in 2013.
KCP&L Voluntary Separation Program
In 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization costs increased $12.7 million in 2013 compared to 2012 driven by higher depreciation rates for KCP&L as well as increased depreciation expense for other capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses increased $15.8 million in 2013 compared to 2012 primarily due to a $12.8 million increase in the equity component of AFUDC.

KCP&L Income Tax Expense
KCP&L's income tax expense increased $4.5 million in 2013 compared to 2012 primarily due to increased pre-tax income.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In the ordinary course of business, Great Plains Energy and KCP&L face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, operational and credit risks and are not represented in the following analysis. See Item 1A Risk Factors and Item 7 MD&A for further discussion of risk factors.
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. During the ordinary course of business, under the direction and control of an internal commodity risk committee, Great Plains Energy's and KCP&L's hedging strategies are reviewed to determine the hedging approach deemed appropriate based upon the circumstances of each situation. Though management believes its risk management practices are effective, it is not possible to identify and eliminate all risk. Great Plains Energy and KCP&L could experience losses, which could have a material adverse effect on their results of operations or financial position, due to many factors, including unexpectedly large or rapid movements or disruptions in the energy markets, from regulatory-driven market rule changes and/or bankruptcy or non-performance of customers or counterparties, and/or failure of underlying transactions that have been hedged to materialize.
Hedging Strategies
Derivative instruments are frequently utilized to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments listed and traded on an exchange.
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2013, 5% and 6%, respectively, of Great Plains Energy's and KCP&L's long-term debt was variable rate debt. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 5% and 7%, respectively, at December 31, 2013.
Great Plains Energy had $9.0 million of notes payable outstanding at December 31, 2013. The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy's notes payable interest expense. Assuming that $9.0 million of notes payable was outstanding for all of 2014, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2014.
Great Plains Energy and KCP&L had $108.2 million and $93.2 million, respectively, of commercial paper outstanding at December 31, 2013. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming that $108.2 million and $93.2 million of commercial paper was outstanding for all of 2014 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2014. Assuming that $108.2 million and $93.2 million of commercial paper was outstanding for all of 2014 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $1.1 million for Great Plains Energy and $0.9 million for KCP&L in 2014.

Commodity Risk
Great Plains Energy and KCP&L engage in the wholesale and retail marketing of electricity and are exposed to risk associated with the price of electricity. Exposure to these risks is affected by a number of factors including the quantity and availability of fuel used for generation and the quantity of electricity customers consume. Customers' electricity usage could also vary from year to year based on the weather or other factors. Quantities of fossil fuel used for generation vary from year to year based on the availability, price and deliverability of a given fuel type as well as planned and unplanned outages at facilities that use fossil fuels.
KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity. KCP&L also enters into additional power purchase transactions with the objective of obtaining the most economical energy to meet its physical delivery obligations to customers. KCP&L is required to maintain a capacity margin of at least 12% of its peak summer demand. This net positive supply of capacity and energy is maintained through KCP&L's generation assets and capacity and power purchase agreements to protect KCP&L from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.
KCP&L's sales include the sale of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, the availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% increase in the market price of power could result in a $0.2 million decrease in operating income for 2014 related to purchased power. In 2014, approximately 77% of KCP&L's net MWhs generated are expected to be coal-fired. KCP&L currently has approximately 70% of its coal requirements for 2014 under contract. A hypothetical 10% increase in the market price of coal could result in an approximate $5.6 million increase in fuel expense for 2014. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an immaterial increase in fuel expense for 2014. At December 31, 2013, KCP&L had no hedges for projected natural gas usage for generation requirements to serve KCP&L Missouri retail load and firm MWh sales. KCP&L's Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers. KCP&L's Missouri retail rates do not contain a fuel recovery mechanism, meaning that changes in fuel costs create a regulatory lag.
GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates. Most of the change in market prices for fuel and purchased power is recovered through the FAC, which mitigates GMO's commodity price exposure.
Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2013, was $11.9 million.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2013, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $5.3 million reduction in the value of the decommissioning trust funds at December 31, 2013. A hypothetical 10% decrease in equity prices would have resulted in a $12.8 million reduction in the fair value of the equity securities at December 31, 2013. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2013	2012	2011
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,446.3	$2,309.9	$2,318.0
Operating Expenses
Fuel	539.5	539.5	483.8
Purchased power	125.9	94.0	203.4
Transmission	53.2	35.4	30.2
Utility operating and maintenance expenses	671.4	647.3	658.2
Voluntary separation program	—	(4.3)	12.7
Depreciation and amortization	289.7	272.3	273.1
General taxes	194.4	179.3	170.9
Other	3.0	7.5	5.9
Total	1,877.1	1,771.0	1,838.2
Operating income	569.2	538.9	479.8
Non-operating income	18.4	7.3	5.9
Non-operating expenses	(9.6)	(20.5)	(8.2)
Interest charges	(198.4)	(220.8)	(218.4)
Income before income tax expense and loss from equity investments	379.6	304.9	259.1
Income tax expense	(129.2)	(104.6)	(84.8)
Loss from equity investments, net of income taxes	(0.2)	(0.4)	(0.1)
Net income	250.2	199.9	174.2
Less: Net loss attributable to noncontrolling interest	—	—	0.2
Net income attributable to Great Plains Energy	250.2	199.9	174.4
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$248.6	$198.3	$172.8

Average number of basic common shares outstanding	153.5	145.5	135.6
Average number of diluted common shares outstanding	153.7	147.2	138.7

Basic earnings per common share	$1.62	$1.36	$1.27
Diluted earnings per common share	$1.62	$1.35	$1.25
Comprehensive Income
Net income	$250.2	$199.9	$174.2
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	(0.1)	(5.9)
Income tax benefit	—	—	2.3
Net loss on derivative hedging instruments	—	(0.1)	(3.6)
Reclassification to expenses, net of tax	11.6	12.6	10.4
Derivative hedging activity, net of tax	11.6	12.5	6.8
Defined benefit pension plans
Net gain (loss) arising during period	2.1	(2.3)	(1.2)
Income tax (expense) benefit	(0.9)	0.9	0.4
Net gain (loss) arising during period, net of tax	1.2	(1.4)	(0.8)
Amortization of net losses included in net periodic benefit costs, net of tax	0.3	0.3	0.3
Change in unrecognized pension expense, net of tax	1.5	(1.1)	(0.5)
Total other comprehensive income	13.1	11.4	6.3
Comprehensive income	263.3	211.3	180.5
Less: comprehensive loss attributable to noncontrolling interest	—	—	0.2
Comprehensive income attributable to Great Plains Energy	$263.3	$211.3	$180.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$10.6	$9.3
Funds on deposit	0.8	1.0
Receivables, net	162.2	154.5
Accounts receivable pledged as collateral	175.0	174.0
Fuel inventories, at average cost	76.4	95.1
Materials and supplies, at average cost	152.3	151.3
Deferred refueling outage costs	29.5	11.9
Refundable income taxes	10.5	9.5
Deferred income taxes	80.3	88.5
Assets held for sale (Note 12)	36.2	—
Prepaid expenses and other assets	33.2	28.6
Total	767.0	723.7
Utility Plant, at Original Cost
Electric	11,575.3	11,160.5
Less - accumulated depreciation	4,628.4	4,424.2
Net utility plant in service	6,946.9	6,736.3
Construction work in progress	736.7	584.5
Nuclear fuel, net of amortization of $161.4 and $157.4	62.8	81.3
Total	7,746.4	7,402.1
Investments and Other Assets
Nuclear decommissioning trust fund	183.9	154.7
Regulatory assets	849.7	1,120.9
Goodwill	169.0	169.0
Other	79.4	76.9
Total	1,282.0	1,521.5
Total	$9,795.4	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$9.0	$12.0
Collateralized note payable	175.0	174.0
Commercial paper	108.2	530.1
Current maturities of long-term debt	1.1	263.1
Accounts payable	327.4	330.2
Accrued taxes	29.7	27.1
Accrued interest	45.4	41.5
Accrued compensation and benefits	47.3	44.8
Pension and post-retirement liability	3.2	2.8
Other	23.5	23.9
Total	769.8	1,449.5
Deferred Credits and Other Liabilities
Deferred income taxes	964.8	832.4
Deferred tax credits	127.4	128.8
Asset retirement obligations	158.8	149.3
Pension and post-retirement liability	360.5	557.5
Regulatory liabilities	264.0	283.8
Other	121.0	110.2
Total	1,996.5	2,062.0
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,995,621 and 153,779,806 shares issued, stated value	2,631.1	2,624.7
Retained earnings	871.4	758.8
Treasury stock - 129,290 and 250,236 shares, at cost	(2.8)	(5.1)
Accumulated other comprehensive loss	(25.3)	(38.4)
Total	3,474.4	3,340.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,515.7	2,756.8
Total	7,029.1	6,135.8
Commitments and Contingencies (Note 15)
Total	$9,795.4	$9,647.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2013	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$250.2	$199.9	$174.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	289.7	272.3	273.1
Amortization of:
Nuclear fuel	22.8	24.7	21.4
Other	57.5	36.0	12.7
Deferred income taxes, net	134.0	121.2	111.2
Investment tax credit amortization	(1.7)	(2.4)	(2.2)
Loss from equity investments, net of income taxes	0.2	0.4	0.1
Other operating activities (Note 2)	24.1	11.7	(147.5)
Net cash from operating activities	776.8	663.8	443.0
Cash Flows from Investing Activities
Utility capital expenditures	(669.0)	(610.2)	(456.6)
Allowance for borrowed funds used during construction	(11.8)	(5.3)	(5.8)
Purchases of nuclear decommissioning trust investments	(73.5)	(24.2)	(18.5)
Proceeds from nuclear decommissioning trust investments	70.2	20.9	15.1
Other investing activities	(21.7)	(19.6)	(19.9)
Net cash from investing activities	(705.8)	(638.4)	(485.7)
Cash Flows from Financing Activities
Issuance of common stock	4.9	293.0	5.9
Issuance of long-term debt	762.5	—	747.1
Issuance fees	(9.0)	(2.9)	(10.7)
Repayment of long-term debt	(265.3)	(513.8)	(598.5)
Net change in short-term borrowings	(424.9)	253.1	16.0
Net change in collateralized short-term borrowings	1.0	79.0	—
Dividends paid	(137.3)	(125.5)	(115.1)
Other financing activities	(1.6)	(5.2)	(6.6)
Net cash from financing activities	(69.7)	(22.3)	38.1
Net Change in Cash and Cash Equivalents	1.3	3.1	(4.6)
Cash and Cash Equivalents at Beginning of Year	9.3	6.2	10.8
Cash and Cash Equivalents at End of Year	$10.6	$9.3	$6.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity and Noncontrolling Interest

Year Ended December 31	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,779,806	$2,624.7	136,406,306	$2,330.6	136,113,954	$2,324.4
Issuance of common stock	215,815	4.9	17,373,500	293.0	292,352	5.9
Equity compensation expense, net of forfeitures		0.4		0.3		0.3
Unearned Compensation
Issuance of restricted common stock		(1.8)		(3.3)		(3.5)
Forfeiture of restricted common stock		0.1		1.3		0.9
Compensation expense recognized		2.1		2.3		2.3
Other		0.7		0.5		0.3
Ending balance	153,995,621	2,631.1	153,779,806	2,624.7	136,406,306	2,330.6
Retained Earnings
Beginning balance		758.8		684.7		626.5
Net income attributable to Great Plains Energy		250.2		199.9		174.4
Loss on reissuance of treasury stock		—		(0.2)		(0.7)
Dividends:
Common stock ($0.8825, $0.855 and $0.835 per share)		(135.7)		(123.9)		(113.5)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.3)		(0.1)		(0.4)
Ending balance		871.4		758.8		684.7
Treasury Stock
Beginning balance	(250,236)	(5.1)	(264,567)	(5.6)	(400,889)	(8.9)
Treasury shares acquired	(73,201)	(1.6)	(164,454)	(3.3)	(125,234)	(2.4)
Treasury shares reissued	194,147	3.9	178,785	3.8	261,556	5.7
Ending balance	(129,290)	(2.8)	(250,236)	(5.1)	(264,567)	(5.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(38.4)		(49.8)		(56.1)
Derivative hedging activity, net of tax		11.6		12.5		6.8
Change in unrecognized pension expense, net of tax		1.5		(1.1)		(0.5)
Ending balance		(25.3)		(38.4)		(49.8)
Total Great Plains Energy Common Shareholders' Equity		$3,474.4		$3,340.0		$2,959.9

Noncontrolling Interest
Beginning balance		$—		$1.0		$1.2
Net loss attributable to noncontrolling interest		—		—		(0.2)
Distribution		—		(1.0)		—
Ending balance		$—		$—		$1.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2013	2012	2011
Operating Revenues	(millions)
Electric revenues	$1,671.4	$1,579.9	$1,558.3
Operating Expenses
Fuel	383.0	384.8	333.5
Purchased power	62.4	35.5	70.8
Transmission	37.3	24.0	18.8
Operating and maintenance expenses	475.9	460.1	470.9
Voluntary separation program	—	(4.3)	9.2
Depreciation and amortization	198.3	185.6	193.1
General taxes	152.0	145.5	139.7
Other	—	—	1.1
Total	1,308.9	1,231.2	1,237.1
Operating income	362.5	348.7	321.2
Non-operating income	16.3	4.4	2.9
Non-operating expenses	(4.7)	(8.6)	(3.9)
Interest charges	(125.3)	(127.6)	(115.6)
Income before income tax expense	248.8	216.9	204.6
Income tax expense	(79.8)	(75.3)	(69.1)
Net income	$169.0	$141.6	$135.5
Comprehensive Income
Net income	$169.0	$141.6	$135.5
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	(0.1)	(0.6)
Income tax benefit	—	—	0.2
Net loss on derivative hedging instruments	—	(0.1)	(0.4)
Reclassification to expenses, net of tax	5.6	5.7	5.4
Derivative hedging activity, net of tax	5.6	5.6	5.0
Total other comprehensive income	5.6	5.6	5.0
Comprehensive income	$174.6	$147.2	$140.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.0	$5.2
Funds on deposit	0.7	0.1
Receivables, net	179.6	163.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	50.3	63.6
Materials and supplies, at average cost	109.0	110.1
Deferred refueling outage costs	29.5	11.9
Refundable income taxes	15.1	9.1
Deferred income taxes	—	4.6
Assets held for sale (Note 12)	4.7	—
Prepaid expenses and other assets	27.5	23.8
Total	530.4	501.6
Utility Plant, at Original Cost
Electric	8,274.9	7,971.4
Less - accumulated depreciation	3,518.3	3,374.4
Net utility plant in service	4,756.6	4,597.0
Construction work in progress	660.4	486.5
Nuclear fuel, net of amortization of $161.4 and $157.4	62.8	81.3
Total	5,479.8	5,164.8
Investments and Other Assets
Nuclear decommissioning trust fund	183.9	154.7
Regulatory assets	614.1	853.2
Other	31.0	29.5
Total	829.0	1,037.4
Total	$6,839.2	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2013	2012
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	93.2	361.0
Current maturities of long-term debt	—	0.4
Accounts payable	240.0	254.0
Accrued taxes	23.8	21.9
Accrued interest	29.1	27.7
Accrued compensation and benefits	47.3	44.8
Pension and post-retirement liability	1.9	1.4
Deferred income taxes	1.7	—
Other	13.0	12.8
Total	560.0	834.0
Deferred Credits and Other Liabilities
Deferred income taxes	922.1	836.4
Deferred tax credits	125.3	126.1
Asset retirement obligations	141.7	133.2
Pension and post-retirement liability	339.9	534.5
Regulatory liabilities	168.3	153.0
Other	90.4	88.2
Total	1,787.7	1,871.4
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	636.4	559.4
Accumulated other comprehensive loss	(20.2)	(25.8)
Total	2,179.3	2,096.7
Long-term debt (Note 11)	2,312.2	1,901.7
Total	4,491.5	3,998.4
Commitments and Contingencies (Note 15)
Total	$6,839.2	$6,703.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2013	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$169.0	$141.6	$135.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	198.3	185.6	193.1
Amortization of:
Nuclear fuel	22.8	24.7	21.4
Other	34.3	30.1	29.5
Deferred income taxes, net	92.1	60.2	80.6
Investment tax credit amortization	(1.1)	(1.8)	(1.5)
Other operating activities (Note 2)	(9.2)	27.9	(118.3)
Net cash from operating activities	506.2	468.3	340.3
Cash Flows from Investing Activities
Utility capital expenditures	(521.9)	(482.0)	(336.5)
Allowance for borrowed funds used during construction	(10.6)	(3.7)	(2.9)
Purchases of nuclear decommissioning trust investments	(73.5)	(24.2)	(18.5)
Proceeds from nuclear decommissioning trust investments	70.2	20.9	15.1
Net money pool lending	—	—	12.1
Other investing activities	(12.4)	(11.7)	(9.7)
Net cash from investing activities	(548.2)	(500.7)	(340.4)
Cash Flows from Financing Activities
Issuance of long-term debt	412.5	—	397.4
Repayment of long-term debt	(2.6)	(12.7)	(263.1)
Net change in short-term borrowings	(267.8)	134.0	(36.5)
Net change in collateralized short-term borrowings	—	15.0	—
Net money pool borrowings	(3.6)	(4.7)	6.7
Dividends paid to Great Plains Energy	(92.0)	(96.0)	(100.0)
Issuance fees	(5.7)	—	(6.1)
Other	—	0.1	—
Net cash from financing activities	40.8	35.7	(1.6)
Net Change in Cash and Cash Equivalents	(1.2)	3.3	(1.7)
Cash and Cash Equivalents at Beginning of Year	5.2	1.9	3.6
Cash and Cash Equivalents at End of Year	$4.0	$5.2	$1.9
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		559.4		513.8		478.3
Net income		169.0		141.6		135.5
Dividends:
Common stock held by Great Plains Energy		(92.0)		(96.0)		(100.0)
Ending balance		636.4		559.4		513.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.8)		(31.4)		(36.4)
Derivative hedging activity, net of tax		5.6		5.6		5.0
Ending balance		(20.2)		(25.8)		(31.4)
Total Common Shareholder's Equity		$2,179.3		$2,096.7		$2,045.5
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

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO has two active wholly owned subsidiaries, GMO Receivables Company and MPS Merchant Services, Inc. (MPS Merchant).  MPS Merchant has certain long-term natural gas contracts remaining from its former non-regulated trading operations.

•
GPE Transmission Holding Company, LLC (GPETHC) owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC (AEPTHC), a subsidiary of American Electric Power Company, Inc. GPETHC accounts for its investment in Transource under the equity method. Transource is focused on the development of competitive electric transmission projects.

Each of Great Plains Energy's and KCP&L's consolidated financial statements includes the accounts of their subsidiaries.  Intercompany transactions have been eliminated.
Great Plains Energy's sole reportable business segment is electric utility.  See Note 23 for additional information.
Use of Estimates
The process of preparing financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires the use of estimates and assumptions that affect the reported amounts of certain types of assets, liabilities, revenues and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less at acquisition.
Funds on Deposit
Funds on deposit consist primarily of cash provided to counterparties in support of margin requirements related to commodity purchases, commodity swaps and futures contracts. Pursuant to individual contract terms with counterparties, deposit amounts required vary with changes in market prices, credit provisions and various other factors. Interest is earned on most funds on deposit. Great Plains Energy also holds funds on deposit from counterparties in the same manner. These funds are included in other current liabilities on the consolidated balance sheets.

Fair Value of Financial Instruments
The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.
Nuclear decommissioning trust fund - KCP&L's nuclear decommissioning trust fund assets are recorded at fair value based on quoted market prices of the investments held by the fund and/or valuation models.
Derivative instruments - The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among fuel prices, net of estimated credit risk.
Pension plans - For financial reporting purposes, the market value of plan assets is the fair value. For regulatory reporting purposes, a five-year smoothing of assets is used to determine fair value.
Derivative Instruments
The Company records derivative instruments on the balance sheet at fair value in accordance with GAAP. Great Plains Energy and KCP&L enter into derivative contracts to manage exposure to commodity price and interest rate fluctuations. Derivative instruments designated as normal purchases and normal sales (NPNS) and cash flow hedges are used solely for hedging purposes and are not issued or held for speculative reasons.
The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception. Great Plains Energy and KCP&L may elect the NPNS exception, which requires the effects of the derivative to be recorded when the underlying contract settles. Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. In addition, if a derivative instrument is designated as a cash flow hedge, Great Plains Energy and KCP&L document the method of determining hedge effectiveness and measuring ineffectiveness. See Note 19 for additional information regarding derivative financial instruments and hedging activities.
Great Plains Energy and KCP&L offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable). Great Plains Energy and KCP&L classify cash flows from derivative instruments in the same category as the cash flows from the items being hedged.
Utility Plant
Great Plains Energy's and KCP&L's utility plant is stated at historical cost. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all of KCP&L's utility plant is pledged as collateral for KCP&L's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. Substantially all of GMO's St. Joseph Light & Power division utility plant is pledged as collateral for GMO's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually and averaged 6.1% in 2013, 2.0% in 2012 and 2.9% in 2011 for KCP&L. The rates used to compute gross AFUDC for GMO averaged 2.1% in 2013, 2.4% in 2012 and 5.4% in 2011.

Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2013	2012
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$6,874.6	$6,697.1
Transmission (15 - 70 years)	794.0	754.0
Distribution (8 - 66 years)	3,149.4	3,019.6
General (5 - 50 years)	757.3	689.8
Total (a)	$11,575.3	$11,160.5
(a) Includes $107.8 million and $104.5 million at December 31, 2013 and 2012, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2013	2012
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$5,288.3	$5,140.0
Transmission (15 - 70 years)	433.7	414.7
Distribution (8 - 55 years)	1,970.2	1,893.8
General (5 - 50 years)	582.7	522.9
Total (a)	$8,274.9	$7,971.4
(a) Includes $54.1 million and $54.7 million at December 31, 2013 and 2012, respectively, of land and other assets that are not depreciated.
Depreciation and Amortization
Depreciation and amortization of utility plant other than nuclear fuel is computed using the straight-line method over the estimated lives of depreciable property based on rates approved by state regulatory authorities. Annual depreciation rates average approximately 3%. Nuclear fuel is amortized to fuel expense based on the quantity of heat produced during the generation of electricity.
Great Plains Energy's depreciation expense was $265.4 million, $251.4 million and $239.9 million for 2013, 2012 and 2011, respectively. KCP&L's depreciation expense was $179.2 million, $168.0 million and $162.0 million for 2013, 2012 and 2011, respectively.
Nuclear Plant Decommissioning Costs
Nuclear plant decommissioning cost estimates are based on the immediate dismantlement method and include the costs of decontamination, dismantlement and site restoration. Based on these cost estimates, KCP&L contributes to a tax-qualified trust fund to be used to decommission Wolf Creek Generating Station (Wolf Creek). Related liabilities for decommissioning are included on Great Plains Energy's and KCP&L's balance sheets in Asset Retirement Obligations (AROs).
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 7 for discussion of AROs including those associated with nuclear plant decommissioning costs.
Deferred Refueling Outage Costs
KCP&L uses the deferral method to account for operations and maintenance expenses incurred in support of Wolf Creek's scheduled refueling outages and amortizes them evenly (monthly) over the unit's operating cycle, which is approximately 18 months, until the next scheduled outage. Replacement power costs during an outage are expensed as incurred.

Regulatory Matters
KCP&L and GMO defer items on the balance sheet resulting from the effects of the ratemaking process, which would not be recorded if KCP&L and GMO were not regulated. See Note 5 for additional information concerning regulatory matters.
Revenue Recognition
Great Plains Energy and KCP&L recognize revenues on sales of electricity when the service is provided. Revenues recorded include electric services provided but not yet billed by KCP&L and GMO. Unbilled revenues are recorded for kWh usage in the period following the customers' billing cycle to the end of the month. KCP&L's and GMO's estimate is based on net system kWh usage less actual billed kWhs. KCP&L's and GMO's estimated unbilled kWhs are allocated and priced by regulatory jurisdiction across the rate classes based on actual billing rates.
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of income. KCP&L's gross receipts taxes collected from Missouri customers were $58.9 million, $55.8 million and $55.6 million in 2013, 2012 and 2011, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of income.
Great Plains Energy and KCP&L collect sales taxes from customers and remit to state and local governments. These taxes are presented on a net basis on Great Plains Energy's and KCP&L's statements of income.
Great Plains Energy and KCP&L record sale and purchase activity on a net basis in wholesale revenue or purchased power when transacting with Regional Transmission Organization (RTO)/Independent System Operator (ISO) markets.
Allowance for Doubtful Accounts
This reserve represents estimated uncollectible accounts receivable and is based on management's judgment considering historical loss experience and the characteristics of existing accounts. Provisions for losses on receivables are expensed to maintain the allowance at a level considered adequate to cover expected losses. Receivables are charged off against the reserve when they are deemed uncollectible.
Property Gains and Losses
Net gains and losses from the sale of assets and businesses and from asset impairments are recorded in operating expenses.
Asset Impairments
Long-lived assets and finite-lived intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset to be held and used is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is the excess of the carrying value of the asset over its fair value.
Goodwill and indefinite lived intangible assets are tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual test must be performed at the same time each year. If the fair value of a reporting unit is less than its carrying value including goodwill, an impairment charge for goodwill must be recognized in the financial statements. To measure the amount of the impairment loss to recognize, the implied fair value of the reporting unit goodwill is compared with its carrying value.
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.
Great Plains Energy and KCP&L recognize tax benefits based on a “more-likely-than-not” recognition threshold. In addition, Great Plains Energy and KCP&L recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.
Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of income or loss. KCP&L's income tax provision includes taxes allocated based on its separate company income or loss.
Great Plains Energy and KCP&L have established a net regulatory asset for the additional future revenues to be collected from customers for deferred income taxes. Tax credits are recognized in the year generated except for certain KCP&L and GMO investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.
Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.
Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements and net loss attributable to noncontrolling interest are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock, stock options and Equity Units. Great Plains Energy settled the Equity Units in June 2012.
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2013	2012	2011
Income	(millions, except per share amounts)
Net income	$250.2	$199.9	$174.2
Less: net loss attributable to noncontrolling interest	—	—	(0.2)
Less: preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$248.6	$198.3	$172.8
Common Shares Outstanding
Average number of common shares outstanding	153.5	145.5	135.6
Add: effect of dilutive securities	0.2	1.7	3.1
Diluted average number of common shares outstanding	153.7	147.2	138.7
Basic EPS	$1.62	$1.36	$1.27
Diluted EPS	$1.62	$1.35	$1.25
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	2013	2012	2011
Performance shares	548,242	—	50,897
Restricted stock shares	2,228	3,781	43,641
Stock options	—	—	6,000

Dividends Declared
In February 2014, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.23 per share on Great Plains Energy's common stock.  The common dividend is payable March 20, 2014, to shareholders of record as of February 27, 2014.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable June 1, 2014, to shareholders of record as of May 9, 2014.
In February 2014, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $18 million payable on March 19, 2014.
2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2013	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$(7.1)	$76.8	$3.6
Accounts receivable pledged as collateral	(1.0)	(79.0)	—
Fuel inventories	18.7	(6.1)	(3.9)
Materials and supplies	(1.0)	(11.0)	(7.5)
Accounts payable	26.4	57.3	5.7
Accrued taxes	2.2	(7.8)	1.4
Accrued interest	3.9	(35.2)	1.5
Deferred refueling outage costs	(17.6)	15.6	(17.9)
Pension and post-retirement benefit obligations	31.3	14.4	(56.0)
Allowance for equity funds used during construction	(14.1)	(1.3)	(1.0)
Interest rate hedge settlements	—	—	(26.1)
Fuel recovery mechanism	(1.3)	22.5	(1.7)
Uncertain tax positions	(0.8)	(4.7)	(20.8)
Other	(15.5)	(29.8)	(24.8)
Total other operating activities	$24.1	$11.7	$(147.5)
Cash paid during the period:
Interest	$170.8	$247.9	$254.4
Income taxes	$—	$3.3	$2.8
Non-cash investing activities:
Liabilities accrued for capital expenditures	$48.1	$57.5	$39.7

KCP&L Other Operating Activities
Year Ended December 31	2013	2012	2011
Cash flows affected by changes in:	(millions)
Receivables	$(12.6)	$8.8	$(20.2)
Accounts receivable pledged as collateral	—	(15.0)	—
Fuel inventories	13.3	(4.6)	(14.1)
Materials and supplies	1.1	(9.0)	(6.7)
Accounts payable	7.3	48.3	11.0
Accrued taxes	(3.7)	(2.0)	2.7
Accrued interest	1.4	(2.3)	3.8
Deferred refueling outage costs	(17.6)	15.6	(17.9)
Pension and post-retirement benefit obligations	35.7	18.0	(45.6)
Allowance for equity funds used during construction	(14.1)	(1.3)	(0.7)
Fuel recovery mechanism	(1.8)	5.1	(5.8)
Uncertain tax positions	(10.5)	1.8	(10.4)
Other	(7.7)	(35.5)	(14.4)
Total other operating activities	$(9.2)	$27.9	$(118.3)
Cash paid during the period:
Interest	$111.7	$118.0	$111.3
Income taxes	$4.6	$18.0	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$40.5	$48.4	$32.0
3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2013	2012
Great Plains Energy	(millions)
Customer accounts receivable - billed	$1.5	$—
Customer accounts receivable - unbilled	74.6	58.3
Allowance for doubtful accounts - customer accounts receivable	(2.5)	(2.6)
Other receivables	88.6	98.8
Total	$162.2	$154.5
KCP&L
Customer accounts receivable - billed	$1.3	$—
Customer accounts receivable - unbilled	51.2	42.9
Allowance for doubtful accounts - customer accounts receivable	(1.1)	(1.5)
Intercompany receivables	50.4	40.0
Other receivables	77.8	81.8
Total	$179.6	$163.2
Great Plains Energy's and KCP&L's other receivables at December 31, 2013 and 2012 consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2013 and 2012, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million and $174.0 million, respectively.  At December 31, 2013 and 2012, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
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

2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,517.2)	$1,517.2	$—	$(834.7)	$834.7	$—
Gain (loss) on sale of accounts receivable (a)	(19.2)	19.1	(0.1)	(10.6)	10.5	(0.2)
Servicing fees received (paid)	2.6	(2.6)	—	1.4	(1.4)	—
Fees paid to outside investor	—	(1.2)	(1.2)	—	(0.7)	(1.9)
Cash from customers (transferred) received	(1,516.2)	1,516.2	—	(830.9)	830.9	—
Cash received from (paid for) receivables purchased	1,497.2	(1,497.2)	—	820.5	(820.5)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—

2012	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,436.0)	$1,436.0	$—	$(597.8)	$597.8	$—
Gain (loss) on sale of accounts receivable (a)	(18.2)	18.3	0.1	(7.6)	6.6	(0.9)
Servicing fees received (paid)	2.5	(2.5)	—	0.9	(0.9)	—
Fees paid to outside investor	—	(1.2)	(1.2)	—	(0.5)	(1.7)
Cash from customers (transferred) received	(1,452.4)	1,452.4	—	(524.0)	524.0	—
Cash received from (paid for) receivables purchased	1,434.2	(1,434.2)	—	517.5	(517.5)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—
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
Nuclear Plant Decommissioning Costs
The Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels. The most recent study was submitted to the MPSC and KCC in August 2011 and is the basis for the current cost of decommissioning estimates in the following table. Funding levels included in KCP&L retail rates have not changed.

	Total Station	KCP&L's 47% Share
	(millions)
Current cost of decommissioning (in 2011 dollars)	$630	$296
Future cost of decommissioning (in 2045-2053 dollars) (a)	1,788	840

Annual escalation factor	2.85%
Annual return on trust assets (b)	5.13%
(a) Total future cost over an eight year decommissioning period
(b) The 5.13% rate of return is through 2025. The rate then systematically decreases through 2053 to 0.76% based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.

Nuclear Decommissioning Trust Fund
In 2013 and 2012, KCP&L contributed approximately $3.3 million to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers' rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2013	2012
Decommissioning Trust	(millions)
Beginning balance January 1	$154.7	$135.3
Contributions	3.3	3.3
Earned income, net of fees	2.7	3.0
Net realized gains	1.7	1.0
Net unrealized gains	21.5	12.1
Ending balance December 31	$183.9	$154.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2013				2012
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$83.7	$44.6	$(0.6)	$127.7	$80.6	$21.1	$(1.6)	$100.1
Debt securities	51.0	2.5	(0.7)	52.8	46.6	4.9	(0.1)	51.4
Other	3.4	—	—	3.4	3.2	—	—	3.2
Total	$138.1	$47.1	$(1.3)	$183.9	$130.4	$26.0	$(1.7)	$154.7
The weighted average maturity of debt securities held by the trust at December 31, 2013, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2013	2012	2011
	(millions)
Realized gains	$2.4	$1.7	$1.0
Realized losses	(0.7)	(0.7)	(0.7)

Nuclear Insurance
The owners of Wolf Creek (Owners) maintain nuclear insurance for Wolf Creek for nuclear liability, nuclear property and accidental outage. These policies contain certain industry standard exclusions, including, but not limited to, ordinary wear and tear, and war. The nuclear property insurance programs subscribed to by members of the nuclear power generating industry include industry aggregate limits for acts of terrorism and related losses, including replacement power costs. There is no industry aggregate limit for liability claims related to terrorism, regardless of the number of acts of terrorism affecting Wolf Creek or any other nuclear energy liability policy or the number of policies in place. An industry aggregate limit of $3.2 billion plus any reinsurance recoverable by Nuclear Electric Insurance Limited (NEIL), the Owners' insurance provider, exists for property claims related to nuclear acts of terrorism, including accidental outage power costs for nuclear acts of terrorism affecting Wolf Creek or any other nuclear energy facility property policy within twelve months from the date of the first act. An industry aggregate limit of $1.8 billion exists for property claims related to non-nuclear acts of terrorism. These limits plus any recoverable reinsurance are the maximum amount to be paid to members who sustain losses or damages from these types of terrorist acts. In addition, industry-wide retrospective assessment programs (discussed below) can apply once these insurance programs have been exhausted.
In the event of a catastrophic loss at Wolf Creek, the insurance coverage may not be adequate to cover property damage and extra expenses incurred. Uninsured losses, to the extent not recovered through rates, would be assumed by KCP&L and the other owners and could have a material effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $13.6 billion. This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $13.2 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $127.3 million ($59.8 million, KCP&L's 47% share) per incident at any commercial reactor in the country, payable at no more than $19.0 million ($8.9 million, KCP&L's 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
Nuclear Property Insurance
The Owners carry decontamination liability, premature decommissioning liability and property damage insurance from NEIL for Wolf Creek totaling approximately $2.8 billion ($1.3 billion, KCP&L's 47% share). In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination in accordance with a plan mandated by the NRC. KCP&L's share of any remaining proceeds can be used for further decontamination, property damage restoration and premature decommissioning costs. Premature decommissioning coverage applies only if an accident at Wolf Creek exceeds $500 million in property damage and decontamination expenses, and only after trust funds have been exhausted.
Accidental Nuclear Outage Insurance
The Owners also carry additional insurance from NEIL to cover costs of replacement power and other extra expenses incurred in the event of a prolonged outage resulting from accidental property damage at Wolf Creek.
Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $34.4 million ($16.1 million, KCP&L's 47% share) per policy year.

5. REGULATORY MATTERS
KCP&L Kansas Abbreviated Rate Case Proceedings
In December 2013, KCP&L filed an abbreviated application with KCC to request an increase to its retail revenues of $12.1 million, including the recovery of costs to reflect the completion of certain components of environmental upgrades at the La Cygne Station, construction work in progress for those components of the upgrades still under construction and updates to certain regulatory asset amortizations. The previously approved return on equity and rate-making equity ratio for KCP&L will not be addressed in this case. Testimony from KCC staff and other parties regarding the case is expected in April 2014, with an evidentiary hearing to occur in May 2014. The increase to retail revenues is anticipated to be effective in August 2014.
KCP&L Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $67.4 million effective January 26, 2013. An appeal of the January 9, 2013, MPSC order filed in February 2013 with the Missouri Court of Appeals, Western District (Court of Appeals) by the Missouri Energy Consumers Group (MECG) was dismissed in January 2014. The rates established by the January 9, 2013, MPSC order are effective unless and until modified by the MPSC or stayed by a court.
GMO Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its St. Joseph Light & Power division effective January 26, 2013. Appeals of the January 9, 2013, MPSC order were filed in February 2013 with the Court of Appeals by GMO and MECG regarding various issues. The rates established by the January 9, 2013, MPSC order are effective unless and until modified by the MPSC or stayed by a court.
KCP&L Missouri Energy Efficiency Investment Act Proceedings
In January 2014, KCP&L filed a request with the MPSC seeking to recover costs for new and enhanced demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). If approved, the costs would be deferred to a regulatory asset and recovered through a rider mechanism beginning in June 2015. Testimony from MPSC staff and other parties regarding the case is expected at the end February 2014, with hearings to occur in March 2014. An order is expected in the second quarter of 2014.
KCP&L and GMO Transmission Cost Accounting Authority Order
In September 2013, KCP&L and GMO filed an application with the MPSC requesting an accounting authority order to defer transmission costs above or below the amount included in current base rates, including carrying costs, as a regulatory asset or liability with the recovery from or refund to Missouri retail customers to be determined in the next general rate case for each company. Hearings were held in January 2014 and a final order is expected in the first half of 2014.

Regulatory Assets and Liabilities
Great Plains Energy and KCP&L have recorded assets and liabilities on their consolidated balance sheets resulting from the effects of the ratemaking process, which would not otherwise be recorded if the Companies were not regulated. Regulatory assets represent incurred costs that are probable of recovery from future revenues. Regulatory liabilities represent future reductions in revenues or refunds to customers.
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in KCP&L's and GMO's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to the Companies; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. The Companies' continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to any or all of the Companies' operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2013					2012
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$111.0		$25.4		$136.4	$114.7	$23.7	$138.4
Loss on reacquired debt	7.1	(a)	1.5	(a)	8.6	8.1	2.0	10.1
Cost of removal	1.0		—		1.0	2.8	—	2.8
Asset retirement obligations	34.8		16.0		50.8	31.5	14.9	46.4
Pension and post-retirement costs	310.0	(b)	91.2	(b)	401.2	541.2	129.7	670.9
Deferred customer programs	50.2	(c)	21.8	(d)	72.0	49.8	24.6	74.4
Rate case expenses	3.6	(e)	0.6	(f)	4.2	7.5	1.7	9.2
Fuel recovery mechanism	10.8	(e)	12.8	(e)	23.6	8.9	16.9	25.8
Acquisition transition costs	12.9	(g)	11.0	(g)	23.9	18.7	15.5	34.2
Derivative instruments	—		—		—	—	3.7	3.7
Iatan No. 1 and common facilities depreciation and carrying costs	15.3	(h)	5.7	(h)	21.0	15.9	5.9	21.8
Iatan No. 2 construction accounting costs	29.3	(i)	16.0	(i)	45.3	30.6	16.2	46.8
Kansas property tax surcharge	4.0	(e)	—		4.0	5.4	—	5.4
Solar rebates	13.0	(e)	32.3	(e)	45.3	5.8	10.0	15.8
Voluntary separation program	3.4	(j)	—		3.4	4.3	—	4.3
Other	7.7	(e)	1.3	(e)	9.0	8.0	2.9	10.9
Total	$614.1		$235.6		$849.7	$853.2	$267.7	$1,120.9
Regulatory Liabilities
Emission allowances	$74.0		$—		$74.0	$78.0	$0.1	$78.1
Asset retirement obligations	86.2		—		86.2	63.1	—	63.1
Pension	—		—		—	1.5	44.6	46.1
Cost of removal	—		68.1	(k)	68.1	—	64.0	64.0
Other	8.1		27.6		35.7	10.4	22.1	32.5
Total	$168.3		$95.7		$264.0	$153.0	$130.8	$283.8
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $288.5 million and $57.0 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $15.4 million not included in rate base and amortized over various periods.
(d) $2.1 million not included in rate base and amortized over various periods.
(e) Not included in rate base and amortized over various periods.
(f) Not included in rate base and amortized through 2014.
(g) Not included in rate base and amortized through 2016.
(h) Included in rate base and amortized through 2038.
(i) Included in rate base and amortized through 2058.
(j) Not included in rate base and amortized through 2017.
(k) Estimated cumulative net provision for future removal costs.

6. GOODWILL AND INTANGIBLE ASSETS
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2013. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
Great Plains Energy's and KCP&L's intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$255.4	$(169.9)	$211.2	$(152.9)
Asset improvements	26.5	(4.9)	26.5	(4.2)

KCP&L
Computer software	$231.2	$(156.5)	$189.9	$(142.9)
Asset improvements	11.2	(1.1)	11.2	(0.8)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2013	2012
	(millions)
Great Plains Energy	$17.6	$15.6
KCP&L	14.3	13.2

The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2014 through 2018 for the intangible assets included in the consolidated balance sheets at December 31, 2013.

	2014	2015	2016	2017	2018
	(millions)
Great Plains Energy	$17.2	$15.1	$13.6	$9.5	$6.7
KCP&L	14.0	12.1	10.7	8.4	6.3
7. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement and removal of storage tanks, ash ponds and landfills. GMO has AROs related to asbestos abatement and removal of storage tanks, ash ponds and landfills.
Additionally, certain wiring used in Great Plains Energy's and KCP&L's generating stations include asbestos insulation, which would require special handling if disturbed. Due to the inability to reasonably estimate the quantities or the amount of disturbance that will be necessary during dismantlement at the end of the life of a plant, the fair value of this ARO cannot be reasonably estimated at this time. Management will continue to monitor the obligation and will recognize a liability in the period in which sufficient information becomes available to reasonably estimate its fair value.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2013	2012	2013	2012
	(millions)
Beginning balance	$149.3	$149.6	$133.2	$134.3
Revision in timing and/or estimates	—	(7.7)	—	(7.7)
Settlements	—	(1.8)	—	(1.8)
Accretion	9.5	9.2	8.5	8.4
Ending balance	$158.8	$149.3	$141.7	$133.2

8. PENSION PLANS, OTHER EMPLOYEE BENEFITS AND VOLUNTARY SEPARATION PROGRAM
Great Plains Energy incurs significant costs in providing defined benefit plans for substantially all active and inactive employees, including officers, of KCP&L, GMO and its 47% ownership share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans.  For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement; however, for union employees hired after October 1, 2013, the benefits are derived from a cash balance account formula.  Effective in 2014, the non-union plan was closed to future employees. Great Plains Energy also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and its 47% ownership share of WCNOC.
KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension and post-retirement costs under GAAP and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.
In 2013, 2012 and 2011, Great Plains Energy recorded pension settlement charges of $4.9 million, $0.8 million and $10.1 million, respectively, as a result of accelerated pension distributions. The 2011 distributions were related to the voluntary separation program which is explained in more detail below. The Companies deferred substantially all of the charges as a regulatory asset and will recover it over future periods pursuant to regulatory agreements.

The following pension benefits tables provide information relating to the funded status of all defined benefit pension plans on an aggregate basis as well as the components of net periodic benefit costs. For financial reporting purposes, the market value of plan assets is the fair value. For regulatory reporting purposes, a five-year smoothing of assets is used to determine fair value. Net periodic benefit costs reflect total plan benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1	$1,130.5	$980.6	$186.5	$154.2
Service cost	41.2	35.4	4.4	3.3
Interest cost	47.2	48.9	7.7	7.8
Contribution by participants	—	—	6.2	6.7
Amendments	0.3	1.1	(6.0)	—
Actuarial (gain) loss	(118.4)	127.0	(26.1)	26.7
Benefits paid	(52.9)	(58.1)	(12.2)	(12.2)
Settlements	(40.5)	(4.4)	—	—
PBO at December 31	$1,007.4	$1,130.5	$160.5	$186.5
Change in plan assets
Fair value of plan assets at January 1	$666.4	$591.1	$90.3	$77.4
Actual return on plan assets	70.9	71.2	(2.0)	1.4
Contributions by employer and participants	57.4	60.4	25.0	23.7
Benefits paid	(51.2)	(56.3)	(12.1)	(12.2)
Settlements	(40.5)	—	—	—
Fair value of plan assets at December 31	$703.0	$666.4	$101.2	$90.3
Funded status at December 31	$(304.4)	$(464.1)	$(59.3)	$(96.2)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(2.3)	$(1.9)	$(0.9)	$(0.9)
Noncurrent pension liability and other post-retirement liability	(302.1)	(462.2)	(58.4)	(95.3)
Net amount recognized before regulatory treatment	(304.4)	(464.1)	(59.3)	(96.2)
Accumulated OCI or regulatory asset/liability	368.3	559.5	35.3	70.4
Net amount recognized at December 31	$63.9	$95.4	$(24.0)	$(25.8)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial loss	$147.7	$349.0	$19.2	$43.0
Prior service cost	5.6	7.3	16.6	29.8
Transition obligation	—	—	0.4	0.6
Other	215.0	203.2	(0.9)	(3.0)
Net amount recognized at December 31	$368.3	$559.5	$35.3	$70.4

	Pension Benefits			Other Benefits
	2013	2012	2011	2013	2012	2011
Components of net periodic benefit costs	(millions)
Service cost	$41.2	$35.4	$31.1	$4.4	$3.3	$3.1
Interest cost	47.2	48.9	49.6	7.7	7.8	7.8
Expected return on plan assets	(47.1)	(42.9)	(38.0)	(2.0)	(1.8)	(1.8)
Prior service cost	2.0	4.5	4.6	7.2	7.1	7.2
Recognized net actuarial (gain) loss	54.3	44.5	38.7	1.7	(0.2)	(0.5)
Transition obligation	—	—	—	0.2	1.1	1.3
Settlement charges	4.9	0.8	10.1	—	—	—
Net periodic benefit costs before regulatory adjustment	102.5	91.2	96.1	19.2	17.3	17.1
Regulatory adjustment	(16.8)	(15.5)	(27.9)	(2.4)	1.5	1.1
Net periodic benefit costs	85.7	75.7	68.2	16.8	18.8	18.2
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	(147.0)	97.9	114.8	(22.1)	27.1	6.7
Amortization of gain (loss)	(54.3)	(44.5)	(38.7)	(1.7)	0.2	0.5
Prior service cost	0.3	1.1	—	(6.0)	—	—
Amortization of prior service cost	(2.0)	(4.5)	(4.6)	(7.2)	(7.1)	(7.2)
Amortization of transition obligation	—	—	—	(0.2)	(1.1)	(1.3)
Other regulatory activity	11.8	17.7	17.1	2.1	(1.2)	(1.0)
Total recognized in OCI or regulatory asset/liability	(191.2)	67.7	88.6	(35.1)	17.9	(2.3)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$(105.5)	$143.4	$156.8	$(18.3)	$36.7	$15.9
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2014 are $1.0 million and $49.6 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated prior service cost, net gain and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2014 are $3.1 million, $0.1 million and $0.2 million, respectively.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $889.2 million and $985.8 million at December 31, 2013 and 2012, respectively. Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following table.

	2013	2012
Pension plans with the PBO in excess of plan assets	(millions)
Projected benefit obligation	$1,007.4	$1,130.5
Fair value of plan assets	703.0	666.4
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$889.2	$985.8
Fair value of plan assets	703.0	666.4
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$160.5	$186.5
Fair value of plan assets	101.2	90.3

The GMO Supplemental Executive Retirement Plan (SERP) is reflected as an unfunded ABO of $21.5 million. Great Plains Energy has approximately $17.9 million of assets in a non-qualified trust for this plan as of December 31, 2013, and expects to fund future benefit payments from these assets.
The expected long-term rate of return on plan assets represents Great Plains Energy's estimate of the long-term return on plan assets and is based on historical and projected rates of return for current and planned asset classes in the plans' investment portfolios. Assumed projected rates of return for each asset class were selected after analyzing historical experience and future expectations of the returns of various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolios was developed and adjusted for the effect of projected benefits paid from plan assets and future plan contributions. The following tables provide the weighted-average assumptions used to determine benefit obligations and net costs.

Weighted-average assumptions used to determine the benefit obligation at December 31	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	5.03%	4.17%	4.92%	4.13%
Rate of compensation increase	3.69%	3.69%	3.50%	3.50%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2013	2012	2013		2012
Discount rate	4.17%	5.01%	4.13%		5.03%
Expected long-term return on plan assets	7.24%	7.29%	2.62%	*	2.59%	*
Rate of compensation increase	3.69%	4.08%	3.50%		4.07%
*after tax
Great Plains Energy expects to contribute $62.8 million to the pension plans in 2014 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $11.3 million to other post-retirement benefit plans in 2014, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2023.

	Pension Benefits	Other Benefits
	(millions)
2014	$67.0	$7.8
2015	65.3	8.3
2016	69.1	8.9
2017	71.9	9.3
2018	73.6	9.7
2019-2023	401.3	52.1

Pension plan assets are managed in accordance with prudent investor guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 25% U.S. large cap and small cap equity securities, 23% international equity securities, 35% fixed income securities, 7% real estate, 6% commodities and 4% hedge funds. Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.
The fair values of Great Plains Energy's pension plan assets at December 31, 2013 and 2012, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$193.7	$80.5	$113.2	$—
International (b)	167.1	39.9	127.2	—
Real estate (c)	49.1	—	5.4	43.7
Commodities (d)	34.8	—	34.8	—
Fixed income securities
Fixed income funds (e)	181.3	27.1	154.2	—
U.S. Treasury	2.6	2.6	—	—
U.S. Agency, state and local obligations	17.1	—	17.1	—
U.S. corporate bonds (f)	25.6	—	25.6	—
Foreign corporate bonds	2.3	—	2.3	—
Hedge funds (g)	23.1	—	—	23.1
Cash equivalents	3.0	3.0	—	—
Other	3.3	—	3.3	—
Total	$703.0	$153.1	$483.1	$66.8

		Fair Value Measurements Using
Description	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$169.6	$69.7	$99.9	$—
International (b)	151.2	36.6	114.6	—
Real estate (c)	43.4	—	5.0	38.4
Commodities (d)	37.3	—	37.3	—
Fixed income securities
Fixed income funds (e)	182.1	35.0	147.1	—
U.S. Treasury	4.5	4.5	—	—
U.S. Agency, state and local obligations	19.6	—	19.6	—
U.S. corporate bonds (f)	28.9	—	28.9	—
Foreign corporate bonds	2.6	—	2.6	—
Hedge funds (g)	21.6	—	—	21.6
Total	$660.8	$145.8	$455.0	$60.0
Cash equivalents	5.6
Total Pension Plans	$666.4
(a) At December 31, 2013 and 2012, this category is comprised of $80.5 million and $69.7 million, respectively, of traded mutual funds valued at daily listed prices and $113.2 million and $99.9 million, respectively, of institutional common/collective trust funds valued at Net Asset Value (NAV) per share.
(b) At December 31, 2013 and 2012, this category is comprised of $39.9 million and $36.6 million, respectively, of traded mutual funds valued at daily listed prices and $127.2 million and $114.6 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.
(c) This category is comprised of institutional common/collective trust funds and a limited partnership valued at NAV on a quarterly basis.
(d) This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e) At December 31, 2013 and 2012, this category is comprised of $27.1 million and $35.0 million, respectively, of traded mutual funds valued at daily listed prices and $154.2 million and $147.1 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.
(f) At December 31, 2013 and 2012, this category is comprised of $20.1 million and $21.5 million, respectively, of corporate bonds, $3.6 million and $5.2 million, respectively, of collateralized mortgage obligations and $1.9 million and $2.2 million, respectively, of other asset-backed securities.
(g) This category is comprised of closely-held limited partnerships valued at NAV on a quarterly basis.
The following tables reconcile the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2013 and 2012.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Total
	(millions)
Balance January 1, 2013	$38.4	$21.6	$60.0
Actual return on plan assets
Relating to assets still held	4.6	1.5	6.1
Purchase, sales and settlements	0.7	—	0.7
Balance December 31, 2013	$43.7	$23.1	$66.8

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Total
	(millions)
Balance January 1, 2012	$34.7	$21.7	$56.4
Actual return on plan assets
Relating to assets still held	1.6	0.6	2.2
Relating to assets sold	1.3	(0.4)	0.9
Purchase, sales and settlements	0.8	(0.3)	0.5
Balance December 31, 2012	$38.4	$21.6	$60.0
Other post-retirement plan assets are also managed in accordance with prudent investor guidelines contained in the ERISA requirements. The investment strategy supports the objective of the funds, which is to preserve capital, maintain sufficient liquidity and earn a consistent rate of return. Other post-retirement plan assets are invested primarily in fixed income securities, which may include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds, as well as domestic and international equity funds.
The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2013 and 2012, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$2.2	$2.2	$—	$—
Fixed income securities
Fixed income fund (a)	74.6	0.2	74.4	—
U.S. Treasury	1.5	1.5	—	—
U.S. Agency, state and local obligations	4.4	—	4.4	—
U.S. corporate bonds (b)	8.6	—	8.6	—
Foreign corporate bonds	1.0	—	1.0	—
Cash equivalents	8.6	8.6	—	—
Other	0.3	—	0.3	—
Total	$101.2	$12.5	$88.7	$—

		Fair Value Measurements Using
Description	December 31 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$1.7	$1.7	$—	$—
Fixed income securities
U.S. Treasury	13.7	13.7	—	—
U.S. Agency, state and local obligations	28.6	—	28.6	—
U.S. corporate bonds (b)	20.1	—	20.1	—
Foreign corporate bonds	2.2	—	2.2	—
Mutual funds	0.2	0.2	—	—
Total	$66.5	$15.6	$50.9	$—
Cash equivalents	23.8
Total Other Post-Retirement Benefit Plans	$90.3
(a) This category is comprised of $74.4 million of an institutional common/collective trust fund valued at daily NAV per share and $0.2 million of traded mutual funds valued at daily listed prices.
(b) At December 31, 2013 and 2012, this category is comprised of $7.1 million and $17.1 million, respectively, of corporate bonds, $0.3 million and $1.4 million, respectively, of collateralized mortgage obligations and $1.2 million and $1.6 million, respectively, of other asset-backed securities.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trends assumed for 2013 and 2014 were 7.5% and 7.0%, respectively, with the rate declining through 2018 to the ultimate cost trend rate of 5%. The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by Great Plains Energy.
The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2013, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$1.1	$(1.0)
Effect on post-retirement benefit obligation	8.8	(7.3)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $9.6 million in 2013 and $9.2 million in 2012 and 2011. KCP&L's annual cost of the plans was approximately $7.0 million in 2013 and $6.7 million in 2012 and 2011.
Voluntary Separation Program
In 2011, Great Plains Energy executed an organizational realignment and voluntary separation program to assist in the management of overall costs within the level reflected in the Company's retail electric rates and to enhance organizational efficiency.  Great Plains Energy and KCP&L recorded expense of $12.7 million and $9.2 million, respectively, in 2011 related to this voluntary separation program reflecting severance and related payroll taxes provided to employees who elected to voluntarily separate from the Company.  In 2012, KCP&L deferred $4.3 million of expense related to the voluntary separation program to a regulatory asset for recovery in rates beginning January 1, 2013, pursuant to KCP&L's December 2012 KCC rate order.

9. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants for the withholding of taxes and held in treasury, or both, and does not expect to repurchase common shares during 2014 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2013	2012	2011
Great Plains Energy	(millions)
Equity compensation expense	$5.6	$3.3	$5.2
Income tax benefit	1.9	1.4	1.9
KCP&L
Equity compensation expense	$4.0	$2.3	$3.5
Income tax benefit	1.3	1.0	1.3
Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Board. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy's performance over stated performance periods. Compensation expense for performance shares is calculated by taking the change in fair value between reporting periods for the portion for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2013, inputs for expected volatility, dividend yield and risk-free rates were 19%, 3.88%, and 0.35%, respectively.

Performance share activity is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2013	370,560	$23.05
Granted	226,967	24.17
Earned	(104,453)	23.37
Forfeited	(11,523)	22.82
Performance adjustment	(51,542)	23.37
Ending balance December 31, 2013	430,009	23.52
* weighted-average
At December 31, 2013, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted was $24.17, $19.37 and $26.15 in 2013, 2012 and 2011, respectively. At December 31, 2013, there was $5.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid in 2013 was $2.4 million. There were no performance shares earned and paid in 2012. The total fair value of performance shares earned and paid in 2011 was $0.8 million.
Restricted Stock
Restricted stock cannot be sold or otherwise transferred by the recipient prior to vesting and has a value equal to the fair market value of the shares on the issue date. Restricted stock shares vest over a stated period of time with accruing reinvested dividends subject to the same restrictions. Compensation expense, calculated by multiplying shares by the grant-date fair value related to restricted stock, is recognized over the stated vesting period. Restricted stock activity is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2013	277,439	$19.03
Granted and issued	79,645	22.47
Vested	(64,405)	17.88
Forfeited	(4,142)	21.44
Ending balance December 31, 2013	288,537	20.18
* weighted-average
At December 31, 2013, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $22.47, $19.75 and $19.03 in 2013, 2012 and 2011, respectively.  At December 31, 2013, there was $2.2 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $1.2 million, $3.3 million and $2.6 million in 2013, 2012 and 2011, respectively.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy's common stock as part of their annual retainer. Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board or such other time as elected by each director. Director Deferred Share Units have a value equal to the market value of Great Plains Energy's common stock on the grant date with accruing dividends. Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date. The total fair value of shares of Director Deferred Share Units issued was insignificant for 2013 and 2012. Director Deferred Share Units activity is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance January 1, 2013	69,818	$20.36
Issued	20,302	22.95
Ending balance December 31, 2013	90,120	20.94
* weighted-average
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2018.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2013, Great Plains Energy was in compliance with this covenant.  At December 31, 2013, Great Plains Energy had $9.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued no letters of credit under the credit facility.  At December 31, 2012, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued letters of credit totaling $1.8 million under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2013, KCP&L was in compliance with this covenant.  At December 31, 2013, KCP&L had $93.2 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, KCP&L had $361.0 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $13.9 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2013, GMO was in compliance with this covenant.  At December 31, 2013, GMO had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $16.4 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2012, GMO had $169.1 million of commercial paper outstanding at a weighted-average interest rate of 0.94%, had issued letters of credit totaling $15.1 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2013	2012
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$106.9
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
5.375% Series 2007B		—	73.2
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.07% Series 2007A and 2007B(c)	2035	146.5	—
2.875% Series 2008	2038	23.4	23.4
Other		—	2.6
Current maturities		—	(0.4)
Unamortized discount		(4.1)	(4.0)
Total KCP&L excluding current maturities		2,312.2	1,901.7
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2014-2021	9.0	10.1
GMO Pollution Control Bonds
0.113% Wamego Series 1996(c)	2026	7.3	7.3
0.113% State Environmental 1993(c)	2028	5.0	5.0
5.85% SJLP Pollution Control		—	5.6
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	—
4.06% Series B	2033	75.0	—
4.74% Series C	2043	150.0	—
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
7.16% Series		—	6.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series (7.34% rate)(b)	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
2.75% Series (3.67% rate)(b)		—	250.0
Current maturities		(1.1)	(262.7)
Unamortized discount and premium, net		4.9	5.4
Total Great Plains Energy excluding current maturities		$3,515.7	$2,756.8

(a)	Weighted-average interest rates at December 31, 2013

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2013	2012	2011
	(millions)
KCP&L	$3.2	$2.9	$3.6
Other Great Plains Energy	2.5	2.6	4.5
Total Great Plains Energy	$5.7	$5.5	$8.1
KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture). The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant. Mortgage bonds totaling $596.4 million and $630.1 million were outstanding at December 31, 2013 and 2012, respectively.
KCP&L Municipal Bond Insurance Policies
KCP&L's secured and unsecured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2013, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured Series 2005 EIRR bonds also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
KCP&L Senior Notes
In March 2013, KCP&L issued, at a discount, $300.0 million of 3.15% unsecured Senior Notes, maturing in 2023.
EIRR Bond Remarketing
In April 2013, KCP&L remarketed the following series of EIRR bonds:

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
GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on substantially all of GMO's St. Joseph Light & Power division utility plant. Mortgage bonds totaling $9.0 million and $10.1 million, respectively, were outstanding at December 31, 2013 and 2012.
GMO Pollution Control Bonds
In February 2013, GMO repaid its $5.6 million 5.85% SJLP Pollution Control bonds at maturity. In January 2014, GMO made an early repayment of its $7.3 million Wamego Series 1996 and $5.0 million State Environmental 1993 tax-exempt bonds.
GMO Senior Notes
In August 2013, GMO entered into a note purchase agreement and issued the following series of unsecured senior notes:

•	$125.0 million 3.49% Senior Notes, Series A, maturing in 2025;

•	$75.0 million 4.06% Senior Notes, Series B, maturing in 2033; and

•	$150.0 million 4.74% Senior Notes, Series C, maturing in 2043.
Under the terms of the note purchase agreement, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2013, GMO was in compliance with these covenants.
GMO Medium Term Notes
In November 2013, GMO repaid its $6.0 million 7.16% Medium Term Notes at maturity.
Great Plains Energy Senior Notes
In August 2013, Great Plains Energy repaid its $250.0 million 2.75% Senior Notes at maturity.
Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2014	2015	2016	2017	2018
	(millions)
Great Plains Energy	$1.1	$15.1	$1.1	$382.1	$351.1
KCP&L	—	14.0	—	281.0	350.0

12. ASSETS HELD FOR SALE
At December 31, 2013, Great Plains Energy and KCP&L had $36.2 million and $4.7 million, respectively, of assets held for sale related to the construction of two Southwest Power Pool, Inc. (SPP)-approved regional transmission projects, consisting of an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation and the Missouri portion of an approximately 180-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska. In December 2013, FERC accepted the SPP's approval of the novation of these transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource. The sale of the assets, at cost, to Transource Missouri was completed in January 2014, resulting in no gain or loss on the sale.

13. COMMON SHAREHOLDERS' EQUITY
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that became effective in March 2012.
Great Plains Energy has 6.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2013, 1.4 million shares remained available for future issuances.
Great Plains Energy has 14.3 million shares of common stock registered with the SEC for a defined contribution savings plan. Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2013, 1.6 million shares remained available for future issuances.
Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company's Long-Term Incentive Plan.
Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress). Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.
As of December 31, 2013, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2013. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.
14. PREFERRED STOCK
At December 31, 2013, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy's articles of incorporation. All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value. If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices. If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.
15. COMMITMENTS AND CONTINGENCIES
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

Great Plains Energy's and KCP&L's current estimate of capital expenditures (exclusive of AFUDC and property taxes) to comply with current final environmental regulations where the timing is certain is approximately $700 million. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from the cost estimate provided.

The current estimate of approximately $700 million of capital expenditures reflects costs to install environmental equipment at KCP&L's La Cygne Nos. 1 and 2 by June 2015 to comply with the Best Available Retrofit Technology (BART) rule and environmental upgrades at other coal-fired generating units through 2016 to comply with the Mercury and Air Toxics Standards (MATS) rule.

In September 2011, KCP&L commenced construction of the La Cygne projects and at December 31, 2013, had incurred approximately $377 million of cash capital expenditures, which is included in the approximate $700 million estimate above.

Great Plains Energy and KCP&L estimate that other capital projects at coal-fired generating units for compliance with the Clean Air Act and Clean Water Act based on proposed regulations or final regulations with implementation plans not yet finalized where the timing is uncertain could be approximately $600 million to $800 million for Great Plains Energy, which includes approximately $350 million to $450 million for KCP&L. These other projects are not included in the approximately $700 million estimated cost of compliance discussed above.

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
Best Available Retrofit Technology (BART) Rule
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
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals), and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule allows three to four years for compliance.
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
Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws or regulations could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 25 million tons and 18 million tons per year for Great Plains Energy and KCP&L, respectively.
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
(1) issue a proposed and final rule addressing new units in a timely fashion;
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
KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar requirement, through 2035.  KCP&L and GMO project that the acquisition of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2023.
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

In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment).  The EPA agreed to finalize the rule by April 2014.  Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
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
The proposal includes a variety of options to reduce pollutants that are discharged into waterways from coal ash, air pollution control waste and other waste from steam electric power plants. Depending on the option, the proposed rule would establish new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, combustion residual leachate from landfills and surface impoundments, and non-chemical metal cleaning wastes.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate CCRs under the RCRA to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate CCRs as special wastes under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted.

Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), hold current and previous owners or operators of contaminated facilities and persons who arranged for the disposal or treatment of hazardous substances liable for the cost of investigation and cleanup.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO is named as a potentially responsible party at a disposal site for polychlorinated biphenyl (PCB) contamination, and retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.
At December 31, 2013 and 2012, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at December 31, 2013 and 2012, Great Plains Energy had $1.4 million and $2.0 million, respectively, accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $1.3 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2013	2012	2011
	(millions)
Great Plains Energy	$18.5	$21.8	$20.9
KCP&L	16.0	17.7	17.0

Great Plains Energy's and KCP&L's contractual commitments at December 31, 2013, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2014	2015	2016	2017	2018	After 2018	Total
Lease commitments	(millions)
Operating lease	$15.3	$13.6	$10.0	$9.7	$9.7	$138.6	$196.9
Capital lease	0.4	0.4	0.4	0.4	0.4	4.4	6.4
Purchase commitments
Fuel	381.8	195.0	143.8	142.8	117.2	90.2	1,070.8
Power	46.4	46.4	46.4	44.8	47.3	604.1	835.4
Capacity	3.3	3.0	1.2	—	—	—	7.5
La Cygne environmental project	205.5	7.3	—	—	—	—	212.8
Non-regulated natural gas transportation	3.5	3.5	3.5	1.0	—	—	11.5
Other	56.2	36.8	27.5	8.1	3.9	46.6	179.1
Total contractual commitments	$712.4	$306.0	$232.8	$206.8	$178.5	$883.9	$2,520.4

KCP&L
	2014	2015	2016	2017	2018	After 2018	Total
Lease commitments	(millions)
Operating lease	$13.5	$12.2	$9.9	$9.7	$9.7	$138.6	$193.6
Capital lease	0.2	0.2	0.2	0.2	0.2	2.2	3.2
Purchase commitments
Fuel	294.3	148.4	113.2	117.4	90.8	90.2	854.3
Power	34.8	34.8	34.8	34.8	34.8	429.4	603.4
Capacity	2.9	3.0	1.2	—	—	—	7.1
La Cygne environmental project	205.5	7.3	—	—	—	—	212.8
Other	54.0	27.1	26.7	7.2	3.0	38.1	156.1
Total contractual commitments	$605.2	$233.0	$186.0	$169.3	$138.5	$698.5	$2,030.5
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $2.0 million per year from 2014 to 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $8.2 million.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.5 million from 2014 to 2016 and $1.3 million per year for 2017 and 2018. La Cygne environmental project represents 100% of the contractual commitments related to environmental upgrades at KCP&L's La Cygne Station. KCP&L owns 50% of the La Cygne Station and expects to be reimbursed by the other owner for its 50% share of the costs. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.

16. LEGAL PROCEEDINGS
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
In December 2001, various parties appealed the July 2001 FERC order to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking review of a number of issues, including expansion of the refund period to include periods prior to October 2, 2000 (the Summer Period).  MPS Merchant was a net seller of power during the Summer Period.  On August 2, 2006, the Ninth Circuit issued an order finding, among other things, that FERC did not provide a sufficient justification for refusing to exercise its remedial authority under the Federal Power Act to determine whether market participants violated FERC-approved tariffs during the Summer Period.  The court remanded the matter to FERC for further consideration.  If FERC determines that MPS Merchant violated then-existing tariffs or laws during the Summer Period and that such violations affected market clearing prices in California, MPS Merchant could be found to owe refunds. Due to the uncertainties remaining in the case, the potential refund or range of potential refunds owed by MPS Merchant are not reasonably estimable.

17. GUARANTEES
In the ordinary course of business, Great Plains Energy and certain of its subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Such agreements include, for example, guarantees and letters of credit. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the subsidiary's intended business purposes. The majority of these agreements guarantee the Company's own future performance, so a liability for the fair value of the obligation is not recorded.
At December 31, 2013, Great Plains Energy has provided $140.6 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2014 and 2015 and

•	Great Plains Energy guarantee of GMO long-term debt totaling $99.9 million, which includes debt with maturity dates ranging from 2014-2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2013, GMO had $15.0 million of commercial paper outstanding.
18. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $223.6 million for 2013, $207.9 million for 2012 and $202.7 million for 2011.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $25.6 million, $29.4 million and $18.2 million in 2013, 2012 and 2011, respectively.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2013, KCP&L had a money pool payable to GMO of $0.2 million. At December 31, 2012, KCP&L had a money pool payable to Great Plains Energy of $3.8 million.  The following table summarizes KCP&L's related party net receivables.

	December 31
	2013	2012
	(millions)
Net receivable from GMO	$32.7	$26.2
Net receivable from Great Plains Energy	17.5	13.8
19. DERIVATIVE INSTRUMENTS
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2013, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy is to use derivative instruments, as needed, in order to mitigate its exposure to market price fluctuations on a portion of its projected natural gas purchases to meet generation requirements for retail and firm wholesale sales. KCP&L designates these natural gas hedges as cash flow hedges. The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to OCI for the effective portion of the hedge. To the extent the hedges are not effective, any ineffective portion of the change in fair market value would be recorded currently in fuel expense.  At December 31, 2013, KCP&L had no hedges for its projected natural gas usage for retail load and firm MWh sales.  KCP&L has not recorded any ineffectiveness on natural gas hedges in 2013, 2012 or 2011.
Additionally, KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power prices. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.

KCP&L and GMO have Transmission Congestion Rights (TCR) that were acquired in the initial auction for the SPP Integrated Marketplace during the fourth quarter of 2013. KCP&L and GMO will utilize the TCRs to hedge against congestion costs and protect load prices when the SPP Integrated Marketplace begins operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair value of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income. At December 31, 2013, there was no change in the fair value since the initial SPP Integrated Marketplace auction.

GMO's risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At December 31, 2013, GMO had financial contracts in place to hedge approximately 40% and 6% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2014 and 2015, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO's FAC.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	December 31
	2013		2012
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	19.3	(0.6)	17.9	(2.8)
Forward contracts
Non-hedging derivatives	47.7	5.2	65.5	6.5
Transmission congestion rights
Non-hedging derivatives	22.9	1.7	—	—
Option contracts
Non-hedging derivatives	4.8	1.2	—	—
KCP&L
Futures contracts
Cash flow hedges	$—	$—	$1.0	$(0.2)
Non-hedging derivatives	7.7	(0.2)	—	—
Transmission congestion rights
Non-hedging derivatives	18.0	1.1	—	—

The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The tables contain both derivative instruments designated as hedging instruments as well as non-hedging derivatives under GAAP.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	8.5	1.0

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Other	$—	$0.2
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	6.5	2.8
Total Derivatives		$6.5	$3.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2013	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$1.2	$0.3

December 31, 2012
Derivatives Designated as Hedging Instruments
Commodity contracts	Other	$—	$0.2
The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013	(millions)
Derivative assets	$8.5	$(0.7)	$7.8	$—	$—	$7.8
Derivative liabilities	1.0	(0.9)	0.1	—	—	0.1
December 31, 2012
Derivative assets	$6.5	$—	$6.5	$—	$—	$6.5
Derivative liabilities	3.0	(3.0)	—	—	—	—

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013	(millions)
Derivative assets	$1.2	$(0.1)	$1.1	$—	$—	$1.1
Derivative liabilities	0.3	(0.3)	—	—	—	—
December 31, 2012
Derivative liabilities	$0.2	$(0.2)	$—	$—	$—	$—
The following tables summarize the amount of gain (loss) recognized in OCI or earnings for interest rate and commodity hedges.

Great Plains Energy
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(18.6)
Commodity contracts	—	Fuel	(0.3)
Income tax benefit	—	Income tax benefit	7.3
Total	$—	Total	$(11.6)
2012
Interest rate contracts	$—	Interest charges	$(20.2)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	8.1
Total	$(0.1)	Total	$(12.6)

KCP&L
Derivatives in Cash Flow Hedging Relationship
		Gain (Loss) Reclassified from
		Accumulated OCI into Income
		(Effective Portion)
	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Income Statement Classification	Amount
2013	(millions)		(millions)
Interest rate contracts	$—	Interest charges	$(8.8)
Commodity contracts	—	Fuel	(0.3)
Income tax benefit	—	Income tax benefit	3.5
Total	$—	Total	$(5.6)
2012
Interest rate contracts	$—	Interest charges	$(8.7)
Commodity contracts	(0.1)	Fuel	(0.5)
Income tax benefit	—	Income tax benefit	3.5
Total	$(0.1)	Total	$(5.7)
The following table summarizes the amount of loss recognized in a regulatory asset or earnings for GMO utility commodity hedges.  GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss) Recognized in Regulatory Asset on Derivatives	Income Statement Classification	Amount
2013	(millions)		(millions)
Commodity contracts	$2.0	Fuel	$(1.9)
Total	$2.0	Total	$(1.9)
2012
Commodity contracts	$(2.7)	Fuel	$(6.6)
Total	$(2.7)	Total	$(6.6)
Great Plains Energy's income statement reflects the gain (loss) for the change in fair value of commodity contract derivatives not designated as hedging instruments of $(0.5) million for 2013 and $1.3 million for 2012. KCP&L's income statement reflects the gain for the change in fair value of commodity contract derivatives not designated as hedging instruments of $0.8 million for 2013.

The amounts recorded in accumulated OCI related to the cash flow hedges are summarized in the following table.

	Great Plains Energy		KCP&L
	December 31		December 31
	2013	2012	2013	2012
	(millions)
Current assets	$9.9	$10.6	$9.9	$10.6
Current liabilities	(48.9)	(68.4)	(43.1)	(52.8)
Noncurrent liabilities	—	(0.1)	—	(0.1)
Deferred income taxes	15.2	22.5	13.0	16.5
Total	$(23.8)	$(35.4)	$(20.2)	$(25.8)
Great Plains Energy's accumulated OCI in the table above at December 31, 2013, includes $17.1 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI in the table above at December 31, 2013, includes $8.7 million that is expected to be reclassified to expenses over the next twelve months.
20. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At December 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At December 31, 2012, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.0 billion and $3.5 billion, respectively. At December 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively. At December 31, 2012, the book value and fair value of KCP&L's long-term debt, including current maturities, were $1.9 billion and $2.2 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31 2013	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$127.7	$—	$127.7	$—	$—
Debt securities
U.S. Treasury	21.2	—	21.2	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.9	—	—	3.9	—
Corporate bonds	24.4	—	—	24.4	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	3.8	—	3.8	—	—
Other	(0.4)	—	—	(0.4)	—
Total nuclear decommissioning trust	183.9	—	152.7	31.2	—
Self-insured health plan trust (b)
Equity securities	0.9	—	0.9	—	—
Debt securities	9.3	—	0.5	8.8	—
Cash and cash equivalents	3.4	—	3.4	—	—
Other	1.2	—	—	1.2	—
Total self-insured health plan trust	14.8	—	4.8	10.0	—
Derivative instruments (c)	1.1	(0.1)	0.1	—	1.1
Total	199.8	(0.1)	157.6	41.2	1.1
Liabilities
Derivative instruments (c)	—	(0.3)	0.3	—	—
Total	$—	$(0.3)	$0.3	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$6.7	$(0.6)	$0.2	$4.9	$2.2
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.6	—	—	18.6	—
Total SERP rabbi trusts	18.7	—	0.1	18.6	—
Total	25.4	(0.6)	0.3	23.5	2.2
Liabilities
Derivative instruments (c)	0.1	(0.6)	0.6	0.1	—
Total	$0.1	$(0.6)	$0.6	$0.1	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$183.9	$—	$152.7	$31.2	$—
Self-insured health plan trust (b)	14.8	—	4.8	10.0	—
Derivative instruments (c)	7.8	(0.7)	0.3	4.9	3.3
SERP rabbi trusts (d)	18.7	—	0.1	18.6	—
Total	225.2	(0.7)	157.9	64.7	3.3
Liabilities
Derivative instruments (c)	0.1	(0.9)	0.9	0.1	—
Total	$0.1	$(0.9)	$0.9	$0.1	$—

Description	December 31 2012	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$100.1	$—	$100.1	$—	$—
Debt securities
U.S. Treasury	18.5	—	18.5	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.3	—	—	3.3	—
Corporate bonds	26.8	—	—	26.8	—
Other	0.3	—	—	0.3	—
Total nuclear decommissioning trust	151.8	—	118.6	33.2	—
Total	151.8	—	118.6	33.2	—
Liabilities
Derivative instruments (c)	—	(0.2)	0.2	—	—
Total	$—	$(0.2)	$0.2	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$6.5	$—	$—	$4.2	$2.3
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	20.2	—	—	20.2	—
Total SERP rabbi trusts	20.3	—	0.1	20.2	—
Total	26.8	—	0.1	24.4	2.3
Liabilities
Derivative instruments (c)	—	(2.8)	2.8	—	—
Total	$—	$(2.8)	$2.8	$—	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$151.8	$—	$118.6	$33.2	$—
Derivative instruments (c)	6.5	—	—	4.2	2.3
SERP rabbi trusts (d)	20.3	—	0.1	20.2	—
Total	178.6	—	118.7	57.6	2.3
Liabilities
Derivative instruments (c)	—	(3.0)	3.0	—	—
Total	$—	$(3.0)	$3.0	$—	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models. The total does not include $2.9 million of cash and cash equivalents at December 31, 2012.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk. Derivative instruments classified as Level 1 represent exchange traded derivative instruments. Derivative instruments classified as Level 2 represent non-exchange traded derivative instruments traded in over-the-counter markets. Derivative instruments classified as Level 3 represent non-exchange traded derivatives traded in over-the-counter markets for which observable market data is not available to corroborate the valuation inputs and TCRs valued at the most recent auction price in the SPP Integrated Marketplace.

(d)	Fair value is based on quoted market prices and/or valuation models for equity securities and NAV per share for fixed income funds.

(e)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At December 31, 2013 and 2012, Great Plains Energy netted $0.2 million and $3.0 million, respectively, of cash collateral posted with counterparties.

The following table reconciles the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2013	2012
	(millions)
Balance at January 1	$2.3	$3.1
Total realized/unrealized gains included in non-operating income	9.5	8.2
Purchases	1.7	—
Settlements	(10.2)	(9.0)
Balance at December 31	$3.3	$2.3
Total unrealized losses included in non-operating income relating to assets still on the
consolidated balance sheet at December 31	$(0.3)	$(0.4)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative
Instruments
2013
(millions)
Balance at January 1	$—
Purchases	1.1
Balance at December 31	$1.1
21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Beginning balance January 1, 2013	$(35.4)	$(3.0)	$(38.4)
Other comprehensive income before reclassifications	—	1.2	1.2
Amounts reclassified from accumulated other comprehensive loss	11.6	0.3	11.9
Net current period other comprehensive income	11.6	1.5	13.1
Ending balance December 31, 2013	$(23.8)	$(1.5)	$(25.3)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Beginning balance January 1, 2013	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	5.6
Net current period other comprehensive income	5.6
Ending balance December 31, 2013	$(20.2)
(a) Net of tax
The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(18.6)	Interest charges
Commodity contracts	(0.3)	Fuel
	(18.9)	Income before income tax expense and loss from equity investments
	7.3	Income tax benefit
	$(11.6)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.5)	Utility operating and maintenance expenses
	(0.5)	Income before income tax expense and loss from equity investments
	0.2	Income tax benefit
	(0.3)	Net income

Total reclassifications, net of tax	$(11.9)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Income Statement
2013	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(8.8)	Interest charges
Commodity contracts	(0.3)	Fuel
	(9.1)	Income before income tax expense
	3.5	Income tax benefit
Total reclassifications, net of tax	$(5.6)	Net income

22. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2013	2012	2011
Current income taxes	(millions)
Federal	$0.3	$(3.2)	$2.9
State	(3.0)	(6.3)	(6.0)
Foreign	—	—	(0.4)
Total	(2.7)	(9.5)	(3.5)
Deferred income taxes
Federal	109.1	96.3	90.5
State	24.9	24.9	20.7
Total	134.0	121.2	111.2
Noncurrent income taxes
Federal	—	(0.2)	(18.0)
State	(0.3)	(0.3)	(2.1)
Foreign	(0.4)	(4.2)	(0.6)
Total	(0.7)	(4.7)	(20.7)
Investment tax credit
Deferral	0.3	—	—
Amortization	(1.7)	(2.4)	(2.2)
Total	(1.4)	(2.4)	(2.2)
Income tax expense	$129.2	$104.6	$84.8

KCP&L	2013	2012	2011
Current income taxes	(millions)
Federal	$(0.5)	$13.1	$1.0
State	(0.5)	2.0	(0.6)
Total	(1.0)	15.1	0.4
Deferred income taxes
Federal	75.8	48.8	66.0
State	16.3	11.4	14.6
Total	92.1	60.2	80.6
Noncurrent income taxes
Federal	(9.0)	1.7	(9.3)
State	(1.5)	0.1	(1.1)
Total	(10.5)	1.8	(10.4)
Investment tax credit
Deferral	0.3	—	—
Amortization	(1.1)	(1.8)	(1.5)
Total	(0.8)	(1.8)	(1.5)
Income tax expense	$79.8	$75.3	$69.1
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.3)	1.2	1.5
Amortization of investment tax credits	(0.4)	(0.8)	(0.8)
Federal income tax credits	(3.5)	(3.1)	(5.0)
State income taxes	3.8	4.0	4.0
Changes in uncertain tax positions, net	(0.2)	(1.5)	(1.7)
Valuation allowance	—	—	(0.8)
Other	(0.4)	(0.5)	0.5
Effective income tax rate	34.0%	34.3%	32.7%

KCP&L	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.8)	1.3	1.6
Amortization of investment tax credits	(0.4)	(0.8)	(0.7)
Federal income tax credits	(5.3)	(4.3)	(6.3)
State income taxes	3.7	4.1	3.9
Changes in uncertain tax positions, net	—	—	0.1
Other	(0.1)	(0.6)	0.2
Effective income tax rate	32.1%	34.7%	33.8%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2013	2012	2013	2012
Current deferred income tax asset (liability)	(millions)
Net operating loss carryforward	$76.6	$77.8	$—	$—
Other	5.7	12.7	(1.7)	4.6
Net current deferred income tax asset (liability) before valuation allowance	82.3	90.5	(1.7)	4.6
Valuation allowance	(2.0)	(2.0)	—	—
Net current deferred income tax asset (liability)	80.3	88.5	(1.7)	4.6
Noncurrent deferred income taxes
Plant related	(1,433.8)	(1,297.2)	(1,022.9)	(930.7)
Income taxes on future regulatory recoveries	(136.4)	(138.3)	(111.0)	(114.7)
Derivative instruments	32.3	37.7	23.4	27.4
Pension and post-retirement benefits	(28.2)	(26.6)	(1.7)	(3.4)
SO2 emission allowance sales	28.8	29.7	28.8	30.4
Tax credit carryforwards	229.3	217.5	139.6	126.3
Customer demand programs	(27.7)	(28.7)	(19.4)	(19.2)
Net operating loss carryforward	446.7	439.4	71.6	72.4
Other	(57.1)	(44.1)	(30.5)	(24.9)
Net noncurrent deferred income tax liability before valuation allowance	(946.1)	(810.6)	(922.1)	(836.4)
Valuation allowance	(18.7)	(21.8)	—	—
Net noncurrent deferred income tax liability	(964.8)	(832.4)	(922.1)	(836.4)
Net deferred income tax liability	$(884.5)	$(743.9)	$(923.8)	$(831.8)

	Great Plains Energy		KCP&L
December 31	2013	2012	2013	2012
	(millions)
Gross deferred income tax assets	$1,148.2	$1,209.8	$583.0	$656.9
Gross deferred income tax liabilities	(2,032.7)	(1,953.7)	(1,506.8)	(1,488.7)
Net deferred income tax liability	$(884.5)	$(743.9)	$(923.8)	$(831.8)
Tax Credit Carryforwards
At December 31, 2013 and 2012, Great Plains Energy had $141.1 million and $127.6 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2013 and 2012, KCP&L had $139.6 million and $126.3 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2033.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2013 and 2012, Great Plains Energy had $87.9 million of federal alternative minimum tax credit carryforwards.  Of these amounts, $87.6 million, at December 31, 2013 and 2012, were acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2013 and 2012, Great Plains Energy had $0.3 million and $2.0 million, respectively, of state income tax credit carryforwards.  The state income tax credits relate primarily to the Company's Missouri affordable housing investment portfolio, and the carryforwards expire in the years 2014 to 2016.
Net Operating Loss Carryforwards
At December 31, 2013 and 2012, Great Plains Energy had $459.9 million and $451.1 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $304.6 million and $304.8 million, at December 31, 2013 and 2012, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $21.5 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $28.8 million originating in 2009, $14.0 million originating in 2010 and $109.5 million originating in 2011, and $2.6 million originating in 2012.  The federal NOL carryforwards expire in years 2023 to 2032.
In addition, Great Plains Energy also had deferred tax benefits of $63.4 million and $66.1 million related to state NOLs as of December 31, 2013 and 2012, respectively.  Of these amounts, approximately $44.4 million and $47.9 million at December 31, 2013 and 2012, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $20.3 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $20.3 million of state tax benefits.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for state tax NOL carryforwards, and tax credit carryforwards. During 2013, $3.1 million of tax benefit was recorded in continuing operations primarily related to state NOL carryforwards offset by an increase in deferred tax expense since a portion of state NOLs expired at December 31, 2013. There was no change to the total valuation allowance in 2012.
Uncertain Tax Positions
At December 31, 2013 and 2012, Great Plains Energy had $9.8 million and $21.4 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $6.5 million and $7.3 million at December 31, 2013 and 2012, respectively, are expected to impact the effective tax rate if recognized.  The $11.6 million decrease in unrecognized tax benefits is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.
At December 31, 2011, Great Plains Energy had $24.0 million of liabilities related to unrecognized tax benefits of which $11.8 million was expected to impact the effective tax rate if recognized.  The $2.6 million decrease in unrecognized tax benefits in 2012 is primarily due to a decrease of $4.5 million of unrecognized tax benefits related to former GMO non-regulated operations.

At December 31, 2013 and 2012, KCP&L had none and $10.5 million, respectively, of liabilities related to unrecognized tax benefits.  None of these amounts were expected to impact the effective tax rate if recognized.  The $10.5 million decrease in unrecognized tax benefits is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.
At December 31, 2011, KCP&L had $8.7 million of liabilities related to unrecognized tax benefits of which $0.2 million was expected to impact the effective rate if recognized. The $1.8 million increase in unrecognized tax benefits in 2012 was primarily due to an increase of $3.6 million related to temporary tax differences for the current tax year.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy			KCP&L
	2013	2012	2011	2013	2012	2011
	(millions)
Beginning balance January 1	$21.4	$24.0	$42.0	$10.5	$8.7	$19.1
Additions for current year tax positions	—	3.7	1.4	—	3.6	—
Reductions for current year tax positions	(0.3)	—	—	—	—	—
Additions for prior year tax positions	—	—	2.4	—	—	2.3
Reductions for prior year tax positions	(10.5)	(1.8)	(20.9)	(10.5)	(1.6)	(12.6)
Statute expirations	(0.3)	(4.7)	(0.7)	—	(0.2)	(0.1)
Foreign currency translation adjustments	(0.5)	0.2	(0.2)	—	—	—
Ending balance December 31	$9.8	$21.4	$24.0	$—	$10.5	$8.7
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2013, 2012 and 2011, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.2 million, $3.5 million and $5.7 million, respectively. At December 31, 2013, 2012 and 2011, amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million, $0.7 million and $1.1 million, respectively. In 2013, 2012 and 2011, Great Plains Energy recognized a decrease of $0.1 million, $2.3 million and $0.9 million, respectively, of interest expense related to unrecognized tax benefits.
At December 31, 2013, 2012 and 2011, amounts accrued for interest related to unrecognized tax benefits for KCP&L were none, $0.1 million and $0.2 million, respectively. At December 31, 2013, 2012 and 2011, amounts accrued for penalties with respect to unrecognized tax benefits for KCP&L were insignificant. In 2013, 2012 and 2011, KCP&L recognized a decrease of $0.1 million, $0.1 million and $1.2 million, respectively, of interest expense related to unrecognized tax benefits.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  The Company estimates that it is reasonably possible that $6.9 million of other unrecognized tax benefits for Great Plains Energy may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.
Great Plains Energy files a consolidated federal income tax return as well as unitary and combined income tax returns in several state jurisdictions with Kansas and Missouri being the most significant.  The Company also files separate company returns in Canada and certain other states.
Tangible Property Regulations
In September 2013, the IRS released final regulations regarding amounts paid to acquire, produce or improve tangible property. In addition, proposed regulations were issued regarding the treatment of retirements of depreciable property and general asset accounts. The final regulations are effective for tax years beginning on or after January 1, 2014, for all taxpayers that acquire, produce or improve tangible property. The new regulations have not had a significant impact on Great Plains Energy’s and KCP&L’s results of operations, financial position and cash flows.

23. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income attributable to Great Plains Energy.
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,446.3	$—	$—	$2,446.3
Depreciation and amortization	(289.7)	—	—	(289.7)
Interest charges	(190.5)	(55.5)	47.6	(198.4)
Income tax (expense) benefit	(135.4)	6.2	—	(129.2)
Net income (loss) attributable to Great Plains Energy	257.1	(6.9)	—	250.2

2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,309.9	$—	$—	$2,309.9
Depreciation and amortization	(272.3)	—	—	(272.3)
Interest charges	(197.3)	(67.3)	43.8	(220.8)
Income tax (expense) benefit	(122.0)	17.4	—	(104.6)
Net income (loss) attributable to Great Plains Energy	216.6	(16.7)	—	199.9

2011	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,318.0	$—	$—	$2,318.0
Depreciation and amortization	(273.1)	—	—	(273.1)
Interest charges	(176.9)	(67.2)	25.7	(218.4)
Income tax (expense) benefit	(109.3)	24.5	—	(84.8)
Net income (loss) attributable to Great Plains Energy	199.9	(25.5)	—	174.4

	Electric Utility	Other	Eliminations	Great Plains Energy
2013	(millions)
Assets	$10,019.6	$105.6	$(329.8)	$9,795.4
Capital expenditures	669.0	—	—	669.0
2012
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures	610.2	—	—	610.2
2011
Assets	$9,483.4	$51.9	$(417.3)	$9,118.0
Capital expenditures	456.6	—	—	456.6

24. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2013, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,550.8	$542.6	$645.3	$1,298.0	$428.9	$165.7
Accumulated depreciation	813.6	314.4	245.7	319.4	87.3	75.4
Nuclear fuel, net	62.8	—	—	—	—	—
Construction work in progress	146.4	390.3	8.1	14.9	24.4	13.8
2014 accredited capacity-MWs	547	709	627	641	NA	172

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,550.8	$542.6	$515.4	$987.2	$347.3
Accumulated depreciation	813.6	314.4	196.8	297.5	79.3
Nuclear fuel, net	62.8	—	—	—	—
Construction work in progress	146.4	390.3	1.8	11.0	3.5
2014 accredited capacity-MWs	547	709	499	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.

25. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2013	(millions, except per share amounts)
Operating revenue	$542.2	$600.3	$765.0	$538.8
Operating income	86.1	143.6	271.7	67.8
Net income	26.0	63.6	143.1	17.5
Basic and diluted earnings per common share	0.17	0.41	0.93	0.11
2012
Operating revenue	$479.7	$603.6	$746.2	$480.4
Operating income	49.0	150.0	277.0	62.9
Net income (loss)	(9.3)	58.1	146.4	4.7
Net income (loss) attributable to Great Plains Energy	(9.1)	58.1	146.2	4.7
Basic and diluted earnings (loss) per common share	(0.07)	0.41	0.95	0.03

	Quarter
KCP&L	1st	2nd	3rd	4th
2013	(millions)
Operating revenue	$366.7	$410.8	$522.0	$371.9
Operating income	52.3	93.4	176.8	40.0
Net income	16.2	44.2	96.4	12.2
2012
Operating revenue	$327.0	$409.1	$508.0	$335.8
Operating income	31.6	99.9	177.8	39.4
Net income	2.3	43.7	90.2	5.4
Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, common shareholders' equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2014

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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2013.  Management used for this evaluation the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2013, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 26, 2014, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2014

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2013.  Management used for this evaluation the framework in Internal Control - Integrated Framework (1992) issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2013, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013, of the Company and our report dated February 26, 2014, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 26, 2014

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2014 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than March 28, 2014:

•	Information regarding the directors of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Election of Directors.”

•
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this item is contained in the Proxy Statement section titled “Security Ownership of Certain Beneficial Owners, Directors and Officers - Section 16(a) Beneficial Ownership Reporting Compliance.”

•	Information regarding the Audit Committee of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Corporate Governance - Committees of the Board.”
Great Plains Energy and KCP&L Executive Officers
Information required by this item regarding the executive officers of Great Plains Energy and KCP&L is contained in this report in the Part I, Item 1 section titled “Executive Officers.”
Great Plains Energy and KCP&L Code of Ethical Business Conduct
The Company has adopted a Code of Ethical Business Conduct (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries.  The Code is posted on the corporate governance page of the Internet websites at www.greatplainsenergy.com and www.kcpl.com.  A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1200 Main St., Kansas City, Missouri 64105.  Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the corporate governance page of the Internet websites.
Other KCP&L Information
The other information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).
ITEM 11. EXECUTIVE COMPENSATION
Great Plains Energy
The information required by this item contained in the sections titled “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis”, “Compensation Committee Report” and “Director Independence - Compensation Committee Interlocks and Insider Participation” of the Proxy Statement is incorporated by reference.

KCP&L
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
Equity Compensation Plans
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by its shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L.

KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy's Long-Term Incentive Plan.
The following table provides information, as of December 31, 2013, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	520,129 (1)	$— (2)	5,213,231
Equity compensation plans not approved by security holders	—	—	—
Total	520,129 (1)	$— (2)	5,213,231

(1)	Includes 430,009 performance shares at target performance levels and director deferred share units for 90,120 shares of Great Plains Energy common stock outstanding at December 31, 2013.

(2)	The performance shares and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Great Plains Energy
The information required by this item contained in the section titled “Director Independence” and “Related Party Transactions” of the Proxy Statement is incorporated by reference.
KCP&L
The information required by this item regarding KCP&L has been omitted in reliance on General Instruction (I).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Great Plains Energy
The information required by this item regarding the independent auditors of Great Plains Energy and its subsidiaries contained in the section titled “Ratification of Appointment of Independent Auditors” of the Proxy Statement is incorporated by reference.
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2013 and 2012 and for other services rendered during 2013 and 2012 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2013	2012
Audit Fees	$1,316,164	$1,145,140
Audit-Related Fees	79,465	76,740
Tax Fees	41,340	106,222
All Other Fees	—	—
Total Fees	$1,436,969	$1,328,102
Audit Fees: Consists of fees billed for professional services rendered for the audits of the annual consolidated financial statements of KCP&L and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche LLP in connection with statutory and regulatory filings or engagements; audit reports on audits of the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.
Audit-Related Fees: Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of KCP&L and are not reported under “Audit Fees”. These services include consultation concerning financial accounting and reporting standards.
Tax Fees: Consists of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.
All Other Fees: Consists of fees for all other services other than those described above.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted policies and procedures for the pre-approval of all audit services, audit-related services, tax services and other services to be provided by the independent registered public accounting firm for KCP&L.  The Audit Committee's policy is to pre-approve all audit, audit-related, tax or other services to be provided by the independent registered public accounting firm.  Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to the aggregate fee levels it sets. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. The Audit Committee, as well, may specifically approve audit, audit-related, tax or other services on a case-by-case basis. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Company provides quarterly updates to the Audit Committee regarding actual fees spent with respect to pre-approved services.  The Chairman of the Audit Committee may pre-approve audit, audit-related, tax and other services provided by the independent registered public accounting firm as required between meetings and report such pre-approval at the next Audit Committee meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	139

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	142

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	143

Exhibits

Exhibit Number		Description of Document	Registrant

3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 7, 2009 (Exhibit 3.1.1 to Form 10-Q for the quarter ended March 31, 2009).	Great Plains Energy

3.2	*	Amended and Restated By-laws of Great Plains Energy Incorporated, as amended December 10, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy

3.3	*	Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of October 26, 2010 (Exhibit 3.3 to Form 10-K for the year ended December 31, 2010).	KCP&L

3.4	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 10, 2013 (Exhibit 3.3 to Form 8-K filed on December 16, 2013).	KCP&L

4.1	*	Indenture, dated as of June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.2	*	First Supplemental Indenture, dated as of June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.3	*
Second Supplemental Indenture, dated as of September 25, 2007, between Great Plains Energy Incorporated and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on September 26, 2007).
Great Plains Energy

4.4	*
Third Supplemental Indenture, dated as of August 13, 2010, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on August 13, 2010).
Great Plains Energy

4.5	*
Fourth Supplemental Indenture, dated as of May 19, 2011, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2011).
Great Plains Energy

4.6	*
Subordinated Indenture, dated as of May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.7	*
Supplemental Indenture No. 1, dated as of May 18, 2009, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on May 19, 2009).
Great Plains Energy

4.8	*
Supplemental Indenture No. 2, dated as of March 22, 2012, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on March 23, 2012).
Great Plains Energy

4.9	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Great Plains Energy

4.10	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Great Plains Energy

4.11	*
General Mortgage and Deed of Trust, dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-bb to Form 10-K for the year ended December 31, 1986).
Great Plains Energy KCP&L

4.12	*
Fifth Supplemental Indenture, dated as of September 15, 1992, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1992).
Great Plains Energy KCP&L

4.13	*
Seventh Supplemental Indenture, dated as of October 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-a to Form 10-Q for the quarter ended September 30, 1993).
Great Plains Energy KCP&L

4.14	*
Eighth Supplemental Indenture, dated as of December 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4-o to Registration Statement, Registration No. 33-51799).
Great Plains Energy KCP&L

4.15	*
Eleventh Supplemental Indenture, dated as of August 15, 2005, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).
Great Plains Energy KCP&L

4.16	*
Twelfth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.17	*
Thirteenth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.3 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.18	*
Fourteenth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.4 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.19	*
Fifteenth Supplemental Indenture, dated as of June 30, 2011, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2011).
Great Plains Energy KCP&L

4.20	*	Indenture, dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4(a) to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L

4.21	*	Indenture, dated as of March 1, 2002, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L

4.22	*
Supplemental Indenture No. 1, dated as of November 15, 2005, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).
Great Plains Energy KCP&L

4.23	*	Indenture, dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L

4.24	*
Supplemental Indenture No. 1, dated as of June 4, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).
Great Plains Energy KCP&L

4.25	*
Supplemental Indenture No. 2, dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).
Great Plains Energy KCP&L

4.26	*
Supplemental Indenture No. 3, dated as of September 20, 2011, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).
Great Plains Energy KCP&L

4.27	*
Supplemental Indenture No. 4, dated as of March 14, 2013, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on March 14, 2013).

Great Plains Energy KCP&L

4.28	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2010 (Exhibit 10.1.3 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2011 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2012 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.8	*+	Form of 2003 Nonqualified Stock Option Agreement (Exhibit 10.1.14 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L

10.9	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.10	*+	Form of 2010 three-year Performance Share Agreement (Exhibit 10.1.1 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.11	*+	Form of 2010 Restricted Stock Agreement (Exhibit 10.1.2 to Form 10-Q for the quarter ended March 31, 2010).	Great Plains Energy KCP&L

10.12	*+	Form of 2011 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.13	*+	Form of 2011 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.14	*+	Form of 2012 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.15	*+	Form of 2012 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.16	*+	Form of 2013 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.17	*+	Form of 2013 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.18	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy

10.19	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2013 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013).
Great Plains Energy KCP&L

10.20	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L

10.21	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L

10.22	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L

10.23	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.24	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy KCP&L

10.25	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).
Great Plains Energy KCP&L

10.26	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.27	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008).
Great Plains Energy KCP&L

10.28	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009 (Exhibit 10.1.27 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.29	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.30	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.31	*+
Retirement Agreement, dated as of May 22, 2012 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Michael J. Chesser (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy KCP&L

10.32	*
Joint Motion and Settlement Agreement, dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens' Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).
Great Plains Energy KCP&L

10.33	*
Credit Agreement, dated as of August 9, 2010, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy

10.34	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among Great Plains Energy Incorporated, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, Barclays Bank PLC and U.S. Bank National Association, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.59 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy

10.35	*
Second Amendment to Credit Agreement, dated as of October 17, 2013, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013).

Great Plains Energy

10.36	*
Credit Agreement, dated as of August 9, 2010, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy KCP&L

10.37	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among Kansas City Power & Light Company, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and The Bank of Nova Scotia, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.61 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy KCP&L

10.38	*
Second Amendment to Credit Agreement, dated as of October 17, 2013, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013).

Great Plains Energy KCP&L

10.39	*
Credit Agreement, dated as of August 9, 2010, among KCP&L Greater Missouri Operations Company, Great Plains Energy Incorporated, as Guarantor, Certain Lenders, Bank of America, N.A., as Administrative Agent, and Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, The Royal Bank of Scotland PLC and BNP Paribas , as Documentation Agents, Banc of America Securities LLC, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2010).
Great Plains Energy

10.40	*
First Amendment to Credit Agreement, dated as of December 9, 2011, among KCP&L Greater Missouri Operations Company, Great Plains Energy Incorporated, as Guarantor, Certain Lenders, Union Bank, N.A. and Wells Fargo Bank, National Association, as Syndication Agents, Bank of America, N.A., as Administrative Agent, The Royal Bank of Scotland PLC and BNP Paribas, as Documentation Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Union Bank, N.A. and Wells Fargo Securities, LLC as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.63 to Form 10-K for the year ended December 31, 2011).
Great Plains Energy

10.41	*
Second Amendment to Credit Agreement, dated as of October 17, 2013, among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013).

Great Plains Energy

10.42	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.43	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.44	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.45	*
Purchase and Sale Agreement, dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.46	*
Receivables Sale Agreement, dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.47	*
Amendment No. 1, dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).
Great Plains Energy KCP&L

10.48	*
Amendment No. 2, dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.49	*
Amendment, dated as of July 9, 2009, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).
Great Plains Energy KCP&L

10.50	*
Amendment and Waiver, dated as of September 25, 2009, to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).
Great Plains Energy KCP&L

10.51	*
Amendment, dated as of May 5, 2010, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.52	*
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
Great Plains Energy KCP&L

10.53	*
Amendment, dated as of September 9, 2011, to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
Great Plains Energy KCP&L

10.54	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.55	*
Receivables Sale Agreement, dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.56	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).
Great Plains Energy KCP&L

10.57	*
Joint Motion and Settlement Agreement dated as of February 26, 2008, among Great Plains Energy Incorporated, Kansas City Power & Light Company, the Kansas Corporation Commission Staff, the Citizens' Utility Ratepayers Board, Aquila, Inc. d/b/a Aquila Networks, Black Hills Corporation, and Black Hills/Kansas Gas Utility Company, LLC (Exhibit 10.1.7 to Form 10-Q for the quarter ended March 31, 2008).
Great Plains Energy KCP&L

10.58	*
Stipulation and Agreement dated April 24, 2009, among Kansas City Power & Light Company, Staff of the Missouri Public Service Commission, Office of Public Counsel, Praxair, Inc., Midwest Energy Users Association, U.S. Department of Energy and the U.S. Nuclear Security Administration, Ford Motor Company, Missouri Industrial Energy Consumers and Missouri Department of Natural Resources (Exhibit 10.1 to Form 8-K filed April 30, 2009).
Great Plains Energy KCP&L

10.59	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).
Great Plains Energy

10.60	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).
Great Plains Energy KCP&L

10.61	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.62	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy

12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L

21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

24.1		Powers of Attorney.	Great Plains Energy

24.2		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
* Filed with the SEC as exhibits to prior SEC filings and are incorporated herein by reference and made a part hereof.  The SEC filings and the exhibit number of the documents so filed, and incorporated herein by reference, are stated in parenthesis in the description of such exhibit.

** Furnished and shall not be deemed filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act).  Such document shall not be incorporated by reference into any registration statement or other document pursuant to the Exchange Act or the Securities Act of 1933, as amended, unless otherwise indicated in such registration statement or other document.
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Comprehensive Income of Parent Company

Year Ended December 31	2013	2012	2011
Operating Expenses	(millions, except per share amounts)
General and administrative	$1.0	$3.3	$0.8
General taxes	0.6	0.7	0.9
Total	1.6	4.0	1.7
Operating loss	(1.6)	(4.0)	(1.7)
Equity in earnings from subsidiaries	256.5	219.2	200.8
Non-operating income	45.8	42.7	24.7
Interest charges	(54.7)	(69.6)	(66.5)
Income before income taxes	246.0	188.3	157.3
Income tax benefit	4.2	11.6	17.1
Net income	250.2	199.9	174.4
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$248.6	$198.3	$172.8

Average number of basic common shares outstanding	153.5	145.5	135.6
Average number of diluted common shares outstanding	153.7	147.2	138.7

Basic earnings per common share	$1.62	$1.36	$1.27
Diluted earnings per common share	$1.62	$1.35	$1.25

Cash dividends per common share	$0.8825	$0.855	$0.835
Comprehensive Income
Net income	$250.2	$199.9	$174.4
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	—	(5.3)
Income tax benefit	—	—	2.1
Net loss on derivative hedging instruments	—	—	(3.2)
Reclassification to expenses	9.9	11.5	8.2
Income tax expense	(3.9)	(4.6)	(3.2)
Net reclassification to expenses	6.0	6.9	5.0
Derivative hedging activity, net of tax	6.0	6.9	1.8
Other comprehensive income from subsidiaries, net of tax	7.1	4.5	4.5
Total other comprehensive income	13.1	11.4	6.3
Comprehensive income	$263.3	$211.3	$180.7
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2013	2012
ASSETS	(millions, except share amounts)
Current Assets
Accounts receivable from subsidiaries	$0.2	$0.1
Notes receivable from subsidiaries	0.6	0.6
Money pool receivable	9.4	4.0
Taxes receivable	0.2	—
Other	1.2	2.4
Total	11.6	7.1
Investments and Other Assets
Investment in KCP&L	2,179.3	2,096.7
Investment in other subsidiaries	1,447.0	1,405.4
Note receivable from subsidiaries	634.9	883.6
Deferred income taxes	31.4	32.3
Other	6.7	7.6
Total	4,299.3	4,425.6
Total	$4,310.9	$4,432.7

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$9.0	$12.0
Current maturities of long-term debt	—	250.0
Accounts payable to subsidiaries	33.6	34.1
Accrued taxes	0.2	0.5
Accrued interest	4.2	6.8
Other	1.5	2.1
Total	48.5	305.5
Deferred Credits and Other Liabilities	6.6	5.2
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
153,995,621 and 153,779,806 shares issued, stated value	2,631.1	2,624.7
Retained earnings	871.4	758.8
Treasury stock - 129,290 and 250,236 shares, at cost	(2.8)	(5.1)
Accumulated other comprehensive loss	(25.3)	(38.4)
Total	3,474.4	3,340.0
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	742.4	743.0
Total	4,255.8	4,122.0
Commitments and Contingencies
Total	$4,310.9	$4,432.7
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2013	2012	2011
Cash Flows from Operating Activities	(millions)
Net income	$250.2	$199.9	$174.4
Adjustments to reconcile income to net cash from operating activities:
Amortization	10.6	12.6	11.2
Deferred income taxes, net	(10.5)	(4.8)	(18.6)
Equity in earnings from subsidiaries	(256.5)	(219.2)	(200.8)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(0.1)	(0.1)	—
Taxes receivable	(0.2)	0.9	6.3
Accounts payable to subsidiaries	(0.5)	2.3	(0.3)
Other accounts payable	0.1	—	—
Accrued taxes	(0.1)	(4.4)	5.2
Accrued interest	(2.6)	6.1	1.2
Cash dividends from subsidiaries	140.0	144.0	148.0
Interest rate hedge settlement	—	—	(26.1)
Uncertain tax positions	7.3	1.0	(3.3)
Other	6.8	1.7	5.4
Net cash from operating activities	144.5	140.0	102.6
Cash Flows from Investing Activities
Intercompany lending	248.7	(287.4)	(347.4)
Net money pool lending	(5.4)	(3.1)	1.1
Other	(0.5)	—	—
Net cash from investing activities	242.8	(290.5)	(346.3)
Cash Flows from Financing Activities
Issuance of common stock	4.9	293.0	5.9
Issuance of long-term debt	—	—	349.7
Issuance fees	(0.4)	(2.7)	(3.2)
Repayment of long-term debt	(250.0)	—	—
Net change in short-term borrowings	(3.0)	(10.0)	12.5
Dividends paid	(137.3)	(125.5)	(115.1)
Other financing activities	(1.5)	(4.3)	(6.4)
Net cash from financing activities	(387.3)	150.5	243.4
Net Change in Cash and Cash Equivalents	—	—	(0.3)
Cash and Cash Equivalents at Beginning of Year	—	—	0.3
Cash and Cash Equivalents at End of Year	$—	$—	$—
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.
GREAT PLAINS ENERGY INCORPORATED
NOTES TO FINANCIAL STATEMENTS OF PARENT COMPANY
The Great Plains Energy Incorporated Notes to Consolidated Financial Statements in Part II, Item 8 should be read in conjunction with the Great Plains Energy Incorporated Parent Company Financial Statements.
The Great Plains Energy Incorporated Parent Company Financial Statements have been prepared to present the financial position, results of operations and cash flows of Great Plains Energy on a stand-alone basis as a holding company. Investments in subsidiaries are accounted for using the equity method.

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2013	(millions)
Allowance for uncollectible accounts	$6.9	$12.3	$7.6	(a)	$24.3	(b)	$2.5
Legal reserves	4.6	2.7	—		2.7	(c)	4.6
Environmental reserves	2.3	—	—		0.6		1.7
Tax valuation allowance	23.8	0.1	—		3.2	(d)	20.7
Year Ended December 31, 2012
Allowance for uncollectible accounts	$6.8	$12.0	$7.8	(a)	$19.7	(b)	$6.9
Legal reserves	6.7	(0.2)	—		1.9	(c)	4.6
Environmental reserves	2.5	—	—		0.2		2.3
Tax valuation allowance	23.9	0.3	—		0.4	(d)	23.8
Year Ended December 31, 2011
Allowance for uncollectible accounts	$7.0	$13.7	$6.9	(a)	$20.8	(b)	$6.8
Legal reserves	10.2	(0.1)	—		3.4	(c)	6.7
Environmental reserves	2.5	—	—		—		2.5
Tax valuation allowance	26.6	0.1	—		2.8	(d)	23.9
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2013, 2012 and 2011

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2013	(millions)
Allowance for uncollectible accounts	$1.5	$8.0	$5.0	(a)	$13.4	(b)	$1.1
Legal reserves	2.9	0.9	—		0.9	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2012
Allowance for uncollectible accounts	$1.4	$7.9	$5.2	(a)	$13.0	(b)	$1.5
Legal reserves	3.9	0.5	—		1.5	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2011
Allowance for uncollectible accounts	$1.5	$8.8	$4.5	(a)	$13.4	(b)	$1.4
Legal reserves	3.0	1.3	—		0.4	(c)	3.9
Environmental reserves	0.3	—	—		—		0.3
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 26, 2014	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 26, 2014
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Strategic Development	)
James C. Shay	and Chief Financial Officer	)
(Principal Financial Officer))
)
/s/ Lori A. Wright	Vice President - Business Planning and Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
)
Robert H. West*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 26, 2014	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 26, 2014
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Strategic Development	)
James C. Shay	and Chief Financial Officer	)
(Principal Financial Officer))
)
/s/ Lori A. Wright	Vice President - Business Planning and Controller	)
Lori A. Wright	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*