Form 10-Q
period 2014-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2014-05-08
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

On May 5, 2014, Great Plains Energy Incorporated had 154,033,396 shares of common stock outstanding. On May 5, 2014, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2013 Form 10-K for each of Great Plains Energy and KCP&L.

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
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2013 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Abbreviation or Acronym	Definition

MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., an unrelated Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)
	March 31	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$13.6	$10.6
Funds on deposit	5.5	0.8
Receivables, net	151.4	162.2
Accounts receivable pledged as collateral	175.0	175.0
Fuel inventories, at average cost	71.6	76.4
Materials and supplies, at average cost	151.4	152.3
Deferred refueling outage costs	25.4	29.5
Refundable income taxes	10.5	10.5
Deferred income taxes	92.1	80.3
Assets held for sale (Note 10)	—	36.2
Prepaid expenses and other assets	39.9	33.2
Total	736.4	767.0
Utility Plant, at Original Cost
Electric	11,659.2	11,575.3
Less - accumulated depreciation	4,684.3	4,628.4
Net utility plant in service	6,974.9	6,946.9
Construction work in progress	818.9	736.7
Nuclear fuel, net of amortization of $167.3 and $161.4	65.9	62.8
Total	7,859.7	7,746.4
Investments and Other Assets
Nuclear decommissioning trust fund	187.4	183.9
Regulatory assets	849.6	849.7
Goodwill	169.0	169.0
Other	82.8	79.4
Total	1,288.8	1,282.0
Total	$9,884.9	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$5.0	$9.0
Collateralized note payable	175.0	175.0
Commercial paper	217.8	108.2
Current maturities of long-term debt	15.1	1.1
Accounts payable	240.3	327.4
Accrued taxes	63.9	29.7
Accrued interest	61.8	45.4
Accrued compensation and benefits	39.0	47.3
Pension and post-retirement liability	3.2	3.2
Other	23.0	23.5
Total	844.1	769.8
Deferred Credits and Other Liabilities
Deferred income taxes	985.5	964.8
Deferred tax credits	127.0	127.4
Asset retirement obligations	161.1	158.8
Pension and post-retirement liability	367.5	360.5
Regulatory liabilities	279.3	264.0
Other	124.7	121.0
Total	2,045.1	1,996.5
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,116,426 and 153,995,621 shares issued, stated value	2,633.9	2,631.1
Retained earnings	859.1	871.4
Treasury stock - 89,362 and 129,290 shares, at cost	(2.2)	(2.8)
Accumulated other comprehensive loss	(22.3)	(25.3)
Total	3,468.5	3,474.4
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,488.2	3,515.7
Total	6,995.7	7,029.1
Commitments and Contingencies (Note 11)
Total	$9,884.9	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2014	2013
Operating Revenues	(millions, except per share amounts)
Electric revenues	$585.1	$542.2
Operating Expenses
Fuel	135.2	132.2
Purchased power	45.4	38.8
Transmission	17.6	11.4
Utility operating and maintenance expenses	180.7	155.2
Depreciation and amortization	74.5	70.2
General taxes	52.8	47.8
Other	1.0	0.5
Total	507.2	456.1
Operating income	77.9	86.1
Non-operating income	6.4	2.5
Non-operating expenses	(3.1)	(1.3)
Interest charges	(49.4)	(49.7)
Income before income tax expense and income (loss) from equity investments	31.8	37.6
Income tax expense	(8.1)	(11.5)
Income (loss) from equity investments, net of income taxes	0.1	(0.1)
Net income	23.8	26.0
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$23.4	$25.6

Average number of basic common shares outstanding	153.7	153.4
Average number of diluted common shares outstanding	154.0	153.7

Basic and diluted earnings per common share	$0.15	$0.17
Cash dividend per common share	$0.23	$0.2175
Comprehensive Income
Net income	$23.8	$26.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	2.8	3.2
Derivative hedging activity, net of tax	2.8	3.2
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.2	—
Change in unrecognized pension expense, net of tax	0.2	—
Total other comprehensive income	3.0	3.2
Comprehensive income	$26.8	$29.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$23.8	$26.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	74.5	70.2
Amortization of:
Nuclear fuel	5.9	2.9
Other	14.0	14.1
Deferred income taxes, net	8.3	12.2
Investment tax credit amortization	(0.4)	(0.4)
(Income) loss from equity investments, net of income taxes	(0.1)	0.1
Other operating activities (Note 2)	(18.7)	(36.1)
Net cash from operating activities	107.3	89.0
Cash Flows from Investing Activities
Utility capital expenditures	(185.2)	(172.2)
Allowance for borrowed funds used during construction	(3.5)	(1.7)
Purchases of nuclear decommissioning trust investments	(8.5)	(44.2)
Proceeds from nuclear decommissioning trust investments	7.6	43.3
Proceeds from sale of assets (Note 10)	37.7	—
Other investing activities	(8.4)	(3.7)
Net cash from investing activities	(160.3)	(178.5)
Cash Flows from Financing Activities
Issuance of common stock	1.3	1.3
Issuance of long-term debt	—	299.7
Issuance fees	—	(2.0)
Repayment of long-term debt	(13.4)	(9.3)
Net change in short-term borrowings	105.6	(164.1)
Net change in collateralized short-term borrowings	—	1.0
Dividends paid	(35.8)	(33.8)
Other financing activities	(1.7)	(1.0)
Net cash from financing activities	56.0	91.8
Net Change in Cash and Cash Equivalents	3.0	2.3
Cash and Cash Equivalents at Beginning of Year	10.6	9.3
Cash and Cash Equivalents at End of Period	$13.6	$11.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2014		2013
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,995,621	$2,631.1	153,779,806	$2,624.7
Issuance of common stock	120,805	3.1	60,161	1.3
Equity compensation expense, net of forfeitures		0.1		0.1
Unearned Compensation
Issuance of restricted common stock		(1.8)		(1.7)
Compensation expense recognized		0.5		0.5
Other		0.9		0.5
Ending balance	154,116,426	2,633.9	153,839,967	2,625.4
Retained Earnings
Beginning balance		871.4		758.8
Net income		23.8		26.0
Dividends:
Common stock ($0.23 and $0.2175 per share)		(35.4)		(33.4)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.3)		(0.1)
Ending balance		859.1		750.9
Treasury Stock
Beginning balance	(129,290)	(2.8)	(250,236)	(5.1)
Treasury shares acquired	(69,129)	(1.8)	(52,778)	(1.2)
Treasury shares reissued	109,057	2.4	181,597	3.7
Ending balance	(89,362)	(2.2)	(121,417)	(2.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.3)		(38.4)
Derivative hedging activity, net of tax		2.8		3.2
Change in unrecognized pension expense, net of tax		0.2		—
Ending balance		(22.3)		(35.2)
Total Great Plains Energy Common Shareholders' Equity		$3,468.5		$3,338.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$5.8	$4.0
Funds on deposit	3.5	0.7
Receivables, net	127.3	129.2
Related party receivables	38.6	50.4
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	48.5	50.3
Materials and supplies, at average cost	108.5	109.0
Deferred refueling outage costs	25.4	29.5
Refundable income taxes	0.7	15.1
Deferred income taxes	1.8	—
Assets held for sale (Note 10)	—	4.7
Prepaid expenses and other assets	34.0	27.5
Total	504.1	530.4
Utility Plant, at Original Cost
Electric	8,342.7	8,274.9
Less - accumulated depreciation	3,557.5	3,518.3
Net utility plant in service	4,785.2	4,756.6
Construction work in progress	732.4	660.4
Nuclear fuel, net of amortization of $167.3 and $161.4	65.9	62.8
Total	5,583.5	5,479.8
Investments and Other Assets
Nuclear decommissioning trust fund	187.4	183.9
Regulatory assets	595.6	614.1
Other	32.6	31.0
Total	815.6	829.0
Total	$6,903.2	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	166.7	93.2
Current maturities of long-term debt	14.0	—
Accounts payable	183.9	239.8
Related party payables	—	0.2
Accrued taxes	47.5	23.8
Accrued interest	41.2	29.1
Accrued compensation and benefits	39.0	47.3
Pension and post-retirement liability	1.9	1.9
Deferred income taxes	—	1.7
Other	13.2	13.0
Total	617.4	560.0
Deferred Credits and Other Liabilities
Deferred income taxes	926.5	922.1
Deferred tax credits	125.1	125.3
Asset retirement obligations	143.7	141.7
Pension and post-retirement liability	347.0	339.9
Regulatory liabilities	172.3	168.3
Other	93.1	90.4
Total	1,807.7	1,787.7
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	635.6	636.4
Accumulated other comprehensive loss	(18.9)	(20.2)
Total	2,179.8	2,179.3
Long-term debt (Note 9)	2,298.3	2,312.2
Total	4,478.1	4,491.5
Commitments and Contingencies (Note 11)
Total	$6,903.2	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2014	2013
Operating Revenues	(millions)
Electric revenues	$391.0	$366.7
Operating Expenses
Fuel	93.6	94.5
Purchased power	18.9	19.1
Transmission	10.6	8.0
Operating and maintenance expenses	127.2	108.2
Depreciation and amortization	51.7	47.6
General taxes	41.5	37.0
Total	343.5	314.4
Operating income	47.5	52.3
Non-operating income	6.0	1.7
Non-operating expenses	(1.6)	(0.4)
Interest charges	(30.7)	(32.0)
Income before income tax expense	21.2	21.6
Income tax expense	(4.0)	(5.4)
Net income	$17.2	$16.2
Comprehensive Income
Net income	$17.2	$16.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.5
Derivative hedging activity, net of tax	1.3	1.5
Total other comprehensive income	1.3	1.5
Comprehensive income	$18.5	$17.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$17.2	$16.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	51.7	47.6
Amortization of:
Nuclear fuel	5.9	2.9
Other	8.2	8.3
Deferred income taxes, net	1.0	5.3
Investment tax credit amortization	(0.2)	(0.3)
Other operating activities (Note 2)	26.6	0.7
Net cash from operating activities	110.4	80.7
Cash Flows from Investing Activities
Utility capital expenditures	(160.5)	(140.4)
Allowance for borrowed funds used during construction	(3.2)	(1.3)
Purchases of nuclear decommissioning trust investments	(8.5)	(44.2)
Proceeds from nuclear decommissioning trust investments	7.6	43.3
Proceeds from sale of assets (Note 10)	4.7	—
Other investing activities	(4.0)	(2.3)
Net cash from investing activities	(163.9)	(144.9)
Cash Flows from Financing Activities
Issuance of long-term debt	—	299.7
Issuance fees	—	(2.0)
Repayment of long-term debt	—	(2.6)
Net change in short-term borrowings	73.5	(205.0)
Net money pool borrowings	(0.2)	(3.8)
Dividends paid to Great Plains Energy	(18.0)	(23.0)
Net cash from financing activities	55.3	63.3
Net Change in Cash and Cash Equivalents	1.8	(0.9)
Cash and Cash Equivalents at Beginning of Year	4.0	5.2
Cash and Cash Equivalents at End of Period	$5.8	$4.3
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2014		2013
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		636.4		559.4
Net income		17.2		16.2
Dividends:
Common stock held by Great Plains Energy		(18.0)		(23.0)
Ending balance		635.6		552.6
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(20.2)		(25.8)
Derivative hedging activity, net of tax		1.3		1.5
Ending balance		(18.9)		(24.3)
Total Common Shareholder's Equity		$2,179.8		$2,091.4
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 18 for additional information.

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares and restricted stock.
The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2014	2013
Income	(millions, except per share amounts)
Net income	$23.8	$26.0
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$23.4	$25.6
Common Shares Outstanding
Average number of common shares outstanding	153.7	153.4
Add: effect of dilutive securities	0.3	0.3
Diluted average number of common shares outstanding	154.0	153.7
Basic and diluted EPS	$0.15	$0.17
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

Three Months Ended March 31	2014	2013
Performance shares	495,619	408,707
Restricted stock shares	71,573	78,509
Dividends Declared
In May 2014, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.23 per share on Great Plains Energy's common stock.  The common dividend is payable June 20, 2014, to shareholders of record as of May 30, 2014.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable September 1, 2014, to shareholders of record as of August 11, 2014.
In May 2014, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $18 million payable on June 19, 2014.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$10.9	$17.1
Accounts receivable pledged as collateral	—	(1.0)
Fuel inventories	4.8	(7.5)
Materials and supplies	0.9	(0.6)
Accounts payable	(77.9)	(70.5)
Accrued taxes	34.6	30.5
Accrued interest	16.4	20.5
Deferred refueling outage costs	4.1	(28.6)
Pension and post-retirement benefit obligations	22.4	12.7
Allowance for equity funds used during construction	(4.7)	(1.3)
Fuel recovery mechanism	(6.6)	(4.0)
Solar rebates paid	(12.2)	(4.9)
Other	(11.4)	1.5
Total other operating activities	$(18.7)	$(36.1)
Cash paid during the period:
Interest	$26.8	$23.1
Income taxes	$0.1	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$37.7	$37.0

KCP&L Other Operating Activities
Three Months Ended March 31	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$13.7	$21.5
Fuel inventories	1.8	(6.7)
Materials and supplies	0.5	(0.3)
Accounts payable	(45.3)	(32.2)
Accrued taxes	38.1	26.2
Accrued interest	12.1	14.0
Deferred refueling outage costs	4.1	(28.6)
Pension and post-retirement benefit obligations	22.0	13.4
Allowance for equity funds used during construction	(4.7)	(1.3)
Fuel recovery mechanism	4.6	(1.0)
Solar rebates paid	(2.7)	(1.5)
Other	(17.6)	(2.8)
Total other operating activities	$26.6	$0.7
Cash paid during the period:
Interest	$15.5	$15.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$29.4	$33.3

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31 2013
	2014	2013
Great Plains Energy	(millions)
Customer accounts receivable - billed	$3.6	$1.5
Customer accounts receivable - unbilled	55.5	74.6
Allowance for doubtful accounts - customer accounts receivable	(3.8)	(2.5)
Other receivables	96.1	88.6
Total	$151.4	$162.2
KCP&L
Customer accounts receivable - billed	$1.2	$1.3
Customer accounts receivable - unbilled	39.4	51.2
Allowance for doubtful accounts - customer accounts receivable	(1.7)	(1.1)
Other receivables	88.4	77.8
Total	$127.3	$129.2
Great Plains Energy's and KCP&L's other receivables at March 31, 2014, and December 31, 2013, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2014, and December 31, 2013, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million.  At March 31, 2014, and December 31, 2013, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
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

Three Months Ended March 31, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(353.1)	$353.1	$—	$(193.8)	$193.8	$—
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.6	0.1	(2.5)	2.5	0.1
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(367.6)	367.6	—	(200.8)	200.8	—
Cash received from (paid for) receivables purchased	363.0	(363.0)	—	198.3	(198.3)	—

Three Months Ended March 31, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(334.7)	$334.7	$—	$(185.4)	$185.4	$—
Gain (loss) on sale of accounts receivable (a)	(4.2)	4.2	—	(2.3)	2.3	—
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(336.7)	336.7	—	(184.9)	184.9	—
Cash received from (paid for) receivables purchased	332.5	(332.5)	—	182.6	(182.6)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek pays the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  KCP&L's 47% share of these costs are charged to fuel expense. In January 2014, the DOE submitted a proposal to Congress that recommended the fee be set at zero.  If Congress does not disapprove the proposal, KCP&L expects the DOE to communicate in the second quarter of 2014 an expected effective date of the fee change.

In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application. In 2011, the NRC reexamined their decision and ordered the licensing board, consistent with budgetary limitations, to close out its work on the DOE's application.  In August 2013, a federal court of appeals ruled that the NRC must resume its review of the DOE's application.

Wolf Creek is currently evaluating alternatives for expanding its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. Management cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	March 31 2014	December 31 2013
Decommissioning Trust	(millions)
Beginning balance January 1	$183.9	$154.7
Contributions	0.9	3.3
Earned income, net of fees	1.1	2.7
Net realized gains	0.1	1.7
Net unrealized gains	1.4	21.5
Ending balance	$187.4	$183.9
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31, 2014				December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$84.7	$45.2	$(0.6)	$129.3	$83.7	$44.6	$(0.6)	$127.7
Debt securities	51.4	2.9	(0.3)	54.0	51.0	2.5	(0.7)	52.8
Other	4.1	—	—	4.1	3.4	—	—	3.4
Total	$140.2	$48.1	$(0.9)	$187.4	$138.1	$47.1	$(1.3)	$183.9
The weighted average maturity of debt securities held by the trust at March 31, 2014, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2014	2013
	(millions)
Realized gains	$0.2	$1.5
Realized losses	(0.1)	(0.4)

5. REGULATORY MATTERS
KCP&L Kansas Abbreviated Rate Case Proceedings
In December 2013, KCP&L filed an abbreviated application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $12.1 million including the recovery of costs to reflect the completion of certain components of environmental upgrades at the La Cygne Station, construction work in progress for those components of the upgrades still under construction and updates to certain regulatory asset amortizations. The previously approved return on equity and rate-making equity ratio for KCP&L will not be addressed in this case.
In May 2014, KCP&L, KCC staff and other parties entered into a unanimous stipulation and agreement that resolved all issues in the case and included an increase to retail revenues of $11.5 million. The stipulation and agreement is pending KCC approval. A hearing on the stipulation and agreement is scheduled for late May 2014 with the increase to retail revenues anticipated to be effective in late June 2014.
KCP&L Missouri Energy Efficiency Investment Act Proceedings
In January 2014, KCP&L filed a request with the Public Service Commission of the State of Missouri (MPSC) seeking to recover costs for new and enhanced demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). If approved, the costs would be deferred to a regulatory asset and recovered through a rider mechanism beginning in June 2015. Testimony from MPSC staff and other parties regarding the case was filed in March 2014. An order is expected in the second quarter of 2014.
KCP&L and GMO Transmission Cost Accounting Authority Order Proceeding
In September 2013, KCP&L and GMO filed an application with the MPSC requesting an accounting authority order to defer transmission costs above or below the amount included in current base rates, including carrying costs, as a regulatory asset or liability with the recovery from or refund to Missouri retail customers to be determined in the next general rate case for each company. Hearings were held in January 2014 and a final order is expected in the second quarter of 2014.
GMO Missouri Rate Case Proceedings
On January 9, 2013, the MPSC issued an order for GMO authorizing an increase in annual revenues of $26.2 million for its Missouri Public Service division and $21.7 million for its St. Joseph Light & Power division effective January 26, 2013. In March 2014, the Missouri Court of Appeals, Western District (Court of Appeals) dismissed appeals of the January 9, 2013, MPSC order that were filed in February 2013 by GMO and the Missouri Energy Consumers Group (MECG) regarding various issues. The rates established by the January 9, 2013, MPSC order are effective unless and until modified by the MPSC or stayed by a court.
GMO Renewable Energy Standard Rate Adjustment Mechanism Proceedings
In April 2014, GMO filed an application with the MPSC requesting a Renewable Energy Standard Rate Adjustment Mechanism to recover costs for solar rebates and other compliance costs incurred under the Renewable Energy Standard law in Missouri through a rider mechanism. Annual recovery under the rider would not exceed 1% of GMO's annual revenue requirement as determined by the MPSC in the last rate case.
6. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L and GMO, and its 47% ownership share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans. For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement; however, for union employees hired after October 1, 2013, the benefits are derived from a cash balance account formula.  Effective in 2014, the KCP&L non-union plan was closed to future employees. Great Plains Energy also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and its 47% ownership share of WCNOC.

KCP&L and GMO record pension and post-retirement expense in accordance with rate orders from the MPSC and KCC that allow the difference between pension and post-retirement costs under Generally Accepted Accounting Principles (GAAP) and costs for ratemaking to be recognized as a regulatory asset or liability.  This difference between financial and regulatory accounting methods is due to timing and will be eliminated over the life of the plans.
The following table provides Great Plains Energy's components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended March 31	2014	2013	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$9.1	$10.5	$0.9	$1.1
Interest cost	12.7	11.8	2.0	1.9
Expected return on plan assets	(12.7)	(11.8)	(0.7)	(0.5)
Prior service cost	0.2	0.5	0.8	1.8
Recognized net actuarial loss	12.4	13.7	—	0.5
Net periodic benefit costs before regulatory adjustment	21.7	24.7	3.0	4.8
Regulatory adjustment	(0.4)	(3.6)	1.1	(0.5)
Net periodic benefit costs	$21.3	$21.1	$4.1	$4.3
For the three months ended March 31, 2014, Great Plains Energy contributed $3.3 million to the pension plans and expects to contribute an additional $58.9 million in 2014 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2014, Great Plains Energy expects to make contributions of $11.3 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
7. EQUITY COMPENSATION
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2014	2013
Great Plains Energy	(millions)
Equity compensation expense	$4.4	$1.8
Income tax benefit	1.7	0.6
KCP&L
Equity compensation expense	$3.1	$1.3
Income tax benefit	1.1	0.4

Performance Shares
Performance share activity for the three months ended March 31, 2014, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2014	430,009	$23.52
Granted	214,654	29.96
Earned	(107,741)	26.14
Performance adjustment	(271)
Forfeited	(975)	24.33
Ending balance March 31, 2014	535,676	25.58
* weighted-average
At March 31, 2014, the remaining weighted-average contractual term was 2.0 years.  The weighted-average grant-date fair value of shares granted was $29.96 and $24.16 for the three months ended March 31, 2014, and 2013, respectively. At March 31, 2014, there was $14.4 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $2.8 million and $2.4 million for the three months ended March 31, 2014, and 2013, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2014, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.56% and 0.63%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2014, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2014	288,537	$20.18
Granted and issued	71,860	25.73
Vested	(65,032)	19.15
Forfeited	(612)	24.17
Ending balance March 31, 2014	294,753	21.75
* weighted-average
At March 31, 2014, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted for the three months ended March 31, 2014, and 2013, was $25.73 and $22.45, respectively.  At March 31, 2014, there was $3.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $1.2 million and $0.5 million for the three months ended March 31, 2014, and 2013, respectively.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2018.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2014, Great Plains Energy was in compliance with this covenant.  At March 31, 2014, Great Plains Energy had $5.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.  At December 31, 2013, Great Plains Energy had $9.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2014, KCP&L was in compliance with this covenant.  At March 31, 2014, KCP&L had $166.7 million of commercial paper outstanding at a weighted-average interest rate of 0.28%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, KCP&L had $93.2 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2014, GMO was in compliance with this covenant.  At March 31, 2014, GMO had $51.1 million of commercial paper outstanding at a weighted-average interest rate of 0.26%, had issued letters of credit totaling $3.6 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, GMO had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $16.4 million and had no outstanding cash borrowings under the credit facility.

9. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

	Year Due	March 31 2014	December 31 2013
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.06% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(14.0)	—
Unamortized discount		(4.0)	(4.1)
Total KCP&L excluding current maturities		2,298.3	2,312.2
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2015-2021	7.9	9.0
GMO Pollution Control Bonds
Wamego Series 1996		—	7.3
State Environmental 1993		—	5.0
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series (7.34% rate)(b)	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.7	4.9
Total Great Plains Energy excluding current maturities		$3,488.2	$3,515.7

(a)	Weighted-average interest rates at March 31, 2014

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate
GMO Pollution Control Bonds
In January 2014, GMO made an early repayment of its $7.3 million Wamego Series 1996 and $5.0 million State Environmental 1993 tax-exempt bonds.

10. ASSETS HELD FOR SALE
At December 31, 2013, Great Plains Energy and KCP&L had $36.2 million and $4.7 million, respectively, of assets held for sale related to the construction of two Southwest Power Pool, Inc. (SPP)-approved regional transmission projects, consisting of an approximately 30-mile, 345kV transmission line from KCP&L's and GMO's Iatan generating station to KCP&L's Nashua substation and the Missouri portion of an approximately 180-mile, 345kV transmission line from Sibley, Missouri to Nebraska City, Nebraska. In December 2013, The Federal Energy Regulatory Commission (FERC) accepted the SPP's approval of the novation of these transmission projects to Transource Missouri, LLC (Transource Missouri), a wholly owned subsidiary of Transource. The sale of the assets, at cost, to Transource Missouri was completed in January 2014, resulting in no gain or loss on the sale. Cash proceeds from the asset sale, including a true-up adjustment for the final value of assets sold, were $37.7 million and $4.7 million for Great Plains Energy and KCP&L, respectively.

11. COMMITMENTS AND CONTINGENCIES
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

In September 2011, KCP&L commenced construction of the La Cygne projects and at March 31, 2014, had incurred approximately $404 million of cash capital expenditures, which is included in the approximate $700 million estimate above.

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
In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion. In December 2008, the court issued an order reinstating CAIR pending EPA's development of a replacement regulation on remand. In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR. The CSAPR required states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  In August 2012, the D.C. Circuit Court issued its opinion in which it vacated the CSAPR and remanded the rule to the EPA to revise in accordance with its opinion. The D.C. Circuit Court directed the EPA to continue to administer the CAIR until a valid replacement is promulgated. In April 2014, the U.S. Supreme Court reversed and remanded the CSAPR back to the D.C. Circuit Court for further proceedings consistent with its opinion. KCP&L and GMO continue to comply with CAIR until resolution of the proceedings on remand at which time the Companies expect that they will be able to comply with the resulting implementation of the CSAPR.
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
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA and are installing a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014. The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures. Westar has estimated the cost of this SCR at approximately $230 million.  Westar is also installing less expensive NOx reduction equipment at the other two units and they plan to complete this project in 2014.  GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
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
In March 2011, the EPA proposed regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures would be subject to a limit on how many fish can be killed by being pinned against intake screens (impingement) and would be required to conduct studies to determine whether and what site-specific controls, if any, would be required to reduce the number of aquatic organisms drawn into cooling water systems (entrainment). The EPA agreed to finalize the rule by May 2014.  Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the rule is finalized, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
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
In April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The proposal sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2017 and 2022. The EPA is under a consent decree to take final action on the proposed rule by September 2015.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In May 2010, the EPA proposed to regulate CCRs under the RCRA to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The EPA is considering two options in this proposal.  Under the first option, the EPA would regulate

CCRs as special wastes under subtitle C of RCRA (hazardous), when they are destined for disposal in landfills or surface impoundments.  Under the second option, the EPA would regulate disposal of CCRs under subtitle D of RCRA (non-hazardous).  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The cost of complying with the proposed CCR rule has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  However, the financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until an option is selected by the EPA and the final regulation is enacted. The EPA has committed to take final action regarding the proposed revision of RCRA subtitle D regulations by December 2014.
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
At March 31, 2014, and December 31, 2013, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2014, and December 31, 2013, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
12. LEGAL PROCEEDINGS
GMO Western Energy Crisis
In response to complaints of manipulation of the California energy market, FERC issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.
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

13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $44.6 million and $51.9 million, respectively, for the three months ended March 31, 2014, and 2013. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $10.4 million and $5.4 million for the three months ended March 31, 2014, and 2013, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2013, KCP&L had a money pool payable to Great Plains Energy of $0.2 million.  The following table summarizes KCP&L's related party net receivables.

	March 31 2014	December 31 2013
	(millions)
Net receivable from GMO	$18.7	$32.7
Net receivable from Great Plains Energy	19.9	17.5
14. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results. Great Plains Energy's and KCP&L's interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in wholesale sales, fuel and purchased power expense caused by commodity price volatility.
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for KCP&L Kansas and GMO's utility operations that are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At March 31, 2014, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.

Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income.

KCP&L and GMO have Transmission Congestion Rights (TCR) that they utilize to hedge against congestion costs and protect load prices in the SPP Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry for the fair value assigned to KCP&L Kansas jurisdiction and GMO recorded to a regulatory asset or liability and the fair value assigned to KCP&L Missouri jurisdiction recorded to purchased power expense. These financial contracts will settle against actual congestion costs recognized in purchased power expense. For KCP&L Kansas jurisdiction and GMO, the settlement costs are included in their fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

GMO's risk management policy is to use derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At March 31, 2014, GMO had financial contracts in place to hedge approximately 43% and 12% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2014 and 2015, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense.  The settlement cost is included in GMO's fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

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

	March 31 2014		December 31 2013
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$28.8	$(0.1)	$19.3	$(0.6)
Forward contracts
Non-hedging derivatives	49.2	5.2	47.7	5.2
Transmission congestion rights
Non-hedging derivatives	24.1	5.3	22.9	1.7
Option contracts
Non-hedging derivatives	3.1	1.0	4.8	1.2
KCP&L
Futures contracts
Non-hedging derivatives	$16.4	$(0.3)	$7.7	$(0.2)
Transmission congestion rights
Non-hedging derivatives	19.0	3.9	18.0	1.1
The fair values of Great Plains Energy's and KCP&L's open derivative positions are summarized in the following tables.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$14.6	$3.2

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.5	$1.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$5.8	$2.2

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$1.2	$0.3

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014	(millions)
Derivative assets	$14.6	$(2.7)	$11.9	$—	$—	$11.9
Derivative liabilities	3.2	(3.0)	0.2	—	—	0.2
December 31, 2013
Derivative assets	$8.5	$(0.7)	$7.8	$—	$—	$7.8
Derivative liabilities	1.0	(0.9)	0.1	—	—	0.1

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014	(millions)
Derivative assets	$5.8	$(1.7)	$4.1	$—	$—	$4.1
Derivative liabilities	2.2	(2.0)	0.2	—	—	0.2
December 31, 2013
Derivative assets	$1.2	$(0.1)	$1.1	$—	$—	$1.1
Derivative liabilities	0.3	(0.3)	—	—	—	—

See Note 16 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
The following tables summarize the amount of gain (loss) recognized in a regulatory asset or liability and earnings for KCP&L Kansas and GMO utility commodity hedges.  KCP&L Kansas and GMO utility commodity derivatives fair value changes are recorded to either a regulatory asset or liability consistent with KCC and MPSC regulatory orders.

Great Plains Energy
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss) Recognized in Regulatory Asset or Liability on Derivatives	Income Statement Classification	Amount
Three Months Ended March 31, 2014	(millions)		(millions)
Commodity contracts	$1.1	Fuel	$0.4
Commodity contracts	0.8	Purchased Power	0.8
Total	$1.9	Total	$1.2
Three Months Ended March 31, 2013
Commodity contracts	$1.8	Fuel	$(1.0)
Total	$1.8	Total	$(1.0)

KCP&L
Derivatives in Regulatory Account Relationship
		Gain (Loss) Reclassified from
		Regulatory Account
	Amount of Gain (Loss) Recognized in Regulatory Asset or Liability on Derivatives	Income Statement Classification	Amount
Three Months Ended March 31, 2014	(millions)		(millions)
Commodity contracts	$0.3	Purchased Power	$0.4
Total	$0.3	Total	$0.4
Great Plains Energy's income statement reflects a gain (loss) for the change in fair value of commodity contract derivatives not designated as hedging instruments of $0.4 million in purchased power expense and $(1.0) million in fuel expense for the three months ended March 31, 2014, and 2013, respectively. KCP&L's income statement reflects a gain (loss) for the change in fair value of commodity contract derivatives not designated as hedging instruments of $0.4 million in purchased power expense and $(1.0) million in fuel expense for the three months ended March 31, 2014, and 2013, respectively.
Great Plains Energy's accumulated OCI at March 31, 2014, includes $18.7 million that is expected to be reclassified to expenses over the next twelve months. KCP&L's accumulated OCI at March 31, 2014, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

15. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At March 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At December 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At March 31, 2014, and December 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013.

Description	March 31 2014	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$129.3	$—	$129.3	$—	$—
Debt securities
U.S. Treasury	22.0	—	22.0	—	—
U.S. Agency	3.3	—	—	3.3	—
State and local obligations	4.0	—	—	4.0	—
Corporate bonds	24.2	—	—	24.2	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	3.7	—	3.7	—	—
Other	0.4	—	—	0.4	—
Total nuclear decommissioning trust	187.4	—	155.0	32.4	—
Self-insured health plan trust (b)
Equity securities	1.2	—	1.2	—	—
Debt securities	9.2	—	—	9.2	—
Cash and cash equivalents	5.8	—	5.8	—	—
Total self-insured health plan trust	16.2	—	7.0	9.2	—
Derivative instruments (c)	4.1	(1.7)	0.2	—	5.6
Total	207.7	(1.7)	162.2	41.6	5.6
Liabilities
Derivative instruments (c)	0.2	(2.0)	0.5	—	1.7
Total	$0.2	$(2.0)	$0.5	$—	$1.7
Other Great Plains Energy
Assets
Derivative instruments (c)	$7.8	$(1.0)	$0.5	$4.6	$3.7
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.3	—	—	18.3	—
Total SERP rabbi trusts	18.4	—	0.1	18.3	—
Total	26.2	(1.0)	0.6	22.9	3.7
Liabilities
Derivative instruments (c)	—	(1.0)	0.3	—	0.7
Total	$—	$(1.0)	$0.3	$—	$0.7
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$187.4	$—	$155.0	$32.4	$—
Self-insured health plan trust (b)	16.2	—	7.0	9.2	—
Derivative instruments (c)	11.9	(2.7)	0.7	4.6	9.3
SERP rabbi trusts (d)	18.4	—	0.1	18.3	—
Total	233.9	(2.7)	162.8	64.5	9.3
Liabilities
Derivative instruments (c)	0.2	(3.0)	0.8	—	2.4
Total	$0.2	$(3.0)	$0.8	$—	$2.4

Description	December 31 2013	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$127.7	$—	$127.7	$—	$—
Debt securities
U.S. Treasury	21.2	—	21.2	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.9	—	—	3.9	—
Corporate bonds	24.4	—	—	24.4	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	3.8	—	3.8	—	—
Other	(0.4)	—	—	(0.4)	—
Total nuclear decommissioning trust	183.9	—	152.7	31.2	—
Self-insured health plan trust (b)
Equity securities	0.9	—	0.9	—	—
Debt securities	9.3	—	0.5	8.8	—
Cash and cash equivalents	3.4	—	3.4	—	—
Other	1.2	—	—	1.2	—
Total self-insured health plan trust	14.8	—	4.8	10.0	—
Derivative instruments (c)	1.1	(0.1)	0.1	—	1.1
Total	199.8	(0.1)	157.6	41.2	1.1
Liabilities
Derivative instruments (c)	—	(0.3)	0.3	—	—
Total	$—	$(0.3)	$0.3	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$6.7	$(0.6)	$0.2	$4.9	$2.2
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.6	—	—	18.6	—
Total SERP rabbi trusts	18.7	—	0.1	18.6	—
Total	25.4	(0.6)	0.3	23.5	2.2
Liabilities
Derivative instruments (c)	0.1	(0.6)	0.6	0.1	—
Total	$0.1	$(0.6)	$0.6	$0.1	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$183.9	$—	$152.7	$31.2	$—
Self-insured health plan trust (b)	14.8	—	4.8	10.0	—
Derivative instruments (c)	7.8	(0.7)	0.3	4.9	3.3
SERP rabbi trusts (d)	18.7	—	0.1	18.6	—
Total	225.2	(0.7)	157.9	64.7	3.3
Liabilities
Derivative instruments (c)	0.1	(0.9)	0.9	0.1	—
Total	$0.1	$(0.9)	$0.9	$0.1	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(e)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At March 31, 2014, and December 31, 2013, Great Plains Energy netted $0.3 million and $0.2 million, respectively, of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at January 1	$3.3	$2.3
Total realized/unrealized gains (losses):
included in purchased power expense	1.3	—
included in non-operating income	7.1	2.4
Purchases	6.1	—
Settlements	(10.9)	(2.3)
Net asset at March 31	$6.9	$2.4
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at March 31:
included in purchased power expense	$(0.1)	$—
included in non-operating income	$0.1	$0.2

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2014
(millions)
Net asset at January 1	$1.1
Total realized/unrealized gains (losses):
included in purchased power expense	0.9
included in regulatory asset or liability	(0.1)
Purchases	5.1
Settlements	(3.1)
Net asset at March 31	$3.9
Total unrealized losses relating to assets still on the consolidated balance sheet at March 31:
included in purchased power expense	$(0.1)
included in regulatory asset or liability	$(0.1)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L for the three months ended March 31, 2014, and 2013.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
Three Months Ended March 31, 2014	(millions)
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.2	3.0
Net current period other comprehensive income	2.8	0.2	3.0
Ending balance March 31	$(21.0)	$(1.3)	$(22.3)
Three Months Ended March 31, 2013
Beginning balance January 1	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	3.2	—	3.2
Net current period other comprehensive income	3.2	—	3.2
Ending balance March 31	$(32.2)	$(3.0)	$(35.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
Three Months Ended March 31, 2014	(millions)
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	1.3
Net current period other comprehensive income	1.3
Ending balance March 31	$(18.9)
Three Months Ended March 31, 2013
Beginning balance January 1	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	1.5
Net current period other comprehensive income	1.5
Ending balance March 31	$(24.3)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L three months ended March 31, 2014, and 2013.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.7)	$(5.0)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(4.7)	(5.2)	Income before income tax expense and income (loss) from equity investments
	1.9	2.0	Income tax (expense) benefit
	$(2.8)	$(3.2)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$—	Utility operating and maintenance expenses
	(0.2)	—	Income before income tax expense and income (loss) from equity investments
	(0.2)	—	Net income

Total reclassifications, net of tax	$(3.0)	$(3.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.2)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(2.2)	(2.4)	Income before income tax expense
	0.9	0.9	Income tax (expense) benefit
Total reclassifications, net of tax	$(1.3)	$(1.5)	Net income

17. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2014	2013
Current income taxes	(millions)
Federal	$0.3	$(0.1)
State	0.1	(0.1)
Total	0.4	(0.2)
Deferred income taxes
Federal	6.6	9.9
State	1.7	2.3
Total	8.3	12.2
Noncurrent income taxes
Foreign	(0.2)	(0.1)
Investment tax credit amortization	(0.4)	(0.4)
Income tax expense	$8.1	$11.5

KCP&L
Three Months Ended March 31	2014	2013
Current income taxes	(millions)
Federal	$2.7	$(0.3)
State	0.5	—
Total	3.2	(0.3)
Deferred income taxes
Federal	0.4	4.0
State	0.6	1.3
Total	1.0	5.3
Noncurrent income taxes
Federal	—	0.6
State	—	0.1
Total	—	0.7
Investment tax credit amortization	(0.2)	(0.3)
Income tax expense	$4.0	$5.4

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2014	2013
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	(1.8)	1.4
Amortization of investment tax credits	(1.2)	(1.1)
Federal income tax credits	(9.1)	(7.9)
State income taxes	3.8	4.2
Changes in uncertain tax positions, net	(0.6)	(0.7)
Other	(0.7)	(0.2)
Effective income tax rate	25.4%	30.7%

KCP&L
Three Months Ended March 31	2014	2013
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	(3.7)	1.6
Amortization of investment tax credits	(1.2)	(1.2)
Federal income tax credits	(13.8)	(13.8)
State income taxes	3.4	4.0
Other	(1.1)	(0.7)
Effective income tax rate	18.6%	24.9%
Uncertain Tax Positions
At March 31, 2014, and December 31, 2013, Great Plains Energy had $9.5 million and $9.8 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $6.3 million and $6.5 million at March 31, 2014, and December 31, 2013, respectively, are expected to impact the effective tax rate if recognized.
The following table reflects activity for Great Plains Energy related to the liability for unrecognized tax benefits.

	March 31 2014	December 31 2013
	(millions)
Beginning balance January 1	$9.8	$21.4
Reductions for current year tax positions	(0.1)	(0.3)
Reductions for prior year tax positions	—	(10.5)
Statute expirations	—	(0.3)
Foreign currency translation adjustments	(0.2)	(0.5)
Ending balance	$9.5	$9.8
Great Plains Energy recognizes interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At March 31, 2014, and December 31, 2013, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.2 million. At March 31, 2014, and December 31, 2013, amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million.
The IRS is currently auditing Great Plains Energy and its subsidiaries for the 2009 tax year.  The Company estimates that it is reasonably possible that $6.7 million of other unrecognized tax benefits for Great Plains Energy may be recognized in the next twelve months due to statute expirations or settlement agreements with tax authorities.

18. SEGMENTS AND RELATED INFORMATION
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$585.1	$—	$—	$585.1
Depreciation and amortization	(74.5)	—	—	(74.5)
Interest (charges) income	(47.0)	(12.6)	10.2	(49.4)
Income tax (expense) benefit	(9.8)	1.7	—	(8.1)
Net income (loss)	26.1	(2.3)	—	23.8

Three Months Ended March 31, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$542.2	$—	$—	$542.2
Depreciation and amortization	(70.2)	—	—	(70.2)
Interest (charges) income	(47.8)	(14.5)	12.6	(49.7)
Income tax (expense) benefit	(12.6)	1.1	—	(11.5)
Net income (loss)	27.6	(1.6)	—	26.0

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2014	(millions)
Assets	$10,150.9	$130.4	$(396.4)	$9,884.9
Capital expenditures (a)	185.2	—	—	185.2
December 31, 2013
Assets	$10,019.6	$105.6	$(329.8)	$9,795.4
Capital expenditures (a)	669.0	—	—	669.0
(a) Capital expenditures reflect year to date amounts for the periods presented.

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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 835,500 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2014, decreased to $23.4 million or $0.15 per share from $25.6 million or $0.17 per share for the same period in 2013 driven by:

•	a $27.1 million increase in gross margin driven by favorable weather, an increase in weather-normalized retail demand and new retail rates;

•
a $25.5 million increase in utility operating and maintenance expenses driven by increased Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 as well as increased amortization from a planned refueling outage, where costs are deferred and amortized between refueling outages, that began in the first quarter of 2013; increased costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates; and increased expenses at coal units primarily due to outages;

•	a $5.0 million increase in general taxes driven by increased property taxes; and

•
a $3.4 million decrease in income tax expense primarily driven by decreased pre-tax income and the effect of the regulatory treatment of timing differences for the increase in the equity component of AFUDC.

Gross margin is a financial measure that is not calculated in accordance with GAAP. See the explanation of gross margin and the reconciliation to GAAP operating revenues under Great Plains Energy's Results of Operations for further information.
For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Regulatory Proceedings
See Note 5 to the consolidated financial statements for information regarding regulatory proceedings.
Wolf Creek Mid-Cycle Maintenance Outage and Refueling Outage
Wolf Creek began a mid-cycle maintenance outage on March 8, 2014, and the unit is expected to return to service in May 2014. Wolf Creek's latest refueling outage was from February 4, 2013 to April 15, 2013. The next refueling outage is planned to begin in the first quarter of 2015.

ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2014	2013
	(millions)
Operating revenues	$585.1	$542.2
Fuel	(135.2)	(132.2)
Purchased power	(45.4)	(38.8)
Transmission	(17.6)	(11.4)
Gross margin (a)	386.9	359.8
Other operating expenses	(234.5)	(203.5)
Depreciation and amortization	(74.5)	(70.2)
Operating income	77.9	86.1
Non-operating income and expenses	3.3	1.2
Interest charges	(49.4)	(49.7)
Income tax expense	(8.1)	(11.5)
Income (loss) from equity investments	0.1	(0.1)
Net income	23.8	26.0
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$23.4	$25.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2014, decreased to $23.4 million or $0.15 per share from $25.6 million or $0.17 per share for the same period in 2013.
Electric utility's net income decreased $1.5 million for the three months ended March 31, 2014, compared to the same period in 2013 driven by:

•	a $27.1 million increase in gross margin driven by:

•	an estimated $13 million increase due to favorable weather driven by a 15% increase in heating degree days;

•	an estimated $4 million increase driven by an increase in weather-normalized retail demand; and

•	an estimated $9 million increase from new retail rates in Missouri effective January 26, 2013;

•	a $31.0 million increase in other operating expenses primarily driven by:

•
a $10.0 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 as well as increased amortization from a planned refueling outage, where costs are deferred and amortized between refueling outages, that began in the first quarter of 2013;

•	a $1.6 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $5.8 million increase in operating and maintenance expense at coal units primarily due to outages; and

•	a $5.1 million increase in general taxes driven by increased property taxes;

•	a $4.3 million increase in depreciation expense primarily driven by normal capital additions;

•
a $3.1 million increase in non-operating income and expenses driven by a $3.4 million increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit; and

•
a $2.8 million decrease in income tax expense primarily driven by decreased pre-tax income and the effect of the regulatory treatment of timing differences for the increase in the equity component of AFUDC.

Great Plains Energy's corporate and other activities loss increased $0.7 million for the three months ended March 31, 2014, compared to the same period in 2013.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2014	2013
	(millions)
Operating revenues	$585.1	$542.2
Fuel	(135.2)	(132.2)
Purchased power	(45.4)	(38.8)
Transmission	(17.6)	(11.4)
Gross margin (a)	386.9	359.8
Other operating expenses	(233.8)	(202.8)
Depreciation and amortization	(74.5)	(70.2)
Operating income	78.6	86.8
Non-operating income and expenses	4.3	1.2
Interest charges	(47.0)	(47.8)
Income tax expense	(9.8)	(12.6)
Net income	$26.1	$27.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$243.7	$226.6	8%	2,551	2,354	8%
Commercial	218.1	208.7	5%	2,657	2,525	5%
Industrial	47.1	44.3	6%	748	706	6%
Other retail revenues	5.0	5.0	(3)%	29	31	(4)%
Kansas property tax surcharge	1.2	0.1	N/M	N/A	N/A	N/A
Fuel recovery mechanism	13.4	8.2	63%	N/A	N/A	N/A
Total retail	528.5	492.9	7%	5,985	5,616	7%
Wholesale revenues	42.4	34.4	23%	1,383	1,246	11%
Other revenues	14.2	14.9	(5)%	N/A	N/A	N/A
Operating revenues	585.1	542.2	8%	7,368	6,862	7%
Fuel	(135.2)	(132.2)	2%
Purchased power	(45.4)	(38.8)	17%
Transmission	(17.6)	(11.4)	54%
Gross margin (a)	$386.9	$359.8	7%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric utility's gross margin increased $27.1 million for the three months ended March 31, 2014, compared to the same period in 2013 driven by:

•	an estimated $13 million increase due to favorable weather driven by a 15% increase in heating degree days;

•	an estimated $4 million increase driven by an increase in weather-normalized retail demand; and

•	an estimated $9 million increase from new retail rates in Missouri effective January 26, 2013.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $31.0 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to:

•
a $10.0 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 as well as increased amortization from a planned refueling outage, where costs are deferred and amortized between refueling outages, that began in the first quarter of 2013;

•	a $1.6 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $5.8 million increase in operating and maintenance expense at coal units primarily due to outages; and

•	a $5.1 million increase in general taxes driven by increased property taxes.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization costs increased $4.3 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily driven by normal capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses increased $3.1 million for the three months ended March 31, 2014, compared to the same period in 2013 driven by a $3.4 million increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit.
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $2.8 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily driven by decreased pre-tax income and the effect of the regulatory treatment of timing differences for the increase in the equity component of AFUDC.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2014 compared to December 31, 2013)

•	Assets held for sale decreased $36.2 million to reflect the sale of KCP&L's and GMO's SPP-approved regional transmission projects to Transource Missouri in January 2014.

•
Great Plains Energy's construction work in progress increased $82.2 million primarily due to increases for environmental upgrades at KCP&L's La Cygne Station and increases for pipe replacement for the essential service water system at the Wolf Creek nuclear unit, in addition to normal plant activity.

•	Great Plains Energy's commercial paper increased $109.6 million primarily due to borrowings for dividend payments and timing of other cash payments.

•	Great Plains Energy's accounts payable decreased $87.1 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $34.2 million primarily due to the timing of property tax payments.
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
Great Plains Energy's liquid resources at March 31, 2014, consisted of $13.6 million of cash and cash equivalents on hand and $1.0 billion of unused bank lines of credit.  The unused lines consisted of $195.0 million from Great Plains Energy's revolving credit facility, $430.6 million from KCP&L's credit facilities and $395.3 million from GMO's credit facilities.  See Note 8 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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

Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $18.3 million increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2014, compared to the same period in 2013 is primarily due to a decrease in deferred refueling outage costs partially offset by an increase in solar rebates paid to customers. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $13.0 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to an increase in cash utility capital expenditures at the Wolf Creek nuclear unit for a pipe replacement for the essential service water system.
In January 2014, KCP&L and GMO completed the sale of two SPP-approved regional transmission projects to Transource Missouri for cash proceeds of $37.7 million. See Note 10 to the consolidated financial statements for additional information regarding the sale.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities for the three months ended March 31, 2014, reflect increased short-term borrowings for interest and dividend payments.
Great Plains Energy's cash flows from financing activities for the three months ended March 31, 2013, reflect KCP&L's issuance, at a discount, of $300.0 million of 3.15% Senior Notes that mature in 2023, with the proceeds used to repay short-term borrowings.
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
On May 1, 2014, Standard & Poor's made the following rating changes for the securities of Great Plains Energy, KCP&L and GMO:

•	Outlook for Great Plains Energy, KCP&L and GMO from Positive to Stable;

•	Corporate credit rating for Great Plains Energy from BBB to BBB+;

•	Preferred stock rating for Great Plains Energy from BB+ to BBB-;

•	Senior unsecured debt for Great Plains Energy from BBB- to BBB;

•	Senior secured debt for KCP&L from A- to A; and

•	Senior unsecured debt for KCP&L and GMO from BBB to BBB+.

A securities rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC. KCP&L expects to file a request with the MPSC for authorization to issue long-term debt that would replace the previous authorization which expired on December 31, 2013.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At March 31, 2014, there was $833.3 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2014, there was $698.9 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2014, GMO had an outstanding payable to Great Plains Energy under the money pool of $10.2 million.
Debt Agreements
See Note 8 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees of KCP&L and GMO, and its 47% ownership share of WCNOC's defined benefit plans. Effective in 2014, the KCP&L non-union plan was closed to future employees. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA. For the three months ended March 31, 2014, the Company contributed $3.3 million to the pension plans and expects to contribute an additional $58.9 million in 2014 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2014	2013
	(millions)
Operating revenues	$391.0	$366.7
Fuel	(93.6)	(94.5)
Purchased power	(18.9)	(19.1)
Transmission	(10.6)	(8.0)
Gross margin (a)	267.9	245.1
Other operating expenses	(168.7)	(145.2)
Depreciation and amortization	(51.7)	(47.6)
Operating income	47.5	52.3
Non-operating income and expenses	4.4	1.3
Interest charges	(30.7)	(32.0)
Income tax expense	(4.0)	(5.4)
Net income	$17.2	$16.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$145.0	$136.1	7%	1,459	1,362	7%
Commercial	160.8	153.8	5%	1,868	1,772	5%
Industrial	29.1	26.8	8%	434	396	10%
Other retail revenues	3.1	3.2	(4)%	22	23	(5)%
Kansas property tax surcharge	1.2	0.1	N/M	N/A	N/A	N/A
Fuel recovery mechanism	(3.1)	3.9	N/M	N/A	N/A	N/A
Total retail	336.1	323.9	4%	3,783	3,553	6%
Wholesale revenues	49.8	38.3	30%	1,620	1,401	16%
Other revenues	5.1	4.5	15%	N/A	N/A	N/A
Operating revenues	391.0	366.7	7%	5,403	4,954	9%
Fuel	(93.6)	(94.5)	(1)%
Purchased power	(18.9)	(19.1)	(1)%
Transmission	(10.6)	(8.0)	34%
Gross margin (a)	$267.9	$245.1	9%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $22.8 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to:

•	an estimated $9 million increase due to favorable weather driven by a 15% increase in heating degree days;

•	an estimated $2 million increase driven by an increase in weather-normalized retail demand; and

•	an estimated $6 million increase from new retail rates in Missouri effective January 26, 2013.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $23.5 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to:

•
a $10.0 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and increased amortization from a planned refueling outage, where costs are deferred and amortized between refueling outages, that began in the first quarter of 2013;

•	a $3.4 million increase in operating and maintenance expense at coal units primarily due to outages; and

•	a $4.5 million increase in general taxes driven by increased property taxes.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization costs increased $4.1 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily driven by normal capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses increased $3.1 million for the three months ended March 31, 2014, compared to the same period in 2013 driven by a $3.4 million increase in the equity component of AFUDC resulting from a higher average construction work in progress balance due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $1.4 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily driven by the effect of the regulatory treatment of timing differences for the increase in the equity component of AFUDC.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices. Market risks are handled in accordance with established policies, which may include entering into various derivative transactions. In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable. Such risks principally include business, legal, compliance, operational and credit risks and are discussed elsewhere in this document as well as in the 2013 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K. Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2013 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at March 31, 2014, was $15.0 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 11 and 12 and to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2013 Form 10-K for each of Great Plains Energy and KCP&L. There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended March 31, 2014.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	—		$—	—	N/A
February 1 - 28	—		—	—	N/A
March 1 - 31	69,129	(1)	25.98	—	N/A
Total	69,129		$25.98	—	N/A

(1)
Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares and issuance of performance shares and common shares surrendered to the Company related to the forfeiture of restricted common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy's annual meeting of shareholders was held on May 6, 2014.  In accordance with the recommendations of the Board, the shareholders (i) elected nine directors, (ii) approved an advisory resolution approving the 2013 executive compensation of the named executive officers, as disclosed in Great Plains Energy's 2014 proxy statement, (iii) approved an amendment to Great Plains Energy's Articles of Incorporation and (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2014.  The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.

Proposal 1: Election of Great Plains Energy's Nine Nominees as Directors
The nine persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy's annual meeting in 2015, and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Terry Bassham	115,234,884	3,718,741	21,686,997
David L. Bodde	117,264,828	1,688,797	21,686,997
Randall C. Ferguson, Jr.	117,426,596	1,527,029	21,686,997
Gary D. Forsee	117,567,321	1,386,304	21,686,997
Thomas D. Hyde	117,831,321	1,122,371	21,686,997
James A. Mitchell	116,708,251	2,245,374	21,686,997
Ann D. Murtlow	117,157,032	1,796,593	21,686,997
John J. Sherman	117,885,414	1,068,211	21,686,997
Linda H. Talbott	117,116,692	1,836,933	21,686,997
No votes were cast against the nominees due to cumulative voting.
Proposal 2: Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the compensation of the named executive officers disclosed in the “Executive Compensation” section of the 2014 proxy statement.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
109,731,106	5,386,925	3,835,594	21,686,997
Proposal 3: Amendment to Great Plains Energy's Articles of Incorporation
Great Plains Energy submitted a proposal for its shareholders to approve an amendment to Great Plains Energy's Articles of Incorporation to provide for exculpation of directors. The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
116,545,131	1,708,961	699,533	21,686,997
Proposal 4: Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants
Great Plains Energy submitted a proposal for its shareholders to ratify the Audit Committee's appointment of Deloitte & Touche LLP as its independent public accountants for 2014. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions
138,793,593	1,312,181	534,848
KANSAS CITY POWER & LIGHT COMPANY
Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.
Amendments to the Articles of Incorporation of Great Plains Energy
As described above, on May 6, 2014, at the 2014 annual meeting of shareholders of Great Plains Energy, upon the recommendation of the Board, the shareholders approved and adopted certain amendments to the Articles of Incorporation of Great Plains Energy (Articles, and, as so amended, Amended Articles). The Board previously approved and adopted the Amended Articles, subject to shareholder approval. Great Plains Energy filed the Amended Articles with the Missouri Secretary of State on May 6, 2014. The Amended Articles became effective upon filing.
Article Fourteen was added to the Articles to incorporate a director exculpation provision, which is consistent with the statutory standard set forth in Section 351.055.2(3) of The General and Business Corporation Law of Missouri. This amendment protects Great Plains Energy's directors against personal liability to Great Plains Energy and its shareholders for monetary damages for certain breaches of fiduciary duty, however; it does not entirely eliminate the directors' fiduciary duties. The amendment will not change directors' liability for breaches of their duty of loyalty to Great Plains Energy and its shareholders, for acts or omissions not in subjective good faith or which involve intentional misconduct or a knowing violation of law, for transactions from which a director derives an improper personal benefit, or for unlawful dividends under applicable Missouri law.
The foregoing description of the amendments to the Articles is qualified in its entirety by reference to the full text of the Amended Articles, a copy of which is filed as Exhibit 3.1 hereto and incorporated herein by reference.
Amendments to the Articles of Consolidation of KCP&L
Additionally, on May 6, 2014, the sole shareholder of KCP&L, upon the recommendation of the KCP&L Board of Directors (KCP&L Board), approved and adopted certain amendments to the Articles of Consolidation of KCP&L (KCP&L Articles, and, as so amended, KCP&L Amended Articles). The KCP&L Board previously approved and adopted the KCP&L Amended Articles, subject to shareholder approval. KCP&L filed the Amended Articles with the Missouri Secretary of State on May 6, 2014. The Amended Articles became effective upon filing.
Article Second of the KCP&L Articles was amended to reflect the updated address of KCP&L's registered agent and Article Thirteenth was added to incorporate a director exculpation provision, which is consistent with the statutory standard set forth in Section 351.055.2(3) of The General and Business Corporation Law of Missouri. This amendment protects KCP&L's directors against personal liability to KCP&L and its shareholders for monetary damages for certain breaches of fiduciary duty, however; it does not entirely eliminate the directors' fiduciary duties. The amendment will not change directors' liability for breaches of their duty of loyalty to KCP&L and its shareholders, for acts or omissions not in subjective good faith or which involve intentional misconduct or a knowing violation of law, for transactions from which a director derives an improper personal benefit, or for unlawful dividends under applicable Missouri law.
The foregoing description of the amendments to the KCP&L Articles is qualified in its entirety by reference to the full text of the Amended Articles, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.
ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1		Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 6, 2014.	Great Plains Energy

3.2		Amended and Restated Articles of Consolidation of Kansas City Power & Light Company, as amended effective May 6, 2014.	KCP&L

10.1	+	Form of 2014 three-year Performance Share Agreement.	Great Plains Energy KCP&L

10.2	+	Form of 2014 Restricted Stock Agreement.	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014.	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2014.	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	*	Section 1350 Certifications.	Great Plains Energy

32.2	*	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 8, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 8, 2014	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 8, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 8, 2014	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)