Form 10-Q
period 2014-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2014-08-07
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On August 4, 2014, Great Plains Energy Incorporated had 154,083,123 shares of common stock outstanding.  On August 4, 2014, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company, LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards

Abbreviation or Acronym	Definition

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., an unrelated Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.5	$10.6
Funds on deposit	1.3	0.8
Receivables, net	219.3	162.2
Accounts receivable pledged as collateral	171.0	175.0
Fuel inventories, at average cost	72.5	76.4
Materials and supplies, at average cost	148.2	152.3
Deferred refueling outage costs	21.1	29.5
Refundable income taxes	10.7	10.5
Deferred income taxes	84.0	80.3
Assets held for sale (Note 10)	—	36.2
Prepaid expenses and other assets	36.1	33.2
Total	776.7	767.0
Utility Plant, at Original Cost
Electric	11,924.2	11,575.3
Less - accumulated depreciation	4,731.7	4,628.4
Net utility plant in service	7,192.5	6,946.9
Construction work in progress	709.7	736.7
Nuclear fuel, net of amortization of $171.7 and $161.4	68.4	62.8
Total	7,970.6	7,746.4
Investments and Other Assets
Nuclear decommissioning trust fund	194.8	183.9
Regulatory assets	867.6	849.7
Goodwill	169.0	169.0
Other	79.4	79.4
Total	1,310.8	1,282.0
Total	$10,058.1	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$—	$9.0
Collateralized note payable	171.0	175.0
Commercial paper	376.5	108.2
Current maturities of long-term debt	15.1	1.1
Accounts payable	277.7	327.4
Accrued taxes	75.7	29.7
Accrued interest	44.1	45.4
Accrued compensation and benefits	38.7	47.3
Pension and post-retirement liability	3.2	3.2
Other	25.5	23.5
Total	1,027.5	769.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,008.2	964.8
Deferred tax credits	126.6	127.4
Asset retirement obligations	163.6	158.8
Pension and post-retirement liability	335.2	360.5
Regulatory liabilities	282.5	264.0
Other	98.4	121.0
Total	2,014.5	1,996.5
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,163,226 and 153,995,621 shares issued, stated value	2,635.8	2,631.1
Retained earnings	875.3	871.4
Treasury stock - 90,194 and 129,290 shares, at cost	(2.3)	(2.8)
Accumulated other comprehensive loss	(19.8)	(25.3)
Total	3,489.0	3,474.4
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,488.1	3,515.7
Total	7,016.1	7,029.1
Commitments and Contingencies (Note 11)
Total	$10,058.1	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
Operating Revenues	(millions, except per share amounts)
Electric revenues	$648.4	$600.3	$1,233.5	$1,142.5
Operating Expenses
Fuel	115.4	121.2	250.6	253.4
Purchased power	79.1	34.9	124.5	73.7
Transmission	18.7	12.9	36.3	24.3
Utility operating and maintenance expenses	183.4	166.4	364.1	321.6
Depreciation and amortization	75.6	72.6	150.1	142.8
General taxes	50.6	48.1	103.4	95.9
Other	1.4	0.6	2.4	1.1
Total	524.2	456.7	1,031.4	912.8
Operating income	124.2	143.6	202.1	229.7
Non-operating income	7.0	4.4	13.4	6.9
Non-operating expenses	(3.9)	(2.2)	(7.0)	(3.5)
Interest charges	(48.3)	(49.4)	(97.7)	(99.1)
Income before income tax expense and income (loss) from equity investments	79.0	96.4	110.8	134.0
Income tax expense	(27.0)	(32.7)	(35.1)	(44.2)
Income (loss) from equity investments, net of income taxes	0.1	(0.1)	0.2	(0.2)
Net income	52.1	63.6	75.9	89.6
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$51.7	$63.2	$75.1	$88.8

Average number of basic common shares outstanding	153.8	153.5	153.8	153.4
Average number of diluted common shares outstanding	154.0	153.8	154.0	153.7

Basic and diluted earnings per common share	$0.34	$0.41	$0.49	$0.58

Cash dividends per common share	$0.23	$0.2175	$0.46	$0.435
Comprehensive Income
Net income	$52.1	$63.6	$75.9	$89.6
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	2.5	2.9	5.3	6.1
Derivative hedging activity, net of tax	2.5	2.9	5.3	6.1
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	0.2	0.2	0.2
Change in unrecognized pension expense, net of tax	—	0.2	0.2	0.2
Total other comprehensive income	2.5	3.1	5.5	6.3
Comprehensive income	$54.6	$66.7	$81.4	$95.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$75.9	$89.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	150.1	142.8
Amortization of:
Nuclear fuel	10.3	8.7
Other	26.1	28.9
Deferred income taxes, net	38.4	45.5
Investment tax credit amortization	(0.8)	(0.9)
(Income) loss from equity investments, net of income taxes	(0.2)	0.2
Other operating activities (Note 2)	(127.9)	(139.4)
Net cash from operating activities	171.9	175.4
Cash Flows from Investing Activities
Utility capital expenditures	(352.9)	(339.8)
Allowance for borrowed funds used during construction	(6.9)	(4.6)
Purchases of nuclear decommissioning trust investments	(13.9)	(54.8)
Proceeds from nuclear decommissioning trust investments	12.3	53.1
Proceeds from sale of assets (Note 10)	37.7	—
Other investing activities	(17.2)	(13.1)
Net cash from investing activities	(340.9)	(359.2)
Cash Flows from Financing Activities
Issuance of common stock	2.5	2.6
Issuance of long-term debt	—	412.5
Issuance fees	—	(4.3)
Repayment of long-term debt	(13.4)	(9.3)
Net change in short-term borrowings	259.3	(151.1)
Net change in collateralized short-term borrowings	(4.0)	1.0
Dividends paid	(71.6)	(67.6)
Other financing activities	(1.9)	(1.4)
Net cash from financing activities	170.9	182.4
Net Change in Cash and Cash Equivalents	1.9	(1.4)
Cash and Cash Equivalents at Beginning of Year	10.6	9.3
Cash and Cash Equivalents at End of Period	$12.5	$7.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2014		2013
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,995,621	$2,631.1	153,779,806	$2,624.7
Issuance of common stock	167,605	4.3	114,918	2.6
Equity compensation expense, net of forfeitures		0.2		0.2
Unearned Compensation
Issuance of restricted common stock		(1.9)		(1.7)
Compensation expense recognized		1.0		1.0
Other		1.1		0.5
Ending balance	154,163,226	2,635.8	153,894,724	2,627.3
Retained Earnings
Beginning balance		871.4		758.8
Net income		75.9		89.6
Dividends:
Common stock ($0.46 and $0.435 per share)		(70.8)		(66.8)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.4)		(0.2)
Ending balance		875.3		780.6
Treasury Stock
Beginning balance	(129,290)	(2.8)	(250,236)	(5.1)
Treasury shares acquired	(73,273)	(1.9)	(55,731)	(1.2)
Treasury shares reissued	112,369	2.4	184,721	3.7
Ending balance	(90,194)	(2.3)	(121,246)	(2.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.3)		(38.4)
Derivative hedging activity, net of tax		5.3		6.1
Change in unrecognized pension expense, net of tax		0.2		0.2
Ending balance		(19.8)		(32.1)
Total Great Plains Energy Common Shareholders' Equity		$3,489.0		$3,373.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.7	$4.0
Funds on deposit	0.9	0.7
Receivables, net	161.3	129.2
Related party receivables	52.7	50.4
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	43.7	50.3
Materials and supplies, at average cost	106.2	109.0
Deferred refueling outage costs	21.1	29.5
Refundable income taxes	8.8	15.1
Deferred income taxes	3.5	—
Assets held for sale (Note 10)	—	4.7
Prepaid expenses and other assets	31.5	27.5
Total	544.4	530.4
Utility Plant, at Original Cost
Electric	8,578.9	8,274.9
Less - accumulated depreciation	3,587.7	3,518.3
Net utility plant in service	4,991.2	4,756.6
Construction work in progress	618.9	660.4
Nuclear fuel, net of amortization of $171.7 and $161.4	68.4	62.8
Total	5,678.5	5,479.8
Investments and Other Assets
Nuclear decommissioning trust fund	194.8	183.9
Regulatory assets	591.0	614.1
Other	30.0	31.0
Total	815.8	829.0
Total	$7,038.7	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	288.3	93.2
Current maturities of long-term debt	14.0	—
Accounts payable	227.4	239.8
Related party payables	—	0.2
Accrued taxes	49.3	23.8
Accrued interest	27.6	29.1
Accrued compensation and benefits	38.7	47.3
Pension and post-retirement liability	1.9	1.9
Deferred income taxes	—	1.7
Other	13.0	13.0
Total	770.2	560.0
Deferred Credits and Other Liabilities
Deferred income taxes	946.2	922.1
Deferred tax credits	124.8	125.3
Asset retirement obligations	145.9	141.7
Pension and post-retirement liability	314.8	339.9
Regulatory liabilities	174.0	168.3
Other	66.5	90.4
Total	1,772.2	1,787.7
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	652.4	636.4
Accumulated other comprehensive loss	(17.5)	(20.2)
Total	2,198.0	2,179.3
Long-term debt (Note 9)	2,298.3	2,312.2
Total	4,496.3	4,491.5
Commitments and Contingencies (Note 11)
Total	$7,038.7	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
Operating Revenues	(millions)
Electric revenues	$439.5	$410.8	$830.5	$777.5
Operating Expenses
Fuel	88.2	86.0	181.8	180.5
Purchased power	40.5	18.6	59.4	37.7
Transmission	12.0	8.8	22.6	16.8
Operating and maintenance expenses	129.1	116.7	256.3	224.9
Depreciation and amortization	52.6	49.6	104.3	97.2
General taxes	38.9	37.7	80.4	74.7
Total	361.3	317.4	704.8	631.8
Operating income	78.2	93.4	125.7	145.7
Non-operating income	5.2	3.8	11.2	5.5
Non-operating expenses	(2.0)	(1.2)	(3.6)	(1.6)
Interest charges	(31.0)	(31.5)	(61.7)	(63.5)
Income before income tax expense	50.4	64.5	71.6	86.1
Income tax expense	(15.6)	(20.3)	(19.6)	(25.7)
Net income	$34.8	$44.2	$52.0	$60.4
Comprehensive Income
Net income	$34.8	$44.2	$52.0	$60.4
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3	2.7	2.8
Derivative hedging activity, net of tax	1.4	1.3	2.7	2.8
Total other comprehensive income	1.4	1.3	2.7	2.8
Comprehensive income	$36.2	$45.5	$54.7	$63.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$52.0	$60.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	104.3	97.2
Amortization of:
Nuclear fuel	10.3	8.7
Other	15.5	17.1
Deferred income taxes, net	19.2	25.6
Investment tax credit amortization	(0.5)	(0.5)
Other operating activities (Note 2)	(53.2)	(93.2)
Net cash from operating activities	147.6	115.3
Cash Flows from Investing Activities
Utility capital expenditures	(293.4)	(261.2)
Allowance for borrowed funds used during construction	(6.0)	(4.1)
Purchases of nuclear decommissioning trust investments	(13.9)	(54.8)
Proceeds from nuclear decommissioning trust investments	12.3	53.1
Proceeds from sale of assets (Note 10)	4.7	—
Net money pool lending	—	(36.3)
Other investing activities	(9.5)	(8.3)
Net cash from investing activities	(305.8)	(311.6)
Cash Flows from Financing Activities
Issuance of long-term debt	—	412.5
Issuance fees	—	(4.3)
Repayment of long-term debt	—	(2.6)
Net change in short-term borrowings	195.1	(161.0)
Net money pool borrowings	(0.2)	(3.8)
Dividends paid to Great Plains Energy	(36.0)	(46.0)
Net cash from financing activities	158.9	194.8
Net Change in Cash and Cash Equivalents	0.7	(1.5)
Cash and Cash Equivalents at Beginning of Year	4.0	5.2
Cash and Cash Equivalents at End of Period	$4.7	$3.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2014		2013
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		636.4		559.4
Net income		52.0		60.4
Dividends:
Common stock held by Great Plains Energy		(36.0)		(46.0)
Ending balance		652.4		573.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(20.2)		(25.8)
Derivative hedging activity, net of tax		2.7		2.8
Ending balance		(17.5)		(23.0)
Total Common Shareholder's Equity		$2,198.0		$2,113.9
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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.  Great Plains Energy's wholly owned direct subsidiaries with significant operations are as follows:

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

Great Plains Energy also wholly owns GPE Transmission Holding Company, LLC (GPETHC). GPETHC owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC (AEPTHC), a subsidiary of American Electric Power Company, Inc. GPETHC accounts for its investment in Transource under the equity method. Transource is focused on the development of competitive electric transmission projects.
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
The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
Income	(millions, except per share amounts)
Net income	$52.1	$63.6	$75.9	$89.6
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$51.7	$63.2	$75.1	$88.8
Common Shares Outstanding
Average number of common shares outstanding	153.8	153.5	153.8	153.4
Add: effect of dilutive securities	0.2	0.3	0.2	0.3
Diluted average number of common shares outstanding	154.0	153.8	154.0	153.7
Basic and diluted EPS	$0.34	$0.41	$0.49	$0.58
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
Performance shares	475,549	55,271	475,549	55,271
Restricted stock shares	—	—	287	21,652
Dividends Declared
In August 2014, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.23 per share on Great Plains Energy's common stock.  The common dividend is payable September 19, 2014, to shareholders of record as of August 28, 2014.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable December 1, 2014, to shareholders of record as of November 6, 2014.
In August 2014, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $18 million payable on September 18, 2014.
New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. The new standard is effective for the Companies on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures. The Companies have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$(57.1)	$(25.9)
Accounts receivable pledged as collateral	4.0	(1.0)
Fuel inventories	3.9	(7.2)
Materials and supplies	4.1	(2.1)
Accounts payable	(76.1)	(116.3)
Accrued taxes	46.0	43.7
Accrued interest	(1.3)	(0.2)
Deferred refueling outage costs	8.4	(26.4)
Pension and post-retirement benefit obligations	5.3	21.0
Allowance for equity funds used during construction	(9.0)	(5.0)
Fuel recovery mechanism	(17.3)	(6.4)
Solar rebates paid	(33.3)	(11.8)
Other	(5.5)	(1.8)
Total other operating activities	$(127.9)	$(139.4)
Cash paid during the period:
Interest	$88.2	$87.2
Income taxes	$0.1	$0.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$46.7	$32.8

KCP&L Other Operating Activities
Year to Date June 30	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$(34.4)	$(5.2)
Fuel inventories	6.6	(7.5)
Materials and supplies	2.8	(1.7)
Accounts payable	(38.8)	(85.8)
Accrued taxes	31.9	29.8
Accrued interest	(1.5)	0.1
Deferred refueling outage costs	8.4	(26.4)
Pension and post-retirement benefit obligations	4.4	22.3
Allowance for equity funds used during construction	(8.5)	(5.0)
Fuel recovery mechanism	2.4	(3.1)
Solar rebates paid	(10.7)	(3.0)
Other	(15.8)	(7.7)
Total other operating activities	$(53.2)	$(93.2)
Cash paid during the period:
Interest	$57.2	$57.4
Non-cash investing activities:
Liabilities accrued for capital expenditures	$39.3	$29.2

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	June 30	December 31
	2014	2013
Great Plains Energy	(millions)
Customer accounts receivable - billed	$9.4	$1.5
Customer accounts receivable - unbilled	111.0	74.6
Allowance for doubtful accounts - customer accounts receivable	(4.5)	(2.5)
Other receivables	103.4	88.6
Total	$219.3	$162.2
KCP&L
Customer accounts receivable - billed	$6.4	$1.3
Customer accounts receivable - unbilled	69.5	51.2
Allowance for doubtful accounts - customer accounts receivable	(2.5)	(1.1)
Other receivables	87.9	77.8
Total	$161.3	$129.2
Great Plains Energy's and KCP&L's other receivables at June 30, 2014, and December 31, 2013, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2014, and December 31, 2013, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $171.0 million and $175.0 million, respectively.  At June 30, 2014, and December 31, 2013, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2014 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2014 and allows for $80 million in aggregate outstanding principal during the period of June 1 through October 31 and $65 million in aggregate outstanding principal during the period of November 1 through May 31 of each year. KCP&L and GMO expect to renew these agreements for at least one year.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

Three Months Ended June 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(380.9)	$380.9	$—	$(197.9)	$197.9	$—
Gain (loss) on sale of accounts receivable (a)	(4.8)	4.4	(0.4)	(2.5)	2.2	(0.7)
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.1)	(0.4)
Cash from customers (transferred) received	(348.2)	348.2	—	(176.5)	176.5	—
Cash received from (paid for) receivables purchased	343.8	(343.8)	—	174.3	(174.3)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Year to Date June 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(734.0)	$734.0	$—	$(391.7)	$391.7	$—
Gain (loss) on sale of accounts receivable (a)	(9.3)	9.0	(0.3)	(5.0)	4.7	(0.6)
Servicing fees received (paid)	1.2	(1.2)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.6)	(0.6)	—	(0.3)	(0.9)
Cash from customers (transferred) received	(715.8)	715.8	—	(377.3)	377.3	—
Cash received from (paid for) receivables purchased	706.8	(706.8)	—	372.6	(372.6)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Three Months Ended June 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(373.3)	$373.3	$—	$(202.7)	$202.7	$—
Gain (loss) on sale of accounts receivable (a)	(4.8)	4.4	(0.4)	(2.6)	2.4	(0.6)
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	—	(0.3)
Cash from customers (transferred) received	(345.6)	345.6	—	(184.6)	184.6	—
Cash received from (paid for) receivables purchased	341.3	(341.3)	—	182.3	(182.3)	—

Year to Date June 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(708.0)	$708.0	$—	$(388.1)	$388.1	$—
Gain (loss) on sale of accounts receivable (a)	(9.0)	8.6	(0.4)	(4.9)	4.7	(0.6)
Servicing fees received (paid)	1.2	(1.2)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.6)	(0.6)	—	(0.3)	(0.9)
Cash from customers (transferred) received	(682.3)	682.3	—	(369.5)	369.5	—
Cash received from (paid for) receivables purchased	673.8	(673.8)	—	364.9	(364.9)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek paid the DOE a quarterly fee of one-tenth of a cent for each kilowatt hour (kWh) of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  KCP&L's 47% share of these costs are charged to fuel expense. The Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE seeking the suspension of this fee. In January 2014, the DOE submitted a proposal to Congress to set the fee at zero and effective May 16, 2014, this fee is set at zero.

In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application. In 2011, the NRC reexamined its decision and ordered the licensing board, consistent with budgetary limitations, to close out its work on the DOE's application.  In August 2013, a federal court of appeals ruled that the NRC must resume its review of the DOE's application.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	June 30 2014	December 31 2013
Decommissioning Trust	(millions)
Beginning balance January 1	$183.9	$154.7
Contributions	1.6	3.3
Earned income, net of fees	1.9	2.7
Net realized gains	0.1	1.7
Net unrealized gains	7.3	21.5
Ending balance	$194.8	$183.9
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30, 2014				December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$85.3	$50.1	$(0.4)	$135.0	$83.7	$44.6	$(0.6)	$127.7
Debt securities	53.1	3.5	(0.1)	56.5	51.0	2.5	(0.7)	52.8
Other	3.3	—	—	3.3	3.4	—	—	3.4
Total	$141.7	$53.6	$(0.5)	$194.8	$138.1	$47.1	$(1.3)	$183.9
The weighted-average maturity of debt securities held by the trust at June 30, 2014, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
	(millions)
Realized gains	$0.5	$0.4	$0.7	$1.9
Realized losses	(0.5)	—	(0.6)	(0.4)
5. REGULATORY MATTERS
KCP&L Kansas Abbreviated Rate Case Proceedings
In December 2013, KCP&L filed an abbreviated application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $12.1 million, which was subsequently updated to $11.5 million, including the recovery of costs to reflect the completion of certain components of environmental upgrades at the La Cygne Station, construction work in progress for those components of the upgrades still under construction and updates to certain regulatory asset amortizations. The previously approved return on equity and rate-making equity ratio for KCP&L were not addressed in this case. In July 2014, KCC issued an order authorizing an increase to retail revenues of $11.5 million effective July 25, 2014.

KCP&L Kansas La Cygne Rate Case Treatment Request Proceedings
In July 2014, KCP&L filed a request with KCC to use budget amounts for its Kansas jurisdictional portion of costs for a project to install environmental upgrades at the La Cygne Station in determining its request for new retail rates in its next general rate case. KCP&L also requested to defer to a regulatory asset the Kansas jurisdictional portion of depreciation for the La Cygne project from the time the project is placed into service until the date new retail rates become effective in KCP&L's next general rate case in Kansas. An order is expected later this year.
The La Cygne project is expected to be in-service by June 2015.

KCP&L Missouri La Cygne Construction Accounting Request Proceedings
In June 2014, KCP&L filed a request with the MPSC to use construction accounting for a project to install environmental upgrades at the La Cygne Station. Construction accounting would defer to a regulatory asset KCP&L's Missouri jurisdictional portion of carrying costs (interest) and depreciation expense on the project from the time the project is placed into service until the date new retail rates become effective in KCP&L's next general rate case in Missouri. An order is expected later this year. The La Cygne project is expected to be in-service by June 2015.

KCP&L Missouri Energy Efficiency Investment Act Proceedings
In June 2014, the Public Service Commission of the State of Missouri (MPSC) issued an order approving KCP&L's request to recover costs for new and enhanced demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The costs will be recovered through a rider mechanism beginning in August 2014.
KCP&L and GMO Missouri Transmission Cost Accounting Authority Order Proceeding
In September 2013, KCP&L and GMO filed an application with the MPSC requesting an accounting authority order to defer transmission costs above or below the amount included in current base rates, including carrying costs, as a regulatory asset or liability with the recovery from or refund to Missouri retail customers to be determined in the next general rate case for each company. In July 2014, the MPSC issued its order denying KCP&L's and GMO's request.
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
GMO Missouri Renewable Energy Standard Rate Adjustment Mechanism Proceedings
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
6. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees, including officers, of KCP&L and GMO, and its 47% ownership share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans. For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement; however, for union employees hired after October 1, 2013, the benefits are derived from a cash balance account formula.  Effective January 1, 2014, the KCP&L non-union plan was closed to future employees. Great Plains Energy also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and its 47% ownership share of WCNOC.

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

	Pension Benefits		Other Benefits
Three Months Ended June 30	2014	2013	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$9.0	$10.5	$0.9	$1.1
Interest cost	12.7	11.8	2.0	1.9
Expected return on plan assets	(12.7)	(11.8)	(0.7)	(0.5)
Prior service cost	0.2	0.5	0.8	1.8
Recognized net actuarial loss	12.4	13.7	—	0.4
Transition obligation	—	—	0.1	0.1
Net periodic benefit costs before regulatory adjustment	21.6	24.7	3.1	4.8
Regulatory adjustment	(0.4)	(2.8)	1.1	(0.6)
Net periodic benefit costs	$21.2	$21.9	$4.2	$4.2

	Pension Benefits		Other Benefits
Year to Date June 30	2014	2013	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$18.1	$21.0	$1.8	$2.2
Interest cost	25.4	23.6	4.0	3.8
Expected return on plan assets	(25.4)	(23.6)	(1.4)	(1.0)
Prior service cost	0.4	1.0	1.6	3.6
Recognized net actuarial loss	24.8	27.4	—	0.9
Transition obligation	—	—	0.1	0.1
Net periodic benefit costs before regulatory adjustment	43.3	49.4	6.1	9.6
Regulatory adjustment	(0.8)	(6.4)	2.2	(1.1)
Net periodic benefit costs	$42.5	$43.0	$8.3	$8.5
Year to date June 30, 2014, Great Plains Energy contributed $46.1 million to the pension plans and expects to contribute an additional $16.1 million in 2014 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2014, Great Plains Energy expects to make contributions of $11.3 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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

The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
Great Plains Energy	(millions)
Equity compensation expense	$1.0	$0.3	$5.4	$2.1
Income tax benefit	0.3	0.1	2.0	0.7
KCP&L
Equity compensation expense	$0.7	$0.2	$3.8	$1.5
Income tax benefit	0.3	—	1.4	0.4
Performance Shares
Performance share activity year to date June 30, 2014, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2014	430,009	$23.52
Granted	214,654	28.78
Earned	(107,741)	26.14
Forfeited	(975)	24.33
Performance adjustment	(271)
Ending balance June 30, 2014	535,676	25.11
* weighted-average
At June 30, 2014, the remaining weighted-average contractual term was 1.7 years. There were no shares granted for the three months ended June 30, 2014, and 2013. The weighted-average grant-date fair value of shares granted was $28.78 and $24.16 year to date June 30, 2014, and 2013, respectively. At June 30, 2014, there was $12.5 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $2.8 million and $2.4 million year to date June 30, 2014, and 2013, respectively.
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

Restricted Stock
Restricted stock activity year to date June 30, 2014, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2014	288,537	$20.18
Granted and issued	73,860	25.72
Vested	(75,789)	19.27
Forfeited	(612)	24.16
Ending balance June 30, 2014	285,996	21.85
* weighted-average
At June 30, 2014, the remaining weighted-average contractual term was 1.5 years. The weighted-average grant-date fair value of shares granted was $25.54 and $25.72 for the three months ended and year to date June 30, 2014, respectively. There were no shares granted for the three months ended June 30, 2013. The weighted-average grant-date fair value of shares granted was $22.45 year to date June 30, 2013.  At June 30, 2014, there was $3.0 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.2 million and $1.5 million for the three months ended and year to date June 30, 2014, respectively. The total fair value of shares vested was insignificant and $0.6 million for the three months ended and year to date June 30, 2013, respectively.
8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2018.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2014, Great Plains Energy was in compliance with this covenant.  At June 30, 2014, Great Plains Energy had no outstanding cash borrowings and issued no letters of credit under the credit facility.  At December 31, 2013, Great Plains Energy had $9.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2014, KCP&L was in compliance with this covenant.  At June 30, 2014, KCP&L had $288.3 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, KCP&L had $93.2 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018. Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility. Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2014, GMO was in compliance with this covenant.  At June 30, 2014, GMO had $88.2 million of commercial paper outstanding at a weighted-average interest rate of 0.28%, had issued letters of credit totaling $3.6 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, GMO had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $16.4 million and had no outstanding cash borrowings under the credit facility.

9. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2014	2013
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.06% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(14.0)	—
Unamortized discount		(4.0)	(4.1)
Total KCP&L excluding current maturities		2,298.3	2,312.2
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2015-2021	7.9	9.0
GMO Pollution Control Bonds
Wamego Series 1996		—	7.3
State Environmental 1993		—	5.0
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.6	4.9
Total Great Plains Energy excluding current maturities		$3,488.1	$3,515.7

(a)	Weighted-average interest rates at June 30, 2014

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate
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
In September 2011, KCP&L commenced construction of the La Cygne projects and at June 30, 2014, had incurred approximately $433 million of cash capital expenditures, which is included in the approximate $700 million estimate above.
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
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA and is installing a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units by the end of 2014. The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar. GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures. Westar has estimated the cost of this SCR at approximately $230 million.  Westar is also installing less expensive NOx reduction equipment at the other two units and plans to complete this project in 2014. GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
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
In June 2014, the EPA proposed its Clean Power Plan which sets emission guidelines for states to follow in developing plans to address greenhouse gas emissions from existing fossil fuel-fired electric generating units. Specifically, the EPA is proposing state-specific goals based on a rate per ton for CO2 emissions from the power sector, as well as guidelines for states to follow in developing plans to achieve the state-specific goals. Nationwide, by 2030, the EPA states the rule would achieve CO2 emission reductions from the power sector of approximately 30% from CO2 emission levels in 2005.
The EPA has proposed an interim CO2 goal rate reduction in Kansas and Missouri (average of 2020-2029) of 19% and 17%, respectively, and 2030 targets in Kansas and Missouri of 23% and 21%, respectively. The baseline for these reductions are 2012 CO2 emissions adjusted by EPA in the proposed rule. Each state will have the flexibility to design a program to meet its goal in a manner that reflects its particular circumstances and energy and environmental policy objectives. Each state can do so alone or can collaborate with other states on multi-state plans that may provide additional opportunities for cost savings and flexibility.
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
KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar energy requirement, through 2034.  KCP&L and GMO project that the acquisition of solar renewable energy credits will be sufficient for compliance with the Missouri solar energy requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2023.
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
In May 2014, the EPA finalized regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures are subject to the best technology available standards based on studies completed to comply with standards. The rule provides flexibility to work with the states to develop the best technology available to minimize aquatic species impacted by being pinned against intake screens (impingement) or drawn into cooling water systems (entrainment). Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the studies are completed and reviewed by Kansas and Missouri, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
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
At June 30, 2014, and December 31, 2013, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at June 30, 2014, and December 31, 2013, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $42.6 million and $87.2 million, respectively, for the three months ended and year to date June 30, 2014. These costs totaled $51.7 million and $103.6 million, respectively, for the same periods in 2013.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $0.6 million and $11.0 million for the three months ended and year to date June 30, 2014, respectively. KCP&L's net wholesale sales to GMO were $4.6 million and $10.0 million, respectively, for the same periods in 2013.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2013, KCP&L had a money pool payable to GMO of $0.2 million.  The following table summarizes KCP&L's related party net receivables.

	June 30	December 31
	2014	2013
	(millions)
Net receivable from GMO	$33.7	$32.7
Net receivable from Great Plains Energy	19.0	17.5
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
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for KCP&L Kansas jurisdiction and GMO's utility operations that are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2014, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
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
KCP&L and GMO have Transmission Congestion Rights (TCR) that they utilize to hedge against congestion costs and protect load prices in the SPP Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments assigned to KCP&L Missouri jurisdiction are recorded as derivative assets or liabilities with an offsetting entry recorded to electric revenue. The fair values of these instruments assigned to KCP&L Kansas jurisdiction and GMO are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. For KCP&L Kansas jurisdiction and GMO, the settlement costs are included in their fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At June 30, 2014, GMO had financial contracts in place to hedge approximately 23% and 12% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2014 and 2015, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

The gross notional contract amount and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	June 30		December 31
	2014		2013
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$22.6	$0.4	$19.3	$(0.6)
Forward contracts
Non-hedging derivatives	46.5	5.0	47.7	5.2
Transmission congestion rights
Non-hedging derivatives	72.5	(0.9)	22.9	1.7
Option contracts
Non-hedging derivatives	1.2	0.1	4.8	1.2
KCP&L
Futures contracts
Non-hedging derivatives	$13.4	$0.2	$7.7	$(0.2)
Transmission congestion rights
Non-hedging derivatives	58.5	0.9	18.0	1.1
Option contracts
Non-hedging derivatives	1.2	0.1	—	—
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$12.9	$8.3

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.5	$1.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$6.3	$5.1

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$1.2	$0.3

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014	(millions)
Derivative assets	$12.9	$(6.5)	$6.4	$—	$—	$6.4
Derivative liabilities	8.3	(6.5)	1.8	—	—	1.8
December 31, 2013
Derivative assets	$8.5	$(0.7)	$7.8	$—	$—	$7.8
Derivative liabilities	1.0	(0.9)	0.1	—	—	0.1

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014	(millions)
Derivative assets	$6.3	$(5.1)	$1.2	$—	$—	$1.2
Derivative liabilities	5.1	(5.1)	—	—	—	—
December 31, 2013
Derivative assets	$1.2	$(0.1)	$1.1	$—	$—	$1.1
Derivative liabilities	0.3	(0.3)	—	—	—	—

See Note 16 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at June 30, 2014, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at June 30, 2014, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.
The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(3.2)	$—	$(2.3)	$—
Fuel	0.6	1.4	1.0	(0.6)
Purchased power	—	—	0.4	—
Regulatory asset	(4.0)	(0.7)	(4.1)	(1.6)
Regulatory liability	(0.9)	—	0.2	—
Total	$(7.5)	$0.7	$(4.8)	$(2.2)

KCP&L
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(3.2)	$—	$(2.3)	$—
Fuel	0.1	1.6	0.1	0.6
Regulatory asset	(2.1)	—	(2.2)	—
Total	$(5.2)	$1.6	$(4.4)	$0.6

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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At June 30, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively. At December 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At June 30, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively. At December 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013.

Description	June 30 2014	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.0	$—	$135.0	$—	$—
Debt securities
U.S. Treasury	21.3	—	21.3	—	—
U.S. Agency	4.9	—	—	4.9	—
State and local obligations	4.0	—	—	4.0	—
Corporate bonds	25.7	—	—	25.7	—
Foreign governments	0.6	—	—	0.6	—
Cash equivalents	3.4	—	3.4	—	—
Other	(0.1)	—	—	(0.1)	—
Total nuclear decommissioning trust	194.8	—	159.7	35.1	—
Self-insured health plan trust (b)
Equity securities	1.2	—	1.2	—	—
Debt securities	8.4	—	—	8.4	—
Cash and cash equivalents	5.8	—	5.8	—	—
Total self-insured health plan trust	15.4	—	7.0	8.4	—
Derivative instruments (c)	1.2	(5.1)	0.3	—	6.0
Total	211.4	(5.1)	167.0	43.5	6.0
Liabilities
Derivative instruments (c)	—	(5.1)	—	—	5.1
Total	$—	$(5.1)	$—	$—	$5.1
Other Great Plains Energy
Assets
Derivative instruments (c)	$5.2	$(1.4)	$0.4	$3.5	$2.7
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.0	—	—	18.0	—
Total SERP rabbi trusts	18.1	—	0.1	18.0	—
Total	23.3	(1.4)	0.5	21.5	2.7
Liabilities
Derivative instruments (c)	1.8	(1.4)	0.2	—	3.0
Total	$1.8	$(1.4)	$0.2	$—	$3.0
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$194.8	$—	$159.7	$35.1	$—
Self-insured health plan trust (b)	15.4	—	7.0	8.4	—
Derivative instruments (c)	6.4	(6.5)	0.7	3.5	8.7
SERP rabbi trusts (d)	18.1	—	0.1	18.0	—
Total	234.7	(6.5)	167.5	65.0	8.7
Liabilities
Derivative instruments (c)	1.8	(6.5)	0.2	—	8.1
Total	$1.8	$(6.5)	$0.2	$—	$8.1

Description	December 31 2013	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$127.7	$—	$127.7	$—	$—
Debt securities
U.S. Treasury	21.2	—	21.2	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.9	—	—	3.9	—
Corporate bonds	24.4	—	—	24.4	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	3.8	—	3.8	—	—
Other	(0.4)	—	—	(0.4)	—
Total nuclear decommissioning trust	183.9	—	152.7	31.2	—
Self-insured health plan trust (b)
Equity securities	0.9	—	0.9	—	—
Debt securities	9.3	—	0.5	8.8	—
Cash and cash equivalents	3.4	—	3.4	—	—
Other	1.2	—	—	1.2	—
Total self-insured health plan trust	14.8	—	4.8	10.0	—
Derivative instruments (c)	1.1	(0.1)	0.1	—	1.1
Total	199.8	(0.1)	157.6	41.2	1.1
Liabilities
Derivative instruments (c)	—	(0.3)	0.3	—	—
Total	$—	$(0.3)	$0.3	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$6.7	$(0.6)	$0.2	$4.9	$2.2
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.6	—	—	18.6	—
Total SERP rabbi trusts	18.7	—	0.1	18.6	—
Total	25.4	(0.6)	0.3	23.5	2.2
Liabilities
Derivative instruments (c)	0.1	(0.6)	0.6	0.1	—
Total	$0.1	$(0.6)	$0.6	$0.1	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$183.9	$—	$152.7	$31.2	$—
Self-insured health plan trust (b)	14.8	—	4.8	10.0	—
Derivative instruments (c)	7.8	(0.7)	0.3	4.9	3.3
SERP rabbi trusts (d)	18.7	—	0.1	18.6	—
Total	225.2	(0.7)	157.9	64.7	3.3
Liabilities
Derivative instruments (c)	0.1	(0.9)	0.9	0.1	—
Total	$0.1	$(0.9)	$0.9	$0.1	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(e)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At December 31, 2013, Great Plains Energy netted $0.2 million of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at April 1	$6.9	$2.4
Total realized/unrealized gains (losses):
included in electric revenue	(3.2)	—
included in non-operating income	4.0	1.9
included in regulatory asset	(4.1)	—
Purchases	7.3	—
Settlements	(10.3)	(2.4)
Net asset at June 30	$0.6	$1.9
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at June 30:
included in electric revenue	$(2.4)	$—
included in non-operating income	$0.1	$(0.3)
included in regulatory asset	$(4.1)	$—

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at January 1	$3.3	$2.3
Total realized/unrealized gains (losses):
included in electric revenue	(2.3)	—
included in purchased power expense	0.4	—
included in non-operating income	11.1	4.3
included in regulatory asset	(4.1)	—
Purchases	13.4	—
Settlements	(21.2)	(4.7)
Net asset at June 30	$0.6	$1.9
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at June 30:
included in electric revenue	$(2.5)	$—
included in non-operating income	$0.2	$(0.1)
included in regulatory asset	$(4.1)	$—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2014
(millions)
Net asset at April 1	$3.9
Total realized/unrealized gains (losses):
included in electric revenue	(3.2)
included in regulatory asset	(2.1)
Purchases	6.7
Settlements	(4.4)
Net asset at June 30	$0.9
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at June 30:
included in electric revenue	$(2.4)
included in regulatory asset	$(2.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2014
(millions)
Net asset at January 1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(2.3)
included in regulatory asset	(2.2)
Purchases	11.8
Settlements	(7.5)
Net asset at June 30	$0.9
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at June 30:
included in electric revenue	$(2.5)
included in regulatory asset	$(2.2)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
Year to Date June 30, 2014	(millions)
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	5.3	0.2	5.5
Net current period other comprehensive income	5.3	0.2	5.5
Ending balance June 30	$(18.5)	$(1.3)	$(19.8)
Year to Date June 30, 2013
Beginning balance January 1	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	6.1	0.2	6.3
Net current period other comprehensive income	6.1	0.2	6.3
Ending balance June 30	$(29.3)	$(2.8)	$(32.1)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
Year to Date June 30, 2014	(millions)
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	2.7
Net current period other comprehensive income	2.7
Ending balance June 30	$(17.5)
Year to Date June 30, 2013
Beginning balance January 1	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	2.8
Net current period other comprehensive income	2.8
Ending balance June 30	$(23.0)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(3.9)	$(4.7)	Interest charges
	(3.9)	(4.7)	Income before income tax expense and income (loss) from equity investments
	1.4	1.8	Income tax benefit
	$(2.5)	$(2.9)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	(0.1)	(0.3)	Utility operating and maintenance expenses
	(0.1)	(0.3)	Income before income tax expense and income (loss) from equity investments
	0.1	0.1	Income tax benefit
	—	(0.2)	Net income

Total reclassifications, net of tax	$(2.5)	$(3.1)	Net income
Year to Date June 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(8.6)	$(9.7)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(8.6)	(9.9)	Income before income tax expense and income (loss) from equity investments
	3.3	3.8	Income tax benefit
	$(5.3)	$(6.1)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	(0.3)	(0.3)	Utility operating and maintenance expenses
	(0.3)	(0.3)	Income before income tax expense and income (loss) from equity investments
	0.1	0.1	Income tax benefit
	(0.2)	(0.2)	Net income

Total reclassifications, net of tax	$(5.5)	$(6.3)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.2)	Interest charges
	(2.2)	(2.2)	Income before income tax expense
	0.8	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.4)	$(1.3)	Net income
Year to Date June 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.4)	$(4.4)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(4.4)	(4.6)	Income before income tax expense
	1.7	1.8	Income tax benefit
Total reclassifications, net of tax	$(2.7)	$(2.8)	Net income

17. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2014	2013	2014	2013
Current income taxes	(millions)
Federal	$(0.2)	$—	$0.1	$—
State	—	0.2	0.1	0.1
Total	(0.2)	0.2	0.2	0.1
Deferred income taxes
Federal	25.0	27.6	31.6	37.5
State	5.1	5.7	6.8	8.0
Total	30.1	33.3	38.4	45.5
Noncurrent income taxes
Federal	(2.4)	—	(2.4)	—
State	(0.3)	(0.2)	(0.3)	(0.2)
Foreign	0.2	(0.2)	—	(0.3)
Total	(2.5)	(0.4)	(2.7)	(0.5)
Investment tax credit amortization	(0.4)	(0.4)	(0.8)	(0.9)
Income tax expense	$27.0	$32.7	$35.1	$44.2

	Three Months Ended June 30		Year to Date June 30
KCP&L	2014	2013	2014	2013
Current income taxes	(millions)
Federal	$(2.0)	$(0.3)	$0.7	$(0.6)
State	(0.3)	(0.1)	0.2	(0.1)
Total	(2.3)	(0.4)	0.9	(0.7)
Deferred income taxes
Federal	14.9	16.6	15.3	20.6
State	3.3	3.7	3.9	5.0
Total	18.2	20.3	19.2	25.6
Noncurrent income taxes
Federal	—	0.6	—	1.1
State	—	0.1	—	0.2
Total	—	0.7	—	1.3
Investment tax credit amortization	(0.3)	(0.3)	(0.5)	(0.5)
Income tax expense	$15.6	$20.3	$19.6	$25.7
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.6)	(0.3)	(0.9)	0.2
Amortization of investment tax credits	(0.5)	(0.4)	(0.7)	(0.6)
Federal income tax credits	(3.8)	(3.8)	(5.4)	(5.0)
State income taxes	3.8	3.8	3.8	3.9
Changes in uncertain tax positions, net	0.3	(0.3)	—	(0.4)
Other	(0.2)	(0.1)	(0.3)	(0.1)
Effective income tax rate	34.0%	33.9%	31.5%	33.0%

	Three Months Ended June 30		Year to Date June 30
KCP&L	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.9)	(0.7)	(1.8)	(0.1)
Amortization of investment tax credits	(0.5)	(0.4)	(0.7)	(0.6)
Federal income tax credits	(5.9)	(5.7)	(8.3)	(7.7)
State income taxes	3.8	3.8	3.7	3.8
Changes in uncertain tax positions, net	—	(0.1)	—	(0.1)
Other	(0.5)	(0.3)	(0.6)	(0.4)
Effective income tax rate	31.0%	31.6%	27.3%	29.9%
Uncertain Tax Positions
At June 30, 2014, and December 31, 2013, Great Plains Energy had $8.9 million and $9.8 million, respectively, of liabilities related to unrecognized tax benefits. Of these amounts, $6.5 million at June 30, 2014, and December 31, 2013 are expected to impact the effective tax rate if recognized.

The following table reflects activity for Great Plains Energy related to the liability for unrecognized tax benefits.

	June 30 2014	December 31 2013
	(millions)
Beginning balance January 1	$9.8	$21.4
Reductions for current year tax positions	(0.2)	(0.3)
Reductions for prior year tax positions	(0.7)	(10.5)
Statute expirations	—	(0.3)
Foreign currency translation adjustments	—	(0.5)
Ending balance	$8.9	$9.8
Great Plains Energy recognizes interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At June 30, 2014, and December 31, 2013, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were $3.4 million and $3.2 million, respectively. Amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were $0.6 million at June 30, 2014, and December 31, 2013.
In the third quarter of 2014, Great Plains energy will recognize $6.1 million of unrecognized tax benefits, which are related to the former GMO non-regulated operations, and is expected to impact the effective tax rate.
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended June 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$648.4	$—	$—	$648.4
Depreciation and amortization	(75.6)	—	—	(75.6)
Interest (charges) income	(46.0)	(11.7)	9.4	(48.3)
Income tax (expense) benefit	(28.0)	1.0	—	(27.0)
Net income (loss)	54.7	(2.6)	—	52.1

Year to Date June 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,233.5	$—	$—	$1,233.5
Depreciation and amortization	(150.1)	—	—	(150.1)
Interest (charges) income	(93.0)	(24.3)	19.6	(97.7)
Income tax (expense) benefit	(37.8)	2.7	—	(35.1)
Net income (loss)	80.8	(4.9)	—	75.9

Three Months Ended June 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$600.3	$—	$—	$600.3
Depreciation and amortization	(72.6)	—	—	(72.6)
Interest (charges) income	(47.4)	(14.6)	12.6	(49.4)
Income tax (expense) benefit	(33.9)	1.2	—	(32.7)
Net income (loss)	65.5	(1.9)	—	63.6

Year to Date June 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,142.5	$—	$—	$1,142.5
Depreciation and amortization	(142.8)	—	—	(142.8)
Interest (charges) income	(95.2)	(29.1)	25.2	(99.1)
Income tax (expense) benefit	(46.5)	2.3	—	(44.2)
Net income (loss)	93.1	(3.5)	—	89.6

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2014	(millions)
Assets	$10,325.7	$120.8	$(388.4)	$10,058.1
Capital expenditures(a)	352.9	—	—	352.9
December 31, 2013
Assets	$10,019.6	$105.6	$(329.8)	$9,795.4
Capital expenditures(a)	669.0	—	—	669.0
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 835,900 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.

Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2014, decreased to $51.7 million or $0.34 per share from $63.2 million or $0.41 per share for the same period in 2013 driven by:

•	a $3.9 million increase in gross margin due to favorable weather and an increase in weather-normalized retail demand;

•
a $17.0 million increase in utility operating and maintenance expenses driven by increased Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and ended in May 2014; increased costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates; increased expenses at coal units primarily due to planned outages; and increased transmission and distribution operating and maintenance expenses;

•	a $2.5 million increase in general taxes due to increased property taxes; and

•	a $5.7 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's earnings available for common shareholders year to date June 30, 2014, decreased to $75.1 million or $0.49 per share from $88.8 million or $0.58 per share for the same period in 2013 driven by:

•	a $31.0 million increase in gross margin due to favorable weather, an increase in weather-normalized retail demand and new retail rates;

•
a $42.5 million increase in utility operating and maintenance expenses driven by increased Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and ended in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013; increased costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates; increased expenses at coal units primarily due to planned and unplanned outages; and increased transmission and distribution operating and maintenance expenses;

•	a $7.5 million increase in general taxes due to increased property taxes; and

•	a $9.1 million decrease in income tax expense primarily due to decreased pre-tax income.
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
Impact of Recently Issued Accounting Standard
See Note 1 to the consolidated financial statements for information regarding the impact of ASU No. 2014-09, Revenue from Contracts with Customers, which was issued by the FASB in May 2014.
Wolf Creek Mid-Cycle Maintenance Outage and Refueling Outage
Wolf Creek began a mid-cycle maintenance outage on March 8, 2014, and the unit returned to service on May 13, 2014. Wolf Creek's latest refueling outage was from February 4, 2013 to April 15, 2013. The next refueling outage is planned to begin in the first quarter of 2015.

ENVIRONMENTAL MATTERS
See Note 11 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
	(millions)
Operating revenues	$648.4	$600.3	$1,233.5	$1,142.5
Fuel	(115.4)	(121.2)	(250.6)	(253.4)
Purchased power	(79.1)	(34.9)	(124.5)	(73.7)
Transmission	(18.7)	(12.9)	(36.3)	(24.3)
Gross margin (a)	435.2	431.3	822.1	791.1
Other operating expenses	(235.4)	(215.1)	(469.9)	(418.6)
Depreciation and amortization	(75.6)	(72.6)	(150.1)	(142.8)
Operating income	124.2	143.6	202.1	229.7
Non-operating income and expenses	3.1	2.2	6.4	3.4
Interest charges	(48.3)	(49.4)	(97.7)	(99.1)
Income tax expense	(27.0)	(32.7)	(35.1)	(44.2)
Income (loss) from equity investments	0.1	(0.1)	0.2	(0.2)
Net income	52.1	63.6	75.9	89.6
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$51.7	$63.2	$75.1	$88.8

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Three Months Ended June 30, 2014, Compared to June 30, 2013
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2014, decreased to $51.7 million or $0.34 per share from $63.2 million or $0.41 per share for the same period in 2013.
Electric utility's net income decreased $10.8 million for the three months ended June 30, 2014, compared to the same period in 2013 driven by:

•	a $3.9 million increase in gross margin due to:

•	an estimated $3 million increase due to favorable weather driven by a 15% increase in cooling degree days; and

•	an estimated $2 million increase due to an increase in weather-normalized retail demand;

•	a $19.9 million increase in other operating expenses primarily driven by:

•	a $4.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and ended in May 2014;

•	a $1.2 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $3.2 million increase in operating and maintenance expense at coal units primarily due to planned outages;

•	a $5.5 million increase in transmission and distribution operating and maintenance expenses that included higher costs of service as well as increased vegetation management costs; and

•	a $2.5 million increase in general taxes due to increased property taxes;

•	a $3.0 million increase in depreciation expense due to capital additions; and

•	a $5.9 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's corporate and other activities loss increased $0.7 million for the three months ended June 30, 2014, compared to the same period in 2013.
Year to Date June 30, 2014, Compared to June 30, 2013
Great Plains Energy's earnings available for common shareholders year to date June 30, 2014, decreased to $75.1 million or $0.49 per share from $88.8 million or $0.58 per share for the same period in 2013.
Electric utility's net income decreased $12.3 million year to date June 30, 2014, compared to the same period in 2013 driven by:

•	a $31.0 million increase in gross margin due to:

•	an estimated $16 million increase due to favorable weather primarily driven by a 15% increase in heating degree days during the first quarter of 2014;

•	an estimated $7 million increase due to an increase in weather-normalized retail demand; and

•	an estimated $9 million increase from new retail rates in Missouri effective January 26, 2013;

•	a $50.9 million increase in other operating expenses primarily driven by:

•
a $14.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and concluded in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $2.8 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $9.0 million increase in operating and maintenance expense at coal units primarily due to planned and unplanned outages;

•	a $7.3 million increase in transmission and distribution operating and maintenance expenses that included higher costs of service as well as increased vegetation management costs; and

•	a $7.6 million increase in general taxes due to increased property taxes;

•	a $7.3 million increase in depreciation expense due to capital additions;

•
a $4.0 million increase in non-operating income and expenses due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance in 2014 due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit; and

•	an $8.7 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's corporate and other activities loss increased $1.4 million year to date June 30, 2014, compared to the same period in 2013.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended June 30		Year to Date June 30
	2014	2013	2014	2013
	(millions)
Operating revenues	$648.4	$600.3	$1,233.5	$1,142.5
Fuel	(115.4)	(121.2)	(250.6)	(253.4)
Purchased power	(79.1)	(34.9)	(124.5)	(73.7)
Transmission	(18.7)	(12.9)	(36.3)	(24.3)
Gross margin (a)	435.2	431.3	822.1	791.1
Other operating expenses	(234.3)	(214.4)	(468.1)	(417.2)
Depreciation and amortization	(75.6)	(72.6)	(150.1)	(142.8)
Operating income	125.3	144.3	203.9	231.1
Non-operating income and expenses	3.4	2.5	7.7	3.7
Interest charges	(46.0)	(47.4)	(93.0)	(95.2)
Income tax expense	(28.0)	(33.9)	(37.8)	(46.5)
Net income	$54.7	$65.5	$80.8	$93.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$235.3	$228.0	3%	1,904	1,868	2%
Commercial	251.6	253.0	(1)%	2,668	2,665	—%
Industrial	60.4	58.7	3%	840	812	3%
Other retail revenues	5.0	5.5	(4)%	29	29	(3)%
Kansas property tax surcharge	0.5	(0.1)	N/M	N/A	N/A	N/A
Fuel recovery mechanism	15.8	5.9	N/M	N/A	N/A	N/A
Total retail	568.6	551.0	3%	5,441	5,374	1%
Wholesale revenues	68.2	38.6	77%	1,999	1,385	44%
Other revenues	11.6	10.7	9%	N/A	N/A	N/A
Operating revenues	648.4	600.3	8%	7,440	6,759	10%
Fuel	(115.4)	(121.2)	(5)%
Purchased power	(79.1)	(34.9)	126%
Transmission	(18.7)	(12.9)	46%
Gross margin (a)	$435.2	$431.3	1%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$479.0	$454.6	5%	4,455	4,222	6%
Commercial	469.7	461.7	2%	5,325	5,190	3%
Industrial	107.5	103.0	4%	1,588	1,518	5%
Other retail revenues	10.0	10.5	(4)%	58	60	(3)%
Kansas property tax surcharge	1.7	—	N/M	N/A	N/A	N/A
Fuel recovery mechanism	29.2	14.1	N/M	N/A	N/A	N/A
Total retail	1,097.1	1,043.9	5%	11,426	10,990	4%
Wholesale revenues	110.6	73.0	51%	3,382	2,631	29%
Other revenues	25.8	25.6	1%	N/A	N/A	N/A
Operating revenues	1,233.5	1,142.5	8%	14,808	13,621	9%
Fuel	(250.6)	(253.4)	(1)%
Purchased power	(124.5)	(73.7)	69%
Transmission	(36.3)	(24.3)	49%
Gross margin (a)	$822.1	$791.1	4%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric utility's gross margin increased $3.9 million for the three months ended June 30, 2014, compared to the same period in 2013 primarily driven by:

•	an estimated $3 million increase due to favorable weather driven by a 15% increase in cooling degree days; and

•	an estimated $2 million increase due to an increase in weather-normalized retail demand.
Electric utility's gross margin increased $31.0 million year to date June 30, 2014, compared to the same period in 2013 driven by:

•	an estimated $16 million increase due to favorable weather primarily driven by a 15% increase in heating degree days during the first quarter of 2014;

•	an estimated $7 million increase due to an increase in weather-normalized retail demand; and

•	an estimated $9 million increase from new retail rates in Missouri effective January 26, 2013.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $19.9 million for the three months ended June 30, 2014, compared to the same period in 2013 primarily due to:

•	a $4.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and ended in May 2014;

•	a $1.2 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $3.2 million increase in operating and maintenance expense at coal units primarily due to planned outages;

•	a $5.5 million increase in transmission and distribution operating and maintenance expenses that included higher costs of service as well as increased vegetation management costs; and

•	a $2.5 million increase in general taxes due to increased property taxes.

Electric utility's other operating expenses increased $50.9 million year to date June 30, 2014, compared to the same period in 2013 primarily due to:

•
a $14.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and ended in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $2.8 million increase from costs for energy efficiency and demand side management programs under MEEIA, which are included in retail rates;

•	a $9.0 million increase in operating and maintenance expense at coal units primarily due to planned and unplanned outages;

•	a $7.3 million increase in transmission and distribution operating and maintenance expenses that included higher costs of service as well as increased vegetation management costs; and

•	a $7.6 million increase in general taxes due to increased property taxes.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $3.0 million and $7.3 million for the three months ended and year to date June 30, 2014, respectively, compared to the same periods in 2013 due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses increased $4.0 million year to date June 30, 2014, compared to the same period in 2013 due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance in 2014 due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit.
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $5.9 million and $8.7 million for the three months ended and year to date June 30, 2014, respectively, compared to the same periods in 2013 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2014, compared to December 31, 2013)

•	Great Plains Energy's receivables, net increased $57.1 million primarily due to seasonal increases in customer accounts receivable.

•	Assets held for sale decreased $36.2 million to reflect the sale of KCP&L's and GMO's SPP-approved regional transmission projects to Transource Missouri in January 2014.

•	Great Plains Energy's commercial paper increased $268.3 million due to borrowings for capital expenditures, pension funding contributions and the timing of other cash payments.

•	Great Plains Energy's accounts payable decreased $49.7 million due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $46.0 million primarily due to the timing of property tax payments.
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
Great Plains Energy's liquid resources at June 30, 2014, consisted of $12.5 million of cash and cash equivalents on hand and $886.2 million of unused bank lines of credit.  The unused lines consisted of $200.0 million from Great Plains Energy's revolving credit facility, $309.0 million from KCP&L's credit facilities and $377.2 million from GMO's credit facilities.  See Note 8 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from short-term debt. From time to time, Great Plains Energy issues equity and/or long-term debt to repay short-term debt or increase cash balances.  Great Plains Energy's intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  In addition, Great Plains Energy may issue equity, equity-linked securities and/or debt to finance growth.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $3.5 million decrease in cash flows from operating activities for Great Plains Energy year to date June 30, 2014, compared to the same period in 2013 is primarily due to a $13.7 million decrease in net income and a $21.5 million increase in solar rebates paid to customers offset by a $34.8 million decrease in deferred refueling outage costs. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $13.1 million year to date June 30, 2014, compared to the same period in 2013 primarily due to an increase in cash utility capital expenditures at the Wolf Creek nuclear unit for a pipe replacement for the essential service water system offset by a decrease in expenditures related to environmental upgrades at KCP&L's La Cygne Station.
In January 2014, KCP&L and GMO completed the sale of two SPP-approved regional transmission projects to Transource Missouri for cash proceeds of $37.7 million. See Note 10 to the consolidated financial statements for additional information regarding the sale.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date June 30, 2014, reflect short-term borrowings for capital expenditures, pension funding contributions and other cash payments.
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
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In July 2014, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through June 30, 2016. KCP&L has not utilized any of this authorization.
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At June 30, 2014, there was $711.7 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2014, there was $661.8 million available under this authorization.

KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2014, GMO had outstanding payables under the money pool of $7.9 million to Great Plains Energy.
Debt Agreements
See Note 8 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees of KCP&L and GMO, and its 47% ownership share of WCNOC's defined benefit plans. Effective in 2014, the KCP&L non-union plan was closed to future employees. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA. Year to date June 30, 2014, the Company contributed $46.1 million to the pension plans and expects to contribute an additional $16.1 million in 2014 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date June 30
	2014	2013
	(millions)
Operating revenues	$830.5	$777.5
Fuel	(181.8)	(180.5)
Purchased power	(59.4)	(37.7)
Transmission	(22.6)	(16.8)
Gross margin (a)	566.7	542.5
Other operating expenses	(336.7)	(299.6)
Depreciation and amortization	(104.3)	(97.2)
Operating income	125.7	145.7
Non-operating income and expenses	7.6	3.9
Interest charges	(61.7)	(63.5)
Income tax expense	(19.6)	(25.7)
Net income	$52.0	$60.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$291.5	$278.4	5%	2,640	2,513	5%
Commercial	340.9	335.3	2%	3,738	3,636	3%
Industrial	65.0	61.6	6%	918	862	7%
Other retail revenues	6.2	6.5	(6)%	42	44	(4)%
Kansas property tax surcharge	1.7	—	N/M	N/A	N/A	N/A
Fuel recovery mechanism	1.1	7.5	N/M	N/A	N/A	N/A
Total retail	706.4	689.3	2%	7,338	7,055	4%
Wholesale revenues	115.1	79.7	44%	3,547	2,863	24%
Other revenues	9.0	8.5	6%	N/A	N/A	N/A
Operating revenues	830.5	777.5	7%	10,885	9,918	10%
Fuel	(181.8)	(180.5)	1%
Purchased power	(59.4)	(37.7)	58%
Transmission	(22.6)	(16.8)	34%
Gross margin (a)	$566.7	$542.5	4%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $24.2 million year to date June 30, 2014, compared to the same period in 2013 primarily driven by:

•	an estimated $11 million increase due to favorable weather primarily driven by a 15% increase in heating degree days during the first quarter of 2014;

•	an estimated $4 million increase due to an increase in weather-normalized retail demand; and

•	an estimated $6 million increase from new retail rates in Missouri effective January 26, 2013.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $37.1 million year to date June 30, 2014, compared to the same period in 2013 primarily driven by:

•
a $14.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and ended in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $4.5 million increase in operating and maintenance expense at coal units primarily due to outages;

•	a $4.1 million increase in transmission and distribution operating and maintenance expenses that included higher costs of service as well as increased vegetation management costs; and

•	a $5.7 million increase in general taxes due to increased property taxes.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $7.1 million year to date June 30, 2014, compared to the same period in 2013 due to capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses increased $3.7 million year to date June 30, 2014, compared to the same period in 2013 due to an increase in the equity component of AFUDC resulting from a higher average construction work in progress balance in 2014 due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $6.1 million year to date June 30, 2014, compared to the same period in 2013 primarily due to decreased pre-tax income.
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
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2014, was $7.1 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 11 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended June 30, 2014.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	3,280	(1)	$26.63	—	N/A
May 1 - 31	864	(1)	25.53	—	N/A
June 1 - 30	—		—	—	N/A
Total	4,144		$26.40	—	N/A

(1)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	August 7, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 7, 2014	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 7, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 7, 2014	By: /s/ Lori A. Wright
(Lori A. Wright)
(Principal Accounting Officer)