Form 10-Q
period 2014-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2014-11-06
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On November 3, 2014, Great Plains Energy Incorporated had 154,124,361 shares of common stock outstanding.  On November 3, 2014, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company, LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
kW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards

Abbreviation or Acronym	Definition

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., an unrelated Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.8	$10.6
Funds on deposit	1.0	0.8
Receivables, net	233.6	162.2
Accounts receivable pledged as collateral	171.0	175.0
Fuel inventories, at average cost	53.1	76.4
Materials and supplies, at average cost	150.6	152.3
Deferred refueling outage costs	13.7	29.5
Refundable income taxes	4.3	10.5
Deferred income taxes	78.6	80.3
Assets held for sale (Note 12)	—	36.2
Prepaid expenses and other assets	34.1	33.2
Total	752.8	767.0
Utility Plant, at Original Cost
Electric	12,036.5	11,575.3
Less - accumulated depreciation	4,789.0	4,628.4
Net utility plant in service	7,247.5	6,946.9
Construction work in progress	789.5	736.7
Nuclear fuel, net of amortization of $179.6 and $161.4	85.8	62.8
Total	8,122.8	7,746.4
Investments and Other Assets
Nuclear decommissioning trust fund	193.2	183.9
Regulatory assets	857.1	849.7
Goodwill	169.0	169.0
Other	79.8	79.4
Total	1,299.1	1,282.0
Total	$10,174.7	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$—	$9.0
Collateralized note payable	171.0	175.0
Commercial paper	225.0	108.2
Current maturities of long-term debt	15.1	1.1
Accounts payable	290.8	327.4
Accrued taxes	114.4	29.7
Accrued interest	56.8	45.4
Accrued compensation and benefits	36.7	47.3
Pension and post-retirement liability	3.2	3.2
Other	24.1	23.5
Total	937.1	769.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,085.6	964.8
Deferred tax credits	126.4	127.4
Asset retirement obligations	190.0	158.8
Pension and post-retirement liability	340.1	360.5
Regulatory liabilities	279.8	264.0
Other	85.2	121.0
Total	2,107.1	1,996.5
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,209,862 and 153,995,621 shares issued, stated value	2,637.6	2,631.1
Retained earnings	986.6	871.4
Treasury stock - 95,387 and 129,290 shares, at cost	(2.4)	(2.8)
Accumulated other comprehensive loss	(18.4)	(25.3)
Total	3,603.4	3,474.4
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,488.1	3,515.7
Total	7,130.5	7,029.1
Commitments and Contingencies (Note 13)
Total	$10,174.7	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
Operating Revenues	(millions, except per share amounts)
Electric revenues	$782.5	$765.0	$2,016.0	$1,907.5
Operating Expenses
Fuel	142.3	156.6	392.9	410.0
Purchased power	61.2	25.7	185.7	99.4
Transmission	19.3	13.6	55.6	37.9
Utility operating and maintenance expenses	164.1	170.2	528.2	491.8
Depreciation and amortization	76.6	73.3	226.7	216.1
General taxes	55.8	53.4	159.2	149.3
Other	—	0.5	2.4	1.6
Total	519.3	493.3	1,550.7	1,406.1
Operating income	263.2	271.7	465.3	501.4
Non-operating income	5.4	4.4	18.8	11.3
Non-operating expenses	(2.8)	(2.1)	(9.8)	(5.6)
Interest charges	(43.6)	(48.9)	(141.3)	(148.0)
Income before income tax expense and income (loss) from equity investments	222.2	225.1	333.0	359.1
Income tax expense	(74.7)	(81.8)	(109.8)	(126.0)
Income (loss) from equity investments, net of income taxes	(0.1)	(0.2)	0.1	(0.4)
Net income	147.4	143.1	223.3	232.7
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$147.0	$142.7	$222.1	$231.5

Average number of basic common shares outstanding	153.9	153.6	153.8	153.5
Average number of diluted common shares outstanding	154.3	153.8	154.2	153.7

Basic earnings per common share	$0.96	$0.93	$1.44	$1.51
Diluted earnings per common share	$0.95	$0.93	$1.44	$1.51

Cash dividends per common share	$0.23	$0.2175	$0.69	$0.6525
Comprehensive Income
Net income	$147.4	$143.1	$223.3	$232.7
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	2.8	6.6	8.9
Derivative hedging activity, net of tax	1.3	2.8	6.6	8.9
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.1	0.3	0.3
Change in unrecognized pension expense, net of tax	0.1	0.1	0.3	0.3
Total other comprehensive income	1.4	2.9	6.9	9.2
Comprehensive income	$148.8	$146.0	$230.2	$241.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$223.3	$232.7
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	226.7	216.1
Amortization of:
Nuclear fuel	18.2	15.3
Other	36.4	43.4
Deferred income taxes, net	120.3	126.7
Investment tax credit amortization	(1.0)	(1.3)
(Income) loss from equity investments, net of income taxes	(0.1)	0.4
Other operating activities (Note 2)	(61.8)	(50.1)
Net cash from operating activities	562.0	583.2
Cash Flows from Investing Activities
Utility capital expenditures	(553.3)	(486.2)
Allowance for borrowed funds used during construction	(10.0)	(8.0)
Purchases of nuclear decommissioning trust investments	(21.9)	(62.3)
Proceeds from nuclear decommissioning trust investments	19.4	59.8
Proceeds from sale of transmission assets (Note 12)	37.7	—
Other investing activities	(16.3)	(15.1)
Net cash from investing activities	(544.4)	(511.8)
Cash Flows from Financing Activities
Issuance of common stock	3.7	3.8
Issuance of long-term debt	—	762.5
Issuance fees	—	(6.7)
Repayment of long-term debt	(13.4)	(259.3)
Net change in short-term borrowings	107.8	(483.1)
Net change in collateralized short-term borrowings	(4.0)	16.0
Dividends paid	(107.5)	(101.5)
Other financing activities	(2.0)	(1.5)
Net cash from financing activities	(15.4)	(69.8)
Net Change in Cash and Cash Equivalents	2.2	1.6
Cash and Cash Equivalents at Beginning of Year	10.6	9.3
Cash and Cash Equivalents at End of Period	$12.8	$10.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date September 30	2014		2013
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,995,621	$2,631.1	153,779,806	$2,624.7
Issuance of common stock	214,241	5.5	168,211	3.8
Equity compensation expense, net of forfeitures		0.4		0.3
Unearned Compensation
Issuance of restricted common stock		(2.0)		(1.7)
Forfeiture of restricted common stock		—		0.1
Compensation expense recognized		1.5		1.5
Other		1.1		0.6
Ending balance	154,209,862	2,637.6	153,948,017	2,629.3
Retained Earnings
Beginning balance		871.4		758.8
Net income		223.3		232.7
Dividends:
Common stock ($0.69 and $0.6525 per share)		(106.3)		(100.3)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.6)		(0.2)
Ending balance		986.6		889.8
Treasury Stock
Beginning balance	(129,290)	(2.8)	(250,236)	(5.1)
Treasury shares acquired	(85,062)	(2.2)	(73,201)	(1.6)
Treasury shares reissued	118,965	2.6	188,075	3.8
Ending balance	(95,387)	(2.4)	(135,362)	(2.9)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.3)		(38.4)
Derivative hedging activity, net of tax		6.6		8.9
Change in unrecognized pension expense, net of tax		0.3		0.3
Ending balance		(18.4)		(29.2)
Total Great Plains Energy Common Shareholders' Equity		$3,603.4		$3,487.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.4	$4.0
Funds on deposit	0.3	0.7
Receivables, net	176.7	129.2
Related party receivables	73.4	50.4
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	32.0	50.3
Materials and supplies, at average cost	108.5	109.0
Deferred refueling outage costs	13.7	29.5
Refundable income taxes	—	15.1
Deferred income taxes	6.4	—
Assets held for sale (Note 12)	—	4.7
Prepaid expenses and other assets	30.5	27.5
Total	553.9	530.4
Utility Plant, at Original Cost
Electric	8,654.8	8,274.9
Less - accumulated depreciation	3,628.8	3,518.3
Net utility plant in service	5,026.0	4,756.6
Construction work in progress	704.0	660.4
Nuclear fuel, net of amortization of $179.6 and $161.4	85.8	62.8
Total	5,815.8	5,479.8
Investments and Other Assets
Nuclear decommissioning trust fund	193.2	183.9
Regulatory assets	577.4	614.1
Other	33.8	31.0
Total	804.4	829.0
Total	$7,174.1	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	205.6	93.2
Current maturities of long-term debt	14.0	—
Accounts payable	246.1	239.8
Related party payables	—	0.2
Accrued taxes	126.8	23.8
Accrued interest	39.9	29.1
Accrued compensation and benefits	36.7	47.3
Pension and post-retirement liability	1.9	1.9
Deferred income taxes	—	1.7
Other	12.6	13.0
Total	793.6	560.0
Deferred Credits and Other Liabilities
Deferred income taxes	963.3	922.1
Deferred tax credits	124.6	125.3
Asset retirement obligations	172.1	141.7
Pension and post-retirement liability	319.8	339.9
Regulatory liabilities	169.7	168.3
Other	56.9	90.4
Total	1,806.4	1,787.7
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	728.9	636.4
Accumulated other comprehensive loss	(16.3)	(20.2)
Total	2,275.7	2,179.3
Long-term debt (Note 11)	2,298.4	2,312.2
Total	4,574.1	4,491.5
Commitments and Contingencies (Note 13)
Total	$7,174.1	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
Operating Revenues	(millions)
Electric revenues	$533.4	$522.0	$1,363.9	$1,299.5
Operating Expenses
Fuel	107.2	111.5	289.0	292.0
Purchased power	27.4	10.9	86.8	48.6
Transmission	12.5	9.1	35.1	25.9
Operating and maintenance expenses	112.8	120.4	369.1	345.3
Depreciation and amortization	53.4	50.2	157.7	147.4
General taxes	44.2	43.1	124.6	117.8
Other	(1.3)	—	(1.3)	—
Total	356.2	345.2	1,061.0	977.0
Operating income	177.2	176.8	302.9	322.5
Non-operating income	4.5	4.8	15.7	10.3
Non-operating expenses	(2.8)	(1.1)	(6.4)	(2.7)
Interest charges	(31.1)	(31.0)	(92.8)	(94.5)
Income before income tax expense	147.8	149.5	219.4	235.6
Income tax expense	(53.3)	(53.1)	(72.9)	(78.8)
Net income	$94.5	$96.4	$146.5	$156.8
Comprehensive Income
Net income	$94.5	$96.4	$146.5	$156.8
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.2	1.4	3.9	4.2
Derivative hedging activity, net of tax	1.2	1.4	3.9	4.2
Total other comprehensive income	1.2	1.4	3.9	4.2
Comprehensive income	$95.7	$97.8	$150.4	$161.0
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$146.5	$156.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	157.7	147.4
Amortization of:
Nuclear fuel	18.2	15.3
Other	22.6	25.7
Deferred income taxes, net	33.0	91.5
Investment tax credit amortization	(0.7)	(0.8)
Other operating activities (Note 2)	32.4	(38.8)
Net cash from operating activities	409.7	397.1
Cash Flows from Investing Activities
Utility capital expenditures	(455.9)	(375.8)
Allowance for borrowed funds used during construction	(8.6)	(7.1)
Purchases of nuclear decommissioning trust investments	(21.9)	(62.3)
Proceeds from nuclear decommissioning trust investments	19.4	59.8
Proceeds from sale of transmission assets (Note 12)	4.7	—
Other investing activities	(7.2)	(8.6)
Net cash from investing activities	(469.5)	(394.0)
Cash Flows from Financing Activities
Issuance of long-term debt	—	412.5
Issuance fees	—	(4.6)
Repayment of long-term debt	—	(2.6)
Net change in short-term borrowings	112.4	(337.3)
Net money pool borrowings	(0.2)	(3.8)
Dividends paid to Great Plains Energy	(54.0)	(69.0)
Net cash from financing activities	58.2	(4.8)
Net Change in Cash and Cash Equivalents	(1.6)	(1.7)
Cash and Cash Equivalents at Beginning of Year	4.0	5.2
Cash and Cash Equivalents at End of Period	$2.4	$3.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2014		2013
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		636.4		559.4
Net income		146.5		156.8
Dividends:
Common stock held by Great Plains Energy		(54.0)		(69.0)
Ending balance		728.9		647.2
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(20.2)		(25.8)
Derivative hedging activity, net of tax		3.9		4.2
Ending balance		(16.3)		(21.6)
Total Common Shareholder's Equity		$2,275.7		$2,188.7
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 20 for additional information.

Basic and Diluted Earnings per Common Share Calculation
To determine basic EPS, preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares and restricted stock.
The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
Income	(millions, except per share amounts)
Net income	$147.4	$143.1	$223.3	$232.7
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$147.0	$142.7	$222.1	$231.5
Common Shares Outstanding
Average number of common shares outstanding	153.9	153.6	153.8	153.5
Add: effect of dilutive securities	0.4	0.2	0.4	0.2
Diluted average number of common shares outstanding	154.3	153.8	154.2	153.7
Basic EPS	$0.96	$0.93	$1.44	$1.51
Diluted EPS	$0.95	$0.93	$1.44	$1.51
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
Performance shares	108,832	54,660	108,832	54,660
Restricted stock shares	73,671	—	71,860	21,652
Dividends Declared
In November 2014, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.245 per share on Great Plains Energy's common stock.  The common dividend is payable December 19, 2014, to shareholders of record as of November 28, 2014.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable March 1, 2015, to shareholders of record as of February 6, 2015.
In November 2014, KCP&L’s Board of Directors declared a cash dividend payable to Great Plains Energy of $18 million payable on December 18, 2014.
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

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$(70.4)	$(44.1)
Accounts receivable pledged as collateral	4.0	(16.0)
Fuel inventories	23.3	11.2
Materials and supplies	1.7	(4.3)
Accounts payable	(75.2)	(91.5)
Accrued taxes	91.2	81.0
Accrued interest	11.4	18.4
Deferred refueling outage costs	15.8	(21.8)
Pension and post-retirement benefit obligations	24.8	40.2
Allowance for equity funds used during construction	(13.2)	(9.1)
Fuel recovery mechanism	(21.3)	(5.3)
Solar rebates paid	(43.9)	(20.1)
Other	(10.0)	11.3
Total other operating activities	$(61.8)	$(50.1)
Cash paid during the period:
Interest	$115.6	$111.3
Income taxes	$0.1	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$50.5	$34.5

KCP&L Other Operating Activities
Year to Date September 30	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$(70.5)	$(40.2)
Fuel inventories	18.3	10.4
Materials and supplies	0.5	(3.0)
Accounts payable	(34.7)	(66.7)
Accrued taxes	118.2	55.3
Accrued interest	10.8	12.2
Deferred refueling outage costs	15.8	(21.8)
Pension and post-retirement benefit obligations	23.6	41.9
Allowance for equity funds used during construction	(12.3)	(9.1)
Fuel recovery mechanism	1.4	(1.2)
Solar rebates paid	(14.8)	(4.8)
Other	(23.9)	(11.8)
Total other operating activities	$32.4	$(38.8)
Cash paid during the period:
Interest	$72.9	$73.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$44.4	$28.3

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30	December 31
	2014	2013
Great Plains Energy	(millions)
Customer accounts receivable - billed	$42.8	$1.5
Customer accounts receivable - unbilled	81.2	74.6
Allowance for doubtful accounts - customer accounts receivable	(3.6)	(2.5)
Other receivables	113.2	88.6
Total	$233.6	$162.2
KCP&L
Customer accounts receivable - billed	$28.0	$1.3
Customer accounts receivable - unbilled	51.7	51.2
Allowance for doubtful accounts - customer accounts receivable	(1.6)	(1.1)
Other receivables	98.6	77.8
Total	$176.7	$129.2
Great Plains Energy's and KCP&L's other receivables at September 30, 2014, and December 31, 2013, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2014, and December 31, 2013, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $171.0 million and $175.0 million, respectively.  At both September 30, 2014, and December 31, 2013, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement, which was renewed in the third quarter of 2014, expires in September 2015 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement, which was renewed in the third quarter of 2014, expires in September 2015 and allows for $80 million in aggregate outstanding principal through mid-November 2014 then decreases to $65 million through mid-June 2015 and then increases to $80 million through September 2015.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

Three Months Ended September 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(472.9)	$472.9	$—	$(251.3)	$251.3	$—
Gain (loss) on sale of accounts receivable (a)	(6.0)	5.9	(0.1)	(3.1)	3.2	—
Servicing fees received (paid)	0.8	(0.8)	—	0.4	(0.4)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(471.5)	471.5	—	(253.2)	253.2	—
Cash received from (paid for) receivables purchased	465.6	(465.6)	—	250.0	(250.0)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Year to Date September 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,206.9)	$1,206.9	$—	$(643.0)	$643.0	$—
Gain (loss) on sale of accounts receivable (a)	(15.3)	14.9	(0.4)	(8.1)	7.9	(0.6)
Servicing fees received (paid)	2.0	(2.0)	—	1.0	(1.0)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.5)	(1.4)
Cash from customers (transferred) received	(1,187.3)	1,187.3	—	(630.5)	630.5	—
Cash received from (paid for) receivables purchased	1,172.4	(1,172.4)	—	622.6	(622.6)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	—	—	—

Three Months Ended September 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(481.2)	$481.2	$—	$(264.1)	$264.1	$—
Gain (loss) on sale of accounts receivable (a)	(6.1)	5.8	(0.3)	(3.4)	3.2	(0.5)
Servicing fees received (paid)	0.8	(0.8)	—	0.4	(0.4)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(468.5)	468.5	—	(260.5)	260.5	—
Cash received from (paid for) receivables purchased	462.6	(462.6)	—	257.2	(257.2)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	0.1	(0.1)	—

Year to Date September 30, 2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,189.2)	$1,189.2	$—	$(652.2)	$652.2	$—
Gain (loss) on sale of accounts receivable (a)	(15.1)	14.4	(0.7)	(8.3)	7.9	(1.1)
Servicing fees received (paid)	2.0	(2.0)	—	1.0	(1.0)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.5)	(1.4)
Cash from customers (transferred) received	(1,150.8)	1,150.8	—	(630.0)	630.0	—
Cash received from (paid for) receivables purchased	1,136.4	(1,136.4)	—	622.1	(622.1)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.1	(0.1)	—
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

Nuclear Plant Decommissioning Costs
The Public Service Commission of the State of Missouri (MPSC) and The State Corporation Commission of the State of Kansas (KCC) require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels. The most recent study was submitted to the MPSC and KCC in August 2014 and is the basis for the current cost of decommissioning estimates in the following table. Funding levels included in KCP&L retail rates have not changed.

	KCC	MPSC
	(millions)
Current cost of decommissioning (in 2014 dollars)
Total Station	$765.1	$765.1
KCP&L's 47% Share	359.6	359.6

Future cost of decommissioning (in 2045-2053 dollars) (a)
Total Station	$2,201.5	$2,253.1
KCP&L's 47% Share	1,034.7	1,059.0

Annual escalation factor	3.15%	3.22%
Annual return on trust assets (b)	N/A	5.68%
(a) Total future cost over an eight year decommissioning period
(b) The 5.68% MPSC rate of return is through 2025. The rate then systematically decreases through 2053 to 2.22% based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches. KCP&L has not yet filed a rate of return with KCC.
See Note 7 for information regarding the asset retirement obligation to decommission Wolf Creek.

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30 2014	December 31 2013
Decommissioning Trust	(millions)
Beginning balance January 1	$183.9	$154.7
Contributions	2.5	3.3
Earned income, net of fees	2.8	2.7
Net realized gains	0.3	1.7
Net unrealized gains	3.7	21.5
Ending balance	$193.2	$183.9
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30, 2014				December 31, 2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$86.3	$46.9	$(0.4)	$132.8	$83.7	$44.6	$(0.6)	$127.7
Debt securities	54.3	3.2	(0.2)	57.3	51.0	2.5	(0.7)	52.8
Other	3.1	—	—	3.1	3.4	—	—	3.4
Total	$143.7	$50.1	$(0.6)	$193.2	$138.1	$47.1	$(1.3)	$183.9

The weighted-average maturity of debt securities held by the trust at September 30, 2014, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
	(millions)
Realized gains	$0.3	$0.4	$1.0	$2.3
Realized losses	(0.1)	(0.3)	(0.7)	(0.7)
5. REGULATORY MATTERS
KCP&L Kansas Abbreviated Rate Case Proceedings
In December 2013, KCP&L filed an abbreviated application with KCC to request an increase to its retail revenues of $12.1 million, which was subsequently updated to $11.5 million, including the recovery of costs to reflect the completion of certain components of environmental upgrades at the La Cygne Station, construction work in progress for those components of the upgrades still under construction and updates to certain regulatory asset amortizations. The previously approved return on equity and rate-making equity ratio for KCP&L were not addressed in this case. In July 2014, KCC issued an order authorizing an increase to retail revenues of $11.5 million effective July 25, 2014.
KCP&L Kansas La Cygne Rate Case Treatment Request Proceedings
In July 2014, KCP&L filed a request with KCC to use budget amounts for its Kansas jurisdictional portion of costs for a project to install environmental upgrades at the La Cygne Station in determining its request for new retail rates in its next general rate case. KCP&L also requested to defer to a regulatory asset the Kansas jurisdictional portion of depreciation for the La Cygne project from the time the project is placed into service until the date new retail rates become effective in KCP&L's next general rate case in Kansas. In September 2014, KCC issued an order approving these requests. The La Cygne project is expected to be in-service by June 2015.

KCP&L Missouri La Cygne Construction Accounting Request Proceedings
In June 2014, KCP&L filed a request with the MPSC to use construction accounting for a project to install environmental upgrades at the La Cygne Station. Construction accounting would defer to a regulatory asset KCP&L's Missouri jurisdictional portion of carrying costs (interest) and depreciation expense on the project from the time the project is placed into service until the date new retail rates become effective in KCP&L's next general rate case in Missouri. A hearing in this case is scheduled for mid-December 2014 with an order expected in 2015. The La Cygne project is expected to be in-service by June 2015.

KCP&L Missouri Energy Efficiency Investment Act Proceedings
In June 2014, the MPSC issued an order approving KCP&L's request to recover costs for new and enhanced demand side management programs under the Missouri Energy Efficiency Investment Act (MEEIA). The costs are recovered through a rider mechanism which began in August 2014.
KCP&L Missouri Rate Case Proceedings
In October 2014, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $120.9 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.36%. The request includes recovery of increased transmission and property tax expenses, costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. KCP&L also requested authorization to implement a fuel adjustment clause. If approved, new rates are anticipated to be effective on or around September 30, 2015.

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
GMO Missouri Renewable Energy Standard Rate Adjustment Mechanism Proceedings
In April 2014, GMO filed an application with the MPSC requesting a Renewable Energy Standard Rate Adjustment Mechanism to recover costs for solar rebates and other compliance costs incurred under the Renewable Energy Standard law in Missouri through a rider mechanism. Annual recovery under the rider would not exceed 1% of GMO's annual revenue requirement as determined by the MPSC in the last rate case. In October 2014, GMO, MPSC staff and other parties entered into a non-unanimous partial stipulation and agreement to settle certain issues in the case. In November 2014, the MPSC approved the partial stipulation and agreement and the rider mechanism is expected to begin in December 2014. A hearing on the remaining issues in this case is scheduled for February 2015.
6. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2014. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA and net utility asset values and market prices of stock of electric and gas company regulated peers. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
7. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations (AROs) associated with tangible long-lived assets are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement and removal of storage tanks, ash ponds and landfills. GMO has AROs related to asbestos abatement and removal of storage tanks, ash ponds and landfills.

The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years. The most recent study was submitted in August 2014. As a result of the new cost estimate, KCP&L increased its ARO to decommission Wolf Creek by $23.9 million.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	September 30 2014	December 31 2013	September 30 2014	December 31 2013
	(millions)
Beginning balance, January 1	$158.8	$149.3	$141.7	$133.2
Revision in timing and/or estimates - Wolf Creek	23.9	—	23.9	—
Revision in timing and/or estimates - other	(0.2)	—	(0.2)	—
Accretion	7.5	9.5	6.7	8.5
Ending balance	$190.0	$158.8	$172.1	$141.7
8. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2014	2013	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$9.1	$10.5	$0.9	$1.1
Interest cost	12.7	11.8	2.0	1.9
Expected return on plan assets	(12.7)	(11.8)	(0.7)	(0.5)
Prior service cost	0.2	0.5	0.8	1.8
Recognized net actuarial loss	12.4	13.7	—	0.5
Net periodic benefit costs before regulatory adjustment	21.7	24.7	3.0	4.8
Regulatory adjustment	(0.6)	(3.3)	1.1	(0.6)
Net periodic benefit costs	$21.1	$21.4	$4.1	$4.2

	Pension Benefits		Other Benefits
Year to Date September 30	2014	2013	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$27.2	$31.5	$2.7	$3.3
Interest cost	38.1	35.4	6.0	5.7
Expected return on plan assets	(38.1)	(35.4)	(2.1)	(1.5)
Prior service cost	0.6	1.5	2.4	5.4
Recognized net actuarial loss	37.2	41.1	—	1.4
Transition obligation	—	—	0.1	0.1
Net periodic benefit costs before regulatory adjustment	65.0	74.1	9.1	14.4
Regulatory adjustment	(1.4)	(9.7)	3.3	(1.7)
Net periodic benefit costs	$63.6	$64.4	$12.4	$12.7
Year to date September 30, 2014, Great Plains Energy contributed $51.8 million to the pension plans and expects to contribute an additional $14.1 million in 2014 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2014, Great Plains Energy expects to make contributions of $11.3 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
9. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. Forfeiture rates are based on historical forfeitures and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
Great Plains Energy	(millions)
Equity compensation expense	$1.0	$1.3	$6.4	$3.4
Income tax benefit	0.3	0.4	2.3	1.1
KCP&L
Equity compensation expense	$0.6	$0.9	$4.4	$2.4
Income tax benefit	0.1	0.3	1.5	0.7

Performance Shares
Performance share activity year to date September 30, 2014, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2014	430,009	$23.52
Granted	214,946	28.78
Earned	(107,741)	26.14
Forfeited	(975)	24.33
Performance adjustment	(271)
Ending balance September 30, 2014	535,968	25.11
* weighted-average
At September 30, 2014, the remaining weighted-average contractual term was 1.5 years. The weighted-average grant-date fair value of shares granted was $28.78 for the three months ended and year to date September 30, 2014. The weighted-average grant-date fair value of shares granted was $24.33 and $24.17 for the three months ended and year to date September 30, 2013, respectively. At September 30, 2014, there was $8.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $2.8 million and $2.4 million year to date September 30, 2014, and 2013, respectively.
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
Restricted Stock
Restricted stock activity year to date September 30, 2014, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2014	288,537	$20.18
Granted and issued	78,293	25.69
Vested	(101,174)	18.96
Forfeited	(612)	24.16
Ending balance September 30, 2014	265,044	22.27
* weighted-average
At September 30, 2014, the remaining weighted-average contractual term was 1.3 years. The weighted-average grant-date fair value of shares granted was $25.10 and $25.69 for the three months ended and year to date September 30, 2014, respectively. The weighted-average grant-date fair value of shares granted was $22.65 and $22.46 for the three months ended and year to date September 30, 2013, respectively.  At September 30, 2014, there was $2.6 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.5 million and $1.9 million for the three months ended and year to date September 30, 2014, respectively. The total fair value of shares vested was $0.6 million and $1.2 million for the three months ended and year to date September 30, 2013, respectively.
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2018.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2014, Great Plains Energy was in compliance with this covenant.  At September 30, 2014, Great Plains Energy had no outstanding cash borrowings and issued no letters of credit under the credit facility.  At December 31, 2013, Great Plains Energy had $9.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2014, KCP&L was in compliance with this covenant.  At September 30, 2014, KCP&L had $205.6 million of commercial paper outstanding at a weighted-average interest rate of 0.28%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, KCP&L had $93.2 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2018. Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility. Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2014, GMO was in compliance with this covenant.  At September 30, 2014, GMO had $19.4 million of commercial paper outstanding at a weighted-average interest rate of 0.28%, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, GMO had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $16.4 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2014	2013
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.05% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(14.0)	—
Unamortized discount		(3.9)	(4.1)
Total KCP&L excluding current maturities		2,298.4	2,312.2
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2015-2021	7.9	9.0
GMO Pollution Control Bonds
Wamego Series 1996		—	7.3
State Environmental 1993		—	5.0
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.5	4.9
Total Great Plains Energy excluding current maturities		$3,488.1	$3,515.7

(a)	Weighted-average interest rates at September 30, 2014

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate
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

13. COMMITMENTS AND CONTINGENCIES
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
In September 2011, KCP&L commenced construction of the La Cygne projects and at September 30, 2014, had incurred approximately $468 million of cash capital expenditures, which is included in the approximate $700 million estimate above.
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
In July 2008, the U.S. Court of Appeals for the D.C. Circuit (D.C. Circuit Court) vacated CAIR in its entirety and remanded the matter to the EPA to promulgate a new rule consistent with its opinion. In December 2008, the court issued an order reinstating CAIR pending EPA's development of a replacement regulation on remand. In July 2011, the EPA finalized the CSAPR to replace the currently-effective CAIR. The CSAPR required states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states.  In August 2012, the D.C. Circuit Court issued its opinion in which it vacated the CSAPR and remanded the rule to the EPA to revise in accordance with its opinion. The D.C. Circuit Court directed the EPA to continue to administer the CAIR until a valid replacement is promulgated. In April 2014, the U.S. Supreme Court reversed and remanded the CSAPR back to the D.C. Circuit Court for further proceedings consistent with its opinion. In October 2014, the D.C. Circuit Court granted the EPA's motion to lift the stay of the CSAPR that had been in effect since December 2011.  The EPA can now proceed with implementation of the CSAPR. KCP&L and GMO continue to comply with CAIR until resolution of the proceedings on remand at which time the Companies expect that they will be able to comply with the resulting implementation of the CSAPR.
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
The EPA has proposed an interim CO2 goal rate reduction in Kansas and Missouri (average of 2020-2029) of 19% and 17%, respectively, and 2030 targets in Kansas and Missouri of 23% and 21%, respectively. The baseline for these reductions are 2012 CO2 emissions adjusted by the EPA in the proposed rule. Each state will have the flexibility to design a program to meet its goal in a manner that reflects its particular circumstances and energy and environmental policy objectives. Each state can do so alone or can collaborate with other states on multi-state plans that may provide additional opportunities for cost savings and flexibility.
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
KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar energy requirement, through 2036 and 2034, respectively.  KCP&L and GMO project that the acquisition of solar renewable energy credits will be sufficient for compliance with the Missouri solar energy requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2023.
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
At September 30, 2014, and December 31, 2013, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at September 30, 2014, and December 31, 2013, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

15. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $41.4 million and $128.6 million, respectively, for the three months ended and year to date September 30, 2014. These costs totaled $45.1 million and $148.7 million, respectively, for the same periods in 2013. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $1.6 million and $12.6 million for the three months ended and year to date September 30, 2014, respectively. KCP&L's net wholesale sales to GMO were $9.6 million and $19.6 million, respectively, for the same periods in 2013.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2013, KCP&L had a money pool payable to GMO of $0.2 million.
The following table summarizes KCP&L's related party net receivables.

	September 30	December 31
	2014	2013
	(millions)
Net receivable from GMO	$36.7	$32.7
Net receivable from Great Plains Energy	36.7	17.5
16. DERIVATIVE INSTRUMENTS
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
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges for KCP&L's Kansas jurisdiction and GMO's utility operations that are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At September 30, 2014, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
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
KCP&L and GMO have Transmission Congestion Rights (TCR) that they utilize to hedge against congestion costs and protect load prices in the SPP Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments assigned to KCP&L's Missouri jurisdiction are recorded as derivative assets or liabilities with an offsetting entry recorded to electric revenue. The fair values of these instruments assigned to KCP&L's Kansas jurisdiction and GMO are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. For KCP&L's Kansas jurisdiction and GMO, the settlement costs are included in their fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At September 30, 2014, GMO had financial contracts in place to hedge approximately 31%, 20% and 4% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2014, 2015 and 2016, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives).  In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	September 30		December 31
	2014		2013
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$9.0	$(0.3)	$19.3	$(0.6)
Forward contracts
Non-hedging derivatives	39.4	4.5	47.7	5.2
Transmission congestion rights
Non-hedging derivatives	37.7	1.8	22.9	1.7
Option contracts
Non-hedging derivatives	3.0	0.3	4.8	1.2
KCP&L
Futures contracts
Non-hedging derivatives	$—	$—	$7.7	$(0.2)
Transmission congestion rights
Non-hedging derivatives	31.8	2.7	18.0	1.1
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables.  The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$9.1	$2.8

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.5	$1.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$4.0	$1.3

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$1.2	$0.3

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	(millions)
Derivative assets	$9.1	$(1.8)	$7.3	$—	$—	$7.3
Derivative liabilities	2.8	(1.9)	0.9	—	—	0.9
December 31, 2013
Derivative assets	$8.5	$(0.7)	$7.8	$—	$—	$7.8
Derivative liabilities	1.0	(0.9)	0.1	—	—	0.1

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014	(millions)
Derivative assets	$4.0	$(1.3)	$2.7	$—	$—	$2.7
Derivative liabilities	1.3	(1.3)	—	—	—	—
December 31, 2013
Derivative assets	$1.2	$(0.1)	$1.1	$—	$—	$1.1
Derivative liabilities	0.3	(0.3)	—	—	—	—

See Note 18 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at September 30, 2014, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at September 30, 2014, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.
The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(10.0)	$—	$(12.3)	$—
Fuel	0.8	0.1	1.8	(0.5)
Purchased power	(4.8)	—	(4.4)	—
Regulatory asset	3.2	0.2	(0.9)	(1.4)
Regulatory liability	(0.2)	—	—	—
Total	$(11.0)	$0.3	$(15.8)	$(1.9)

KCP&L
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(10.0)	$—	$(12.3)	$—
Fuel	1.0	0.4	1.1	1.0
Regulatory asset	1.7	—	(0.5)	—
Total	$(7.3)	$0.4	$(11.7)	$1.0

17. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At September 30, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively. At December 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At September 30, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively. At December 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013.

Description	September 30 2014	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$132.8	$—	$132.8	$—	$—
Debt securities
U.S. Treasury	22.3	—	22.3	—	—
U.S. Agency	3.4	—	—	3.4	—
State and local obligations	4.0	—	—	4.0	—
Corporate bonds	27.1	—	—	27.1	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	2.9	—	2.9	—	—
Other	0.2	—	—	0.2	—
Total nuclear decommissioning trust	193.2	—	158.0	35.2	—
Self-insured health plan trust (b)
Equity securities	1.3	—	1.3	—	—
Debt securities	8.2	—	—	8.2	—
Cash and cash equivalents	6.0	—	6.0	—	—
Total self-insured health plan trust	15.5	—	7.3	8.2	—
Derivative instruments (c)	2.7	(1.3)	—	—	4.0
Total	211.4	(1.3)	165.3	43.4	4.0
Liabilities
Derivative instruments (c)	—	(1.3)	—	—	1.3
Total	$—	$(1.3)	$—	$—	$1.3
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$(0.5)	$—	$3.6	$1.5
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.0	—	—	18.0	—
Total SERP rabbi trusts	18.1	—	0.1	18.0	—
Total	22.7	(0.5)	0.1	21.6	1.5
Liabilities
Derivative instruments (c)	0.9	(0.6)	0.3	—	1.2
Total	$0.9	$(0.6)	$0.3	$—	$1.2
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$193.2	$—	$158.0	$35.2	$—
Self-insured health plan trust (b)	15.5	—	7.3	8.2	—
Derivative instruments (c)	7.3	(1.8)	—	3.6	5.5
SERP rabbi trusts (d)	18.1	—	0.1	18.0	—
Total	234.1	(1.8)	165.4	65.0	5.5
Liabilities
Derivative instruments (c)	0.9	(1.9)	0.3	—	2.5
Total	$0.9	$(1.9)	$0.3	$—	$2.5

Description	December 31 2013	Netting(e)	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$127.7	$—	$127.7	$—	$—
Debt securities
U.S. Treasury	21.2	—	21.2	—	—
U.S. Agency	2.8	—	—	2.8	—
State and local obligations	3.9	—	—	3.9	—
Corporate bonds	24.4	—	—	24.4	—
Foreign governments	0.5	—	—	0.5	—
Cash equivalents	3.8	—	3.8	—	—
Other	(0.4)	—	—	(0.4)	—
Total nuclear decommissioning trust	183.9	—	152.7	31.2	—
Self-insured health plan trust (b)
Equity securities	0.9	—	0.9	—	—
Debt securities	9.3	—	0.5	8.8	—
Cash and cash equivalents	3.4	—	3.4	—	—
Other	1.2	—	—	1.2	—
Total self-insured health plan trust	14.8	—	4.8	10.0	—
Derivative instruments (c)	1.1	(0.1)	0.1	—	1.1
Total	199.8	(0.1)	157.6	41.2	1.1
Liabilities
Derivative instruments (c)	—	(0.3)	0.3	—	—
Total	$—	$(0.3)	$0.3	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$6.7	$(0.6)	$0.2	$4.9	$2.2
SERP rabbi trusts (d)
Equity securities	0.1	—	0.1	—	—
Fixed income funds	18.6	—	—	18.6	—
Total SERP rabbi trusts	18.7	—	0.1	18.6	—
Total	25.4	(0.6)	0.3	23.5	2.2
Liabilities
Derivative instruments (c)	0.1	(0.6)	0.6	0.1	—
Total	$0.1	$(0.6)	$0.6	$0.1	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$183.9	$—	$152.7	$31.2	$—
Self-insured health plan trust (b)	14.8	—	4.8	10.0	—
Derivative instruments (c)	7.8	(0.7)	0.3	4.9	3.3
SERP rabbi trusts (d)	18.7	—	0.1	18.6	—
Total	225.2	(0.7)	157.9	64.7	3.3
Liabilities
Derivative instruments (c)	0.1	(0.9)	0.9	0.1	—
Total	$0.1	$(0.9)	$0.9	$0.1	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(e)
Represents the difference between derivative contracts in an asset or liability position presented on a net basis by counterparty on the consolidated balance sheets where a master netting agreement exists between the Company and the counterparty. At September 30, 2014, and December 31, 2013, Great Plains Energy netted $0.1 million and $0.2 million of cash collateral posted with counterparties.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at July 1	$0.6	$1.9
Total realized/unrealized gains (losses):
included in electric revenue	(10.0)	—
included in purchased power expense	(4.8)	—
included in non-operating income	2.2	1.0
included in regulatory liability	3.4	—
Purchases	1.7	—
Settlements	9.9	(1.3)
Net asset at September 30	$3.0	$1.6
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at September 30:
included in electric revenue	$1.9	$—
included in non-operating income	$(0.2)	$(0.3)
included in regulatory liability	$3.4	$—

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at January 1	$3.3	$2.3
Total realized/unrealized gains (losses):
included in electric revenue	(12.3)	—
included in purchased power expense	(4.4)	—
included in non-operating income	13.3	5.3
included in regulatory asset	(0.7)	—
Purchases	15.1	—
Settlements	(11.3)	(6.0)
Net asset at September 30	$3.0	$1.6
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.6)	$—
included in non-operating income	$—	$(0.4)
included in regulatory asset	$(0.7)	$—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2014
(millions)
Net asset at July 1	$0.9
Total realized/unrealized gains (losses):
included in electric revenue	(10.0)
included in regulatory liability	1.7
Purchases	1.3
Settlements	8.8
Net asset at September 30	$2.7
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at September 30:
included in electric revenue	$1.9
included in regulatory liability	$1.7

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2014
(millions)
Net asset at January 1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(12.3)
included in regulatory asset	(0.5)
Purchases	13.1
Settlements	1.3
Net asset at September 30	$2.7
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.6)
included in regulatory asset	$(0.5)

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
Year to Date September 30, 2014	(millions)
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	6.6	0.3	6.9
Net current period other comprehensive income	6.6	0.3	6.9
Ending balance September 30	$(17.2)	$(1.2)	$(18.4)
Year to Date September 30, 2013
Beginning balance January 1	$(35.4)	$(3.0)	$(38.4)
Amounts reclassified from accumulated other comprehensive loss	8.9	0.3	9.2
Net current period other comprehensive income	8.9	0.3	9.2
Ending balance September 30	$(26.5)	$(2.7)	$(29.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
Year to Date September 30, 2014	(millions)
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	3.9
Net current period other comprehensive income	3.9
Ending balance September 30	$(16.3)
Year to Date September 30, 2013
Beginning balance January 1	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	4.2
Net current period other comprehensive income	4.2
Ending balance September 30	$(21.6)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(4.6)	Interest charges
	(2.3)	(4.6)	Income before income tax expense and income (loss) from equity investments
	1.0	1.8	Income tax benefit
	$(1.3)	$(2.8)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.1)	$(0.1)	Utility operating and maintenance expenses
	(0.1)	(0.1)	Income before income tax expense and income (loss) from equity investments
	$(0.1)	$(0.1)	Net income

Total reclassifications, net of tax	$(1.4)	$(2.9)	Net income
Year to Date September 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(10.9)	$(14.3)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(10.9)	(14.5)	Income before income tax expense and income (loss) from equity investments
	4.3	5.6	Income tax benefit
	$(6.6)	$(8.9)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.4)	$(0.4)	Utility operating and maintenance expenses
	(0.4)	(0.4)	Income before income tax expense and income (loss) from equity investments
	0.1	0.1	Income tax benefit
	$(0.3)	$(0.3)	Net income

Total reclassifications, net of tax	$(6.9)	$(9.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.1)	$(2.1)	Interest charges
	(2.1)	(2.1)	Income before income tax expense
	0.9	0.7	Income tax benefit
Total reclassifications, net of tax	$(1.2)	$(1.4)	Net income
Year to Date September 30	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.5)	$(6.5)	Interest charges
Commodity contracts	—	(0.2)	Fuel
	(6.5)	(6.7)	Income before income tax expense
	2.6	2.5	Income tax benefit
Total reclassifications, net of tax	$(3.9)	$(4.2)	Net income

19. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2014	2013	2014	2013
Current income taxes	(millions)
Federal	$(0.7)	$1.0	$(0.6)	$1.0
State	(0.1)	(0.4)	—	(0.3)
Total	(0.8)	0.6	(0.6)	0.7
Deferred income taxes
Federal	69.0	67.9	100.6	105.4
State	12.9	13.3	19.7	21.3
Total	81.9	81.2	120.3	126.7
Noncurrent income taxes
Federal	—	—	(2.4)	—
State	—	—	(0.3)	(0.2)
Foreign	(6.2)	0.1	(6.2)	(0.2)
Total	(6.2)	0.1	(8.9)	(0.4)
Investment tax credit
Deferral	—	0.3	—	0.3
Amortization	(0.2)	(0.4)	(1.0)	(1.3)
Total	(0.2)	(0.1)	(1.0)	(1.0)
Income tax expense	$74.7	$81.8	$109.8	$126.0

	Three Months Ended September 30		Year to Date September 30
KCP&L	2014	2013	2014	2013
Current income taxes	(millions)
Federal	$33.8	$(0.6)	$34.5	$(1.2)
State	5.9	(0.4)	6.1	(0.5)
Total	39.7	(1.0)	40.6	(1.7)
Deferred income taxes
Federal	10.9	55.0	26.2	75.6
State	2.9	10.9	6.8	15.9
Total	13.8	65.9	33.0	91.5
Noncurrent income taxes
Federal	—	(10.1)	—	(9.0)
State	—	(1.7)	—	(1.5)
Total	—	(11.8)	—	(10.5)
Investment tax credit
Deferral	—	0.3	—	0.3
Amortization	(0.2)	(0.3)	(0.7)	(0.8)
Total	(0.2)	—	(0.7)	(0.5)
Income tax expense	$53.3	$53.1	$72.9	$78.8
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.3)	(0.5)	(0.5)	(0.2)
Amortization of investment tax credits	(0.1)	(0.2)	(0.3)	(0.4)
Federal income tax credits	(1.8)	(1.6)	(3.0)	(2.8)
State income taxes	3.7	3.7	3.7	3.8
Changes in uncertain tax positions, net	(2.8)	0.1	(1.8)	(0.1)
Other	(0.1)	(0.1)	(0.2)	(0.2)
Effective income tax rate	33.6%	36.4%	32.9%	35.1%

	Three Months Ended September 30		Year to Date September 30
KCP&L	2014	2013	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.2)	(0.9)	(0.7)	(0.6)
Amortization of investment tax credits	(0.2)	(0.2)	(0.4)	(0.3)
Federal income tax credits	(2.4)	(2.2)	(4.3)	(4.2)
State income taxes	3.9	3.8	3.8	3.8
Changes in uncertain tax positions, net	—	0.1	—	—
Other	—	(0.1)	(0.1)	(0.2)
Effective income tax rate	36.1%	35.5%	33.3%	33.5%

Uncertain Tax Positions
At September 30, 2014, and December 31, 2013, Great Plains Energy had $2.7 million and $9.8 million, respectively, of liabilities related to unrecognized tax benefits. Of these amounts, $0.4 million and $6.5 million at September 30, 2014, and December 31, 2013, respectively are expected to impact the effective tax rate if recognized. The $7.1 million decrease in unrecognized tax benefits is primarily due to a decrease of $6.1 million of unrecognized tax benefits related to former GMO non-regulated operations.
The following table reflects activity for Great Plains Energy related to the liability for unrecognized tax benefits.

	September 30 2014	December 31 2013
	(millions)
Beginning balance January 1	$9.8	$21.4
Reductions for current year tax positions	(0.2)	(0.3)
Reductions for prior year tax positions	(6.9)	(10.5)
Statute expirations	—	(0.3)
Foreign currency translation adjustments	—	(0.5)
Ending balance	$2.7	$9.8
Great Plains Energy recognizes interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses. At September 30, 2014, amounts accrued for interest and penalties related to unrecognized tax benefits for Great Plains Energy were insignificant. At December 31, 2013, amounts accrued for interest and penalties with respect to unrecognized tax benefits for Great Plains Energy were $3.2 million and $0.6 million, respectively. Year to date September 30, 2014, Great Plains Energy recognized a decrease of $3.2 million of interest expense for unrecognized tax benefits primarily due to a decrease in interest expense related to unrecognized tax benefits of former GMO non-regulated operations.
The Company is unable to estimate the amount of unrecognized tax benefits for Great Plains Energy that may be recognized in the next twelve months.
20. SEGMENTS AND RELATED INFORMATION
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$782.5	$—	$—	$782.5
Depreciation and amortization	(76.6)	—	—	(76.6)
Interest (charges) income	(44.9)	(6.8)	8.1	(43.6)
Income tax (expense) benefit	(81.0)	6.3	—	(74.7)
Net income	140.3	7.1	—	147.4

Year to Date September 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,016.0	$—	$—	$2,016.0
Depreciation and amortization	(226.7)	—	—	(226.7)
Interest (charges) income	(137.9)	(31.1)	27.7	(141.3)
Income tax (expense) benefit	(118.8)	9.0	—	(109.8)
Net income	221.1	2.2	—	223.3

Three Months Ended September 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$765.0	$—	$—	$765.0
Depreciation and amortization	(73.3)	—	—	(73.3)
Interest (charges) income	(46.7)	(13.6)	11.4	(48.9)
Income tax (expense) benefit	(83.6)	1.8	—	(81.8)
Net income (loss)	145.4	(2.3)	—	143.1

Year to Date September 30, 2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,907.5	$—	$—	$1,907.5
Depreciation and amortization	(216.1)	—	—	(216.1)
Interest (charges) income	(141.9)	(42.7)	36.6	(148.0)
Income tax (expense) benefit	(130.1)	4.1	—	(126.0)
Net income (loss)	238.5	(5.8)	—	232.7

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2014	(millions)
Assets	$10,473.4	$115.6	$(414.3)	$10,174.7
Capital expenditures(a)	553.3	—	—	553.3
December 31, 2013
Assets	$10,019.6	$105.6	$(329.8)	$9,795.4
Capital expenditures(a)	669.0	—	—	669.0
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 836,100 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2014, increased to $147.0 million or $0.95 per share from $142.7 million or $0.93 per share for the same period in 2013 primarily driven by:

•
a $9.4 million decrease in gross margin due to unfavorable weather partially offset by new retail rates and energy efficiency programs under MEEIA consisting of recovery of program costs, which have a direct offset in utility operating and maintenance expense, and recovery of throughput disincentive;

•
a $6.1 million decrease in utility operating and maintenance expenses primarily due to decreased operating and maintenance expenses at Wolf Creek and at coal units partially offset by increased program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $3.3 million increase in depreciation and amortization expense driven by capital additions;

•	a $5.3 million decrease in interest expense primarily due to interest related to the release of uncertain tax positions in the third quarter of 2014; and

•	a $7.1 million decrease in income tax expense due to income tax benefits related to the release of uncertain tax positions in the third quarter of 2014 and decreased pre-tax income.
Great Plains Energy's earnings available for common shareholders year to date September 30, 2014, decreased to $222.1 million or $1.44 per share from $231.5 million or $1.51 per share for the same period in 2013 driven by:

•
a $21.6 million increase in gross margin due to an increase in weather-normalized retail demand, new retail rates and energy efficiency programs under MEEIA consisting of recovery of program costs, which have a direct offset in utility operating and maintenance expense, and recovery of throughput disincentive;

•
a $36.4 million increase in utility operating and maintenance expenses driven by increased Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage that began in March 2014 and ended in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013; increased program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; increased expenses at coal units primarily due to planned and unplanned outages; and increased transmission and distribution operating and maintenance expenses;

•	a $10.6 million increase in depreciation and amortization expense driven by capital additions;

•	a $6.7 million decrease in interest expense primarily due to interest related to the release of uncertain tax positions in the third quarter of 2014;

•	a $9.9 million increase in general taxes due to increased property taxes; and

•	a $16.2 million decrease in income tax expense due to income tax benefits related to the release of uncertain tax positions in the third quarter of 2014 and decreased pre-tax income.
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
RELATED PARTY TRANSACTIONS
See Note 15 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
	(millions)
Operating revenues	$782.5	$765.0	$2,016.0	$1,907.5
Fuel	(142.3)	(156.6)	(392.9)	(410.0)
Purchased power	(61.2)	(25.7)	(185.7)	(99.4)
Transmission	(19.3)	(13.6)	(55.6)	(37.9)
Gross margin (a)	559.7	569.1	1,381.8	1,360.2
Other operating expenses	(219.9)	(224.1)	(689.8)	(642.7)
Depreciation and amortization	(76.6)	(73.3)	(226.7)	(216.1)
Operating income	263.2	271.7	465.3	501.4
Non-operating income and expenses	2.6	2.3	9.0	5.7
Interest charges	(43.6)	(48.9)	(141.3)	(148.0)
Income tax expense	(74.7)	(81.8)	(109.8)	(126.0)
Income (loss) from equity investments	(0.1)	(0.2)	0.1	(0.4)
Net income	147.4	143.1	223.3	232.7
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$147.0	$142.7	$222.1	$231.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended September 30, 2014, Compared to September 30, 2013
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2014, increased to $147.0 million or $0.95 per share from $142.7 million or $0.93 per share for the same period in 2013.
Electric utility's net income decreased $5.1 million for the three months ended September 30, 2014, compared to the same period in 2013 primarily driven by:

•	a $9.4 million decrease in gross margin primarily due to:

•	an estimated $16 million decrease due to unfavorable weather driven by a 13% decrease in cooling degree days;

•	an estimated $3 million increase from new retail rates in Kansas effective July 25, 2014; and

•
a $4.6 million increase from energy efficiency programs under MEEIA consisting of $3.2 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $1.4 million for recovery of throughput disincentive;

•
a $4.6 million decrease in other operating expenses primarily due to decreased operating and maintenance expenses at Wolf Creek and at coal units partially offset by a $3.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $3.3 million increase in depreciation and amortization expense driven by capital additions; and

•	a $2.6 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's corporate and other activities earnings increased $9.4 million for the three months ended September 30, 2014, compared to the same period in 2013 primarily driven by the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:

•	a $2.1 million decrease in after-tax interest expense; and

•	$6.1 million of income tax benefits.
Year to Date September 30, 2014, Compared to September 30, 2013
Great Plains Energy's earnings available for common shareholders year to date September 30, 2014, decreased to $222.1 million or $1.44 per share from $231.5 million or $1.51 per share for the same period in 2013.
Electric utility's net income decreased $17.4 million year to date September 30, 2014, compared to the same period in 2013 primarily driven by:

•	a $21.6 million increase in gross margin primarily due to:

•	an estimated $7 million increase due to an increase in weather-normalized retail demand;

•	an estimated $12 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014; and

•
an $8.2 million increase from energy efficiency programs under MEEIA consisting of $6.0 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $2.2 million for recovery of throughput disincentive;

•	a $46.3 million increase in other operating expenses primarily driven by:

•
an $11.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and concluded in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $6.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $6.8 million increase in operating and maintenance expense at coal units primarily due to planned and unplanned outages;

•	a $7.5 million increase in transmission and distribution operating and maintenance expenses; and

•	a $10.0 million increase in general taxes due to increased property taxes;

•	a $10.6 million increase in depreciation expense due to capital additions;

•	a $4.0 million decrease in interest expense due to:

•	a $2.1 million decrease from the remarketing of KCP&L's Series 1992, 1993A and 2007B EIRR bonds at lower interest rates in April 2013; and

•
a $2.0 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance in 2014 due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit; and

•	an $11.3 million decrease in income tax expense due to decreased pre-tax income.
Great Plains Energy's corporate and other activities earnings increased $8.0 million year to date September 30, 2014, compared to the same period in 2013 driven by the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:

•	a $2.1 million decrease in after-tax interest expense; and

•	$6.1 million of income tax benefits.
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

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2014	2013	2014	2013
	(millions)
Operating revenues	$782.5	$765.0	$2,016.0	$1,907.5
Fuel	(142.3)	(156.6)	(392.9)	(410.0)
Purchased power	(61.2)	(25.7)	(185.7)	(99.4)
Transmission	(19.3)	(13.6)	(55.6)	(37.9)
Gross margin (a)	559.7	569.1	1,381.8	1,360.2
Other operating expenses	(218.9)	(223.5)	(687.0)	(640.7)
Depreciation and amortization	(76.6)	(73.3)	(226.7)	(216.1)
Operating income	264.2	272.3	468.1	503.4
Non-operating income and expenses	2.0	3.4	9.7	7.1
Interest charges	(44.9)	(46.7)	(137.9)	(141.9)
Income tax expense	(81.0)	(83.6)	(118.8)	(130.1)
Net income	$140.3	$145.4	$221.1	$238.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$319.7	$345.2	(7)%	2,509	2,737	(8)%
Commercial	288.4	285.2	1%	2,913	2,905	—%
Industrial	62.8	61.4	2%	831	813	2%
Other retail revenues	5.0	5.0	—%	28	28	1%
Kansas property tax surcharge	1.3	(0.2)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	8.6	4.0	N/M	N/A	N/A	N/A
Fuel recovery mechanisms	12.0	5.3	N/M	N/A	N/A	N/A
Total retail	697.8	705.9	(1)%	6,281	6,483	(3)%
Wholesale revenues	72.6	48.1	51%	2,711	1,829	48%
Other revenues	12.1	11.0	9%	N/A	N/A	N/A
Operating revenues	782.5	765.0	2%	8,992	8,312	8%
Fuel	(142.3)	(156.6)	(9)%
Purchased power	(61.2)	(25.7)	139%
Transmission	(19.3)	(13.6)	42%
Gross margin (a)	$559.7	$569.1	(2)%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $5.9 million and $2.7 million for the three months ended September 30, 2014, and 2013, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $2.7 million and $1.3 million for the three months ended September 30, 2014, and 2013, respectively.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$793.4	$796.9	—%	6,964	6,959	—%
Commercial	756.0	745.7	1%	8,238	8,095	2%
Industrial	169.5	163.9	3%	2,419	2,331	4%
Other retail revenues	15.0	15.5	(3)%	86	88	(2)%
Kansas property tax surcharge	3.0	(0.2)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	16.8	8.6	N/M	N/A	N/A	N/A
Fuel recovery mechanisms	41.2	19.4	N/M	N/A	N/A	N/A
Total retail	1,794.9	1,749.8	3%	17,707	17,473	1%
Wholesale revenues	183.2	121.1	51%	6,093	4,460	37%
Other revenues	37.9	36.6	3%	N/A	N/A	N/A
Operating revenues	2,016.0	1,907.5	6%	23,800	21,933	9%
Fuel	(392.9)	(410.0)	(4)%
Purchased power	(185.7)	(99.4)	87%
Transmission	(55.6)	(37.9)	47%
Gross margin (a)	$1,381.8	$1,360.2	2%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of the recovery of program costs of $11.6 million and $5.6 million year to date September 30, 2014, and 2013, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $5.2 million and $3.0 million year to date September 30, 2014, and 2013, respectively.

Electric utility's gross margin decreased $9.4 million for the three months ended September 30, 2014, compared to the same period in 2013 primarily driven by:

•	an estimated $16 million decrease due to unfavorable weather driven by a 13% decrease in cooling degree days;

•	an estimated $3 million increase from new retail rates in Kansas effective July 25, 2014; and

•
a $4.6 million increase from energy efficiency programs under MEEIA consisting of $3.2 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $1.4 million for recovery of throughput disincentive.

Electric utility's gross margin increased $21.6 million year to date September 30, 2014, compared to the same period in 2013 primarily driven by:

•	an estimated $7 million increase due to an increase in weather-normalized retail demand;

•	an estimated $12 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014; and

•
an $8.2 million increase from energy efficiency programs under MEEIA consisting of $6.0 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $2.2 million for recovery of throughput disincentive.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $4.6 million for the three months ended September 30, 2014, compared to the same period in 2013 primarily due to decreased operating and maintenance expenses at Wolf Creek and at coal units partially offset by a $3.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Electric utility's other operating expenses increased $46.3 million year to date September 30, 2014, compared to the same period in 2013 primarily due to:

•
an $11.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and concluded in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $6.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $6.8 million increase in operating and maintenance expense at coal units primarily due to planned and unplanned outages;

•	a $7.5 million increase in transmission and distribution operating and maintenance expenses; and

•	a $10.0 million increase in general taxes due to increased property taxes.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $3.3 million and $10.6 million for the three months ended and year to date September 30, 2014, respectively, compared to the same period in 2013 due to capital additions.
Electric Utility Interest Charges
Electric utility's interest charges decreased $4.0 million year to date September 30, 2014, compared to the same period in 2013 due to:

•	a $2.1 million decrease from the remarketing of KCP&L's Series 1992, 1993A and 2007B EIRR bonds at lower interest rates in April 2013; and

•
a $2.0 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance in 2014 due to environmental upgrades at KCP&L's La Cygne Station and pipe replacement for the essential service water system at the Wolf Creek nuclear unit.

Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $2.6 million and $11.3 million for the three months ended and year to date September 30, 2014, respectively, compared to the same periods in 2013 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2014, compared to December 31, 2013)

•	Great Plains Energy's receivables, net increased $71.4 million primarily due to seasonal increases in customer accounts receivable.

•	Great Plains Energy's fuel inventories decreased $23.3 million primarily due to a decrease in coal inventory driven by longer cycle times for coal deliveries.

•	Assets held for sale decreased $36.2 million to reflect the sale of KCP&L's and GMO's SPP-approved regional transmission projects to Transource Missouri in January 2014.

•	Great Plains Energy's commercial paper increased $116.8 million due to borrowings for capital expenditures, pension funding contributions and the timing of other cash payments.

•	Great Plains Energy's accrued taxes increased $84.7 million primarily due to the timing of property tax payments.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $120.8 million primarily due to an increase in temporary differences and the projected utilization of net operating loss carryforwards.

•
Great Plains Energy's asset retirement obligations increased $31.2 million primarily due to an increase in the asset retirement obligation related to the decommissioning of Wolf Creek as a result of the updated Wolf Creek decommissioning cost study. See Note 7 to the consolidated financial statements for additional information.

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
Great Plains Energy's liquid resources at September 30, 2014, consisted of $12.8 million of cash and cash equivalents on hand and $1,038.1 million of unused bank lines of credit.  The unused lines consisted of $200.0 million from Great Plains Energy's revolving credit facility, $391.7 million from KCP&L's credit facilities and $446.4 million from GMO's credit facilities.  See Note 10 to the consolidated financial statements for more information on the revolving credit facilities.  Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $21.2 million decrease in cash flows from operating activities for Great Plains Energy year to date September 30, 2014, compared to the same period in 2013 was primarily driven by:

•	a $9.4 million decrease in net income;

•	a $23.8 million increase in solar rebates paid to customers;

•	a $15.4 million increase related to pension and post-retirement benefit costs primarily driven by the timing of cash contributions; and

•	a $37.6 million decrease in deferred refueling outage costs due to Wolf Creek's latest refueling outage in the first half of 2013.
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
Great Plains Energy's utility capital expenditures increased $67.1 million year to date September 30, 2014, compared to the same period in 2013 primarily due to an increase in cash utility capital expenditures related to infrastructure and system improvements offset by a decrease in expenditures related to environmental upgrades at KCP&L's La Cygne Station.
In January 2014, KCP&L and GMO completed the sale of two SPP-approved regional transmission projects to Transource Missouri for cash proceeds of $37.7 million. See Note 12 to the consolidated financial statements for additional information regarding the sale.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date September 30, 2014, reflect short-term borrowings for capital expenditures, pension funding contributions and other cash payments.
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
In October 2012, FERC authorized KCP&L to have outstanding at any time up to a total of $1.0 billion in short-term debt instruments through December 2014, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) the greater of 1.25% over the prime rate, 1.75% over the federal funds rate, and 2.25% over LIBOR; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At September 30, 2014, there was $794.4 million available under this authorization. In September 2014, KCP&L filed a request with FERC for authorization to issue up to a total of $1.0 billion in short-term debt instruments effective December 2014 through December 2016, subject to the same terms as the previous authorization which expires in December 2014.
In January 2014, FERC authorized GMO to have outstanding at any time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2014, there was $730.6 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2014, GMO had outstanding payables under the money pool of $10.3 million to Great Plains Energy.
Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.
Pensions
Great Plains Energy maintains defined benefit pension plans for substantially all active and inactive employees of KCP&L and GMO, and its 47% ownership share of WCNOC's defined benefit plans. Effective in 2014, the KCP&L non-union plan was closed to future employees. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA. Year to date September 30, 2014, the Company contributed $51.8 million to the pension plans and expects to contribute an additional $14.1 million in 2014 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date September 30
	2014	2013
	(millions)
Operating revenues	$1,363.9	$1,299.5
Fuel	(289.0)	(292.0)
Purchased power	(86.8)	(48.6)
Transmission	(35.1)	(25.9)
Gross margin (a)	953.0	933.0
Other operating expenses	(492.4)	(463.1)
Depreciation and amortization	(157.7)	(147.4)
Operating income	302.9	322.5
Non-operating income and expenses	9.3	7.6
Interest charges	(92.8)	(94.5)
Income tax expense	(72.9)	(78.8)
Net income	$146.5	$156.8

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2014	2013	Change	2014	2013	Change
Retail revenues	(millions)			(thousands)
Residential	$494.8	$498.8	(1)%	4,200	4,224	(1)%
Commercial	547.1	538.5	2%	5,777	5,664	2%
Industrial	102.6	98.1	5%	1,395	1,328	5%
Other retail revenues	9.2	9.8	(5)%	63	65	(3)%
Kansas property tax surcharge	3.0	(0.2)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	3.7	—	N/M	N/A	N/A	N/A
Fuel recovery mechanism	4.8	7.4	(35)%	N/A	N/A	N/A
Total retail	1,165.2	1,152.4	1%	11,435	11,281	1%
Wholesale revenues	185.2	134.2	38%	6,168	4,850	27%
Other revenues	13.5	12.9	4%	N/A	N/A	N/A
Operating revenues	1,363.9	1,299.5	5%	17,603	16,131	9%
Fuel	(289.0)	(292.0)	(1)%
Purchased power	(86.8)	(48.6)	79%
Transmission	(35.1)	(25.9)	35%
Gross margin (a)	$953.0	$933.0	2%

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of the recovery of program costs of $2.3 million year to date September 30, 2014 that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $1.4 million year to date September 30, 2014.

KCP&L's gross margin increased $20.0 million year to date September 30, 2014, compared to the same period in 2013 primarily driven by:

•	an estimated $5 million increase due to an increase in weather-normalized retail demand;

•	an estimated $9 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014; and

•
a $3.7 million increase from energy efficiency programs under MEEIA consisting of $2.3 million for recovery of program costs, which have a direct offset in operating and maintenance expense, and $1.4 million for recovery of throughput disincentive.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $29.3 million year to date September 30, 2014, compared to the same period in 2013 primarily driven by:

•
an $11.3 million increase in Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle outage that began in March 2014 and concluded in May 2014 as well as increased amortization from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages;

•	a $2.3 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $2.9 million increase in operating and maintenance expense at coal units primarily due to planned and unplanned outages;

•	a $1.9 million increase in transmission and distribution operating and maintenance expenses; and

•	a $6.8 million increase in general taxes due to increased property taxes.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization increased $10.3 million year to date September 30, 2014, compared to the same period in 2013 due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $5.9 million year to date September 30, 2014, compared to the same period in 2013 primarily due to decreased pre-tax income.
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
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2014, was $8.4 million.

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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 13 and 14 to the consolidated financial statements.  Such information is incorporated herein by reference.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information regarding purchases by Great Plains Energy of its equity securities during the three months ended September 30, 2014.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—		$—	—	N/A
August 1 - 31	11,789	(1)	24.93	—	N/A
September 1 - 30	—		—	—	N/A
Total	11,789		$24.93	—	N/A

(1)	Represents common shares surrendered to the Company to pay taxes related to the vesting of restricted common shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Investors should note that we announce material financial information in SEC filings, press releases and public conference calls.  Based on guidance from the SEC, we may use the Investor Relations section of our website (www.greatplainsenergy.com) to communicate with investors about Great Plains Energy and KCP&L.  It is possible that the financial and other information we post there could be deemed to be material information.  The information on our website is not part of this document.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	+	Amendment dated October 28, 2014, to the Great Plains Energy Incorporated Supplemental Executive Retirement Plan, as amended and restated on December 8, 2009.	Great Plains Energy

10.2	*
Amendment dated as of September 9, 2014, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.1 to Form 8-K filed on September 15, 2014).
KCP&L

10.3	*
First Amendment dated as of September 9, 2014, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser. (Exhibit 10.2 to Form 8-K filed on September 15, 2014).
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

+ Indicates management contract or compensatory plan or arrangement.

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 6, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 6, 2014	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 6, 2014	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 6, 2014	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)