Form 10-K
period 2014-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2015-02-25
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2014) was approximately $4,136,403,349. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 24, 2015, Great Plains Energy Incorporated had 154,196,171 shares of common stock outstanding.
On February 24, 2015, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2015 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
CSAPR	Cross-State Air Pollution Rule
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards

Abbreviation or Acronym	Definition

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., an unrelated Kansas utility company
Wolf Creek	Wolf Creek Generating Station

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
The electric utility segment consists of KCP&L, a regulated utility, GMO's regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions and GMO Receivables Company. Electric utility serves approximately 838,400 customers located in western Missouri and eastern Kansas. Customers include approximately 737,400 residences, 98,400 commercial firms and 2,600 industrials, municipalities and other electric utilities. Electric utility's retail revenues averaged approximately 91% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility's revenues. Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric utility's net income accounted for approximately 100%, 103% and 108% of Great Plains Energy's net income in 2014, 2013 and 2012, respectively.

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
The table below summarizes the rate orders in effect for KCP&L's and GMO's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Rate Base (in billions)	Effective Date
KCP&L Missouri	MPSC	9.7%	52.3%(a)	$2.1	January 2013
KCP&L Kansas	KCC	9.5%	51.8%	$1.9	July 2014
GMO	MPSC	9.7%	52.3%(a)	$1.8	January 2013
(a) The MPSC authorized an equity ratio of 52.6% or approximately 52.3% after including other comprehensive income
Missouri and Kansas jurisdictional retail revenues averaged approximately 71% and 29%, respectively, of electric utility's total retail revenues over the last three years.
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
Electric utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory. This competition primarily occurs within the SPP Integrated Marketplace, in which KCP&L and GMO are participants. Similar to other Regional Transmission Organization (RTO) or Independent System Operator (ISO) markets currently operating, this marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness.
In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally other utilities within the SPP Integrated Marketplace, on the basis of availability and price. Electric utility's wholesale revenues averaged approximately 7% of its total revenues over the last three years.
Power Supply
Electric utility has approximately 6,600 MWs of generating capacity. The projected peak summer demand for 2015 is approximately 5,800 MWs. Electric utility expects to meet its projected capacity requirements for the foreseeable future with its generation assets and power and capacity purchases.
KCP&L and GMO are members of the SPP. The SPP is an RTO mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity. As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12% of their projected peak summer demand. This net positive supply of capacity and energy is maintained through their generation assets and capacity, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.
Fuel
The principal fuel sources for electric utility's electric generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 97% of 2015 generation will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2014 and estimated 2015 fuel mix and delivered cost in cents per net kWh generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2015	2014	2015	2014
Coal	82%	81%	2.05	2.19
Nuclear	15	16	0.66	0.68
Natural gas and oil	1	1	7.75	10.79
Wind	2	2	—	—
Total Generation	100%	100%	1.86	1.95
(a) Fuel mix based on percent of net MWhs generated.
GMO's retail rates and KCP&L's retail rates in Kansas contain certain fuel recovery mechanisms. KCP&L's Missouri retail rates do not currently contain a fuel recovery mechanism. To the extent the price of fuel or purchased power increases significantly, or if electric utility's lower cost units do not meet anticipated availability levels, Great Plains Energy's net income may be adversely affected unless and until the increased cost could be reflected in KCP&L's Missouri retail rates. KCP&L has requested a fuel recovery mechanism as part of its Missouri rate case filed in October 2014. If authorized with new rates, the fuel recovery mechanism for KCP&L in Missouri is anticipated to be effective on or around September 30, 2015.
Coal
During 2015, electric utility's generating units, including jointly owned units, are projected to burn approximately 16 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 95% of the projected coal requirements for 2015, approximately 45% for 2016 and approximately 20% for 2017. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases. KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2015 and beyond.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2015 through 2019. The contract rates adjust for changes in railroad costs.

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
Natural Gas
At December 31, 2014, GMO had hedged approximately 32%, 15% and 9% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2015, 2016 and 2017, respectively.
Purchased Power
KCP&L and GMO purchase power to meet their customers' needs, to satisfy firm power commitments or to meet renewable energy standards.  Electric utility's purchased power from others, as a percentage of MWh requirements, averaged approximately 16% over the last three years.
KCP&L has long-term power purchase agreements for approximately 287 MWs of wind and hydroelectric generation which expire in 2023 through 2032. GMO has long-term power purchase agreements for approximately 159 MWs of wind generation which expire in 2032. Additionally, Great Plains Energy, KCP&L and GMO have entered into power purchase agreements for approximately 400 MWs of wind generation to begin in 2016 and expire in 2036.
Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.
Environmental Matters
See Note 15 to the consolidated financial statements for information regarding environmental matters.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 520,700 customers located in western Missouri and eastern Kansas. Customers include approximately 459,000 residences, 59,600 commercial firms, and 2,100 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 87% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2014, Great Plains Energy and KCP&L had 2,935 employees, including 1,838 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2018), with Local 1464, representing transmission and distribution workers (expires January 31, 2016), and with Local 412, representing power plant workers (expires February 28, 2018).

Executive Officers
All of the individuals in the following table have been officers or employees in a responsible position with the Company in the positions noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2015, to hold such positions until their resignation, removal or the appointment of their successors. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	54	Chairman of the Board, President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Scott H. Heidtbrink (b)	53	Executive Vice President and Chief Operating Officer - KCP&L	2008
James C. Shay (c)	51	Senior Vice President - Finance and Chief Financial Officer - Great Plains Energy and KCP&L	2010
Kevin E. Bryant (d)	39	Vice President - Strategic Planning - Great Plains Energy and KCP&L	2006
Steven P. Busser (e)	46	Vice President - Business Planning and Controller - Great Plains Energy and KCP&L	2014
Charles A. Caisley (f)	42	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Michael L. Deggendorf (g)	53	Senior Vice President - Corporate Services - KCP&L	2005
Ellen E. Fairchild (h)	53	Vice President, Chief Compliance Officer and Corporate Secretary - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (i)	44	General Counsel and Senior Vice President - Human Resources - Great Plains Energy and KCP&L	2010
Darrin R. Ives (j)	45	Vice President - Regulatory Affairs - KCP&L	2013
Lori A. Wright (k)	52	Vice President - Investor Relations and Treasurer - Great Plains Energy and KCP&L	2002

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

(c)
Mr. Shay was appointed Senior Vice President - Finance and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2014. Previously, Mr. Shay served as Senior Vice President - Finance and Strategic Development and Chief Financial Officer for Great Plains Energy, KCP&L and GMO (2010-2014) and Treasurer for part of 2014.  He previously served as Chief Financial Officer at Northern Power Systems, Inc. (2009-2010); he served as Managing Director, with responsibilities for business development, transaction execution and advisory work, at Frontier Investment Banc Corporation (2007-2008); he was Chief Financial Officer at Machine Laboratory LLC (2006-2007).

(d)
Mr. Bryant was appointed Vice President - Strategic Planning of Great Plains Energy, KCP&L and GMO in 2014. He previously served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L

and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions (2006-2011) of KCP&L and GMO.

(e)
Mr. Busser was appointed Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO in 2014. He previously served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.

(f)
Mr. Caisley was appointed Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011. He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs (2007-2008). Prior to that, he was the president of the Missouri Energy Development Association (2005-2007).

(g)
Mr. Deggendorf was appointed Senior Vice President - Corporate Services in 2012. He previously served as Senior Vice President - Delivery of KCP&L and GMO (2008-2012).  He was Vice President - Public Affairs of Great Plains Energy (2005-2008).

(h)
Ms. Fairchild was appointed Vice President, Chief Compliance Officer and Corporate Secretary of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Investor Relations and Assistant Secretary (2010) and Director of Investor Relations (2008-2010) of Great Plains Energy, KCP&L and GMO.  Prior to that, she was an associate at Hagen and Partners (2005-2007), a public relations firm.

(i)
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

(j)
Mr. Ives was appointed Vice President - Regulatory Affairs of KCP&L and GMO in 2013. He previously served as Senior Director - Regulatory Affairs of KCP&L and GMO (2011-2013). He was Assistant Controller of Great Plains Energy, KCP&L and GMO (2008 - 2011).

(k)
Ms. Wright was appointed Vice President - Investor Relations and Treasurer in 2014. Prior to this appointment, she served as Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO (2009-2014).  She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

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
Investors should note that the Companies announce material financial information in SEC filings, press releases and public conference calls.  Based on guidance from the SEC, the Companies may use the Investor Relations section of Great Plains Energy's website (www.greatplainsenergy.com) to communicate with investors about Great Plains Energy and KCP&L.  It is possible that the financial and other information posted there could be deemed to be material information.  The information on Great Plains Energy's website is not part of this document.

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
The utility rate-setting principle generally applicable to KCP&L and GMO is that rates should provide a reasonable opportunity to recover expenses and investments prudently incurred to provide utility service plus a reasonable return on such investments.  Various expenses incurred by KCP&L and GMO have been excluded from rates by the MPSC and KCC in past rate cases as not being prudently incurred or not providing utility customer benefit, and there is a risk that certain expenses incurred in the future may not be recovered in rates. Third-parties often intervene in the utilities' rate cases and argue that certain costs have not been prudently incurred or are otherwise not recoverable in rates.  The MPSC and KCC also have in the past and may in the future exclude from rates all or a portion of investments in various facilities as not being prudently incurred or not being useful in providing utility service.
As discussed in the "Environmental Risks" and "Financial Risks" sections below, the Companies' capital expenditures are expected to be substantial over the next several years and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.
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

There are mandatory renewable energy standards in Missouri and Kansas.  There is also the potential for future federal or state mandatory energy efficiency requirements.
Failure to timely recover the full investment costs of capital projects, the impact of renewable energy and energy efficiency programs, other utility costs and expenses due to regulatory disallowances, regulatory lag or other factors could lead to lowered credit ratings, reduced access to capital markets, increased financing costs, lower flexibility due to constrained financial resources and increased collateral security requirements, or reductions or delays in planned capital expenditures.  In response to competitive, economic, political, legislative, public perception (including, but not limited to, the Companies' environmental reputation) and regulatory pressures, the Companies may be subject to rate moratoriums, rate refunds, limits on rate increases, lower allowed returns on investments or rate reductions, including phase-in plans designed to spread the impact of rate increases over an extended period of time for the benefit of customers.
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
The Companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the Companies' operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other damages. Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.
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
Air and Climate Change
Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws, regulations or treaties could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards.  The Companies' current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 22 million tons and 17 million tons of CO2 per year for Great Plains Energy and KCP&L, respectively.
The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases and has proposed other regulations under the existing Clean Air Act.  The EPA has established thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.  In addition, in June 2014, the EPA proposed its “Clean Power Plan,” which sets emission guidelines for states to follow in developing plans to address greenhouse gas emissions from existing fossil fuel-fired electric generating units. Most of the Companies' generating facilities are affected by these existing rules and would be affected by the proposed rules.  Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the future.  Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (such as for additional environmental control equipment, retiring and replacing existing generation, repowering existing plants to utilize alternative fuel or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.
Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, NOX, SO2 and particulates are also in a state of flux. Some of these rules have been overturned by the courts and remanded to the EPA to be revised consistent with the courts' orders while others are pending judicial review or are otherwise subject to revision. It is unknown what requirements and standards will be imposed in the future, when the Companies may have to comply or what costs may ultimately be required.
Kansas law currently requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand, increasing to 15% by 2016 and 20% by 2020. Missouri law currently requires at least 5% of the energy provided by certain utilities, including KCP&L and GMO, to come from renewable resources, including wind, solar, biomass and hydropower, increasing to 10% by 2018 and 15% by 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO) required to come from solar resources.  Management believes that national renewable energy standards are also possible. The timing, provisions and impact of such possible future requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.  Such requirements could have a significant financial and operational impact on the Companies.
Water
The Clean Water Act and associated regulations enacted by the EPA form a comprehensive program to restore and preserve water quality.  All of the Companies' generating facilities, and certain of their other facilities, are subject to the Clean Water Act.
In May 2014, the EPA finalized regulations regarding protection of aquatic life from being killed or injured by cooling water intake structures. KCP&L’s generation facilities with cooling water intake structures are subject to the best technology available standards based on studies completed to comply with such standards. The rule provides flexibility to work with the states to develop the best technology available to minimize aquatic species impacted by being pinned against intake screens or drawn into cooling water systems. Although the impact on the Companies' operations will not be known until after the studies are completed and reviewed by the Kansas Department of Health and Environment (KDHE) and the Missouri Department of Natural Resources (MDNR), it could have a significant effect on the Companies' results of operations, financial position and cash flows.
KCP&L holds a permit from the MDNR authorizing KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River at its Hawthorn Station.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or both, any of which could have a significant adverse impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.
Additionally, in April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The proposal sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased-in between 2017 and 2022. The EPA is under a consent decree to take final action on the proposed rule by September 2015.  Until a rule is finalized, the financial and operational impacts cannot be determined.
Further, the possible effects of climate change, including potentially increased temperatures and reduced precipitation, could make it more difficult and costly to comply with the current and final permit requirements.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) Subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities. The Companies principally use coal in generating electricity and dispose of CCRs in both on-site facilities and facilities owned by third parties.  Current and future EPA regulations regarding the handling, disposal and remediation of CCRs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
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
Due to all of the above, the Companies' projected capital and other expenditures for environmental compliance are subject to significant uncertainties, including the timing of implementation of any new or modified environmental requirements, the limits imposed by such requirements and the types and costs of the compliance alternatives selected by the Companies.  As a result, costs to comply with environmental requirements cannot be estimated with certainty, and actual costs could be significantly higher than projections.  New environmental laws and regulations affecting the operations of the Companies may be adopted, and new interpretations of existing laws and regulations could be adopted or become applicable to the Companies or their facilities, any of which may materially adversely affect the Companies' business, adversely affect the Companies' ability to continue operating its power plants as currently done and substantially increase environmental expenditures or liabilities in the future.
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
Conditions in the United States capital and credit markets may deteriorate in the future for a variety of reasons, including, among others: instability in global markets, political uncertainty in the United States or abroad, fluctuations in the price of oil, geopolitical instability or other unforeseen events both in the United States and around the world. Adverse market conditions or decreases in Great Plains Energy's, KCP&L's or GMO's credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L's or GMO's costs of capital; reductions in or delays of capital expenditures; or reductions in Great Plains Energy's ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies' results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies' lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.
Great Plains Energy has guaranteed some of GMO’s long-term and short-term debt and payments under these guarantees may adversely affect Great Plains Energy's liquidity.
Great Plains Energy has issued guarantees covering $98.8 million of GMO's long-term debt. Great Plains Energy also guarantees GMO's commercial paper program. At December 31, 2014, GMO had no commercial paper outstanding.  The guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.
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
In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly preferred dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  While these corporate and regulatory restrictions and financial covenants are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future, there is no assurance that adverse financial results would not trigger such restrictions or covenants and reduce or eliminate the Companies' ability to pay dividends.
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

•
in the case of distribution systems, affect revenues and operating costs, increase capital requirements and costs, and affect the ability to meet regulatory service metrics and customer expectations; and

•
in the case of information systems, affect the control and operations of generation, transmission, distribution, customer information and other business operations and processes, increase operating costs, increase capital requirements and costs, and affect the ability to meet regulatory reliability and security requirements and customer expectations.

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
The cost and schedule of capital projects may materially change and expected performance may not be achieved.
Great Plains Energy's and KCP&L's businesses are capital intensive.  The Companies currently have significant capital projects pending and may also have significant capital projects in the future. The risks of any capital project include: that actual costs may exceed estimated costs due to inflation or other factors; risks associated with the incurrence of additional debt or the issuance of additional equity to fund such projects; delays that may occur in obtaining permits and materials; the failure of suppliers and contractors to perform as required under their contracts; inadequate availability or increased cost of equipment, materials or qualified craft labor; delays related to inclement weather; the scope, cost and timing of projects may change due to new or changed environmental requirements, health and safety laws or other factors; and other events beyond the Companies' control may occur that may materially affect the schedule, cost and performance of these projects.
These and other risks could materially increase the estimated costs of capital projects, delay the in-service dates of projects, adversely affect the performance of the projects, and/or require the Companies to purchase additional electricity to supply their respective retail customers until the projects are completed.  Thus, these risks may significantly affect the Companies' results of operations, financial position and cash flows.
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
KCP&L and GMO operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructures. Despite implementation of security measures, the technology systems are vulnerable to disability, failures, employee error or malfeasance, or unauthorized access. Such failures or breaches of the systems could impact the reliability of generation, transmission and distribution systems, result in legal claims and proceedings, damage the Companies' reputation and also subject the Companies to financial harm. If the technology systems were to fail or be breached and not recovered in a timely way, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on the Companies' results of operations, financial position and cash flows.
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
The structure of the regional power market in which the Companies operate could have an adverse effect on the Companies' results of operations, financial position and cash flows.
In March 2014, the SPP launched its Integrated Marketplace. Similar to other RTO or ISO markets, this marketplace will determine which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. In the event that KCP&L's and GMO's generating units are not among the lowest cost generating units operating within the market, KCP&L and GMO could experience decreased levels of wholesale electricity sales.

A market for Transmission Congestion Rights (TCR) is also included as part of the Integrated Marketplace. TCRs are financial instruments used to hedge transmission congestion charges. Both KCP&L and GMO acquire TCRs for the purpose of hedging against transmission congestion charges. There is a risk that KCP&L and GMO could incorrectly model the amount of TCRs needed, or that the TCRs acquired could be ineffective in hedging against transmission congestion charges which could lead to increased purchased power costs.
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
KCP&L's Kansas retail rates and GMO's retail electric and steam rates contain fuel recovery mechanisms. KCP&L's Missouri retail rates currently do not contain a similar provision.  As a result, the Companies are exposed to varying degrees of risk from changes in the market prices of fuel for generation of electricity and purchased power.  Changes in the Companies' fuel mix due to electricity demand, plant availability, transportation issues, fuel prices, fuel availability and other factors can also adversely affect the Companies' fuel and purchased power costs.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2015		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	549	(a)	Nuclear
	Iatan No. 1	Missouri	1980	499	(a)	Coal
	La Cygne Nos. 1 and 2	Kansas	1973, 1977	696	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose Nos. 1, 2 and 3	Missouri	1958, 1960, 1964	510		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	311		Natural Gas
	Osawatomie	Kansas	2003	77		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	227		Natural Gas
	Hawthorn No. 8	Missouri	2000	79		Natural Gas
	Hawthorn No. 7	Missouri	2000	78		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	97		Oil
	Northeast Nos. 13 and 14	Missouri	1976	91		Oil
	Northeast Nos. 15 and 16	Missouri	1975	89		Oil
	Northeast Nos. 11 and 12	Missouri	1972	96		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	15		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	31		Wind
Total KCP&L				4,493
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	128	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	172	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	463		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	115		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	303		Natural Gas
	Crossroads Energy Center	Mississippi	2002	307		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	247		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	67		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	16		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	18		Oil
Total GMO				2,108
Total Great Plains Energy				6,601
(a)    Share of a jointly owned unit.

(b)	In 2001, a new boiler, air quality control equipment and an uprated turbine was placed in service at the Hawthorn Generating Station.

(c)	The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 15 MW pursuant to SPP reliability standards.

(d)	The 100.5 MW Spearville Wind Energy Facility's accredited capacity is 31 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek. GMO owns 18% of each of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 6,900 circuit miles of underground distribution lines in Missouri and Kansas. Electric utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric utility's transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
Electric Utility General
Electric utility's generating plants are located on property owned (or co-owned) by KCP&L or GMO, except the Spearville Wind Energy Facilities which are located on easements, and the Crossroads Energy Center and the South Harper Facility which are contractually controlled. Electric utility's service centers, electric substations and a portion of its transmission and distribution systems are located on property owned or leased by electric utility. Electric utility's transmission and distribution systems are for the most part located above or underneath highways, streets, other public places or property owned by others. Electric utility believes that it has satisfactory rights to use those places or properties in the form of permits, grants, easements, licenses or franchise rights; however, it has not necessarily undertaken efforts to examine the underlying title to the land upon which the rights rest. Great Plains Energy's and KCP&L's headquarters are located in leased office space.
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented. Mortgage bonds totaling $596.4 million were outstanding at December 31, 2014.

Substantially all of the fixed property and franchises of GMO's St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $7.9 million were outstanding at December 31, 2014.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol "GXP". At February 24, 2015, Great Plains Energy's common stock was held by 16,767 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2014		2013		Dividends Declared
Quarter	High	Low	High	Low	2015		2014	2013
First	$27.04	$23.85	$23.19	$20.41	$0.245	(b)	$0.23	$0.2175
Second	27.22	25.02	24.41	21.94			0.23	0.2175
Third	26.80	24.17	24.60	21.49			0.23	0.2175
Fourth	29.38	24.21	24.76	21.86			0.245	0.23
(a)    Based on closing stock prices.
(b)    Declared February 10, 2015, and payable March 20, 2015, to shareholders of record as of February 27, 2015.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.
Purchases of Equity Securities
Great Plains Energy had no purchases of its equity securities during the three months ended December 31, 2014.
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2014	2013	2012	2011	2010
Great Plains Energy	(dollars in millions except per share amounts)
Operating revenues	$2,568	$2,446	$2,310	$2,318	$2,256
Net income attributable to Great Plains Energy	$243	$250	$200	$174	$212
Basic earnings per common share	$1.57	$1.62	$1.36	$1.27	$1.55
Diluted earnings per common share	$1.57	$1.62	$1.35	$1.25	$1.53
Total assets at year end	$10,476	$9,795	$9,647	$9,118	$8,818
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$3,503	$3,517	$3,020	$3,544	$3,428
Cash dividends per common share	$0.935	$0.8825	$0.855	$0.835	$0.83
SEC ratio of earnings to fixed charges	2.72	2.75	2.31	2.03	2.28

KCP&L
Operating revenues	$1,731	$1,671	$1,580	$1,558	$1,517
Net income	$162	$169	$142	$136	$163
Total assets at year end	$7,511	$6,839	$6,704	$6,292	$6,026
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities)	$2,313	$2,312	$1,902	$1,915	$1,780
SEC ratio of earnings to fixed charges	2.69	2.76	2.58	2.52	2.86
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 838,400 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
2014 Earnings Overview
Great Plains Energy's 2014 earnings available for common shareholders decreased to $241.2 million or $1.57 per share from $248.6 million or $1.62 per share in 2013 driven by:

•
a $23.3 million increase in gross margin driven by new retail rates and energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA) consisting of recovery of program costs, which have a direct offset in utility operating and maintenance expense, and recovery of throughput disincentive, partially offset by unfavorable weather;

•
a $30.5 million increase in utility operating and maintenance expenses driven by increased Wolf Creek operating and maintenance expenses primarily due to a planned mid-cycle maintenance outage in 2014 and increased amortization from a planned refueling outage in 2013, partially offset by other decreases; increased program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; and increased transmission and distribution operating and maintenance expenses;

•	a $16.3 million increase in depreciation and amortization expense driven by capital additions;

•	a $10.2 million increase in general taxes driven by increased property taxes;

•
a $9.9 million decrease in interest expense primarily due to lower interest rates from the remarketing of multiple series of KCP&L bonds in April and July of 2013, lower short-term borrowing costs at KCP&L and GMO, an increase in the debt component of AFUDC and interest related to the release of uncertain tax positions in the third quarter of 2014; and

•	a $13.5 million decrease in income tax expense due to decreased pre-tax income and income tax benefits related to the release of uncertain tax positions in the third quarter of 2014.
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
Wolf Creek Mid-Cycle Maintenance Outage and Refueling Outage
Wolf Creek is scheduled to begin its next refueling outage on February 28, 2015, and the unit is expected to return to service in the second quarter of 2015. Wolf Creek had a mid-cycle maintenance outage that began on March 8, 2014, and the unit returned to service on May 13, 2014. Wolf Creek's previous refueling outage was from February 4, 2013 to April 15, 2013.
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

			Impact on	Impact on
			Projected	2014
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(83.9)	$(6.4)
Rate of return on plan assets	0.5%	increase	—	(3.6)
Discount rate	0.5%	decrease	91.3	6.7
Rate of return on plan assets	0.5%	decrease	—	3.6
Pension expense for KCP&L and GMO is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2014, Great Plains Energy's pension expense was $96.0 million under GAAP and $84.7 million for ratemaking. The impact on 2014 pension expense in the table above reflects the impact on GAAP pension costs. Under the Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 8 to the consolidated financial statements for additional information regarding the accounting for pensions.
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
The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2014. Fair value of the reporting unit substantially exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
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
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 22 to the consolidated financial statements for additional information.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2014	2013	2012
	(millions)
Operating revenues	$2,568.2	$2,446.3	$2,309.9
Fuel	(489.2)	(539.5)	(539.5)
Purchased power	(253.3)	(125.9)	(94.0)
Transmission	(74.7)	(53.2)	(35.4)
Gross margin (a)	1,751.0	1,727.7	1,641.0
Other operating expenses	(910.5)	(868.8)	(834.1)
Voluntary separation program	—	—	4.3
Depreciation and amortization	(306.0)	(289.7)	(272.3)
Operating income	534.5	569.2	538.9
Non-operating income and expenses	12.5	8.8	(13.2)
Interest charges	(188.5)	(198.4)	(220.8)
Income tax expense	(115.7)	(129.2)	(104.6)
Loss from equity investments	—	(0.2)	(0.4)
Net income	242.8	250.2	199.9
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$241.2	$248.6	$198.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2014 Compared to 2013
Great Plains Energy's 2014 earnings available for common shareholders decreased to $241.2 million or $1.57 per share from $248.6 million or $1.62 per share in 2013.
Electric utility's net income decreased $13.6 million in 2014 compared to 2013 primarily due to:

•	a $23.3 million increase in gross margin driven by:

•	an estimated $14 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014;

•
a $16.0 million increase from energy efficiency programs under MEEIA consisting of $12.4 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $3.6 million for recovery of throughput disincentive; and

•	an estimated $4 million decrease due to unfavorable weather driven by a 6% decrease in cooling degree days;

•	a $40.8 million increase in other operating expenses primarily due to:

•
a $6.0 million increase in Wolf Creek operating and maintenance expenses due to $8.7 million from a planned mid-cycle outage that began in March 2014 and concluded in May 2014, increased amortization of $3.4 million from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages, partially offset by $6.1 million of other decreases in operating and maintenance expenses;

•	a $12.4 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	an $8.3 million increase in transmission and distribution operating and maintenance expenses; and

•	a $10.4 million increase in general taxes due to increased property taxes;

•	a $16.3 million increase in depreciation and amortization expense due to capital additions;

•	a $7.5 million decrease in interest expense primarily due to:

•
a $1.6 million decrease from the remarketing of KCP&L's Series 1992, 1993A, 2007B Environmental Improvement Revenue Refunding (EIRR) bonds in April 2013 and Series 2008 EIRR bonds in July 2013 at lower interest rates;

•
a $2.3 million decrease in borrowing costs for short-term debt primarily driven by lower average commercial paper balances and interest rates in 2014 at GMO, as well as lower borrowing fees under KCP&L's and GMO's revolving credit facilities in 2014; and

•
a $1.2 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance in 2014 primarily due to environmental upgrades at KCP&L's La Cygne Station; and

•	a $9.8 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $6.2 million in 2014 compared to 2013 primarily due to the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:

•	a $2.1 million decrease in after-tax interest expense; and

•	$6.1 million of income tax benefits.
2013 Compared to 2012
Great Plains Energy's 2013 earnings available for common shareholders increased to $248.6 million or $1.62 per share from $198.3 million or $1.35 per share in 2012.
Electric utility's net income increased $40.5 million in 2013 compared to 2012 driven by:

•	an $86.7 million increase in gross margin due to:

•	an estimated $111 million increase primarily from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $42 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

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
Great Plains Energy's corporate and other activities loss decreased $9.8 million in 2013 compared to 2012 due to:

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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	2014	2013	2012
	(millions)
Operating revenues	$2,568.2	$2,446.3	$2,309.9
Fuel	(489.2)	(539.5)	(539.5)
Purchased power	(253.3)	(125.9)	(94.0)
Transmission	(74.7)	(53.2)	(35.4)
Gross margin (a)	1,751.0	1,727.7	1,641.0
Other operating expenses	(906.4)	(865.6)	(825.9)
Voluntary separation program	—	—	4.3
Depreciation and amortization	(306.0)	(289.7)	(272.3)
Operating income	538.6	572.4	547.1
Non-operating income and expenses	13.5	10.6	(11.2)
Interest charges	(183.0)	(190.5)	(197.3)
Income tax expense	(125.6)	(135.4)	(122.0)
Net income	$243.5	$257.1	$216.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2014	Change(c)	2013	Change(c)	2012
Retail revenues	(millions)
Residential	$999.0	—	$1,000.6	4	$965.5
Commercial	970.0	1	963.3	6	907.6
Industrial	217.4	3	211.7	7	197.8
Other retail revenues	20.1	(2)	20.5	3	19.9
Kansas property tax surcharge	2.1	N/M	(1.3)	N/M	4.8
Energy efficiency (MEEIA)(b)	28.5	N/M	12.5	N/M	—
Provision for rate refund	—	—	—	N/M	0.1
Fuel recovery mechanism	57.7	N/M	21.9	23	17.8
Total retail	2,294.8	3	2,229.2	5	2,113.5
Wholesale revenues	222.6	32	168.8	10	152.9
Other revenues	50.8	5	48.3	11	43.5
Operating revenues	2,568.2	5	2,446.3	6	2,309.9
Fuel	(489.2)	(9)	(539.5)	—	(539.5)
Purchased power	(253.3)	101	(125.9)	34	(94.0)
Transmission	(74.7)	40	(53.2)	50	(35.4)
Gross margin	$1,751.0	1	$1,727.7	5	$1,641.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $20.7 million and $8.3 million for 2014 and 2013, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $7.8 million and $4.2 million for 2014 and 2013, respectively.

(c)	N/M - not meaningful

		%		%
MWh Sales	2014	Change	2013	Change	2012
Retail MWh sales	(thousands)
Residential	8,971	—	8,999	1	8,930
Commercial	10,827	—	10,782	—	10,767
Industrial	3,200	2	3,132	(1)	3,174
Other retail MWh sales	117	(2)	118	(2)	121
Total retail	23,115	—	23,031	—	22,992
Wholesale MWh sales	7,587	21	6,283	—	6,283
Total MWh sales	30,702	5	29,314	—	29,275
Electric utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit, transmission availability, fuel costs, and requirements of other electric systems. Electric utility's revenues contain certain fuel recovery mechanisms as follows:

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

KCP&L's Missouri retail rates do not currently contain a fuel recovery mechanism, meaning that changes in fuel, purchased power and transmission costs will not be reflected in rates until new rates are authorized by the MPSC, creating a regulatory lag between the time costs change and when they are reflected in rates. Regulatory lag can be expected to have an adverse impact, which could be material, on Great Plains Energy's results of operations. KCP&L's retail rates in Missouri reflect a set level of non-firm wholesale electric sales margin. KCP&L does not recover any shortfall in non-firm wholesale electric sales margin from the level included in Missouri retail rates. KCP&L has requested a FAC as part of its Missouri rate case filed in October 2014. If authorized with new rates, the FAC for KCP&L in Missouri is anticipated to be effective on or around September 30, 2015.
Both KCP&L and GMO offer energy efficiency and demand side management programs to their Missouri retail customers under MEEIA and recover both program costs and throughput disincentive in retail rates. KCP&L recovers these items through a rider mechanism, with the difference between the amount collected and the actual program costs and throughput disincentive recorded as an increase to or reduction of retail revenues and is deferred as a regulatory asset or liability to be recovered from or refunded to KCP&L's Missouri retail customers. GMO recovers these items through base rates, with the difference between the amount collected and the actual program costs and throughput disincentive to be included as part of future GMO rate case proceedings.

Electric utility's gross margin increased $23.3 million in 2014 compared to 2013 primarily due to:

•	an estimated $14 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014;

•
a $16.0 million increase from energy efficiency programs under MEEIA consisting of $12.4 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $3.6 million for recovery of throughput disincentive; and

•	an estimated $4 million decrease due to unfavorable weather driven by a 6% decrease in cooling degree days.
Electric utility's gross margin increased $86.7 million in 2013 compared to 2012 due to:

•	an estimated $111 million increase primarily from new retail rates in Kansas effective January 1, 2013, and Missouri effective January 26, 2013;

•	an estimated $42 million increase driven by an increase in weather-normalized retail demand;

•	an estimated $4 million increase from the impact of an unplanned outage at Wolf Creek in the first quarter of 2012;

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

		%		%
	2014	Change	2013	Change	2012

CDD	1,266	(6)	1,345	(27)	1,839

HDD	5,666	2	5,561	38	4,028

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $40.8 million in 2014 compared to 2013 primarily due to:

•
a $6.0 million increase in Wolf Creek operating and maintenance expenses due to $8.7 million from a planned mid-cycle outage that began in March 2014 and concluded in May 2014, increased amortization of $3.4 million from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages, partially offset by $6.1 million of other decreases in operating and maintenance expenses;

•	a $12.4 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	an $8.3 million increase in transmission and distribution operating and maintenance expenses; and

•	a $10.4 million increase in general taxes due to increased property taxes.

Electric utility's other operating expenses increased $39.7 million in 2013 compared to 2012 primarily due to:

•	a $7.6 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	$8.3 million relating to costs for energy efficiency and demand side management programs under MEEIA;

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
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization expense increased $16.3 million in 2014 compared to 2013 due to capital additions. Electric utility's depreciation and amortization expense increased $17.4 million in 2013 compared to 2012 driven by higher depreciation rates for KCP&L as well as increased depreciation expense for other capital additions.
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
Electric Utility Interest Charges
Electric utility's interest charges decreased $7.5 million in 2014 compared to 2013 primarily due to:

•	a $1.6 million decrease from the remarketing of KCP&L's Series 1992, 1993A, 2007B EIRR bonds in April 2013 and Series 2008 EIRR bonds in July 2013 at lower interest rates;

•
a $2.3 million decrease in borrowing costs for short-term debt primarily driven by lower average commercial paper balances and interest rates in 2014 at GMO, as well as lower borrowing fees under KCP&L's and GMO's revolving credit facilities in 2014; and

•
a $1.2 million increase in the debt component of AFUDC resulting from a higher average construction work in progress balance in 2014 primarily due to environmental upgrades at KCP&L's La Cygne Station.

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
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $9.8 million in 2014 compared to 2013 primarily due to decreased pre-tax income. Electric utility's income tax expense increased $13.4 million in 2013 compared to 2012 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2014 compared to December 31, 2013)

•	Assets held for sale decreased $36.2 million to reflect the sale of KCP&L's and GMO's SPP-approved regional transmission projects to Transource Missouri, LLC in January 2014.

•	Great Plains Energy's construction work in progress increased $163.3 million primarily due to environmental upgrades at KCP&L's La Cygne Station.

•
Great Plains Energy's regulatory assets increased $184.9 million primarily due to an increase in pension and post-retirement benefit obligations driven by an actuarial loss due to longer mortality assumptions and a decrease in the discount rate assumption, and solar rebates paid to customers.

•	Great Plains Energy's commercial paper increased $250.1 million primarily due to borrowings at KCP&L for capital expenditures and pension funding contributions.

•
Great Plains Energy's deferred income taxes - deferred credits and other liabilities increased $124.9 million primarily due to an increase in temporary differences and changes in the projected utilization of net operating loss carryforwards, primarily driven by bonus depreciation.

•
Great Plains Energy's asset retirement obligations increased $37.1 million primarily due to an increase in the asset retirement obligation related to the decommissioning of Wolf Creek as a result of the updated Wolf Creek decommissioning cost study. See Note 7 to the consolidated financial statements for additional information.

•
Great Plains Energy's pension and post-retirement liability - deferred credits and other liabilities increased $148.1 million primarily due to an increase in benefit obligations driven by an actuarial loss due to longer mortality assumptions and a decrease in the discount rate assumption.

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
Great Plains Energy's liquid resources at December 31, 2014, consisted of $13.0 million of cash and cash equivalents on hand and $881.8 million of unused bank lines of credit.  The unused lines consisted of $196.0 million from Great Plains Energy's revolving credit facility, $239.0 million from KCP&L's credit facilities and $446.8 million from GMO's credit facilities.  See Note 10 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $78.6 million decrease in cash flows from operating activities for Great Plains Energy in 2014 compared to 2013 was primarily due to a $32.4 million decrease driven by changes in coal inventory levels, a $27.2 million decrease driven by the under recovery of costs subject to fuel recovery mechanisms where deferrals have exceeded recoveries and a $10.7 million decrease driven by an increase in solar rebates paid to customers.
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
Great Plains Energy's utility capital expenditures increased $104.7 million in 2014 compared to 2013 primarily due to an increase in cash utility capital expenditures related to infrastructure and system improvements at KCP&L offset by a decrease in expenditures related to environmental upgrades at KCP&L's La Cygne Station.
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
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities in 2014 reflect increased short-term borrowings at KCP&L primarily driven by capital expenditures and pension funding contributions.
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
As of February 25, 2015, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Stable	Stable
Corporate Credit Rating	-	BBB+
Preferred Stock	Ba1	BBB-
Senior Unsecured Debt	Baa2	BBB

KCP&L
Outlook	Stable	Stable
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Stable
Senior Unsecured Debt	Baa2	BBB+
Commercial Paper	P-2	A-2
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

In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) 1.75% over the prime rate or federal funds rate; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At December 31, 2014, there was $641.7 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At December 31, 2014, there was $750.0 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2014, KCP&L had an outstanding payable to GMO and GMO had an outstanding payable to Great Plains Energy under the money pool of $12.6 million and $3.3 million, respectively.
Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that became effective in March 2012. A new shelf registration statement is expected to be filed in the first quarter of 2015.
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
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that became effective in March 2012. A new shelf registration statement is expected to be filed in the first quarter of 2015.
In March 2013, KCP&L issued, at a discount, $300.0 million of 3.15% unsecured Senior Notes, maturing in 2023.
In April 2013, KCP&L remarketed the following series of EIRR bonds that were previously held by KCP&L:

•	secured Series 1993B EIRR bonds totaling $39.5 million at a fixed rate of 2.95% through maturity; and

•
unsecured Series 2007A-1 and 2007A-2 EIRR bonds totaling $10.0 million and $63.3 million, respectively, maturing in 2035 into one series: Series 2007A totaling $73.3 million at a variable rate that will be determined weekly.

Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.
Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding AFUDC to finance construction, were $773.7 million, $669.0 million and $610.2 million in 2014, 2013 and 2012, respectively. Utility capital expenditures represent a significant portion of Great Plains Energy's capital requirements. Utility capital expenditures projected for the next five years include improvements to generating, distribution and transmission facilities, software upgrades and expenditures for environmental projects at coal-fired power plants. Environmental in the table below includes costs at KCP&L's La Cygne Station to comply with the Best Available Retrofit Technology (BART) rule, costs at other coal-fired generating units to comply with the Mercury and Air Toxics Standards (MATS) rule and costs for compliance with the Clean Air Act and Clean Water Act based on proposed regulations or final regulations with implementation plans not yet finalized where the timing is uncertain. Great Plains Energy intends to meet these capital requirements with a combination of internally generated funds and proceeds from short-term and long-term debt.
Utility capital expenditures projected for the next five years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2015	2016	2017	2018	2019
	(millions)
Generating facilities	$245.2	$222.5	$204.8	$205.1	$203.2
Distribution and transmission facilities	260.1	229.6	201.0	203.0	222.9
General facilities	148.2	84.2	71.8	28.6	15.9
Nuclear fuel	20.0	21.0	44.4	21.2	23.5
Environmental	117.4	41.8	129.3	102.1	113.5
Total utility capital expenditures	$790.9	$599.1	$651.3	$560.0	$579.0
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
In 2014 and 2013, the Company contributed $66.2 million and $57.4 million to the pension plans, respectively, and in 2015 the Company expects to contribute $78.9 million to the plans to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2015 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $10.2 million under the provisions of these plans in 2015, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2015	2016	2017	2018	2019	After 2019	Total
Long-term debt	(millions)
Principal	$15.1	$1.1	$382.1	$351.1	$401.1	$2,352.1	$3,502.6
Interest	180.1	179.7	172.2	146.5	120.9	1,133.2	1,932.6
Lease commitments
Operating leases	14.2	10.0	9.7	9.7	9.0	129.5	182.1
Capital leases	0.4	0.4	0.4	0.4	0.4	4.0	6.0
Pension and other post-retirement plans (a)	89.1	89.1	89.1	89.1	89.1	(a)	445.5
Purchase commitments
Fuel	374.6	184.9	163.0	112.2	138.2	70.9	1,043.8
Power	47.3	47.3	47.3	47.3	47.3	556.8	793.3
Capacity	3.0	1.2	—	—	—	—	4.2
La Cygne environmental project	16.6	—	—	—	—	—	16.6
Non-regulated natural gas transportation	3.5	3.5	1.0	—	—	—	8.0
Other	44.8	31.1	10.0	12.8	12.0	44.2	154.9
Total contractual commitments (a)	$788.7	$548.3	$874.8	$769.1	$818.0	$4,290.7	$8,089.6

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2019 but the amounts are not yet determined. Amounts for years after 2015 are estimates based on information available in determining the amount for 2015. Actual amounts for years after 2015 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $0.5 million of net premiums on senior notes. Variable rate interest obligations are based on rates as of December 31, 2014.
Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.9 million in 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $6.1 million.
The Company expects to contribute $89.1 million to the pension and other post-retirement plans in 2015, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2019 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2015 are estimates based on information available in determining the amount for 2015. Actual amounts for years after 2015 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.5 million per year from 2015 to 2016, $1.3 million per year from 2017 to 2018 and $0.9 million for 2019.
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
Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2014, which do not have a definitive cash payout date and are not included in the table above.

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
At December 31, 2014, Great Plains Energy has provided $139.5 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2015 and 2016 and

•	Great Plains Energy guarantees of GMO long-term debt totaling $98.8 million, which includes debt with maturity dates ranging from 2015 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2014, GMO had no commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
At December 31, 2014, KCP&L had issued letters of credit totaling $2.7 million as credit support to certain counterparties that expire in 2015. KCP&L has issued $148.1 million of letters of credit as credit support for its variable rate EIRR Bond Series 2007A and B that expire in 2018.
At December 31, 2014, GMO had issued letters of credit totaling $3.2 million as credit support to certain counterparties that expire in 2015.
KCP&L has bond insurance policies for its EIRR Bond Series 2005 totaling $85.9 million. The insurance agreements between KCP&L and the issuers of the bond insurance policies provide for reimbursement by KCP&L for any amounts the insurers pay under the bond insurance policies. As the insurers' credit ratings are below KCP&L's credit ratings, the bonds are rated at KCP&L's credit ratings.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2014	2013
	(millions)
Operating revenues	$1,730.8	$1,671.4
Fuel	(364.9)	(383.0)
Purchased power	(107.8)	(62.4)
Transmission	(47.2)	(37.3)
Gross margin (a)	1,210.9	1,188.7
Other operating expenses	(646.9)	(627.9)
Depreciation and amortization	(213.9)	(198.3)
Operating income	350.1	362.5
Non-operating income and expenses	12.1	11.6
Interest charges	(124.1)	(125.3)
Income tax expense	(75.7)	(79.8)
Net income	$162.4	$169.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following tables summarize KCP&L's gross margin and MWhs sold.

		%
Gross Margin (a)	2014	Change(c)	2013
Retail revenues	(millions)
Residential	$620.6	—	$621.7
Commercial	705.4	1	698.5
Industrial	131.8	4	126.6
Other retail revenues	12.3	(4)	12.8
Kansas property tax surcharge	2.1	N/M	(1.3)
Energy efficiency (MEEIA)(b)	9.2	N/M	—
Fuel recovery mechanism	10.6	12	9.4
Total retail	1,492.0	2	1,467.7
Wholesale revenues	220.3	18	186.7
Other revenues	18.5	8	17.0
Operating revenues	1,730.8	4	1,671.4
Fuel	(364.9)	(5)	(383.0)
Purchased power	(107.8)	73	(62.4)
Transmission	(47.2)	26	(37.3)
Gross margin	$1,210.9	2	$1,188.7

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)	Consists of recovery of program costs of $6.3 million for 2014 that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $2.9 million for 2014.

(c)	N/M - not meaningful

		%
MWh Sales	2014	Change	2013
Retail MWh sales	(thousands)
Residential	5,394	(1)	5,428
Commercial	7,600	1	7,552
Industrial	1,841	3	1,784
Other retail MWh sales	85	(2)	87
Total retail	14,920	—	14,851
Wholesale MWh sales	7,552	11	6,832
Total MWh sales	22,472	4	21,683
KCP&L's gross margin increased $22.2 million in 2014 compared to 2013 primarily due to:

•	an estimated $12 million increase from new retail rates in Missouri effective January 26, 2013 and in Kansas effective July 25, 2014;

•
a $9.2 million increase from energy efficiency programs under MEEIA consisting of $6.3 million for recovery of program costs, which have a direct offset in utility operating and maintenance expense, and $2.9 million for recovery of throughput disincentive; and

•	an estimated $2 million decrease due to unfavorable weather driven by a 6% decrease in cooling degree days.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $19.0 million in 2014 compared to 2013 due to:

•
a $6.0 million increase in Wolf Creek operating and maintenance expenses due to $8.7 million from a planned mid-cycle outage that began in March 2014 and concluded in May 2014, increased amortization of

$3.4 million from a planned refueling outage that began in February 2013 and ended in April 2013, where costs are deferred and amortized between refueling outages, partially offset by $6.1 million of other decreases in operating and maintenance expenses;

•	a $6.3 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; and

•	a $7.1 million increase in general taxes due to increased property taxes.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $15.6 million in 2014 compared to 2013 due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $4.1 million in 2014 compared to 2013 due to decreased pre-tax income.
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
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2014, 4% and 6%, respectively, of Great Plains Energy's and KCP&L's long-term debt was variable rate debt. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 9% and 10%, respectively, at December 31, 2014.
Great Plains Energy had $4.0 million of notes payable outstanding at December 31, 2014. The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy's notes payable interest expense. Assuming that $4.0 million of notes payable was outstanding for all of 2015, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2015.

Great Plains Energy and KCP&L had $358.3 million of commercial paper outstanding at December 31, 2014. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming $358.3 million of commercial paper was outstanding for all of 2015 for Great Plains Energy and KCP&L, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2015. Assuming $358.3 million of commercial paper was outstanding for all of 2015 for Great Plains Energy and KCP&L, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $3.4 million for Great Plains Energy and KCP&L in 2015.
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
KCP&L's sales include the sale of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L continually evaluates its system requirements, the availability of generating units, the availability and cost of fuel supply, the availability and cost of purchased power and the requirements of other electric systems; therefore, the impact of the hypothetical amounts that follow could be significantly reduced depending on the system requirements and market prices at the time of the increases. A hypothetical 10% increase in the market price of power could result in a $0.3 million decrease in operating income for 2015 related to purchased power. In 2015, approximately 78% of KCP&L's net MWhs generated are expected to be coal-fired. KCP&L currently has approximately 95% of its coal requirements for 2015 under contract. A hypothetical 10% increase in the market price of coal could result in an approximate $2.1 million increase in fuel expense for 2015. KCP&L has also implemented price risk mitigation measures to reduce its exposure to high natural gas prices. A hypothetical 10% increase in natural gas and oil market prices could result in an immaterial increase in fuel expense for 2015. At December 31, 2014, KCP&L had no hedges for projected natural gas usage for generation requirements to serve KCP&L Missouri retail load and firm MWh sales. KCP&L's Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers. KCP&L's Missouri retail rates do not currently contain a fuel recovery mechanism, meaning that changes in fuel costs create a regulatory lag.
GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates. Most of the change in market prices for fuel and purchased power is recovered through the FAC, which mitigates GMO's commodity price exposure.
Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2014, was $7.8 million.

Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2014, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $5.9 million reduction in the value of the decommissioning trust funds at December 31, 2014. A hypothetical 10% decrease in equity prices would have resulted in a $13.7 million reduction in the fair value of the equity securities at December 31, 2014. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2014	2013	2012
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,568.2	$2,446.3	$2,309.9
Operating Expenses
Fuel	489.2	539.5	539.5
Purchased power	253.3	125.9	94.0
Transmission	74.7	53.2	35.4
Utility operating and maintenance expenses	701.9	671.4	647.3
Voluntary separation program	—	—	(4.3)
Depreciation and amortization	306.0	289.7	272.3
General taxes	204.6	194.4	179.3
Other	4.0	3.0	7.5
Total	2,033.7	1,877.1	1,771.0
Operating income	534.5	569.2	538.9
Non-operating income	25.0	18.4	7.3
Non-operating expenses	(12.5)	(9.6)	(20.5)
Interest charges	(188.5)	(198.4)	(220.8)
Income before income tax expense and loss from equity investments	358.5	379.6	304.9
Income tax expense	(115.7)	(129.2)	(104.6)
Loss from equity investments, net of income taxes	—	(0.2)	(0.4)
Net income	242.8	250.2	199.9
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$241.2	$248.6	$198.3

Average number of basic common shares outstanding	153.9	153.5	145.5
Average number of diluted common shares outstanding	154.1	153.7	147.2

Basic earnings per common share	$1.57	$1.62	$1.36
Diluted earnings per common share	$1.57	$1.62	$1.35
Comprehensive Income
Net income	$242.8	$250.2	$199.9
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	—	(0.1)
Reclassification to expenses, net of tax	8.0	11.6	12.6
Derivative hedging activity, net of tax	8.0	11.6	12.5
Defined benefit pension plans
Net gain (loss) arising during period	(3.0)	2.1	(2.3)
Income tax (expense) benefit	1.2	(0.9)	0.9
Net gain (loss) arising during period, net of tax	(1.8)	1.2	(1.4)
Amortization of net losses included in net periodic benefit costs, net of tax	0.4	0.3	0.3
Change in unrecognized pension expense, net of tax	(1.4)	1.5	(1.1)
Total other comprehensive income	6.6	13.1	11.4
Comprehensive income	$249.4	$263.3	$211.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$13.0	$10.6
Funds on deposit	1.2	0.8
Receivables, net	160.3	162.2
Accounts receivable pledged as collateral	171.0	175.0
Fuel inventories, at average cost	90.1	76.4
Materials and supplies, at average cost	152.7	152.3
Deferred refueling outage costs	12.5	29.5
Refundable income taxes	3.1	10.5
Deferred income taxes	78.1	80.3
Assets held for sale (Note 12)	—	36.2
Prepaid expenses and other assets	36.9	33.2
Total	718.9	767.0
Utility Plant, at Original Cost
Electric	12,128.7	11,575.3
Less - accumulated depreciation	4,828.3	4,628.4
Net utility plant in service	7,300.4	6,946.9
Construction work in progress	900.0	736.7
Nuclear fuel, net of amortization of $187.5 and $161.4	79.2	62.8
Total	8,279.6	7,746.4
Investments and Other Assets
Nuclear decommissioning trust fund	199.0	183.9
Regulatory assets	1,034.6	849.7
Goodwill	169.0	169.0
Other	74.6	79.4
Total	1,477.2	1,282.0
Total	$10,475.7	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$4.0	$9.0
Collateralized note payable	171.0	175.0
Commercial paper	358.3	108.2
Current maturities of long-term debt	15.1	1.1
Accounts payable	388.0	327.4
Accrued taxes	30.4	29.7
Accrued interest	41.3	45.4
Accrued compensation and benefits	35.2	47.3
Pension and post-retirement liability	2.8	3.2
Other	24.7	23.5
Total	1,070.8	769.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,089.7	964.8
Deferred tax credits	126.0	127.4
Asset retirement obligations	195.9	158.8
Pension and post-retirement liability	508.6	360.5
Regulatory liabilities	282.7	264.0
Other	88.9	121.0
Total	2,291.8	1,996.5
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,254,037 and 153,995,621 shares issued, stated value	2,639.3	2,631.1
Retained earnings	967.8	871.4
Treasury stock - 91,281 and 129,290 shares, at cost	(2.3)	(2.8)
Accumulated other comprehensive loss	(18.7)	(25.3)
Total	3,586.1	3,474.4
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,488.0	3,515.7
Total	7,113.1	7,029.1
Commitments and Contingencies (Note 15)
Total	$10,475.7	$9,795.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2014	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$242.8	$250.2	$199.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	306.0	289.7	272.3
Amortization of:
Nuclear fuel	26.1	22.8	24.7
Other	46.1	57.5	36.0
Deferred income taxes, net	125.8	134.0	121.2
Investment tax credit amortization	(1.4)	(1.7)	(2.4)
Loss from equity investments, net of income taxes	—	0.2	0.4
Other operating activities (Note 2)	(47.2)	24.1	11.7
Net cash from operating activities	698.2	776.8	663.8
Cash Flows from Investing Activities
Utility capital expenditures	(773.7)	(669.0)	(610.2)
Allowance for borrowed funds used during construction	(13.0)	(11.8)	(5.3)
Purchases of nuclear decommissioning trust investments	(27.5)	(73.5)	(24.2)
Proceeds from nuclear decommissioning trust investments	24.2	70.2	20.9
Proceeds from sale of transmission assets (Note 12)	37.7	—	—
Other investing activities	(27.5)	(21.7)	(19.6)
Net cash from investing activities	(779.8)	(705.8)	(638.4)
Cash Flows from Financing Activities
Issuance of common stock	4.8	4.9	293.0
Issuance of long-term debt	—	762.5	—
Issuance fees	(0.9)	(9.0)	(2.9)
Repayment of long-term debt	(13.4)	(265.3)	(513.8)
Net change in short-term borrowings	245.1	(424.9)	253.1
Net change in collateralized short-term borrowings	(4.0)	1.0	79.0
Dividends paid	(145.6)	(137.3)	(125.5)
Other financing activities	(2.0)	(1.6)	(5.2)
Net cash from financing activities	84.0	(69.7)	(22.3)
Net Change in Cash and Cash Equivalents	2.4	1.3	3.1
Cash and Cash Equivalents at Beginning of Year	10.6	9.3	6.2
Cash and Cash Equivalents at End of Year	$13.0	$10.6	$9.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity

Year Ended December 31	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	153,995,621	$2,631.1	153,779,806	$2,624.7	136,406,306	$2,330.6
Issuance of common stock	258,416	6.7	215,815	4.9	17,373,500	293.0
Equity compensation expense, net of forfeitures		0.5		0.4		0.3
Unearned Compensation
Issuance of restricted common stock		(2.1)		(1.8)		(3.3)
Forfeiture of restricted common stock		—		0.1		1.3
Compensation expense recognized		2.0		2.1		2.3
Other		1.1		0.7		0.5
Ending balance	154,254,037	2,639.3	153,995,621	2,631.1	153,779,806	2,624.7
Retained Earnings
Beginning balance		871.4		758.8		684.7
Net income attributable to Great Plains Energy		242.8		250.2		199.9
Loss on reissuance of treasury stock		—		—		(0.2)
Dividends:
Common stock ($0.935, $0.8825 and $0.855 per share)		(144.0)		(135.7)		(123.9)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.8)		(0.3)		(0.1)
Ending balance		967.8		871.4		758.8
Treasury Stock
Beginning balance	(129,290)	(2.8)	(250,236)	(5.1)	(264,567)	(5.6)
Treasury shares acquired	(85,744)	(2.2)	(73,201)	(1.6)	(164,454)	(3.3)
Treasury shares reissued	123,753	2.7	194,147	3.9	178,785	3.8
Ending balance	(91,281)	(2.3)	(129,290)	(2.8)	(250,236)	(5.1)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(25.3)		(38.4)		(49.8)
Derivative hedging activity, net of tax		8.0		11.6		12.5
Change in unrecognized pension expense, net of tax		(1.4)		1.5		(1.1)
Ending balance		(18.7)		(25.3)		(38.4)
Total Great Plains Energy Common Shareholders' Equity		$3,586.1		$3,474.4		$3,340.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2014	2013	2012
Operating Revenues	(millions)
Electric revenues	$1,730.8	$1,671.4	$1,579.9
Operating Expenses
Fuel	364.9	383.0	384.8
Purchased power	107.8	62.4	35.5
Transmission	47.2	37.3	24.0
Operating and maintenance expenses	489.1	475.9	460.1
Voluntary separation program	—	—	(4.3)
Depreciation and amortization	213.9	198.3	185.6
General taxes	159.1	152.0	145.5
Other	(1.3)	—	—
Total	1,380.7	1,308.9	1,231.2
Operating income	350.1	362.5	348.7
Non-operating income	20.4	16.3	4.4
Non-operating expenses	(8.3)	(4.7)	(8.6)
Interest charges	(124.1)	(125.3)	(127.6)
Income before income tax expense	238.1	248.8	216.9
Income tax expense	(75.7)	(79.8)	(75.3)
Net income	$162.4	$169.0	$141.6
Comprehensive Income
Net income	$162.4	$169.0	$141.6
Other comprehensive income
Derivative hedging activity
Loss on derivative hedging instruments	—	—	(0.1)
Reclassification to expenses, net of tax	5.3	5.6	5.7
Derivative hedging activity, net of tax	5.3	5.6	5.6
Total other comprehensive income	5.3	5.6	5.6
Comprehensive income	$167.7	$174.6	$147.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.7	$4.0
Funds on deposit	0.6	0.7
Receivables, net	128.9	129.2
Related party receivables	68.8	50.4
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	58.8	50.3
Materials and supplies, at average cost	110.1	109.0
Deferred refueling outage costs	12.5	29.5
Refundable income taxes	57.5	15.1
Deferred income taxes	5.0	—
Assets held for sale (Note 12)	—	4.7
Prepaid expenses and other assets	32.7	27.5
Total	587.6	530.4
Utility Plant, at Original Cost
Electric	8,737.3	8,274.9
Less - accumulated depreciation	3,658.7	3,518.3
Net utility plant in service	5,078.6	4,756.6
Construction work in progress	791.2	660.4
Nuclear fuel, net of amortization of $187.5 and $161.4	79.2	62.8
Total	5,949.0	5,479.8
Investments and Other Assets
Nuclear decommissioning trust fund	199.0	183.9
Regulatory assets	745.7	614.1
Other	29.5	31.0
Total	974.2	829.0
Total	$7,510.8	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2014	2013
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	358.3	93.2
Current maturities of long-term debt	14.0	—
Accounts payable	305.2	239.8
Related party payables	12.6	0.2
Accrued taxes	23.6	23.8
Accrued interest	29.0	29.1
Accrued compensation and benefits	35.2	47.3
Pension and post-retirement liability	1.5	1.9
Deferred income taxes	—	1.7
Other	12.4	13.0
Total	901.8	560.0
Deferred Credits and Other Liabilities
Deferred income taxes	1,016.9	922.1
Deferred tax credits	124.3	125.3
Asset retirement obligations	177.7	141.7
Pension and post-retirement liability	485.4	339.9
Regulatory liabilities	172.0	168.3
Other	59.2	90.4
Total	2,035.5	1,787.7
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	726.8	636.4
Accumulated other comprehensive loss	(14.9)	(20.2)
Total	2,275.0	2,179.3
Long-term debt (Note 11)	2,298.5	2,312.2
Total	4,573.5	4,491.5
Commitments and Contingencies (Note 15)
Total	$7,510.8	$6,839.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2014	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$162.4	$169.0	$141.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	213.9	198.3	185.6
Amortization of:
Nuclear fuel	26.1	22.8	24.7
Other	29.3	34.3	30.1
Deferred income taxes, net	88.4	92.1	60.2
Investment tax credit amortization	(1.0)	(1.1)	(1.8)
Other operating activities (Note 2)	(64.7)	(9.2)	27.9
Net cash from operating activities	454.4	506.2	468.3
Cash Flows from Investing Activities
Utility capital expenditures	(635.9)	(521.9)	(482.0)
Allowance for borrowed funds used during construction	(11.1)	(10.6)	(3.7)
Purchases of nuclear decommissioning trust investments	(27.5)	(73.5)	(24.2)
Proceeds from nuclear decommissioning trust investments	24.2	70.2	20.9
Proceeds from sale of transmission assets (Note 12)	4.7	—	—
Other investing activities	(15.2)	(12.4)	(11.7)
Net cash from investing activities	(660.8)	(548.2)	(500.7)
Cash Flows from Financing Activities
Issuance of long-term debt	—	412.5	—
Issuance fees	(0.4)	(5.7)	—
Repayment of long-term debt	—	(2.6)	(12.7)
Net change in short-term borrowings	265.1	(267.8)	134.0
Net change in collateralized short-term borrowings	—	—	15.0
Net money pool borrowings	12.4	(3.6)	(4.7)
Dividends paid to Great Plains Energy	(72.0)	(92.0)	(96.0)
Other	—	—	0.1
Net cash from financing activities	205.1	40.8	35.7
Net Change in Cash and Cash Equivalents	(1.3)	(1.2)	3.3
Cash and Cash Equivalents at Beginning of Year	4.0	5.2	1.9
Cash and Cash Equivalents at End of Year	$2.7	$4.0	$5.2
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		636.4		559.4		513.8
Net income		162.4		169.0		141.6
Dividends:
Common stock held by Great Plains Energy		(72.0)		(92.0)		(96.0)
Ending balance		726.8		636.4		559.4
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(20.2)		(25.8)		(31.4)
Derivative hedging activity, net of tax		5.3		5.6		5.6
Ending balance		(14.9)		(20.2)		(25.8)
Total Common Shareholder's Equity		$2,275.0		$2,179.3		$2,096.7
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
The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception. Great Plains Energy and KCP&L may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles. Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as cash flow hedges or non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. In addition, if a derivative instrument is designated as a cash flow hedge, Great Plains Energy and KCP&L document the method of determining hedge effectiveness and measuring ineffectiveness. See Note 19 for additional information regarding derivative financial instruments and hedging activities.
Great Plains Energy and KCP&L offset fair value amounts recognized for derivative instruments under master netting arrangements, which include rights to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable). Great Plains Energy and KCP&L classify cash flows from derivative instruments accounted for as a cash flow hedge in the same category as the cash flows from the items being hedged.
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
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually and averaged 5.7% in 2014, 6.1% in 2013 and 2.0% in 2012 for KCP&L. The rates used to compute gross AFUDC for GMO averaged 6.1% in 2014, 2.1% in 2013 and 2.4% in 2012.

Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2014	2013
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$7,169.6	$6,874.6
Transmission (15 - 70 years)	821.9	794.0
Distribution (8 - 66 years)	3,311.6	3,149.4
General (5 - 50 years)	825.6	757.3
Total (a)	$12,128.7	$11,575.3
(a) Includes $127.9 million and $107.8 million at December 31, 2014 and 2013, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2014	2013
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$5,554.3	$5,288.3
Transmission (15 - 70 years)	448.9	433.7
Distribution (8 - 55 years)	2,089.0	1,970.2
General (5 - 50 years)	645.1	582.7
Total (a)	$8,737.3	$8,274.9
(a) Includes $72.4 million and $54.1 million at December 31, 2014 and 2013, respectively, of land and other assets that are not depreciated.
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
Great Plains Energy's depreciation expense was $277.9 million, $265.4 million and $251.4 million for 2014, 2013 and 2012, respectively. KCP&L's depreciation expense was $189.7 million, $179.2 million and $168.0 million for 2014, 2013 and 2012, respectively.
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
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of income. KCP&L's gross receipts taxes collected from Missouri customers were $60.4 million, $58.9 million and $55.8 million in 2014, 2013 and 2012, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of income.
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
Basic and Diluted Earnings per Common Share Calculation
To determine basic earnings per common share (EPS), preferred stock dividend requirements are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares, restricted stock and Equity Units. Great Plains Energy settled the Equity Units in June 2012.
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2014	2013	2012
Income	(millions, except per share amounts)
Net income	$242.8	$250.2	$199.9
Less: preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$241.2	$248.6	$198.3
Common Shares Outstanding
Average number of common shares outstanding	153.9	153.5	145.5
Add: effect of dilutive securities	0.2	0.2	1.7
Diluted average number of common shares outstanding	154.1	153.7	147.2
Basic EPS	$1.57	$1.62	$1.36
Diluted EPS	$1.57	$1.62	$1.35
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	2014	2013	2012
Performance shares	482,987	548,242	—
Restricted stock shares	3,287	2,228	3,781
Dividends Declared
In February 2015, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.245 per share on Great Plains Energy's common stock.  The common dividend is payable March 20, 2015, to shareholders of record as of February 27, 2015.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable June 1, 2015, to shareholders of record as of May 8, 2015.

New Accounting Standards
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for the Companies on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures. The Companies have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2014	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$3.0	$(7.1)	$76.8
Accounts receivable pledged as collateral	4.0	(1.0)	(79.0)
Fuel inventories	(13.7)	18.7	(6.1)
Materials and supplies	(0.4)	(1.0)	(11.0)
Accounts payable	15.2	26.4	57.3
Accrued taxes	8.3	2.2	(7.8)
Accrued interest	(4.1)	3.9	(35.2)
Deferred refueling outage costs	17.0	(17.6)	15.6
Pension and post-retirement benefit obligations	25.5	31.3	14.4
Allowance for equity funds used during construction	(18.0)	(14.1)	(1.3)
Fuel recovery mechanism	(28.5)	(1.3)	22.5
Solar rebates paid	(43.2)	(32.5)	(15.9)
Uncertain tax positions	(9.0)	(0.8)	(4.7)
Other	(3.3)	17.0	(13.9)
Total other operating activities	$(47.2)	$24.1	$11.7
Cash paid during the period:
Interest	$174.8	$170.8	$247.9
Income taxes	$—	$—	$3.3
Non-cash investing activities:
Liabilities accrued for capital expenditures	$57.4	$48.1	$57.5

KCP&L Other Operating Activities
Year Ended December 31	2014	2013	2012
Cash flows affected by changes in:	(millions)
Receivables	$(18.1)	$(12.6)	$8.8
Accounts receivable pledged as collateral	—	—	(15.0)
Fuel inventories	(8.5)	13.3	(4.6)
Materials and supplies	(1.1)	1.1	(9.0)
Accounts payable	20.4	7.3	48.3
Accrued taxes	(42.5)	(3.7)	(2.0)
Accrued interest	(0.1)	1.4	(2.3)
Deferred refueling outage costs	17.0	(17.6)	15.6
Pension and post-retirement benefit obligations	26.9	35.7	18.0
Allowance for equity funds used during construction	(16.0)	(14.1)	(1.3)
Fuel recovery mechanism	(2.2)	(1.8)	5.1
Solar rebates paid	(17.3)	(8.2)	(5.8)
Uncertain tax positions	—	(10.5)	1.8
Other	(23.2)	0.5	(29.7)
Total other operating activities	$(64.7)	$(9.2)	$27.9
Cash paid during the period:
Interest	$112.1	$111.7	$118.0
Income taxes	$30.2	$4.6	$18.0
Non-cash investing activities:
Liabilities accrued for capital expenditures	$48.8	$40.5	$48.4
3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2014	2013
Great Plains Energy	(millions)
Customer accounts receivable - billed	$1.1	$1.5
Customer accounts receivable - unbilled	75.3	74.6
Allowance for doubtful accounts - customer accounts receivable	(2.8)	(2.5)
Other receivables	86.7	88.6
Total	$160.3	$162.2
KCP&L
Customer accounts receivable - billed	$0.6	$1.3
Customer accounts receivable - unbilled	49.7	51.2
Allowance for doubtful accounts - customer accounts receivable	(1.2)	(1.1)
Other receivables	79.8	77.8
Total	$128.9	$129.2
Great Plains Energy's and KCP&L's other receivables at December 31, 2014 and 2013 consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor.  Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2014 and 2013, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $171.0 million and $175.0 million, respectively.  At December 31, 2014 and 2013, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and receive annual servicing fees of 1.5% and 1.25%, respectively, of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2015 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2015 and allows for $65 million in aggregate outstanding principal from mid-November 2014 through mid-June 2015 and then increases to $80 million through September 2015.
Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,595.8)	$1,595.8	$—	$(816.3)	$816.3	$—
Gain (loss) on sale of accounts receivable (a)	(20.2)	20.2	—	(10.3)	10.4	0.1
Servicing fees received (paid)	2.6	(2.6)	—	1.2	(1.2)	—
Fees paid to outside investor	—	(1.1)	(1.1)	—	(0.6)	(1.7)
Cash from customers (transferred) received	(1,608.3)	1,608.3	—	(823.5)	823.5	—
Cash received from (paid for) receivables purchased	1,588.1	(1,588.1)	—	813.1	(813.1)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—

2013	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,517.2)	$1,517.2	$—	$(834.7)	$834.7	$—
Gain (loss) on sale of accounts receivable (a)	(19.2)	19.1	(0.1)	(10.6)	10.5	(0.2)
Servicing fees received (paid)	2.6	(2.6)	—	1.4	(1.4)	—
Fees paid to outside investor	—	(1.2)	(1.2)	—	(0.7)	(1.9)
Cash from customers (transferred) received	(1,516.2)	1,516.2	—	(830.9)	830.9	—
Cash received from (paid for) receivables purchased	1,497.2	(1,497.2)	—	820.5	(820.5)	—
Interest on intercompany note received (paid)	0.3	(0.3)	—	0.1	(0.1)	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek paid the DOE a quarterly fee of one-tenth of a cent for each kilowatt hour (kWh) of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  KCP&L's 47% share of these costs were charged to fuel expense. The Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE seeking the suspension of this fee. In January 2014, the DOE submitted a proposal to Congress to set the fee at zero, which became effective May 16, 2014.

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

	KCC	MPSC
	(millions)
Current cost of decommissioning (in 2014 dollars)
Total Station	$765.1	$765.1
KCP&L's 47% Share	359.6	359.6

Future cost of decommissioning (in 2045-2053 dollars) (a)
Total Station	$2,201.5	$2,253.1
KCP&L's 47% Share	1,034.7	1,059.0

Annual escalation factor	3.15%	3.22%
Annual return on trust assets (b)	6.15%	5.68%
(a) Total future cost over an eight year decommissioning period
(b) The 6.15% and 5.68% rate of return for KCC and MPSC, respectively, is through 2025. The rates then systematically decrease through 2053 to 0.72% and 2.22% for KCC and MPSC, respectively, based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.
See Note 7 for information regarding the asset retirement obligation to decommission Wolf Creek.

Nuclear Decommissioning Trust Fund
In 2014 and 2013, KCP&L contributed approximately $3.3 million to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers'
rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2014	2013
Decommissioning Trust	(millions)
Beginning balance January 1	$183.9	$154.7
Contributions	3.3	3.3
Earned income, net of fees	3.6	2.7
Net realized gains	0.4	1.7
Net unrealized gains	7.8	21.5
Ending balance December 31	$199.0	$183.9

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2014				2013
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$87.2	$50.6	$(0.7)	$137.1	$83.7	$44.6	$(0.6)	$127.7
Debt securities	55.4	3.8	(0.1)	59.1	51.0	2.5	(0.7)	52.8
Other	2.8	—	—	2.8	3.4	—	—	3.4
Total	$145.4	$54.4	$(0.8)	$199.0	$138.1	$47.1	$(1.3)	$183.9
The weighted average maturity of debt securities held by the trust at December 31, 2014, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2014	2013	2012
	(millions)
Realized gains	$1.4	$2.4	$1.7
Realized losses	(1.0)	(0.7)	(0.7)
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
Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $39.3 million ($18.5 million, KCP&L's 47% share) per policy year.
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
KCP&L Kansas Rate Case Proceedings
In January 2015, KCP&L filed an application with the KCC to request an increase to its retail revenues of $67.3 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.48%. The request includes costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. If approved, new rates are anticipated to be effective on or around October 1, 2015.

In September 2014, KCC issued an order approving KCP&L to use budget amounts for its Kansas jurisdictional portion of costs to install environmental upgrades at the La Cygne Station in determining its request for new retail rates in this general rate case. KCP&L is also allowed to defer to a regulatory asset the Kansas jurisdictional portion of depreciation for the La Cygne project from the time the project is placed into service until the date new retail rates become effective in this Kansas general rate case. The La Cygne project is expected to be in-service by June 2015.

KCP&L Missouri Rate Case Proceedings
In October 2014, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $120.9 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.36%. The request includes recovery of increased transmission and property tax expenses, costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. KCP&L also requested authorization to implement a Fuel Adjustment Clause (FAC). If approved, new rates are anticipated to be effective on or around September 30, 2015.

In January 2015, the MPSC issued an order approving KCP&L's continued use of construction accounting for its project to install environmental upgrades at the La Cygne Station. Construction accounting would defer to a regulatory asset KCP&L's Missouri jurisdictional portion of carrying costs (interest) and depreciation expense on the project from the time the project is placed into service until the date new retail rates become effective. The La Cygne project is expected to be in-service by June 2015.
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

Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2014					2013
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$107.1		$26.3		$133.4	$111.0	$25.4	$136.4
Loss on reacquired debt	8.1	(a)	2.8	(a)	10.9	7.1	1.5	8.6
Cost of removal	2.8		—		2.8	1.0	—	1.0
Asset retirement obligations	38.1		17.2		55.3	34.8	16.0	50.8
Pension and post-retirement costs	430.5	(b)	95.4	(b)	525.9	310.0	91.2	401.2
Deferred customer programs	50.8	(c)	18.8	(d)	69.6	50.2	21.8	72.0
Rate case expenses	1.4	(e)	0.1		1.5	3.6	0.6	4.2
Fuel recovery mechanism	13.0	(e)	41.0	(e)	54.0	10.8	12.8	23.6
Acquisition transition costs	7.0	(f)	6.6	(f)	13.6	12.9	11.0	23.9
Derivative instruments	0.2	(g)	2.6	(g)	2.8	—	—	—
Iatan No. 1 and common facilities depreciation and carrying costs	14.7	(h)	5.5	(h)	20.2	15.3	5.7	21.0
Iatan No. 2 construction accounting costs	28.1	(i)	15.3	(i)	43.4	29.3	16.0	45.3
Kansas property tax surcharge	6.1	(e)	—		6.1	4.0	—	4.0
Solar rebates	29.1	(e)	56.9	(e)	86.0	13.0	32.3	45.3
Voluntary separation program	2.5	(j)	—		2.5	3.4	—	3.4
Other	6.2	(e)	0.4	(e)	6.6	7.7	1.3	9.0
Total	$745.7		$288.9		$1,034.6	$614.1	$235.6	$849.7
Regulatory Liabilities
Emission allowances	$70.1		$—		$70.1	$74.0	$—	$74.0
Asset retirement obligations	93.9		—		93.9	86.2	—	86.2
Cost of removal	—		69.7	(k)	69.7	—	68.1	68.1
Other	8.0		41.0		49.0	8.1	27.6	35.7
Total	$172.0		$110.7		$282.7	$168.3	$95.7	$264.0
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $408.1 million and $55.7 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $22.0 million not included in rate base and amortized over various periods.
(d) $2.2 million not included in rate base and amortized over various periods.
(e) Not included in rate base and amortized over various periods.
(f) Not included in rate base and amortized through 2016.
(g) Represents fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in the income statement and included in fuel recovery mechanisms.
(h) Included in rate base and amortized through 2038.
(i) Included in rate base and amortized through 2058.
(j) Not included in rate base and amortized through 2017.
(k) Estimated cumulative net provision for future removal costs.

6. GOODWILL AND INTANGIBLE ASSETS
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2014. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit substantially exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
Great Plains Energy's and KCP&L's intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$300.2	$(190.9)	$255.4	$(169.9)
Asset improvements	27.4	(5.5)	26.5	(4.9)

KCP&L
Computer software	$277.9	$(175.5)	$231.2	$(156.5)
Asset improvements	12.2	(1.3)	11.2	(1.1)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2014	2013
	(millions)
Great Plains Energy	$21.6	$17.6
KCP&L	19.2	14.3
The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2015 through 2019 for the intangible assets included in the consolidated balance sheets at December 31, 2014.

	2015	2016	2017	2018	2019
	(millions)
Great Plains Energy	$24.2	$19.0	$15.0	$12.1	$9.2
KCP&L	21.8	16.1	13.9	11.7	8.8
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
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2014	2013	2014	2013
	(millions)
Beginning balance	$158.8	$149.3	$141.7	$133.2
Revision in timing and/or estimates - Wolf Creek	23.9	—	23.9	—
Revision in timing and/or estimates - other	2.9	—	2.9	—
Accretion	10.3	9.5	9.2	8.5
Ending balance	$195.9	$158.8	$177.7	$141.7
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
In 2014, 2013 and 2012, Great Plains Energy incurred pension settlement charges of $8.5 million, $4.9 million and $0.8 million, respectively, as a result of accelerated pension distributions.

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

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1	$1,007.4	$1,130.5	$160.5	$186.5
Service cost	36.7	41.2	3.7	4.4
Interest cost	50.1	47.2	7.9	7.7
Contribution by participants	—	—	6.8	6.2
Amendments	—	0.3	—	(6.0)
Actuarial (gain) loss	181.1	(118.4)	(0.3)	(26.1)
Benefits paid	(49.0)	(52.9)	(13.4)	(12.2)
Settlements	(39.5)	(40.5)	—	—
PBO at December 31	$1,186.8	$1,007.4	$165.2	$160.5
Change in plan assets
Fair value of plan assets at January 1	$703.0	$666.4	$101.2	$90.3
Actual return on plan assets	47.2	70.9	4.1	(2.0)
Contributions by employer and participants	66.2	57.4	18.6	25.0
Benefits paid	(46.9)	(51.2)	(13.3)	(12.1)
Settlements	(39.5)	(40.5)	—	—
Fair value of plan assets at December 31	$730.0	$703.0	$110.6	$101.2
Funded status at December 31	$(456.8)	$(304.4)	$(54.6)	$(59.3)
Amounts recognized in the consolidated balance sheets
Current pension and other post-retirement liability	$(1.9)	$(2.3)	$(0.9)	$(0.9)
Noncurrent pension liability and other post-retirement liability	(454.9)	(302.1)	(53.7)	(58.4)
Net amount recognized before regulatory treatment	(456.8)	(304.4)	(54.6)	(59.3)
Accumulated OCI or regulatory asset/liability	500.5	368.3	26.1	35.3
Net amount recognized at December 31	$43.7	$63.9	$(28.5)	$(24.0)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial loss	$273.5	$147.7	$17.5	$19.2
Prior service cost	4.7	5.6	13.5	16.6
Transition obligation	—	—	0.2	0.4
Other	222.3	215.0	(5.1)	(0.9)
Net amount recognized at December 31	$500.5	$368.3	$26.1	$35.3

	Pension Benefits			Other Benefits
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit costs	(millions)
Service cost	$36.7	$41.2	$35.4	$3.7	$4.4	$3.3
Interest cost	50.1	47.2	48.9	7.9	7.7	7.8
Expected return on plan assets	(50.2)	(47.1)	(42.9)	(2.6)	(2.0)	(1.8)
Prior service cost	0.9	2.0	4.5	3.1	7.2	7.1
Recognized net actuarial (gain) loss	50.0	54.3	44.5	(0.1)	1.7	(0.2)
Transition obligation	—	—	—	0.2	0.2	1.1
Settlement charges	8.5	4.9	0.8	—	—	—
Net periodic benefit costs before regulatory adjustment	96.0	102.5	91.2	12.2	19.2	17.3
Regulatory adjustment	(11.3)	(16.8)	(15.5)	4.3	(2.4)	1.5
Net periodic benefit costs	84.7	85.7	75.7	16.5	16.8	18.8
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	175.8	(147.0)	97.9	(1.8)	(22.1)	27.1
Amortization of gain (loss)	(50.0)	(54.3)	(44.5)	0.1	(1.7)	0.2
Prior service cost	—	0.3	1.1	—	(6.0)	—
Amortization of prior service cost	(0.9)	(2.0)	(4.5)	(3.1)	(7.2)	(7.1)
Amortization of transition obligation	—	—	—	(0.2)	(0.2)	(1.1)
Other regulatory activity	7.3	11.8	17.7	(4.2)	2.1	(1.2)
Total recognized in OCI or regulatory asset/liability	132.2	(191.2)	67.7	(9.2)	(35.1)	17.9
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$216.9	$(105.5)	$143.4	$7.3	$(18.3)	$36.7
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2015 are $0.8 million and $51.4 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated prior service cost, net loss and transition costs for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2015 are $3.1 million, $0.2 million and $0.2 million, respectively.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $1,036.8 million and $889.2 million at December 31, 2014 and 2013, respectively. Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following table.

	2014	2013
Pension plans with the PBO in excess of plan assets	(millions)
Projected benefit obligation	$1,186.8	$1,007.4
Fair value of plan assets	730.0	703.0
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,036.8	$889.2
Fair value of plan assets	730.0	703.0
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$165.2	$160.5
Fair value of plan assets	110.6	101.2

The GMO Supplemental Executive Retirement Plan (SERP) is reflected as an unfunded ABO of $24.2 million. Great Plains Energy has approximately $17.5 million of assets in a non-qualified trust for this plan as of December 31, 2014, and expects to fund future benefit payments from these assets.
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

Weighted-average assumptions used to determine the benefit obligation at December 31	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate	4.22%	5.03%	4.14%	4.92%
Rate of compensation increase	3.62%	3.69%	3.50%	3.50%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2014	2013	2014		2013
Discount rate	5.03%	4.17%	4.92%		4.13%
Expected long-term return on plan assets	7.24%	7.24%	2.70%	*	2.62%	*
Rate of compensation increase	3.69%	3.69%	3.50%		3.50%
*after tax
As of December 31, 2014, Great Plains Energy adopted a new mortality table published by the Society of Actuaries in October 2014 which reflected longer expected lives for plan participants. This longer mortality assumption, in addition to the decrease in discount rate assumptions from 2013 to 2014, were the primary causes of the $181.1 million actuarial loss increase in the projected benefit obligation for pension benefits in 2014.
Great Plains Energy expects to contribute $78.9 million to the pension plans in 2015 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $10.2 million to other post-retirement benefit plans in 2015, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2024.

	Pension Benefits	Other Benefits
	(millions)
2015	$76.5	$7.5
2016	74.9	8.1
2017	76.7	8.6
2018	78.2	9.0
2019	80.2	9.4
2020-2024	420.6	49.7

Pension plan assets are managed in accordance with prudent investor guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 33% U.S. large cap and small cap equity securities, 20% international equity securities, 35% fixed income securities, 7% real estate, 1% commodities and 4% hedge funds. Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.
The fair values of Great Plains Energy's pension plan assets at December 31, 2014 and 2013, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$235.2	$203.6	$31.6	$—
International (b)	147.3	108.4	38.9	—
Real estate (c)	38.9	7.7	6.3	24.9
Commodities (d)	5.9	—	5.9	—
Fixed income securities
Fixed income funds (e)	66.1	22.3	43.8	—
U.S. Treasury	44.2	44.2	—	—
U.S. Agency, state and local obligations	21.0	—	21.0	—
U.S. corporate bonds (f)	109.0	—	109.0	—
Foreign corporate bonds	13.6	—	13.6	—
Hedge funds (g)	24.1	—	—	24.1
Cash equivalents	16.7	16.7	—	—
Other	8.0	—	8.0	—
Total	$730.0	$402.9	$278.1	$49.0

		Fair Value Measurements Using
Description	December 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Pension Plans
Equity securities
U.S. (a)	$193.7	$80.5	$113.2	$—
International (b)	167.1	39.9	127.2	—
Real estate (c)	49.1	—	5.4	43.7
Commodities (d)	34.8	—	34.8	—
Fixed income securities
Fixed income funds (e)	181.3	27.1	154.2	—
U.S. Treasury	2.6	2.6	—	—
U.S. Agency, state and local obligations	17.1	—	17.1	—
U.S. corporate bonds (f)	25.6	—	25.6	—
Foreign corporate bonds	2.3	—	2.3	—
Hedge funds (g)	23.1	—	—	23.1
Cash equivalents	3.0	3.0	—	—
Other	3.3	—	3.3	—
Total	$703.0	$153.1	$483.1	$66.8
(a) At December 31, 2014 and 2013, this category is comprised of $78.1 million and $80.5 million, respectively, of traded mutual funds valued at daily listed prices and $31.6 million and $113.2 million, respectively, of institutional common/collective trust funds valued at Net Asset Value (NAV) per share. At December 31, 2014, this category also included $125.5 million of traded common stocks and exchange traded funds.
(b) At December 31, 2014 and 2013, this category is comprised of $38.6 million and $39.9 million, respectively, of traded mutual funds valued at daily listed prices and $38.6 million and $127.2 million, respectively, of institutional common/collective trust funds valued at daily NAV per share. At December 31, 2014, this category also included $70.1 million of traded American depository receipts, global depository receipts and ordinary shares.
(c) At December 31, 2014 and 2013, this category is comprised of $7.7 million and none, respectively, of traded real estate investment trusts, $12.7 million and $32.6 million, respectively, of institutional common/collective trust funds and $18.5 million and $16.5 million, respectively, of a limited partnership valued at NAV on a quarterly basis.
(d) This category is comprised of institutional common/collective trust funds valued at daily NAV per share.
(e) At December 31, 2014 and 2013, this category is comprised of $22.3 million and $27.1 million, respectively, of traded mutual funds valued at daily listed prices and $43.8 million and $154.2 million, respectively, of institutional common/collective trust funds valued at daily NAV per share.
(f) At December 31, 2014 and 2013, this category is comprised of $100.3 million and $20.1 million, respectively, of corporate bonds, $4.0 million and $3.6 million, respectively, of collateralized mortgage obligations and $4.7 million and $1.9 million, respectively, of other asset-backed securities.
(g) This category is comprised of closely-held limited partnerships valued at NAV on a quarterly basis.

The following tables reconcile the beginning and ending balances for all level 3 pension plan assets measured at fair value on a recurring basis for 2014 and 2013.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Total
	(millions)
Balance January 1, 2014	$43.7	$23.1	$66.8
Actual return on plan assets
Relating to assets still held	3.1	1.0	4.1
Relating to assets sold	1.2	—	1.2
Purchase, sales and settlements, net	(23.1)	—	(23.1)
Balance December 31, 2014	$24.9	$24.1	$49.0

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Real Estate	Hedge Funds	Total
	(millions)
Balance January 1, 2013	$38.4	$21.6	$60.0
Actual return on plan assets
Relating to assets still held	4.6	1.5	6.1
Purchase, sales and settlements, net	0.7	—	0.7
Balance December 31, 2013	$43.7	$23.1	$66.8
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

The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2014 and 2013, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$3.2	$3.2	$—	$—
Fixed income securities
Fixed income fund (a)	73.0	0.2	72.8	—
U.S. Treasury	2.7	2.7	—	—
U.S. Agency, state and local obligations	4.9	—	4.9	—
U.S. corporate bonds (b)	13.0	—	13.0	—
Foreign corporate bonds	1.5	—	1.5	—
Cash equivalents	10.4	10.4	—	—
Other	1.9	—	1.9	—
Total	$110.6	$16.5	$94.1	$—

		Fair Value Measurements Using
Description	December 31 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(millions)
Other Post-Retirement Benefit Plans
Equity securities	$2.2	$2.2	$—	$—
Fixed income securities
Fixed income fund (a)	74.6	0.2	74.4	—
U.S. Treasury	1.5	1.5	—	—
U.S. Agency, state and local obligations	4.4	—	4.4	—
U.S. corporate bonds (b)	8.6	—	8.6	—
Foreign corporate bonds	1.0	—	1.0	—
Cash equivalents	8.6	8.6	—	—
Other	0.3	—	0.3	—
Total	$101.2	$12.5	$88.7	$—
(a) At December 31, 2014 and 2013, this category is comprised of $72.8 million and $74.4 million, respectively, of an institutional common/collective trust fund valued at daily NAV per share and $0.2 million of traded mutual funds valued at daily listed prices.
(b) At December 31, 2014 and 2013, this category is comprised of $10.3 million and $7.1 million, respectively, of corporate bonds, $0.8 million and $0.3 million, respectively, of collateralized mortgage obligations and $1.9 million and $1.2 million, respectively, of other asset-backed securities.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for both 2014 and 2015 was 7.0%, with the rate declining through 2025 to the ultimate cost trend rate of 4.5%. The health care plan requires retirees to make monthly contributions on behalf of themselves and their dependents in an amount determined by Great Plains Energy.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2014, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.9	$(1.1)
Effect on post-retirement benefit obligation	7.4	(6.1)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $9.7 million in 2014, $9.6 million in 2013, and $9.2 million in 2012. KCP&L's annual cost of the plans was approximately $7.1 million in 2014, $7.0 million in 2013, and $6.7 million in 2012.
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
9. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants for the withholding of taxes and held in treasury, or both, and does not expect to repurchase common shares during 2015 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2014	2013	2012
Great Plains Energy	(millions)
Equity compensation expense	$9.9	$5.6	$3.3
Income tax benefit	3.6	1.9	1.4
KCP&L
Equity compensation expense	$6.9	$4.0	$2.3
Income tax benefit	2.4	1.3	1.0
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
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2014, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.56%, and 0.63%, respectively.
Performance share activity is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2014	430,009	$23.52
Granted	214,946	28.78
Earned	(107,741)	26.14
Forfeited	(2,927)	25.73
Performance adjustment	(271)
Ending balance December 31, 2014	534,016	25.11
* weighted-average
At December 31, 2014, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $28.78, $24.17 and $19.37 in 2014, 2013 and 2012, respectively. At December 31, 2014, there was $8.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $2.8 million in 2014 and $2.4 million in 2013. There were no performance shares earned and paid in 2012.
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

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2014	288,537	$20.18
Granted and issued	81,290	25.70
Vested	(101,174)	18.96
Forfeited	(1,263)	24.16
Ending balance December 31, 2014	267,390	22.31
* weighted-average
At December 31, 2014, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $25.70, $22.47 and $19.75 in 2014, 2013 and 2012, respectively.  At December 31, 2014, there was $2.3 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $1.9 million, $1.2 million and $3.3 million in 2014, 2013 and 2012, respectively.
Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy's common stock as part of their annual retainer. Each director may elect to defer receipt of their shares until the end of January in the year after they leave the Board or such other time as elected by each director. Director Deferred Share Units have a value equal to the market value of Great Plains Energy's common stock on the grant date with accruing dividends. Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date. The total fair value of shares of Director Deferred Share Units issued was insignificant for 2014 and 2013. Director Deferred Share Units activity is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance January 1, 2014	90,120	$20.94
Issued	20,621	26.53
Ending balance December 31, 2014	110,741	21.98
* weighted-average
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
In December 2014, Great Plains Energy entered into an amendment to its $200 million revolving credit facility with a group of banks to extend the term to October 2019 from October 2018.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2014, Great Plains Energy was in compliance with this covenant.  At December 31, 2014, Great Plains Energy had $4.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.  At December 31, 2013, Great Plains Energy had $9.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
In December 2014, KCP&L entered into an amendment to its $600 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to October 2019 from October 2018.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2014, KCP&L was in compliance with this covenant.  At December 31, 2014, KCP&L had $358.3 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, KCP&L had $93.2 million of commercial paper outstanding at a weighted-average interest rate of 0.29%, had issued letters of credit totaling $3.8 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
In December 2014, GMO entered into an amendment to its $450 million revolving credit facility with a group of banks that provides support for its issuance of commercial paper and other general corporate purposes to extend the term to October 2019 from October 2018.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2014, GMO was in compliance with this covenant.  At December 31, 2014, GMO had no commercial paper outstanding, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2013, GMO had $15.0 million of commercial paper outstanding at a weighted-average interest rate of 0.66%, had issued letters of credit totaling $16.4 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2014	2013
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds(a)	2015-2035	$146.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.05% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(14.0)	—
Unamortized discount		(3.8)	(4.1)
Total KCP&L excluding current maturities		2,298.5	2,312.2
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2015-2021	7.9	9.0
GMO Pollution Control Bonds
Wamego Series 1996		—	7.3
State Environmental 1993		—	5.0
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.3	4.9
Total Great Plains Energy excluding current maturities		$3,488.0	$3,515.7

(a)	Weighted-average interest rates at December 31, 2014

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2014	2013	2012
	(millions)
KCP&L	$3.0	$3.2	$2.9
Other Great Plains Energy	1.8	2.5	2.6
Total Great Plains Energy	$4.8	$5.7	$5.5
KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture). The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant. Mortgage bonds totaling $596.4 million were outstanding at December 31, 2014 and 2013.
KCP&L Municipal Bond Insurance Policies
KCP&L's secured and unsecured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds totaling $35.9 million and $50.0 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2014, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured Series 2005 EIRR bonds also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on substantially all of GMO's St. Joseph Light & Power division utility plant. Mortgage bonds totaling $7.9 million and $9.0 million, respectively, were outstanding at December 31, 2014 and 2013.
GMO Pollution Control Bonds
In January 2014, GMO made an early repayment of its $7.3 million Wamego Series 1996 and $5.0 million State Environmental 1993 tax-exempt bonds.
GMO Senior Notes
Under the terms of the note purchase agreement for GMO's Series A, B and C senior notes, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2014, GMO was in compliance with these covenants.

Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2015	2016	2017	2018	2019
	(millions)
Great Plains Energy	$15.1	$1.1	$382.1	$351.1	$401.1
KCP&L	14.0	—	281.0	350.0	400.0
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

13. COMMON SHAREHOLDERS' EQUITY
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the Securities and Exchange Commission (SEC) that became effective in March 2012. A new shelf registration statement is expected to be filed in the first quarter of 2015.
Great Plains Energy has 6.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2014, 1.2 million shares remained available for future issuances.
Great Plains Energy has 14.3 million shares of common stock registered with the SEC for a defined contribution savings plan. Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2014, 1.3 million shares remained available for future issuances.
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

As of December 31, 2014, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2014. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.
14. PREFERRED STOCK
At December 31, 2014, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy's articles of incorporation. All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value. If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices. If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.
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

In September 2011, KCP&L commenced construction of the La Cygne projects and at December 31, 2014, had incurred approximately $500 million of cash capital expenditures, which is included in the approximate $700 million estimate above.

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
Clean Air Interstate Rule (CAIR) and Cross-State Air Pollution Rule (CSAPR)
The CAIR required reductions in SO2 and NOx emissions at Great Plains Energy's and KCP&L's fossil fuel-fired plants located in Missouri. The CAIR has been replaced with the CSAPR.
The CSAPR requires states within its scope to reduce power plant SO2 and NOx emissions that contribute to ozone and fine particle nonattainment in other states. KCP&L and GMO are complying with the currently effective CSAPR.
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
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L's 50% share of the estimated cost is $615 million.  The La Cygne project is expected to be in-service by June 2015.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. Compliance with the rule would need to be achieved by installing additional emission control equipment, changes in plant operation, purchasing additional power in the wholesale market or a combination of these and other alternatives.  The rule became effective in April 2012 and allows three to four years for compliance.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases)

and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. The rule became effective in January 2013 and allows three to four years for compliance.
New Source Review
The Clean Air Act's New Source Review program requires companies to obtain permits and, if necessary, install control equipment to reduce emissions when making a major modification or a change in operation if either is expected to cause a significant net increase in regulated emissions.
In 2010, Westar settled a lawsuit filed by the Department of Justice on behalf of the EPA and subsequently installed a selective catalytic reduction (SCR) system at one of the three Jeffrey Energy Center units at a cost of approximately $225 million. Westar also installed less expensive NOx reduction equipment at the other two units. The Jeffrey Energy Center is 92% owned by Westar and operated exclusively by Westar.  GMO has an 8% interest in the Jeffrey Energy Center and is generally responsible for its 8% share of the facility's operating costs and capital expenditures. GMO expects to seek recovery of its share of these costs through rate increases; however, there can be no assurance that such rate increases would be granted.
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
Climate Change
The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Such new laws, regulations or treaties could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 22 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively.
Legislation concerning the reduction of emissions of greenhouse gases, including CO2, is being considered at the federal and state levels.  The timing and effects of any such legislation cannot be determined at this time.  In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
In September 2013, the EPA proposed new source performance standards for emissions of CO2 for new affected fossil-fuel-fired electric utility generating units.  This action pursuant to the Clean Air Act would, for the first time, set national limits on the amount of CO2 that power plants built in the future can emit.  The proposal, which is anticipated to be finalized in the summer of 2015, would not apply to Great Plains Energy's and KCP&L's existing units including modifications to those units.

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
The EPA has proposed an interim CO2 goal rate reduction in Kansas and Missouri (average of 2020-2029) of 19% and 17%, respectively, and 2030 targets in Kansas and Missouri of 23% and 21%, respectively. The baseline for these reductions is 2012 CO2 emissions adjusted by the EPA in the proposed rule. Each state will have the flexibility to design a program to meet its goal in a manner that reflects its particular circumstances and energy and environmental policy objectives. Each state can do so alone or can collaborate with other states on multi-state plans that may provide additional opportunities for cost savings and flexibility. The Clean Power plan is anticipated to be finalized in the summer of 2015.
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
Kansas law currently requires certain utilities, including KCP&L, to have renewable energy generation capacity equal to at least 10% of their three-year average Kansas peak retail demand, increasing to 15% by 2016 and 20% by 2020.  Missouri law currently requires at least 5% of the electricity provided by certain utilities, including KCP&L and GMO, to come from renewable resources, including wind, solar, biomass and hydropower, increasing to 10% by 2018, and 15% by 2021, with a small portion (estimated to be about 2 MW for each of KCP&L and GMO) required to come from solar resources. Management believes that national renewable energy standards are also possible.  The timing, provisions and impact of such possible future requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.
KCP&L and GMO project that they will be compliant with the Missouri renewable requirements, exclusive of the solar requirement, through 2035 and 2038.  KCP&L and GMO project that the acquisition of solar renewable energy credits will be sufficient for compliance with the Missouri solar requirements for the foreseeable future.  KCP&L also projects that it will be compliant with the Kansas renewable requirements through 2023.
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
In May 2014, the EPA finalized regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures are subject to the best technology available standards based on studies completed to comply with such standards. The rule provides flexibility to work with the states to develop the best technology available to minimize aquatic species impacted by being pinned against intake screens (impingement) or drawn into cooling water systems (entrainment). Although the impact on Great Plains Energy's and KCP&L's operations will not be known until after the studies are completed and reviewed by the KDHE and the MDNR, it could have a significant effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.

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
In April 2013, the EPA proposed to revise the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The proposal would set the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2017 and 2022. The EPA is under a consent decree to take final action on the proposed rule by September 2015.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The cost of complying with the CCR rule is currently being evaluated and has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  The rule is effective six months after promulgating in the Federal Register with various obligations effective at specified times within the rule.
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
At December 31, 2014 and 2013, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.

In addition to the $0.3 million accrual above, at December 31, 2014 and 2013, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $1.4 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2014	2013	2012
	(millions)
Great Plains Energy	$16.0	$18.5	$21.8
KCP&L	14.0	16.0	17.7
Great Plains Energy's and KCP&L's contractual commitments at December 31, 2014, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2015	2016	2017	2018	2019	After 2019	Total
Lease commitments	(millions)
Operating lease	$14.2	$10.0	$9.7	$9.7	$9.0	$129.5	$182.1
Capital lease	0.4	0.4	0.4	0.4	0.4	4.0	6.0
Purchase commitments
Fuel	374.6	184.9	163.0	112.2	138.2	70.9	1,043.8
Power	47.3	47.3	47.3	47.3	47.3	556.8	793.3
Capacity	3.0	1.2	—	—	—	—	4.2
La Cygne environmental project	16.6	—	—	—	—	—	16.6
Non-regulated natural gas transportation	3.5	3.5	1.0	—	—	—	8.0
Other	44.8	31.1	10.0	12.8	12.0	44.2	154.9
Total contractual commitments	$504.4	$278.4	$231.4	$182.4	$206.9	$805.4	$2,208.9

KCP&L
	2015	2016	2017	2018	2019	After 2019	Total
Lease commitments	(millions)
Operating lease	$12.8	$9.9	$9.7	$9.7	$9.0	$129.5	$180.6
Capital lease	0.2	0.2	0.2	0.2	0.2	2.0	3.0
Purchase commitments
Fuel	318.8	138.2	130.8	81.5	114.4	70.9	854.6
Power	34.8	34.8	34.8	34.8	34.8	394.6	568.6
Capacity	3.0	1.2	—	—	—	—	4.2
La Cygne environmental project	16.6	—	—	—	—	—	16.6
Other	41.1	29.7	8.6	11.4	10.6	36.2	137.6
Total contractual commitments	$427.3	$214.0	$184.1	$137.6	$169.0	$633.2	$1,765.2
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.9 million in 2015 and approximately $0.4 million per year from 2016 to 2025, for a total of $6.1 million.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $5.5 million per year from 2015 to 2016, $1.3 million per year from 2017 to 2018 and $0.9 million for 2019. La Cygne environmental project represents 100% of the contractual commitments related to environmental upgrades at KCP&L's La Cygne Station. KCP&L owns 50% of the La Cygne Station and expects to be reimbursed by the other owner for its 50% share of the costs. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.
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
At December 31, 2014, Great Plains Energy has provided $139.5 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2015 and 2016 and

•	Great Plains Energy guarantee of GMO long-term debt totaling $98.8 million, which includes debt with maturity dates ranging from 2015 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2014, GMO had no commercial paper outstanding.
18. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $173.9 million for 2014, $223.6 million for 2013 and $207.9 million for 2012.  Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $12.7 million, $25.6 million and $29.4 million in 2014, 2013 and 2012, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2014 and 2013, KCP&L had a money pool payable to GMO of $12.6 million and $0.2 million, respectively. The following table summarizes KCP&L's related party net receivables.

	December 31
	2014	2013
	(millions)
Net receivable from GMO	$38.2	$32.7
Net receivable from Great Plains Energy	18.0	17.5
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2014, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
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

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At December 31, 2014, GMO had financial contracts in place to hedge approximately 32%, 15% and 9% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2015, 2016 and 2017, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	December 31
	2014		2013
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$14.9	$(2.4)	$19.3	$(0.6)
Forward contracts
Non-hedging derivatives	29.7	4.1	47.7	5.2
Transmission congestion rights
Non-hedging derivatives	28.3	2.6	22.9	1.7
Option contracts
Non-hedging derivatives	1.7	0.1	4.8	1.2
KCP&L
Futures contracts
Non-hedging derivatives	$—	$—	$7.7	$(0.2)
Transmission congestion rights
Non-hedging derivatives	23.6	3.1	18.0	1.1
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$8.6	$4.2

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.5	$1.0

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2014	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$4.0	$0.9

December 31, 2013
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$1.2	$0.3

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2014	(millions)
Derivative assets	$8.6	$(1.2)	$7.4	$—	$—	$7.4
Derivative liabilities	4.2	(3.5)	0.7	—	—	0.7
December 31, 2013
Derivative assets	$8.5	$(0.7)	$7.8	$—	$—	$7.8
Derivative liabilities	1.0	(0.9)	0.1	—	—	0.1

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2014	(millions)
Derivative assets	$4.0	$(0.9)	$3.1	$—	$—	$3.1
Derivative liabilities	0.9	(0.9)	—	—	—	—
December 31, 2013
Derivative assets	$1.2	$(0.1)	$1.1	$—	$—	$1.1
Derivative liabilities	0.3	(0.3)	—	—	—	—
At December 31, 2014 and 2013, Great Plains Energy offset $2.3 million and $0.2 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 21 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at December 31, 2014, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at December 31, 2014, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
Derivatives Not Designated as Hedging Instruments	2014	2013	2012
Location of Gain (Loss)	(millions)
Electric revenues	$(14.2)	$—	$—
Fuel	1.5	(1.1)	(6.6)
Purchased power	(4.9)	—	—
Regulatory asset	(2.7)	—	(3.7)
Regulatory liability	—	0.2	—
Total	$(20.3)	$(0.9)	$(10.3)

KCP&L
Derivatives Not Designated as Hedging Instruments	2014	2013	2012
Location of Gain (Loss)	(millions)
Electric revenues	$(14.2)	$—	$—
Fuel	1.1	0.8	—
Regulatory asset	(0.2)	—	—
Total	$(13.3)	$0.8	$—

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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At December 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At December 31, 2013, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.7 billion, respectively. At December 31, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively. At December 31, 2013, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31 2014	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	22.9	22.9	—	—
U.S. Agency	3.5	—	3.5	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	28.1	—	28.1	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.3	2.3	—	—
Other	0.5	—	0.5	—
Total nuclear decommissioning trust	199.0	162.3	36.7	—
Self-insured health plan trust (b)
Equity securities	1.3	1.3	—	—
Debt securities	7.6	—	7.6	—
Cash and cash equivalents	6.2	6.2	—	—
Total self-insured health plan trust	15.1	7.5	7.6	—
Derivative instruments (c)	4.0	—	—	4.0
Total	$218.1	$169.8	$44.3	$4.0
Liabilities
Derivative instruments (c)	0.9	—	—	0.9
Total	$0.9	$—	$—	$0.9
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$—	$3.4	$1.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.8	—	17.8	—
Total SERP rabbi trusts	17.9	0.1	17.8	—
Total	22.5	0.1	21.2	1.2
Liabilities
Derivative instruments (c)	3.3	2.4	0.1	0.8
Total	$3.3	$2.4	$0.1	$0.8
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$199.0	$162.3	$36.7	$—
Self-insured health plan trust (b)	15.1	7.5	7.6	—
Derivative instruments (c)	8.6	—	3.4	5.2
SERP rabbi trusts (d)	17.9	0.1	17.8	—
Total	240.6	169.9	65.5	5.2
Liabilities
Derivative instruments (c)	4.2	2.4	0.1	1.7
Total	$4.2	$2.4	$0.1	$1.7

Description	December 31 2013	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$127.7	$127.7	$—	$—
Debt securities
U.S. Treasury	21.2	21.2	—	—
U.S. Agency	2.8	—	2.8	—
State and local obligations	3.9	—	3.9	—
Corporate bonds	24.4	—	24.4	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	3.8	3.8	—	—
Other	(0.4)	—	(0.4)	—
Total nuclear decommissioning trust	183.9	152.7	31.2	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	9.3	0.5	8.8	—
Cash and cash equivalents	3.4	3.4	—	—
Other	1.2	—	1.2	—
Total self-insured health plan trust	14.8	4.8	10.0	—
Derivative instruments (c)	1.2	0.1	—	1.1
Total	$199.9	$157.6	$41.2	$1.1
Liabilities
Derivative instruments (c)	0.3	0.3	—	—
Total	$0.3	$0.3	$—	$—
Other Great Plains Energy
Assets
Derivative instruments (c)	$7.3	$0.2	$4.9	$2.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	18.6	—	18.6	—
Total SERP rabbi trusts	18.7	0.1	18.6	—
Total	26.0	0.3	23.5	2.2
Liabilities
Derivative instruments (c)	0.7	0.6	0.1	—
Total	$0.7	$0.6	$0.1	$—
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$183.9	$152.7	$31.2	$—
Self-insured health plan trust (b)	14.8	4.8	10.0	—
Derivative instruments (c)	8.5	0.3	4.9	3.3
SERP rabbi trusts (d)	18.7	0.1	18.6	—
Total	225.9	157.9	64.7	3.3
Liabilities
Derivative instruments (c)	1.0	0.9	0.1	—
Total	$1.0	$0.9	$0.1	$—

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(d)
Fair value is based on quoted market prices for equity securities and NAV per share for fixed income funds. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at January 1	$3.3	$2.3
Total realized/unrealized gains (losses):
included in electric revenue	(14.2)	—
included in purchased power expense	(4.9)	—
included in non-operating income	14.6	9.5
included in regulatory asset	(0.1)	—
Purchases	16.0	1.7
Settlements	(11.2)	(10.2)
Net asset at December 31	$3.5	$3.3
Total unrealized losses relating to assets still on the consolidated balance sheet at December 31:
included in electric revenue	$(0.2)	$—
included in non-operating income	(0.3)	(0.3)
included in regulatory asset	(0.1)	—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2014	2013
	(millions)
Net asset at January 1	$1.1	$—
Total realized/unrealized gains (losses):
included in electric revenue	(14.2)	—
included in regulatory asset	(0.2)	—
Purchases	13.7	1.1
Settlements	2.7	—
Net asset at December 31	$3.1	$1.1
Total unrealized losses relating to assets still on the consolidated balance sheet at December 31:
included in electric revenue	$(0.2)	$—
included in regulatory asset	(0.2)	—

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
2014
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Other comprehensive loss before reclassifications	—	(1.8)	(1.8)
Amounts reclassified from accumulated other comprehensive loss	8.0	0.4	8.4
Net current period other comprehensive income (loss)	8.0	(1.4)	6.6
Ending balance December 31	$(15.8)	$(2.9)	$(18.7)
2013
Beginning balance January 1	$(35.4)	$(3.0)	$(38.4)
Other comprehensive income before reclassifications	—	1.2	1.2
Amounts reclassified from accumulated other comprehensive loss	11.6	0.3	11.9
Net current period other comprehensive income	11.6	1.5	13.1
Ending balance December 31	$(23.8)	$(1.5)	$(25.3)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
2014
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	5.3
Net current period other comprehensive income	5.3
Ending balance December 31	$(14.9)
2013
Beginning balance January 1	$(25.8)
Amounts reclassified from accumulated other comprehensive loss	5.6
Net current period other comprehensive income	5.6
Ending balance December 31	$(20.2)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(13.1)	$(18.6)	Interest charges
Commodity contracts	—	(0.3)	Fuel
	(13.1)	(18.9)	Income before income tax expense and loss from equity investments
	5.1	7.3	Income tax benefit
	$(8.0)	$(11.6)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.6)	$(0.5)	Utility operating and maintenance expenses
	(0.6)	(0.5)	Income before income tax expense and loss from equity investments
	0.2	0.2	Income tax benefit
	$(0.4)	$(0.3)	Net income

Total reclassifications, net of tax	$(8.4)	$(11.9)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2014	2013
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(8.7)	$(8.8)	Interest charges
Commodity contracts	—	(0.3)	Fuel
	(8.7)	(9.1)	Income before income tax expense
	3.4	3.5	Income tax benefit
Total reclassifications, net of tax	$(5.3)	$(5.6)	Net income

22. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2014	2013	2012
Current income taxes	(millions)
Federal	$0.4	$0.3	$(3.2)
State	(0.1)	(3.0)	(6.3)
Total	0.3	(2.7)	(9.5)
Deferred income taxes
Federal	104.2	109.1	96.3
State	21.6	24.9	24.9
Total	125.8	134.0	121.2
Noncurrent income taxes
Federal	(2.4)	—	(0.2)
State	(0.5)	(0.3)	(0.3)
Foreign	(6.1)	(0.4)	(4.2)
Total	(9.0)	(0.7)	(4.7)
Investment tax credit
Deferral	—	0.3	—
Amortization	(1.4)	(1.7)	(2.4)
Total	(1.4)	(1.4)	(2.4)
Income tax expense	$115.7	$129.2	$104.6

KCP&L	2014	2013	2012
Current income taxes	(millions)
Federal	$(9.4)	$(0.5)	$13.1
State	(2.3)	(0.5)	2.0
Total	(11.7)	(1.0)	15.1
Deferred income taxes
Federal	72.6	75.8	48.8
State	15.8	16.3	11.4
Total	88.4	92.1	60.2
Noncurrent income taxes
Federal	—	(9.0)	1.7
State	—	(1.5)	0.1
Total	—	(10.5)	1.8
Investment tax credit
Deferral	—	0.3	—
Amortization	(1.0)	(1.1)	(1.8)
Total	(1.0)	(0.8)	(1.8)
Income tax expense	$75.7	$79.8	$75.3

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.7)	(0.3)	1.2
Amortization of investment tax credits	(0.4)	(0.4)	(0.8)
Federal income tax credits	(3.8)	(3.5)	(3.1)
State income taxes	3.8	3.8	4.0
Changes in uncertain tax positions, net	(1.7)	(0.2)	(1.5)
Other	0.1	(0.4)	(0.5)
Effective income tax rate	32.3%	34.0%	34.3%

KCP&L	2014	2013	2012
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.9)	(0.8)	1.3
Amortization of investment tax credits	(0.4)	(0.4)	(0.8)
Federal income tax credits	(5.6)	(5.3)	(4.3)
State income taxes	3.7	3.7	4.1
Other	—	(0.1)	(0.6)
Effective income tax rate	31.8%	32.1%	34.7%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2014	2013	2014	2013
Current deferred income tax asset (liability)	(millions)
Net operating loss carryforward	$62.2	$76.6	$—	$—
Other	17.1	5.7	5.0	(1.7)
Net current deferred income tax asset (liability) before valuation allowance	79.3	82.3	5.0	(1.7)
Valuation allowance	(1.2)	(2.0)	—	—
Net current deferred income tax asset (liability)	78.1	80.3	5.0	(1.7)
Noncurrent deferred income taxes
Plant related	(1,648.2)	(1,433.8)	(1,167.3)	(1,022.9)
Income taxes on future regulatory recoveries	(133.4)	(136.4)	(107.1)	(111.0)
Derivative instruments	26.5	32.3	18.9	23.4
Pension and post-retirement benefits	(14.0)	(28.2)	12.5	(1.7)
SO2 emission allowance sales	27.1	28.8	27.3	28.8
Tax credit carryforwards	242.7	229.3	153.2	139.6
Customer demand programs	(26.2)	(27.7)	(19.0)	(19.4)
Solar rebates	(33.2)	(17.5)	(11.3)	(5.1)
Net operating loss carryforward	524.7	446.7	98.5	71.6
Other	(40.3)	(39.6)	(22.6)	(25.4)
Net noncurrent deferred income tax liability before valuation allowance	(1,074.3)	(946.1)	(1,016.9)	(922.1)
Valuation allowance	(15.4)	(18.7)	—	—
Net noncurrent deferred income tax liability	(1,089.7)	(964.8)	(1,016.9)	(922.1)
Net deferred income tax liability	$(1,011.6)	$(884.5)	$(1,011.9)	$(923.8)

	Great Plains Energy		KCP&L
December 31	2014	2013	2014	2013
	(millions)
Gross deferred income tax assets	$1,227.0	$1,148.2	$624.8	$583.0
Gross deferred income tax liabilities	(2,238.6)	(2,032.7)	(1,636.7)	(1,506.8)
Net deferred income tax liability	$(1,011.6)	$(884.5)	$(1,011.9)	$(923.8)
Tax Credit Carryforwards
At December 31, 2014 and 2013, Great Plains Energy had $155.1 million and $141.1 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2014 and 2013, KCP&L had $153.2 million and $139.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2034.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2014 and 2013, Great Plains Energy had $87.6 million and $87.9 million of federal alternative minimum tax credit carryforwards.  Of these amounts, $87.6 million, at December 31, 2014 and 2013, were acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

At December 31, 2014 and 2013, Great Plains Energy had none and $0.3 million, respectively, of state income tax credit carryforwards.  The state income tax credits related primarily to the Company's Missouri affordable housing investment portfolio.
Net Operating Loss Carryforwards
At December 31, 2014 and 2013, Great Plains Energy had $521.0 million and $459.9 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $313.2 million and $304.6 million, at December 31, 2014 and 2013, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $30.1 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $36.6 million originating in 2009, $5.0 million originating in 2010 and $109.5 million originating in 2011, $2.6 million originating in 2012, $3.2 million originating in 2013, and $50.5 million originating in 2014.  The federal NOL carryforwards expire in years 2023 to 2034.
In addition, Great Plains Energy also had deferred tax benefits of $65.9 million and $63.4 million related to state NOLs as of December 31, 2014 and 2013, respectively.  Of these amounts, approximately $40.7 million and $44.4 million at December 31, 2014 and 2013, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $16.2 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $16.2 million of state tax benefits.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for state tax NOL carryforwards, and tax credit carryforwards. During 2014 and 2013, $4.1 million and $3.1 million, respectively, of tax benefit was recorded in continuing operations primarily related to state NOL carryforwards offset by an increase in deferred tax expense since a portion of state NOLs expired at December 31, 2014 and 2013, respectively.
Uncertain Tax Positions
At December 31, 2014 and 2013, Great Plains Energy had $2.6 million and $9.8 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million and $6.5 million at December 31, 2014 and 2013, respectively, are expected to impact the effective tax rate if recognized.  The $7.2 million decrease in unrecognized tax benefits in 2014 is primarily due to a decrease of $6.1 million of unrecognized tax benefits related to former GMO non-regulated operations.
At December 31, 2012, Great Plains Energy had $21.4 million of liabilities related to unrecognized tax benefits of which $7.3 million was expected to impact the effective tax rate if recognized.  The $11.6 million decrease in unrecognized tax benefits is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.

At December 31, 2014 and 2013, KCP&L did not have liabilities related to unrecognized tax benefits. At December 31, 2012, KCP&L had $10.5 million of liabilities related to unrecognized tax benefits and none of this amount was expected to impact the effective rate if recognized. The $10.5 million decrease in unrecognized tax benefits in 2013 is primarily due to a change in certain income tax accounting methods for the capitalization of assets at KCP&L. This reduction in unrecognized tax benefits is offset by an increase to deferred income tax liabilities since the unrecognized tax benefits were related to temporary tax differences.

The following table reflects activity for Great Plains Energy and KCP&L related to the liability for unrecognized tax benefits.

	Great Plains Energy			KCP&L
	2014	2013	2012	2014	2013	2012
	(millions)
Beginning balance January 1	$9.8	$21.4	$24.0	$—	$10.5	$8.7
Additions for current year tax positions	—	—	3.7	—	—	3.6
Reductions for current year tax positions	(0.3)	(0.3)	—	—	—	—
Reductions for prior year tax positions	(6.9)	(10.5)	(1.8)	—	(10.5)	(1.6)
Statute expirations	—	(0.3)	(4.7)	—	—	(0.2)
Foreign currency translation adjustments	—	(0.5)	0.2	—	—	—
Ending balance December 31	$2.6	$9.8	$21.4	$—	$—	$10.5
Great Plains Energy and KCP&L recognize interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2014, 2013 and 2012, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were none, $3.2 million and $3.5 million, respectively. At December 31, 2014, 2013 and 2012, amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were none, $0.6 million and $0.7 million, respectively. In 2014, 2013 and 2012, Great Plains Energy recognized a decrease of $3.2 million, $0.1 million and $2.3 million, respectively, of interest expense related to unrecognized tax benefits.
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,568.2	$—	$—	$2,568.2
Depreciation and amortization	(306.0)	—	—	(306.0)
Interest (charges) income	(183.0)	(41.2)	35.7	(188.5)
Income tax (expense) benefit	(125.6)	9.9	—	(115.7)
Net income (loss)	243.5	(0.7)	—	242.8

2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,446.3	$—	$—	$2,446.3
Depreciation and amortization	(289.7)	—	—	(289.7)
Interest (charges) income	(190.5)	(55.5)	47.6	(198.4)
Income tax (expense) benefit	(135.4)	6.2	—	(129.2)
Net income (loss)	257.1	(6.9)	—	250.2

2012	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,309.9	$—	$—	$2,309.9
Depreciation and amortization	(272.3)	—	—	(272.3)
Interest (charges) income	(197.3)	(67.3)	43.8	(220.8)
Income tax (expense) benefit	(122.0)	17.4	—	(104.6)
Net income (loss)	216.6	(16.7)	—	199.9

	Electric Utility	Other	Eliminations	Great Plains Energy
2014	(millions)
Assets	$10,746.1	$33.1	$(303.5)	$10,475.7
Capital expenditures	773.7	—	—	773.7
2013
Assets	$10,019.6	$105.6	$(329.8)	$9,795.4
Capital expenditures	669.0	—	—	669.0
2012
Assets	$9,910.6	$122.4	$(385.7)	$9,647.3
Capital expenditures	610.2	—	—	610.2
24. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2014, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,745.6	$562.6	$645.8	$1,318.3	$441.2	$172.7
Accumulated depreciation	832.4	320.4	261.8	342.0	99.0	77.3
Nuclear fuel, net	79.2	—	—	—	—	—
Construction work in progress	74.6	533.9	19.3	16.6	18.6	19.9
2015 accredited capacity-MWs	549	696	627	641	NA	172

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,745.6	$562.6	$515.4	$1,006.8	$357.8
Accumulated depreciation	832.4	320.4	211.4	313.9	89.2
Nuclear fuel, net	79.2	—	—	—	—
Construction work in progress	74.6	533.9	5.4	7.8	2.4
2015 accredited capacity-MWs	549	696	499	482	NA
Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.
25. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2014	(millions, except per share amounts)
Operating revenue	$585.1	$648.4	$782.5	$552.2
Operating income	77.9	124.2	263.2	69.2
Net income	23.8	52.1	147.4	19.5
Basic earnings per common share	0.15	0.34	0.96	0.12
Diluted earnings per common share	0.15	0.34	0.95	0.12
2013
Operating revenue	$542.2	$600.3	$765.0	$538.8
Operating income	86.1	143.6	271.7	67.8
Net income	26.0	63.6	143.1	17.5
Basic and diluted earnings per common share	0.17	0.41	0.93	0.11

	Quarter
KCP&L	1st	2nd	3rd	4th
2014	(millions)
Operating revenue	$391.0	$439.5	$533.4	$366.9
Operating income	47.5	78.2	177.2	47.2
Net income	17.2	34.8	94.5	15.9
2013
Operating revenue	$366.7	$410.8	$522.0	$371.9
Operating income	52.3	93.4	176.8	40.0
Net income	16.2	44.2	96.4	12.2
Quarterly data is subject to seasonal fluctuations with peak periods occurring in the summer months.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 25, 2015

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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2014.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2014, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 25, 2015, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 25, 2015

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2014.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2014, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 25, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 25, 2015

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2015 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than March 26, 2015:

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
The following table provides information, as of December 31, 2014, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	644,757 (1)	$— (2)	4,894,253
Equity compensation plans not approved by security holders	—	—	—
Total	644,757 (1)	$— (2)	4,894,253

(1)	Includes 534,016 performance shares at target performance levels and director deferred share units for 110,741 shares of Great Plains Energy common stock outstanding at December 31, 2014.

(2)	The performance shares and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.
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
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2014 and 2013 and for other services rendered during 2014 and 2013 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2014	2013
Audit Fees	$1,187,640	$1,316,164
Audit-Related Fees	20,170	79,465
Tax Fees	—	41,340
All Other Fees	—	—
Total Fees	$1,207,810	$1,436,969
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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	135

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	138

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	139

Exhibits

Exhibit Number		Description of Document	Registrant

3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 6, 2014 (Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy

3.2	*	Amended and Restated By-laws of Great Plains Energy Incorporated, as amended December 10, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy

3.3	*	Amended and Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of May 6, 2014 (Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2014).	KCP&L

3.4	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 10, 2013 (Exhibit 3.3 to Form 8-K filed on December 16, 2013).	KCP&L

4.1	*	Indenture, dated as of June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.2	*	First Supplemental Indenture, dated as of June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.3	*
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

Great Plains Energy KCP&L

4.28	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2011 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2012 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.8	*+	Form of 2003 Nonqualified Stock Option Agreement (Exhibit 10.1.14 to Form 10-K for the year ended December 31, 2009).	Great Plains Energy KCP&L

10.9	*+	Form of Amendment to 2003 Stock Option Grants (Exhibit 10.1.9 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.10	*+	Form of 2011 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.11	*+	Form of 2011 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2011).	Great Plains Energy KCP&L

10.12	*+	Form of 2012 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.13	*+	Form of 2012 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.14	*+	Form of 2013 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.15	*+	Form of 2013 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.16	*+	Form of 2014 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.17	*+	Form of 2014 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.18	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy

10.19	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2014 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2014).
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
Amendment dated October 28, 2014, to the Great Plains Energy Incorporated Supplemental Executive Retirement Plan as amended and restated on December 8, 2009 (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014).

Great Plains Energy KCP&L

10.30	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.31	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.32	*+
Retirement Agreement, dated as of May 22, 2012 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Michael J. Chesser (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy KCP&L

10.33	*
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
Great Plains Energy KCP&L

10.34	*
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
Great Plains Energy

10.35	*
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
Great Plains Energy

10.36	*
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

Great Plains Energy

10.37
First Extension Agreement and Waiver, dated as of December 17, 2014, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy

10.38	*
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
Great Plains Energy KCP&L

10.39	*
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
Great Plains Energy KCP&L

10.40	*
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

Great Plains Energy KCP&L

10.41
First Extension Agreement and Waiver, dated as of December 17, 2014, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy KCP&L

10.42	*
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
Great Plains Energy

10.43	*
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
Great Plains Energy

10.44	*
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

Great Plains Energy

10.45
First Extension Agreement and Waiver, dated as of December 17, 2014, among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.

Great Plains Energy

10.46	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.47	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.48	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.49	*
Purchase and Sale Agreement, dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.50	*
Receivables Sale Agreement, dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.51	*
Amendment No. 1, dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).
Great Plains Energy KCP&L

10.52	*
Amendment No. 2, dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.53	*
Amendment, dated as of July 9, 2009, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).
Great Plains Energy KCP&L

10.54	*
Amendment and Waiver, dated as of September 25, 2009, to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).
Great Plains Energy KCP&L

10.55	*
Amendment, dated as of May 5, 2010, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.56	*
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
Great Plains Energy KCP&L

10.57	*
Amendment, dated as of September 9, 2011, to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
Great Plains Energy KCP&L

10.58	*
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

Great Plains Energy KCP&L

10.59	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.60	*
Receivables Sale Agreement, dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.61	*
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
Great Plains Energy

10.62	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).
Great Plains Energy KCP&L

10.63	*
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
Great Plains Energy KCP&L

10.64	*
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
Great Plains Energy KCP&L

10.65	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).
Great Plains Energy

10.66	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).
Great Plains Energy KCP&L

10.67	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.68	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

12.1		Computation of Ratio of Earnings to Fixed Charges.	Great Plains Energy

12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L

21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

24.1		Powers of Attorney.	Great Plains Energy

24.2		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Comprehensive Income of Parent Company

Year Ended December 31	2014	2013	2012
Operating Expenses	(millions, except per share amounts)
General and administrative	$1.1	$1.0	$3.3
General taxes	0.4	0.6	0.7
Total	1.5	1.6	4.0
Operating loss	(1.5)	(1.6)	(4.0)
Equity in earnings from subsidiaries	251.1	256.5	219.2
Non-operating income	33.1	45.8	42.7
Interest charges	(44.3)	(54.7)	(69.6)
Income before income taxes	238.4	246.0	188.3
Income tax benefit	4.4	4.2	11.6
Net income	242.8	250.2	199.9
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$241.2	$248.6	$198.3

Average number of basic common shares outstanding	153.9	153.5	145.5
Average number of diluted common shares outstanding	154.1	153.7	147.2

Basic earnings per common share	$1.57	$1.62	$1.36
Diluted earnings per common share	$1.57	$1.62	$1.35
Comprehensive Income
Net income	$242.8	$250.2	$199.9
Other comprehensive income
Derivative hedging activity
Reclassification to expenses	4.4	9.9	11.5
Income tax expense	(1.7)	(3.9)	(4.6)
Net reclassification to expenses	2.7	6.0	6.9
Derivative hedging activity, net of tax	2.7	6.0	6.9
Other comprehensive income from subsidiaries, net of tax	3.9	7.1	4.5
Total other comprehensive income	6.6	13.1	11.4
Comprehensive income	$249.4	$263.3	$211.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2014	2013
ASSETS	(millions, except share amounts)
Current Assets
Accounts receivable from subsidiaries	$4.0	$0.2
Notes receivable from subsidiaries	0.6	0.6
Money pool receivable	3.3	9.4
Taxes receivable	—	0.2
Other	1.0	1.2
Total	8.9	11.6
Investments and Other Assets
Investment in KCP&L	2,275.0	2,179.3
Investment in other subsidiaries	1,465.9	1,447.0
Note receivable from subsidiaries	634.9	634.9
Deferred income taxes	32.8	31.4
Other	5.8	6.7
Total	4,414.4	4,299.3
Total	$4,423.3	$4,310.9

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$4.0	$9.0
Accounts payable to subsidiaries	30.4	33.6
Accrued taxes	4.3	0.2
Accrued interest	4.1	4.2
Other	2.2	1.5
Total	45.0	48.5
Deferred Credits and Other Liabilities	11.4	6.6
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,254,037 and 153,995,621 shares issued, stated value	2,639.3	2,631.1
Retained earnings	967.8	871.4
Treasury stock - 91,281 and 129,290 shares, at cost	(2.3)	(2.8)
Accumulated other comprehensive loss	(18.7)	(25.3)
Total	3,586.1	3,474.4
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	741.8	742.4
Total	4,366.9	4,255.8
Commitments and Contingencies
Total	$4,423.3	$4,310.9
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2014	2013	2012
Cash Flows from Operating Activities	(millions)
Net income	$242.8	$250.2	$199.9
Adjustments to reconcile income to net cash from operating activities:
Amortization	4.8	10.6	12.6
Deferred income taxes, net	(1.4)	(10.5)	(4.8)
Equity in earnings from subsidiaries	(251.1)	(256.5)	(219.2)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(3.8)	(0.1)	(0.1)
Taxes receivable	0.2	(0.2)	0.9
Accounts payable to subsidiaries	(3.2)	(0.5)	2.3
Other accounts payable	—	0.1	—
Accrued taxes	4.3	(0.1)	(4.4)
Accrued interest	(0.1)	(2.6)	6.1
Cash dividends from subsidiaries	144.0	140.0	144.0
Uncertain tax positions	(2.9)	7.3	1.0
Other	11.8	6.8	1.7
Net cash from operating activities	145.4	144.5	140.0
Cash Flows from Investing Activities
Intercompany lending	—	248.7	(287.4)
Net money pool lending	6.1	(5.4)	(3.1)
Investment in subsidiary	(3.6)	(0.5)	—
Net cash from investing activities	2.5	242.8	(290.5)
Cash Flows from Financing Activities
Issuance of common stock	4.8	4.9	293.0
Issuance fees	(0.1)	(0.4)	(2.7)
Repayment of long-term debt	—	(250.0)	—
Net change in short-term borrowings	(5.0)	(3.0)	(10.0)
Dividends paid	(145.6)	(137.3)	(125.5)
Other financing activities	(2.0)	(1.5)	(4.3)
Net cash from financing activities	(147.9)	(387.3)	150.5
Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—
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

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2014	(millions)
Allowance for uncollectible accounts	$2.5	$11.4	$8.5	(a)	$19.6	(b)	$2.8
Legal reserves	4.6	2.7	—		2.6	(c)	4.7
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	20.7	0.5	—		4.6	(d)	16.6
Year Ended December 31, 2013
Allowance for uncollectible accounts	$6.9	$12.3	$7.6	(a)	$24.3	(b)	$2.5
Legal reserves	4.6	2.7	—		2.7	(c)	4.6
Environmental reserves	2.3	—	—		0.6		1.7
Tax valuation allowance	23.8	0.1	—		3.2	(d)	20.7
Year Ended December 31, 2012
Allowance for uncollectible accounts	$6.8	$12.0	$7.8	(a)	$19.7	(b)	$6.9
Legal reserves	6.7	(0.2)	—		1.9	(c)	4.6
Environmental reserves	2.5	—	—		0.2		2.3
Tax valuation allowance	23.9	0.3	—		0.4	(d)	23.8
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2014, 2013 and 2012

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2014	(millions)
Allowance for uncollectible accounts	$1.1	$7.6	$5.5	(a)	$13.0	(b)	$1.2
Legal reserves	2.9	2.3	—		2.3	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2013
Allowance for uncollectible accounts	$1.5	$8.0	$5.0	(a)	$13.4	(b)	$1.1
Legal reserves	2.9	0.9	—		0.9	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2012
Allowance for uncollectible accounts	$1.4	$7.9	$5.2	(a)	$13.0	(b)	$1.5
Legal reserves	3.9	0.5	—		1.5	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 25, 2015	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 25, 2015
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Chief Financial Officer	)
James C. Shay	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Business Planning and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 25, 2015	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 25, 2015
Terry Bassham	(Principal Executive Officer))
)
/s/ James C. Shay	Senior Vice President - Finance and Chief Financial Officer	)
James C. Shay	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Business Planning and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*