Form 10-Q
period 2015-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2015-05-07
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

On May 4, 2015, Great Plains Energy Incorporated had 154,289,410 shares of common stock outstanding.  On May 4, 2015, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2014 Form 10-K for each of Great Plains Energy and KCP&L.

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
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2014 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.2	$13.0
Funds on deposit	4.6	1.2
Receivables, net	142.5	160.3
Accounts receivable pledged as collateral	171.0	171.0
Fuel inventories, at average cost	102.2	90.1
Materials and supplies, at average cost	151.7	152.7
Deferred refueling outage costs	28.1	12.5
Refundable income taxes	3.2	3.1
Deferred income taxes	74.5	78.1
Prepaid expenses and other assets	33.1	36.9
Total	723.1	718.9
Utility Plant, at Original Cost
Electric	12,652.2	12,128.7
Less - accumulated depreciation	4,834.8	4,828.3
Net utility plant in service	7,817.4	7,300.4
Construction work in progress	510.2	900.0
Nuclear fuel, net of amortization of $192.4 and $187.5	75.8	79.2
Total	8,403.4	8,279.6
Investments and Other Assets
Nuclear decommissioning trust fund	203.5	199.0
Regulatory assets	1,018.7	1,034.6
Goodwill	169.0	169.0
Other	76.7	74.6
Total	1,467.9	1,477.2
Total	$10,594.4	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$10.0	$4.0
Collateralized note payable	171.0	171.0
Commercial paper	536.0	358.3
Current maturities of long-term debt	1.1	15.1
Accounts payable	281.0	388.0
Accrued taxes	64.9	30.4
Accrued interest	57.9	41.3
Accrued compensation and benefits	40.4	35.2
Pension and post-retirement liability	2.8	2.8
Other	32.2	24.7
Total	1,197.3	1,070.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,092.7	1,089.7
Deferred tax credits	125.6	126.0
Asset retirement obligations	198.8	195.9
Pension and post-retirement liability	510.8	508.6
Regulatory liabilities	292.9	282.7
Other	80.5	88.9
Total	2,301.3	2,291.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,376,457 and 154,254,037 shares issued, stated value	2,641.3	2,639.3
Retained earnings	948.3	967.8
Treasury stock - 95,095 and 91,281 shares, at cost	(2.4)	(2.3)
Accumulated other comprehensive loss	(17.2)	(18.7)
Total	3,570.0	3,586.1
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,486.8	3,488.0
Total	7,095.8	7,113.1
Commitments and Contingencies (Note 10)
Total	$10,594.4	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2015	2014
Operating Revenues	(millions, except per share amounts)
Electric revenues	$549.1	$585.1
Operating Expenses
Fuel	107.6	135.2
Purchased power	45.4	45.4
Transmission	20.9	17.6
Utility operating and maintenance expenses	171.5	180.7
Depreciation and amortization	79.8	74.5
General taxes	52.7	52.8
Other	1.1	1.0
Total	479.0	507.2
Operating income	70.1	77.9
Non-operating income	6.0	6.4
Non-operating expenses	(3.7)	(3.1)
Interest charges	(47.3)	(49.4)
Income before income tax expense and income from equity investments	25.1	31.8
Income tax expense	(6.5)	(8.1)
Income from equity investments, net of income taxes	0.3	0.1
Net income	18.9	23.8
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$18.5	$23.4

Average number of basic common shares outstanding	154.0	153.7
Average number of diluted common shares outstanding	154.4	154.0

Basic and diluted earnings per common share	$0.12	$0.15

Cash dividends per common share	$0.245	$0.23
Comprehensive Income
Net income	$18.9	$23.8
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	2.8
Derivative hedging activity, net of tax	1.4	2.8
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.2
Change in unrecognized pension expense, net of tax	0.1	0.2
Total other comprehensive income	1.5	3.0
Comprehensive income	$20.4	$26.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$18.9	$23.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	79.8	74.5
Amortization of:
Nuclear fuel	4.9	5.9
Other	12.4	14.0
Deferred income taxes, net	6.5	8.3
Investment tax credit amortization	(0.4)	(0.4)
Income from equity investments, net of income taxes	(0.3)	(0.1)
Other operating activities (Note 2)	(22.4)	(18.7)
Net cash from operating activities	99.4	107.3
Cash Flows from Investing Activities
Utility capital expenditures	(217.9)	(185.2)
Allowance for borrowed funds used during construction	(2.7)	(3.5)
Purchases of nuclear decommissioning trust investments	(11.8)	(8.5)
Proceeds from nuclear decommissioning trust investments	11.0	7.6
Proceeds from sale of transmission assets	—	37.7
Other investing activities	(9.1)	(8.4)
Net cash from investing activities	(230.5)	(160.3)
Cash Flows from Financing Activities
Issuance of common stock	0.8	1.3
Repayment of long-term debt	(15.1)	(13.4)
Net change in short-term borrowings	183.7	105.6
Dividends paid	(38.2)	(35.8)
Other financing activities	(0.9)	(1.7)
Net cash from financing activities	130.3	56.0
Net Change in Cash and Cash Equivalents	(0.8)	3.0
Cash and Cash Equivalents at Beginning of Year	13.0	10.6
Cash and Cash Equivalents at End of Period	$12.2	$13.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2015		2014
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,254,037	$2,639.3	153,995,621	$2,631.1
Issuance of common stock	44,483	1.2	48,945	1.3
Issuance of restricted common stock	77,937	2.0	71,860	1.8
Equity compensation expense, net of forfeitures		0.3		0.1
Unearned Compensation
Issuance of restricted common stock		(2.0)		(1.8)
Compensation expense recognized		0.5		0.5
Other		—		0.9
Ending balance	154,376,457	2,641.3	154,116,426	2,633.9
Retained Earnings
Beginning balance		967.8		871.4
Net income		18.9		23.8
Dividends:
Common stock ($0.245 and $0.23 per share)		(37.8)		(35.4)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.2)		(0.3)
Ending balance		948.3		859.1
Treasury Stock
Beginning balance	(91,281)	(2.3)	(129,290)	(2.8)
Treasury shares acquired	(50,899)	(1.3)	(69,129)	(1.8)
Treasury shares reissued	47,085	1.2	109,057	2.4
Ending balance	(95,095)	(2.4)	(89,362)	(2.2)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(18.7)		(25.3)
Derivative hedging activity, net of tax		1.4		2.8
Change in unrecognized pension expense, net of tax		0.1		0.2
Ending balance		(17.2)		(22.3)
Total Great Plains Energy Common Shareholders' Equity		$3,570.0		$3,468.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.8	$2.7
Funds on deposit	0.9	0.6
Receivables, net	116.5	128.9
Related party receivables	51.5	68.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	70.4	58.8
Materials and supplies, at average cost	109.2	110.1
Deferred refueling outage costs	28.1	12.5
Refundable income taxes	7.9	57.5
Deferred income taxes	0.8	5.0
Prepaid expenses and other assets	29.5	32.7
Total	527.6	587.6
Utility Plant, at Original Cost
Electric	9,211.6	8,737.3
Less - accumulated depreciation	3,647.8	3,658.7
Net utility plant in service	5,563.8	5,078.6
Construction work in progress	421.1	791.2
Nuclear fuel, net of amortization of $192.4 and $187.5	75.8	79.2
Total	6,060.7	5,949.0
Investments and Other Assets
Nuclear decommissioning trust fund	203.5	199.0
Regulatory assets	740.2	745.7
Other	30.3	29.5
Total	974.0	974.2
Total	$7,562.3	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	424.0	358.3
Current maturities of long-term debt	—	14.0
Accounts payable	246.6	305.2
Related party payables	—	12.6
Accrued taxes	47.3	23.6
Accrued interest	41.1	29.0
Accrued compensation and benefits	40.4	35.2
Pension and post-retirement liability	1.5	1.5
Other	13.1	12.4
Total	924.0	901.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,022.7	1,016.9
Deferred tax credits	124.1	124.3
Asset retirement obligations	180.3	177.7
Pension and post-retirement liability	487.8	485.4
Regulatory liabilities	176.2	172.0
Other	59.1	59.2
Total	2,050.2	2,035.5
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	740.0	726.8
Accumulated other comprehensive loss	(13.5)	(14.9)
Total	2,289.6	2,275.0
Long-term debt (Note 9)	2,298.5	2,298.5
Total	4,588.1	4,573.5
Commitments and Contingencies (Note 10)
Total	$7,562.3	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2015	2014
Operating Revenues	(millions)
Electric revenues	$370.4	$391.0
Operating Expenses
Fuel	74.8	93.6
Purchased power	21.9	18.9
Transmission	13.4	10.6
Operating and maintenance expenses	118.3	127.2
Depreciation and amortization	56.5	51.7
General taxes	40.2	41.5
Total	325.1	343.5
Operating income	45.3	47.5
Non-operating income	4.4	6.0
Non-operating expenses	(1.7)	(1.6)
Interest charges	(31.5)	(30.7)
Income before income tax expense	16.5	21.2
Income tax expense	(3.3)	(4.0)
Net income	$13.2	$17.2
Comprehensive Income
Net income	$13.2	$17.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3
Derivative hedging activity, net of tax	1.4	1.3
Total other comprehensive income	1.4	1.3
Comprehensive income	$14.6	$18.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$13.2	$17.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	56.5	51.7
Amortization of:
Nuclear fuel	4.9	5.9
Other	7.4	8.2
Deferred income taxes, net	10.3	1.0
Investment tax credit amortization	(0.2)	(0.2)
Other operating activities (Note 2)	60.2	26.6
Net cash from operating activities	152.3	110.4
Cash Flows from Investing Activities
Utility capital expenditures	(181.8)	(160.5)
Allowance for borrowed funds used during construction	(2.1)	(3.2)
Purchases of nuclear decommissioning trust investments	(11.8)	(8.5)
Proceeds from nuclear decommissioning trust investments	11.0	7.6
Proceeds from sale of transmission assets	—	4.7
Other investing activities	(6.6)	(4.0)
Net cash from investing activities	(191.3)	(163.9)
Cash Flows from Financing Activities
Repayment of long-term debt	(14.0)	—
Net change in short-term borrowings	65.7	73.5
Net money pool borrowings	(12.6)	(0.2)
Dividends paid to Great Plains Energy	—	(18.0)
Net cash from financing activities	39.1	55.3
Net Change in Cash and Cash Equivalents	0.1	1.8
Cash and Cash Equivalents at Beginning of Year	2.7	4.0
Cash and Cash Equivalents at End of Period	$2.8	$5.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2015		2014
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		726.8		636.4
Net income		13.2		17.2
Dividends:
Common stock held by Great Plains Energy		—		(18.0)
Ending balance		740.0		635.6
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14.9)		(20.2)
Derivative hedging activity, net of tax		1.4		1.3
Ending balance		(13.5)		(18.9)
Total Common Shareholder's Equity		$2,289.6		$2,179.8
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 17 for additional information.
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2015	2014
Income	(millions, except per share amounts)
Net income	$18.9	$23.8
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$18.5	$23.4
Common Shares Outstanding
Average number of common shares outstanding	154.0	153.7
Add: effect of dilutive securities	0.4	0.3
Diluted average number of common shares outstanding	154.4	154.0
Basic and diluted EPS	$0.12	$0.15
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

Three Months Ended March 31	2015	2014
Performance shares	—	495,619
Restricted stock shares	—	71,573
Dividends Declared
In May 2015, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.245 per share on Great Plains Energy's common stock.  The common dividend is payable June 19, 2015, to shareholders of record as of May 29, 2015.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable September 1, 2015, to shareholders of record as of August 11, 2015.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. The new standard is effective for the Companies on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures. The Companies have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Great Plains Energy and KCP&L currently include debt issuance costs in Other - Investments and Other Assets on their consolidated balance sheets. The new guidance is effective for interim and annual periods beginning after December 15, 2015 with early adoption permitted. The Companies intend to early adopt ASU No. 2015-03 for the 2015 Form 10-K.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$17.8	$10.9
Fuel inventories	(12.1)	4.8
Materials and supplies	1.0	0.9
Accounts payable	(88.0)	(77.9)
Accrued taxes	34.5	34.6
Accrued interest	16.6	16.4
Deferred refueling outage costs	(15.6)	4.1
Pension and post-retirement benefit obligations	16.0	22.4
Allowance for equity funds used during construction	(3.3)	(4.7)
Fuel recovery mechanism	8.7	(6.6)
Solar rebates paid	(2.8)	(12.2)
Other	4.8	(11.4)
Total other operating activities	$(22.4)	$(18.7)
Cash paid during the period:
Interest	$27.4	$26.8
Income taxes	$0.1	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$38.7	$37.7

KCP&L Other Operating Activities
Three Months Ended March 31	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$29.7	$13.7
Fuel inventories	(11.6)	1.8
Materials and supplies	0.9	0.5
Accounts payable	(43.3)	(45.3)
Accrued taxes	73.3	38.1
Accrued interest	12.1	12.1
Deferred refueling outage costs	(15.6)	4.1
Pension and post-retirement benefit obligations	16.2	22.0
Allowance for equity funds used during construction	(2.7)	(4.7)
Fuel recovery mechanism	(2.2)	4.6
Solar rebates paid	(2.3)	(2.7)
Other	5.7	(17.6)
Total other operating activities	$60.2	$26.6
Cash paid during the period:
Interest	$16.4	$15.5
Non-cash investing activities:
Liabilities accrued for capital expenditures	$34.8	$29.4

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31
	2015	2014
Great Plains Energy	(millions)
Customer accounts receivable - billed	$0.9	$1.1
Customer accounts receivable - unbilled	64.1	75.3
Allowance for doubtful accounts - customer accounts receivable	(4.3)	(2.8)
Other receivables	81.8	86.7
Total	$142.5	$160.3
KCP&L
Customer accounts receivable - billed	$0.1	$0.6
Customer accounts receivable - unbilled	43.0	49.7
Allowance for doubtful accounts - customer accounts receivable	(2.0)	(1.2)
Other receivables	75.4	79.8
Total	$116.5	$128.9
Great Plains Energy's and KCP&L's other receivables at March 31, 2015, and December 31, 2014, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2015, and December 31, 2014, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $171.0 million. At March 31, 2015, and December 31, 2014, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
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

Three Months Ended March 31, 2015	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(349.8)	$349.8	$—	$(188.7)	$188.7	$—
Gain (loss) on sale of accounts receivable (a)	(4.4)	4.5	0.1	(2.4)	2.4	0.1
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.2)	(0.2)	—	(0.1)	(0.3)
Cash from customers (transferred) received	(359.8)	359.8	—	(194.8)	194.8	—
Cash received from (paid for) receivables purchased	355.3	(355.3)	—	192.3	(192.3)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Three Months Ended March 31, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(353.1)	$353.1	$—	$(193.8)	$193.8	$—
Gain (loss) on sale of accounts receivable (a)	(4.5)	4.6	0.1	(2.5)	2.5	0.1
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(367.6)	367.6	—	(200.8)	200.8	—
Cash received from (paid for) receivables purchased	363.0	(363.0)	—	198.3	(198.3)	—
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	March 31 2015	December 31 2014
Decommissioning Trust	(millions)
Beginning balance January 1	$199.0	$183.9
Contributions	0.8	3.3
Earned income, net of fees	0.9	3.6
Net realized gains	0.8	0.4
Net unrealized gains	2.0	7.8
Ending balance	$203.5	$199.0
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31, 2015				December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$88.3	$52.0	$(0.6)	$139.7	$87.2	$50.6	$(0.7)	$137.1
Debt securities	58.1	4.3	(0.1)	62.3	55.4	3.8	(0.1)	59.1
Other	1.5	—	—	1.5	2.8	—	—	2.8
Total	$147.9	$56.3	$(0.7)	$203.5	$145.4	$54.4	$(0.8)	$199.0
The weighted average maturity of debt securities held by the trust at March 31, 2015, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2015	2014
	(millions)
Realized gains	$1.4	$0.2
Realized losses	(0.6)	(0.1)

5. REGULATORY MATTERS
KCP&L Kansas Rate Case Proceedings
In January 2015, KCP&L filed an application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $67.3 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.48%. The request includes costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. Testimony from KCC staff and other parties regarding the case is expected May 11, 2015, with an evidentiary hearing to occur in June 2015. New rates will be effective on October 1, 2015.

KCP&L Missouri Rate Case Proceedings
In October 2014, KCP&L filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $120.9 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.36%. The request includes recovery of increased transmission and property tax expenses, costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. KCP&L also requested authorization to implement a Fuel Adjustment Clause (FAC).
Testimony from MPSC staff and other parties regarding the case was filed in April 2015. The MPSC staff's testimony recommended a return on equity range from 9.0% to 9.5% and a revenue increase range of approximately $82.4 million to $91.3 million, subject to change following the end of the true-up period of May 31, 2015. The outcome of the KCP&L Missouri rate case will likely be different from either of the positions of KCP&L or MPSC staff, though the decision of the MPSC cannot be predicted. An evidentiary hearing is scheduled to occur in June 2015. New rates will be effective on or around September 30, 2015.
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

	Pension Benefits		Other Benefits
Three Months Ended March 31	2015	2014	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$11.3	$9.1	$0.8	$0.9
Interest cost	12.6	12.7	1.7	2.0
Expected return on plan assets	(12.9)	(12.7)	(0.7)	(0.7)
Prior service cost	0.2	0.2	0.8	0.8
Recognized net actuarial loss	12.8	12.4	—	—
Net periodic benefit costs before regulatory adjustment	24.0	21.7	2.6	3.0
Regulatory adjustment	(3.2)	(0.4)	1.4	1.1
Net periodic benefit costs	$20.8	$21.3	$4.0	$4.1
For the three months ended March 31, 2015, Great Plains Energy contributed $9.7 million to the pension plans and expects to contribute an additional $69.2 million in 2015 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2015, Great Plains Energy expects to make contributions of $10.2 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2015	2014
Great Plains Energy	(millions)
Equity compensation expense	$(0.2)	$4.4
Income tax benefit	—	1.7
KCP&L
Equity compensation expense	$(0.1)	$3.1
Income tax benefit	—	1.1

Performance Shares
Performance share activity for the three months ended March 31, 2015, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2015	534,016	$25.11
Granted	228,049	24.06
Earned	(25,844)	19.48
Performance adjustment	(77,515)	19.48
Ending balance March 31, 2015	658,706	25.63
* weighted-average
At March 31, 2015, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted was $24.06 and $29.96 for the three months ended March 31, 2015, and 2014, respectively. At March 31, 2015, there was $11.2 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $0.5 million and $2.8 million for the three months ended March 31, 2015, and 2014, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2015, inputs for expected volatility, dividend yield and risk-free rates were 16%, 3.72% and 1.02%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2015, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2015	267,390	$22.31
Granted and issued	77,937	26.18
Vested	(98,341)	19.77
Ending balance March 31, 2015	246,986	24.54
* weighted-average
At March 31, 2015, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted was $26.18 and $25.73 for the three months ended March 31, 2015, and 2014, respectively.  At March 31, 2015, there was $3.7 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $1.9 million and $1.2 million for the three months ended March 31, 2015, and 2014, respectively.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2015, Great Plains Energy was in compliance with this covenant.  At March 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.  At December 31, 2014, Great Plains Energy had $4.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2015, KCP&L was in compliance with this covenant.  At March 31, 2015, KCP&L had $424.0 million of commercial paper outstanding at a weighted-average interest rate of 0.58%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, KCP&L had $358.3 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2015, GMO was in compliance with this covenant.  At March 31, 2015, GMO had $112.0 million of commercial paper outstanding at a weighted-average interest rate of 0.55%, had issued letters of credit totaling $3.0 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, GMO had no commercial paper outstanding, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.

9. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2015	2014
KCP&L		(millions)
General Mortgage Bonds
2.83% EIRR bonds(a)	2017-2035	$132.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.03% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		—	(14.0)
Unamortized discount		(3.8)	(3.8)
Total KCP&L excluding current maturities		2,298.5	2,298.5
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2016-2021	6.8	7.9
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.2	4.3
Total Great Plains Energy excluding current maturities		$3,486.8	$3,488.0

(a)	Weighted-average interest rates at March 31, 2015

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate
KCP&L General Mortgage Bonds
In March 2015, KCP&L repaid its $14.0 million secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds at maturity.

10. COMMITMENTS AND CONTINGENCIES
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

Great Plains Energy's and KCP&L's current estimates of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) over the next five years to comply with environmental regulations are in the following table. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from these cost estimates provided.

	2015	2016	2017	2018	2019
	(millions)
Great Plains Energy	$117.4	$41.8	$129.3	$102.1	$113.5
KCP&L	105.8	34.1	112.4	87.6	89.5

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
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  If the cost of the project exceeds the $1.23 billion estimate and KCP&L seeks to recover amounts exceeding the estimate, KCP&L will bear the burden of proving that any additional costs were prudently incurred.  KCP&L's 50% share of the estimated cost is $615 million. In September 2011, KCP&L commenced construction of the La Cygne Station project and at March 31, 2015, had incurred approximately $516 million of cash capital expenditures. The remaining cash capital expenditures are included in the estimated capital expenditures table above.  The environmental equipment was placed in-service at La Cygne No. 2 in March 2015 and at La Cygne No. 1 in April 2015.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. MATS Rule compliance commenced at KCP&L’s Iatan Station in April 2015 and will commence at KCP&L's La Cygne Station in December 2015. KCP&L’s and GMO’s other affected coal-fired units will be compliant in April 2016. Estimated costs to comply with the MATS Rule are included in the estimated capital expenditures table above.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. The rule became effective in January 2013 and allows three to four years for compliance. Estimated costs to comply with the Industrial Boiler Rule are included in the estimated capital expenditures table above.
SO2 NAAQS
In June 2010, the EPA strengthened the primary National Ambient Air Quality Standard (NAAQS) for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2013, the EPA designated a part of Jackson County, Missouri, which is in the Companies' service territory, as a nonattainment area for the new 1-hour SO2 standard. The Missouri Department of Natural Resources (MDNR) will now develop and submit their state implementation plan to the EPA to return the area to attainment of the standard, which may include stricter controls on certain industrial facilities. The Companies are unable to determine if there will be any financial and/or operational impacts until the state implementation plan is complete.
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
The Companies are subject to existing renewable energy standards in Missouri and Kansas. Management believes that national renewable energy standards are also possible.  The timing, provisions and impact of such possible future requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.
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

In May 2014, the EPA finalized regulations pursuant to Section 316(b) of the Clean Water Act regarding cooling water intake structures pursuant to a court approved settlement.  KCP&L generation facilities with cooling water intake structures are subject to the best technology available standards based on studies completed to comply with such standards. The rule provides flexibility to work with the states to develop the best technology available to minimize aquatic species impacted by being pinned against intake screens (impingement) or drawn into cooling water systems (entrainment). Estimated costs to comply with Section 316(b) of the Clean Water Act are included in the estimated capital expenditures table above.
KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit.  KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require KCP&L to reduce its generation at Hawthorn Station, install cooling towers or other technology to cool the water, or both, any of which could have a significant impact on KCP&L's results of operations, financial position and cash flows.  The outcome could also affect the terms of water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The cost of complying with the CCR rule is currently being evaluated and has the potential of having a significant financial and operational impact on Great Plains Energy and KCP&L.  The rule was promulgated in the Federal Register on April 17, 2015 and is effective six months after promulgation with various obligations effective at specified times within the rule. Great Plains Energy and KCP&L expect to record an increase in asset retirement obligations with a corresponding increase to utility plant in the second quarter of 2015 but the Companies are still evaluating the impact of the rule and have not yet determined the amount of the increase.

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
At March 31, 2015, and December 31, 2014, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2015, and December 31, 2014, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
11. LEGAL PROCEEDINGS
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

12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $46.0 million and $44.6 million, respectively, for the three months ended March 31, 2015, and 2014. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $0.1 million and $10.4 million for the three months ended March 31, 2015, and 2014, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2014, KCP&L had a money pool payable to GMO of $12.6 million. The following table summarizes KCP&L's related party net receivables.

	March 31	December 31
	2015	2014
	(millions)
Net receivable from GMO	$30.4	$38.2
Net receivable from Great Plains Energy	21.1	18.0
13. DERIVATIVE INSTRUMENTS
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At March 31, 2015, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
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

KCP&L and GMO have Transmission Congestion Rights (TCR) that they utilize to hedge against congestion costs and protect load prices in the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments assigned to KCP&L's Missouri jurisdiction are recorded as derivative assets or liabilities with an offsetting entry recorded to electric revenue. The fair values of these instruments assigned to KCP&L's Kansas jurisdiction and GMO are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. For KCP&L's Kansas jurisdiction and GMO, the settlement costs are included in their fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At March 31, 2015, GMO had financial contracts in place to hedge approximately 53%, 27% and 9% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2015, 2016 and 2017, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	March 31		December 31
	2015		2014
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$30.9	$(4.1)	$14.9	$(2.4)
Forward contracts
Non-hedging derivatives	24.7	3.9	29.7	4.1
Transmission congestion rights
Non-hedging derivatives	11.4	(1.9)	28.3	2.6
Option contracts
Non-hedging derivatives	2.3	0.2	1.7	0.1
KCP&L
Futures contracts
Non-hedging derivatives	$2.3	$0.1	$—	$—
Transmission congestion rights
Non-hedging derivatives	8.9	(0.8)	23.6	3.1
Option contracts
Non-hedging derivatives	1.6	0.1	—	—
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$6.0	$7.9

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.6	$4.2

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$1.8	$2.4

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$4.0	$0.9

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
March 31, 2015	(millions)
Derivative assets	$6.0	$(1.8)	$4.2	$—	$—	$4.2
Derivative liabilities	7.9	(4.2)	3.7	—	—	3.7
December 31, 2014
Derivative assets	$8.6	$(1.2)	$7.4	$—	$—	$7.4
Derivative liabilities	4.2	(3.5)	0.7	—	—	0.7

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
March 31, 2015	(millions)
Derivative assets	$1.8	$(1.6)	$0.2	$—	$—	$0.2
Derivative liabilities	2.4	(1.6)	0.8	—	—	0.8
December 31, 2014
Derivative assets	$4.0	$(0.9)	$3.1	$—	$—	$3.1
Derivative liabilities	0.9	(0.9)	—	—	—	—
At March 31, 2015, and December 31, 2014, Great Plains Energy offset $2.4 million and $2.3 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 15 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at March 31, 2015, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at March 31, 2015, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Derivatives Not Designated as Hedging Instruments
Three Months Ended March 31	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(5.2)	$—
Fuel	(0.5)	0.4
Purchased power	(0.1)	1.3
Regulatory asset	(6.3)	—
Regulatory liability	—	1.1
Total	$(12.1)	$2.8

KCP&L
	Derivatives Not Designated as Hedging Instruments
Three Months Ended March 31	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(5.2)	$—
Fuel	0.2	—
Purchased power	—	0.9
Regulatory asset	(1.4)	(0.1)
Total	$(6.4)	$0.8

14. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At March 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.9 billion, respectively. At December 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At March 31, 2015, and December 31, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	March 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$139.7	$139.7	$—	$—
Debt securities
U.S. Treasury	25.4	25.4	—	—
U.S. Agency	3.4	—	3.4	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.0	—	29.0	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	1.5	1.5	—	—
Total nuclear decommissioning trust	203.5	166.6	36.9	—
Self-insured health plan trust (b)
Equity securities	1.2	1.2	—	—
Debt securities	7.1	—	7.1	—
Cash and cash equivalents	6.5	6.5	—	—
Total self-insured health plan trust	14.8	7.7	7.1	—
Derivative instruments (c)	1.8	0.1	0.1	1.6
Total	$220.1	$174.4	$44.1	$1.6
Liabilities
Derivative instruments (c)	2.4	—	—	2.4
Total	$2.4	$—	$—	$2.4
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.2	$—	$3.3	$0.9
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.9	—	17.9	—
Total SERP rabbi trusts	18.0	0.1	17.9	—
Total	22.2	0.1	21.2	0.9
Liabilities
Derivative instruments (c)	5.5	4.2	—	1.3
Total	$5.5	$4.2	$—	$1.3
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$203.5	$166.6	$36.9	$—
Self-insured health plan trust (b)	14.8	7.7	7.1	—
Derivative instruments (c)	6.0	0.1	3.4	2.5
SERP rabbi trusts (d)	18.0	0.1	17.9	—
Total	242.3	174.5	65.3	2.5
Liabilities
Derivative instruments (c)	7.9	4.2	—	3.7
Total	$7.9	$4.2	$—	$3.7

Description	December 31 2014	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	22.9	22.9	—	—
U.S. Agency	3.5	—	3.5	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	28.1	—	28.1	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.3	2.3	—	—
Other	0.5	—	0.5	—
Total nuclear decommissioning trust	199.0	162.3	36.7	—
Self-insured health plan trust (b)
Equity securities	1.3	1.3	—	—
Debt securities	7.6	—	7.6	—
Cash and cash equivalents	6.2	6.2	—	—
Total self-insured health plan trust	15.1	7.5	7.6	—
Derivative instruments (c)	4.0	—	—	4.0
Total	$218.1	$169.8	$44.3	$4.0
Liabilities
Derivative instruments (c)	0.9	—	—	0.9
Total	$0.9	$—	$—	$0.9
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$—	$3.4	$1.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.8	—	17.8	—
Total SERP rabbi trusts	17.9	0.1	17.8	—
Total	22.5	0.1	21.2	1.2
Liabilities
Derivative instruments (c)	3.3	2.4	0.1	0.8
Total	$3.3	$2.4	$0.1	$0.8
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$199.0	$162.3	$36.7	$—
Self-insured health plan trust (b)	15.1	7.5	7.6	—
Derivative instruments (c)	8.6	—	3.4	5.2
SERP rabbi trusts (d)	17.9	0.1	17.8	—
Total	240.6	169.9	65.5	5.2
Liabilities
Derivative instruments (c)	4.2	2.4	0.1	1.7
Total	$4.2	$2.4	$0.1	$1.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(d)
Fair value is based on quoted market prices for equity securities and Net Asset Value (NAV) per share for fixed income funds. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables reconcile the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.5	$3.3
Total realized/unrealized gains (losses):
included in electric revenue	(5.2)	—
included in purchased power expense	(0.1)	1.3
included in non-operating income	2.1	7.1
included in regulatory asset	(2.0)	—
Purchases	0.2	6.1
Settlements	0.3	(10.9)
Net asset (liability) at March 31	$(1.2)	$6.9
Total unrealized gains (losses) relating to assets (liabilities) still on the consolidated balance sheet at March 31:
included in electric revenue	$(1.5)	$—
included in purchased power expense	—	(0.1)
included in non-operating income	(0.1)	0.1
included in regulatory asset	(2.0)	—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(5.2)	—
included in purchased power expense	—	0.9
included in regulatory asset	(1.4)	(0.1)
Purchases	(0.4)	5.1
Settlements	3.1	(3.1)
Net asset (liability) at March 31	$(0.8)	$3.9
Total unrealized losses relating to assets (liabilities) still on the consolidated balance sheet at March 31:
included in electric revenue	$(1.5)	$—
included in purchased power expense	—	(0.1)
included in regulatory asset	(1.4)	(0.1)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Three Months Ended March 31, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income (loss)	1.4	0.1	1.5
Ending balance March 31	$(14.4)	$(2.8)	$(17.2)
Three Months Ended March 31, 2014
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.2	3.0
Net current period other comprehensive income	2.8	0.2	3.0
Ending balance March 31	$(21.0)	$(1.3)	$(22.3)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Three Months Ended March 31, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	1.4
Net current period other comprehensive income	1.4
Ending balance March 31	$(13.5)
Three Months Ended March 31, 2014
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	1.3
Net current period other comprehensive income	1.3
Ending balance March 31	$(18.9)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(4.7)	Interest charges
	(2.3)	(4.7)	Income before income tax expense and income from equity investments
	0.9	1.9	Income tax benefit
	$(1.4)	$(2.8)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income before income tax expense and income from equity investments
	0.1	—	Income tax benefit
	$(0.1)	$(0.2)	Net income

Total reclassifications, net of tax	$(1.5)	$(3.0)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.2)	Interest charges
	(2.3)	(2.2)	Income before income tax expense
	0.9	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.4)	$(1.3)	Net income

16. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2015	2014
Current income taxes	(millions)
Federal	$0.5	$0.3
State	(0.1)	0.1
Total	0.4	0.4
Deferred income taxes
Federal	5.1	6.6
State	1.4	1.7
Total	6.5	8.3
Noncurrent income taxes
Foreign	—	(0.2)
Investment tax credit amortization	(0.4)	(0.4)
Income tax expense	$6.5	$8.1

KCP&L
Three Months Ended March 31	2015	2014
Current income taxes	(millions)
Federal	$(5.7)	$2.7
State	(1.1)	0.5
Total	(6.8)	3.2
Deferred income taxes
Federal	8.3	0.4
State	2.0	0.6
Total	10.3	1.0
Investment tax credit amortization	(0.2)	(0.2)
Income tax expense	$3.3	$4.0
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2015	2014
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.7)	(1.8)
Amortization of investment tax credits	(1.4)	(1.2)
Federal income tax credits	(10.0)	(9.1)
State income taxes	3.3	3.8
Changes in uncertain tax positions, net	—	(0.6)
Other	(0.7)	(0.7)
Effective income tax rate	25.5%	25.4%

KCP&L
Three Months Ended March 31	2015	2014
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.5)	(3.7)
Amortization of investment tax credits	(1.6)	(1.2)
Federal income tax credits	(15.2)	(13.8)
State income taxes	3.7	3.4
Other	(1.7)	(1.1)
Effective income tax rate	19.7%	18.6%
17. SEGMENTS AND RELATED INFORMATION
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$549.1	$—	$—	$549.1
Depreciation and amortization	(79.8)	—	—	(79.8)
Interest (charges) income	(45.3)	(10.0)	8.0	(47.3)
Income tax (expense) benefit	(7.9)	1.4	—	(6.5)
Net income (loss)	20.9	(2.0)	—	18.9

Three Months Ended March 31, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$585.1	$—	$—	$585.1
Depreciation and amortization	(74.5)	—	—	(74.5)
Interest (charges) income	(47.0)	(12.6)	10.2	(49.4)
Income tax (expense) benefit	(9.8)	1.7	—	(8.1)
Net income (loss)	26.1	(2.3)	—	23.8

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2015	(millions)
Assets	$10,899.6	$101.9	$(407.1)	$10,594.4
Capital expenditures (a)	217.9	—	—	217.9
December 31, 2014
Assets	$10,746.1	$33.1	$(303.5)	$10,475.7
Capital expenditures (a)	773.7	—	—	773.7
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 842,700 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2015, decreased to $18.5 million or $0.12 per share from $23.4 million or $0.15 per share for the same period in 2014 driven by:

•
an $11.7 million decrease in gross margin driven by weather, partially offset by recovery of program costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA), which have a direct offset in utility operating and maintenance expense;

•
a $9.2 million decrease in utility operating and maintenance expenses primarily driven by decreased Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization and a planned mid-cycle maintenance outage that began in the first quarter of 2014; and decreased distribution operating and maintenance expenses; partially offset by increased program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $5.3 million increase in depreciation and amortization expense driven by capital additions; and

•	a $1.6 million decrease in income tax expense primarily due to decreased pre-tax income.
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
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.

Wolf Creek Mid-Cycle Maintenance Outage and Refueling Outage
Wolf Creek's latest refueling outage began on February 28, 2015, and ended on May 3, 2015. Wolf Creek had a mid-cycle maintenance outage that began on March 8, 2014, and ended on May 13, 2014. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2016.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2015	2014
	(millions)
Operating revenues	$549.1	$585.1
Fuel	(107.6)	(135.2)
Purchased power	(45.4)	(45.4)
Transmission	(20.9)	(17.6)
Gross margin (a)	375.2	386.9
Other operating expenses	(225.3)	(234.5)
Depreciation and amortization	(79.8)	(74.5)
Operating income	70.1	77.9
Non-operating income and expenses	2.3	3.3
Interest charges	(47.3)	(49.4)
Income tax expense	(6.5)	(8.1)
Income from equity investments	0.3	0.1
Net income	18.9	23.8
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$18.5	$23.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2015, decreased to $18.5 million or $0.12 per share from $23.4 million or $0.15 per share for the same period in 2014.
Electric utility's net income decreased $5.2 million for the three months ended March 31, 2015, compared to the same period in 2014 due to:

•	an $11.7 million decrease in gross margin driven by:

•	an estimated $13 million decrease due to weather driven by a 13% decrease in heating degree days; and

•
a $4.0 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $9.3 million decrease in other operating expenses primarily due to:

•
an $8.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $2.5 million and $4.4 million from a planned mid-cycle maintenance outage that began in the first quarter of 2014;

•	a $2.2 million decrease in distribution operating and maintenance expenses; and

•
a $4.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $5.3 million increase in depreciation and amortization expense due to capital additions; and

•	a $1.9 million decrease in income tax expense primarily due to decreased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $0.3 million for the three months ended March 31, 2015, compared to the same period in 2014.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2015	2014
	(millions)
Operating revenues	$549.1	$585.1
Fuel	(107.6)	(135.2)
Purchased power	(45.4)	(45.4)
Transmission	(20.9)	(17.6)
Gross margin (a)	375.2	386.9
Other operating expenses	(224.5)	(233.8)
Depreciation and amortization	(79.8)	(74.5)
Operating income	70.9	78.6
Non-operating income and expenses	3.2	4.3
Interest charges	(45.3)	(47.0)
Income tax expense	(7.9)	(9.8)
Net income	$20.9	$26.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$223.6	$240.9	(7)	2,288	2,551	(10)
Commercial	219.2	217.2	1	2,661	2,657	—
Industrial	47.1	46.7	1	751	748	—
Other retail revenues	5.0	5.0	1	29	29	—
Kansas property tax surcharge	0.3	1.2	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	6.6	4.1	N/M	N/A	N/A	N/A
Fuel recovery mechanisms	3.7	13.4	N/M	N/A	N/A	N/A
Total retail	505.5	528.5	(4)	5,729	5,985	(4)
Wholesale revenues	28.6	42.4	(33)	1,173	1,383	(15)
Other revenues	15.0	14.2	6	N/A	N/A	N/A
Operating revenues	549.1	585.1	(6)	6,902	7,368	(6)
Fuel	(107.6)	(135.2)	(20)
Purchased power	(45.4)	(45.4)	—
Transmission	(20.9)	(17.6)	19
Gross margin (a)	$375.2	$386.9	(3)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b) Consists of recovery of program costs of $6.7 million and $2.7 million for the three months ended March 31, 2015, and 2014, respectively, that have a direct offset in utility operating and maintenance expenses and recovery (provision for refund) of throughput disincentive of $(0.1) million and $1.4 million for the three months ended March 31, 2015, and 2014, respectively.

(c) N/M - not meaningful
Electric utility's gross margin decreased $11.7 million for the three months ended March 31, 2015, compared to the same period in 2014 driven by:

•	an estimated $13 million decrease due to weather driven by a 13% decrease in heating degree days; and

•
a $4.0 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $9.3 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to:

•
an $8.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $2.5 million and $4.4 million from a planned mid-cycle maintenance outage that began in the first quarter of 2014;

•	a $2.2 million decrease in distribution operating and maintenance expenses; and

•
a $4.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $5.3 million for the three months ended March 31, 2015, compared to the same period in 2014 due to capital additions.

Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $1.9 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2015 compared to December 31, 2014)

•	Great Plains Energy's construction work in progress decreased $389.8 million primarily due to a portion of environmental upgrades at KCP&L's La Cygne Station being placed into service in March 2015.

•	Great Plains Energy's commercial paper increased $177.7 million primarily due to borrowings for capital expenditures and other general corporate purposes.

•	Great Plains Energy's current maturities of long-term debt decreased $14.0 million due to the repayment of KCP&L's $14.0 million secured Series 2005 EIRR bonds at maturity in March 2015.

•	Great Plains Energy's accounts payable decreased $107.0 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $34.5 million primarily due to the timing of property tax payments.
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
Great Plains Energy's liquid resources at March 31, 2015, consisted of $12.2 million of cash and cash equivalents on hand and $702.3 million of unused bank lines of credit.  The unused lines consisted of $190.0 million from Great Plains Energy's revolving credit facility, $173.3 million from KCP&L's credit facilities and $339.0 million from GMO's credit facilities.  See Note 8 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $7.9 million decrease in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2015, compared to the same period in 2014 was primarily due to a $4.9 million decrease in net income. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures increased $32.7 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to an increase in cash utility capital expenditures related to infrastructure and system improvements partially offset by a decrease in expenditures related to environmental upgrades at KCP&L's La Cygne Station.
In January 2014, KCP&L and GMO completed the sale of two SPP-approved regional transmission projects, at cost, to Transource Missouri, LLC for cash proceeds of $37.7 million.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities increased $74.3 million for the three months ended March 31, 2015, compared to the same period in 2014 due to an increase in the net change in short-term borrowings driven by borrowings for capital expenditures and other general corporate purposes.
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
In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) 1.75% over the prime rate or federal funds rate; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At March 31, 2015, there was $576.0 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At March 31, 2015, there was $638.0 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2015, GMO had an outstanding payable to Great Plains Energy under the money pool of $2.0 million.
Debt Agreements
See Note 8 to the consolidated financial statements for information regarding revolving credit facilities.

Significant Financing Activities
Great Plains Energy has an effective shelf registration statement for the sale of unspecified amounts of securities with the SEC that was filed and became effective in March 2015 and expires in March 2018.
KCP&L has an effective shelf registration statement providing for the sale of unspecified amounts of investment grade notes and general mortgage bonds with the SEC that was filed and became effective in March 2015 and expires in March 2018.
Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.
For the three months ended March 31, 2015, the Company contributed $9.7 million to the pension plans and expects to contribute an additional $69.2 million in 2015 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2015	2014
	(millions)
Operating revenues	$370.4	$391.0
Fuel	(74.8)	(93.6)
Purchased power	(21.9)	(18.9)
Transmission	(13.4)	(10.6)
Gross margin (a)	260.3	267.9
Other operating expenses	(158.5)	(168.7)
Depreciation and amortization	(56.5)	(51.7)
Operating income	45.3	47.5
Non-operating income and expenses	2.7	4.4
Interest charges	(31.5)	(30.7)
Income tax expense	(3.3)	(4.0)
Net income	$13.2	$17.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$135.9	$145.0	(6)	1,333	1,459	(9)
Commercial	162.3	160.8	1	1,878	1,868	—
Industrial	28.8	29.1	(1)	426	434	(2)
Other retail revenues	3.0	3.1	(1)	22	22	—
Kansas property tax surcharge	0.3	1.2	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	3.7	—	N/M	N/A	N/A	N/A
Fuel recovery mechanism	4.5	(3.1)	N/M	N/A	N/A	N/A
Total retail	338.5	336.1	1	3,659	3,783	(3)
Wholesale revenues	25.5	49.8	(49)	1,062	1,620	(34)
Other revenues	6.4	5.1	22	N/A	N/A	N/A
Operating revenues	370.4	391.0	(5)	4,721	5,403	(13)
Fuel	(74.8)	(93.6)	(20)
Purchased power	(21.9)	(18.9)	16
Transmission	(13.4)	(10.6)	26
Gross margin (a)	$260.3	$267.9	(3)

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $3.3 million for the three months ended March 31, 2015 that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $0.4 million for the three months ended March 31, 2015.

(c)	N/M - not meaningful
KCP&L's gross margin decreased $7.6 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to:

•	an estimated $8 million decrease due to weather driven by a 13% decrease in heating degree days; and

•
a $3.3 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense, due to the implementation of KCP&L's MEEIA programs in August 2014.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $10.2 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to:

•
an $8.4 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $2.5 million and $4.4 million from a planned mid-cycle maintenance outage that began in the first quarter of 2014;

•	a $1.8 million decrease in distribution operating and maintenance expenses; and

•
a $3.3 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $4.8 million for the three months ended March 31, 2015, compared to the same period in 2014 due to capital additions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, compliance, operational and credit risks and are discussed elsewhere in this document as well as in the 2014 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2014 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2015, was $8.5 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2014 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
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
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy's annual meeting of shareholders was held on May 5, 2015. In accordance with the recommendations of the Board, the shareholders (i) elected ten directors, (ii) approved an advisory resolution approving the 2014 executive compensation of the named executive officers, as disclosed in Great Plains Energy's 2015 proxy statement, (iii) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2015 and (iv) voted against the shareholder proposal requesting adoption of emissions reduction goals and a report on carbon reduction.  The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.

Proposal 1: Election of the Company's Ten Nominees as Directors
The ten persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy's annual meeting in 2016, and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Terry Bassham	112,946,077	6,457,138	23,061,938
David L. Bodde	117,227,862	2,175,353	23,061,938
Randall C. Ferguson, Jr.	117,414,355	1,988,860	23,061,938
Gary D. Forsee	117,740,567	1,662,648	23,061,938
Scott D. Grimes	117,958,765	1,444,450	23,061,938
Thomas D. Hyde	117,976,728	1,426,487	23,061,938
James A. Mitchell	116,719,683	2,683,532	23,061,938
Ann D. Murtlow	117,783,227	1,619,988	23,061,938
John J. Sherman	118,086,931	1,316,284	23,061,938
Linda H. Talbott	117,111,437	2,291,778	23,061,938
No votes were cast against the nominees due to cumulative voting.
Proposal 2: Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the compensation of the named executive officers disclosed in its proxy statement, including the “Compensation Discussion and Analysis” section, the compensation tables and any related materials disclosed in its proxy statement.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
113,094,087	5,373,575	935,553	23,061,938
Proposal 3: Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants
Great Plains Energy submitted a proposal for its shareholders to ratify the Audit Committee's appointment of Deloitte & Touche LLP as its independent public accountants for 2015. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions
140,630,414	1,293,847	540,892
Proposal 4: A shareholder proposal requesting adoption of emissions reduction goals and a report on carbon reduction.

Votes For	Votes Against	Abstentions	Broker Non-Votes
33,159,415	64,867,094	21,376,706	23,061,938
KANSAS CITY POWER & LIGHT COMPANY

Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	+	Form of 2015 three-year Performance Share Agreement.	Great Plains Energy KCP&L

10.2	+	Form of 2015 Restricted Stock Agreement.	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2015.	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2015.	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of James C. Shay.	KCP&L

32.1	*	Section 1350 Certifications.	Great Plains Energy

32.2	*	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 7, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 7, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 7, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 7, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)