Form 10-Q
period 2015-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2015-08-06
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

On August 3, 2015, Great Plains Energy Incorporated had 154,333,594 shares of common stock outstanding.  On August 3, 2015, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.2	$13.0
Funds on deposit	2.9	1.2
Receivables, net	196.2	160.3
Accounts receivable pledged as collateral	163.0	171.0
Fuel inventories, at average cost	102.3	90.1
Materials and supplies, at average cost	152.4	152.7
Deferred refueling outage costs	30.2	12.5
Refundable income taxes	3.4	3.1
Deferred income taxes	89.9	78.1
Prepaid expenses and other assets	35.6	36.9
Total	788.1	718.9
Utility Plant, at Original Cost
Electric	13,017.0	12,128.7
Less - accumulated depreciation	4,847.0	4,828.3
Net utility plant in service	8,170.0	7,300.4
Construction work in progress	296.8	900.0
Nuclear fuel, net of amortization of $175.7 and $187.5	71.1	79.2
Total	8,537.9	8,279.6
Investments and Other Assets
Nuclear decommissioning trust fund	203.3	199.0
Regulatory assets	986.1	1,034.6
Goodwill	169.0	169.0
Other	77.8	74.6
Total	1,436.2	1,477.2
Total	$10,762.2	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$11.0	$4.0
Collateralized note payable	163.0	171.0
Commercial paper	629.3	358.3
Current maturities of long-term debt	1.1	15.1
Accounts payable	255.8	388.0
Accrued taxes	78.0	30.4
Accrued interest	40.0	41.3
Accrued compensation and benefits	38.9	35.2
Pension and post-retirement liability	2.8	2.8
Other	28.8	24.7
Total	1,248.7	1,070.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,132.9	1,089.7
Deferred tax credits	125.3	126.0
Asset retirement obligations	271.5	195.9
Pension and post-retirement liability	505.9	508.6
Regulatory liabilities	290.7	282.7
Other	81.7	88.9
Total	2,408.0	2,291.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,422,890 and 154,254,037 shares issued, stated value	2,643.7	2,639.3
Retained earnings	954.2	967.8
Treasury stock - 96,463 and 91,281 shares, at cost	(2.5)	(2.3)
Accumulated other comprehensive loss	(15.6)	(18.7)
Total	3,579.8	3,586.1
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 10)	3,486.7	3,488.0
Total	7,105.5	7,113.1
Commitments and Contingencies (Note 11)
Total	$10,762.2	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
Operating Revenues	(millions, except per share amounts)
Electric revenues	$609.0	$648.4	$1,158.1	$1,233.5
Operating Expenses
Fuel	99.9	115.4	207.5	250.6
Purchased power	48.8	79.1	94.2	124.5
Transmission	20.3	18.7	41.2	36.3
Utility operating and maintenance expenses	183.4	183.4	354.9	364.1
Depreciation and amortization	83.5	75.6	163.3	150.1
General taxes	52.1	50.6	104.8	103.4
Other	1.1	1.4	2.2	2.4
Total	489.1	524.2	968.1	1,031.4
Operating income	119.9	124.2	190.0	202.1
Non-operating income	2.2	7.0	8.2	13.4
Non-operating expenses	(3.6)	(3.9)	(7.3)	(7.0)
Interest charges	(50.0)	(48.3)	(97.3)	(97.7)
Income before income tax expense and income from equity investments	68.5	79.0	93.6	110.8
Income tax expense	(24.5)	(27.0)	(31.0)	(35.1)
Income from equity investments, net of income taxes	0.4	0.1	0.7	0.2
Net income	44.4	52.1	63.3	75.9
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$44.0	$51.7	$62.5	$75.1

Average number of basic common shares outstanding	154.1	153.8	154.1	153.8
Average number of diluted common shares outstanding	154.5	154.0	154.5	154.0

Basic and diluted earnings per common share	$0.28	$0.34	$0.40	$0.49

Cash dividends per common share	$0.245	$0.23	$0.49	$0.46
Comprehensive Income
Net income	$44.4	$52.1	$63.3	$75.9
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	2.5	2.8	5.3
Derivative hedging activity, net of tax	1.4	2.5	2.8	5.3
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.2	—	0.3	0.2
Change in unrecognized pension expense, net of tax	0.2	—	0.3	0.2
Total other comprehensive income	1.6	2.5	3.1	5.5
Comprehensive income	$46.0	$54.6	$66.4	$81.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$63.3	$75.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	163.3	150.1
Amortization of:
Nuclear fuel	10.0	10.3
Other	23.6	26.1
Deferred income taxes, net	31.3	38.4
Investment tax credit amortization	(0.7)	(0.8)
Income from equity investments, net of income taxes	(0.7)	(0.2)
Other operating activities (Note 2)	(73.4)	(127.9)
Net cash from operating activities	216.7	171.9
Cash Flows from Investing Activities
Utility capital expenditures	(366.8)	(352.9)
Allowance for borrowed funds used during construction	(3.6)	(6.9)
Purchases of nuclear decommissioning trust investments	(22.3)	(13.9)
Proceeds from nuclear decommissioning trust investments	20.7	12.3
Proceeds from sale of transmission assets	—	37.7
Other investing activities	(24.6)	(17.2)
Net cash from investing activities	(396.6)	(340.9)
Cash Flows from Financing Activities
Issuance of common stock	1.6	2.5
Repayment of long-term debt	(15.1)	(13.4)
Net change in short-term borrowings	278.0	259.3
Net change in collateralized short-term borrowings	(8.0)	(4.0)
Dividends paid	(76.4)	(71.6)
Other financing activities	(1.0)	(1.9)
Net cash from financing activities	179.1	170.9
Net Change in Cash and Cash Equivalents	(0.8)	1.9
Cash and Cash Equivalents at Beginning of Year	13.0	10.6
Cash and Cash Equivalents at End of Period	$12.2	$12.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2015		2014
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,254,037	$2,639.3	153,995,621	$2,631.1
Issuance of common stock	90,916	2.4	95,745	2.4
Issuance of restricted common stock	77,937	2.0	71,860	1.9
Equity compensation expense, net of forfeitures		0.9		0.2
Unearned Compensation
Issuance of restricted common stock		(2.0)		(1.9)
Compensation expense recognized		1.0		1.0
Other		0.1		1.1
Ending balance	154,422,890	2,643.7	154,163,226	2,635.8
Retained Earnings
Beginning balance		967.8		871.4
Net income		63.3		75.9
Dividends:
Common stock ($0.49 and $0.46 per share)		(75.6)		(70.8)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.5)		(0.4)
Ending balance		954.2		875.3
Treasury Stock
Beginning balance	(91,281)	(2.3)	(129,290)	(2.8)
Treasury shares acquired	(53,895)	(1.4)	(73,273)	(1.9)
Treasury shares reissued	48,713	1.2	112,369	2.4
Ending balance	(96,463)	(2.5)	(90,194)	(2.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(18.7)		(25.3)
Derivative hedging activity, net of tax		2.8		5.3
Change in unrecognized pension expense, net of tax		0.3		0.2
Ending balance		(15.6)		(19.8)
Total Great Plains Energy Common Shareholders' Equity		$3,579.8		$3,489.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.9	$2.7
Funds on deposit	1.0	0.6
Receivables, net	144.9	128.9
Related party receivables	54.1	68.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	70.7	58.8
Materials and supplies, at average cost	110.0	110.1
Deferred refueling outage costs	30.2	12.5
Refundable income taxes	—	57.5
Deferred income taxes	1.0	5.0
Prepaid expenses and other assets	31.5	32.7
Total	556.3	587.6
Utility Plant, at Original Cost
Electric	9,532.6	8,737.3
Less - accumulated depreciation	3,645.5	3,658.7
Net utility plant in service	5,887.1	5,078.6
Construction work in progress	204.4	791.2
Nuclear fuel, net of amortization of $175.7 and $187.5	71.1	79.2
Total	6,162.6	5,949.0
Investments and Other Assets
Nuclear decommissioning trust fund	203.3	199.0
Regulatory assets	726.1	745.7
Other	30.0	29.5
Total	959.4	974.2
Total	$7,678.3	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	484.0	358.3
Current maturities of long-term debt	—	14.0
Accounts payable	215.3	305.2
Related party payables	—	12.6
Accrued taxes	60.5	23.6
Accrued interest	27.5	29.0
Accrued compensation and benefits	38.9	35.2
Pension and post-retirement liability	1.5	1.5
Other	12.5	12.4
Total	950.2	901.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,033.0	1,016.9
Deferred tax credits	123.8	124.3
Asset retirement obligations	234.6	177.7
Pension and post-retirement liability	483.0	485.4
Regulatory liabilities	173.7	172.0
Other	61.1	59.2
Total	2,109.2	2,035.5
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	769.4	726.8
Accumulated other comprehensive loss	(12.2)	(14.9)
Total	2,320.3	2,275.0
Long-term debt (Note 10)	2,298.6	2,298.5
Total	4,618.9	4,573.5
Commitments and Contingencies (Note 11)
Total	$7,678.3	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
Operating Revenues	(millions)
Electric revenues	$417.4	$439.5	$787.8	$830.5
Operating Expenses
Fuel	73.1	88.2	147.9	181.8
Purchased power	28.6	40.5	50.5	59.4
Transmission	12.7	12.0	26.1	22.6
Operating and maintenance expenses	124.6	129.1	242.9	256.3
Depreciation and amortization	59.8	52.6	116.3	104.3
General taxes	39.5	38.9	79.7	80.4
Other	(0.2)	—	(0.2)	—
Total	338.1	361.3	663.2	704.8
Operating income	79.3	78.2	124.6	125.7
Non-operating income	1.3	5.2	5.7	11.2
Non-operating expenses	(2.2)	(2.0)	(3.9)	(3.6)
Interest charges	(34.1)	(31.0)	(65.6)	(61.7)
Income before income tax expense	44.3	50.4	60.8	71.6
Income tax expense	(14.9)	(15.6)	(18.2)	(19.6)
Net income	$29.4	$34.8	$42.6	$52.0
Comprehensive Income
Net income	$29.4	$34.8	$42.6	$52.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4	2.7	2.7
Derivative hedging activity, net of tax	1.3	1.4	2.7	2.7
Total other comprehensive income	1.3	1.4	2.7	2.7
Comprehensive income	$30.7	$36.2	$45.3	$54.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$42.6	$52.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	116.3	104.3
Amortization of:
Nuclear fuel	10.0	10.3
Other	14.1	15.5
Deferred income taxes, net	20.6	19.2
Investment tax credit amortization	(0.5)	(0.5)
Other operating activities (Note 2)	14.9	(53.2)
Net cash from operating activities	218.0	147.6
Cash Flows from Investing Activities
Utility capital expenditures	(297.4)	(293.4)
Allowance for borrowed funds used during construction	(2.5)	(6.0)
Purchases of nuclear decommissioning trust investments	(22.3)	(13.9)
Proceeds from nuclear decommissioning trust investments	20.7	12.3
Proceeds from sale of transmission assets	—	4.7
Other investing activities	(15.4)	(9.5)
Net cash from investing activities	(316.9)	(305.8)
Cash Flows from Financing Activities
Repayment of long-term debt	(14.0)	—
Net change in short-term borrowings	125.7	195.1
Net money pool borrowings	(12.6)	(0.2)
Dividends paid to Great Plains Energy	—	(36.0)
Net cash from financing activities	99.1	158.9
Net Change in Cash and Cash Equivalents	0.2	0.7
Cash and Cash Equivalents at Beginning of Year	2.7	4.0
Cash and Cash Equivalents at End of Period	$2.9	$4.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2015		2014
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		726.8		636.4
Net income		42.6		52.0
Dividends:
Common stock held by Great Plains Energy		—		(36.0)
Ending balance		769.4		652.4
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14.9)		(20.2)
Derivative hedging activity, net of tax		2.7		2.7
Ending balance		(12.2)		(17.5)
Total Common Shareholder's Equity		$2,320.3		$2,198.0
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
Income	(millions, except per share amounts)
Net income	$44.4	$52.1	$63.3	$75.9
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$44.0	$51.7	$62.5	$75.1
Common Shares Outstanding
Average number of common shares outstanding	154.1	153.8	154.1	153.8
Add: effect of dilutive securities	0.4	0.2	0.4	0.2
Diluted average number of common shares outstanding	154.5	154.0	154.5	154.0
Basic and diluted EPS	$0.28	$0.34	$0.40	$0.49
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
Performance shares	—	475,549	—	475,549
Restricted stock shares	—	—	—	287
Dividends Declared
In August 2015, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.245 per share on Great Plains Energy's common stock.  The common dividend is payable September 21, 2015, to shareholders of record as of August 28, 2015.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable December 1, 2015, to shareholders of record as of November 6, 2015.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In July 2015, the FASB approved a one year deferral of the effective date of ASU No. 2014-09. A final ASU formally amending the effective date of ASU No. 2014-09 from January 1, 2017, to January 1, 2018, is expected to be issued in the third quarter of 2015. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures. The Companies have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Great Plains Energy and KCP&L currently include debt issuance costs in Other - Investments and Other Assets on their consolidated balance sheets. The new guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Companies intend to early adopt ASU No. 2015-03 for the 2015 Form 10-K.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(36.0)	$(57.1)
Accounts receivable pledged as collateral	8.0	4.0
Fuel inventories	(12.2)	3.9
Materials and supplies	0.3	4.1
Accounts payable	(108.2)	(76.1)
Accrued taxes	47.5	46.0
Accrued interest	(1.3)	(1.3)
Deferred refueling outage costs	(17.7)	8.4
Pension and post-retirement benefit obligations	25.0	5.3
Allowance for equity funds used during construction	(3.5)	(9.0)
Fuel recovery mechanism	25.6	(17.3)
Solar rebates paid	(4.8)	(33.3)
Other	3.9	(5.5)
Total other operating activities	$(73.4)	$(127.9)
Cash paid during the period:
Interest	$91.9	$88.2
Income taxes	$0.2	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$34.8	$46.7

KCP&L Other Operating Activities
Year to Date June 30	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(1.4)	$(34.4)
Fuel inventories	(11.9)	6.6
Materials and supplies	0.1	2.8
Accounts payable	(69.7)	(38.8)
Accrued taxes	94.4	31.9
Accrued interest	(1.5)	(1.5)
Deferred refueling outage costs	(17.7)	8.4
Pension and post-retirement benefit obligations	25.1	4.4
Allowance for equity funds used during construction	(2.7)	(8.5)
Fuel recovery mechanism	0.6	2.4
Solar rebates paid	(4.1)	(10.7)
Other	3.7	(15.8)
Total other operating activities	$14.9	$(53.2)
Cash paid during the period:
Interest	$61.2	$57.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$31.4	$39.3

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	June 30	December 31
	2015	2014
Great Plains Energy	(millions)
Customer accounts receivable - billed	$3.2	$1.1
Customer accounts receivable - unbilled	123.2	75.3
Allowance for doubtful accounts - customer accounts receivable	(5.3)	(2.8)
Other receivables	75.1	86.7
Total	$196.2	$160.3
KCP&L
Customer accounts receivable - billed	$1.1	$0.6
Customer accounts receivable - unbilled	77.3	49.7
Allowance for doubtful accounts - customer accounts receivable	(2.8)	(1.2)
Other receivables	69.3	79.8
Total	$144.9	$128.9
Great Plains Energy's and KCP&L's other receivables at June 30, 2015, and December 31, 2014, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2015, and December 31, 2014, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $163.0 million and $171.0 million, respectively. At June 30, 2015, and December 31, 2014, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and each receive an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2015 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2015 and allows for $65 million in aggregate outstanding principal from mid-November 2014 through mid-June 2015 and then increases to $80 million through September 2015. KCP&L and GMO expect to renew these agreements for at least one year.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

Three Months Ended June 30, 2015	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(388.7)	$388.7	$—	$(200.6)	$200.6	$—
Gain (loss) on sale of accounts receivable (a)	(4.9)	4.5	(0.4)	(2.5)	2.3	(0.6)
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.2)	(0.2)	—	(0.1)	(0.3)
Cash from customers (transferred) received	(356.3)	356.3	—	(183.5)	183.5	—
Cash received from (paid for) receivables purchased	351.8	(351.8)	—	181.3	(181.3)	—
Interest on intercompany note received (paid)	—	—	—	0.1	(0.1)	—

Year to Date June 30, 2015	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(738.5)	$738.5	$—	$(389.3)	$389.3	$—
Gain (loss) on sale of accounts receivable (a)	(9.3)	9.0	(0.3)	(4.9)	4.7	(0.5)
Servicing fees received (paid)	1.2	(1.2)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.4)	(0.4)	—	(0.2)	(0.6)
Cash from customers (transferred) received	(716.1)	716.1	—	(378.3)	378.3	—
Cash received from (paid for) receivables purchased	707.1	(707.1)	—	373.6	(373.6)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	0.1	(0.1)	—

Three Months Ended June 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(380.9)	$380.9	$—	$(197.9)	$197.9	$—
Gain (loss) on sale of accounts receivable (a)	(4.8)	4.4	(0.4)	(2.5)	2.2	(0.7)
Servicing fees received (paid)	0.6	(0.6)	—	0.3	(0.3)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.1)	(0.4)
Cash from customers (transferred) received	(348.2)	348.2	—	(176.5)	176.5	—
Cash received from (paid for) receivables purchased	343.8	(343.8)	—	174.3	(174.3)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Year to Date June 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(734.0)	$734.0	$—	$(391.7)	$391.7	$—
Gain (loss) on sale of accounts receivable (a)	(9.3)	9.0	(0.3)	(5.0)	4.7	(0.6)
Servicing fees received (paid)	1.2	(1.2)	—	0.6	(0.6)	—
Fees paid to outside investor	—	(0.6)	(0.6)	—	(0.3)	(0.9)
Cash from customers (transferred) received	(715.8)	715.8	—	(377.3)	377.3	—
Cash received from (paid for) receivables purchased	706.8	(706.8)	—	372.6	(372.6)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek paid the DOE a quarterly fee of one-tenth of a cent for each kilowatt hour (kWh) of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel.  KCP&L's 47% share of these costs were charged to fuel expense. The Nuclear Energy Institute, a number of individual utilities, and the National Association of Regulatory Utility Commissioners sued the DOE seeking the suspension of this fee. In January 2014, the DOE submitted a proposal to Congress to set the fee at zero, which became effective on May 16, 2014.

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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	June 30 2015	December 31 2014
Decommissioning Trust	(millions)
Beginning balance January 1	$199.0	$183.9
Contributions	1.6	3.3
Earned income, net of fees	1.5	3.6
Net realized gains	0.8	0.4
Net unrealized gains	0.4	7.8
Ending balance	$203.3	$199.0
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30, 2015				December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$88.5	$52.2	$(0.6)	$140.1	$87.2	$50.6	$(0.7)	$137.1
Debt securities	57.9	2.8	(0.4)	60.3	55.4	3.8	(0.1)	59.1
Other	2.9	—	—	2.9	2.8	—	—	2.8
Total	$149.3	$55.0	$(1.0)	$203.3	$145.4	$54.4	$(0.8)	$199.0
The weighted average maturity of debt securities held by the trust at June 30, 2015, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
	(millions)
Realized gains	$1.2	$0.5	$2.6	$0.7
Realized losses	(1.2)	(0.5)	(1.8)	(0.6)

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

Testimony from KCC staff and other parties regarding the case was filed in May 2015. The KCC staff's testimony recommended a return on equity of 9.25% and a revenue increase of $44 million. In June 2015, KCP&L and KCC staff filed a unanimous partial settlement agreement that would resolve most issues in the case, except return on equity and a few other issues. The partial settlement agreement is pending KCC approval. The outcome of the KCP&L Kansas rate case will likely be different from either of the positions of KCP&L or KCC staff, though the decision of the KCC cannot be predicted. New rates will be effective on October 1, 2015.

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
True-up testimony from KCP&L, MPSC staff and other parties regarding the case was filed in July 2015. Several issues in the case have been resolved and are reflected in the true-up testimony of KCP&L and MPSC staff. KCP&L's true-up testimony requests an increase to its retail revenues of $112.7 million, with a return on equity of 10.3%. The MPSC staff's true-up testimony recommended a return on equity range from 9.0% to 9.5% and a revenue increase range of approximately $76.8 million to $87.3 million. KCP&L's request to implement a FAC is still pending MPSC approval. The outcome of the KCP&L Missouri rate case will likely be different from either of the positions of KCP&L or MPSC staff, though the decision of the MPSC cannot be predicted. New rates will be effective on or around September 30, 2015.

6. ASSET RETIREMENT OBLIGATIONS
Asset retirement obligations (AROs) associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement, removal of storage tanks and closure of ponds and landfills containing coal combustion residuals (CCRs). GMO has AROs related to asbestos abatement, removal of storage tanks and closure of ponds and landfills containing CCRs.
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
On April 17, 2015, the Environmental Protection Agency (EPA) published new regulations to regulate the disposal of CCRs at electric generating facilities. See Note 11 under the heading Solid Waste for additional information regarding the CCR rule. The CCR rule represents legal obligations of Great Plains Energy and KCP&L as to the closure of its ponds and landfills containing CCRs. As a result of the CCR rule, Great Plains Energy and KCP&L increased their AROs $69.5 million and $51.3 million, respectively.

The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	June 30	December 31	June 30	December 31
	2015	2014	2015	2014
	(millions)
Beginning balance	$195.9	$158.8	$177.7	$141.7
Additions	54.5	—	34.6	—
Revision in timing and/or estimates	15.0	26.8	16.7	26.8
Accretion	6.1	10.3	5.6	9.2
Ending balance	$271.5	$195.9	$234.6	$177.7

7. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
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
The following tables provides Great Plains Energy's components of net periodic benefit costs prior to the effects of capitalization and sharing with joint owners of power plants.

	Pension Benefits		Other Benefits
Three Months Ended June 30	2015	2014	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$11.3	$9.0	$0.9	$0.9
Interest cost	12.6	12.7	1.7	2.0
Expected return on plan assets	(12.9)	(12.7)	(0.8)	(0.7)
Prior service cost	0.2	0.2	0.8	0.8
Recognized net actuarial loss	12.8	12.4	0.1	—
Transition obligation	—	—	—	0.1
Net periodic benefit costs before regulatory adjustment	24.0	21.6	2.7	3.1
Regulatory adjustment	(2.6)	(0.4)	1.4	1.1
Net periodic benefit costs	$21.4	$21.2	$4.1	$4.2

	Pension Benefits		Other Benefits
Year to Date June 30	2015	2014	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$22.6	$18.1	$1.7	$1.8
Interest cost	25.2	25.4	3.4	4.0
Expected return on plan assets	(25.8)	(25.4)	(1.5)	(1.4)
Prior service cost	0.4	0.4	1.6	1.6
Recognized net actuarial loss	25.6	24.8	0.1	—
Transition obligation	—	—	—	0.1
Net periodic benefit costs before regulatory adjustment	48.0	43.3	5.3	6.1
Regulatory adjustment	(5.8)	(0.8)	2.8	2.2
Net periodic benefit costs	$42.2	$42.5	$8.1	$8.3
Year to date June 30, 2015, Great Plains Energy contributed $36.3 million to the pension plans and expects to contribute an additional $42.6 million in 2015 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2015, Great Plains Energy expects to make contributions of $10.2 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.

8. EQUITY COMPENSATION
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
Great Plains Energy	(millions)
Equity compensation expense	$1.1	$1.0	$0.9	$5.4
Income tax benefit	0.3	0.3	0.3	2.0
KCP&L
Equity compensation expense	$0.7	$0.7	$0.6	$3.8
Income tax benefit	0.2	0.3	0.2	1.4
Performance Shares
Performance share activity year to date June 30, 2015, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2015	534,016	$25.11
Granted	228,049	24.06
Earned	(25,844)	19.48
Performance adjustment	(77,515)	19.48
Ending balance June 30, 2015	658,706	25.63
* weighted-average
At June 30, 2015, the remaining weighted-average contractual term was 1.5 years.  There were no shares granted for the three months ended June 30, 2015, and 2014, respectively. The weighted-average grant-date fair value of shares granted was $24.06 and $28.78 year to date June 30, 2015, and 2014, respectively. At June 30, 2015, there was $8.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $0.5 million and $2.8 million year to date June 30, 2015, and 2014, respectively.
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

Restricted Stock
Restricted stock activity year to date June 30, 2015, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2015	267,390	$22.31
Granted and issued	77,937	26.18
Vested	(103,861)	19.77
Ending balance June 30, 2015	241,466	24.65
* weighted-average
At June 30, 2015, the remaining weighted-average contractual term was 1.7 years.  There were no shares granted for the three months ended June 30, 2015. The weighted-average grant-date fair value of shares granted was $26.18 year to date June 30, 2015. The weighted-average grant-date fair value of shares granted was $25.54 and $25.72 for the three months ended and year to date June 30, 2014, respectively.  At June 30, 2015, there was $3.2 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.1 million and $2.0 million for the three months ended and year to date June 30, 2015. The total fair value of shares vested was $0.2 million and $1.5 million for the three months ended and year to date June 30, 2014, respectively.
9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  In May 2015, GMO transferred $50 million of unused commitments to Great Plains Energy and Great Plains Energy transferred $200 million in unused commitments to KCP&L. A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2015, Great Plains Energy was in compliance with this covenant.  At June 30, 2015, Great Plains Energy had $11.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued $0.2 million in letters of credit under the credit facility.  At December 31, 2014, Great Plains Energy had $4.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  In May 2015, Great Plains Energy transferred $200 million of unused commitments to KCP&L. A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2015, KCP&L was in compliance with this covenant.  At June 30, 2015, KCP&L had $484.0 million of commercial paper outstanding at a weighted-average interest rate of 0.49%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, KCP&L had $358.3 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   In May 2015, GMO transferred $50 million of unused commitments to Great Plains Energy.  A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2015, GMO was in compliance with this covenant.  At June 30, 2015, GMO had $145.3 million of commercial paper outstanding at a weighted-average interest rate of 0.45%, had issued letters of credit totaling $3.0 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, GMO had no commercial paper outstanding, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.

10. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2015	2014
KCP&L		(millions)
General Mortgage Bonds
2.83% EIRR bonds(a)	2017-2035	$132.4	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	50.0	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.08% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		—	(14.0)
Unamortized discount		(3.7)	(3.8)
Total KCP&L excluding current maturities		2,298.6	2,298.5
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2016-2021	6.8	7.9
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		4.0	4.3
Total Great Plains Energy excluding current maturities		$3,486.7	$3,488.0

(a)	Weighted-average interest rates at June 30, 2015

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate
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

	2015	2016	2017	2018	2019
	(millions)
Great Plains Energy	$119.1	$62.2	$158.4	$103.4	$99.9
KCP&L	104.5	51.5	132.9	86.9	84.3

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
Clean Air Act and Climate Change Overview
The Clean Air Act and associated regulations enacted by the EPA form a comprehensive program to preserve and enhance air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.
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
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  If the cost for the project is at or below the $1.23 billion estimate, absent a showing of fraud or other intentional imprudence, KCC stated that it will not re-evaluate the prudency of the cost of the project.  KCP&L expects the final cost of the project to be approximately $75 million below the $1.23 billion cost estimate.  KCP&L's 50% share of the estimated cost is $615 million. In September 2011, KCP&L commenced construction of the La Cygne Station project and at June 30, 2015, had incurred approximately $524 million of cash capital expenditures. The remaining cash capital expenditures are included in the estimated capital expenditures table above.  The environmental equipment was placed in-service at La Cygne No. 2 in March 2015 and at La Cygne No. 1 in April 2015.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. MATS Rule compliance commenced at KCP&L’s Iatan Station in April 2015 and will commence at KCP&L's La Cygne Station in December 2015. In June 2015, the U.S. Supreme Court reversed the judgment of the Court of Appeals for the D.C. Circuit, which had upheld the MATS Rule, and remanded the MATS Rule for further proceedings consistent with its opinion. The Supreme Court held that the EPA was required by the Clean Air Act, but had failed, to consider costs when the EPA made the initial decision that regulating air toxics was appropriate and necessary. KCP&L’s and GMO’s other affected coal-fired units will take actions to be compliant in April 2016, unless the D.C. Circuit Court issues an order which results in alternate compliance actions. Estimated costs to comply with the MATS Rule are included in the estimated capital expenditures table above.
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
SO2 NAAQS
In June 2010, the EPA adopted a more stringent primary National Ambient Air Quality Standard (NAAQS) for SO2 by establishing a new 1-hour standard at a level of 0.075 ppm and revoking the two existing primary standards of 0.140 ppm evaluated over 24 hours and 0.030 ppm evaluated over an entire year.  In July 2013, the EPA designated a part of Jackson County, Missouri, which is in the Companies' service territory, as a nonattainment area for the new 1-hour SO2 standard. The Missouri Department of Natural Resources (MDNR) will now develop and submit their state implementation plan to the EPA to return the area to attainment of the standard, which may include stricter controls on certain industrial facilities. The Companies are unable to determine if there will be any financial and/or operational impacts until the state implementation plan is complete.
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
In August 2015, the EPA finalized CO2 emission standards for new, modified and reconstructed affected fossil-fuel-fired electric utility generating units.  The standards would not apply to Great Plains Energy's and KCP&L's existing units unless the units were modified or reconstructed in the future.

In August 2015, the EPA finalized its Clean Power Plan which sets CO2 emission performance rates for existing affected fossil fuel-fired electric generating units. Specifically, the EPA translated those performance rates into a state goal measured in mass and rate based on each state’s generation mix. The states have the ability to develop their own plans for affected units to achieve either the performance rates directly or the state goals, with guidelines for the development, submittal and implementation of those plans. Nationwide, by 2030, the EPA projects the Clean Power Plan would achieve CO2 emission reductions from the power sector of approximately 32% from CO2 emission levels in 2005.
The EPA has finalized an interim CO2 goal rate reduction in Kansas and Missouri (average of 2022-2029) of 34% and 26%, respectively, and 2030 targets in Kansas and Missouri of 44% and 37%, respectively. The baseline for these reductions is 2012 CO2 emissions adjusted by the EPA. The EPA has also finalized mass based CO2 reduction goals.
Great Plains Energy and KCP&L are still reviewing the recently finalized Clean Power Plan and have not yet determined the impacts. Compliance with the Clean Power Plan or greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L, including the potential costs and impacts of achieving compliance with limits that may be established.  However, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed and/or the Clean Power Plan is reviewed.  Management will continue to monitor the progress of relevant legislation and review the Clean Power Plan.
The Companies are subject to existing renewable energy standards in Missouri. Management believes that national renewable energy standards are also possible.  The timing, provisions and impact of such possible future requirements, including the cost to obtain and install new equipment to achieve compliance, cannot be reasonably estimated at this time.
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
The proposal includes a variety of options to reduce pollutants that are discharged into waterways from coal ash, air pollution control waste and other waste from steam electric power plants. Depending on the option, the proposed rule would establish new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, combustion residual leachate from landfills and surface impoundments, and non-chemical metal cleaning wastes. Estimated capital costs to comply with the proposed rule are included in the estimated capital expenditures table above.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate CCRs under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The rule was promulgated in the Federal Register on April 17, 2015, and is effective six months after promulgation with various obligations effective at specified times within the rule. Estimated capital costs to comply with the CCR rule are included in the estimated capital expenditures table above. See Note 6 for information regarding an increase in Great Plains Energy's and KCP&L's AROs as a result of the CCR rule.
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
At June 30, 2015, and December 31, 2014, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at June 30, 2015, and December 31, 2014, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $46.2 million and $92.2 million, respectively, for the three months ended and year to date June 30, 2015. These costs totaled $42.6 million and $87.2 million, respectively, for the three months ended and year to date June 30, 2014. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $0.1 million and $0.2 million for the three months ended and year to date June 30, 2015, respectively. KCP&L's net wholesale sales to GMO were $0.6 million and $11.0 million for the three months ended and year to date June 30, 2014, respectively.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2014, KCP&L had a money pool payable to GMO of $12.6 million. The following table summarizes KCP&L's related party net receivables.

	June 30	December 31
	2015	2014
	(millions)
Net receivable from GMO	$33.8	$38.2
Net receivable from Great Plains Energy	20.3	18.0
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2015, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
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
KCP&L and GMO have Transmission Congestion Rights (TCRs) that they utilize to hedge against congestion costs and protect load prices in the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments assigned to KCP&L's Missouri jurisdiction are recorded as derivative assets or liabilities with an offsetting entry recorded to electric revenue. The fair values of these instruments assigned to KCP&L's Kansas jurisdiction and GMO are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. For KCP&L's Kansas jurisdiction and GMO, the settlement costs are included in their fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At June 30, 2015, GMO had financial contracts in place to hedge approximately 43%, 29% and 10% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2015, 2016 and 2017, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	June 30		December 31
	2015		2014
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$34.1	$(2.9)	$14.9	$(2.4)
Forward contracts
Non-hedging derivatives	23.4	3.8	29.7	4.1
Transmission congestion rights
Non-hedging derivatives	12.8	0.1	28.3	2.6
Option contracts
Non-hedging derivatives	—	—	1.7	0.1
KCP&L
Futures contracts
Non-hedging derivatives	$5.4	$—	$—	$—
Transmission congestion rights
Non-hedging derivatives	9.5	0.1	23.6	3.1

The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$4.4	$3.4

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.6	$4.2

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$0.5	$0.4

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$4.0	$0.9
The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
June 30, 2015	(millions)
Derivative assets	$4.4	$(0.5)	$3.9	$—	$—	$3.9
Derivative liabilities	3.4	(3.3)	0.1	—	—	0.1
December 31, 2014
Derivative assets	$8.6	$(1.2)	$7.4	$—	$—	$7.4
Derivative liabilities	4.2	(3.5)	0.7	—	—	0.7

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
June 30, 2015	(millions)
Derivative assets	$0.5	$(0.4)	$0.1	$—	$—	$0.1
Derivative liabilities	0.4	(0.4)	—	—	—	—
December 31, 2014
Derivative assets	$4.0	$(0.9)	$3.1	$—	$—	$3.1
Derivative liabilities	0.9	(0.9)	—	—	—	—
At June 30, 2015, and December 31, 2014, Great Plains Energy offset $2.8 million and $2.3 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 16 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at June 30, 2015, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at June 30, 2015, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.
The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(2.5)	$(3.2)	$(7.7)	$(2.3)
Fuel	(0.6)	0.6	(1.1)	1.0
Purchased power	(1.1)	—	(1.2)	0.4
Regulatory asset	3.1	(4.0)	(3.2)	(4.1)
Regulatory liability	—	(0.9)	—	0.2
Total	$(1.1)	$(7.5)	$(13.2)	$(4.8)

KCP&L
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(2.5)	$(3.2)	$(7.7)	$(2.3)
Fuel	—	0.1	0.2	0.1
Regulatory asset	1.4	(2.1)	—	(2.2)
Total	$(1.1)	$(5.2)	$(7.5)	$(4.4)

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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At June 30, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At December 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At June 30, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.5 billion, respectively. At December 31, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	June 30 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$140.1	$140.1	$—	$—
Debt securities
U.S. Treasury	24.9	24.9	—	—
U.S. Agency	2.1	—	2.1	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	28.8	—	28.8	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.9	2.9	—	—
Total nuclear decommissioning trust	203.3	167.9	35.4	—
Self-insured health plan trust (b)
Equity securities	1.2	1.2	—	—
Debt securities	7.2	—	7.2	—
Cash and cash equivalents	7.4	7.4	—	—
Total self-insured health plan trust	15.8	8.6	7.2	—
Derivative instruments (c)	0.5	0.1	—	0.4
Total	$219.6	$176.6	$42.6	$0.4
Liabilities
Derivative instruments (c)	0.4	0.1	—	0.3
Total	$0.4	$0.1	$—	$0.3
Other Great Plains Energy
Assets
Derivative instruments (c)	$3.9	$—	$3.1	$0.8
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.3	—	17.3	—
Total SERP rabbi trusts	17.4	0.1	17.3	—
Total	21.3	0.1	20.4	0.8
Liabilities
Derivative instruments (c)	3.0	2.9	—	0.1
Total	$3.0	$2.9	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$203.3	$167.9	$35.4	$—
Self-insured health plan trust (b)	15.8	8.6	7.2	—
Derivative instruments (c)	4.4	0.1	3.1	1.2
SERP rabbi trusts (d)	17.4	0.1	17.3	—
Total	240.9	176.7	63.0	1.2
Liabilities
Derivative instruments (c)	3.4	3.0	—	0.4
Total	$3.4	$3.0	$—	$0.4

Description	December 31 2014	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	22.9	22.9	—	—
U.S. Agency	3.5	—	3.5	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	28.1	—	28.1	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.3	2.3	—	—
Other	0.5	—	0.5	—
Total nuclear decommissioning trust	199.0	162.3	36.7	—
Self-insured health plan trust (b)
Equity securities	1.3	1.3	—	—
Debt securities	7.6	—	7.6	—
Cash and cash equivalents	6.2	6.2	—	—
Total self-insured health plan trust	15.1	7.5	7.6	—
Derivative instruments (c)	4.0	—	—	4.0
Total	$218.1	$169.8	$44.3	$4.0
Liabilities
Derivative instruments (c)	0.9	—	—	0.9
Total	$0.9	$—	$—	$0.9
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$—	$3.4	$1.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.8	—	17.8	—
Total SERP rabbi trusts	17.9	0.1	17.8	—
Total	22.5	0.1	21.2	1.2
Liabilities
Derivative instruments (c)	3.3	2.4	0.1	0.8
Total	$3.3	$2.4	$0.1	$0.8
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$199.0	$162.3	$36.7	$—
Self-insured health plan trust (b)	15.1	7.5	7.6	—
Derivative instruments (c)	8.6	—	3.4	5.2
SERP rabbi trusts (d)	17.9	0.1	17.8	—
Total	240.6	169.9	65.5	5.2
Liabilities
Derivative instruments (c)	4.2	2.4	0.1	1.7
Total	$4.2	$2.4	$0.1	$1.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset/(liability) at April 1	$(1.2)	$6.9
Total realized/unrealized gains (losses):
included in electric revenue	(2.5)	(3.2)
included in purchased power expense	(1.1)	—
included in non-operating income	1.6	4.0
included in regulatory asset	2.0	(4.1)
Purchases	0.4	7.3
Settlements	1.6	(10.3)
Net asset at June 30	$0.8	$0.6
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in electric revenue	$—	$(2.4)
included in non-operating income	—	0.1
included in regulatory asset	—	(4.1)

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.5	$3.3
Total realized/unrealized gains (losses):
included in electric revenue	(7.7)	(2.3)
included in purchased power expense	(1.2)	0.4
included in non-operating income	3.7	11.1
included in regulatory asset	—	(4.1)
Purchases	0.6	13.4
Settlements	1.9	(21.2)
Net asset at June 30	$0.8	$0.6
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in electric revenue	$—	$(2.5)
included in non-operating income	(0.1)	0.2
included in regulatory asset	—	(4.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset/(liability) at April 1	$(0.8)	$3.9
Total realized/unrealized gains (losses):
included in electric revenue	(2.5)	(3.2)
included in regulatory asset	1.4	(2.1)
Purchases	0.2	6.7
Settlements	1.8	(4.4)
Net asset at June 30	$0.1	$0.9
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in electric revenue	$—	$(2.4)
included in regulatory asset	—	(2.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(7.7)	(2.3)
included in regulatory asset	—	(2.2)
Purchases	(0.2)	11.8
Settlements	4.9	(7.5)
Net asset at June 30	$0.1	$0.9
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in electric revenue	$—	$(2.5)
included in regulatory asset	—	(2.2)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date June 30, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.3	3.1
Net current period other comprehensive income	2.8	0.3	3.1
Ending balance June 30	$(13.0)	$(2.6)	$(15.6)
Year to Date June 30, 2014
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	5.3	0.2	5.5
Net current period other comprehensive income	5.3	0.2	5.5
Ending balance June 30	$(18.5)	$(1.3)	$(19.8)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to Date June 30, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	2.7
Net current period other comprehensive income	2.7
Ending balance June 30	$(12.2)
Year to Date June 30, 2014
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	2.7
Net current period other comprehensive income	2.7
Ending balance June 30	$(17.5)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(3.9)	Interest charges
	(2.3)	(3.9)	Income before income tax expense and income from equity investments
	0.9	1.4	Income tax benefit
	$(1.4)	$(2.5)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.1)	Utility operating and maintenance expenses
	(0.2)	(0.1)	Income before income tax expense and income from equity investments
	—	0.1	Income tax benefit
	$(0.2)	$—	Net income

Total reclassifications, net of tax	$(1.6)	$(2.5)	Net income

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.6)	$(8.6)	Interest charges
	(4.6)	(8.6)	Income before income tax expense and income from equity investments
	1.8	3.3	Income tax benefit
	$(2.8)	$(5.3)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.4)	$(0.3)	Utility operating and maintenance expenses
	(0.4)	(0.3)	Income before income tax expense and income from equity investments
	0.1	0.1	Income tax benefit
	$(0.3)	$(0.2)	Net income

Total reclassifications, net of tax	$(3.1)	$(5.5)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.1)	$(2.2)	Interest charges
	(2.1)	(2.2)	Income before income tax expense
	0.8	0.8	Income tax benefit
Total reclassifications, net of tax	$(1.3)	$(1.4)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.4)	$(4.4)	Interest charges
	(4.4)	(4.4)	Income before income tax expense
	1.7	1.7	Income tax benefit
Total reclassifications, net of tax	$(2.7)	$(2.7)	Net income

17. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2015	2014	2015	2014
Current income taxes	(millions)
Federal	$—	$(0.2)	$0.5	$0.1
State	—	—	(0.1)	0.1
Total	—	(0.2)	0.4	0.2
Deferred income taxes
Federal	20.3	25.0	25.4	31.6
State	4.5	5.1	5.9	6.8
Total	24.8	30.1	31.3	38.4
Noncurrent income taxes
Federal	—	(2.4)	—	(2.4)
State	—	(0.3)	—	(0.3)
Foreign	—	0.2	—	—
Total	—	(2.5)	—	(2.7)
Investment tax credit amortization	(0.3)	(0.4)	(0.7)	(0.8)
Income tax expense	$24.5	$27.0	$31.0	$35.1

	Three Months Ended June 30		Year to Date June 30
KCP&L	2015	2014	2015	2014
Current income taxes	(millions)
Federal	$4.2	$(2.0)	$(1.5)	$0.7
State	0.7	(0.3)	(0.4)	0.2
Total	4.9	(2.3)	(1.9)	0.9
Deferred income taxes
Federal	7.9	14.9	16.2	15.3
State	2.4	3.3	4.4	3.9
Total	10.3	18.2	20.6	19.2
Investment tax credit amortization	(0.3)	(0.3)	(0.5)	(0.5)
Income tax expense	$14.9	$15.6	$18.2	$19.6

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2015	2014	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	1.3	(0.6)	0.8	(0.9)
Amortization of investment tax credits	(0.5)	(0.5)	(0.8)	(0.7)
Federal income tax credits	(4.0)	(3.8)	(5.6)	(5.4)
State income taxes	3.8	3.8	3.7	3.8
Changes in uncertain tax positions, net	—	0.3	—	—
Other	(0.1)	(0.2)	(0.3)	(0.3)
Effective income tax rate	35.5%	34.0%	32.8%	31.5%

	Three Months Ended June 30		Year to Date June 30
KCP&L	2015	2014	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	2.0	(0.9)	1.3	(1.8)
Amortization of investment tax credits	(0.6)	(0.5)	(0.9)	(0.7)
Federal income tax credits	(6.2)	(5.9)	(8.7)	(8.3)
State income taxes	4.1	3.8	4.0	3.7
Other	(0.6)	(0.5)	(0.7)	(0.6)
Effective income tax rate	33.7%	31.0%	30.0%	27.3%
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

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended June 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$609.0	$—	$—	$609.0
Depreciation and amortization	(83.5)	—	—	(83.5)
Interest (charges) income	(47.9)	(10.1)	8.0	(50.0)
Income tax (expense) benefit	(25.6)	1.1	—	(24.5)
Net income (loss)	46.4	(2.0)	—	44.4

Year to Date June 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,158.1	$—	$—	$1,158.1
Depreciation and amortization	(163.3)	—	—	(163.3)
Interest (charges) income	(93.2)	(20.1)	16.0	(97.3)
Income tax (expense) benefit	(33.5)	2.5	—	(31.0)
Net income (loss)	67.3	(4.0)	—	63.3

Three Months Ended June 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$648.4	$—	$—	$648.4
Depreciation and amortization	(75.6)	—	—	(75.6)
Interest (charges) income	(46.0)	(11.7)	9.4	(48.3)
Income tax (expense) benefit	(28.0)	1.0	—	(27.0)
Net income (loss)	54.7	(2.6)	—	52.1

Year to Date June 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,233.5	$—	$—	$1,233.5
Depreciation and amortization	(150.1)	—	—	(150.1)
Interest (charges) income	(93.0)	(24.3)	19.6	(97.7)
Income tax (expense) benefit	(37.8)	2.7	—	(35.1)
Net income (loss)	80.8	(4.9)	—	75.9

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2015	(millions)
Assets	$11,039.4	$126.1	$(403.3)	$10,762.2
Capital expenditures (a)	366.8	—	—	366.8
December 31, 2014
Assets	$10,746.1	$33.1	$(303.5)	$10,475.7
Capital expenditures (a)	773.7	—	—	773.7
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
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2015, decreased to $44.0 million or $0.28 per share from $51.7 million or $0.34 per share for the same period in 2014 driven by:

•
a $4.8 million increase in gross margin driven by new retail rates, an increase in weather-normalized retail demand, and recovery of program costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA), which have a direct offset in the utility operating and maintenance expense, partially offset by cooler weather;

•
utility operating and maintenance expense was flat, but included a decrease in Wolf Creek operating and maintenance expense partially offset by an increase in program cost for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $7.9 million increase in depreciation and amortization expense driven by capital additions; and

•	a $4.8 million decrease in non-operating income driven by a decrease in the equity component of AFUDC.
Great Plains Energy's earnings available for common shareholders year to date June 30, 2015, decreased to $62.5 million or $0.40 per share from $75.1 million or $0.49 per share for the same period in 2014 driven by:

•
a $6.9 million decrease in gross margin driven by weather, partially offset by new retail rates, an increase in weather-normalized retail demand and recovery of program costs for energy efficiency programs under the MEEIA, which have a direct offset in utility operating and maintenance expense;

•
a $9.2 million decrease in utility operating and maintenance expenses primarily driven by decreased Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization and a planned mid-cycle maintenance outage in 2014; and decreased distribution operating and maintenance expenses; partially offset by increased program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $13.2 million increase in depreciation and amortization expense driven by capital additions;

•	a $5.2 million decrease in non-operating income driven by a decrease in the equity component of AFUDC; and

•	a $4.1 million decrease in income tax expense primarily driven by decreased pre-tax income.

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
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
	(millions)
Operating revenues	$609.0	$648.4	$1,158.1	$1,233.5
Fuel	(99.9)	(115.4)	(207.5)	(250.6)
Purchased power	(48.8)	(79.1)	(94.2)	(124.5)
Transmission	(20.3)	(18.7)	(41.2)	(36.3)
Gross margin (a)	440.0	435.2	815.2	822.1
Other operating expenses	(236.6)	(235.4)	(461.9)	(469.9)
Depreciation and amortization	(83.5)	(75.6)	(163.3)	(150.1)
Operating income	119.9	124.2	190.0	202.1
Non-operating income and expenses	(1.4)	3.1	0.9	6.4
Interest charges	(50.0)	(48.3)	(97.3)	(97.7)
Income tax expense	(24.5)	(27.0)	(31.0)	(35.1)
Income from equity investments	0.4	0.1	0.7	0.2
Net income	44.4	52.1	63.3	75.9
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$44.0	$51.7	$62.5	$75.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Three Months Ended June 30, 2015, Compared to June 30, 2014
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2015, decreased to $44.0 million or $0.28 per share from $51.7 million or $0.34 per share for the same period in 2014.
Electric utility's net income decreased $8.3 million for the three months ended June 30, 2015, compared to the same period in 2014 due to:

•	a $4.8 million increase in gross margin driven by:

•	an estimated $3 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•	an estimated $6 million increase from weather-normalized retail demand;

•
a $7.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•	an estimated $14 million decrease due to weather driven by a 15% decrease in cooling degree days;

•	a $1.4 million increase in other operating expenses primarily due to:

•
an $7.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•
a $6.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $2.3 million and $4.3 million from a planned mid-cycle maintenance outage in 2014;

•	a $7.9 million increase in depreciation and amortization expense due to capital additions; and

•
a $4.3 million decrease in non-operating income and expenses driven by a $4.1 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Great Plains Energy's corporate and other activities loss decreased $0.6 million for the three months ended June 30, 2015, compared to the same period in 2014.
Year to Date June 30, 2015, Compared to June 30, 2014
Great Plains Energy's earnings available for common shareholders year to date June 30, 2015, decreased to $62.5 million or $0.40 per share from $75.1 million or $0.49 per share for the same period in 2014.
Electric utility's net income decreased $13.5 million year to date June 30, 2015, compared to the same period in 2014 due to:

•	a $6.9 million decrease in gross margin driven by:

•	an estimated $27 million decrease due to weather driven by a 13% decrease in heating degree days in the first quarter of 2015 and a 15% decrease in cooling degree days in the second quarter of 2015;

•	an estimated $6 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•
an $11.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•	an estimated $3 million increase from weather-normalized retail demand.

•	a $7.9 million decrease in other operating expenses primarily due to:

•
a $14.5 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.8 million and $8.7 million from a planned mid-cycle maintenance outage in 2014;

•	a $3.3 million decrease in distribution operating and maintenance expenses; and

•
an $11.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $13.2 million increase in depreciation and amortization expense due to capital additions;

•
a $5.4 million decrease in non-operating income and expenses driven by a $5.5 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress due to environmental upgrades at KCP&L's La Cygne Station being placed into service; and

•	a $4.3 million decrease in income tax expense primarily driven by decreased pre-tax income.
Great Plains Energy's corporate and other activities loss decreased $0.9 million year to date June 30, 2015, compared to the same period in 2014.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended June 30		Year to Date June 30
	2015	2014	2015	2014
		(millions)
Operating revenues	$609.0	$648.4	$1,158.1	$1,233.5
Fuel	(99.9)	(115.4)	(207.5)	(250.6)
Purchased power	(48.8)	(79.1)	(94.2)	(124.5)
Transmission	(20.3)	(18.7)	(41.2)	(36.3)
Gross margin (a)	440.0	435.2	815.2	822.1
Other operating expenses	(235.7)	(234.3)	(460.2)	(468.1)
Depreciation and amortization	(83.5)	(75.6)	(163.3)	(150.1)
Operating income	120.8	125.3	191.7	203.9
Non-operating income and expenses	(0.9)	3.4	2.3	7.7
Interest charges	(47.9)	(46.0)	(93.2)	(93.0)
Income tax expense	(25.6)	(28.0)	(33.5)	(37.8)
Net income	$46.4	$54.7	$67.3	$80.8

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$234.9	$232.9	1	1,844	1,904	(3)
Commercial	251.7	250.4	1	2,597	2,668	(3)
Industrial	57.5	59.9	(4)	793	840	(6)
Other retail revenues	4.9	5.0	(1)	29	29	(1)
Kansas property tax surcharge	0.5	0.5	(7)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	12.3	4.1	N/M	N/A	N/A	N/A
Fuel recovery mechanisms	(4.5)	15.8	N/M	N/A	N/A	N/A
Total retail	557.3	568.6	(2)	5,263	5,441	(3)
Wholesale revenues	40.7	68.2	(40)	1,591	1,999	(20)
Other revenues	11.0	11.6	(6)	N/A	N/A	N/A
Operating revenues	609.0	648.4	(6)	6,854	7,440	(8)
Fuel	(99.9)	(115.4)	(13)
Purchased power	(48.8)	(79.1)	(38)
Transmission	(20.3)	(18.7)	9
Gross margin (a)	$440.0	$435.2	1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b) Consists of recovery of program costs of $10.5 million and $3.0 million for the three months ended June 30, 2015, and 2014, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $1.8 million and $1.1 million for the three months ended June 30, 2015, and 2014, respectively.

(c) N/M - not meaningful

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$458.5	$473.8	(3)	4,132	4,455	(7)
Commercial	470.9	467.6	1	5,258	5,325	(1)
Industrial	104.6	106.6	(2)	1,544	1,588	(3)
Other retail revenues	9.9	10.0	—	58	58	—
Kansas property tax surcharge	0.8	1.7	(54)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	18.9	8.2	N/M	N/A	N/A	N/A
Fuel recovery mechanisms	(0.8)	29.2	N/M	N/A	N/A	N/A
Total retail	1,062.8	1,097.1	(3)	10,992	11,426	(4)
Wholesale revenues	69.3	110.6	(37)	2,764	3,382	(18)
Other revenues	26.0	25.8	—	N/A	N/A	N/A
Operating revenues	1,158.1	1,233.5	(6)	13,756	14,808	(7)
Fuel	(207.5)	(250.6)	(17)
Purchased power	(94.2)	(124.5)	(24)
Transmission	(41.2)	(36.3)	14
Gross margin (a)	$815.2	$822.1	(1)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b) Consists of recovery of program costs of $17.2 million and $5.7 million year to date June 30, 2015, and 2014, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $1.7 million and $2.5 million year to date June 30, 2015, and 2014, respectively.

(c) N/M - not meaningful

Electric utility's gross margin increased $4.8 million for the three months ended June 30, 2015, compared to the same period in 2014 driven by:

•	an estimated $3 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•	an estimated $6 million increase from weather-normalized retail demand;

•
a $7.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•	an estimated $14 million decrease due to weather driven by a 15% decrease in cooling degree days.
Electric utility's gross margin decreased $6.9 million year to date June 30, 2015, compared to the same period in 2014 driven by:

•	an estimated $27 million decrease due to weather driven by a 13% decrease in heating degree days in the first quarter of 2015 and a 15% decrease in cooling degree days in the second quarter of 2015;

•	an estimated $6 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•
an $11.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•	an estimated $3 million increase from weather-normalized retail demand.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $1.4 million for the three months ended June 30, 2015, compared to the same period in 2014 primarily due to:

•
a $7.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014; and

•
a $6.1 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $2.3 million and $4.3 million from a planned mid-cycle maintenance outage in 2014.

Electric utility's other operating expenses decreased $7.9 million year to date June 30, 2015, compared to the same period in 2014 primarily due to:

•
a $14.5 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.8 million and $8.7 million from a planned mid-cycle maintenance outage in 2014;

•	a $3.3 million decrease in distribution operating and maintenance expenses; and

•
an $11.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $7.9 million and $13.2 million, respectively, for the three months ended and year to date June 30, 2015, compared to the same periods in 2014 due to capital additions.

Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $4.3 and $5.4 million, respectively, for the three months ended and year to date June 30, 2015, compared to the same periods in 2014 due to a $4.1 million and $5.5 million, respectively, decrease in the equity component of AFUDC primarily due to a lower average construction work in progress due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $4.3 million year to date June 30, 2015, compared to the same period in 2014 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2015 compared to December 31, 2014)

•	Great Plains Energy's accounts receivable increased $35.9 million primarily due to seasonal increases in customer accounts receivable.

•
Great Plains Energy's net utility plant in service increased $869.6 million and construction work in progress decreased $603.2 million primarily due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

•	Great Plains Energy's commercial paper increased $271.0 million primarily due to borrowings for capital expenditures and other general corporate purposes.

•	Great Plains Energy's current maturities of long-term debt decreased $14.0 million due to the repayment of KCP&L's $14.0 million secured Series 2005 EIRR bonds at maturity in March 2015.

•	Great Plains Energy's accounts payable decreased $132.2 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $47.6 million primarily due to the timing of property tax payments.

•
Great Plains Energy's asset retirement obligations increased $75.6 million primarily due to new asset retirement obligations related to CCR regulations. See Note 6 to the consolidated financial statements for additional information.

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
Great Plains Energy's liquid resources at June 30, 2015, consisted of $12.2 million of cash and cash equivalents on hand and $630.8 million of unused bank lines of credit.  The unused lines consisted of $38.8 million from Great Plains Energy's revolving credit facility, $313.3 million from KCP&L's credit facilities and $278.7 million from GMO's credit facilities.  See Note 9 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $44.8 million increase in cash flows from operating activities for Great Plains Energy year to date June 30, 2015, compared to the same period in 2014 was primarily due to a $28.5 million decrease in solar rebates paid to customers. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
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
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In July 2014, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through June 30, 2016. At June 30, 2015, KCP&L had not utilized any of this authorization.
In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) 1.75% over the prime rate or federal funds rate; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At June 30, 2015, there was $516.0 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At June 30, 2015, there was $604.7 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2015, GMO had an outstanding payable to Great Plains Energy under the money pool of $3.7 million.

Debt Agreements
See Note 9 to the consolidated financial statements for information regarding revolving credit facilities.
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
Year to date June 30, 2015, the Company contributed $36.3 million to the pension plans and expects to contribute an additional $42.6 million in 2015 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date June 30
	2015	2014
	(millions)
Operating revenues	$787.8	$830.5
Fuel	(147.9)	(181.8)
Purchased power	(50.5)	(59.4)
Transmission	(26.1)	(22.6)
Gross margin (a)	563.3	566.7
Other operating expenses	(322.4)	(336.7)
Depreciation and amortization	(116.3)	(104.3)
Operating income	124.6	125.7
Non-operating income and expenses	1.8	7.6
Interest charges	(65.6)	(61.7)
Income tax expense	(18.2)	(19.6)
Net income	$42.6	$52.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$285.8	$291.5	(2)	2,483	2,640	(6)
Commercial	344.8	340.9	1	3,702	3,738	(1)
Industrial	62.6	65.0	(4)	872	918	(5)
Other retail revenues	6.2	6.2	(1)	42	42	—
Kansas property tax surcharge	0.8	1.7	(54)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	9.6	—	N/M	N/A	N/A	N/A
Fuel recovery mechanism	3.9	1.1	N/M	N/A	N/A	N/A
Total retail	713.7	706.4	1	7,099	7,338	(3)
Wholesale revenues	63.1	115.1	(45)	2,549	3,547	(28)
Other revenues	11.0	9.0	23	N/A	N/A	N/A
Operating revenues	787.8	830.5	(5)	9,648	10,885	(11)
Fuel	(147.9)	(181.8)	(19)
Purchased power	(50.5)	(59.4)	(15)
Transmission	(26.1)	(22.6)	16
Gross margin (a)	$563.3	$566.7	(1)

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $8.0 million year to date June 30, 2015, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $1.6 million year to date June 30, 2015.

(c)	N/M - not meaningful
KCP&L's gross margin decreased $3.4 million year to date June 30, 2015, compared to the same period in 2014 primarily due to:

•	an estimated $16 million decrease due to weather driven by a 13% decrease in heating degree days in the first quarter of 2015 and 15% decrease in cooling degree days in the second quarter of 2015;

•	an estimated $6 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•	an estimated $3 million increase from weather-normalized retail demand; and

•
an $8.0 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense, due to the implementation of KCP&L's MEEIA programs in August 2014.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $14.3 million year to date June 30, 2015, compared to the same period in 2014 primarily due to:

•
an $14.5 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.8 million and $8.7 million from a planned mid-cycle maintenance outage in 2014;

•	a $2.0 million decrease in distribution operating and maintenance expenses; and

•
an $8.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $12.0 million year to date June 30, 2015, compared to the same period in 2014 due to capital additions.

KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses decreased $5.8 million year to date June 30, 2015, compared to the same period in 2014 due to a decrease in the equity component of AFUDC.
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
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2015, was $7.8 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	August 6, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 6, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 6, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 6, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)