Form 10-Q
period 2015-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2015-11-05
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On November 2, 2015, Great Plains Energy Incorporated had 154,369,354 shares of common stock outstanding.  On November 2, 2015, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standard Update
BART	Best available retrofit technology
Board	Great Plains Energy Board of Directors
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
IRS	Internal Revenue Service
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kV	Kilovolt
KW	Kilowatt
kWh	Kilowatt hour
MACT	Maximum achievable control technology
MATS	Mercury and Air Toxics Standards

Abbreviation or Acronym	Definition

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standard
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PCB	Polychlorinated biphenyls
ppm	Parts per million
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RESRAM	Renewable Energy Standards Rate Adjustment Mechanism
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Syncora	Syncora Guarantee, Inc.
TCR	Transmission Congestion Right
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
Transource Missouri	Transource Missouri, LLC, a wholly owned subsidiary of Transource
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc., an unrelated Kansas utility company
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$11.0	$13.0
Funds on deposit	3.2	1.2
Receivables, net	173.4	160.3
Accounts receivable pledged as collateral	190.0	171.0
Fuel inventories, at average cost	100.9	90.1
Materials and supplies, at average cost	155.6	152.7
Deferred refueling outage costs	25.3	12.5
Refundable income taxes	3.0	3.1
Deferred income taxes	129.8	78.1
Prepaid expenses and other assets	31.8	36.9
Total	824.0	718.9
Utility Plant, at Original Cost
Electric	13,094.6	12,128.7
Less - accumulated depreciation	4,880.7	4,828.3
Net utility plant in service	8,213.9	7,300.4
Construction work in progress	307.1	900.0
Nuclear fuel, net of amortization of $184.1 and $187.5	69.1	79.2
Total	8,590.1	8,279.6
Investments and Other Assets
Nuclear decommissioning trust fund	193.1	199.0
Regulatory assets	986.4	1,034.6
Goodwill	169.0	169.0
Other	81.5	74.6
Total	1,430.0	1,477.2
Total	$10,844.1	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$12.0	$4.0
Collateralized note payable	190.0	171.0
Commercial paper	139.1	358.3
Current maturities of long-term debt	1.1	15.1
Accounts payable	230.1	388.0
Accrued taxes	118.7	30.4
Accrued interest	58.2	41.3
Accrued compensation and benefits	40.6	35.2
Pension and post-retirement liability	2.8	2.8
Other	30.7	24.7
Total	823.3	1,070.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,269.1	1,089.7
Deferred tax credits	125.4	126.0
Asset retirement obligations	274.8	195.9
Pension and post-retirement liability	515.1	508.6
Regulatory liabilities	280.1	282.7
Other	82.9	88.9
Total	2,547.4	2,291.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,464,616 and 154,254,037 shares issued, stated value	2,645.0	2,639.3
Retained earnings	1,042.7	967.8
Treasury stock - 100,427 and 91,281 shares, at cost	(2.6)	(2.3)
Accumulated other comprehensive loss	(14.2)	(18.7)
Total	3,670.9	3,586.1
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,763.5	3,488.0
Total	7,473.4	7,113.1
Commitments and Contingencies (Note 12)
Total	$10,844.1	$10,475.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
Operating Revenues	(millions, except per share amounts)
Electric revenues	$781.4	$782.5	$1,939.5	$2,016.0
Operating Expenses
Fuel	124.5	142.3	332.0	392.9
Purchased power	52.1	61.2	146.3	185.7
Transmission	23.9	19.3	65.1	55.6
Utility operating and maintenance expenses	182.5	164.1	537.4	528.2
Depreciation and amortization	82.4	76.6	245.7	226.7
General taxes	58.0	55.8	162.8	159.2
Other	1.3	—	3.5	2.4
Total	524.7	519.3	1,492.8	1,550.7
Operating income	256.7	263.2	446.7	465.3
Non-operating income	0.9	5.4	9.1	18.8
Non-operating expenses	(1.4)	(2.8)	(8.7)	(9.8)
Interest charges	(51.0)	(43.6)	(148.3)	(141.3)
Income before income tax expense and income (loss) from equity investments	205.2	222.2	298.8	333.0
Income tax expense	(78.6)	(74.7)	(109.6)	(109.8)
Income (loss) from equity investments, net of income taxes	0.2	(0.1)	0.9	0.1
Net income	126.8	147.4	190.1	223.3
Preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$126.4	$147.0	$188.9	$222.1

Average number of basic common shares outstanding	154.2	153.9	154.1	153.8
Average number of diluted common shares outstanding	154.8	154.3	154.8	154.2

Basic earnings per common share	$0.82	$0.96	$1.23	$1.44
Diluted earnings per common share	$0.82	$0.95	$1.22	$1.44

Cash dividends per common share	$0.245	$0.23	$0.735	$0.69
Comprehensive Income
Net income	$126.8	$147.4	$190.1	$223.3
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3	4.2	6.6
Derivative hedging activity, net of tax	1.4	1.3	4.2	6.6
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	—	0.1	0.3	0.3
Change in unrecognized pension expense, net of tax	—	0.1	0.3	0.3
Total other comprehensive income	1.4	1.4	4.5	6.9
Comprehensive income	$128.2	$148.8	$194.6	$230.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$190.1	$223.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	245.7	226.7
Amortization of:
Nuclear fuel	18.4	18.2
Other	35.3	36.4
Deferred income taxes, net	110.1	120.3
Investment tax credit amortization	(1.1)	(1.0)
Income from equity investments, net of income taxes	(0.9)	(0.1)
Other operating activities (Note 2)	9.7	(61.8)
Net cash from operating activities	607.3	562.0
Cash Flows from Investing Activities
Utility capital expenditures	(520.9)	(553.3)
Allowance for borrowed funds used during construction	(4.3)	(10.0)
Purchases of nuclear decommissioning trust investments	(35.3)	(21.9)
Proceeds from nuclear decommissioning trust investments	32.8	19.4
Proceeds from sale of transmission assets	—	37.7
Other investing activities	(34.5)	(16.3)
Net cash from investing activities	(562.2)	(544.4)
Cash Flows from Financing Activities
Issuance of long-term debt	348.8	—
Issuance fees	(2.6)	—
Issuance of common stock	2.3	3.7
Repayment of long-term debt	(87.0)	(13.4)
Net change in short-term borrowings	(211.2)	107.8
Net change in collateralized short-term borrowings	19.0	(4.0)
Dividends paid	(114.6)	(107.5)
Other financing activities	(1.8)	(2.0)
Net cash from financing activities	(47.1)	(15.4)
Net Change in Cash and Cash Equivalents	(2.0)	2.2
Cash and Cash Equivalents at Beginning of Year	13.0	10.6
Cash and Cash Equivalents at End of Period	$11.0	$12.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date September 30	2015		2014
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,254,037	$2,639.3	153,995,621	$2,631.1
Issuance of common stock	210,579	5.5	214,241	5.5
Equity compensation expense, net of forfeitures		1.4		0.4
Unearned Compensation
Issuance of restricted common stock		(2.4)		(2.0)
Forfeiture of restricted common stock		0.4		—
Compensation expense recognized		1.3		1.5
Other		(0.5)		1.1
Ending balance	154,464,616	2,645.0	154,209,862	2,637.6
Retained Earnings
Beginning balance		967.8		871.4
Net income		190.1		223.3
Dividends:
Common stock ($0.735 and $0.69 per share)		(113.4)		(106.3)
Preferred stock - at required rates		(1.2)		(1.2)
Performance shares		(0.6)		(0.6)
Ending balance		1,042.7		986.6
Treasury Stock
Beginning balance	(91,281)	(2.3)	(129,290)	(2.8)
Treasury shares acquired	(73,326)	(1.9)	(85,062)	(2.2)
Treasury shares reissued	64,180	1.6	118,965	2.6
Ending balance	(100,427)	(2.6)	(95,387)	(2.4)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(18.7)		(25.3)
Derivative hedging activity, net of tax		4.2		6.6
Change in unrecognized pension expense, net of tax		0.3		0.3
Ending balance		(14.2)		(18.4)
Total Great Plains Energy Common Shareholders' Equity		$3,670.9		$3,603.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.6	$2.7
Funds on deposit	2.2	0.6
Receivables, net	146.8	128.9
Related party receivables	57.0	68.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	70.4	58.8
Materials and supplies, at average cost	114.1	110.1
Deferred refueling outage costs	25.3	12.5
Refundable income taxes	—	57.5
Deferred income taxes	3.8	5.0
Prepaid expenses and other assets	28.5	32.7
Total	560.7	587.6
Utility Plant, at Original Cost
Electric	9,577.5	8,737.3
Less - accumulated depreciation	3,665.9	3,658.7
Net utility plant in service	5,911.6	5,078.6
Construction work in progress	211.0	791.2
Nuclear fuel, net of amortization of $184.1 and $187.5	69.1	79.2
Total	6,191.7	5,949.0
Investments and Other Assets
Nuclear decommissioning trust fund	193.1	199.0
Regulatory assets	734.9	745.7
Other	32.0	29.5
Total	960.0	974.2
Total	$7,712.4	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	82.1	358.3
Current maturities of long-term debt	—	14.0
Accounts payable	185.5	305.2
Related party payables	—	12.6
Accrued taxes	127.8	23.6
Accrued interest	41.3	29.0
Accrued compensation and benefits	40.6	35.2
Pension and post-retirement liability	1.5	1.5
Other	12.5	12.4
Total	601.3	901.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,052.5	1,016.9
Deferred tax credits	124.1	124.3
Asset retirement obligations	237.5	177.7
Pension and post-retirement liability	492.2	485.4
Regulatory liabilities	161.9	172.0
Other	61.5	59.2
Total	2,129.7	2,035.5
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	853.7	726.8
Accumulated other comprehensive loss	(10.9)	(14.9)
Total	2,405.9	2,275.0
Long-term debt (Note 11)	2,575.5	2,298.5
Total	4,981.4	4,573.5
Commitments and Contingencies (Note 12)
Total	$7,712.4	$7,510.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
Operating Revenues	(millions)
Electric revenues	$526.3	$533.4	$1,314.1	$1,363.9
Operating Expenses
Fuel	89.4	107.2	237.3	289.0
Purchased power	22.9	27.4	73.4	86.8
Transmission	16.2	12.5	42.3	35.1
Operating and maintenance expenses	122.9	112.8	365.8	369.1
Depreciation and amortization	58.7	53.4	175.0	157.7
General taxes	45.4	44.2	125.1	124.6
Other	—	(1.3)	(0.2)	(1.3)
Total	355.5	356.2	1,018.7	1,061.0
Operating income	170.8	177.2	295.4	302.9
Non-operating income	0.6	4.5	6.3	15.7
Non-operating expenses	(1.8)	(2.8)	(5.7)	(6.4)
Interest charges	(34.8)	(31.1)	(100.4)	(92.8)
Income before income tax expense	134.8	147.8	195.6	219.4
Income tax expense	(50.5)	(53.3)	(68.7)	(72.9)
Net income	$84.3	$94.5	$126.9	$146.5
Comprehensive Income
Net income	$84.3	$94.5	$126.9	$146.5
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.2	4.0	3.9
Derivative hedging activity, net of tax	1.3	1.2	4.0	3.9
Total other comprehensive income	1.3	1.2	4.0	3.9
Comprehensive income	$85.6	$95.7	$130.9	$150.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$126.9	$146.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	175.0	157.7
Amortization of:
Nuclear fuel	18.4	18.2
Other	20.8	22.6
Deferred income taxes, net	19.8	33.0
Investment tax credit amortization	(0.7)	(0.7)
Other operating activities (Note 2)	103.6	32.4
Net cash from operating activities	463.8	409.7
Cash Flows from Investing Activities
Utility capital expenditures	(410.2)	(455.9)
Allowance for borrowed funds used during construction	(3.0)	(8.6)
Purchases of nuclear decommissioning trust investments	(35.3)	(21.9)
Proceeds from nuclear decommissioning trust investments	32.8	19.4
Proceeds from sale of transmission assets	—	4.7
Other investing activities	(19.7)	(7.2)
Net cash from investing activities	(435.4)	(469.5)
Cash Flows from Financing Activities
Issuance of long-term debt	348.8	—
Issuance fees	(2.6)	—
Repayment of long-term debt	(85.9)	—
Net change in short-term borrowings	(276.2)	112.4
Net money pool borrowings	(12.6)	(0.2)
Dividends paid to Great Plains Energy	—	(54.0)
Net cash from financing activities	(28.5)	58.2
Net Change in Cash and Cash Equivalents	(0.1)	(1.6)
Cash and Cash Equivalents at Beginning of Year	2.7	4.0
Cash and Cash Equivalents at End of Period	$2.6	$2.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2015		2014
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		726.8		636.4
Net income		126.9		146.5
Dividends:
Common stock held by Great Plains Energy		—		(54.0)
Ending balance		853.7		728.9
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14.9)		(20.2)
Derivative hedging activity, net of tax		4.0		3.9
Ending balance		(10.9)		(16.3)
Total Common Shareholder's Equity		$2,405.9		$2,275.7
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 19 for additional information.
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
Income	(millions, except per share amounts)
Net income	$126.8	$147.4	$190.1	$223.3
Less: preferred stock dividend requirements	0.4	0.4	1.2	1.2
Earnings available for common shareholders	$126.4	$147.0	$188.9	$222.1
Common Shares Outstanding
Average number of common shares outstanding	154.2	153.9	154.1	153.8
Add: effect of dilutive securities	0.6	0.4	0.7	0.4
Diluted average number of common shares outstanding	154.8	154.3	154.8	154.2
Basic EPS	$0.82	$0.96	$1.23	$1.44
Diluted EPS	$0.82	$0.95	$1.22	$1.44
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
Performance shares	—	108,832	—	108,832
Restricted stock shares	—	73,671	—	71,860
Dividends Declared
In November 2015, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2625 per share on Great Plains Energy's common stock.  The common dividend is payable December 21, 2015, to shareholders of record as of November 30, 2015.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable March 1, 2016, to shareholders of record as of February 8, 2016.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures and have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
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

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(13.2)	$(70.4)
Accounts receivable pledged as collateral	(19.0)	4.0
Fuel inventories	(10.8)	23.3
Materials and supplies	(2.9)	1.7
Accounts payable	(121.9)	(75.2)
Accrued taxes	89.2	91.2
Accrued interest	16.9	11.4
Deferred refueling outage costs	(12.8)	15.8
Pension and post-retirement benefit obligations	48.8	24.8
Allowance for equity funds used during construction	(3.8)	(13.2)
Fuel recovery mechanism	36.6	(21.3)
Solar rebates paid	(7.3)	(43.9)
Other	9.9	(10.0)
Total other operating activities	$9.7	$(61.8)
Cash paid during the period:
Interest	$121.2	$115.6
Income taxes	$0.2	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$23.4	$50.5

KCP&L Other Operating Activities
Year to Date September 30	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(6.2)	$(70.5)
Fuel inventories	(11.6)	18.3
Materials and supplies	(4.0)	0.5
Accounts payable	(83.1)	(34.7)
Accrued taxes	162.3	118.2
Accrued interest	12.3	10.8
Deferred refueling outage costs	(12.8)	15.8
Pension and post-retirement benefit obligations	48.8	23.6
Allowance for equity funds used during construction	(2.9)	(12.3)
Fuel recovery mechanism	1.8	1.4
Solar rebates paid	(6.0)	(14.8)
Other	5.0	(23.9)
Total other operating activities	$103.6	$32.4
Cash paid during the period:
Interest	$79.1	$72.9
Non-cash investing activities:
Liabilities accrued for capital expenditures	$15.7	$44.4

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30	December 31
	2015	2014
Great Plains Energy	(millions)
Customer accounts receivable - billed	$28.1	$1.1
Customer accounts receivable - unbilled	81.4	75.3
Allowance for doubtful accounts - customer accounts receivable	(4.1)	(2.8)
Other receivables	68.0	86.7
Total	$173.4	$160.3
KCP&L
Customer accounts receivable - billed	$27.6	$0.6
Customer accounts receivable - unbilled	59.3	49.7
Allowance for doubtful accounts - customer accounts receivable	(1.9)	(1.2)
Other receivables	61.8	79.8
Total	$146.8	$128.9
Great Plains Energy's and KCP&L's other receivables at September 30, 2015, and December 31, 2014, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2015, and December 31, 2014, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $190.0 million and $171.0 million, respectively. At September 30, 2015, and December 31, 2014, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million.
KCP&L and GMO each sell their receivables at a fixed price based upon the expected cost of funds and charge-offs.  These costs comprise KCP&L's and GMO's loss on the sale of accounts receivable.  KCP&L and GMO service the receivables and each receive an annual servicing fee of 1.5% of the outstanding principal amount of the receivables sold to KCP&L Receivables Company and GMO Receivables Company. KCP&L and GMO do not recognize a servicing asset or liability because management determined the collection agent fees earned by KCP&L and GMO approximate market value.  KCP&L's agreement expires in September 2016 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2016 and allows for $65 million in aggregate outstanding principal from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.

Information regarding KCP&L's sale of accounts receivable to KCP&L Receivables Company and GMO's sale of accounts receivable to GMO Receivables Company is reflected in the following tables.

Three Months Ended September 30, 2015	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(495.5)	$495.5	$—	$(267.4)	$267.4	$—
Gain (loss) on sale of accounts receivable (a)	(6.3)	6.1	(0.2)	(3.4)	3.4	(0.2)
Servicing fees received (paid)	0.8	(0.8)	—	0.4	(0.4)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(489.5)	489.5	—	(267.7)	267.7	—
Cash received from (paid for) receivables purchased	483.4	(483.4)	—	264.4	(264.4)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Year to Date September 30, 2015	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,234.0)	$1,234.0	$—	$(656.7)	$656.7	$—
Gain (loss) on sale of accounts receivable (a)	(15.6)	15.1	(0.5)	(8.3)	8.1	(0.7)
Servicing fees received (paid)	2.0	(2.0)	—	1.0	(1.0)	—
Fees paid to outside investor	—	(0.7)	(0.7)	—	(0.4)	(1.1)
Cash from customers (transferred) received	(1,205.6)	1,205.6	—	(646.0)	646.0	—
Cash received from (paid for) receivables purchased	1,190.5	(1,190.5)	—	638.0	(638.0)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	0.1	(0.1)	—

Three Months Ended September 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(472.9)	$472.9	$—	$(251.3)	$251.3	$—
Gain (loss) on sale of accounts receivable (a)	(6.0)	5.9	(0.1)	(3.1)	3.2	—
Servicing fees received (paid)	0.8	(0.8)	—	0.4	(0.4)	—
Fees paid to outside investor	—	(0.3)	(0.3)	—	(0.2)	(0.5)
Cash from customers (transferred) received	(471.5)	471.5	—	(253.2)	253.2	—
Cash received from (paid for) receivables purchased	465.6	(465.6)	—	250.0	(250.0)	—
Interest on intercompany note received (paid)	0.1	(0.1)	—	—	—	—

Year to Date September 30, 2014	KCP&L	KCP&L Receivables Company	Consolidated KCP&L	GMO	GMO Receivables Company	Consolidated Great Plains Energy
	(millions)
Receivables (sold) purchased	$(1,206.9)	$1,206.9	$—	$(643.0)	$643.0	$—
Gain (loss) on sale of accounts receivable (a)	(15.3)	14.9	(0.4)	(8.1)	7.9	(0.6)
Servicing fees received (paid)	2.0	(2.0)	—	1.0	(1.0)	—
Fees paid to outside investor	—	(0.9)	(0.9)	—	(0.5)	(1.4)
Cash from customers (transferred) received	(1,187.3)	1,187.3	—	(630.5)	630.5	—
Cash received from (paid for) receivables purchased	1,172.4	(1,172.4)	—	622.6	(622.6)	—
Interest on intercompany note received (paid)	0.2	(0.2)	—	—	—	—
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

Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30 2015	December 31 2014
Decommissioning Trust	(millions)
Beginning balance January 1	$199.0	$183.9
Contributions	2.5	3.3
Earned income, net of fees	2.4	3.6
Net realized gains	0.9	0.4
Net unrealized gains (losses)	(11.7)	7.8
Ending balance	$193.1	$199.0
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30, 2015				December 31, 2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$89.4	$42.2	$(3.2)	$128.4	$87.2	$50.6	$(0.7)	$137.1
Debt securities	59.0	3.2	(0.3)	61.9	55.4	3.8	(0.1)	59.1
Other	2.8	—	—	2.8	2.8	—	—	2.8
Total	$151.2	$45.4	$(3.5)	$193.1	$145.4	$54.4	$(0.8)	$199.0
The weighted average maturity of debt securities held by the trust at September 30, 2015, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
	(millions)
Realized gains	$0.6	$0.3	$3.2	$1.0
Realized losses	(0.5)	(0.1)	(2.3)	(0.7)
5. REGULATORY MATTERS
KCP&L Kansas Rate Case Proceedings
In January 2015, KCP&L filed an application with The State Corporation Commission of the State of Kansas (KCC) to request an increase to its retail revenues of $67.3 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.48%. The request included costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service.

In September 2015, KCC issued an order for KCP&L authorizing an increase in annual revenues of $48.7 million, a return on equity of 9.3% and a rate-making equity ratio of 50.48%. The rates established by the order took effect on October 1, 2015, and are effective unless and until modified by KCC or stayed by a court.

KCP&L Missouri Rate Case Proceedings
In October 2014, KCP&L filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $120.9 million (subsequently adjusted to $112.7 million), with a return on equity of 10.3% and a rate-making equity ratio of 50.36%. The request included recovery of increased transmission and property tax expenses, costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. KCP&L also requested authorization to implement a Fuel Adjustment Clause (FAC).
In September 2015, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $89.7 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 50.09%. The MPSC also approved KCP&L’s request to implement a FAC. The rates established by the order took effect on September 29, 2015, and are effective unless and until modified by the MPSC or stayed by a court. Notices of Appeal of the September 2015 MPSC order were filed with the Missouri Court of Appeals, Western District, by KCP&L in October 2015 and by The Office of the Public Counsel in November 2015 regarding various issues.

6. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2015. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, EBITDA, net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
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
KCP&L has AROs related to decommissioning Wolf Creek, site remediation of its Spearville Wind Energy Facilities, asbestos abatement, removal of storage tanks and closure and post-closure of ponds and landfills containing coal combustion residuals (CCRs). GMO has AROs related to asbestos abatement, removal of storage tanks and closure and post-closure of ponds and landfills containing CCRs.
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

On April 17, 2015, the Environmental Protection Agency (EPA) published new regulations to regulate the disposal of CCRs at electric generating facilities. See Note 12 under the heading Solid Waste for additional information regarding the CCR rule. The CCR rule represents legal obligations of Great Plains Energy and KCP&L as to the closure and post-closure of its ponds and landfills containing CCRs. As a result of the CCR rule, Great Plains Energy and KCP&L increased their AROs $69.5 million and $51.3 million, respectively, in the second quarter of 2015.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	September 30	December 31	September 30	December 31
	2015	2014	2015	2014
	(millions)
Beginning balance	$195.9	$158.8	$177.7	$141.7
Additions	54.5	—	34.6	—
Revision in timing and/or estimates	15.0	26.8	16.7	26.8
Accretion	9.4	10.3	8.5	9.2
Ending balance	$274.8	$195.9	$237.5	$177.7
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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2015	2014	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$11.4	$9.1	$0.8	$0.9
Interest cost	12.5	12.7	1.7	2.0
Expected return on plan assets	(13.0)	(12.7)	(0.7)	(0.7)
Prior service cost	0.2	0.2	0.7	0.8
Recognized net actuarial loss	12.9	12.4	0.1	—
Transition obligation	—	—	0.1	—
Net periodic benefit costs before regulatory adjustment	24.0	21.7	2.7	3.0
Regulatory adjustment	(3.5)	(0.6)	1.4	1.1
Net periodic benefit costs	$20.5	$21.1	$4.1	$4.1

	Pension Benefits		Other Benefits
Year to Date September 30	2015	2014	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$34.0	$27.2	$2.5	$2.7
Interest cost	37.7	38.1	5.1	6.0
Expected return on plan assets	(38.8)	(38.1)	(2.2)	(2.1)
Prior service cost	0.6	0.6	2.3	2.4
Recognized net actuarial loss	38.5	37.2	0.2	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit costs before regulatory adjustment	72.0	65.0	8.0	9.1
Regulatory adjustment	(9.3)	(1.4)	4.2	3.3
Net periodic benefit costs	$62.7	$63.6	$12.2	$12.4
Year to date September 30, 2015, Great Plains Energy contributed $29.5 million to the pension plans and expects to contribute an additional $49.4 million in 2015 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2015, Great Plains Energy expects to make contributions of $10.2 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.

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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
Great Plains Energy	(millions)
Equity compensation expense	$3.7	$1.0	$4.6	$6.4
Income tax benefit	1.4	0.3	1.7	2.3
KCP&L
Equity compensation expense	$2.5	$0.6	$3.1	$4.4
Income tax benefit	0.9	0.1	1.1	1.5
Performance Shares
Performance share activity year to date September 30, 2015, is summarized in the following table. Performance adjustment represents the number of shares of common stock issued related to performance shares and can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2015	534,016	$25.11
Granted	232,838	24.03
Earned	(25,844)	19.48
Forfeited	(46,927)	25.68
Performance adjustment	(77,515)	19.48
Ending balance September 30, 2015	616,568	25.60
* weighted-average
At September 30, 2015, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted was $22.46 and $24.03 for the three months ended and year to date September 30, 2015, respectively.  The weighted-average grant-date fair value of shares granted was $28.78 for the three months ended and year to date September 30, 2014. At September 30, 2015, there was $7.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $0.5 million and $2.8 million year to date September 30, 2015, and 2014, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2015, inputs for expected volatility, dividend yield and risk-free rates ranged from 16%-17%, 3.72%-4.03% and 0.86%-1.02%, respectively.
Restricted Stock
Restricted stock activity year to date September 30, 2015, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2015	267,390	$22.31
Granted and issued	91,880	25.88
Vested	(109,246)	19.68
Forfeited	(15,644)	24.81
Ending balance September 30, 2015	234,380	24.76
* weighted-average
At September 30, 2015, the remaining weighted-average contractual term was 1.5 years.  The weighted-average grant-date fair value of shares granted was $24.20 and $25.88 for the three months ended and year to date September 30, 2015, respectively. The weighted-average grant-date fair value of shares granted was $25.10 and $25.69 for the three months ended and year to date September 30, 2014, respectively.  At September 30, 2015, there was $2.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. The total fair value of shares vested was $0.1 million and $2.1 million for the three months ended and year to date September 30, 2015, respectively. The total fair value of shares vested was $0.5 million and $1.9 million for the three months ended and year to date September 30, 2014, respectively.
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2015, Great Plains Energy was in compliance with this covenant.  At September 30, 2015, Great Plains Energy had $12.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.75% and had issued $0.2 million in letters of credit under the credit facility.  At December 31, 2014, Great Plains Energy had $4.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2015, KCP&L was in compliance with this covenant.  At September 30, 2015, KCP&L had $82.1 million of commercial paper outstanding at a weighted-average interest rate of 0.43%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, KCP&L had $358.3 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2015, GMO was in compliance with this covenant.  At September 30, 2015, GMO had $57.0 million of commercial paper outstanding at a weighted-average interest rate of 0.43%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, GMO had no commercial paper outstanding, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2015	2014
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	—	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.02% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		—	(14.0)
Unamortized discount		(4.9)	(3.8)
Total KCP&L excluding current maturities(d)		2,575.5	2,298.5
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2016-2021	6.8	7.9
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net		3.9	4.3
Total Great Plains Energy excluding current maturities(d)		$3,763.5	$3,488.0

(a)	Weighted-average interest rates at September 30, 2015

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

(d)	Does not include $50.0 million and $21.9 million EIRR Series 2005 bonds because the bonds were repurchased in September 2015 and are held by KCP&L.

KCP&L General Mortgage Bonds
In March 2015, KCP&L repaid its $14.0 million secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds at maturity.
In September 2015, KCP&L purchased in lieu of redemption its $50.0 million and $21.9 million secured EIRR Series 2005 bonds. As of September 30, 2015, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L. KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.
KCP&L Senior Notes
In August 2015, KCP&L issued, at a discount, $350.0 million of 3.65% unsecured Senior Notes, maturing in 2025.

12. COMMITMENTS AND CONTINGENCIES
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
KCP&L has a consent agreement with the Kansas Department of Health and Environment (KDHE) incorporating limits for stack particulate matter emissions, as well as limits for NOx and SO2 emissions, at its La Cygne Station that will be below the presumptive limits under BART.  KCP&L further agreed to use its best efforts to install emission control technologies to reduce those emissions from the La Cygne Station prior to the required compliance date under BART, but in no event later than June 1, 2015.  In August 2011, KCC issued its order on KCP&L's predetermination request that would apply to the recovery of costs for its 50% share of the environmental equipment required to comply with BART at the La Cygne Station.  In the order, KCC stated that KCP&L's decision to retrofit La Cygne was reasonable, reliable, efficient and prudent and the $1.23 billion cost estimate is reasonable.  KCP&L expects the final cost of the project to be approximately $75 million below the $1.23 billion cost estimate.  KCP&L's 50% share of the estimated cost is $615 million. In September 2011, KCP&L commenced construction of the La Cygne Station project and at September 30, 2015, had incurred approximately $531 million of cash capital expenditures. The remaining cash capital expenditures are included in the estimated capital expenditures table above.  The environmental equipment was placed in-service at La Cygne No. 2 in March 2015 and at La Cygne No. 1 in April 2015.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. MATS Rule compliance commenced at KCP&L’s Iatan Station in April 2015 and will commence at KCP&L's La Cygne Station in December 2015. In June 2015, the U.S. Supreme Court reversed the judgment of the Court of Appeals for the D.C. Circuit, which had upheld the MATS Rule, and remanded the MATS Rule for further proceedings consistent with its opinion. The Supreme Court held that the EPA was required by the Clean Air Act, but had failed, to consider costs when the EPA made the initial decision that regulating air toxics was appropriate and necessary. KCP&L’s and GMO’s other affected coal-fired units will take actions to be compliant in April 2016, unless the D.C. Circuit Court issues an order which results in alternate compliance actions. Estimated capital costs to comply with the MATS Rule are included in the estimated capital expenditures table above.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. The rule became effective in January 2013 and allows three to four years for compliance. Estimated capital costs to comply with the Industrial Boiler Rule are included in the estimated capital expenditures table above.
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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of CO2 per MWh, or approximately 22 million tons and 17 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas permitting requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, while the United States is not a current party to the international Kyoto Protocol, it has agreed to undertake certain voluntary actions under the non-binding Copenhagen Accord and pursuant to subsequent international discussions relating to climate change, including the establishment of a goal to reduce greenhouse gas emissions.  International agreements legally binding on the United States may be reached in the future.  Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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
States are required to submit final plans to implement the Clean Power Plan or an extension request to the EPA by September 2016. States receiving an extension request must submit final plans by September 2018. An EPA plan with either a rate-based or mass-based trading program has yet to be finalized and can be enforced in states that fail to submit approved plans by the deadlines established in the final guidelines.
Compliance with the Clean Power Plan has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the state plans to implement the Clean Power Plan are known.  Several lawsuits have been filed challenging the Clean Power Plan.
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
KCP&L holds a permit from the MDNR covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Future water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations could also be impacted by the allowable amount of heat that can be contained in the returned water.  Great Plains Energy and KCP&L cannot predict the outcome of these matters; however, while less significant outcomes are possible, these matters may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a significant impact on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
In September 2015, the EPA finalized a revision of the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The final rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2018 and 2023.
The final rule establishes new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, and combustion residual leachate from landfills and surface impoundments. Estimated capital costs to comply with the final rule are included in the estimated capital expenditures table above.
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate CCRs under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The rule was promulgated in the Federal Register on April 17, 2015, and is effective six months after promulgation with various obligations effective at specified times within the rule. Estimated capital costs to comply with the CCR rule are included in the estimated capital expenditures table above. See Note 7 for information regarding an increase in Great Plains Energy's and KCP&L's AROs as a result of the CCR rule.
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
At September 30, 2015, and December 31, 2014, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at September 30, 2015, and December 31, 2014, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
13. LEGAL PROCEEDINGS
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

14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $45.5 million and $137.7 million, respectively, for the three months ended and year to date September 30, 2015. These costs totaled $41.4 million and $128.6 million, respectively, for the three months ended and year to date September 30, 2014. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $0.1 million and $0.2 million for the three months ended and year to date September 30, 2015, respectively. KCP&L's net wholesale sales to GMO were $1.6 million and $12.6 million for the three months ended and year to date September 30, 2014, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2014, KCP&L had a money pool payable to GMO of $12.6 million. The following table summarizes KCP&L's related party net receivables.

	September 30	December 31
	2015	2014
	(millions)
Net receivable from GMO	$43.6	$38.2
Net receivable from Great Plains Energy	13.4	18.0
15. DERIVATIVE INSTRUMENTS
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
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized currently in net income unless specific hedge accounting criteria are met, except hedges that are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At September 30, 2015, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net all receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). Currently, the fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry to the consolidated statements of income. In connection with KCP&L's September 2015 MPSC rate order, future contracts will be included in a fuel recovery mechanism which allows the change in the timing of recognition to be recorded on the balance sheet in either a regulatory asset or regulatory liability. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

KCP&L and GMO have Transmission Congestion Rights (TCRs) that they utilize to hedge against congestion costs and protect load prices in the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, which began operations in March 2014. These financial contracts have been designated as economic hedges (non-hedging derivatives). Currently, the fair values of these instruments assigned to KCP&L's Missouri jurisdiction are recorded as derivative assets or liabilities with an offsetting entry recorded to electric revenue. In connection with KCP&L's September 2015 MPSC rate order, future TCR's will be included in a fuel recovery mechanism which allows the change in the timing of recognition to be recorded on the balance sheet in either a regulatory asset or regulatory liability.
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

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At September 30, 2015, GMO had financial contracts in place to hedge approximately 49%, 30%, 14% and 7% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2015, 2016, 2017 and 2018, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	September 30		December 31
	2015		2014
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Futures contracts
Non-hedging derivatives	$26.7	$(4.5)	$14.9	$(2.4)
Forward contracts
Non-hedging derivatives	19.3	3.5	29.7	4.1
Transmission congestion rights
Non-hedging derivatives	9.2	(0.2)	28.3	2.6
Option contracts
Non-hedging derivatives	—	—	1.7	0.1
KCP&L
Futures contracts
Non-hedging derivatives	$1.5	$0.1	$—	$—
Transmission congestion rights
Non-hedging derivatives	6.8	(0.2)	23.6	3.1
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$4.0	$5.2

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.6	$4.2

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$0.4	$0.5

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$4.0	$0.9

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
September 30, 2015	(millions)
Derivative assets	$4.0	$(0.4)	$3.6	$—	$—	$3.6
Derivative liabilities	5.2	(5.0)	0.2	—	—	0.2
December 31, 2014
Derivative assets	$8.6	$(1.2)	$7.4	$—	$—	$7.4
Derivative liabilities	4.2	(3.5)	0.7	—	—	0.7

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
September 30, 2015	(millions)
Derivative assets	$0.4	$(0.3)	$0.1	$—	$—	$0.1
Derivative liabilities	0.5	(0.4)	0.1	—	—	0.1
December 31, 2014
Derivative assets	$4.0	$(0.9)	$3.1	$—	$—	$3.1
Derivative liabilities	0.9	(0.9)	—	—	—	—
At September 30, 2015, and December 31, 2014, Great Plains Energy offset $4.6 million and $2.3 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 17 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at September 30, 2015, includes $9.3 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at September 30, 2015, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(0.2)	$(10.0)	$(7.9)	$(12.3)
Fuel	(0.1)	0.8	(1.2)	1.8
Purchased power	(0.2)	(4.8)	(1.4)	(4.4)
Regulatory asset	(1.9)	3.2	(5.1)	(0.9)
Regulatory liability	—	(0.2)	—	—
Total	$(2.4)	$(11.0)	$(15.6)	$(15.8)

KCP&L
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2015	2014	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$(0.2)	$(10.0)	$(7.9)	$(12.3)
Fuel	1.1	1.0	1.3	1.1
Regulatory asset	(0.1)	1.7	(0.1)	(0.5)
Total	$0.8	$(7.3)	$(6.7)	$(11.7)

16. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At September 30, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.1 billion, respectively. At December 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At September 30, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	September 30 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$128.4	$128.4	$—	$—
Debt securities
U.S. Treasury	27.4	27.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	28.4	—	28.4	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	2.8	2.8	—	—
Total nuclear decommissioning trust	193.1	158.6	34.5	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.2	—	7.2	—
Cash and cash equivalents	6.4	6.4	—	—
Total self-insured health plan trust	14.7	7.5	7.2	—
Derivative instruments (c)	0.4	0.1	—	0.3
Total	$208.2	$166.2	$41.7	$0.3
Liabilities
Derivative instruments (c)	0.5	—	—	0.5
Total	$0.5	$—	$—	$0.5
Other Great Plains Energy
Assets
Derivative instruments (c)	$3.6	$—	$2.9	$0.7
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	16.9	—	16.9	—
Total SERP rabbi trusts	17.0	0.1	16.9	—
Total	20.6	0.1	19.8	0.7
Liabilities
Derivative instruments (c)	4.7	4.6	—	0.1
Total	$4.7	$4.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$193.1	$158.6	$34.5	$—
Self-insured health plan trust (b)	14.7	7.5	7.2	—
Derivative instruments (c)	4.0	0.1	2.9	1.0
SERP rabbi trusts (d)	17.0	0.1	16.9	—
Total	228.8	166.3	61.5	1.0
Liabilities
Derivative instruments (c)	5.2	4.6	—	0.6
Total	$5.2	$4.6	$—	$0.6

Description	December 31 2014	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	22.9	22.9	—	—
U.S. Agency	3.5	—	3.5	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	28.1	—	28.1	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.3	2.3	—	—
Other	0.5	—	0.5	—
Total nuclear decommissioning trust	199.0	162.3	36.7	—
Self-insured health plan trust (b)
Equity securities	1.3	1.3	—	—
Debt securities	7.6	—	7.6	—
Cash and cash equivalents	6.2	6.2	—	—
Total self-insured health plan trust	15.1	7.5	7.6	—
Derivative instruments (c)	4.0	—	—	4.0
Total	$218.1	$169.8	$44.3	$4.0
Liabilities
Derivative instruments (c)	0.9	—	—	0.9
Total	$0.9	$—	$—	$0.9
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$—	$3.4	$1.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Fixed income funds	17.8	—	17.8	—
Total SERP rabbi trusts	17.9	0.1	17.8	—
Total	22.5	0.1	21.2	1.2
Liabilities
Derivative instruments (c)	3.3	2.4	0.1	0.8
Total	$3.3	$2.4	$0.1	$0.8
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$199.0	$162.3	$36.7	$—
Self-insured health plan trust (b)	15.1	7.5	7.6	—
Derivative instruments (c)	8.6	—	3.4	5.2
SERP rabbi trusts (d)	17.9	0.1	17.8	—
Total	240.6	169.9	65.5	5.2
Liabilities
Derivative instruments (c)	4.2	2.4	0.1	1.7
Total	$4.2	$2.4	$0.1	$1.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at July 1	$0.8	$0.6
Total realized/unrealized gains (losses):
included in electric revenue	(0.2)	(10.0)
included in purchased power expense	(0.2)	(4.8)
included in non-operating income	3.2	2.2
included in regulatory (asset) liability	(0.1)	3.4
Purchases	(0.2)	1.7
Settlements	(2.9)	9.9
Net asset at September 30	$0.4	$3.0
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.1)	$1.9
included in non-operating income	—	(0.2)
included in regulatory (asset) liability	(0.1)	3.4

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.5	$3.3
Total realized/unrealized gains (losses):
included in electric revenue	(7.9)	(12.3)
included in purchased power expense	(1.4)	(4.4)
included in non-operating income	6.9	13.3
included in regulatory asset	(0.1)	(0.7)
Purchases	0.4	15.1
Settlements	(1.0)	(11.3)
Net asset at September 30	$0.4	$3.0
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.1)	$(0.6)
included in non-operating income	(0.1)	—
included in regulatory asset	(0.1)	(0.7)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at July 1	$0.1	$0.9
Total realized/unrealized gains (losses):
included in electric revenue	(0.2)	(10.0)
included in regulatory (asset) liability	(0.1)	1.7
Purchases	(0.2)	1.3
Settlements	0.2	8.8
Net asset (liability) at September 30	$(0.2)	$2.7
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.1)	$1.9
included in regulatory (asset) liability	(0.1)	1.7

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(7.9)	(12.3)
included in regulatory asset	(0.1)	(0.5)
Purchases	(0.4)	13.1
Settlements	5.1	1.3
Net asset (liability) at September 30	$(0.2)	$2.7
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$(0.1)	$(0.6)
included in regulatory asset	(0.1)	(0.5)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date September 30, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	4.2	0.3	4.5
Net current period other comprehensive income	4.2	0.3	4.5
Ending balance September 30	$(11.6)	$(2.6)	$(14.2)
Year to Date September 30, 2014
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Amounts reclassified from accumulated other comprehensive loss	6.6	0.3	6.9
Net current period other comprehensive income	6.6	0.3	6.9
Ending balance September 30	$(17.2)	$(1.2)	$(18.4)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to Date September 30, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	4.0
Net current period other comprehensive income	4.0
Ending balance September 30	$(10.9)
Year to Date September 30, 2014
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	3.9
Net current period other comprehensive income	3.9
Ending balance September 30	$(16.3)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.3)	Interest charges
	(2.3)	(2.3)	Income before income tax expense and income from equity investments
	0.9	1.0	Income tax benefit
	$(1.4)	$(1.3)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.1)	$(0.1)	Utility operating and maintenance expenses
	(0.1)	(0.1)	Income before income tax expense and income from equity investments
	0.1	—	Income tax benefit
	$—	$(0.1)	Net income

Total reclassifications, net of tax	$(1.4)	$(1.4)	Net income

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.9)	$(10.9)	Interest charges
	(6.9)	(10.9)	Income before income tax expense and income from equity investments
	2.7	4.3	Income tax benefit
	$(4.2)	$(6.6)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.5)	$(0.4)	Utility operating and maintenance expenses
	(0.5)	(0.4)	Income before income tax expense and income from equity investments
	0.2	0.1	Income tax benefit
	$(0.3)	$(0.3)	Net income

Total reclassifications, net of tax	$(4.5)	$(6.9)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.1)	Interest charges
	(2.2)	(2.1)	Income before income tax expense
	0.9	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.3)	$(1.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.6)	$(6.5)	Interest charges
	(6.6)	(6.5)	Income before income tax expense
	2.6	2.6	Income tax benefit
Total reclassifications, net of tax	$(4.0)	$(3.9)	Net income

18. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2015	2014	2015	2014
Current income taxes	(millions)
Federal	$(0.8)	$(0.7)	$(0.3)	$(0.6)
State	0.5	(0.1)	0.4	—
Total	(0.3)	(0.8)	0.1	(0.6)
Deferred income taxes
Federal	66.4	69.0	91.8	100.6
State	12.4	12.9	18.3	19.7
Total	78.8	81.9	110.1	120.3
Noncurrent income taxes
Federal	—	—	—	(2.4)
State	—	—	—	(0.3)
Foreign	—	(6.2)	—	(6.2)
Total	—	(6.2)	—	(8.9)
Investment tax credit
Deferral	0.5	—	0.5	—
Amortization	(0.4)	(0.2)	(1.1)	(1.0)
Total	0.1	(0.2)	(0.6)	(1.0)
Income tax expense	$78.6	$74.7	$109.6	$109.8

	Three Months Ended September 30		Year to Date September 30
KCP&L	2015	2014	2015	2014
Current income taxes	(millions)
Federal	$43.9	$33.8	$42.4	$34.5
State	7.1	5.9	6.7	6.1
Total	51.0	39.7	49.1	40.6
Deferred income taxes
Federal	(1.6)	10.9	14.6	26.2
State	0.8	2.9	5.2	6.8
Total	(0.8)	13.8	19.8	33.0
Investment tax credit
Deferral	0.5	—	0.5	—
Amortization	(0.2)	(0.2)	(0.7)	(0.7)
Total	0.3	(0.2)	(0.2)	(0.7)
Income tax expense	$50.5	$53.3	$68.7	$72.9

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2015	2014	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	0.3	(0.3)	0.4	(0.5)
Amortization of investment tax credits	(0.2)	(0.1)	(0.4)	(0.3)
Federal income tax credits	(1.2)	(1.8)	(2.6)	(3.0)
State income taxes	4.2	3.7	4.0	3.7
Changes in uncertain tax positions, net	—	(2.8)	—	(1.8)
Other	0.2	(0.1)	0.2	(0.2)
Effective income tax rate	38.3%	33.6%	36.6%	32.9%

	Three Months Ended September 30		Year to Date September 30
KCP&L	2015	2014	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	0.4	(0.2)	0.6	(0.7)
Amortization of investment tax credits	(0.2)	(0.2)	(0.4)	(0.4)
Federal income tax credits	(1.8)	(2.4)	(3.9)	(4.3)
State income taxes	3.9	3.9	3.9	3.8
Other	0.1	—	(0.1)	(0.1)
Effective income tax rate	37.4%	36.1%	35.1%	33.3%
19. SEGMENTS AND RELATED INFORMATION
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

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$781.4	$—	$—	$781.4
Depreciation and amortization	(82.4)	—	—	(82.4)
Interest (charges) income	(48.9)	(10.2)	8.1	(51.0)
Income tax (expense) benefit	(78.5)	(0.1)	—	(78.6)
Net income (loss)	129.1	(2.3)	—	126.8

Year to Date September 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,939.5	$—	$—	$1,939.5
Depreciation and amortization	(245.7)	—	—	(245.7)
Interest (charges) income	(142.1)	(30.3)	24.1	(148.3)
Income tax (expense) benefit	(112.0)	2.4	—	(109.6)
Net income (loss)	196.4	(6.3)	—	190.1

Three Months Ended September 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$782.5	$—	$—	$782.5
Depreciation and amortization	(76.6)	—	—	(76.6)
Interest (charges) income	(44.9)	(6.8)	8.1	(43.6)
Income tax (expense) benefit	(81.0)	6.3	—	(74.7)
Net income (loss)	140.3	7.1	—	147.4

Year to Date September 30, 2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,016.0	$—	$—	$2,016.0
Depreciation and amortization	(226.7)	—	—	(226.7)
Interest (charges) income	(137.9)	(31.1)	27.7	(141.3)
Income tax (expense) benefit	(118.8)	9.0	—	(109.8)
Net income (loss)	221.1	2.2	—	223.3

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2015	(millions)
Assets	$11,053.9	$163.6	$(373.4)	$10,844.1
Capital expenditures (a)	520.9	—	—	520.9
December 31, 2014
Assets	$10,746.1	$33.1	$(303.5)	$10,475.7
Capital expenditures (a)	773.7	—	—	773.7
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,600 MWs of generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 844,200 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2015, decreased to $126.4 million or $0.82 per share from $147.0 million or $0.95 per share for the same period in 2014 driven by:

•
a $21.2 million increase in gross margin driven by warmer weather; recovery of program costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA) and recovery of renewable energy costs under the Missouri Renewable Energy Standard Rate Adjustment Mechanism (RESRAM), both of which have a direct offset in utility operating and maintenance expense; partially offset by lower wholesale margins at KCP&L in Missouri, where there was no fuel recovery mechanism;

•
an $18.4 million increase in utility operating and maintenance expense driven by an increase in program credits for energy efficiency programs under MEEIA and amortization of deferred renewable energy costs under RESRAM, both of which have a direct offset in revenue; an increase in Wolf Creek operating and maintenance expenses and an increase in distribution operating and maintenance expenses;

•	a $5.8 million increase in depreciation and amortization expense driven by capital additions;

•	a $4.5 million decrease in non-operating income driven by a decrease in the equity component of AFUDC;

•	a $7.4 million increase in interest charges primarily due to lower interest expense in 2014 related to the release of uncertain tax positions and a decrease in the debt component of AFUDC; and

•	a $3.9 million increase in income tax expense primarily driven by income tax benefits in 2014 related to the release of uncertain tax positions partially offset by decreased pre-tax income.
Great Plains Energy's earnings available for common shareholders year to date September 30, 2015, decreased to $188.9 million or $1.22 per share from $222.1 million or $1.44 per share for the same period in 2014 driven by:

•
a $14.3 million increase in gross margin driven by new retail rates; recovery of program costs for energy efficiency programs under MEEIA and recovery of renewable energy costs under RESRAM, both of which have a direct offset in utility operating and maintenance expense; partially offset by lower wholesale margins at KCP&L in Missouri, where there was no fuel recovery mechanism, higher transmission expense and milder weather.

•
a $9.2 million increase in utility operating and maintenance expenses primarily driven by an increase in program costs for energy efficiency programs under MEEIA and amortization of deferred renewable energy costs under RESRAM, both of which have a direct offset in revenue, partially offset by a decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization and a planned mid-cycle maintenance outage in 2014;

•	a $19.0 million increase in depreciation and amortization expense driven by capital additions;

•	a $9.7 million decrease in non-operating income driven by a decrease in the equity component of AFUDC; and

•	a $7.0 million increase in interest charges primarily due to lower interest expense in 2014 related to the release of uncertain tax positions and a decrease in the debt component of AFUDC.
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
ENVIRONMENTAL MATTERS
See Note 12 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 14 to the consolidated financial statements for information regarding related party transactions.

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
	(millions)
Operating revenues	$781.4	$782.5	$1,939.5	$2,016.0
Fuel	(124.5)	(142.3)	(332.0)	(392.9)
Purchased power	(52.1)	(61.2)	(146.3)	(185.7)
Transmission	(23.9)	(19.3)	(65.1)	(55.6)
Gross margin (a)	580.9	559.7	1,396.1	1,381.8
Other operating expenses	(241.8)	(219.9)	(703.7)	(689.8)
Depreciation and amortization	(82.4)	(76.6)	(245.7)	(226.7)
Operating income	256.7	263.2	446.7	465.3
Non-operating income and expenses	(0.5)	2.6	0.4	9.0
Interest charges	(51.0)	(43.6)	(148.3)	(141.3)
Income tax expense	(78.6)	(74.7)	(109.6)	(109.8)
Income (loss) from equity investments	0.2	(0.1)	0.9	0.1
Net income	126.8	147.4	190.1	223.3
Preferred dividends	(0.4)	(0.4)	(1.2)	(1.2)
Earnings available for common shareholders	$126.4	$147.0	$188.9	$222.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Three Months Ended September 30, 2015, Compared to September 30, 2014
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2015, decreased to $126.4 million or $0.82 per share from $147.0 million or $0.95 per share for the same period in 2014.
Electric utility's net income decreased $11.2 million for the three months ended September 30, 2015, compared to the same period in 2014 due to:

•	a $21.2 million increase in gross margin driven by:

•	an estimated $22 million increase due to warmer weather driven by an 18% increase in cooling degree days;

•
a $5.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $2.2 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $5 million decrease due to lower wholesale margins at KCP&L in Missouri, where there was no fuel recovery mechanism.

•	a $21.9 million increase in other operating expenses primarily due to:

•
a $5.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $2.2 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	a $2.3 million increase in Wolf Creek operating and maintenance expenses;

•	a $2.3 million increase in distribution operating and maintenance expenses; and

•	a $2.2 million increase in general taxes driven by higher property taxes.

•	a $5.8 million increase in depreciation and amortization expense due to capital additions;

•
a $3.2 million decrease in non-operating income and expenses driven by a $3.9 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service; and

•	a $4.0 million increase in interest charges primarily due to a $2.4 million decrease in the debt component of AFUDC.
Great Plains Energy's corporate and other activities loss increased $9.4 million for the three months ended September 30, 2015, compared to the same period in 2014 primarily due to the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:
•$2.1 million lower after-tax interest expense in 2014; and
•$6.1 million of income tax benefits in 2014.
Year to Date September 30, 2015, Compared to September 30, 2014
Great Plains Energy's earnings available for common shareholders year to date September 30, 2015, decreased to $188.9 million or $1.22 per share from $222.1 million or $1.44 per share for the same period in 2014.
Electric utility's net income decreased $24.7 million year to date September 30, 2015, compared to the same period in 2014 due to:

•	a $14.3 million increase in gross margin driven by:

•	an estimated $7 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•
a $16.7 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $5.8 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense;

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchase power expense at KCP&L in Missouri, where there was no fuel recovery mechanism;

•	an estimated $6 million decrease due to higher transmission expense; and

•
an estimated $5 million decrease due to weather driven by a 13% decrease in heating degree days in the first quarter of 2015 and a 15% decrease in cooling degree days in the second quarter of 2015 partially offset by an 18% increase in cooling degree days in the third quarter of 2015.

•	a $14.0 million increase in other operating expenses primarily due to:

•
a $16.7 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $5.8 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	a $3.7 million increase in general taxes driven by higher property taxes; and

•
a $12.2 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.5 million and $8.7 million from a planned mid-cycle maintenance outage in 2014;

•	a $19.0 million increase in depreciation and amortization expense due to capital additions;

•
an $8.6 million decrease in non-operating income and expenses driven by a $9.4 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service;

•	a $4.2 million increase in interest charges primarily due to a $5.7 million decrease in the debt component of AFUDC; and

•	a $6.8 million decrease in income tax expense primarily driven by decreased pre-tax income.
Great Plains Energy's corporate and other activities loss increased $8.5 million year to date September 30, 2015, compared to the same period in 2014 primarily due to the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:
•$2.1 million lower after-tax interest expense in 2014; and
•$6.1 million of income tax benefits in 2014.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2015	2014	2015	2014
		(millions)
Operating revenues	$781.4	$782.5	$1,939.5	$2,016.0
Fuel	(124.5)	(142.3)	(332.0)	(392.9)
Purchased power	(52.1)	(61.2)	(146.3)	(185.7)
Transmission	(23.9)	(19.3)	(65.1)	(55.6)
Gross margin (a)	580.9	559.7	1,396.1	1,381.8
Other operating expenses	(240.8)	(218.9)	(701.0)	(687.0)
Depreciation and amortization	(82.4)	(76.6)	(245.7)	(226.7)
Operating income	257.7	264.2	449.4	468.1
Non-operating income and expenses	(1.2)	2.0	1.1	9.7
Interest charges	(48.9)	(44.9)	(142.1)	(137.9)
Income tax expense	(78.5)	(81.0)	(112.0)	(118.8)
Net income	$129.1	$140.3	$196.4	$221.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2015	2014	Change	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$337.6	$319.7	6	2,631	2,509	5
Commercial	298.7	288.4	4	3,002	2,913	3
Industrial	64.5	62.8	3	855	831	3
Other retail revenues	5.2	5.0	—	28	28	—
Kansas property tax surcharge	0.1	1.3	(91)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	12.5	8.6	46	N/A	N/A	N/A
Fuel recovery mechanisms	2.6	12.0	(79)	N/A	N/A	N/A
Total retail	721.2	697.8	3	6,516	6,281	4
Wholesale revenues	46.0	72.6	(37)	1,987	2,711	(27)
Other revenues	14.2	12.1	19	N/A	N/A	N/A
Operating revenues	781.4	782.5	—	8,503	8,992	(5)
Fuel	(124.5)	(142.3)	(13)
Purchased power	(52.1)	(61.2)	(15)
Transmission	(23.9)	(19.3)	23
Gross margin (a)	$580.9	$559.7	4
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b) Consists of recovery of program costs of $11.1 million and $5.9 million for the three months ended September 30, 2015, and 2014, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $1.4 million and $2.7 million for the three months ended September 30, 2015, and 2014, respectively.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2015	2014	Change	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$796.1	$793.4	—	6,763	6,964	(3)
Commercial	769.6	756.0	2	8,260	8,238	—
Industrial	169.1	169.5	—	2,399	2,419	(1)
Other retail revenues	15.1	15.0	—	86	86	—
Kansas property tax surcharge	0.9	3.0	(69)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	31.4	16.8	87	N/A	N/A	N/A
Fuel recovery mechanisms	1.8	41.2	(96)	N/A	N/A	N/A
Total retail	1,784.0	1,794.9	(1)	17,508	17,707	(1)
Wholesale revenues	115.3	183.2	(37)	4,751	6,093	(22)
Other revenues	40.2	37.9	6	N/A	N/A	N/A
Operating revenues	1,939.5	2,016.0	(4)	22,259	23,800	(7)
Fuel	(332.0)	(392.9)	(15)
Purchased power	(146.3)	(185.7)	(21)
Transmission	(65.1)	(55.6)	17
Gross margin (a)	$1,396.1	$1,381.8	1
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b) Consists of recovery of program costs of $28.3 million and $11.6 million year to date September 30, 2015, and 2014, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $3.1 million and $5.2 million year to date September 30, 2015, and 2014, respectively.

Electric utility's gross margin increased $21.2 million for the three months ended September 30, 2015, compared to the same period in 2014 driven by:

•	an estimated $22 million increase due to weather driven by an 18% increase in cooling degree days;

•
a $5.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $2.2 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $5 million decrease due to lower wholesale margins at KCP&L in Missouri, where there was no fuel recovery mechanism.
Electric utility's gross margin increased $14.3 million year to date September 30, 2015, compared to the same period in 2014 driven by:

•	an estimated $7 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014;

•
a $16.7 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $5.8 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense;

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchase power expense at KCP&L in Missouri, where there was no fuel recovery mechanism;

•	an estimated $6 million decrease due to higher transmission expense; and

•
an estimated $5 million decrease due to weather driven by a 13% decrease in heating degree days in the first quarter of 2015 and a 15% decrease in cooling degree days in the second quarter of 2015 partially offset by an 18% increase in cooling degree days in the third quarter of 2015.

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $21.9 million for the three months ended September 30, 2015, compared to the same period in 2014 primarily due to:

•
a $5.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $2.2 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	a $2.3 million increase in Wolf Creek operating and maintenance expenses;

•	a $2.3 million increase in distribution operating and maintenance expenses; and

•	a $2.2 million increase in general taxes driven by higher property taxes.
Electric utility's other operating expenses increased $14.0 million year to date September 30, 2015, compared to the same period in 2014 primarily due to:

•
a $16.7 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $5.8 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	a $3.7 million increase in general taxes driven by higher property taxes; and

•
a $12.2 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.5 million and $8.7 million from a planned mid-cycle maintenance outage in 2014.

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $5.8 million and $19.0 million, respectively, for the three months ended and year to date September 30, 2015, compared to the same periods in 2014 due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $3.2 million and $8.6 million, respectively, for the three months ended and year to date September 30, 2015, compared to the same periods in 2014 due to a $3.9 million and $9.4 million, respectively, decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Electric Utility Interest Charges
Electric utility's interest charges increased $4.0 million and $4.2 million, respectively, for the three months ended and year to date September 30, 2015, compared to the same periods in 2014 due to a $2.4 million and $5.7 million, respectively, decrease in the debt component of AFUDC.

Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $6.8 million year to date September 30, 2015, compared to the same period in 2014 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2015 compared to December 31, 2014)

•
Great Plains Energy's net utility plant in service increased $913.5 million and construction work in progress decreased $592.9 million primarily due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

•	Great Plains Energy's commercial paper decreased $219.2 million primarily due to repayment with a portion of the proceeds from KCP&L's August 2015 issuance of $350.0 million of 3.65% Senior Notes.

•	Great Plains Energy's current maturities of long-term debt decreased $14.0 million due to the repayment of KCP&L's $14.0 million secured Series 2005 EIRR bonds at maturity in March 2015.

•	Great Plains Energy's accounts payable decreased $157.9 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $88.3 million primarily due to the timing of property tax payments.

•
Great Plains Energy's asset retirement obligations increased $78.9 million primarily due to new asset retirement obligations related to CCR regulations. See Note 7 to the consolidated financial statements for additional information.

•
Great Plains Energy's long-term debt increased $275.5 million due to the August 2015 issuance, at a discount, of KCP&L's $350.0 million of 3.65% Senior Notes partially offset by the September 2015 purchase in lieu of redemption of $71.9 million of KCP&L's EIRR bonds.

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
Great Plains Energy's liquid resources at September 30, 2015, consisted of $11.0 million of cash and cash equivalents on hand and $1,093.5 million of unused bank lines of credit.  The unused lines consisted of $187.8 million from Great Plains Energy's revolving credit facility, $515.2 million from KCP&L's credit facilities and $390.5 million from GMO's credit facilities.  See Note 10 to the consolidated financial statements for more information regarding the revolving credit facilities. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $45.3 million increase in cash flows from operating activities for Great Plains Energy year to date September 30, 2015, compared to the same period in 2014 was primarily due to a $36.6 million decrease in solar rebates paid to customers. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
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
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date September 30, 2015, reflect KCP&L's issuance, at a discount, of $350.0 million of 3.65% Senior Notes that mature in 2025, with the proceeds used to purchase in lieu of redemption $71.9 million of EIRR bonds and repay short-term borrowings.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In July 2014, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through June 30, 2016. At September 30, 2015, KCP&L had utilized all of this authorization.
In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016, conditioned on KCP&L's borrowing costs not exceeding the greater of: (i) 2.25% over LIBOR; (ii) 1.75% over the prime rate or federal funds rate; or (iii) 2.25% over the A2/P-2 nonfinancial commercial paper rate most recently published by the Federal Reserve at the time of the borrowing. The authorization is subject to four restrictions: (i) proceeds of debt backed by utility assets must be used for utility purposes; (ii) if any utility assets that secure authorized debt are divested or spun off, the debt must follow the assets and also be divested or spun off; (iii) if any proceeds of the authorized debt are used for non-utility purposes, the debt must follow the non-utility assets (specifically, if the non-utility assets are divested or spun off, then a proportionate share of the debt must follow the divested or spun off non-utility assets); and (iv) if utility assets financed by the authorized short-term debt are divested or spun off to another entity, a proportionate share of the debt must also be divested or spun off. At September 30, 2015, there was $917.9 million available under this authorization.
In January 2014, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2016, conditioned on GMO's borrowing costs not exceeding the greater of 2.25% over LIBOR or 1.75% over the prime rate or federal funds rate, as applicable, and subject to the same four restrictions as the KCP&L FERC short-term authorization discussed in the preceding paragraph.  At September 30, 2015, there was $693.0 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2015, GMO had an outstanding payable to Great Plains Energy under the money pool of $3.4 million.
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
In August 2015, KCP&L issued, at a discount, $350.0 million of 3.65% unsecured Senior Notes, maturing in 2025.
Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.
Year to date September 30, 2015, the Company contributed $29.5 million to the pension plans and expects to contribute an additional $49.4 million in 2015 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date September 30
	2015	2014
	(millions)
Operating revenues	$1,314.1	$1,363.9
Fuel	(237.3)	(289.0)
Purchased power	(73.4)	(86.8)
Transmission	(42.3)	(35.1)
Gross margin (a)	961.1	953.0
Other operating expenses	(490.7)	(492.4)
Depreciation and amortization	(175.0)	(157.7)
Operating income	295.4	302.9
Non-operating income and expenses	0.6	9.3
Interest charges	(100.4)	(92.8)
Income tax expense	(68.7)	(72.9)
Net income	$126.9	$146.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$500.9	$494.8	1	4,117	4,200	(2)
Commercial	557.4	547.1	2	5,783	5,777	—
Industrial	102.2	102.6	—	1,386	1,395	(1)
Other retail revenues	9.1	9.2	(1)	62	63	—
Kansas property tax surcharge	0.9	3.0	(69)	N/A	N/A	N/A
Energy efficiency (MEEIA)(b)	16.1	3.7	N/M	N/A	N/A	N/A
Fuel recovery mechanism	5.6	4.8	16	N/A	N/A	N/A
Total retail	1,192.2	1,165.2	2	11,348	11,435	(1)
Wholesale revenues	104.3	185.2	(44)	4,431	6,168	(28)
Other revenues	17.6	13.5	30	N/A	N/A	N/A
Operating revenues	1,314.1	1,363.9	(4)	15,779	17,603	(10)
Fuel	(237.3)	(289.0)	(18)
Purchased power	(73.4)	(86.8)	(15)
Transmission	(42.3)	(35.1)	20
Gross margin (a)	$961.1	$953.0	1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $12.8 million and $2.3 million year to date September 30, 2015 and 2014, respectively that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $3.3 million and $1.4 million year to date September 30, 2015 and 2014, respectively.

(c)	N/M - not meaningful

KCP&L's gross margin increased $8.1 million year to date September 30, 2015, compared to the same period in 2014 primarily due to:

•
a $10.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense, due to the implementation of KCP&L's MEEIA programs in August 2014;

•	an estimated $7 million increase due to new retail rates in KCP&L Kansas effective July 25, 2014; and

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchase power expense at KCP&L in Missouri, where there was no fuel recovery mechanism; and

•	an estimated $3 million decrease due to higher transmission expense.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $1.7 million year to date September 30, 2015, compared to the same period in 2014 primarily due to:

•
a $12.2 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $4.5 million and $8.7 million from a planned mid-cycle maintenance outage in 2014; and

•
a $10.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014.

KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $17.3 million year to date September 30, 2015, compared to the same period in 2014 due to capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses decreased $8.7 million year to date September 30, 2015, compared to the same period in 2014 due to a decrease in the equity component of AFUDC.
Electric Utility Interest Charges
KCP&L's interest charges increased $7.6 million year to date September 30, 2015, compared to the same period in 2014 due to a decrease in the debt component of AFUDC.

Electric Utility Income Tax Expense
KCP&L's income tax expense decreased $4.2 million year to date September 30, 2015, compared to the same period in 2014 primarily due to decreased pre-tax income.
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

MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2015, was $6.6 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 12 and 13 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
Investors should note that Great Plains Energy and KCP&L announce material financial information in SEC filings, press releases and public conference calls.  Based on guidance from the SEC, Great Plains Energy and KCP&L may use the Investor Relations section of Great Plains Energy's website (www.greatplainsenergy.com) to communicate with investors about Great Plains Energy and KCP&L.  It is possible that the financial and other information Great Plains Energy and KCP&L post there could be deemed to be material information.  The information on the website is not part of this document.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1
Amendment dated as of September 9, 2015, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.1 to Form 8-K  filed on September 11, 2015).

KCP&L

10.2
Second Amendment dated as of September 9, 2015, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.2 to Form 8-K  filed on September 11, 2015).

Great Plains Energy

10.3		Supplemental Indenture No. 5 dated as of August 18, 2015 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee. (Exhibit 4.1 to Form 8-K filed on August 18, 2015).	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	*	Section 1350 Certifications.	Great Plains Energy

32.2	*	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 5, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 5, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 5, 2015	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 5, 2015	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)