Form 10-K
period 2015-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2016-02-24
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2015) was approximately $3,725,295,076. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 23, 2016, Great Plains Energy Incorporated had 154,414,902 shares of common stock outstanding.
On February 23, 2016, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2016 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
Board	Great Plains Energy Board of Directors
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
ISO	Independent System Operator
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
KDHE	Kansas Department of Health and Environment
kWh	Kilowatt hour
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RCRA	Resource Conservation and Recovery Act
RESRAM	Renewable Energy Standard Rate Adjustment Mechanism
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

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
Great Plains Energy's sole reportable business segment is electric utility. For information regarding the revenues, income and assets attributable to the electric utility business segment, see Note 22 to the consolidated financial statements. Comparative financial information and discussion regarding the electric utility business segment can be found in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
The electric utility segment consists of KCP&L, a regulated utility, GMO's regulated utility operations which include its Missouri Public Service and St. Joseph Light & Power divisions and GMO Receivables Company. Electric utility serves approximately 846,100 customers located in western Missouri and eastern Kansas. Customers include approximately 744,900 residences, 98,600 commercial firms and 2,600 industrials, municipalities and other electric utilities. Electric utility's retail revenues averaged approximately 91% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility's revenues. Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric utility's net income accounted for approximately 105%, 100% and 103% of Great Plains Energy's net income in 2015, 2014 and 2013, respectively.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC) and KCP&L is also regulated by The State Corporation Commission of the State of Kansas (KCC) with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L and GMO are also subject to regulation by The Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters. KCP&L has a 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
The table below summarizes the rate orders in effect for KCP&L's and GMO's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Rate Base (in billions)	Effective Date
KCP&L Missouri	MPSC	9.5%	50.09%	$2.6	September 2015
KCP&L Kansas	KCC	9.3%	50.48%	$2.1	October 2015
GMO	MPSC	9.7%	52.3%(a)	$1.8	January 2013
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
Power Supply
Electric utility has approximately 6,400 MWs of owned generating capacity. The projected peak summer demand for 2016 is approximately 5,800 MWs. Electric utility expects to meet its projected capacity requirements for the foreseeable future with its generation assets and power and capacity purchases.
KCP&L and GMO are members of the the Southwest Power Pool, Inc. (SPP). The SPP is an RTO mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity. As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12% of their projected peak summer demand. This net positive supply of capacity and energy is maintained through their generation assets, capacity agreements, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.
Fuel
The principal fuel sources for electric utility's electric generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 96% of 2016 generation will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2015 and estimated 2016 fuel mix and delivered cost in cents per net kilowatt hour (kWh) generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2016	2015	2016	2015
Coal	81%	80%	1.84	2.06
Nuclear	15	17	0.68	0.67
Natural gas and oil	2	1	5.35	10.78
Wind	2	2	—	—
Total Generation	100%	100%	1.70	1.78
(a) Fuel mix based on percent of net MWhs generated.
Coal
During 2016, electric utility's generating units, including jointly owned units, are projected to burn approximately 16 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 98% of the projected coal requirements for 2016, approximately 79% for 2017 and approximately 49% for 2018. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases. KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2016 and beyond.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2016 through 2020. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2018 and approximately 37% after that date through September 2022. The owners also have under contract all of the uranium enrichment and fabrication required to operate Wolf Creek through March 2027 and September 2025, respectively.
See Note 4 to the consolidated financial statements for additional information regarding nuclear plant.
Natural Gas
At December 31, 2015, GMO had hedged approximately 66%, 18% and 8% of its expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2016, 2017 and 2018, respectively.

Purchased Power
KCP&L and GMO purchase power to meet their customers' needs, to satisfy firm power commitments or to meet renewable energy standards.  Electric utility's purchased power from others, as a percentage of MWh requirements, averaged approximately 19% over the last three years.
KCP&L has long-term power purchase agreements for approximately 637 MWs of wind and hydroelectric generation which expire in 2023 through 2036. GMO has long-term power purchase agreements for approximately 159 MWs of wind generation which expire in 2032.
Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region; however, price and availability of power purchases may be impacted during periods of high demand.
Environmental Matters
See Note 14 to the consolidated financial statements for information regarding environmental matters.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 527,000 customers located in western Missouri and eastern Kansas. Customers include approximately 465,200 residences, 59,700 commercial firms, and 2,100 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 88% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 55% and 45%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2015, Great Plains Energy and KCP&L had 2,899 employees, including 1,789 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2018), with Local 1464, representing transmission and distribution workers (expires January 31, 2018), and with Local 412, representing power plant workers (expires February 28, 2018).
Executive Officers
All of the individuals in the following table have been officers or employees in the responsible positions with the Company noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2016, to hold such positions until their resignation, removal or the appointment of their successors. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	55	Chairman of the Board, President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Scott H. Heidtbrink (b)	54	Executive Vice President and Chief Operating Officer - KCP&L	2008
Kevin E. Bryant (c)	40	Senior Vice President - Finance and Strategy and Chief Financial Officer - Great Plains Energy and KCP&L	2006
Steven P. Busser (d)	47	Vice President - Business Planning and Controller - Great Plains Energy and KCP&L	2014
Charles A. Caisley (e)	43	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Michael L. Deggendorf (f)	54	Senior Vice President - Corporate Services - KCP&L	2005
Ellen E. Fairchild (g)	54	Vice President, Chief Compliance Officer and Corporate Secretary - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (h)	45	General Counsel and Senior Vice President - Human Resources - Great Plains Energy and KCP&L	2010
Darrin R. Ives (i)	46	Vice President - Regulatory Affairs - KCP&L	2013
Lori A. Wright (j)	53	Vice President - Investor Relations and Treasurer - Great Plains Energy and KCP&L	2002

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

(c)
Mr. Bryant was appointed Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2015. He previously served as Vice President - Strategic Planning of Great Plains Energy, KCP&L and GMO (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions (2006-2011) of KCP&L and GMO.

(d)
Mr. Busser was appointed Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO in 2014. He previously served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company. Effective March 1, 2016, Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, KCP&L and GMO.

(e)
Mr. Caisley was appointed Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011. He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of KCP&L (2007-2008).

(f)
Mr. Deggendorf was appointed Senior Vice President - Corporate Services of KCP&L and GMO in 2012. He previously served as Senior Vice President - Delivery of KCP&L and GMO (2008-2012).  He was Vice President - Public Affairs of Great Plains Energy (2005-2008). Effective March 1, 2016, Mr. Deggendorf was appointed Senior Vice President of KCP&L and GMO.

(g)
Ms. Fairchild was appointed Vice President, Chief Compliance Officer and Corporate Secretary of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Investor Relations and Assistant Secretary (2010) and Director of Investor Relations (2008-2010) of Great Plains Energy, KCP&L and GMO.

(h)
Ms. Humphrey was appointed General Counsel in 2010 and Senior Vice President - Human Resources of Great Plains Energy, KCP&L and GMO in 2012.  She previously served as Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010). Effective March 1, 2016, Ms. Humphrey was appointed Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, KCP&L and GMO.

(i)
Mr. Ives was appointed Vice President - Regulatory Affairs of KCP&L and GMO in 2013. He previously served as Senior Director - Regulatory Affairs of KCP&L and GMO (2011-2013). He was Assistant Controller of Great Plains Energy, KCP&L and GMO (2008 - 2011).

(j)
Ms. Wright was appointed Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO in 2014. Prior to this appointment, she served as Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO (2009-2014).  She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008). Effective March 1, 2016, Ms. Wright was appointed Vice President - Corporate Planning, Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO.

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
The Companies are subject to, or affected by, extensive federal and state utility regulation, including regulation by the MPSC, KCC, FERC, NRC, North American Electric Reliability Corporation (NERC) and SPP.  The Companies must address in their business planning and management of operations the effects of existing and proposed laws and regulations and potential changes in the regulatory framework, including initiatives by federal and state legislatures, RTOs, utility regulators and taxing authorities.  Failure of the Companies to obtain adequate rates or regulatory approvals in a timely manner, new or changed laws, regulations, standards, interpretations or other legal requirements, deterioration of the Companies' relationship with regulators and increased compliance costs and potential non-compliance consequences may materially affect the Companies' results of operations, financial position and cash flows.  Additionally, regulators may impose burdensome restrictions and conditions on the Companies' transactions and ventures, rendering them less attractive from a financial or operational perspective. Certain of these risks are addressed in greater detail below.
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
The Companies are also exposed to cost-recovery shortfalls due to the inherent "regulatory lag" in the rate-setting process, especially during periods of significant cost inflation or declining retail usage, as KCP&L's and GMO's utility rates are generally based on historical information and are not subject to adjustment between rate cases, other than principally for fuel, purchased power, transmission and property taxes for KCP&L in Kansas; fuel, purchased power, certain transmission costs and demand-side investments for KCP&L in Missouri; and fuel, purchased power, certain transmission costs, demand-side investments and renewable energy (solar rebates) for GMO.  These and other factors may result in under-recovery of costs, failure to earn the authorized return on investment, or both.
There are mandatory renewable energy standards in Missouri and voluntary renewable energy goals in Kansas.  There is also the potential for future federal or state mandatory energy efficiency requirements.
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
The Companies are subject to extensive federal, state and local environmental laws, regulations and permit requirements relating to air and water quality, waste management and disposal, natural resources and health and safety.  In addition to imposing continuing compliance obligations and remediation costs for historical and pre-existing conditions, these laws, regulations and permits authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  There is also a risk that new environmental laws and regulations, new administrative or judicial interpretations of environmental laws and regulations, or the requirements in new or renewed environmental permits could adversely affect the Companies' operations.  In addition, there is also a risk of lawsuits brought by third parties alleging violations of environmental commitments or requirements, claiming creation of a public nuisance or other matters, and seeking injunctions or monetary damages or other damages. Certain federal courts have held that state and local governments and private parties have standing to bring climate change tort suits seeking company-specific emission reductions and damages.
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
KCP&L and GMO periodically seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that recovery of these costs would be granted.  KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies' environmental reputation. The costs of compliance or noncompliance with environmental requirements, remediation costs, adverse outcomes of lawsuits, or failure to timely recover environmental costs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 14 to the consolidated financial statements for additional information regarding certain significant environmental matters and Great Plains Energy's and KCP&L's current estimates of capital expenditures over the next five years to comply with environmental regulations.
Air and Climate Change
Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries. The Paris Agreement did not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change.  Additional international agreements legally binding on the United States may be reached in the future.  Such new laws, regulations or treaties could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as carbon dioxide (CO2), which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards. The Companies' current generation capacity is primarily coal-fired, and is estimated to produce about one ton of CO2 per MWh, or approximately 21 million tons and 15 million tons of CO2 per year for Great Plains Energy and KCP&L, respectively.
The Environmental Protection Agency (EPA) has enacted various regulations regarding the reporting and permitting of greenhouse gases and has proposed other regulations under the existing Clean Air Act.  The EPA has established thresholds for greenhouse gas emissions, defining when Clean Air Act permits under the New Source Performance Standards, New Source Review and Title V operating permits programs would be required for new or existing industrial facilities and when the installation of best available control technology would be required.   In August 2015, the EPA finalized its Clean Power Plan which sets CO2 emission performance rates for existing affected fossil fuel-fired electric generating units.  Specifically, the EPA translated those performance rates into a state goal measured in mass and rate based on each state’s generation mix.  The states have the ability to develop their own plans for affected units to achieve either the performance rates directly or the state goals, with guidelines for the development, submittal and implementation of those plans.  In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the United States Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought.  Compliance with the Clean Power Plan has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of pending litigation is known and/or the state plans to implement the Clean Power Plan are known. Additional federal and/or state legislation or regulation respecting greenhouse gas emissions may be proposed or enacted in the future.  Requirements to reduce greenhouse gas emissions may cause the Companies to incur significant costs relating to their ongoing operations (such as for additional environmental control equipment, retiring and replacing existing generation, re-powering existing plants to utilize alternative fuel or selecting more costly generation alternatives), to procure emission allowance credits, or due to the imposition of taxes, fees or other governmental charges as a result of such emissions.
Rules issued by the EPA regarding emissions of mercury and other hazardous air pollutants, nitrogen oxide (NOX), sulfur dioxide (SO2) and particulates are also in a state of flux. Some of these rules have been overturned by the courts and remanded to the EPA to be revised consistent with the courts' orders while others are pending judicial review or are otherwise subject to revision. It is unknown what requirements and standards will be imposed in the future, when the Companies may have to comply or what costs may ultimately be required.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In April 2015, the EPA published final regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) Subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities. The Companies principally use coal in generating electricity and dispose of CCRs in both on-site facilities and facilities owned by third parties.  Current and future EPA regulations regarding the handling, disposal and remediation of CCRs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
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
Great Plains Energy has issued guarantees covering $97.7 million of GMO's long-term debt. Great Plains Energy also guarantees GMO's commercial paper program. At December 31, 2015, GMO had $43.7 million of commercial paper outstanding.  The guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.

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
In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends equal four or more full quarterly preferred dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Great Plains Energy Board of Directors. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00.  Great Plains Energy's Board of Directors regularly evaluates the common stock dividend policy and determines an appropriate dividend each quarter, after taking into account such factors as, among other things, earnings, financial condition and cash flows from KCP&L and GMO, as well as general economic conditions.  While the corporate and regulatory restrictions and financial covenants discussed above are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future, Great Plains Energy cannot assure common shareholders that the dividend will be paid in the future or that, if paid, dividends will be at the same amount or with the same frequency as in the past.
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
Changes in customer electricity consumption due to sustained financial market disruptions, downturns or sluggishness in the economy, technological advances, energy efficiency or other factors may adversely affect the Companies' results of operations, financial position and cash flows.
Technological advances, energy efficiency, or other energy conservation measures could reduce customer electricity consumption. KCP&L and GMO generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. There are distributed generation technologies that produce electricity, including microturbines, wind turbines, fuel cells and solar cells, that have recently become more cost competitive. If this trend continues, the Companies customer electricity consumption could be reduced. Changes in technology could also alter the channels through which the Companies’ customers purchase or use electricity, which could reduce the Companies customer electricity consumption.
Weather is a major driver of the Companies' results of operations, financial position and cash flow.
Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.  Great Plains Energy and KCP&L are significantly impacted by seasonality, with approximately one-third of their retail electric revenues recorded in the third quarter. Unusually mild winter or summer weather can adversely affect sales.  In addition, severe weather, including but not limited to tornados, snow, rain, flooding and ice storms can be destructive causing outages and property damage that can potentially result in additional expenses, lower revenues and additional capital restoration costs.  KCP&L's and GMO's rates may not always be adjusted timely and adequately to reflect these increased costs. Some of the Companies' generating stations utilize water from the Missouri River for cooling purposes.  Low water and flow levels can increase maintenance costs at these stations and, if these levels were to get low enough, could require modifications to plant operations.  The possible effects of climate change (such as increased temperatures, increased occurrence of severe weather or reduced precipitation, among other possible results) could potentially increase the volatility of demand and prices for energy commodities, increase the frequency and impact of severe weather, increase the frequency of flooding or decrease water and flow levels. To the extent the frequency of extreme weather events increases, this could increase the Companies' cost in providing service.
Operational Risks:
Operational risks may adversely affect the Companies' results of operations, financial position and cash flows.
The operation of the Companies' electric generation, transmission, distribution and information systems involves many risks, including breakdown or failure of equipment, aging infrastructure, processes and personnel performance; problems that delay or increase the cost of returning facilities to service after outages; limitations that may be imposed by equipment conditions or environmental, safety or other regulatory requirements; fuel supply or fuel transportation reductions or interruptions; labor disputes; difficulties with the implementation or continued operation of information systems; transmission scheduling constraints; and catastrophic events such as fires, floods, droughts, explosions, terrorism, cyber threats, severe weather or other similar occurrences.  Furthermore, to the extent that a cyber attack was successful, customer and employee information may be stolen, equipment may be destroyed or damaged and operations may be disrupted. Any such equipment or system outage or constraint can, among other things:

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

With the exception of Hawthorn No. 5, which was substantially rebuilt in 2001, and Iatan No. 2, which was completed in 2010, all of KCP&L's and GMO's coal-fired generating units and its nuclear generating unit were constructed prior to 1986.  The age of these generating units increases the risk of unplanned outages, reduced generation output and higher maintenance expense.  Training, preventive maintenance and other programs have been implemented, but there is no assurance that these programs will prevent or minimize future breakdowns or failures of the Companies' generation facilities or increased maintenance expense. Furthermore, aging transmission and distribution facilities are more prone to failure than new facilities, which results in higher maintenance expense and the need to replace these facilities with new infrastructure. The higher maintenance costs and capital expenditures for new replacement infrastructure could cause additional rate volatility for the Companies' customers, resistance by the Companies' regulators to allow customer rate increases and/or regulatory lag.
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
KCP&L is also exposed to other risks associated with the ownership and operation of a nuclear generating unit, including, but not limited to, (i) potential liability associated with the potential harmful effects on the environment and human health resulting from the operation of a nuclear generating unit, (ii) the storage, handling, disposal and potential release (by accident, through third-party actions or otherwise) of radioactive materials and (iii) uncertainties with respect to contingencies and assessments if insurance coverage is inadequate.  Under the structure for insurance among owners of nuclear generating units, KCP&L is also liable for potential retrospective premium assessments (subject to a cap) per incident at any commercial reactor in the country and losses in excess of insurance coverage.
The structure of the regional power market in which the Companies operate could have an adverse effect on the Companies' results of operations, financial position and cash flows.
In March 2014, the SPP launched its Integrated Marketplace. Similar to other RTO or ISO markets, this marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum cost-effectiveness. In the event that KCP&L's and GMO's generating units are not among the lowest cost generating units operating within the market, KCP&L and GMO could experience decreased levels of wholesale electricity sales.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2016		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	549	(a)	Nuclear
	Iatan No. 1	Missouri	1980	499	(a)	Coal
	La Cygne Nos. 1 and 2	Kansas	1973, 1977	699	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose Nos. 2 and 3	Missouri	1960, 1964	340		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	311		Natural Gas
	Osawatomie	Kansas	2003	77		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	235		Natural Gas
	Hawthorn No. 8	Missouri	2000	79		Natural Gas
	Hawthorn No. 7	Missouri	2000	78		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	105		Oil
	Northeast Nos. 13 and 14	Missouri	1976	95		Oil
	Northeast Nos. 15 and 16	Missouri	1975	106		Oil
	Northeast Nos. 11 and 12	Missouri	1972	93		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	15		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	31		Wind
Total KCP&L				4,360
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	128	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	172	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	461		Coal
	Lake Road Nos. 2 and 4	Missouri	1957, 1967	115		Coal and Natural Gas
Peak Load	South Harper Nos. 1, 2 and 3	Missouri	2005	303		Natural Gas
	Crossroads Energy Center	Mississippi	2002	292		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	247		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	62		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	16		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	18		Oil
Total GMO				2,086
Total Great Plains Energy				6,446
(a)    Share of a jointly owned unit.

(b)	In 2001, a new boiler, air quality control equipment and an uprated turbine was placed in service at the Hawthorn Generating Station.

(c)	The 48 MW Spearville 2 Wind Energy Facility's accredited capacity is 15 MW pursuant to SPP reliability standards.

(d)	The 100.5 MW Spearville 1 Wind Energy Facility's accredited capacity is 31 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek. GMO owns 18% of each of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 7,000 circuit miles of underground distribution lines in Missouri and Kansas. Electric utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric utility's transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
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
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented. Mortgage bonds totaling $510.5 million were outstanding at December 31, 2015.

Substantially all of the fixed property and franchises of GMO's St. Joseph Light & Power division is subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $6.8 million were outstanding at December 31, 2015.
ITEM 3.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 14 and 15 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol "GXP". At February 23, 2016, Great Plains Energy's common stock was held by 15,791 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2015		2014		Dividends Declared
Quarter	High	Low	High	Low	2016		2015	2014
First	$30.06	$25.80	$27.04	$23.85	$0.2625	(b)	$0.245	$0.23
Second	27.52	24.16	27.22	25.02			0.245	0.23
Third	27.35	24.21	26.80	24.17			0.245	0.23
Fourth	28.02	25.74	29.38	24.21			0.2625	0.245
(a)    Based on closing stock prices.
(b)    Declared February 10, 2016, and payable March 21, 2016, to shareholders of record as of February 29, 2016.
Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.
Purchases of Equity Securities
Great Plains Energy had no purchases of its equity securities during the three months ended December 31, 2015.
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 12 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2015	2014 (a)	2013 (a)	2012 (a)	2011 (a)
Great Plains Energy	(dollars in millions except per share amounts)
Operating revenues	$2,502	$2,568	$2,446	$2,310	$2,318
Net income attributable to Great Plains Energy	$213	$243	$250	$200	$174
Basic earnings per common share	$1.37	$1.57	$1.62	$1.36	$1.27
Diluted earnings per common share	$1.37	$1.57	$1.62	$1.35	$1.25
Total assets at year end (a)	$10,739	$10,453	$9,770	$9,626	$9,096
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$3,746	$3,481	$3,492	$2,999	$3,522
Cash dividends per common share	$0.9975	$0.935	$0.8825	$0.855	$0.835
SEC ratio of earnings to fixed charges	2.58	2.72	2.75	2.31	2.03

KCP&L
Operating revenues	$1,714	$1,731	$1,671	$1,580	$1,558
Net income	$153	$162	$169	$142	$136
Total assets at year end (a)	$7,815	$7,495	$6,821	$6,689	$6,276
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$2,563	$2,297	$2,294	$1,887	$1,899
SEC ratio of earnings to fixed charges	2.57	2.69	2.76	2.58	2.52
(a) Adjusted for adoption of Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. See Note 1 to the consolidated financial statements under the heading New Accounting Standards for additional information.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,400 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 846,100 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
2015 Earnings Overview
Great Plains Energy's 2015 earnings available for common shareholders decreased to $211.4 million or $1.37 per share from $241.2 million or $1.57 per share in 2014 driven by:

•
a $53.4 million increase in gross margin driven by new retail rates, an increase in weather-normalized retail demand, recovery of program costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA) and recovery of renewable energy costs under the Missouri Renewable Energy Standard Rate Adjustment Mechanism (RESRAM), both of which have a direct offset in utility operating and maintenance expense; partially offset by milder weather;

•
a $22.9 million increase in utility operating and maintenance expenses primarily driven by an increase in program costs for energy efficiency programs under MEEIA and amortization of deferred renewable energy costs under RESRAM, both of which have a direct offset in revenue, partially offset by a decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization and a planned mid-cycle maintenance outage in 2014;

•	a $24.4 million increase in depreciation and amortization expense driven by capital additions;

•	an $8.6 million increase in general taxes driven by higher property taxes;

•	a $13.3 million decrease in non-operating income driven by a decrease in the equity component of Allowance for Funds Used During Construction (AFUDC);

•	a $10.8 million increase in interest charges primarily due to lower interest expense in 2014 related to the release of uncertain tax positions and a decrease in the debt component of AFUDC; and

•	a $7.0 million increase in income tax expense primarily driven by income tax benefits in 2014 related to the release of uncertain tax positions partially offset by decreased pre-tax income.
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
ENVIRONMENTAL MATTERS
See Note 14 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 17 to the consolidated financial statements for information regarding related party transactions.
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

			Impact on	Impact on
			Projected	2015
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(78.5)	$(5.9)
Rate of return on plan assets	0.5%	increase	—	(3.4)
Discount rate	0.5%	decrease	85.1	6.1
Rate of return on plan assets	0.5%	decrease	—	3.4
Pension expense for KCP&L and GMO is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2015, Great Plains Energy's pension expense was $96.1 million under GAAP and $86.3 million for ratemaking. The impact on 2015 pension expense in the table above reflects the impact on GAAP pension costs. Under the Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 8 to the consolidated financial statements for additional information regarding the accounting for pensions.
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
The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.
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
Income Taxes
Income taxes are accounted for using the asset/liability approach. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred investment tax credits are amortized ratably over the life of the related property. Deferred tax assets are also recorded for net operating losses, capital losses and tax credit carryforwards. The Company is required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for future tax consequences of events reflected in the Company's consolidated financial statements or tax returns. Actual results could differ from these estimates for a variety of reasons including changes in income tax laws, enacted tax rates and results of audits by taxing authorities. This process also requires management to make assessments regarding the timing and probability of the ultimate tax impact from which actual results may differ. The Company records valuation allowances on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized. See Note 21 to the consolidated financial statements for additional information.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2015	2014	2013
	(millions)
Operating revenues	$2,502.2	$2,568.2	$2,446.3
Fuel	(421.4)	(489.2)	(539.5)
Purchased power	(187.3)	(253.3)	(125.9)
Transmission	(89.1)	(74.7)	(53.2)
Gross margin (a)	1,804.4	1,751.0	1,727.7
Other operating expenses	(943.9)	(910.5)	(868.8)
Depreciation and amortization	(330.4)	(306.0)	(289.7)
Operating income	530.1	534.5	569.2
Non-operating income and expenses	3.7	12.5	8.8
Interest charges	(199.3)	(188.5)	(198.4)
Income tax expense	(122.7)	(115.7)	(129.2)
Income (loss) from equity investments	1.2	—	(0.2)
Net income	213.0	242.8	250.2
Preferred dividends	(1.6)	(1.6)	(1.6)
Earnings available for common shareholders	$211.4	$241.2	$248.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2015 Compared to 2014
Great Plains Energy's 2015 earnings available for common shareholders decreased to $211.4 million or $1.37 per share from $241.2 million or $1.57 per share in 2014.

Electric utility's net income decreased $19.7 million in 2015 compared to 2014 primarily due to:

•	a $53.4 million increase in gross margin driven by:

•	an estimated $36 million increase due to new retail rates for KCP&L in Missouri effective September 29, 2015, and in Kansas effective July 25, 2014 and October 1, 2015;

•
a $22.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $7.2 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense;

•	an estimated $6 million increase from weather-normalized retail demand;

•
an estimated $20 million increase in other margin items including a change in customer mix, lower fuel and purchased power expenses that are not included in fuel recovery mechanisms and an increase in transmission costs recovered through the transmission delivery charge rider that began in the fourth quarter of 2015;

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchased power expense at KCP&L in Missouri, where there was no fuel recovery mechanism prior to September 29, 2015;

•	an estimated $9 million decrease due to higher transmission expense; and

•
an estimated $24 million decrease due to weather driven by a 19% decrease in heating degree days in 2015 and a 15% decrease in cooling degree days in the second quarter of 2015 partially offset by an 18% increase in cooling degree days in the third quarter of 2015.

•	a $33.8 million increase in other operating expenses primarily due to:

•
a $22.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $7.2 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	an $8.7 million increase in general taxes driven by higher property taxes; and

•
a $10.0 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $3.6 million and $8.7 million from a planned mid-cycle maintenance outage in 2014.

•	a $24.4 million increase in depreciation and amortization expense due to capital additions;

•
an $11.8 million decrease in non-operating income and expenses driven by a $13.2 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service;

•	a $7.9 million increase in interest charges primarily due to a $7.2 million decrease in the debt component of AFUDC; and

•	a $4.8 million decrease in income tax expense primarily driven by decreased pre-tax income.
Great Plains Energy's corporate and other activities loss increased $10.1 million in 2015 compared to 2014 primarily due to the release of uncertain tax positions related to former GMO non-regulated operations in the third quarter of 2014 which resulted in:
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

Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission. Expenses for fuel, purchased power and certain transmission costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations prior to September 29, 2015, when a cost adjustment mechanism was approved.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a more meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	2015	2014	2013
	(millions)
Operating revenues	$2,502.2	$2,568.2	$2,446.3
Fuel	(421.4)	(489.2)	(539.5)
Purchased power	(187.3)	(253.3)	(125.9)
Transmission	(89.1)	(74.7)	(53.2)
Gross margin (a)	1,804.4	1,751.0	1,727.7
Other operating expenses	(940.2)	(906.4)	(865.6)
Depreciation and amortization	(330.4)	(306.0)	(289.7)
Operating income	533.8	538.6	572.4
Non-operating income and expenses	1.7	13.5	10.6
Interest charges	(190.9)	(183.0)	(190.5)
Income tax expense	(120.8)	(125.6)	(135.4)
Net income	$223.8	$243.5	$257.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2015	Change(c)	2014	Change(c)	2013
Retail revenues	(millions)
Residential	$1,003.4	—	$999.0	—	$1,000.6
Commercial	997.4	3	970.0	1	963.3
Industrial	222.1	2	217.4	3	211.7
Other retail revenues	20.3	1	20.1	(2)	20.5
Kansas property tax surcharge	0.7	(66)	2.1	N/M	(1.3)
Energy efficiency (MEEIA)(b)	51.5	81	28.5	N/M	12.5
Fuel recovery mechanisms	6.0	(90)	57.7	N/M	21.9
Total retail	2,301.4	—	2,294.8	3	2,229.2
Wholesale revenues	147.1	(34)	222.6	32	168.8
Other revenues	53.7	6	50.8	5	48.3
Operating revenues	2,502.2	(3)	2,568.2	5	2,446.3
Fuel	(421.4)	(14)	(489.2)	(9)	(539.5)
Purchased power	(187.3)	(26)	(253.3)	101	(125.9)
Transmission	(89.1)	19	(74.7)	40	(53.2)
Gross margin	$1,804.4	3	$1,751.0	1	$1,727.7

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $42.9 million, $20.7 million and $8.3 million for 2015, 2014 and 2013, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $8.6 million, $7.8 million and $4.2 million for 2015, 2014 and 2013, respectively.

(c)	N/M - not meaningful

		%		%
MWh Sales	2015	Change	2014	Change	2013
Retail MWh sales	(thousands)
Residential	8,585	(4)	8,971	—	8,999
Commercial	10,777	(1)	10,827	—	10,782
Industrial	3,191	—	3,200	2	3,132
Other retail MWh sales	116	(1)	117	(2)	118
Total retail	22,669	(2)	23,115	—	23,031
Wholesale MWh sales	6,512	(14)	7,587	21	6,283
Total MWh sales	29,181	(5)	30,702	5	29,314
Electric utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit availability, transmission availability, fuel costs, and requirements of other electric systems. Electric utility's revenues contain certain recovery mechanisms as follows:

•
KCP&L's Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff. The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances and asset-based off-system sales margin. These projected amounts are subject to quarterly re-forecasts. Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
KCP&L's Kansas retail rates contain a Transmission Delivery Charge (TDC) rider. The TDC tariff reflects a mixture of historical and projected costs related to retail transmission, certain RTO fees and transmission operating and maintenance expense. The projected amounts are subject to an annual true-up with a twelve month recovery period. The TDC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to KCP&L's Kansas electric retail customers. The TDC became effective in conjunction with new retail rates on October 1, 2015.

•
KCP&L's Missouri retail rates contain a Fuel Adjustment Clause (FAC) tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to KCP&L's customers. The FAC cycle consists of an accumulation period of six months beginning in January and July with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to KCP&L's electric retail customers. The FAC became effective in conjunction with new retail rates on September 29, 2015.

•
GMO's electric retail rates contain a FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO's customers. The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded as an increase to or reduction of retail revenues and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's electric retail customers.

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
Electric utility's gross margin increased $53.4 million in 2015 compared to 2014 primarily due to:

•	an estimated $36 million increase due to new retail rates for KCP&L in Missouri effective September 29, 2015, and in Kansas effective July 25, 2014 and October 1, 2015;

•
a $22.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $7.2 million increase for recovery of renewable energy costs under RESRAM, which have a direct offset in utility operating and maintenance expense;

•	an estimated $6 million increase from weather-normalized retail demand;

•
an estimated $20 million increase in other margin items including a change in customer mix, lower fuel and purchased power expenses that are not included in fuel recovery mechanisms and an increase in transmission costs recovered through the transmission delivery charge rider that began in the fourth quarter of 2015;

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchased power expense at KCP&L in Missouri, where there was no fuel recovery mechanism prior to September 29, 2015;

•	an estimated $9 million decrease due to higher transmission expense; and

•
an estimated $24 million decrease due to weather driven by a 19% decrease in heating degree days in 2015 and a 15% decrease in cooling degree days in the second quarter of 2015 partially offset by an 18% increase in cooling degree days in the third quarter of 2015.

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

		%		%
	2015	Change	2014	Change	2013

CDD	1,370	8	1,266	(6)	1,345

HDD	4,578	(19)	5,666	2	5,561

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $33.8 million in 2015 compared to 2014 primarily due to:

•
a $22.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $7.2 million increase in amortization of deferred renewable energy costs under RESRAM, which have a direct offset in revenue;

•	an $8.7 million increase in general taxes driven by higher property taxes; and

•
a $10.0 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $3.6 million and $8.7 million from a planned mid-cycle maintenance outage in 2014.

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

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization expense increased $24.4 million in 2015 compared to 2014 due to capital additions. Electric utility's depreciation and amortization expense increased $16.3 million in 2014 compared to 2013 due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $11.8 million in 2015 compared to 2014 primarily due to a $13.2 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Electric Utility Interest Charges
Electric utility's interest charges increased $7.9 million in 2015 compared to 2014 primarily due to a $7.2 million decrease in in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

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

Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $4.8 million in 2015 compared to 2014 primarily due to decreased pre-tax income. Electric utility's income tax expense decreased $9.8 million in 2014 compared to 2013 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2015 compared to December 31, 2014)

•	Great Plains Energy's fuel inventories, at average cost increased $28.3 million primarily due to an increase in coal inventories primarily due to coal plant maintenance outages.

•
Great Plains Energy's deferred income taxes - current asset decreased $78.1 million due to the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, requiring that deferred tax assets and liabilities be classified as noncurrent on the balance sheet.

•
Great Plains Energy's net utility plant in service increased $945.8 million and construction work in progress decreased $552.1 million primarily due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

•
Great Plains Energy's commercial paper decreased $134.3 million primarily due to repayment with a portion of the proceeds from KCP&L's August 2015 issuance of $350.0 million of 3.65% Senior Notes partially offset by additional borrowings for general corporate purposes.

•	Great Plains Energy's current maturities of long-term debt decreased $14.0 million due to the repayment of KCP&L's $14.0 million secured Series 2005 EIRR bonds at maturity in March 2015.

•
Great Plains Energy's asset retirement obligations increased $80.0 million primarily due to new asset retirement obligations related to CCR regulations. See Note 7 to the consolidated financial statements for additional information.

•
Great Plains Energy's long-term debt increased $279.4 million due to the August 2015 issuance, at a discount, of KCP&L's $350.0 million of 3.65% Senior Notes partially offset by the September 2015 purchase in lieu of redemption of $71.9 million of KCP&L's EIRR bonds.

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
Great Plains Energy's liquid resources at December 31, 2015, consisted of $11.3 million of cash and cash equivalents on hand and $1,010.6 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $189.8 million from Great Plains Energy's revolving credit facility, $417.0 million from KCP&L's credit facilities and $403.8 million from GMO's credit facilities.  See Notes 3 and 10 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $54.9 million increase in cash flows from operating activities for Great Plains Energy in 2015 compared to 2014 was primarily due to a $34.2 million increase driven by a decrease in solar rebates paid to customers and an increase in the recovery of costs subject to fuel recovery mechanisms of $76.0 million, partially offset by a decrease in net income of $29.8 million and a decrease driven by deferred refueling outage costs of $23.7 million. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
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
Great Plains Energy's utility capital expenditures decreased $96.6 million in 2015 compared to 2014 primarily due to a decrease in cash utility capital expenditures related to environmental upgrades at KCP&L's La Cygne Station.

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
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities in 2015 reflect KCP&L's issuance, at a discount, of $350.0 million of 3.65% Senior Notes that mature in 2025, with the proceeds used to purchase in lieu of redemption $71.9 million of EIRR bonds and repay short-term borrowings.
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

As of February 24, 2016, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

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
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In July 2014, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through June 30, 2016. At December 31, 2015, KCP&L had utilized all of this authorization.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016. At December 31, 2015 there was $819.7 million available under this authorization. In January 2014, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2016. At December 31, 2015, there was $706.3 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2015, GMO had an outstanding payable to Great Plains Energy under the money pool of $3.7 million.
Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the SEC that was filed and became effective in March 2015 and expires in March 2018.
In August 2013, GMO entered into a note purchase agreement and issued the following series of unsecured senior notes:

•	$125.0 million 3.49% Senior Notes, Series A, maturing in 2025;

•	$75.0 million 4.06% Senior Notes, Series B, maturing in 2033; and

•	$150.0 million 4.74% Senior Notes, Series C, maturing in 2043.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unlimited amounts of notes and general mortgage bonds with the SEC that was filed and became effective in March 2015 and expires in March 2018.
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
Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding AFUDC to finance construction, were $677.1 million, $773.7 million and $669.0 million in 2015, 2014 and 2013, respectively. Utility capital expenditures represent a significant portion of Great Plains Energy's capital requirements. Utility capital expenditures projected for the next five years include improvements to generating, distribution and transmission facilities, software upgrades and expenditures for environmental projects at coal-fired power plants. Great Plains Energy intends to meet these capital requirements with a combination of internally generated funds and proceeds from short-term and long-term debt.
Utility capital expenditures projected for the next five years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2016	2017	2018	2019	2020
	(millions)
Generating facilities	$231.7	$192.7	$204.3	$178.0	$192.7
Distribution and transmission facilities	229.1	197.4	192.3	216.7	203.5
General facilities	99.9	99.7	98.5	56.7	69.4
Nuclear fuel	19.8	45.4	25.2	22.9	50.0
Environmental	99.6	45.5	20.6	98.9	151.9
Total utility capital expenditures	$680.1	$580.7	$540.9	$573.2	$667.5
Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of employee retirement income security act of 1974, as amended (ERISA).
In 2015 and 2014, the Company contributed $76.9 million and $66.2 million to the pension plans, respectively, and expects to contribute $75.7 million in 2016 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2016 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $5.1 million under the provisions of these plans in 2016, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.
Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2016	2017	2018	2019	2020	After 2020	Total
Long-term debt	(millions)
Principal	$1.1	$382.1	$351.1	$401.1	$1.1	$2,629.1	$3,765.6
Interest	185.6	178.3	152.5	126.9	112.5	989.3	1,745.1
Lease commitments
Operating leases	12.3	10.6	9.7	9.9	9.6	121.5	173.6
Capital leases	0.4	0.4	0.4	0.4	0.4	3.5	5.5
Pension and other post-retirement plans (a)	80.8	80.8	80.8	80.8	80.8	(a)	404.0
Purchase commitments
Fuel	311.4	283.2	212.7	196.9	190.3	52.5	1,247.0
Power	47.3	47.3	47.3	47.3	47.3	509.5	746.0
Capacity	1.2	—	—	—	—	—	1.2
Non-regulated natural gas transportation	3.5	0.9	—	—	—	—	4.4
Other	74.7	11.0	27.8	40.0	5.2	41.1	199.8
Total contractual commitments (a)	$718.3	$994.6	$882.3	$903.3	$447.2	$4,346.5	$8,292.2

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2020 but the amounts are not yet determined. Amounts for years after 2016 are estimates based on information available in determining the amount for 2016. Actual amounts for years after 2016 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $19.4 million of net discounts on senior notes and debt issuance costs. Variable rate interest obligations are based on rates as of December 31, 2015.
Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.5 million in 2016, $0.9 million in 2017 and approximately $0.4 million per year from 2018 to 2025, for a total of $6.0 million.
The Company expects to contribute $80.8 million to the pension and other post-retirement plans in 2016, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2020 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2016 are estimates based on information available in determining the amount for 2016. Actual amounts for years after 2016 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $6.0 million, $1.9 million, $2.1 million, $1.9 million and $2.0 million per year from 2016 to 2020. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2015, which do not have a definitive cash payout date and are not included in the table above.
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
At December 31, 2015, Great Plains Energy has provided $138.4 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2016 and

•	Great Plains Energy guarantees of GMO long-term debt totaling $97.7 million, which includes debt with maturity dates ranging from 2016 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2015, GMO had $43.7 million commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
At December 31, 2015, KCP&L had issued letters of credit totaling $23.5 million as credit support to certain counterparties that expire in 2016. KCP&L has issued $148.1 million of letters of credit as credit support for its variable rate EIRR Bond Series 2007A and B that expire in 2018.
At December 31, 2015, GMO had issued letters of credit totaling $2.5 million as credit support to certain counterparties that expire in 2016.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2015	2014
	(millions)
Operating revenues	$1,713.8	$1,730.8
Fuel	(304.5)	(364.9)
Purchased power	(92.6)	(107.8)
Transmission	(58.4)	(47.2)
Gross margin (a)	1,258.3	1,210.9
Other operating expenses	(658.6)	(646.9)
Depreciation and amortization	(235.7)	(213.9)
Operating income	364.0	350.1
Non-operating income and expenses	1.2	12.1
Interest charges	(135.6)	(124.1)
Income tax expense	(76.8)	(75.7)
Net income	$152.8	$162.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
	2015	2014	Change(c)	2015	2014	Change
Retail revenues	(millions)			(thousands)
Residential	$633.7	$620.6	2	5,213	5,394	(3)
Commercial	731.4	705.4	4	7,569	7,600	—
Industrial	135.9	131.8	3	1,833	1,841	—
Other retail revenues	12.6	12.3	1	83	85	(1)
Kansas property tax surcharge	0.7	2.1	(66)	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	27.5	9.2	N/M	N/A	N/A	N/A
Fuel recovery mechanism	14.6	10.6	39	N/A	N/A	N/A
Total retail	1,556.4	1,492.0	4	14,698	14,920	(1)
Wholesale revenues	134.1	220.3	(39)	6,099	7,552	(19)
Other revenues	23.3	18.5	27	N/A	N/A	N/A
Operating revenues	1,713.8	1,730.8	(1)	20,797	22,472	(7)
Fuel	(304.5)	(364.9)	(17)
Purchased power	(92.6)	(107.8)	(14)
Transmission	(58.4)	(47.2)	24
Gross margin (b)	$1,258.3	$1,210.9	4

(a)
Consists of recovery of program costs of $20.5 million and $6.3 million for 2015 and 2014, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $7.0 million and $2.9 million for 2015 and 2014, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(c)	N/M - not meaningful

KCP&L's gross margin increased $47.4 million in 2015 compared to 2014 primarily due to:

•	an estimated $36 million increase due to new retail rates for KCP&L in Missouri effective September 29, 2015, and in Kansas effective July 25, 2014 and October 1, 2015;

•
a $14.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense, due to the implementation of KCP&L's MEEIA programs in August 2014;

•
an estimated $16 million increase in other margin items including a change in customer mix, lower fuel and purchased power expenses that are not included in fuel recovery mechanisms and an increase in transmission costs recovered through the transmission delivery charge rider that began in the fourth quarter of 2015;

•	an estimated $6 million increase from weather-normalized retail demand;

•	an estimated $5 million decrease due to higher transmission expense;

•
an estimated $19 million decrease due to lower wholesale margins partially offset by an estimated $14 million due to lower fuel and purchased power expense at KCP&L in Missouri, where there was no fuel recovery mechanism prior to September 29, 2015; and

•
an estimated $15 million decrease due to weather driven by a 19% decrease in heating degree days in 2015 and a 15% decrease in cooling degree days in the second quarter of 2015 partially offset by an 18% increase in cooling degree days in the third quarter of 2015.

KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $11.7 million in 2015 compared to 2014 primarily due to:

•
a $14.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue, primarily due to the implementation of KCP&L's MEEIA programs in August 2014;

•	a $4.4 million increase in general taxes driven by higher property taxes; and

•
a $10.0 million decrease in Wolf Creek operating and maintenance expenses primarily due to decreased refueling outage amortization of $3.6 million and $8.7 million from a planned mid-cycle maintenance outage in 2014.

KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $21.8 million in 2015 compared to 2014 due to capital additions.
KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses decreased $10.9 million in 2015 compared to 2014 due to a decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.
KCP&L Interest Charges
KCP&L's interest charges increased $11.5 million in 2015 compared to 2014 due to a decrease in the debt component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.
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
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2015, 4% and 6%, respectively, of Great Plains Energy's and KCP&L's long-term debt was variable rate debt. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 7% at December 31, 2015.
Great Plains Energy had $10.0 million of notes payable outstanding at December 31, 2015. The principal amount of the notes payable, which will vary during the year, drives Great Plains Energy's notes payable interest expense. Assuming that $10.0 million of notes payable was outstanding for all of 2016, a hypothetical 10% increase in interest rates associated with short-term variable rate debt would result in an immaterial increase in interest expense for 2016.
Great Plains Energy and KCP&L had $224.0 million and $180.3 million, respectively, of commercial paper outstanding at December 31, 2015. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming $224.0 million and $180.3 million of commercial paper was outstanding for all of 2016 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an immaterial increase in interest expense for 2016. Assuming $224.0 million and $180.3 million of commercial paper was outstanding for all of 2016 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $2.2 million for Great Plains Energy and $1.8 million for KCP&L in 2016.
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
KCP&L's sales include the sale of electricity to its retail customers and bulk power sales of electricity in the wholesale market. KCP&L is a member of SPP Consolidated Balancing Authority (CBA) and Integrated Marketplace (IM), which are largely responsible for the dispatch of member generating facilities and the resulting supply of energy to fulfill member load obligations. KCP&L's Kansas ECA allows for the recovery of increased fuel and purchased power costs from Kansas retail customers. KCP&L’s Missouri FAC allows for KCP&L Missouri retail electric rates to be adjusted based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates. Most of the change in market prices for fuel and purchased power is recovered through the ECA or FAC, which mitigates KCP&L’s commodity price exposure.
GMO is also a member of SPP’s CBA and IM. GMO has an FAC that allows GMO to adjust retail electric rates based on 95% of the difference between actual fuel and purchased power costs and the amount of fuel and purchased power costs provided in base rates. Most of the change in market prices for fuel and purchased power is recovered through the FAC, which mitigates GMO's commodity price exposure.

Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2015, was $7.2 million.
Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2015, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $6.2 million reduction in the value of the decommissioning trust funds at December 31, 2015. A hypothetical 10% decrease in equity prices would have resulted in a $13.5 million reduction in the fair value of the equity securities at December 31, 2015. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 24, 2016

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

	2015	2014	2013
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,502.2	$2,568.2	$2,446.3
Operating Expenses
Fuel	421.4	489.2	539.5
Purchased power	187.3	253.3	125.9
Transmission	89.1	74.7	53.2
Utility operating and maintenance expenses	724.8	701.9	671.4
Depreciation and amortization	330.4	306.0	289.7
General taxes	213.2	204.6	194.4
Other	5.9	4.0	3.0
Total	1,972.1	2,033.7	1,877.1
Operating income	530.1	534.5	569.2
Non-operating income	11.7	25.0	18.4
Non-operating expenses	(8.0)	(12.5)	(9.6)
Interest charges	(199.3)	(188.5)	(198.4)
Income before income tax expense and income (loss) from equity investments	334.5	358.5	379.6
Income tax expense	(122.7)	(115.7)	(129.2)
Income (loss) from equity investments, net of income taxes	1.2	—	(0.2)
Net income	213.0	242.8	250.2
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$211.4	$241.2	$248.6

Average number of basic common shares outstanding	154.2	153.9	153.5
Average number of diluted common shares outstanding	154.8	154.1	153.7

Basic and diluted earnings per common share	$1.37	$1.57	$1.62
Comprehensive Income
Net income	$213.0	$242.8	$250.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	5.7	8.0	11.6
Derivative hedging activity, net of tax	5.7	8.0	11.6
Defined benefit pension plans
Net gain (loss) arising during period	1.0	(3.0)	2.1
Income tax (expense) benefit	(0.4)	1.2	(0.9)
Net gain (loss) arising during period, net of tax	0.6	(1.8)	1.2
Amortization of net losses included in net periodic benefit costs, net of tax	0.4	0.4	0.3
Change in unrecognized pension expense, net of tax	1.0	(1.4)	1.5
Total other comprehensive income	6.7	6.6	13.1
Comprehensive income	$219.7	$249.4	$263.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$11.3	$13.0
Funds on deposit	2.1	1.2
Receivables, net	147.7	160.3
Accounts receivable pledged as collateral	175.0	171.0
Fuel inventories, at average cost	118.4	90.1
Materials and supplies, at average cost	155.7	152.7
Deferred refueling outage costs	19.2	12.5
Refundable income taxes	3.8	3.1
Deferred income taxes	—	78.1
Prepaid expenses and other assets	31.0	36.9
Total	664.2	718.9
Utility Plant, at Original Cost
Electric	13,189.9	12,128.7
Less - accumulated depreciation	4,943.7	4,828.3
Net utility plant in service	8,246.2	7,300.4
Construction work in progress	347.9	900.0
Nuclear fuel, net of amortization of $192.5 and $187.5	68.3	79.2
Total	8,662.4	8,279.6
Investments and Other Assets
Nuclear decommissioning trust fund	200.7	199.0
Regulatory assets	979.1	1,034.6
Goodwill	169.0	169.0
Other	63.2	52.3
Total	1,412.0	1,454.9
Total	$10,738.6	$10,453.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$10.0	$4.0
Collateralized note payable	175.0	171.0
Commercial paper	224.0	358.3
Current maturities of long-term debt	1.1	15.1
Accounts payable	352.9	388.0
Accrued taxes	31.6	30.4
Accrued interest	44.7	41.3
Accrued compensation and benefits	41.4	35.2
Pension and post-retirement liability	3.4	2.8
Other	31.6	24.7
Total	915.7	1,070.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,158.8	1,089.7
Deferred tax credits	125.1	126.0
Asset retirement obligations	275.9	195.9
Pension and post-retirement liability	455.2	508.6
Regulatory liabilities	284.4	282.7
Other	82.9	88.9
Total	2,382.3	2,291.8
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,504,900 and 154,254,037 shares issued, stated value	2,646.7	2,639.3
Retained earnings	1,024.4	967.8
Treasury stock - 101,229 and 91,281 shares, at cost	(2.6)	(2.3)
Accumulated other comprehensive loss	(12.0)	(18.7)
Total	3,656.5	3,586.1
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 11)	3,745.1	3,465.7
Total	7,440.6	7,090.8
Commitments and Contingencies (Note 14)
Total	$10,738.6	$10,453.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2015	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$213.0	$242.8	$250.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	330.4	306.0	289.7
Amortization of:
Nuclear fuel	26.8	26.1	22.8
Other	47.7	46.1	57.5
Deferred income taxes, net	124.9	125.8	134.0
Investment tax credit amortization	(1.4)	(1.4)	(1.7)
(Income) loss from equity investments, net of income taxes	(1.2)	—	0.2
Other operating activities (Note 2)	12.9	(47.2)	24.1
Net cash from operating activities	753.1	698.2	776.8
Cash Flows from Investing Activities
Utility capital expenditures	(677.1)	(773.7)	(669.0)
Allowance for borrowed funds used during construction	(5.8)	(13.0)	(11.8)
Purchases of nuclear decommissioning trust investments	(50.9)	(27.5)	(73.5)
Proceeds from nuclear decommissioning trust investments	47.6	24.2	70.2
Proceeds from sale of transmission assets	—	37.7	—
Other investing activities	(48.2)	(27.5)	(21.7)
Net cash from investing activities	(734.4)	(779.8)	(705.8)
Cash Flows from Financing Activities
Issuance of common stock	3.0	4.8	4.9
Issuance of long-term debt	348.8	—	762.5
Issuance of long-term debt from remarketing	146.5	—	—
Repayment of long-term debt from remarketing	(146.5)	—	—
Issuance fees	(3.0)	(0.9)	(9.0)
Repayment of long-term debt	(87.0)	(13.4)	(265.3)
Net change in short-term borrowings	(128.3)	245.1	(424.9)
Net change in collateralized short-term borrowings	4.0	(4.0)	1.0
Dividends paid	(155.5)	(145.6)	(137.3)
Other financing activities	(2.4)	(2.0)	(1.6)
Net cash from financing activities	(20.4)	84.0	(69.7)
Net Change in Cash and Cash Equivalents	(1.7)	2.4	1.3
Cash and Cash Equivalents at Beginning of Year	13.0	10.6	9.3
Cash and Cash Equivalents at End of Year	$11.3	$13.0	$10.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity

Year Ended December 31	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,254,037	$2,639.3	153,995,621	$2,631.1	153,779,806	$2,624.7
Issuance of common stock	250,863	6.6	258,416	6.7	215,815	4.9
Equity compensation expense, net of forfeitures		1.9		0.5		0.4
Unearned Compensation
Issuance of restricted common stock		(2.4)		(2.1)		(1.8)
Forfeiture of restricted common stock		0.5		—		0.1
Compensation expense recognized		1.8		2.0		2.1
Other		(1.0)		1.1		0.7
Ending balance	154,504,900	2,646.7	154,254,037	2,639.3	153,995,621	2,631.1
Retained Earnings
Beginning balance		967.8		871.4		758.8
Net income		213.0		242.8		250.2
Dividends:
Common stock ($0.9975, $0.935 and $0.8825 per share)		(153.9)		(144.0)		(135.7)
Preferred stock - at required rates		(1.6)		(1.6)		(1.6)
Performance shares		(0.9)		(0.8)		(0.3)
Ending balance		1,024.4		967.8		871.4
Treasury Stock
Beginning balance	(91,281)	(2.3)	(129,290)	(2.8)	(250,236)	(5.1)
Treasury shares acquired	(76,468)	(2.0)	(85,744)	(2.2)	(73,201)	(1.6)
Treasury shares reissued	66,520	1.7	123,753	2.7	194,147	3.9
Ending balance	(101,229)	(2.6)	(91,281)	(2.3)	(129,290)	(2.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(18.7)		(25.3)		(38.4)
Derivative hedging activity, net of tax		5.7		8.0		11.6
Change in unrecognized pension expense, net of tax		1.0		(1.4)		1.5
Ending balance		(12.0)		(18.7)		(25.3)
Total Great Plains Energy Common Shareholders' Equity		$3,656.5		$3,586.1		$3,474.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2015	2014	2013
Operating Revenues	(millions)
Electric revenues	$1,713.8	$1,730.8	$1,671.4
Operating Expenses
Fuel	304.5	364.9	383.0
Purchased power	92.6	107.8	62.4
Transmission	58.4	47.2	37.3
Operating and maintenance expenses	494.2	489.1	475.9
Depreciation and amortization	235.7	213.9	198.3
General taxes	163.5	159.1	152.0
Other	0.9	(1.3)	—
Total	1,349.8	1,380.7	1,308.9
Operating income	364.0	350.1	362.5
Non-operating income	8.4	20.4	16.3
Non-operating expenses	(7.2)	(8.3)	(4.7)
Interest charges	(135.6)	(124.1)	(125.3)
Income before income tax expense	229.6	238.1	248.8
Income tax expense	(76.8)	(75.7)	(79.8)
Net income	$152.8	$162.4	$169.0
Comprehensive Income
Net income	$152.8	$162.4	$169.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	5.3	5.3	5.6
Derivative hedging activity, net of tax	5.3	5.3	5.6
Total other comprehensive income	5.3	5.3	5.6
Comprehensive income	$158.1	$167.7	$174.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.3	$2.7
Funds on deposit	0.5	0.6
Receivables, net	129.2	128.9
Related party receivables	65.8	68.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	83.5	58.8
Materials and supplies, at average cost	114.6	110.1
Deferred refueling outage costs	19.2	12.5
Refundable income taxes	79.0	57.5
Deferred income taxes	—	5.0
Prepaid expenses and other assets	27.1	32.7
Total	631.2	587.6
Utility Plant, at Original Cost
Electric	9,640.4	8,737.3
Less - accumulated depreciation	3,722.6	3,658.7
Net utility plant in service	5,917.8	5,078.6
Construction work in progress	246.6	791.2
Nuclear fuel, net of amortization of $192.5 and $187.5	68.3	79.2
Total	6,232.7	5,949.0
Investments and Other Assets
Nuclear decommissioning trust fund	200.7	199.0
Regulatory assets	732.4	745.7
Other	17.6	13.8
Total	950.7	958.5
Total	$7,814.6	$7,495.1
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2015	2014
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	180.3	358.3
Current maturities of long-term debt	—	14.0
Accounts payable	258.8	305.2
Related party payables	—	12.6
Accrued taxes	25.6	23.6
Accrued interest	32.4	29.0
Accrued compensation and benefits	41.4	35.2
Pension and post-retirement liability	2.0	1.5
Other	12.6	12.4
Total	663.1	901.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,132.6	1,016.9
Deferred tax credits	123.8	124.3
Asset retirement obligations	239.3	177.7
Pension and post-retirement liability	433.4	485.4
Regulatory liabilities	164.6	172.0
Other	61.6	59.2
Total	2,155.3	2,035.5
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	879.6	726.8
Accumulated other comprehensive loss	(9.6)	(14.9)
Total	2,433.1	2,275.0
Long-term debt (Note 11)	2,563.1	2,282.8
Total	4,996.2	4,557.8
Commitments and Contingencies (Note 14)
Total	$7,814.6	$7,495.1
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2015	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$152.8	$162.4	$169.0
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	235.7	213.9	198.3
Amortization of:
Nuclear fuel	26.8	26.1	22.8
Other	29.1	29.3	34.3
Deferred income taxes, net	99.4	88.4	92.1
Investment tax credit amortization	(1.0)	(1.0)	(1.1)
Other operating activities (Note 2)	(61.5)	(64.7)	(9.2)
Net cash from operating activities	481.3	454.4	506.2
Cash Flows from Investing Activities
Utility capital expenditures	(518.3)	(635.9)	(521.9)
Allowance for borrowed funds used during construction	(3.9)	(11.1)	(10.6)
Purchases of nuclear decommissioning trust investments	(50.9)	(27.5)	(73.5)
Proceeds from nuclear decommissioning trust investments	47.6	24.2	70.2
Proceeds from sale of transmission assets	—	4.7	—
Other investing activities	(25.5)	(15.2)	(12.4)
Net cash from investing activities	(551.0)	(660.8)	(548.2)
Cash Flows from Financing Activities
Issuance of long-term debt	348.8	—	412.5
Issuance of long-term debt from remarketing	146.5	—	—
Repayment of long-term debt from remarketing	(146.5)	—	—
Issuance fees	(3.0)	(0.4)	(5.7)
Repayment of long-term debt	(85.9)	—	(2.6)
Net change in short-term borrowings	(178.0)	265.1	(267.8)
Net money pool borrowings	(12.6)	12.4	(3.6)
Dividends paid to Great Plains Energy	—	(72.0)	(92.0)
Net cash from financing activities	69.3	205.1	40.8
Net Change in Cash and Cash Equivalents	(0.4)	(1.3)	(1.2)
Cash and Cash Equivalents at Beginning of Year	2.7	4.0	5.2
Cash and Cash Equivalents at End of Year	$2.3	$2.7	$4.0
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		726.8		636.4		559.4
Net income		152.8		162.4		169.0
Dividends:
Common stock held by Great Plains Energy		—		(72.0)		(92.0)
Ending balance		879.6		726.8		636.4
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(14.9)		(20.2)		(25.8)
Derivative hedging activity, net of tax		5.3		5.3		5.6
Ending balance		(9.6)		(14.9)		(20.2)
Total Common Shareholder's Equity		$2,433.1		$2,275.0		$2,179.3
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 22 for additional information.
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
The Company considers various qualitative factors, such as contract and market place attributes, in designating derivative instruments at inception. Great Plains Energy and KCP&L may elect the normal purchases and normal sales (NPNS) exception, which requires the effects of the derivative to be recorded when the underlying contract settles. Great Plains Energy and KCP&L account for derivative instruments that are not designated as NPNS as non-hedging derivatives, which are recorded as assets or liabilities on the consolidated balance sheets at fair value. See Note 18 for additional information regarding derivative financial instruments and hedging activities.
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
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually. The rates used to compute gross AFUDC for KCP&L averaged 3.0% in 2015, 5.7% in 2014 and 6.1% in 2013. The rates used to compute gross AFUDC for GMO averaged 4.2% in 2015, 6.1% in 2014 and 2.1% in 2013.

Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2015	2014
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$7,923.8	$7,169.6
Transmission (15 - 70 years)	848.8	821.9
Distribution (8 - 66 years)	3,498.6	3,311.6
General (5 - 50 years)	918.7	825.6
Total (a)	$13,189.9	$12,128.7
(a) Includes $214.0 million and $127.9 million at December 31, 2015 and 2014, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2015	2014
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$6,222.5	$5,554.3
Transmission (15 - 70 years)	465.3	448.9
Distribution (8 - 55 years)	2,215.2	2,089.0
General (5 - 50 years)	737.4	645.1
Total (a)	$9,640.4	$8,737.3
(a) Includes $136.5 million and $72.4 million at December 31, 2015 and 2014, respectively, of land and other assets that are not depreciated.
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
Great Plains Energy's depreciation expense was $299.4 million, $277.9 million and $265.4 million for 2015, 2014 and 2013, respectively. KCP&L's depreciation expense was $208.5 million, $189.7 million and $179.2 million for 2015, 2014 and 2013, respectively.
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
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of comprehensive income. KCP&L's gross receipts taxes collected from Missouri customers were $62.0 million, $60.4 million and $58.9 million in 2015, 2014 and 2013, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of comprehensive income.
Great Plains Energy and KCP&L collect sales taxes from customers and remit to state and local governments. These taxes are presented on a net basis on Great Plains Energy's and KCP&L's statements of comprehensive income.
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
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2015	2014	2013
	(millions, except per share amounts)
Income
Net income	$213.0	$242.8	$250.2
Less: preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$211.4	$241.2	$248.6
Common Shares Outstanding
Average number of common shares outstanding	154.2	153.9	153.5
Add: effect of dilutive securities	0.6	0.2	0.2
Diluted average number of common shares outstanding	154.8	154.1	153.7
Basic and Diluted EPS	$1.37	$1.57	$1.62
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	2015	2014	2013
Performance shares	—	482,987	548,242
Restricted stock shares	900	3,287	2,228
Dividends Declared
In February 2016, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2625 per share on Great Plains Energy's common stock.  The common dividend is payable March 21, 2016, to shareholders of record as of February 29, 2016.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable June 1, 2016, to shareholders of record as of May 10, 2016.

New Accounting Standards
ASU No. 2015-03 - Simplifying the Presentation of Debt Issuance Costs
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The new guidance is to be applied retrospectively and is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Companies elected to early adopt at December 31, 2015, and accordingly have retrospectively adjusted prior periods. The following table reflects the change on the line items of Great Plains Energy's and KCP&L's consolidated balance sheets at December 31, 2014.

	December 31, 2014
	As Previously Reported	Effect of Change	As Reported
Great Plains Energy	(millions)
Other Investments and Other Assets	$74.6	$(22.3)	$52.3
Long-term debt	3,488.0	(22.3)	3,465.7
KCP&L
Other Investments and Other Assets	$29.5	$(15.7)	$13.8
Long-term debt	2,298.5	(15.7)	2,282.8
ASU No. 2015-07 - Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued ASU No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient.  The new guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The Companies elected to early adopt at December 31, 2015, and accordingly have retrospectively adjusted prior periods.

ASU No. 2015-17 - Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  The new guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  The Companies elected to early adopt this guidance, prospectively, at December 31, 2015. Prior periods were not retrospectively adjusted.
ASU No. 2014-09 - Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures and have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.

2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2015	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$12.5	$3.0	$(7.1)
Accounts receivable pledged as collateral	(4.0)	4.0	(1.0)
Fuel inventories	(28.3)	(13.7)	18.7
Materials and supplies	(3.0)	(0.4)	(1.0)
Accounts payable	(11.4)	15.2	26.4
Accrued taxes	1.1	8.3	2.2
Accrued interest	3.4	(4.1)	3.9
Deferred refueling outage costs	(6.7)	17.0	(17.6)
Pension and post-retirement benefit obligations	18.5	25.5	31.3
Allowance for equity funds used during construction	(4.8)	(18.0)	(14.1)
Fuel recovery mechanism	47.5	(28.5)	(1.3)
Solar rebates paid	(9.0)	(43.2)	(32.5)
Other	(2.9)	(12.3)	16.2
Total other operating activities	$12.9	$(47.2)	$24.1
Cash paid during the period:
Interest	$182.2	$174.8	$170.8
Income taxes	$0.1	$—	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$35.7	$57.4	$48.1

KCP&L Other Operating Activities
Year Ended December 31	2015	2014	2013
Cash flows affected by changes in:	(millions)
Receivables	$2.6	$(18.1)	$(12.6)
Fuel inventories	(24.7)	(8.5)	13.3
Materials and supplies	(4.5)	(1.1)	1.1
Accounts payable	(18.0)	20.4	7.3
Accrued taxes	(19.0)	(42.5)	(3.7)
Accrued interest	3.4	(0.1)	1.4
Deferred refueling outage costs	(6.7)	17.0	(17.6)
Pension and post-retirement benefit obligations	18.4	26.9	35.7
Allowance for equity funds used during construction	(3.8)	(16.0)	(14.1)
Fuel recovery mechanism	3.5	(2.2)	(1.8)
Solar rebates paid	(7.2)	(17.3)	(8.2)
Other	(5.5)	(23.2)	(10.0)
Total other operating activities	$(61.5)	$(64.7)	$(9.2)
Cash paid during the period:
Interest	$120.2	$112.1	$111.7
Income taxes	$—	$30.2	$4.6
Non-cash investing activities:
Liabilities accrued for capital expenditures	$23.9	$48.8	$40.5

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2015	2014
Great Plains Energy	(millions)
Customer accounts receivable - billed	$3.4	$1.1
Customer accounts receivable - unbilled	71.6	75.3
Allowance for doubtful accounts - customer accounts receivable	(3.8)	(2.8)
Other receivables	76.5	86.7
Total	$147.7	$160.3
KCP&L
Customer accounts receivable - billed	$2.8	$0.6
Customer accounts receivable - unbilled	58.8	49.7
Allowance for doubtful accounts - customer accounts receivable	(1.8)	(1.2)
Other receivables	69.4	79.8
Total	$129.2	$128.9
Great Plains Energy's and KCP&L's other receivables at December 31, 2015, and 2014, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2015, and 2014, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million and $171.0 million, respectively. At December 31, 2015, and 2014, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2016 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2016 and allows for $65 million in aggregate outstanding principal from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.

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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek paid the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. In May 2014, this fee was set to zero.

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

	KCC	MPSC
	(millions)
Current cost of decommissioning (in 2014 dollars)
Total Station	$765.1	$765.1
KCP&L's 47% Share	359.6	359.6

Future cost of decommissioning (in 2045-2053 dollars) (a)
Total Station	$2,201.5	$2,253.1
KCP&L's 47% Share	1,034.7	1,059.0

Annual escalation factor	3.15%	3.22%
Annual return on trust assets (b)	6.43%	5.89%
(a) Total future cost over an eight year decommissioning period
(b) The 6.43% and 5.89% rate of return for KCC and MPSC, respectively, is through 2025. The rates then systematically decrease through 2053 to 0.72% and 2.22% for KCC and MPSC, respectively, based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.
Nuclear Decommissioning Trust Fund
In 2015 and 2014, KCP&L contributed approximately $3.3 million to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers' rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2015	2014
Decommissioning Trust	(millions)
Beginning balance January 1	$199.0	$183.9
Contributions	3.3	3.3
Earned income, net of fees	3.4	3.6
Net realized gains	0.7	0.4
Net unrealized gains (losses)	(5.7)	7.8
Ending balance December 31	$200.7	$199.0
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2015				2014
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$89.6	$47.9	$(2.1)	$135.4	$87.2	$50.6	$(0.7)	$137.1
Debt securities	59.6	2.6	(0.5)	61.7	55.4	3.8	(0.1)	59.1
Other	3.6	—	—	3.6	2.8	—	—	2.8
Total	$152.8	$50.5	$(2.6)	$200.7	$145.4	$54.4	$(0.8)	$199.0
The weighted average maturity of debt securities held by the trust at December 31, 2015, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2015	2014	2013
	(millions)
Realized gains	$5.3	$1.4	$2.4
Realized losses	(4.6)	(1.0)	(0.7)
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $13.5 billion. This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $13.1 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $127.3 million ($59.8 million, KCP&L's 47% share) per incident at any commercial reactor in the country, payable at no more than $19.0 million ($8.9 million, KCP&L's 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
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
Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $42.2 million ($22.4 million, KCP&L's 47% share) per policy year.
5. REGULATORY MATTERS
KCP&L Kansas Rate Case Proceedings
In January 2015, KCP&L filed an application with KCC to request an increase to its retail revenues of $67.3 million, with a return on equity of 10.3% and a rate-making equity ratio of 50.48%. The request included costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service.

In September 2015, KCC issued an order for KCP&L authorizing an increase in annual revenues of $48.7 million, a return on equity of 9.3% and a rate-making equity ratio of 50.48%. The rates established by the order took effect on October 1, 2015, and are effective unless and until modified by KCC or stayed by a court.  KCP&L filed a Petition for Judicial Review with the Court of Appeals of Kansas in November 2015 regarding various issues.

KCP&L Missouri Rate Case Proceedings
In October 2014, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $120.9 million (subsequently adjusted to $112.7 million), with a return on equity of 10.3% and a rate-making equity ratio of 50.36%. The request included recovery of increased transmission and property tax expenses, costs to install environmental upgrades at the La Cygne Station, upgrades at Wolf Creek and other infrastructure and system improvements made to be able to provide reliable electric service. KCP&L also requested authorization to implement a Fuel Adjustment Clause (FAC).
In September 2015, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $89.7 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 50.09%. The MPSC also approved KCP&L’s request to implement a FAC. The rates established by the order took effect on September 29, 2015, and are effective unless and until modified by the MPSC or stayed by a court. Notices of Appeal of the September 2015 MPSC order were filed with the Missouri Court of Appeals, Western District, by KCP&L in October 2015 and by The Office of the Public Counsel and Midwest Energy Consumers' Group in November 2015 regarding various issues.

GMO Missouri Rate Case Proceedings
In February 2016, GMO filed an application with the MPSC to request an increase to its retail revenues of $59.3 million, with a return on equity of 9.9% and a rate-making equity ratio of 54.83%. The request included recovery of increased transmission and property tax expenses as well as costs for infrastructure and system improvements made to be able to provide reliable electric service.
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

Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2015					2014
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$125.0		$26.4		$151.4	$107.1	$26.3	$133.4
Loss on reacquired debt	11.3	(a)	2.2	(a)	13.5	8.1	2.8	10.9
Cost of removal	12.9		—		12.9	2.8	—	2.8
Asset retirement obligations	57.9		19.5		77.4	38.1	17.2	55.3
Pension and post-retirement costs	358.5	(b)	98.9	(b)	457.4	430.5	95.4	525.9
Deferred customer programs	50.3	(c)	20.8	(d)	71.1	50.8	18.8	69.6
Rate case expenses	1.3	(e)	—		1.3	1.4	0.1	1.5
Fuel recovery mechanism	16.3	(e)	0.1	(e)	16.4	13.0	41.0	54.0
Derivative instruments	0.5	(f)	6.3	(f)	6.8	0.2	2.6	2.8
Iatan No. 1 and common facilities depreciation and carrying costs	14.1	(g)	5.2	(g)	19.3	14.7	5.5	20.2
Iatan No. 2 construction accounting costs	28.7	(h)	16.0	(h)	44.7	28.1	15.3	43.4
Kansas property tax surcharge	6.8	(e)	—		6.8	6.1	—	6.1
Solar rebates	33.6	(e)	49.0	(e)	82.6	29.1	56.9	86.0
Transmission delivery charge	1.7	(e)	—		1.7	—	—	—
La Cygne deferred depreciation	2.9	(i)	—		2.9	—	—	—
Other	10.6	(e)	2.3	(e)	12.9	15.7	7.0	22.7
Total	$732.4		$246.7		$979.1	$745.7	$288.9	$1,034.6
Regulatory Liabilities
Emission allowances	$66.1		$—		$66.1	$70.1	$—	$70.1
Asset retirement obligations	86.5		—		86.5	93.9	—	93.9
Cost of removal	—		68.2	(j)	68.2	—	69.7	69.7
Other	12.0		51.6		63.6	8.0	41.0	49.0
Total	$164.6		$119.8		$284.4	$172.0	$110.7	$282.7
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $343.7 million and $54.5 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $8.3 million not included in rate base and amortized over various periods.
(d) $7.4 million not included in rate base and amortized over various periods.
(e) Not included in rate base and amortized over various periods.
(f) Represents fair value of derivative instruments for commodity contracts. Settlements of the contracts are recognized in the income statement and included in fuel recovery mechanisms.
(g) Included in rate base and amortized through 2038.
(h) Included in rate base and amortized through 2058.
(i) Included in rate base and amortized through 2040.
(j) Estimated cumulative net provision for future removal costs.

6. GOODWILL AND INTANGIBLE ASSETS
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2015. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
Great Plains Energy's and KCP&L's intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$333.0	$(191.8)	$300.2	$(190.9)
Asset improvements	28.3	(6.1)	27.4	(5.5)

KCP&L
Computer software	$315.5	$(177.7)	$277.9	$(175.5)
Asset improvements	13.1	(1.5)	12.2	(1.3)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2015	2014
	(millions)
Great Plains Energy	$28.6	$21.6
KCP&L	24.7	19.2
The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2016 through 2020 for the intangible assets included in the consolidated balance sheets at December 31, 2015.

	2016	2017	2018	2019	2020
	(millions)
Great Plains Energy	$21.9	$18.7	$16.5	$14.5	$12.4
KCP&L	18.9	17.7	16.1	14.1	12.0

7. ASSET RETIREMENT OBLIGATIONS
AROs associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known.
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
On April 17, 2015, the Environmental Protection Agency (EPA) published new regulations to regulate the disposal of CCRs at electric generating facilities. See Note 14 under the heading Solid Waste for additional information regarding the CCR rule. The CCR rule represents legal obligations of Great Plains Energy and KCP&L as to the closure and post-closure of its ponds and landfills containing CCRs. As a result of the CCR rule, Great Plains Energy and KCP&L increased their AROs $69.5 million and $51.3 million, respectively, in the second quarter of 2015.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2015	2014	2015	2014
	(millions)
Beginning balance	$195.9	$158.8	$177.7	$141.7
Additions	54.5	—	34.6	—
Revision in timing and/or estimates	20.5	26.8	22.2	26.8
Settlements	(7.8)	—	(6.7)	—
Accretion	12.8	10.3	11.5	9.2
Ending balance	$275.9	$195.9	$239.3	$177.7
8. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for the majority of KCP&L's and GMO's active and inactive employees, including officers, and its 47% ownership share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans. For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement; however, for union employees hired after October 1, 2013, the benefits are derived from a cash balance account formula.  Effective in 2014, the non-union plan was closed to future employees. Great Plains Energy also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and its 47% ownership share of WCNOC.
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

In 2014 and 2013, Great Plains Energy incurred pension settlement charges of $8.5 million and $4.9 million, respectively, as a result of accelerated pension distributions.
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

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1	$1,186.8	$1,007.4	$165.2	$160.5
Service cost	45.3	36.7	3.3	3.7
Interest cost	50.3	50.1	6.8	7.9
Contribution by participants	—	—	6.9	6.8
Amendments	—	—	(7.1)	—
Actuarial (gain) loss	(59.4)	181.1	(23.6)	(0.3)
Benefits paid	(68.2)	(49.0)	(14.0)	(13.4)
Settlements	—	(39.5)	—	—
PBO at December 31	$1,154.8	$1,186.8	$137.5	$165.2
Change in plan assets
Fair value of plan assets at January 1	$730.0	$703.0	$110.6	$101.2
Actual return on plan assets	(16.3)	47.2	(0.1)	4.1
Contributions by employer and participants	76.9	66.2	17.6	18.6
Benefits paid	(66.7)	(46.9)	(13.8)	(13.3)
Settlements	—	(39.5)	—	—
Fair value of plan assets at December 31	$723.9	$730.0	$114.3	$110.6
Funded status at December 31	$(430.9)	$(456.8)	$(23.2)	$(54.6)
Amounts recognized in the consolidated balance sheets
Non-current asset	$—	$—	$4.5	$—
Current pension and other post-retirement liability	(2.6)	(1.9)	(0.8)	(0.9)
Noncurrent pension liability and other post-retirement liability	(428.3)	(454.9)	(26.9)	(53.7)
Net amount recognized before regulatory treatment	(430.9)	(456.8)	(23.2)	(54.6)
Accumulated OCI or regulatory asset/liability	461.2	500.5	(9.4)	26.1
Net amount recognized at December 31	$30.3	$43.7	$(32.6)	$(28.5)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$230.7	$273.5	$(3.3)	$17.5
Prior service cost	3.9	4.7	3.4	13.5
Transition obligation	—	—	—	0.2
Other	226.6	222.3	(9.5)	(5.1)
Net amount recognized at December 31	$461.2	$500.5	$(9.4)	$26.1

	Pension Benefits			Other Benefits
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit costs	(millions)
Service cost	$45.3	$36.7	$41.2	$3.3	$3.7	$4.4
Interest cost	50.3	50.1	47.2	6.8	7.9	7.7
Expected return on plan assets	(51.7)	(50.2)	(47.1)	(2.9)	(2.6)	(2.0)
Prior service cost	0.8	0.9	2.0	3.1	3.1	7.2
Recognized net actuarial (gain) loss	51.4	50.0	54.3	0.2	(0.1)	1.7
Transition obligation	—	—	—	0.2	0.2	0.2
Settlement charges	—	8.5	4.9	—	—	—
Net periodic benefit costs before regulatory adjustment	96.1	96.0	102.5	10.7	12.2	19.2
Regulatory adjustment	(9.8)	(11.3)	(16.8)	4.4	4.3	(2.4)
Net periodic benefit costs	86.3	84.7	85.7	15.1	16.5	16.8
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	8.6	175.8	(147.0)	(20.6)	(1.8)	(22.1)
Amortization of gain (loss)	(51.4)	(50.0)	(54.3)	(0.2)	0.1	(1.7)
Prior service cost	—	—	0.3	(7.0)	—	(6.0)
Amortization of prior service cost	(0.8)	(0.9)	(2.0)	(3.1)	(3.1)	(7.2)
Amortization of transition obligation	—	—	—	(0.2)	(0.2)	(0.2)
Other regulatory activity	4.3	7.3	11.8	(4.4)	(4.2)	2.1
Total recognized in OCI or regulatory asset/liability	(39.3)	132.2	(191.2)	(35.5)	(9.2)	(35.1)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$47.0	$216.9	$(105.5)	$(20.4)	$7.3	$(18.3)
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income (OCI) or a regulatory asset into net periodic benefit cost in 2016 are $0.7 million and $51.8 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated prior service cost and net gain for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2016 are $1.2 million and $1.5 million, respectively.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $1,017.6 million and $1,036.8 million at December 31, 2015, and 2014, respectively. Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following table.

	2015	2014
Pension plans with the PBO in excess of plan assets	(millions)
Projected benefit obligation	$1,154.8	$1,186.8
Fair value of plan assets	723.9	730.0
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,017.6	$1,036.8
Fair value of plan assets	723.9	730.0
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$108.5	$165.2
Fair value of plan assets	80.8	110.6

The GMO Supplemental Executive Retirement Plan (SERP) is reflected as an unfunded ABO of $22.9 million. Great Plains Energy has approximately $16.4 million of assets in a non-qualified trust for this plan as of December 31, 2015, and expects to fund future benefit payments from these assets.
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

Weighted-average assumptions used to determine the benefit obligation at December 31	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate	4.54%	4.22%	4.47%	4.14%
Rate of compensation increase	3.62%	3.62%	3.50%	3.50%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2015	2014	2015		2014
Discount rate	4.22%	5.03%	4.14%		4.92%
Expected long-term return on plan assets	7.14%	7.24%	2.81%	*	2.70%	*
Rate of compensation increase	3.62%	3.69%	3.50%		3.50%
*after tax
Great Plains Energy expects to contribute $75.7 million to the pension plans in 2016 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $5.1 million to other post-retirement benefit plans in 2016, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2025.

	Pension Benefits	Other Benefits
	(millions)
2016	$81.2	$8.2
2017	77.2	8.8
2018	77.4	9.5
2019	80.5	10.2
2020	82.5	10.8
2021-2025	427.3	60.4

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
The fair values of Great Plains Energy's pension plan assets at December 31, 2015 and 2014, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
	(millions)
Pension Plans
Equity securities
U.S. (a)	$226.0	$195.5	$—	$—	$30.5
International (b)	147.4	109.7	—	—	37.7
Real estate (c)	45.9	12.2	—	—	33.7
Commodities (d)	5.8	—	—	—	5.8
Fixed income securities
Fixed income funds (e)	60.4	20.0	—	—	40.4
U.S. Treasury	48.8	48.8	—	—	—
U.S. Agency, state and local obligations	19.0	—	19.0	—	—
U.S. corporate bonds (f)	108.8	—	108.8	—	—
Foreign corporate bonds	10.2	—	10.2	—	—
Hedge funds (g)	23.7	—	—	—	23.7
Cash equivalents	26.0	26.0	—	—	—
Other	1.9	—	1.9	—	—
Total	$723.9	$412.2	$139.9	$—	$171.8

		Fair Value Measurements Using
Description	December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Pension Plans	(millions)
Equity securities
U.S. (a)	$235.2	$203.6	$—	$—	$31.6
International (b)	147.3	108.4	0.3	—	38.6
Real estate (c)	38.9	7.7	—	—	31.2
Commodities (d)	5.9	—	—	—	5.9
Fixed income securities
Fixed income funds (e)	66.1	22.3	—	—	43.8
U.S. Treasury	44.2	44.2	—	—	—
U.S. Agency, state and local obligations	21.0	—	21.0	—	—
U.S. corporate bonds (f)	109.0	—	109.0	—	—
Foreign corporate bonds	13.6	—	13.6	—	—
Hedge funds (g)	24.1	—	—	—	24.1
Cash equivalents	16.7	16.7	—	—	—
Other	8.0	—	8.0	—	—
Total	$730.0	$402.9	$151.9	$—	$175.2
(a) At December 31, 2015 and 2014, this category is comprised of $121.6 million and $78.1 million, respectively, of traded mutual funds valued at daily listed prices and $73.9 million and $125.5 million, respectively, of traded common stocks and exchange traded funds. At December 31, 2015 and 2014, this category also includes $30.5 million and $31.6 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2015 and 2014, this category is comprised of $34.2 million and $38.6 million, respectively, of traded mutual funds valued at daily listed prices and $75.5 million and $70.1 million, respectively, of traded American depository receipts, global depository receipts and ordinary shares. At December 31, 2015 and 2014, this category also includes $37.7 million and $38.6 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(c) At December 31, 2015 and 2014, this category is comprised of $12.2 million and $7.7 million, respectively, of traded real estate investment trusts. At December 31, 2015 and 2014, this category also includes $33.7 million and $31.2 million, respectively, of institutional common/collective trust funds and a limited partnership valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(d) Consists of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(e) At December 31, 2015 and 2014, this category is comprised of $20.0 million and $22.3 million, respectively, of traded mutual funds valued at daily listed prices. At December 31, 2015 and 2014, this category also includes $40.4 million and $43.8 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(f) At December 31, 2015 and 2014, this category is comprised of $103.0 million and $100.3 million, respectively, of corporate bonds, $2.9 million and $4.0 million, respectively, of collateralized mortgage obligations and $2.9 million and $4.7 million, respectively, of other asset-backed securities.
(g) Consists of closely-held limited partnerships valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.

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

The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2015 and 2014, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$3.2	$3.2	$—	$—	$—
Fixed income securities
Fixed income fund(a)	68.9	0.1	—	—	68.8
U.S. Treasury	3.9	3.9	—	—	—
U.S. Agency, state and local obligations	5.4	—	5.4	—	—
U.S. corporate bonds(b)	15.6	—	15.6	—	—
Foreign corporate bonds	1.6	—	1.6	—	—
Cash equivalents	14.0	14.0	—	—	—
Other	1.7	—	1.7	—	—
Total	$114.3	$21.2	$24.3	$—	$68.8

		Fair Value Measurements Using
Description	December 31 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$3.2	$3.2	$—	$—	$—
Fixed income securities
Fixed income fund(a)	73.0	0.2	—	—	72.8
U.S. Treasury	2.7	2.7	—	—	—
U.S. Agency, state and local obligations	4.9	—	4.9	—	—
U.S. corporate bonds(b)	13.0	—	13.0	—	—
Foreign corporate bonds	1.5	—	1.5	—	—
Cash equivalents	10.4	10.4	—	—	—
Other	1.9	—	1.9	—	—
Total	$110.6	$16.5	$21.3	$—	$72.8
(a) At December 31, 2015 and 2014 this category is comprised of $0.1 million and $0.2 million, respectively, of traded mutual funds valued at daily listed prices. At December 31, 2015 and 2014 this category also includes $68.8 million and $72.8 million, respectively, of an institutional common/collective trust fund valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2015 and 2014, this category is comprised of $12.6 million and $10.3 million, respectively, of corporate bonds, $0.6 million and $0.8 million, respectively, of collateralized mortgage obligations and $2.4 million and $1.9 million, respectively, of other asset-backed securities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for 2015 and 2016 was 7.0% and 6.8%, respectively, with the rate declining through 2025 to the ultimate cost trend rate of 4.5%.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2015, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.9	$(1.1)
Effect on post-retirement benefit obligation	4.0	(3.6)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $10.6 million in 2015, $9.7 million in 2014 and $9.6 million in 2013. KCP&L's annual cost of the plans was approximately $7.9 million in 2015, $7.1 million in 2014 and $7.0 million in 2013.
9. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants for the withholding of taxes and held in treasury, or both, and does not expect to repurchase common shares during 2016 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2015	2014	2013
Great Plains Energy	(millions)
Equity compensation expense	$4.0	$9.9	$5.6
Income tax benefit	1.4	3.6	1.9
KCP&L
Equity compensation expense	$2.6	$6.9	$4.0
Income tax benefit	0.9	2.4	1.3
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

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2015	534,016	$25.11
Granted	232,838	24.03
Earned	(25,844)	19.48
Forfeited	(54,485)	25.68
Performance adjustment	(77,515)	19.48
Ending balance December 31, 2015	609,010	25.60
* weighted-average
At December 31, 2015, the remaining weighted-average contractual term was 1.0 year.  The weighted-average grant-date fair value of shares granted was $24.03, $28.78 and $24.17 in 2015, 2014 and 2013, respectively. At December 31, 2015, there was $5.9 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $0.5 million, $2.8 million and $2.4 million in 2015, 2014 and 2013, respectively.
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

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2015	267,390	$22.31
Granted and issued	92,780	25.89
Vested	(110,496)	19.71
Forfeited	(18,166)	24.81
Ending balance December 31, 2015	231,508	24.78
* weighted-average
At December 31, 2015, the remaining weighted-average contractual term was 1.3 years.  The weighted-average grant-date fair value of shares granted was $25.89, $25.70 and $22.47 in 2015, 2014 and 2013, respectively.  At December 31, 2015, there was $2.4 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $2.2 million, $1.9 million and $1.2 million in 2015, 2014 and 2013, respectively.

Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy's common stock as part of their annual retainer. Each director may elect to defer receipt of their shares by receiving Director Deferred Share Units that convert to shares of Great Plains Energy's common stock at the end of January in the year after they leave the Board or such other time as elected by each director. Director Deferred Share Units have a value equal to the market value of Great Plains Energy's common stock on the grant date with accruing dividends. Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date. The total fair value of shares of Director Deferred Share Units issued was insignificant for 2015 and 2014. Director Deferred Share Units activity is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance January 1, 2015	110,741	$21.98
Issued	24,576	26.15
Converted	(19,902)	21.50
Ending balance December 31, 2015	115,415	22.95
* weighted-average
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2015, Great Plains Energy was in compliance with this covenant.  At December 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued $0.2 million in letters of credit under the credit facility.  At December 31, 2014, Great Plains Energy had $4.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.69% and had issued no letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2015, KCP&L was in compliance with this covenant.  At December 31, 2015, KCP&L had $180.3 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, KCP&L had $358.3 million of commercial paper outstanding at a weighted-average interest rate of 0.48%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2015, GMO was in compliance with this covenant.  At December 31, 2015, GMO had $43.7 million of commercial paper outstanding at a weighted-average interest rate of 0.65%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2014, GMO had no commercial paper outstanding, had issued letters of credit totaling $3.2 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2015	2014
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$146.4
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
4.65% EIRR Series 2005	2035	—	50.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	—
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.01% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		—	(14.0)
Unamortized discount and debt issuance costs		(17.3)	(19.5)
Total KCP&L excluding current maturities(d)		2,563.1	2,282.8
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2016-2021	6.8	7.9
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(2.1)	(2.3)
Total Great Plains Energy excluding current maturities(d)		$3,745.1	$3,465.7

(a)	Weighted-average interest rates at December 31, 2015

(b)	Rate after amortizing gains/losses recognized in OCI on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At December 31, 2015, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L.

Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2015	2014	2013
	(millions)
KCP&L	$3.0	$3.0	$3.2
Other Great Plains Energy	1.1	1.8	2.5
Total Great Plains Energy	$4.1	$4.8	$5.7
KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture). The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant. Mortgage bonds totaling $510.5 million and $596.4 million were outstanding at December 31, 2015 and 2014, respectively.

In March 2015, KCP&L repaid its $14.0 million secured Series 2005 EIRR bonds at maturity.
In September 2015, KCP&L purchased in lieu of redemption its $50.0 million and $21.9 million secured EIRR Series 2005 bonds. As of December 31, 2015, the bonds were still outstanding, but were not reported as a liability on the balance sheet since they are being held by KCP&L. KCP&L has the ability to remarket these bonds to third parties whenever it determines market conditions are sufficiently attractive to do so.
KCP&L Municipal Bond Insurance Policies
KCP&L's secured Series 2005 EIRR bonds totaling $50.0 million and $21.9 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2015, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured Series 2005 EIRR bonds also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
KCP&L Senior Notes
In August 2015, KCP&L issued, at a discount, $350.0 million of 3.65% unsecured Senior Notes, maturing in 2025.

GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on substantially all of GMO's St. Joseph Light & Power division utility plant. Mortgage bonds totaling $6.8 million and $7.9 million, respectively, were outstanding at December 31, 2015 and 2014.

GMO Senior Notes
Under the terms of the note purchase agreement for GMO's Series A, B and C Senior Notes, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2015, GMO was in compliance with these covenants.
Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2016	2017	2018	2019	2020
	(millions)
Great Plains Energy	$1.1	$382.1	$351.1	$401.1	$1.1
KCP&L	—	281.0	350.0	400.0	—
12. COMMON SHAREHOLDERS' EQUITY
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the Securities and Exchange Commission (SEC) that became effective in March 2015 and expires in March 2018.
Great Plains Energy has 7.0 million shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2015, 2.1 million shares remained available for future issuances.
Great Plains Energy has 14.3 million shares of common stock registered with the SEC for a defined contribution savings plan (401(k)). Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2015, 1.0 million shares remained available for future issuances.
Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company's Long-Term Incentive Plan.
Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends equal four or more full quarterly dividends, the preferred shareholders, voting as a single class, could elect the smallest number of directors necessary to constitute a majority of the full Board. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress). Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times.
As of December 31, 2015, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2015. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.

13. PREFERRED STOCK
At December 31, 2015, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy's articles of incorporation. All of the 390,000 authorized shares of Cumulative Preferred Stock are issued and outstanding. Great Plains Energy has the option to redeem the $39.0 million of issued Cumulative Preferred Stock at prices ranging from 101% to 103.7% of par value. If Great Plains Energy voluntarily files for dissolution or liquidation, the Cumulative Preferred Stock holders are entitled to receive the redemption prices. If a proceeding for dissolution or liquidation is filed against Great Plains Energy, the Cumulative Preferred Stock holders are entitled to receive the $100 par value per share plus accrued and unpaid dividends.
14. COMMITMENTS AND CONTINGENCIES
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

Great Plains Energy's and KCP&L's current estimates of capital expenditures (exclusive of AFUDC) and property taxes) over the next five years to comply with environmental regulations are in the following table. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from these cost estimates provided.

	2016	2017	2018	2019	2020
	(millions)
Great Plains Energy	$99.6	$45.5	$20.6	$98.9	$151.9
KCP&L	83.8	30.1	14.4	87.3	130.0

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
Clean Air Act and Climate Change Overview
The Clean Air Act Amendments of 1990 (Clean Air Act) and associated regulations enacted by the EPA form a comprehensive program to preserve and enhance air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. KCP&L’s and GMO’s affected coal-fired units currently comply or will be compliant in April 2016. Estimated capital costs to comply with the MATS Rule are included in the estimated capital expenditures table above.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. KCP&L’s and GMO’s affected units currently comply or will be compliant in January 2017. Estimated capital costs to comply with the Industrial Boiler Rule are included in the estimated capital expenditures table above.
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 21 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries. The Paris Agreement did not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. International agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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
States are required to submit plans to implement the Clean Power Plan. An EPA plan with either a rate-based or mass-based trading program has yet to be finalized and can be enforced in states that fail to submit approved plans.

In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the United States Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. Compliance with the Clean Power Plan has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of pending litigation is known and/or the state plans to implement the Clean Power Plan are known.
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
KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Future water permit renewals at KCP&L's Iatan Station and at GMO's Sibley and Lake Road Stations could also be impacted by the allowable amount of heat that can be contained in the returned water.  Great Plains Energy and KCP&L cannot predict the outcome of these matters; however, while less significant outcomes are possible, these matters may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a significant impact on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate CCRs under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The rule was promulgated in the Federal Register on April 17, 2015, and became effective six months after promulgation with various obligations effective at specified times within the rule. Estimated capital costs to comply with the CCR rule are included in the estimated capital expenditures table above. See Note 7 for information regarding an increase in Great Plains Energy's and KCP&L's AROs as a result of the CCR rule.
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
At December 31, 2015, and 2014, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at December 31, 2015, and 2014, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2015	2014	2013
	(millions)
Great Plains Energy	$16.8	$16.0	$18.5
KCP&L	15.0	14.0	16.0

Great Plains Energy's and KCP&L's contractual commitments at December 31, 2015, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2016	2017	2018	2019	2020	After 2020	Total
Lease commitments	(millions)
Operating lease	$12.3	$10.6	$9.7	$9.9	$9.6	$121.5	$173.6
Capital lease	0.4	0.4	0.4	0.4	0.4	3.5	5.5
Purchase commitments
Fuel	311.4	283.2	212.7	196.9	190.3	52.5	1,247.0
Power	47.3	47.3	47.3	47.3	47.3	509.5	746.0
Capacity	1.2	—	—	—	—	—	1.2
Non-regulated natural gas transportation	3.5	0.9	—	—	—	—	4.4
Other	74.7	11.0	27.8	40.0	5.2	41.1	199.8
Total contractual commitments	$450.8	$353.4	$297.9	$294.5	$252.8	$728.1	$2,377.5

KCP&L
	2016	2017	2018	2019	2020	After 2020	Total
Lease commitments	(millions)
Operating lease	$11.9	$10.6	$9.7	$9.9	$9.6	$121.5	$173.2
Capital lease	0.2	0.2	0.2	0.2	0.2	1.8	2.8
Purchase commitments
Fuel	264.7	243.2	178.2	182.3	175.8	52.5	1,096.7
Power	34.8	34.8	34.8	34.8	34.8	359.8	533.8
Capacity	1.2	—	—	—	—	—	1.2
Other	55.6	10.2	26.9	36.3	4.3	34.5	167.8
Total contractual commitments	$368.4	$299.0	$249.8	$263.5	$224.7	$570.1	$1,975.5
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.5 million in 2016 , $0.9 million in 2017 and approximately $0.4 million per year from 2018 to 2025, for a total of $6.0 million.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation. Power commitments consist of commitments for renewable energy under power purchase agreements. KCP&L and GMO purchase capacity from other utilities and nonutility suppliers. Purchasing capacity provides the option to purchase energy if needed or when market prices are favorable. KCP&L has capacity sales agreements not included above that total $6.0 million, $1.9 million, $2.1 million, $1.9 million and $2.0 million per year from 2016 to 2020, respectively. Non-regulated natural gas transportation consists of MPS Merchant's commitments. Other represents individual commitments entered into in the ordinary course of business.
15. LEGAL PROCEEDINGS
GMO Western Energy Crisis
In response to complaints of excessive prices in the California energy markets, FERC issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case once a comprehensive resettlement of those markets occurs, as required by FERC.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.
In December 2001, various parties appealed FERC orders to the United States Court of Appeals for the Ninth Circuit (Ninth Circuit) seeking review of a number of issues, including expansion of the refund period to include periods prior to October 2, 2000 (the Summer Period).  MPS Merchant was a net seller of power during the Summer Period.  On August 2, 2006, the Ninth Circuit issued an order finding, among other things, that FERC erred in failing to consider certain legal issues regarding whether it has authority to order refunds for violation of FERC-approved tariffs during the Summer Period.  The court remanded the matter to FERC for further consideration.
In November 2014 FERC issued an order finding that MPS Merchant engaged in tariff violations during the Summer Period and ordering refunds in the form of disgorgement of certain revenues. MPS Merchant (and other parties) filed a request for rehearing challenging FERC's findings of tariff violations and the remedy imposed in the November 2014 order. Additionally, several parties representing California utilities and governmental agencies filed a request for clarification or rehearing focusing on the remedy.
In November 2015, FERC issued an order on rehearing, confirming its findings of violation and expanding the remedy from its November 2014 order to cover additional MPS Merchant sales in the California markets. MPS Merchant filed another request for rehearing, challenging the expanded remedy, and also filed a petition for review of the November 2014 and November 2015 orders with the Ninth Circuit.
In February 2016, FERC issued another order on rehearing/clarification that requires MPS Merchant to refund, in the form of disgorgement, all revenues in excess of the FERC-determined competitive market clearing price for all sales in the California markets during the Summer Period that occurred in any hour in which any remaining respondent in the proceeding was found to have committed a tariff violation. That order is subject to further rehearing and judicial review. Under FERC's orders, MPS Merchant may be able to offset its costs of selling power against any remedy ultimately imposed to ensure that it does not under-recover its actual costs.
Due to the uncertainties remaining in the case, the loss or range of loss cannot be reasonably estimated.
16. GUARANTEES
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
At December 31, 2015, Great Plains Energy has provided $138.4 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $40.7 million, which expire in 2016 and

•	Great Plains Energy guarantee of GMO long-term debt totaling $97.7 million, which includes debt with maturity dates ranging from 2016 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2015, GMO had $43.7 million commercial paper outstanding.
17. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $183.6 million for 2015, $173.9 million for 2014 and $223.6 million for 2013. Additionally, KCP&L and

GMO engage in wholesale electricity transactions with each other.  KCP&L's net wholesale sales to GMO were $0.2 million, $12.7 million and $25.6 million in 2015, 2014 and 2013, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2014, KCP&L had a money pool payable to GMO of $12.6 million.
The following table summarizes KCP&L's related party net receivables.

	December 31
	2015	2014
	(millions)
Net receivable from GMO	$50.0	$38.2
Net receivable from Great Plains Energy	15.8	18.0
18. DERIVATIVE INSTRUMENTS
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
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the NPNS election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At December 31, 2015, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in KCP&L's fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
KCP&L and GMO have Transmission Congestion Rights (TCRs) that they utilize to hedge against congestion costs and protect load prices in the Southwest Power Pool, Inc. (SPP) Integrated Marketplace. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in KCP&L's and GMO's fuel recovery mechanisms.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At December 31, 2015, GMO had financial contracts in place to hedge approximately 66%, 18% and 8% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for 2016, 2017 and 2018, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
MPS Merchant, which has certain long-term natural gas contracts remaining from its former non-regulated trading operations, manages the daily delivery of its remaining contractual commitments with economic hedges (non-hedging derivatives) to reduce its exposure to changes in market prices.  Within the trading portfolio, MPS Merchant takes certain positions to hedge physical sale or purchase contracts.  MPS Merchant records the fair value of physical trading energy contracts as derivative assets or liabilities with an offsetting entry to the consolidated statements of comprehensive income.
The gross notional contract amount and recorded fair values of open positions for derivative instruments are summarized in the following table.  The fair values of these derivatives are recorded on the consolidated balance sheets.  The fair values below are gross values before netting agreements and netting of cash collateral.

	December 31
	2015		2014
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Non-hedging derivatives
Futures contracts	$26.6	$(5.7)	$14.9	$(2.4)
Forward contracts	15.6	3.1	29.7	4.1
Transmission congestion rights	5.6	(0.5)	28.3	2.6
Option contracts	—	—	1.7	0.1
KCP&L
Non-hedging derivatives
Futures contracts	$0.9	$(0.1)	$—	$—
Transmission congestion rights	4.1	(0.4)	23.6	3.1

The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$3.3	$6.4

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$8.6	$4.2

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2015	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$0.2	$0.7

December 31, 2014
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$4.0	$0.9
The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2015	(millions)
Derivative assets	$3.3	$(0.2)	$3.1	$—	$—	$3.1
Derivative liabilities	6.4	(5.9)	0.5	—	—	0.5
December 31, 2014
Derivative assets	$8.6	$(1.2)	$7.4	$—	$—	$7.4
Derivative liabilities	4.2	(3.5)	0.7	—	—	0.7

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2015	(millions)
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.7	(0.3)	0.4	—	—	0.4
December 31, 2014
Derivative assets	$4.0	$(0.9)	$3.1	$—	$—	$3.1
Derivative liabilities	0.9	(0.9)	—	—	—	—
At December 31, 2015, and 2014, Great Plains Energy offset $5.7 million and $2.3 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 20 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at December 31, 2015, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at December 31, 2015, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.
The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(8.2)	$(14.2)	$—
Fuel	(2.5)	1.5	(1.1)
Purchased power	(1.5)	(4.9)	—
Regulatory asset	(6.8)	(2.7)	—
Regulatory liability	—	—	0.2
Total	$(19.0)	$(20.3)	$(0.9)

KCP&L
Derivatives Not Designated as Hedging Instruments	2015	2014	2013
Location of Gain (Loss)	(millions)
Electric revenues	$(8.2)	$(14.2)	$—
Fuel	1.5	1.1	0.8
Regulatory asset	(0.5)	(0.2)	—
Total	$(7.2)	$(13.3)	$0.8

19. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At December 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At December 31, 2014, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.5 billion and $3.8 billion, respectively. At December 31, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2014, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.3 billion and $2.6 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	December 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.4	$135.4	$—	$—
Debt securities
U.S. Treasury	26.4	26.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.2	—	29.2	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	3.6	3.6	—	—
Total nuclear decommissioning trust	200.7	165.4	35.3	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.3	—	7.3	—
Cash and cash equivalents	5.2	5.2	—	—
Total self-insured health plan trust	13.6	6.3	7.3	—
Derivative instruments (c)	0.2	—	—	0.2
Total	$214.5	$171.7	$42.6	$0.2
Liabilities
Derivative instruments (c)	0.7	0.1	—	0.6
Total	$0.7	$0.1	$—	$0.6
Other Great Plains Energy
Assets
Derivative instruments (c)	$3.1	$—	$2.7	$0.4
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$3.2	$0.1	$2.7	$0.4
Liabilities
Derivative instruments (c)	5.7	5.6	—	0.1
Total	$5.7	$5.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$200.7	$165.4	$35.3	$—
Self-insured health plan trust (b)	13.6	6.3	7.3	—
Derivative instruments (c)	3.3	—	2.7	0.6
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$217.7	$171.8	$45.3	$0.6
Liabilities
Derivative instruments (c)	6.4	5.7	—	0.7
Total	$6.4	$5.7	$—	$0.7

Description	December 31 2014	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	22.9	22.9	—	—
U.S. Agency	3.5	—	3.5	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	28.1	—	28.1	—
Foreign governments	0.5	—	0.5	—
Cash equivalents	2.3	2.3	—	—
Other	0.5	—	0.5	—
Total nuclear decommissioning trust	199.0	162.3	36.7	—
Self-insured health plan trust (b)
Equity securities	1.3	1.3	—	—
Debt securities	7.6	—	7.6	—
Cash and cash equivalents	6.2	6.2	—	—
Total self-insured health plan trust	15.1	7.5	7.6	—
Derivative instruments (c)	4.0	—	—	4.0
Total	$218.1	$169.8	$44.3	$4.0
Liabilities
Derivative instruments (c)	0.9	—	—	0.9
Total	$0.9	$—	$—	$0.9
Other Great Plains Energy
Assets
Derivative instruments (c)	$4.6	$—	$3.4	$1.2
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$4.7	$0.1	$3.4	$1.2
Liabilities
Derivative instruments (c)	3.3	2.4	0.1	0.8
Total	$3.3	$2.4	$0.1	$0.8
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$199.0	$162.3	$36.7	$—
Self-insured health plan trust (b)	15.1	7.5	7.6	—
Derivative instruments (c)	8.6	—	3.4	5.2
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$222.8	$169.9	$47.7	$5.2
Liabilities
Derivative instruments (c)	4.2	2.4	0.1	1.7
Total	$4.2	$2.4	$0.1	$1.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(d)
At December 31, 2015 and 2014, the SERP rabbi trusts also included $16.6 million and $17.8 million, respectively, of fixed income funds valued at NAV per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.5	$3.3
Total realized/unrealized gains (losses):
included in electric revenue	(8.2)	(14.2)
included in purchased power expense	(1.5)	(4.9)
included in non-operating income	8.6	14.6
included in regulatory asset	(0.5)	(0.1)
Purchases	—	16.0
Settlements	(2.0)	(11.2)
Net asset (liability) at December 31	$(0.1)	$3.5
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at December 31:
included in electric revenue	$—	$(0.2)
included in non-operating income	(0.2)	(0.3)
included in regulatory asset	(0.5)	(0.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2015	2014
	(millions)
Net asset at January 1	$3.1	$1.1
Total realized/unrealized gains (losses):
included in electric revenue	(8.2)	(14.2)
included in regulatory asset	(0.4)	(0.2)
Purchases	(0.8)	13.7
Settlements	5.9	2.7
Net asset (liability) at December 31	$(0.4)	$3.1
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at December 31:
included in electric revenue	$—	$(0.2)
included in regulatory asset	(0.4)	(0.2)

20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Other comprehensive income before reclassifications	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss	5.7	0.4	6.1
Net current period other comprehensive income	5.7	1.0	6.7
Ending balance December 31	$(10.1)	$(1.9)	$(12.0)
2014
Beginning balance January 1	$(23.8)	$(1.5)	$(25.3)
Other comprehensive loss before reclassifications	—	(1.8)	(1.8)
Amounts reclassified from accumulated other comprehensive loss	8.0	0.4	8.4
Net current period other comprehensive income	8.0	(1.4)	6.6
Ending balance December 31	$(15.8)	$(2.9)	$(18.7)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	5.3
Net current period other comprehensive income	5.3
Ending balance December 31	$(9.6)
2014
Beginning balance January 1	$(20.2)
Amounts reclassified from accumulated other comprehensive loss	5.3
Net current period other comprehensive income	5.3
Ending balance December 31	$(14.9)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(9.2)	$(13.1)	Interest charges
	(9.2)	(13.1)	Income before income tax expense and income (loss) from equity investments
	3.5	5.1	Income tax benefit
	$(5.7)	$(8.0)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.7)	$(0.6)	Utility operating and maintenance expenses
	(0.7)	(0.6)	Income before income tax expense and income (loss) from equity investments
	0.3	0.2	Income tax benefit
	$(0.4)	$(0.4)	Net income

Total reclassifications, net of tax	$(6.1)	$(8.4)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2015	2014
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(8.7)	$(8.7)	Interest charges
	(8.7)	(8.7)	Income before income tax expense
	3.4	3.4	Income tax benefit
Total reclassifications, net of tax	$(5.3)	$(5.3)	Net income

21. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2015	2014	2013
Current income taxes	(millions)
Federal	$(0.2)	$0.4	$0.3
State	(1.1)	(0.1)	(3.0)
Total	(1.3)	0.3	(2.7)
Deferred income taxes
Federal	96.9	104.2	109.1
State	28.0	21.6	24.9
Total	124.9	125.8	134.0
Noncurrent income taxes
Federal	—	(2.4)	—
State	—	(0.5)	(0.3)
Foreign	—	(6.1)	(0.4)
Total	—	(9.0)	(0.7)
Investment tax credit
Deferral	0.5	—	0.3
Amortization	(1.4)	(1.4)	(1.7)
Total	(0.9)	(1.4)	(1.4)
Income tax expense	$122.7	$115.7	$129.2

KCP&L	2015	2014	2013
Current income taxes	(millions)
Federal	$(18.7)	$(9.4)	$(0.5)
State	(3.4)	(2.3)	(0.5)
Total	(22.1)	(11.7)	(1.0)
Deferred income taxes
Federal	81.9	72.6	75.8
State	17.5	15.8	16.3
Total	99.4	88.4	92.1
Noncurrent income taxes
Federal	—	—	(9.0)
State	—	—	(1.5)
Total	—	—	(10.5)
Investment tax credit
Deferral	0.5	—	0.3
Amortization	(1.0)	(1.0)	(1.1)
Total	(0.5)	(1.0)	(0.8)
Income tax expense	$76.8	$75.7	$79.8

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	—	(0.7)	(0.3)
Amortization of investment tax credits	(0.4)	(0.4)	(0.4)
Federal income tax credits	(4.1)	(3.8)	(3.5)
State income taxes	4.0	3.8	3.8
Changes in uncertain tax positions, net	—	(1.7)	(0.2)
Valuation allowance	1.5	—	—
Other	0.5	0.1	(0.4)
Effective income tax rate	36.5%	32.3%	34.0%

KCP&L	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	—	(0.9)	(0.8)
Amortization of investment tax credits	(0.5)	(0.4)	(0.4)
Federal income tax credits	(5.6)	(5.6)	(5.3)
State income taxes	4.0	3.7	3.7
Valuation allowance	0.3	—	—
Other	0.3	—	(0.1)
Effective income tax rate	33.5%	31.8%	32.1%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2015	2014	2015	2014
Current deferred income tax asset	(millions)
Net operating loss carryforward	$—	$62.2	$—	$—
Other	—	17.1	—	5.0
Current deferred income tax asset before valuation allowance	—	79.3	—	5.0
Valuation allowance	—	(1.2)	—	—
Current deferred income tax asset(a)	—	78.1	—	5.0
Noncurrent deferred income taxes
Plant related	(1,967.0)	(1,648.2)	(1,398.9)	(1,167.3)
Income taxes on future regulatory recoveries	(151.3)	(133.4)	(125.0)	(107.1)
Derivative instruments	20.5	26.5	14.0	18.9
Pension and post-retirement benefits	(0.1)	(14.0)	27.4	12.5
SO2 emission allowance sales	25.7	27.1	25.7	27.3
Tax credit carryforwards	256.8	242.7	166.6	153.2
Customer demand programs	(22.7)	(26.2)	(16.9)	(19.0)
Solar rebates	(31.9)	(33.2)	(13.1)	(11.3)
Net operating loss carryforward	734.9	524.7	204.2	98.5
Other	(3.8)	(40.3)	(15.9)	(22.6)
Net noncurrent deferred income tax liability before valuation allowance	(1,138.9)	(1,074.3)	(1,131.9)	(1,016.9)
Valuation allowance	(19.9)	(15.4)	(0.7)	—
Net noncurrent deferred income tax liability	(1,158.8)	(1,089.7)	(1,132.6)	(1,016.9)
Net deferred income tax liability	$(1,158.8)	$(1,011.6)	$(1,132.6)	$(1,011.9)
(a) Reflects adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. See Note 1 to the consolidated financial statements under the heading New Accounting Standards for additional information.

	Great Plains Energy		KCP&L
December 31	2015	2014	2015	2014
	(millions)
Gross deferred income tax assets	$1,368.5	$1,227.0	$740.9	$624.8
Gross deferred income tax liabilities	(2,527.3)	(2,238.6)	(1,873.5)	(1,636.7)
Net deferred income tax liability	$(1,158.8)	$(1,011.6)	$(1,132.6)	$(1,011.9)
Tax Credit Carryforwards
At December 31, 2015 and 2014, Great Plains Energy had $169.2 million and $155.1 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2015 and 2014, KCP&L had $166.6 million and $153.2 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2035.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2015 and 2014, Great Plains Energy had $87.6 million of federal alternative minimum tax credit carryforwards, all of which was acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.

Net Operating Loss Carryforwards
At December 31, 2015 and 2014, Great Plains Energy had $656.1 million and $521.0 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $313.2 million at December 31, 2015 and 2014 are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $30.1 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $36.5 million originating in 2009, $4.1 million originating in 2010 and $109.7 million originating in 2011, $2.5 million originating in 2012, $2.3 million originating in 2013, $86.3 million originating in 2014 and $101.1 million originating in 2015.  The federal NOL carryforwards expire in years 2023 to 2035. The Company expects a portion of these NOLs to expire unutilized and has provided a valuation allowance against $0.9 million of federal tax benefits.
In addition, Great Plains Energy also had deferred tax benefits of $78.8 million and $65.9 million related to state NOLs as of December 31, 2015 and 2014, respectively.  Of these amounts, approximately $39.2 million and $40.7 million at December 31, 2015 and 2014, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $18.6 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $18.6 million of state tax benefits.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2015, $3.3 million of tax expense was recorded in continuing operations primarily related to state NOL carryforwards that the Company expects to expire unutilized due to the extension of bonus depreciation through 2019.
Uncertain Tax Positions
At December 31, 2015 and 2014, Great Plains Energy had $2.3 million and $2.6 million, respectively, of liabilities related to unrecognized tax benefits.  Of these amounts, $0.3 million at December 31, 2015 and 2014, respectively, is expected to impact the effective tax rate if recognized.
At December 31, 2013, Great Plains Energy had $9.8 million of liabilities related to unrecognized tax benefits of which $6.5 million was expected to impact the effective tax rate if recognized.  The $7.2 million decrease in unrecognized tax benefits is primarily due to a decrease of $6.1 million of unrecognized tax benefits were related to former GMO non-regulated operations.
The following table reflects activity for Great Plains Energy related to the liability for unrecognized tax benefits.

	Great Plains Energy
	2015	2014	2013
	(millions)
Beginning balance January 1	$2.6	$9.8	$21.4
Reductions for current year tax positions	(0.3)	(0.3)	(0.3)
Reductions for prior year tax positions	—	(6.9)	(10.5)
Statute expirations	—	—	(0.3)
Foreign currency translation adjustments	—	—	(0.5)
Ending balance December 31	$2.3	$2.6	$9.8
Great Plains Energy recognizes interest related to unrecognized tax benefits in interest expense and penalties in non-operating expenses.  At December 31, 2015, 2014 and 2013, amounts accrued for interest related to unrecognized tax benefits for Great Plains Energy were none, none and $3.2 million, respectively. At December 31, 2015, 2014 and 2013, amounts accrued for penalties with respect to unrecognized tax benefits for Great Plains Energy were none, none and $0.6 million, respectively. In 2015, 2014 and 2013, Great Plains Energy recognized a decrease of none, $3.2 million and $0.1 million, respectively, of interest expense related to unrecognized tax benefits.
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
22. SEGMENTS AND RELATED INFORMATION
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,502.2	$—	$—	$2,502.2
Depreciation and amortization	(330.4)	—	—	(330.4)
Interest (charges) income	(190.9)	(40.5)	32.1	(199.3)
Income tax expense	(120.8)	(1.9)	—	(122.7)
Net income (loss)	223.8	(10.8)	—	213.0

2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,568.2	$—	$—	$2,568.2
Depreciation and amortization	(306.0)	—	—	(306.0)
Interest (charges) income	(183.0)	(41.2)	35.7	(188.5)
Income tax (expense) benefit	(125.6)	9.9	—	(115.7)
Net income (loss)	243.5	(0.7)	—	242.8

2013	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,446.3	$—	$—	$2,446.3
Depreciation and amortization	(289.7)	—	—	(289.7)
Interest (charges) income	(190.5)	(55.5)	47.6	(198.4)
Income tax (expense) benefit	(135.4)	6.2	—	(129.2)
Net income (loss)	257.1	(6.9)	—	250.2

	Electric Utility	Other	Eliminations	Great Plains Energy
2015	(millions)
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures	677.1	—	—	677.1
2014
Assets	$10,727.7	$29.2	$(303.5)	$10,453.4
Capital expenditures	773.7	—	—	773.7
2013
Assets	$9,998.9	$101.1	$(329.8)	$9,770.2
Capital expenditures	669.0	—	—	669.0

23. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2015, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,809.1	$1,061.1	$667.7	$1,326.9	$470.0	$192.9
Accumulated depreciation	862.6	264.0	257.6	365.5	112.8	78.1
Nuclear fuel, net	68.3	—	—	—	—	—
Construction work in progress	74.3	38.4	3.3	20.5	35.2	2.9
2016 accredited capacity-MWs	549	699	627	641	NA	172

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,809.1	$1,061.1	$531.7	$1,015.1	$385.1
Accumulated depreciation	862.6	264.0	209.0	331.0	101.4
Nuclear fuel, net	68.3	—	—	—	—
Construction work in progress	74.3	38.4	1.2	8.6	8.6
2016 accredited capacity-MWs	549	699	499	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.

24. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2015	(millions, except per share amounts)
Operating revenue	$549.1	$609.0	$781.4	$562.7
Operating income	70.1	119.9	256.7	83.4
Net income	18.9	44.4	126.8	22.9
Basic and diluted earnings per common share	0.12	0.28	0.82	0.15
2014
Operating revenue	$585.1	$648.4	$782.5	$552.2
Operating income	77.9	124.2	263.2	69.2
Net income	23.8	52.1	147.4	19.5
Basic earnings per common share	0.15	0.34	0.96	0.12
Diluted earnings per common share	0.15	0.34	0.95	0.12

	Quarter
KCP&L	1st	2nd	3rd	4th
2015	(millions)
Operating revenue	$370.4	$417.4	$526.3	$399.7
Operating income	45.3	79.3	170.8	68.6
Net income	13.2	29.4	84.3	25.9
2014
Operating revenue	$391.0	$439.5	$533.4	$366.9
Operating income	47.5	78.2	177.2	47.2
Net income	17.2	34.8	94.5	15.9
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2015.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2015, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 24, 2016

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2015.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2015, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 24, 2016

ITEM 9B.  OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2016 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than March 26, 2016:

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
Great Plains Energy and KCP&L Code of Ethical Business Conduct
The Companies have adopted a Code of Ethical Business Conduct (Code), which applies to all directors, officers and employees of Great Plains Energy, KCP&L and their subsidiaries.  The Code is posted on the corporate governance page of the Internet websites at www.greatplainsenergy.com and www.kcpl.com.  A copy of the Code is available, without charge, upon written request to Corporate Secretary, Great Plains Energy Incorporated, 1200 Main St., Kansas City, Missouri 64105.  Great Plains Energy and KCP&L intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of the Code that applies to the principal executive officer, principal financial officer, principal accounting officer or controller of those companies by posting such information on the corporate governance page of the Internet websites.
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
The following table provides information, as of December 31, 2015, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	724,425 (1)	$— (2)	4,688,293
Equity compensation plans not approved by security holders	—	—	—
Total	724,425 (1)	$— (2)	4,688,293

(1)	Includes 609,010 performance shares at target performance levels and director deferred share units for 115,415 shares of Great Plains Energy common stock outstanding at December 31, 2015.

(2)	The performance shares and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Great Plains Energy
The information required by this item contained in the sections titled “Director Independence” and “Related Party Transactions” of the Proxy Statement is incorporated by reference.
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
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2015 and 2014 and for other services rendered during 2015 and 2014 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2015	2014
Audit Fees	$1,201,819	$1,187,640
Audit-Related Fees	20,000	20,170
Tax Fees	5,751	—
All Other Fees	8,802	—
Total Fees	$1,236,372	$1,207,810
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Great Plains Energy		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	50

b.	Consolidated Balance Sheets - December 31, 2015 and 2014	51

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	53

d.	Consolidated Statements of Common Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013	54

e.	Notes to Consolidated Financial Statements	60

f.	Report of Independent Registered Public Accounting Firm	48

KCP&L

g.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	55

h.	Consolidated Balance Sheets - December 31, 2015 and 2014	56

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	58

j.	Consolidated Statements of Common Shareholder's Equity for the years ended December 31, 2015, 2014 and 2013	59

k.	Notes to Consolidated Financial Statements	60

l.	Report of Independent Registered Public Accounting Firm	49

Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	131

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	134

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	135

Exhibits

Exhibit Number		Description of Document	Registrant

3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective May 6, 2014 (Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy

3.2	*	Amended and Restated By-laws of Great Plains Energy Incorporated, as amended December 10, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy

3.3	*	Amended and Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of May 6, 2014 (Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2014).	KCP&L

3.4	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 10, 2013 (Exhibit 3.3 to Form 8-K filed on December 16, 2013).	KCP&L

4.1	*	Indenture, dated as of June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.2	*	First Supplemental Indenture, dated as of June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.3	*
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
Supplemental Indenture No. 5, dated as of August 18, 2015, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on August 18, 2015).

Great Plains Energy KCP&L

4.29	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2012 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2015 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.8	*+	Form of 2012 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.9	*+	Form of 2012 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012).	Great Plains Energy KCP&L

10.10	*+	Form of 2013 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.11	*+	Form of 2013 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.12	*+	Form of 2014 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.13	*+	Form of 2014 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.14	*+	Form of 2015 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.15	*+	Form of 2015 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.16	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy

10.17	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2015 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2015).

Great Plains Energy KCP&L

10.18	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L

10.19	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L

10.20	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L

10.21	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.22	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy KCP&L

10.23	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).

Great Plains Energy KCP&L

10.24	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.25	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008

Great Plains Energy KCP&L

10.26	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009 (Exhibit 10.1.27 to Form 10-K for the year ended December 31, 2009).

Great Plains Energy KCP&L

10.27	*+
Amendment dated October 28, 2014, to the Great Plains Energy Incorporated Supplemental Executive Retirement Plan as amended and restated on December 8, 2009 (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014).

Great Plains Energy KCP&L

10.28	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.29	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.30	*+
Retirement Agreement, dated as of May 22, 2012 between Great Plains Energy Incorporated, Kansas City Power & Light Company, KCP&L Greater Missouri Operations Company and Michael J. Chesser (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy KCP&L

10.31	*
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
Great Plains Energy KCP&L

10.32	*
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
Great Plains Energy

10.33	*
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
Great Plains Energy

10.34	*
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
Great Plains Energy

10.35	*
First Extension Agreement and Waiver, dated as of December 17, 2014, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.37 to Form 10-K for the year ended December 31, 2014).
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
First Extension Agreement and Waiver, dated as of December 17, 2014, among Kansas City Power & Light Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.41 to Form 10-K for the year ended December 31, 2014).
Great Plains Energy KCP&L

10.40	*
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
Great Plains Energy

10.41	*
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
Great Plains Energy

10.42	*
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
Great Plains Energy

10.43	*
First Extension Agreement and Waiver, dated as of December 17, 2014, among KCP&L Greater Missouri Operations Company, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and MUFG Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, Swing Line Lender and an Issuer, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and MUFG Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.45 to Form 10-K for the year ended December 31, 2014).
Great Plains Energy

10.44	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.45	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.46	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.47	*
Purchase and Sale Agreement, dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.48	*
Receivables Sale Agreement, dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.49	*
Amendment No. 1, dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).
Great Plains Energy KCP&L

10.50	*
Amendment No. 2, dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.51	*
Amendment, dated as of July 9, 2009, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).
Great Plains Energy KCP&L

10.52	*
Amendment and Waiver, dated as of September 25, 2009, to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).
Great Plains Energy KCP&L

10.53	*
Amendment, dated as of May 5, 2010, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.54	*
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
Great Plains Energy KCP&L

10.55	*
Amendment, dated as of September 9, 2011, to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
Great Plains Energy KCP&L

10.56	*
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
Great Plains Energy KCP&L

10.57	*
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
Great Plains Energy KCP&L

10.58	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.59	*
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
Great Plains Energy

10.61	*
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Comprehensive Income of Parent Company

Year Ended December 31	2015	2014	2013
Operating Expenses	(millions, except per share amounts)
General and administrative	$0.9	$1.1	$1.0
General taxes	0.2	0.4	0.6
Total	1.1	1.5	1.6
Operating loss	(1.1)	(1.5)	(1.6)
Equity in earnings from subsidiaries	220.9	251.1	256.5
Non-operating income	29.7	33.1	45.8
Interest charges	(40.3)	(44.3)	(54.7)
Income before income taxes	209.2	238.4	246.0
Income tax benefit	3.8	4.4	4.2
Net income	213.0	242.8	250.2
Preferred stock dividend requirements	1.6	1.6	1.6
Earnings available for common shareholders	$211.4	$241.2	$248.6

Average number of basic common shares outstanding	154.2	153.9	153.5
Average number of diluted common shares outstanding	154.8	154.1	153.7

Basic and diluted earnings per common share	$1.37	$1.57	$1.62
Comprehensive Income
Net income	$213.0	$242.8	$250.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses	0.5	4.4	9.9
Income tax expense	(0.1)	(1.7)	(3.9)
Net reclassification to expenses	0.4	2.7	6.0
Derivative hedging activity, net of tax	0.4	2.7	6.0
Other comprehensive income from subsidiaries, net of tax	6.3	3.9	7.1
Total other comprehensive income	6.7	6.6	13.1
Comprehensive income	$219.7	$249.4	$263.3
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2015	2014
ASSETS	(millions, except share amounts)
Current Assets
Accounts receivable from subsidiaries	$4.1	$4.0
Notes receivable from subsidiaries	2.0	0.6
Money pool receivable	3.7	3.3
Other	0.4	1.0
Total	10.2	8.9
Investments and Other Assets
Investment in KCP&L	2,433.1	2,275.0
Investment in other subsidiaries	1,385.9	1,465.9
Note receivable from subsidiaries	634.9	634.9
Deferred income taxes	34.8	32.8
Other	1.6	2.0
Total	4,490.3	4,410.6
Total	$4,500.5	$4,419.5

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$10.0	$4.0
Accounts payable to subsidiaries	31.7	30.4
Accrued taxes	4.5	4.3
Accrued interest	4.1	4.1
Other	9.5	2.2
Total	59.8	45.0
Deferred Credits and Other Liabilities	7.1	11.4
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value
154,504,900 and 154,254,037 shares issued, stated value	2,646.7	2,639.3
Retained earnings	1,024.4	967.8
Treasury stock - 101,229 and 91,281 shares, at cost	(2.6)	(2.3)
Accumulated other comprehensive loss	(12.0)	(18.7)
Total	3,656.5	3,586.1
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt	738.1	738.0
Total	4,433.6	4,363.1
Commitments and Contingencies
Total	$4,500.5	$4,419.5
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2015	2014	2013
Cash Flows from Operating Activities	(millions)
Net income	$213.0	$242.8	$250.2
Adjustments to reconcile income to net cash from operating activities:
Amortization	0.8	4.8	10.6
Deferred income taxes, net	(1.7)	(1.4)	(10.5)
Equity in earnings from subsidiaries	(220.9)	(251.1)	(256.5)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(0.1)	(3.8)	(0.1)
Taxes receivable	—	0.2	(0.2)
Accounts payable to subsidiaries	1.3	(3.2)	(0.5)
Other accounts payable	—	—	0.1
Accrued taxes	0.3	4.3	(0.1)
Accrued interest	—	(0.1)	(2.6)
Cash dividends from subsidiaries	157.0	144.0	140.0
Uncertain tax positions	—	(2.9)	7.3
Other	8.7	11.8	6.8
Net cash from operating activities	158.4	145.4	144.5
Cash Flows from Investing Activities
Intercompany lending	(1.4)	—	248.7
Net money pool lending	(0.4)	6.1	(5.4)
Investment in subsidiary	(7.8)	(3.6)	(0.5)
Net cash from investing activities	(9.6)	2.5	242.8
Cash Flows from Financing Activities
Issuance of common stock	3.0	4.8	4.9
Issuance fees	—	(0.1)	(0.4)
Repayment of long-term debt	—	—	(250.0)
Net change in short-term borrowings	6.0	(5.0)	(3.0)
Dividends paid	(155.5)	(145.6)	(137.3)
Other financing activities	(2.3)	(2.0)	(1.5)
Net cash from financing activities	(148.8)	(147.9)	(387.3)
Net Change in Cash and Cash Equivalents	—	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$—	$—	$—
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

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2015	(millions)
Allowance for uncollectible accounts	$2.8	$10.5	$8.7	(a)	$18.2	(b)	$3.8
Legal reserves	4.7	2.6	—		1.4	(c)	5.9
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	16.6	4.9	—		1.6	(d)	19.9
Year Ended December 31, 2014
Allowance for uncollectible accounts	$2.5	$11.4	$8.5	(a)	$19.6	(b)	$2.8
Legal reserves	4.6	2.7	—		2.6	(c)	4.7
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	20.7	0.5	—		4.6	(d)	16.6
Year Ended December 31, 2013
Allowance for uncollectible accounts	$6.9	$12.3	$7.6	(a)	$24.3	(b)	$2.5
Legal reserves	4.6	2.7	—		2.7	(c)	4.6
Environmental reserves	2.3	—	—		0.6		1.7
Tax valuation allowance	23.8	0.1	—		3.2	(d)	20.7
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2015, 2014 and 2013

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2015	(millions)
Allowance for uncollectible accounts	$1.2	$7.1	$5.8	(a)	$12.3	(b)	$1.8
Legal reserves	2.9	2.6	—		0.2	(c)	5.3
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	—	0.7	—		—		0.7
Year Ended December 31, 2014
Allowance for uncollectible accounts	$1.1	$7.6	$5.5	(a)	$13.0	(b)	$1.2
Legal reserves	2.9	2.3	—		2.3	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
Year Ended December 31, 2013
Allowance for uncollectible accounts	$1.5	$8.0	$5.0	(a)	$13.4	(b)	$1.1
Legal reserves	2.9	0.9	—		0.9	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 24, 2016	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 24, 2016
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Business Planning and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 24, 2016	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 24, 2016
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Business Planning and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
John J. Sherman*	Director	)
)
Linda H. Talbott*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*