Form 10-Q
period 2016-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2016-05-05
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

On May 2, 2016, Great Plains Energy Incorporated had 154,716,914 shares of common stock outstanding.  On May 2, 2016, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2015 Form 10-K for each of Great Plains Energy and KCP&L.

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
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2015 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ASU	Accounting Standards Update
Board	Great Plains Energy Board of Directors
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$7.8	$11.3
Funds on deposit	3.8	2.1
Receivables, net	108.1	147.7
Accounts receivable pledged as collateral	175.0	175.0
Fuel inventories, at average cost	112.1	118.4
Materials and supplies, at average cost	157.8	155.7
Deferred refueling outage costs	14.3	19.2
Refundable income taxes	1.1	3.8
Prepaid expenses and other assets	31.1	31.0
Total	611.1	664.2
Utility Plant, at Original Cost
Electric	13,260.0	13,189.9
Less - accumulated depreciation	5,003.7	4,943.7
Net utility plant in service	8,256.3	8,246.2
Construction work in progress	377.0	347.9
Nuclear fuel, net of amortization of $200.8 and $192.5	61.3	68.3
Total	8,694.6	8,662.4
Investments and Other Assets
Nuclear decommissioning trust fund	204.8	200.7
Regulatory assets	992.9	979.1
Goodwill	169.0	169.0
Other	70.7	63.2
Total	1,437.4	1,412.0
Total	$10,743.1	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$15.0	$10.0
Collateralized note payable	175.0	175.0
Commercial paper	288.3	224.0
Current maturities of long-term debt	1.1	1.1
Accounts payable	220.9	352.9
Accrued taxes	66.7	31.6
Accrued interest	59.1	44.7
Accrued compensation and benefits	41.0	41.4
Pension and post-retirement liability	3.4	3.4
Other	28.8	31.6
Total	899.3	915.7
Deferred Credits and Other Liabilities
Deferred income taxes	1,171.7	1,158.8
Deferred tax credits	124.7	125.1
Asset retirement obligations	276.4	275.9
Pension and post-retirement liability	465.2	455.2
Regulatory liabilities	294.2	284.4
Other	77.3	82.9
Total	2,409.5	2,382.3
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value 154,841,256 and 154,504,900 shares issued, stated value	2,655.6	2,646.7
Retained earnings	1,009.6	1,024.4
Treasury stock - 130,310 and 101,229 shares, at cost	(3.8)	(2.6)
Accumulated other comprehensive loss	(10.5)	(12.0)
Total	3,650.9	3,656.5
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 9)	3,744.4	3,745.1
Total	7,434.3	7,440.6
Commitments and Contingencies (Note 10)
Total	$10,743.1	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2016	2015
Operating Revenues	(millions, except per share amounts)
Electric revenues	$572.1	$549.1
Operating Expenses
Fuel	90.6	107.6
Purchased power	45.0	45.4
Transmission	23.5	20.9
Utility operating and maintenance expenses	179.4	171.5
Depreciation and amortization	85.2	79.8
General taxes	56.3	52.7
Other	2.2	1.1
Total	482.2	479.0
Operating income	89.9	70.1
Non-operating income	2.1	6.0
Non-operating expenses	(3.4)	(3.7)
Interest charges	(51.2)	(47.3)
Income before income tax expense and income from equity investments	37.4	25.1
Income tax expense	(11.7)	(6.5)
Income from equity investments, net of income taxes	0.7	0.3
Net income	26.4	18.9
Preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$26.0	$18.5

Average number of basic common shares outstanding	154.4	154.0
Average number of diluted common shares outstanding	155.0	154.4

Basic and diluted earnings per common share	$0.17	$0.12

Cash dividends per common share	$0.2625	$0.245
Comprehensive Income
Net income	$26.4	$18.9
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4
Derivative hedging activity, net of tax	1.4	1.4
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.1
Change in unrecognized pension expense, net of tax	0.1	0.1
Total other comprehensive income	1.5	1.5
Comprehensive income	$27.9	$20.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$26.4	$18.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	85.2	79.8
Amortization of:
Nuclear fuel	8.3	4.9
Other	12.8	12.4
Deferred income taxes, net	12.0	6.5
Investment tax credit amortization	(0.4)	(0.4)
Income from equity investments, net of income taxes	(0.7)	(0.3)
Other operating activities (Note 2)	(16.3)	(22.4)
Net cash from operating activities	127.3	99.4
Cash Flows from Investing Activities
Utility capital expenditures	(133.6)	(217.9)
Allowance for borrowed funds used during construction	(1.4)	(2.7)
Purchases of nuclear decommissioning trust investments	(10.5)	(11.8)
Proceeds from nuclear decommissioning trust investments	9.7	11.0
Other investing activities	(17.9)	(9.1)
Net cash from investing activities	(153.7)	(230.5)
Cash Flows from Financing Activities
Issuance of common stock	0.7	0.8
Issuance fees	(0.2)	—
Repayment of long-term debt	(1.1)	(15.1)
Net change in short-term borrowings	69.3	183.7
Dividends paid	(40.9)	(38.2)
Purchase of treasury stock	(4.9)	(1.4)
Other financing activities	—	0.5
Net cash from financing activities	22.9	130.3
Net Change in Cash and Cash Equivalents	(3.5)	(0.8)
Cash and Cash Equivalents at Beginning of Year	11.3	13.0
Cash and Cash Equivalents at End of Period	$7.8	$12.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2016		2015
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,504,900	$2,646.7	154,254,037	$2,639.3
Issuance of common stock	336,356	10.0	122,420	3.2
Equity compensation expense, net of forfeitures		0.8		0.3
Unearned Compensation
Issuance of restricted common stock		(2.8)		(2.0)
Compensation expense recognized		0.6		0.5
Other		0.3		—
Ending balance	154,841,256	2,655.6	154,376,457	2,641.3
Retained Earnings
Beginning balance		1,024.4		967.8
Net income		26.4		18.9
Dividends:
Common stock ($0.2625 and $0.245 per share)		(40.5)		(37.8)
Preferred stock - at required rates		(0.4)		(0.4)
Performance shares		(0.3)		(0.2)
Ending balance		1,009.6		948.3
Treasury Stock
Beginning balance	(101,229)	(2.6)	(91,281)	(2.3)
Treasury shares acquired	(134,484)	(4.0)	(50,899)	(1.3)
Treasury shares reissued	105,403	2.8	47,085	1.2
Ending balance	(130,310)	(3.8)	(95,095)	(2.4)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(12.0)		(18.7)
Derivative hedging activity, net of tax		1.4		1.4
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(10.5)		(17.2)
Total Great Plains Energy Common Shareholders' Equity		$3,650.9		$3,570.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.5	$2.3
Funds on deposit	1.4	0.5
Receivables, net	101.2	129.2
Related party receivables	57.4	65.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	78.6	83.5
Materials and supplies, at average cost	116.6	114.6
Deferred refueling outage costs	14.3	19.2
Refundable income taxes	0.9	79.0
Prepaid expenses and other assets	28.0	27.1
Total	510.9	631.2
Utility Plant, at Original Cost
Electric	9,686.2	9,640.4
Less - accumulated depreciation	3,772.1	3,722.6
Net utility plant in service	5,914.1	5,917.8
Construction work in progress	264.7	246.6
Nuclear fuel, net of amortization of $200.8 and $192.5	61.3	68.3
Total	6,240.1	6,232.7
Investments and Other Assets
Nuclear decommissioning trust fund	204.8	200.7
Regulatory assets	742.8	732.4
Other	19.3	17.6
Total	966.9	950.7
Total	$7,717.9	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	85.8	180.3
Accounts payable	175.9	258.8
Accrued taxes	49.5	25.6
Accrued interest	42.3	32.4
Accrued compensation and benefits	41.0	41.4
Pension and post-retirement liability	2.0	2.0
Other	11.7	12.6
Total	518.2	663.1
Deferred Credits and Other Liabilities
Deferred income taxes	1,143.8	1,132.6
Deferred tax credits	123.6	123.8
Asset retirement obligations	239.5	239.3
Pension and post-retirement liability	443.5	433.4
Regulatory liabilities	165.8	164.6
Other	61.0	61.6
Total	2,177.2	2,155.3
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	904.2	879.6
Accumulated other comprehensive loss	(8.2)	(9.6)
Total	2,459.1	2,433.1
Long-term debt (Note 9)	2,563.4	2,563.1
Total	5,022.5	4,996.2
Commitments and Contingencies (Note 10)
Total	$7,717.9	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2016	2015
Operating Revenues	(millions)
Electric revenues	$400.9	$370.4
Operating Expenses
Fuel	61.5	74.8
Purchased power	24.8	21.9
Transmission	15.4	13.4
Operating and maintenance expenses	123.7	118.3
Depreciation and amortization	61.1	56.5
General taxes	43.6	40.2
Other	0.2	—
Total	330.3	325.1
Operating income	70.6	45.3
Non-operating income	1.3	4.4
Non-operating expenses	(1.3)	(1.7)
Interest charges	(35.3)	(31.5)
Income before income tax expense	35.3	16.5
Income tax expense	(10.7)	(3.3)
Net income	$24.6	$13.2
Comprehensive Income
Net income	$24.6	$13.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4
Derivative hedging activity, net of tax	1.4	1.4
Total other comprehensive income	1.4	1.4
Comprehensive income	$26.0	$14.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$24.6	$13.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	61.1	56.5
Amortization of:
Nuclear fuel	8.3	4.9
Other	8.4	7.4
Deferred income taxes, net	10.4	10.3
Investment tax credit amortization	(0.2)	(0.2)
Other operating activities (Note 2)	75.8	60.2
Net cash from operating activities	188.4	152.3
Cash Flows from Investing Activities
Utility capital expenditures	(83.2)	(181.8)
Allowance for borrowed funds used during construction	(0.9)	(2.1)
Purchases of nuclear decommissioning trust investments	(10.5)	(11.8)
Proceeds from nuclear decommissioning trust investments	9.7	11.0
Other investing activities	(8.6)	(6.6)
Net cash from investing activities	(93.5)	(191.3)
Cash Flows from Financing Activities
Issuance fees	(0.2)	—
Repayment of long-term debt	—	(14.0)
Net change in short-term borrowings	(94.5)	65.7
Net money pool borrowings	—	(12.6)
Net cash from financing activities	(94.7)	39.1
Net Change in Cash and Cash Equivalents	0.2	0.1
Cash and Cash Equivalents at Beginning of Year	2.3	2.7
Cash and Cash Equivalents at End of Period	$2.5	$2.8
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2016		2015
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		879.6		726.8
Net income		24.6		13.2
Ending balance		904.2		740.0
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(9.6)		(14.9)
Derivative hedging activity, net of tax		1.4		1.4
Ending balance		(8.2)		(13.5)
Total Common Shareholder's Equity		$2,459.1		$2,289.6
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2016	2015
Income	(millions, except per share amounts)
Net income	$26.4	$18.9
Less: preferred stock dividend requirements	0.4	0.4
Earnings available for common shareholders	$26.0	$18.5
Common Shares Outstanding
Average number of common shares outstanding	154.4	154.0
Add: effect of dilutive securities	0.6	0.4
Diluted average number of common shares outstanding	155.0	154.4
Basic and diluted EPS	$0.17	$0.12
Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

Three Months Ended March 31	2016	2015
Performance shares	372,093	—
Dividends Declared
In May 2016, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.2625 per share on Great Plains Energy's common stock.  The common dividend is payable June 20, 2016, to shareholders of record as of May 27, 2016.  The Board also declared regular dividends on Great Plains Energy's preferred stock, payable September 1, 2016, to shareholders of record as of August 11, 2016.

In May 2016, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $22 million payable on June 17, 2016.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies are evaluating the effect that ASU No. 2014-09 will have on their consolidated financial statements and related disclosures and have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, and is required to be applied using a modified retrospective approach.  The Companies are evaluating the effect that ASU No. 2016-02 will have on their consolidated financial statements and related disclosures and have not yet determined the effect of the standard on their ongoing financial reporting.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Companies are evaluating the effect that ASU No. 2016-09 will have on their consolidated financial statements and related disclosures and have not yet selected a transition method nor have they determined the effect of the standard on their ongoing financial reporting.
2. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$39.7	$17.8
Fuel inventories	6.3	(12.1)
Materials and supplies	(2.1)	1.0
Accounts payable	(120.4)	(88.0)
Accrued taxes	38.0	34.5
Accrued interest	14.4	16.6
Deferred refueling outage costs	4.9	(15.6)
Pension and post-retirement benefit obligations	23.7	16.0
Allowance for equity funds used during construction	(0.9)	(3.3)
Fuel recovery mechanisms	(4.6)	8.7
Other	(15.3)	2.0
Total other operating activities	$(16.3)	$(22.4)
Cash paid during the period:
Interest	$33.3	$27.4
Income taxes	$0.1	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$24.7	$38.7

KCP&L Other Operating Activities
Three Months Ended March 31	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$36.5	$29.7
Fuel inventories	4.9	(11.6)
Materials and supplies	(2.0)	0.9
Accounts payable	(75.5)	(43.3)
Accrued taxes	102.2	73.3
Accrued interest	9.9	12.1
Deferred refueling outage costs	4.9	(15.6)
Pension and post-retirement benefit obligations	23.9	16.2
Allowance for equity funds used during construction	(0.6)	(2.7)
Fuel recovery mechanisms	(14.3)	(2.2)
Other	(14.1)	3.4
Total other operating activities	$75.8	$60.2
Cash paid during the period:
Interest	$22.2	$16.4
Non-cash investing activities:
Liabilities accrued for capital expenditures	$16.5	$34.8

3. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31
	2016	2015
Great Plains Energy	(millions)
Customer accounts receivable - billed	$2.1	$3.4
Customer accounts receivable - unbilled	45.2	71.6
Allowance for doubtful accounts - customer accounts receivable	(4.5)	(3.8)
Other receivables	65.3	76.5
Total	$108.1	$147.7
KCP&L
Customer accounts receivable - billed	$1.2	$2.8
Customer accounts receivable - unbilled	41.4	58.8
Allowance for doubtful accounts - customer accounts receivable	(2.0)	(1.8)
Other receivables	60.6	69.4
Total	$101.2	$129.2
Great Plains Energy's and KCP&L's other receivables at March 31, 2016, and December 31, 2015, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2016, and December 31, 2015, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $175.0 million. At March 31, 2016, and December 31, 2015, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2016 and allows for $110 million in aggregate outstanding principal amount at any time.  GMO's agreement expires in September 2016 and allows for $65 million in aggregate outstanding principal from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.
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
Spent Nuclear Fuel and High-Level Radioactive Waste
Under the Nuclear Waste Policy Act of 1982, the Department of Energy (DOE) is responsible for the permanent disposal of spent nuclear fuel.  Wolf Creek historically paid the DOE a quarterly fee of one-tenth of a cent for each kWh of net nuclear generation delivered and sold for the future disposal of spent nuclear fuel. In May 2014, this fee was set to zero.

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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	March 31 2016	December 31 2015
Decommissioning Trust	(millions)
Beginning balance January 1	$200.7	$199.0
Contributions	0.8	3.3
Earned income, net of fees	1.1	3.4
Net realized gains	—	0.7
Net unrealized gains (losses)	2.2	(5.7)
Ending balance	$204.8	$200.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31, 2016				December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$90.9	$48.8	$(2.6)	$137.1	$89.6	$47.9	$(2.1)	$135.4
Debt securities	61.4	4.0	(0.1)	65.3	59.6	2.6	(0.5)	61.7
Other	2.4	—	—	2.4	3.6	—	—	3.6
Total	$154.7	$52.8	$(2.7)	$204.8	$152.8	$50.5	$(2.6)	$200.7
The weighted average maturity of debt securities held by the trust at March 31, 2016, was approximately 7 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2016	2015
	(millions)
Realized gains	$0.7	$1.4
Realized losses	(0.7)	(0.6)

5. REGULATORY MATTERS
GMO Missouri 2016 Rate Case Proceedings
In February 2016, GMO filed an application with the Public Service Commission of the State of Missouri (MPSC) to request an increase to its retail revenues of $59.3 million, with a return on equity of 9.9% and a rate-making equity ratio of 54.83%. The request included recovery of increased transmission and property tax expenses as well as costs for infrastructure and system improvements made to be able to provide reliable electric service. Testimony from MPSC staff and other parties regarding the case is expected in July 2016, with an evidentiary hearing to occur in September 2016. New rates are expected to be effective in December 2016.
KCP&L Kansas 2015 Rate Case Proceedings
In September 2015, the State Corporation Commission of the State of Kansas (KCC) issued an order for KCP&L authorizing an increase in annual revenues of $48.7 million, a return on equity of 9.3% and a rate-making equity ratio of 50.48%. KCP&L filed a Petition for Judicial Review with the Court of Appeals of Kansas in November 2015 regarding various issues, which was denied in March 2016. The rates established by the order took effect on October 1, 2015.
KCP&L Missouri 2015 Rate Case Proceedings
In September 2015, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $89.7 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 50.09%. The MPSC also approved KCP&L’s request to implement a Fuel Adjustment Clause (FAC). The rates established by the order took effect on September 29, 2015, and are effective unless and until modified by the MPSC or stayed by a court. Notices of Appeal of the September 2015 MPSC order were filed with the Missouri Court of Appeals, Western District, by KCP&L in October 2015 and by Midwest Energy Consumers' Group in November 2015 regarding various issues.
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

	Pension Benefits		Other Benefits
Three Months Ended March 31	2016	2015	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$11.3	$0.7	$0.8
Interest cost	13.2	12.6	1.5	1.7
Expected return on plan assets	(12.3)	(12.9)	(0.8)	(0.7)
Prior service cost	0.2	0.2	0.3	0.8
Recognized net actuarial (gain)/loss	13.0	12.8	(0.4)	—
Net periodic benefit costs before regulatory adjustment	24.6	24.0	1.3	2.6
Regulatory adjustment	(1.0)	(3.2)	1.5	1.4
Net periodic benefit costs	$23.6	$20.8	$2.8	$4.0
For the three months ended March 31, 2016, Great Plains Energy contributed $1.6 million to the pension plans and expects to contribute an additional $68.1 million in 2016 to satisfy the minimum Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2016, Great Plains Energy expects to make contributions of $5.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2016	2015
Great Plains Energy	(millions)
Equity compensation expense	$3.7	$(0.2)
Income tax benefit	1.5	—
KCP&L
Equity compensation expense	$2.5	$(0.1)
Income tax benefit	1.0	—

Performance Shares
Performance share activity for the three months ended March 31, 2016, is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2016	609,010	$25.60
Granted	225,204	31.41
Earned	(306,953)	24.22
Performance adjustment	99,553	24.16
Ending balance March 31, 2016	626,814	28.13
* weighted-average
At March 31, 2016, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted was $31.41 and $24.06 for the three months ended March 31, 2016, and 2015, respectively. At March 31, 2016, there was $11.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $7.4 million and $0.5 million for the three months ended March 31, 2016, and 2015, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2016, inputs for expected volatility, dividend yield and risk-free rates ranged were 18%, 3.61% and 0.94%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2016, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2016	231,508	$24.78
Granted and issued	95,218	29.42
Vested	(69,219)	22.59
Ending balance March 31, 2016	257,507	27.09
* weighted-average
At March 31, 2016, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted was $29.42 and $26.18 for the three months ended March 31, 2016, and 2015, respectively.  At March 31, 2016, there was $4.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $1.6 million and $1.9 million for the three months ended March 31, 2016, and 2015, respectively.

8. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2016, Great Plains Energy was in compliance with this covenant.  At March 31, 2016, Great Plains Energy had $15.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.97% and had issued $0.2 million in letters of credit under the credit facility.  At December 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued $0.2 million letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2016, KCP&L was in compliance with this covenant.  At March 31, 2016, KCP&L had $85.8 million of commercial paper outstanding at a weighted-average interest rate of 0.71%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, KCP&L had $180.3 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2016, GMO was in compliance with this covenant.  At March 31, 2016, GMO had $202.5 million of commercial paper outstanding at a weighted-average interest rate of 0.71%, had issued letters of credit totaling $2.2 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, GMO had $43.7 million commercial paper outstanding at a weighted-average interest rate of 0.65%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.

9. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2016	2015
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.17% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Unamortized discount and debt issuance costs		(17.0)	(17.3)
Total KCP&L excluding current maturities(d)		2,563.4	2,563.1
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2017-2021	5.7	6.8
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(2.0)	(2.1)
Total Great Plains Energy excluding current maturities(d)		$3,744.4	$3,745.1

(a)	Weighted-average interest rates at March 31, 2016

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At March 31, 2016, and December 31, 2015, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

10. COMMITMENTS AND CONTINGENCIES
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
Clean Air Act and Climate Change Overview
The Clean Air Act Amendments of 1990 (Clean Air Act) and associated regulations enacted by the Environmental Protection Agency (EPA) form a comprehensive program to preserve and enhance air quality.  States are required to establish regulations and programs to address all requirements of the Clean Air Act and have the flexibility to enact more stringent requirements.  All of Great Plains Energy's and KCP&L's generating facilities, and certain of their other facilities, are subject to the Clean Air Act.
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. KCP&L’s and GMO’s affected coal-fired units currently comply with the rule. Estimated capital costs to comply with the MATS Rule are included in the estimated capital expenditures table above.
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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 21 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries and will be legally binding 30 days after at least 55 countries representing at least 55% of global greenhouse gas emissions have joined it through ratification. The Paris Agreement did not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. Other international agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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
Remediation
Certain federal and state laws, including the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), hold current and previous owners or operators of contaminated facilities and persons who arranged for the disposal or treatment of hazardous substances liable for the cost of investigation and cleanup.  CERCLA and other laws also authorize the EPA and other agencies to issue orders compelling potentially responsible parties to clean up sites that are determined to present an actual or potential threat to human health or the environment.  GMO retains some environmental liability for several operations and investments it no longer owns.  In addition, GMO also owns, or has acquired liabilities from companies that once owned or operated, former manufactured gas plant (MGP) sites, which are subject to the supervision of the EPA and various state environmental agencies.
At March 31, 2016, and December 31, 2015, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2016, and December 31, 2015, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
11. LEGAL PROCEEDINGS
GMO Western Energy Crisis
In response to complaints of excessive prices in the California energy markets, The Federal Energy Regulatory Commission (FERC) issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  Because MPS Merchant was a net purchaser of power during the refund period, it has received approximately $8 million in refunds through settlements with certain sellers of power.  MPS Merchant estimates that it is entitled to approximately $12 million in additional refunds under the standards FERC has used in this case once a comprehensive resettlement of those markets occurs, as required by FERC.  FERC has stated that interest will be applied to the refunds but the amount of interest has not yet been determined.
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
12. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $47.2 million and $46.0 million, respectively, for the three months ended March 31, 2016 and 2015.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At March 31, 2016, and December 31, 2015, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	March 31	December 31
	2016	2015
	(millions)
Net receivable from GMO	$39.7	$50.0
Net receivable from Great Plains Energy	17.7	15.8
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At

March 31, 2016, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net receivables and payables with each respective counterparty.
Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to market price fluctuations for wholesale power. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in KCP&L's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At March 31, 2016, GMO had financial contracts in place to hedge approximately 61%, 35% and 11% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2016, 2017 and 2018, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in GMO's fuel recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	March 31		December 31
	2016		2015
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Non-hedging derivatives
Futures contracts	$30.9	$(5.3)	$26.6	$(5.7)
Forward contracts	13.2	2.9	15.6	3.1
Transmission congestion rights	2.3	(0.2)	5.6	(0.5)
KCP&L
Non-hedging derivatives
Futures contracts	$1.5	$(0.2)	$0.9	$(0.1)
Transmission congestion rights	1.7	(0.1)	4.1	(0.4)
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$3.4	$6.0

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$3.3	$6.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
March 31, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$0.2	$0.5

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$0.2	$0.7

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
March 31, 2016	(millions)
Derivative assets	$3.4	$(0.5)	$2.9	$—	$—	$2.9
Derivative liabilities	6.0	(5.8)	0.2	—	—	0.2
December 31, 2015
Derivative assets	$3.3	$(0.2)	$3.1	$—	$—	$3.1
Derivative liabilities	6.4	(5.9)	0.5	—	—	0.5

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
March 31, 2016	(millions)
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.5	(0.4)	0.1	—	—	0.1
December 31, 2015
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.7	(0.3)	0.4	—	—	0.4
At March 31, 2016, and December 31, 2015, Great Plains Energy offset $5.4 million and $5.7 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 15 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at March 31, 2016, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at March 31, 2016, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of commodity contract derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Derivatives Not Designated as Hedging Instruments
Three Months Ended March 31	2016	2015
Location of Loss	(millions)
Electric revenues	$(0.4)	$(5.2)
Fuel	(1.9)	(0.5)
Purchased power	(0.2)	(0.1)
Regulatory asset	(6.2)	(6.3)
Total	$(8.7)	$(12.1)

KCP&L
	Derivatives Not Designated as Hedging Instruments
Three Months Ended March 31	2016	2015
Location of Gain (Loss)	(millions)
Electric revenues	$(0.4)	$(5.2)
Fuel	0.4	0.2
Regulatory asset	(0.2)	(1.4)
Total	$(0.2)	$(6.4)

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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At March 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.1 billion, respectively. At December 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At March 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	March 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$137.1	$137.1	$—	$—
Debt securities
U.S. Treasury	29.2	29.2	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	30.8	—	30.8	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	2.4	2.4	—	—
Total nuclear decommissioning trust	204.8	168.7	36.1	—
Self-insured health plan trust (b)
Equity securities	0.8	0.8	—	—
Debt securities	5.1	—	5.1	—
Cash and cash equivalents	8.6	8.6	—	—
Total self-insured health plan trust	14.5	9.4	5.1	—
Derivative instruments (c)	0.2	—	—	0.2
Total	$219.5	$178.1	$41.2	$0.2
Liabilities
Derivative instruments (c)	0.5	0.2	—	0.3
Total	$0.5	$0.2	$—	$0.3
Other Great Plains Energy
Assets
Derivative instruments (c)	$3.2	$0.3	$2.6	$0.3
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$3.3	$0.4	$2.6	$0.3
Liabilities
Derivative instruments (c)	5.5	5.4	—	0.1
Total	$5.5	$5.4	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$204.8	$168.7	$36.1	$—
Self-insured health plan trust (b)	14.5	9.4	5.1	—
Derivative instruments (c)	3.4	0.3	2.6	0.5
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$222.8	$178.5	$43.8	$0.5
Liabilities
Derivative instruments (c)	6.0	5.6	—	0.4
Total	$6.0	$5.6	$—	$0.4

Description	December 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.4	$135.4	$—	$—
Debt securities
U.S. Treasury	26.4	26.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.2	—	29.2	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	3.6	3.6	—	—
Total nuclear decommissioning trust	200.7	165.4	35.3	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.3	—	7.3	—
Cash and cash equivalents	5.2	5.2	—	—
Total self-insured health plan trust	13.6	6.3	7.3	—
Derivative instruments (c)	0.2	—	—	0.2
Total	$214.5	$171.7	$42.6	$0.2
Liabilities
Derivative instruments (c)	0.7	0.1	—	0.6
Total	$0.7	$0.1	$—	$0.6
Other Great Plains Energy
Assets
Derivative instruments (c)	$3.1	$—	$2.7	$0.4
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$3.2	$0.1	$2.7	$0.4
Liabilities
Derivative instruments (c)	5.7	5.6	—	0.1
Total	$5.7	$5.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$200.7	$165.4	$35.3	$—
Self-insured health plan trust (b)	13.6	6.3	7.3	—
Derivative instruments (c)	3.3	—	2.7	0.6
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$217.7	$171.8	$45.3	$0.6
Liabilities
Derivative instruments (c)	6.4	5.7	—	0.7
Total	$6.4	$5.7	$—	$0.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk. Derivative instruments classified as Level 1 represent exchange traded derivative instruments. Derivative instruments classified as Level 2 represent non-exchange traded derivative instruments valued using pricing models for which observable market data is available to corroborate the valuation inputs. Derivative instruments classified as Level 3 represent non-exchange traded derivative instruments valued using pricing models for which observable market data is not available to corroborate the valuation inputs and TCRs valued at the most recent auction price in the SPP Integrated Marketplace.

(d)
At March 31, 2016, and December 31, 2015, the Supplemental Executive Retirement Plan (SERP) rabbi trusts also included $16.2 million and $16.6 million, respectively, of fixed income funds valued at net asset value (NAV) per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.1)	$3.5
Total realized/unrealized gains (losses):
included in electric revenue	(0.4)	(5.2)
included in purchased power expense	(0.2)	(0.1)
included in non-operating income	1.2	2.1
included in regulatory asset	—	(2.0)
Purchases	(0.3)	0.2
Settlements	(0.1)	0.3
Net asset (liability) at March 31	$0.1	$(1.2)
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at March 31:
included in electric revenue	$—	$(1.5)
included in non-operating income	—	(0.1)
included in regulatory asset	—	(2.0)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.4)	$3.1
Total realized/unrealized gains (losses):
included in electric revenue	(0.4)	(5.2)
included in regulatory asset	—	(1.4)
Purchases	(0.3)	(0.4)
Settlements	1.0	3.1
Net liability at March 31	$(0.1)	$(0.8)
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at March 31:
included in electric revenue	$—	$(1.5)
included in regulatory asset	—	(1.4)

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Three Months Ended March 31, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income	1.4	0.1	1.5
Ending balance March 31	$(8.7)	$(1.8)	$(10.5)
Three Months Ended March 31, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income	1.4	0.1	1.5
Ending balance March 31	$(14.4)	$(2.8)	$(17.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Three Months Ended March 31, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	1.4
Net current period other comprehensive income	1.4
Ending balance March 31	$(8.2)
Three Months Ended March 31, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	1.4
Net current period other comprehensive income	1.4
Ending balance March 31	$(13.5)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.3)	Interest charges
	(2.3)	(2.3)	Income before income tax expense and income from equity investments
	0.9	0.9	Income tax benefit
	$(1.4)	$(1.4)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income before income tax expense and income from equity investments
	0.1	0.1	Income tax benefit
	$(0.1)	$(0.1)	Net income

Total reclassifications, net of tax	$(1.5)	$(1.5)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.3)	Interest charges
	(2.3)	(2.3)	Income before income tax expense
	0.9	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.4)	$(1.4)	Net income

16. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2016	2015
Current income taxes	(millions)
Federal	$(0.1)	$0.5
State	0.2	(0.1)
Total	0.1	0.4
Deferred income taxes
Federal	9.7	5.1
State	2.3	1.4
Total	12.0	6.5
Investment tax credit amortization	(0.4)	(0.4)
Income tax expense	$11.7	$6.5

KCP&L
Three Months Ended March 31	2016	2015
Current income taxes	(millions)
Federal	$0.4	$(5.7)
State	0.1	(1.1)
Total	0.5	(6.8)
Deferred income taxes
Federal	8.4	8.3
State	2.0	2.0
Total	10.4	10.3
Investment tax credit amortization	(0.2)	(0.2)
Income tax expense	$10.7	$3.3

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2016	2015
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	0.5	(0.7)
Amortization of investment tax credits	(0.9)	(1.4)
Federal income tax credits	(8.0)	(10.0)
State income taxes	4.2	3.3
Other	—	(0.7)
Effective income tax rate	30.8%	25.5%

KCP&L
Three Months Ended March 31	2016	2015
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	0.4	(0.5)
Amortization of investment tax credits	(0.7)	(1.6)
Federal income tax credits	(7.8)	(15.2)
State income taxes	3.9	3.7
Other	(0.5)	(1.7)
Effective income tax rate	30.3%	19.7%
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$572.1	$—	$—	$572.1
Depreciation and amortization	(85.2)	—	—	(85.2)
Interest (charges) income	(49.1)	(10.1)	8.0	(51.2)
Income tax (expense) benefit	(13.1)	1.4	—	(11.7)
Net income (loss)	29.0	(2.6)	—	26.4

Three Months Ended March 31, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$549.1	$—	$—	$549.1
Depreciation and amortization	(79.8)	—	—	(79.8)
Interest (charges) income	(45.3)	(10.0)	8.0	(47.3)
Income tax (expense) benefit	(7.9)	1.4	—	(6.5)
Net income (loss)	20.9	(2.0)	—	18.9

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2016	(millions)
Assets	$11,090.6	$48.3	$(395.8)	$10,743.1
Capital expenditures (a)	133.6	—	—	133.6
December 31, 2015
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures (a)	677.1	—	—	677.1
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,400 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 850,800 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2016, increased to $26.0 million or $0.17 per share from $18.5 million or $0.12 per share for the same period in 2015 driven by:

•
a $37.8 million increase in gross margin driven by new retail rates, new cost recovery mechanisms and an increase in Missouri Energy Efficiency Investment Act (MEEIA) throughput disincentive; partially offset by milder weather;

•
a $7.9 million increase in utility operating and maintenance expenses driven by an increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization and an increase in equity compensation expense;

•	a $5.4 million increase in depreciation and amortization expense driven by capital additions;

•	a $3.6 million increase in general taxes driven by higher property taxes and an increase in gross receipts taxes due to an increase in retail revenue;

•	a $3.9 million decrease in non-operating income driven by a decrease in the equity component of AFUDC;

•
a $3.9 million increase in interest charges primarily due to an increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015 and a decrease in the debt component of AFUDC; and

•	a $5.2 million increase in income tax expense primarily due to an increase in pre-tax income.
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
Wolf Creek Mid-Cycle Maintenance Outage and Refueling Outage
Wolf Creek's most recent refueling outage began on February 28, 2015, and ended on May 3, 2015. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2016.
ENVIRONMENTAL MATTERS
See Note 10 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 12 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2016	2015
	(millions)
Operating revenues	$572.1	$549.1
Fuel	(90.6)	(107.6)
Purchased power	(45.0)	(45.4)
Transmission	(23.5)	(20.9)
Gross margin (a)	413.0	375.2
Other operating expenses	(237.9)	(225.3)
Depreciation and amortization	(85.2)	(79.8)
Operating income	89.9	70.1
Non-operating income and expenses	(1.3)	2.3
Interest charges	(51.2)	(47.3)
Income tax expense	(11.7)	(6.5)
Income from equity investments	0.7	0.3
Net income	26.4	18.9
Preferred dividends	(0.4)	(0.4)
Earnings available for common shareholders	$26.0	$18.5

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Great Plains Energy's earnings available for common shareholders for the three months ended March 31, 2016, increased to $26.0 million or $0.17 per share from $18.5 million or $0.12 per share for the same period in 2015.
Electric utility's net income increased $8.1 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to:

•	a $37.8 million increase in gross margin driven by:

•
an estimated $29 million increase due to new retail rates and an estimated $17 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $4.9 million increase in MEEIA throughput disincentive; and

•	an estimated $17 million decrease due to milder weather driven by a 16% decrease in heating degree days.

•	an $11.8 million increase in other operating expenses primarily due to:

•	a $2.7 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $3.9 million increase in equity compensation expense; and

•	a $3.7 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.

•	a $5.4 million increase in depreciation and amortization expense due to capital additions;

•	a $3.5 million decrease in non-operating income and expenses driven by a $2.4 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2016;

•
a $3.8 million increase in interest charges primarily due to a $3.1 million increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015 and a $1.3 million decrease in the debt component of AFUDC; and

•	a $5.2 million increase in income tax expense primarily driven by increased pre-tax income.
Great Plains Energy's corporate and other activities loss increased $0.6 million for the three months ended March 31, 2016, compared to the same period in 2015.
Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission. Expenses for fuel, purchased power and certain transmission costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations prior to September 29, 2015, when a cost adjustment mechanism was approved.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2016	2015
	(millions)
Operating revenues	$572.1	$549.1
Fuel	(90.6)	(107.6)
Purchased power	(45.0)	(45.4)
Transmission	(23.5)	(20.9)
Gross margin (a)	413.0	375.2
Other operating expenses	(236.3)	(224.5)
Depreciation and amortization	(85.2)	(79.8)
Operating income	91.5	70.9
Non-operating income and expenses	(0.3)	3.2
Interest charges	(49.1)	(45.3)
Income tax expense	(13.1)	(7.9)
Net income	$29.0	$20.9

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2016	2015	Change (c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$226.2	$225.2	—	2,076	2,288	(9)
Commercial	231.5	221.4	5	2,553	2,661	(4)
Industrial	50.7	47.3	7	765	751	2
Other retail revenues	5.3	5.0	5	29	29	(2)
Provision for rate refund	(6.6)	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	12.8	6.6	94	N/A	N/A	N/A
Total retail	519.9	505.5	3	5,423	5,729	(5)
Wholesale revenues	36.8	28.6	29	2,356	1,173	101
Other revenues	15.4	15.0	3	N/A	N/A	N/A
Operating revenues	572.1	549.1	4	7,779	6,902	13
Fuel	(90.6)	(107.6)	(16)
Purchased power	(45.0)	(45.4)	(1)
Transmission	(23.5)	(20.9)	13
Gross margin (b)	$413.0	$375.2	10
(a) Consists of recovery of program costs of $8.0 million and $6.7 million for the three months ended March 31, 2016, and 2015, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $4.8 million and $(0.1) million for the three months ended March 31, 2016, and 2015, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful
Electric utility's gross margin increased $37.8 million for the three months ended March 31, 2016, compared to the same period in 2015 driven by:

•
an estimated $29 million increase due to new retail rates and an estimated $17 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $4.9 million increase in MEEIA throughput disincentive; and

•	an estimated $17 million decrease due to milder weather driven by a 16% decrease in heating degree days.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $11.8 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to:

•	a $2.7 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $3.9 million increase in equity compensation expense; and

•	a $3.7 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $5.4 million for the three months ended March 31, 2016, compared to the same period in 2015 due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $3.5 million for the three months ended March 31, 2016, compared to the same period in 2015 due to a $2.4 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2016.
Electric Utility Interest Charges
Electric utility's interest charges increased $3.8 million for the three months ended March 31, 2016, compared to the same period in 2015 due to a $3.1 million increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015 and a $1.3 million decrease in the debt component of AFUDC.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $5.2 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2016 compared to December 31, 2015)

•	Great Plains Energy's receivables, net decreased $39.6 million primarily due to seasonal decreases in customer accounts receivable.

•	Great Plains Energy's commercial paper increased $64.3 million primarily due to borrowings for general corporate purposes.

•	Great Plains Energy's accounts payable decreased $132.0 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $35.1 million primarily due to the timing of property tax payments.
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
Great Plains Energy's liquid resources at March 31, 2016, consisted of $7.8 million of cash and cash equivalents on hand and $941.5 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $184.8 million from Great Plains Energy's revolving credit facility, $511.4 million from KCP&L's credit facilities and $245.3 million from GMO's credit facilities.  See Notes 3 and 8 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $27.9 million increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2016, compared to the same period in 2015 was primarily due to new retail rates and new cost recovery mechanisms for KCP&L. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures decreased $84.3 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a decrease in cash utility capital expenditures related to infrastructure and system improvements.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities decreased $107.4 million for the three months ended March 31, 2016, compared to the same period in 2015 due to a decrease in the net change in short-term borrowings driven by lower borrowings for capital expenditures and other general corporate purposes.
Financing Authorization
Under stipulations with MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In July 2014, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt and enter into interest rate hedging instruments in connection with such debt through June 30, 2016. At March 31, 2016, KCP&L had utilized all of this authorization.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016. At March 31, 2016 there was $914.2 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At March 31, 2016, there was $547.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2016, GMO had an outstanding payable to Great Plains Energy under the money pool of $1.9 million.
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
For the three months ended March 31, 2016, the Company contributed $1.6 million to the pension plans and expects to contribute an additional $68.1 million in 2016 to satisfy the minimum ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2016	2015
	(millions)
Operating revenues	$400.9	$370.4
Fuel	(61.5)	(74.8)
Purchased power	(24.8)	(21.9)
Transmission	(15.4)	(13.4)
Gross margin (a)	299.2	260.3
Other operating expenses	(167.5)	(158.5)
Depreciation and amortization	(61.1)	(56.5)
Operating income	70.6	45.3
Non-operating income and expenses	—	2.7
Interest charges	(35.3)	(31.5)
Income tax expense	(10.7)	(3.3)
Net income	$24.6	$13.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2016	2015	Change(c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$141.8	$138.0	3	1,209	1,333	(9)
Commercial	174.0	164.8	6	1,784	1,878	(5)
Industrial	32.3	29.0	11	446	426	5
Other retail revenues	3.3	3.0	8	22	22	(3)
Provision for rate refund	0.1	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	7.9	3.7	N/M	N/A	N/A	N/A
Total retail	359.4	338.5	6	3,461	3,659	(5)
Wholesale revenues	34.7	25.5	36	2,253	1,062	N/M
Other revenues	6.8	6.4	7	N/A	N/A	N/A
Operating revenues	400.9	370.4	8	5,714	4,721	21
Fuel	(61.5)	(74.8)	(18)
Purchased power	(24.8)	(21.9)	13
Transmission	(15.4)	(13.4)	15
Gross margin (b)	$299.2	$260.3	15

(a)
Consists of recovery of program costs of $4.6 million and $3.3 million for the three months ended March 31, 2016, and 2015, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $3.3 million and $0.4 million for the three months ended March 31, 2016, and 2015, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(c)	N/M - not meaningful

KCP&L's gross margin increased $38.9 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to:

•
an estimated $29 million increase due to new retail rates and an estimated $17 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $2.9 million increase in MEEIA throughput disincentive; and

•	an estimated $11 million decrease due to milder weather driven by a 16% decrease in heating degree days.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $9.0 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to:

•	a $2.7 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $2.6 million increase in equity compensation expense; and

•	a $3.4 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $4.6 million for the three months ended March 31, 2016, compared to the same period in 2015 due to capital additions.

KCP&L Non-Operating Income and Expenses
KCP&L's non-operating income and expenses decreased $2.7 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2016.
KCP&L Interest Charges
KCP&L's interest charges increased $3.8 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to a $3.1 million increase in interest expense in 2016 related to the issuance of $350 million of 3.65% Senior Notes in August 2015 and a $1.2 million decrease in the debt component of AFUDC.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $7.4 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to increased pre-tax income.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, compliance, operational and credit risks and are discussed elsewhere in this document as well as in the 2015 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2015 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at March 31, 2016, was $5.6 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 5, 10 and 11 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2015 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors.  This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
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
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy's annual meeting of shareholders was held on May 3, 2016.  In accordance with the recommendations of the Board, the shareholders (i) elected nine directors, (ii) approved an advisory resolution approving the 2015 executive compensation of the named executive officers, as disclosed in Great Plains Energy's 2016 proxy statement, (iii) approved the amended Long-Term Incentive Plan and (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2016.  The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Proposal 1: Election of the Company's Nine Nominees as Directors
The nine persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy's annual meeting in 2017, and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Terry Bassham	119,963,049	4,332,586	18,338,202
David L. Bodde	122,728,684	1,566,951	18,338,202
Randall C. Ferguson, Jr.	122,796,584	1,499,051	18,338,202
Gary D. Forsee	123,010,916	1,284,719	18,338,202
Scott D. Grimes	123,241,838	1,053,797	18,338,202
Thomas D. Hyde	123,195,176	1,100,459	18,338,202
James A. Mitchell	122,755,511	1,540,124	18,338,202
Ann D. Murtlow	122,753,201	1,542,434	18,338,202
John J. Sherman	123,242,599	1,053,036	18,338,202
No votes were cast against the nominees due to cumulative voting.
Proposal 2: Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the compensation of the named executive officers disclosed in its proxy statement, including the “Compensation Discussion and Analysis” section, the compensation tables and any related materials disclosed in its proxy statement.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
118,927,877	4,602,736	765,022	18,338,202
Proposal 3: Approval of our amended Long-Term Incentive Plan
Great Plains Energy submitted a resolution for its shareholders to approve an amended Long-Term Incentive Plan. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
116,075,129	7,475,567	744,939	18,338,202

Proposal 4: Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants
Great Plains Energy submitted a proposal for its shareholders to ratify the Audit Committee's appointment of Deloitte & Touche LLP as its independent public accountants for 2016. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions
141,356,406	911,482	365,949
Election of New Director

On May 3, 2016, after the annual meeting of shareholders, the Board of Directors (the “Board”) of Great Plains Energy appointed Sandra J. Price to serve as a member of the Board effective, May 4, 2016. Ms. Price was appointed to the Compensation and Development and Governance Committees of the Board. There is no arrangement or understanding between Ms. Price and any other persons pursuant to which Ms. Price was selected as a director.

Ms. Price will participate in the compensation, benefit and other plans and arrangements for non-employee directors as described on pages 23 and 24 of Great Plains Energy’s proxy statement for its Annual Meeting of Shareholders held on May 3, 2016, and will be paid one-half of the annual retainer in 2016. Great Plains Energy will enter into an indemnification agreement with Ms. Price in the same form that Great Plains Energy has entered into with its other directors and officers, which was filed as Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2013. The indemnification agreement provides indemnification to the extent allowed under Missouri law.

Amended Long-Term Incentive Plan

On May 3, 2016, the shareholders of Great Plains Energy, upon recommendation of the Board, approved the Amended Long-Term Incentive Plan (the “Amended LTIP”).  The material terms of the amendments to the Amended LTIP were described in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission on March 24, 2016 under the caption “Approval of the Amended Long-Term Incentive Plan" (Item 3 on the Proxy Card) and the full text of the Amended LTIP was filed as an exhibit thereto.

The Amended LTIP, among other things:

•
Expands the scope of the option and SAR repricing prohibitions, including an express prohibition of exchanges of underwater stock options or SARs for other types of LTIP awards unless approved by shareholders. Eliminates Limited Stock Appreciation Rights as a form of LTIP award and adds “other stock-based awards” and “substitute awards” as new forms of LTIP awards.  An “other stock-based award” is an award of Company shares or payment of cash that is valued in whole or in part by reference to, or is otherwise based on, Company shares, other property, or achievement of performance measures and that is not otherwise a listed type of an LTIP award.  A “substitute award” is an award granted in substitution for stock or stock-based awards held by a current or former employee or a non-employee director of another entity acquired by the Company in a purchase transaction or merger. Extends the period pursuant to which LTIP awards may be granted from May 1, 2021 to May 3, 2026.

•	Expands the eligible business criteria pursuant to which “performance-based compensation” under Code Section 162(m) may be based.

•
Expands the Committee's ability to accelerate a LTIP award from only upon a participant's death, disability, retirement, change in control or termination of employment following a change in control to also include special circumstances determined by the Committee at the time of grant or anytime thereafter.

•	Expands the Committee's ability to change the methodology used in determining “Fair Market Value”.

•	Reduces the minimum restricted/exercise period with respect to restricted stock, RSUs and SARs from three years to one year, with certain exceptions.

•
The foregoing description of the changes made to the Amended LTIP is not complete and is qualified in its entirety by reference to the Amended and Restated Long-Term Incentive Plan, included as Appendix A to the Company's proxy statement filed on March 24, 2016.

KANSAS CITY POWER & LIGHT COMPANY
Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	+	Form of 2016 three-year Performance Share Agreement	Great Plains Energy KCP&L

10.2	+	Form of 2016 Restricted Stock Agreement	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power and Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2016	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	*	Section 1350 Certifications.	Great Plains Energy

32.2	*	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 5, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 5, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 5, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 5, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)