Form 10-Q
period 2016-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2016-08-04
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

On July 31, 2016, Great Plains Energy Incorporated had 154,762,188 shares of common stock outstanding.  On July 31, 2016, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Great Plains Energy's proposed acquisition of Westar Energy, Inc. (Westar), the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's ability to successfully manage transmission joint venture or to integrate the transmission joint ventures of Westar; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy to obtain the regulatory and shareholder approvals necessary to complete the anticipated acquisition of Westar; the risk that a condition to the closing of the anticipated acquisition of Westar or the committed debt or equity financing may not be satisfied or that the anticipated acquisition may fail to close; the failure to obtain, or to obtain on favorable terms, any equity, debt or equity-linked financing necessary to complete or permanently finance the anticipated acquisition of Westar and the costs of such financing; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated acquisition of Westar; the costs incurred to consummate the anticipated acquisition of Westar; the possibility that the expected value creation from the anticipated acquisition of Westar will not be realized, or will not be realized within the expected time period; the credit ratings of Great Plains Energy following the anticipated acquisition of Westar; disruption from the anticipated acquisition of Westar making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time and attention on the proposed transactions; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and Merger Sub
Merger Sub	GP Star, Inc., a Kansas corporation that will be merged with and into Westar, pursuant to the Merger Agreement
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMERS	OCM Credit Portfolio LP
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$7.2	$11.3
Funds on deposit	6.0	2.1
Receivables, net	211.8	147.7
Accounts receivable pledged as collateral	173.7	175.0
Fuel inventories, at average cost	103.9	118.4
Materials and supplies, at average cost	160.5	155.7
Deferred refueling outage costs	9.7	19.2
Refundable income taxes	1.0	3.8
Prepaid expenses and other assets	68.0	31.0
Total	741.8	664.2
Utility Plant, at Original Cost
Electric	13,302.4	13,189.9
Less - accumulated depreciation	5,015.2	4,943.7
Net utility plant in service	8,287.2	8,246.2
Construction work in progress	439.9	347.9
Nuclear fuel, net of amortization of $209.2 and $192.5	71.6	68.3
Total	8,798.7	8,662.4
Investments and Other Assets
Nuclear decommissioning trust fund	210.3	200.7
Regulatory assets	1,001.2	979.1
Goodwill	169.0	169.0
Other	89.3	63.2
Total	1,469.8	1,412.0
Total	$11,010.3	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$74.0	$10.0
Collateralized note payable	173.7	175.0
Commercial paper	340.4	224.0
Current maturities of long-term debt	251.1	1.1
Accounts payable	263.3	352.9
Accrued taxes	80.6	31.6
Accrued interest	45.0	44.7
Accrued compensation and benefits	42.1	41.4
Pension and post-retirement liability	3.4	3.4
Derivative instruments	77.0	0.5
Other	26.2	31.1
Total	1,376.8	915.7
Deferred Credits and Other Liabilities
Deferred income taxes	1,186.6	1,158.8
Deferred tax credits	126.9	125.1
Asset retirement obligations	293.8	275.9
Pension and post-retirement liability	466.5	455.2
Regulatory liabilities	302.4	284.4
Other	76.9	82.9
Total	2,453.1	2,382.3
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 250,000,000 shares authorized without par value 154,882,088 and 154,504,900 shares issued, stated value	2,658.8	2,646.7
Retained earnings	1,000.4	1,024.4
Treasury stock - 128,039 and 101,229 shares, at cost	(3.8)	(2.6)
Accumulated other comprehensive loss	(9.0)	(12.0)
Total	3,646.4	3,656.5
Cumulative preferred stock $100 par value
3.80% - 100,000 shares issued	10.0	10.0
4.50% - 100,000 shares issued	10.0	10.0
4.20% - 70,000 shares issued	7.0	7.0
4.35% - 120,000 shares issued	12.0	12.0
Total	39.0	39.0
Long-term debt (Note 10)	3,495.0	3,745.1
Total	7,180.4	7,440.6
Commitments and Contingencies (Note 12)
Total	$11,010.3	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
Operating Revenues	(millions, except per share amounts)
Electric revenues	$670.8	$609.0	$1,242.9	$1,158.1
Operating Expenses
Fuel	89.4	99.9	180.0	207.5
Purchased power	53.1	48.8	98.1	94.2
Transmission	17.2	20.3	40.7	41.2
Utility operating and maintenance expenses	180.4	183.4	359.8	354.9
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	5.0	—	5.0	—
Depreciation and amortization	85.3	83.5	170.5	163.3
General taxes	54.5	52.1	110.8	104.8
Other	3.6	1.1	5.8	2.2
Total	488.5	489.1	970.7	968.1
Operating income	182.3	119.9	272.2	190.0
Non-operating income	3.3	2.2	5.4	8.2
Non-operating expenses	(4.3)	(3.6)	(7.7)	(7.3)
Interest charges	(132.9)	(50.0)	(184.1)	(97.3)
Income before income tax expense and income from equity investments	48.4	68.5	85.8	93.6
Income tax expense	(17.1)	(24.5)	(28.8)	(31.0)
Income from equity investments, net of income taxes	0.7	0.4	1.4	0.7
Net income	32.0	44.4	58.4	63.3
Preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$31.6	$44.0	$57.6	$62.5

Average number of basic common shares outstanding	154.6	154.1	154.5	154.1
Average number of diluted common shares outstanding	154.8	154.5	154.9	154.5

Basic and diluted earnings per common share	$0.20	$0.28	$0.37	$0.40

Cash dividends per common share	$0.2625	$0.245	$0.525	$0.49
Comprehensive Income
Net income	$32.0	$44.4	$58.4	$63.3
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4	2.8	2.8
Derivative hedging activity, net of tax	1.4	1.4	2.8	2.8
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.2	0.2	0.3
Change in unrecognized pension expense, net of tax	0.1	0.2	0.2	0.3
Total other comprehensive income	1.5	1.6	3.0	3.1
Comprehensive income	$33.5	$46.0	$61.4	$66.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$58.4	$63.3
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	170.5	163.3
Amortization of:
Nuclear fuel	16.7	10.0
Other	27.9	23.6
Deferred income taxes, net	26.8	31.3
Investment tax credit amortization	(0.7)	(0.7)
Income from equity investments, net of income taxes	(1.4)	(0.7)
Fair value impacts of interest rate swaps	77.0	—
Other operating activities (Note 3)	(78.6)	(73.4)
Net cash from operating activities	296.6	216.7
Cash Flows from Investing Activities
Utility capital expenditures	(302.4)	(366.8)
Allowance for borrowed funds used during construction	(3.2)	(3.6)
Purchases of nuclear decommissioning trust investments	(16.0)	(22.3)
Proceeds from nuclear decommissioning trust investments	14.4	20.7
Other investing activities	(34.8)	(24.6)
Net cash from investing activities	(342.0)	(396.6)
Cash Flows from Financing Activities
Issuance of common stock	1.5	1.6
Issuance fees	(51.4)	—
Repayment of long-term debt	(1.1)	(15.1)
Net change in short-term borrowings	180.4	278.0
Net change in collateralized short-term borrowings	(1.3)	(8.0)
Dividends paid	(81.9)	(76.4)
Purchase of treasury stock	(4.9)	(1.5)
Other financing activities	—	0.5
Net cash from financing activities	41.3	179.1
Net Change in Cash and Cash Equivalents	(4.1)	(0.8)
Cash and Cash Equivalents at Beginning of Year	11.3	13.0
Cash and Cash Equivalents at End of Period	$7.2	$12.2
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date June 30	2016		2015
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,504,900	$2,646.7	154,254,037	$2,639.3
Issuance of common stock	377,188	11.3	168,853	4.4
Equity compensation expense, net of forfeitures		2.0		0.9
Unearned Compensation
Issuance of restricted common stock		(2.8)		(2.0)
Compensation expense recognized		1.3		1.0
Other		0.3		0.1
Ending balance	154,882,088	2,658.8	154,422,890	2,643.7
Retained Earnings
Beginning balance		1,024.4		967.8
Net income		58.4		63.3
Dividends:
Common stock ($0.525 and $0.49 per share)		(81.1)		(75.6)
Preferred stock - at required rates		(0.8)		(0.8)
Performance shares		(0.5)		(0.5)
Ending balance		1,000.4		954.2
Treasury Stock
Beginning balance	(101,229)	(2.6)	(91,281)	(2.3)
Treasury shares acquired	(135,067)	(4.1)	(53,895)	(1.4)
Treasury shares reissued	108,257	2.9	48,713	1.2
Ending balance	(128,039)	(3.8)	(96,463)	(2.5)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(12.0)		(18.7)
Derivative hedging activity, net of tax		2.8		2.8
Change in unrecognized pension expense, net of tax		0.2		0.3
Ending balance		(9.0)		(15.6)
Total Great Plains Energy Common Shareholders' Equity		$3,646.4		$3,579.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.5	$2.3
Funds on deposit	4.8	0.5
Receivables, net	164.3	129.2
Related party receivables	68.4	65.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	73.8	83.5
Materials and supplies, at average cost	118.2	114.6
Deferred refueling outage costs	9.7	19.2
Refundable income taxes	—	79.0
Prepaid expenses and other assets	29.7	27.1
Total	581.4	631.2
Utility Plant, at Original Cost
Electric	9,699.6	9,640.4
Less - accumulated depreciation	3,773.5	3,722.6
Net utility plant in service	5,926.1	5,917.8
Construction work in progress	302.2	246.6
Nuclear fuel, net of amortization of $209.2 and $192.5	71.6	68.3
Total	6,299.9	6,232.7
Investments and Other Assets
Nuclear decommissioning trust fund	210.3	200.7
Regulatory assets	750.0	732.4
Other	18.7	17.6
Total	979.0	950.7
Total	$7,860.3	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	105.1	180.3
Current maturities of long-term debt	250.0	—
Accounts payable	203.6	258.8
Accrued taxes	52.7	25.6
Accrued interest	30.9	32.4
Accrued compensation and benefits	42.1	41.4
Pension and post-retirement liability	2.0	2.0
Other	11.3	12.6
Total	807.7	663.1
Deferred Credits and Other Liabilities
Deferred income taxes	1,181.2	1,132.6
Deferred tax credits	123.3	123.8
Asset retirement obligations	254.0	239.3
Pension and post-retirement liability	444.9	433.4
Regulatory liabilities	170.8	164.6
Other	60.1	61.6
Total	2,234.3	2,155.3
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	948.1	879.6
Accumulated other comprehensive loss	(6.8)	(9.6)
Total	2,504.4	2,433.1
Long-term debt (Note 10)	2,313.9	2,563.1
Total	4,818.3	4,996.2
Commitments and Contingencies (Note 12)
Total	$7,860.3	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
Operating Revenues	(millions)
Electric revenues	$475.6	$417.4	$876.5	$787.8
Operating Expenses
Fuel	67.1	73.1	128.6	147.9
Purchased power	26.8	28.6	51.6	50.5
Transmission	14.9	12.7	30.3	26.1
Operating and maintenance expenses	124.0	124.6	247.7	242.9
Depreciation and amortization	61.1	59.8	122.2	116.3
General taxes	42.3	39.5	85.9	79.7
Other	1.5	(0.2)	1.7	(0.2)
Total	337.7	338.1	668.0	663.2
Operating income	137.9	79.3	208.5	124.6
Non-operating income	2.6	1.3	3.9	5.7
Non-operating expenses	(2.4)	(2.2)	(3.7)	(3.9)
Interest charges	(34.9)	(34.1)	(70.2)	(65.6)
Income before income tax expense	103.2	44.3	138.5	60.8
Income tax expense	(37.3)	(14.9)	(48.0)	(18.2)
Net income	$65.9	$29.4	$90.5	$42.6
Comprehensive Income
Net income	$65.9	$29.4	$90.5	$42.6
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.3	2.8	2.7
Derivative hedging activity, net of tax	1.4	1.3	2.8	2.7
Total other comprehensive income	1.4	1.3	2.8	2.7
Comprehensive income	$67.3	$30.7	$93.3	$45.3
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$90.5	$42.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	122.2	116.3
Amortization of:
Nuclear fuel	16.7	10.0
Other	16.8	14.1
Deferred income taxes, net	47.0	20.6
Investment tax credit amortization	(0.5)	(0.5)
Other operating activities (Note 3)	19.9	14.9
Net cash from operating activities	312.6	218.0
Cash Flows from Investing Activities
Utility capital expenditures	(196.5)	(297.4)
Allowance for borrowed funds used during construction	(2.3)	(2.5)
Purchases of nuclear decommissioning trust investments	(16.0)	(22.3)
Proceeds from nuclear decommissioning trust investments	14.4	20.7
Other investing activities	(14.6)	(15.4)
Net cash from investing activities	(215.0)	(316.9)
Cash Flows from Financing Activities
Issuance fees	(0.2)	—
Repayment of long-term debt	—	(14.0)
Net change in short-term borrowings	(75.2)	125.7
Net money pool borrowings	—	(12.6)
Dividends paid to Great Plains Energy	(22.0)	—
Net cash from financing activities	(97.4)	99.1
Net Change in Cash and Cash Equivalents	0.2	0.2
Cash and Cash Equivalents at Beginning of Year	2.3	2.7
Cash and Cash Equivalents at End of Period	$2.5	$2.9
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2016		2015
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		879.6		726.8
Net income		90.5		42.6
Dividends:
Common stock held by Great Plains Energy		(22.0)		—
Ending balance		948.1		769.4
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(9.6)		(14.9)
Derivative hedging activity, net of tax		2.8		2.7
Ending balance		(6.8)		(12.2)
Total Common Shareholder's Equity		$2,504.4		$2,320.3
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
Income	(millions, except per share amounts)
Net income	$32.0	$44.4	$58.4	$63.3
Less: preferred stock dividend requirements	0.4	0.4	0.8	0.8
Earnings available for common shareholders	$31.6	$44.0	$57.6	$62.5
Common Shares Outstanding
Average number of common shares outstanding	154.6	154.1	154.5	154.1
Add: effect of dilutive securities	0.2	0.4	0.4	0.4
Diluted average number of common shares outstanding	154.8	154.5	154.9	154.5
Basic and diluted EPS	$0.20	$0.28	$0.37	$0.40
There were no anti-dilutive shares excluded from the computation of dilutive EPS for the three months ended and year to date June 30, 2016 and 2015.
Dividends Declared
In August 2016, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.2625 per share on Great Plains Energy's common stock.  The common dividend is payable September 20, 2016, to shareholders of record as of August 29, 2016.

In August 2016, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $55 million payable on September 19, 2016.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Companies have not yet selected a transition method but ASU No. 2016-09 is not expected to have a significant impact on their ongoing financial reporting.

2. ANTICIPATED ACQUISITION OF WESTAR ENERGY, INC.
On May 29, 2016, Great Plains Energy entered into an Agreement and Plan of Merger (Merger Agreement) by and among Great Plains Energy, Westar, and, from and after its accession to the Merger Agreement, GP Star, Inc., a wholly owned subsidiary of Great Plains Energy in the State of Kansas (Merger Sub). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Westar, with Westar continuing as the surviving corporation. Upon closing, pursuant to the Merger Agreement, Great Plains Energy will acquire Westar for (i) $51.00 in cash and (ii) a number, rounded to the nearest 1/10,000 of a share, of shares of Great Plains Energy common stock, equal to the Exchange Ratio (as described below) for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy.

The Exchange Ratio is calculated as follows:

If the volume-weighted average share price of Great Plains Energy common stock on the New York Stock Exchange for the twenty consecutive full trading days ending on (and including) the third trading day immediately prior to the closing date of the merger (the Great Plains Energy Average Stock Price) is:
(a) greater than $33.2283, the Exchange Ratio will be 0.2709;
(b) greater than or equal to $28.5918 but less than or equal to $33.2283, the Exchange Ratio will be an amount equal to the quotient obtained by dividing (x) $9.00 by (y) the Great Plains Energy Average Stock Price; or
(c) less than $28.5918, the Exchange Ratio will be 0.3148.
Great Plains Energy plans to finance the cash portion of the merger consideration with equity and debt financing, including (i) $750 million of mandatory convertible preferred equity pursuant to a stock purchase agreement with OCM Credit Portfolio LP (OMERS), (ii) approximately $2.35 billion of equity comprised of a combination of Great Plains Energy common stock and additional mandatory convertible preferred stock and (iii) approximately $4.4 billion in debt.

On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A, without par value, for an aggregate purchase price equal to $750 million at the closing of the merger. See Note 11 for additional information.

On May 29, 2016, in connection with the Merger Agreement with Westar, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $8.017 billion (which was subsequently reduced to $7.5 billion) to support the anticipated transaction and provide flexibility for the timing of long-term financing.

Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board) and remains subject to the approval of Great Plains Energy's shareholders for the issuance of common stock to be received by Westar's shareholders in the merger; approval of Westar shareholders for the merger; regulatory approvals from The State Corporation Commission of the State of Kansas (KCC), the Nuclear Regulatory Commission (NRC), The Federal Energy Regulatory Commission (FERC) and The Federal Communications Commission (FCC); Hart-Scott-Rodino (HSR) antitrust review; as well as other customary conditions.

Great Plains Energy believes that the Public Service Commission of the State of Missouri (MPSC) does not have jurisdiction to approve or disapprove the anticipated acquisition of Westar. On June 1, 2016, the MPSC staff filed a motion requesting that the MPSC open an investigation to determine whether the merger is likely to be detrimental to the public interest and the interests of Missouri ratepayers, and on June 8, 2016, the MPSC issued an Order granting the MPSC staff's motion to open an investigation. On July 25, 2016, the MPSC staff filed its investigation report and recommended that the MPSC exercise its jurisdiction over Great Plains Energy and order Great Plains

Energy to seek MPSC approval prior to acquiring Westar. On August 3, 2016, the MPSC issued its order closing the investigation and stated that this was only an investigation, not a case, and accordingly it would be inappropriate to order relief.

In June 2016, Great Plains Energy, KCP&L and Westar filed a joint application with the KCC for approval of the anticipated acquisition of Westar by Great Plains Energy. In July 2016, Great Plains Energy and Westar filed applications with FERC and NRC for approval of the merger. In July 2016, Great Plains Energy filed with the Securities and Exchange Commission (SEC), a registration statement including a joint proxy statement with Westar for the Great Plains Energy and Westar special shareholder meetings expected to occur in the third quarter of 2016, which also constitutes a prospectus of Great Plains Energy.

The Merger Agreement provides that in connection with the termination of the Merger Agreement under specified circumstances relating to a failure to obtain required regulatory approvals prior to May 31, 2017 (which date may be extended to November 30, 2017 under certain circumstances), a final and nonappealable order enjoining the consummation of the merger in connection with regulatory approvals or failure by Great Plains Energy to consummate the merger once all of the conditions have been satisfied, Great Plains Energy will be required to pay Westar a termination fee of $380 million. In addition, in the event that the Merger Agreement is terminated by Westar under specified circumstances to enter into a definitive acquisition agreement with respect to a superior proposal or by Great Plains Energy as a result of the Westar Board changing its recommendation of the merger prior to the Westar shareholder approval having been obtained, Westar will be required to pay Great Plains Energy a termination fee of $280 million. Further, if the Merger Agreement is terminated by Westar as a result of the Great Plains Energy Board changing its recommendation to the Great Plains Energy shareholders as a result of a superior proposal prior to the Great Plains Energy shareholder approval having been obtained, Great Plains Energy will be required to pay Westar a termination fee of $180 million. Additionally, if the Merger Agreement is terminated by either Great Plains Energy or Westar as a result of the Great Plains Energy shareholders not approving the issuance of the Great Plains Energy common stock to the Westar shareholders in the merger, Great Plains Energy will be required to pay Westar a termination fee of $80 million.

Following the announcement of the Merger Agreement, two putative class action complaints (which were subsequently consolidated) and one putative derivative action complaint challenging the merger were filed on behalf of a putative class of Westar shareholders in the District Court of Shawnee County, Kansas. A separate putative class action complaint was filed in the Circuit Court of Jackson County, Missouri, at Kansas City, Sixteenth Judicial District on behalf of a putative class of Great Plains Energy shareholders. The consolidated and amended putative class action complaint brought in Shawnee County, Kansas name as defendants Westar, the members of the Westar Board and Great Plains Energy. The putative class action complaint brought in Jackson County, Missouri names as defendants Great Plains Energy and the members of the Great Plains Energy Board. The putative derivative action complaint names as defendants the members of the Westar Board and Great Plains Energy, with Westar named as a nominal defendant. The consolidated and amended complaint brought in Shawnee County, Kansas asserts that the members of the Westar Board breached their fiduciary duties to Westar shareholders in connection with the proposed merger, including the duty of candor, and that Westar and Great Plains Energy aided and abetted such breaches of fiduciary duties. The putative derivative complaint filed in Shawnee County, Kansas asserts breach of fiduciary duty claims against members of the Westar Board, and aiding and abetting claims against Great Plains Energy, on behalf of nominal defendant Westar. The complaint brought in Jackson County, Missouri asserts that the members of the Great Plains Energy Board breached their fiduciary duty of candor in connection with the proposed merger by allegedly failing to disclose certain facts in the Company's preliminary Form S-4. Among other remedies, the plaintiffs in each case seek to enjoin the merger and rescind the merger agreement, in addition to reimbursement of costs. Currently there is a motion for preliminary injunction on file in the putative class action brought in Jackson County, Missouri. The defendants believe that the claims asserted against them in each of the putative class action lawsuits are without merit and intend to vigorously defend against such claims. The defendants intend to seek dismissal of the putative derivative action complaint.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$(64.0)	$(36.0)
Accounts receivable pledged as collateral	1.3	8.0
Fuel inventories	14.5	(12.2)
Materials and supplies	(4.8)	0.3
Accounts payable	(84.1)	(108.2)
Accrued taxes	54.3	47.5
Accrued interest	0.3	(1.3)
Deferred refueling outage costs	9.5	(17.7)
Pension and post-retirement benefit obligations	38.8	25.0
Allowance for equity funds used during construction	(2.4)	(3.5)
Fuel recovery mechanisms	(2.3)	25.6
Other	(39.7)	(0.9)
Total other operating activities	$(78.6)	$(73.4)
Cash paid during the period:
Interest	$96.8	$91.9
Income taxes	$0.2	$0.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$30.6	$34.8

KCP&L Other Operating Activities
Year to Date June 30	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$(37.6)	$(1.4)
Fuel inventories	9.7	(11.9)
Materials and supplies	(3.6)	0.1
Accounts payable	(48.0)	(69.7)
Accrued taxes	106.1	94.4
Accrued interest	(1.5)	(1.5)
Deferred refueling outage costs	9.5	(17.7)
Pension and post-retirement benefit obligations	39.0	25.1
Allowance for equity funds used during construction	(2.1)	(2.7)
Fuel recovery mechanisms	(19.4)	0.6
Other	(32.2)	(0.4)
Total other operating activities	$19.9	$14.9
Cash paid during the period:
Interest	$65.5	$61.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$16.5	$31.4

4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	June 30	December 31
	2016	2015
Great Plains Energy	(millions)
Customer accounts receivable - billed	$17.3	$3.4
Customer accounts receivable - unbilled	134.5	71.6
Allowance for doubtful accounts - customer accounts receivable	(5.6)	(3.8)
Other receivables	65.6	76.5
Total	$211.8	$147.7
KCP&L
Customer accounts receivable - billed	$16.9	$2.8
Customer accounts receivable - unbilled	97.8	58.8
Allowance for doubtful accounts - customer accounts receivable	(2.9)	(1.8)
Other receivables	52.5	69.4
Total	$164.3	$129.2
Great Plains Energy's and KCP&L's other receivables at June 30, 2016, and December 31, 2015, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2016, and December 31, 2015, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $173.7 million and $175.0 million, respectively. At June 30, 2016, and December 31, 2015, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2016 and allows for $110 million in aggregate outstanding principal amount of borrowings at any time.  GMO's agreement expires in September 2016 and allows for $65 million in aggregate outstanding principal of borrowings from mid-November through mid-June and then increases to $80 million from mid-June through mid-November. KCP&L and GMO expect to renew these agreements for at least one year.
5. NUCLEAR PLANT
KCP&L owns 47% of Wolf Creek Generating Station (Wolf Creek), its only nuclear generating unit.  Wolf Creek is located in Coffey County, Kansas, just northeast of Burlington, Kansas.  Wolf Creek's operating license expires in 2045.  Wolf Creek is regulated by the NRC with respect to licensing, operations and safety-related requirements.
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	June 30 2016	December 31 2015
Decommissioning Trust	(millions)
Beginning balance January 1	$200.7	$199.0
Contributions	1.6	3.3
Earned income, net of fees	2.0	3.4
Net realized gains (losses)	(0.1)	0.7
Net unrealized gains (losses)	6.1	(5.7)
Ending balance	$210.3	$200.7
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30, 2016				December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$91.2	$51.6	$(2.7)	$140.1	$89.6	$47.9	$(2.1)	$135.4
Debt securities	63.0	5.1	—	68.1	59.6	2.6	(0.5)	61.7
Other	2.1	—	—	2.1	3.6	—	—	3.6
Total	$156.3	$56.7	$(2.7)	$210.3	$152.8	$50.5	$(2.6)	$200.7
The weighted average maturity of debt securities held by the trust at June 30, 2016, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
	(millions)
Realized gains	$0.2	$1.2	$0.9	$2.6
Realized losses	(0.3)	(1.2)	(1.0)	(1.8)

6. REGULATORY MATTERS
KCP&L Missouri 2016 Rate Case Proceedings
In July 2016, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $62.9 million, with a return on equity of 9.9% and a rate-making equity ratio of 49.88%. The request reflects increases in infrastructure investment costs, costs for regional transmission lines, property tax costs and costs to comply with environmental and cybersecurity mandates. KCP&L also requested an additional $27.2 million increase associated with rebasing fuel and purchased power expense. An evidentiary hearing is expected to occur in January 2017. New rates are expected to be effective in May 2017.
GMO Missouri 2016 Rate Case Proceedings
In February 2016, GMO filed an application with the MPSC to request an increase to its retail revenues of $59.3 million, with a return on equity of 9.9% and a rate-making equity ratio of 54.83%. The request included recovery of increased transmission and property tax expenses as well as costs for infrastructure and system improvements to continue to provide reliable electric service.
Testimony from MPSC staff and other parties regarding the case was filed in July 2016. The MPSC staff's testimony recommended a return on equity range from 8.65% to 9.35% and a revenue reduction of $1.5 million to a revenue increase of $8.8 million. The outcome of the GMO Missouri rate case will likely be different from either of the positions of GMO or MPSC staff, though the decision of the MPSC cannot be predicted. An evidentiary hearing is expected to occur in September 2016. New rates are expected to be effective in December 2016.
KCP&L Kansas 2015 Rate Case Proceedings
In September 2015, the KCC issued an order for KCP&L authorizing an increase in annual revenues of $48.7 million, a return on equity of 9.3% and a rate-making equity ratio of 50.48%. KCP&L filed a Petition for Judicial Review with the Court of Appeals of Kansas in November 2015 regarding various issues, which was denied in March 2016. The rates established by the order took effect on October 1, 2015.
KCP&L Missouri 2015 Rate Case Proceedings
In September 2015, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $89.7 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 50.09%. The MPSC also approved KCP&L's request to implement a Fuel Adjustment Clause (FAC). The rates established by the order took effect on September 29, 2015, and are effective unless and until modified by the MPSC or stayed by a court. Notices of Appeal of the September 2015 MPSC order were filed with the Missouri Court of Appeals, Western District, by KCP&L in October 2015 and by Midwest Energy Consumers' Group in November 2015 regarding various issues.
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

	Pension Benefits		Other Benefits
Three Months Ended June 30	2016	2015	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$11.3	$0.6	$0.9
Interest cost	13.3	12.6	1.6	1.7
Expected return on plan assets	(12.3)	(12.9)	(0.7)	(0.8)
Prior service cost	0.1	0.2	0.3	0.8
Recognized net actuarial (gain)/loss	12.9	12.8	(0.4)	0.1
Net periodic benefit costs before regulatory adjustment	24.5	24.0	1.4	2.7
Regulatory adjustment	(1.0)	(2.6)	1.5	1.4
Net periodic benefit costs	$23.5	$21.4	$2.9	$4.1

	Pension Benefits		Other Benefits
Year to Date June 30	2016	2015	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$21.0	$22.6	$1.3	$1.7
Interest cost	26.5	25.2	3.1	3.4
Expected return on plan assets	(24.6)	(25.8)	(1.5)	(1.5)
Prior service cost	0.3	0.4	0.6	1.6
Recognized net actuarial loss	25.9	25.6	(0.8)	0.1
Net periodic benefit costs before regulatory adjustment	49.1	48.0	2.7	5.3
Regulatory adjustment	(2.0)	(5.8)	3.0	2.8
Net periodic benefit costs	$47.1	$42.2	$5.7	$8.1
Year to date June 30, 2016, Great Plains Energy contributed $12.2 million to the pension plans and expects to contribute an additional $63.8 million in 2016 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2016, Great Plains Energy expects to make contributions of $5.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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

The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax (expense) benefit.

	Three Months Ended June 30		Year to Date June 30

	2016	2015	2016	2015
Great Plains Energy	(millions)
Equity compensation expense	$(0.2)	$1.1	$3.5	$0.9
Income tax (expense) benefit	(0.2)	0.3	1.3	0.3
KCP&L
Equity compensation expense	$(0.2)	$0.7	$2.3	$0.6
Income tax (expense) benefit	(0.2)	0.2	0.8	0.2
Performance Shares
Performance share activity year to date June 30, 2016, is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2016	609,010	$25.60
Granted	225,204	31.41
Earned	(306,953)	24.22
Forfeited	(1,714)	27.61
Performance adjustment	99,553	24.16
Ending balance June 30, 2016	625,100	28.13
* weighted-average
At June 30, 2016, the remaining weighted-average contractual term was 1.6 years.  There were no shares granted for the three months ended June 30, 2016 and 2015, respectively. The weighted-average grant-date fair value of shares granted was $31.41 and $24.06 year to date June 30, 2016, and 2015, respectively. At June 30, 2016, there was $9.4 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $7.4 million and $0.5 million year to date June 30, 2016, and 2015, respectively.
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

Restricted Stock
Restricted stock activity year to date June 30, 2016, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2016	231,508	$24.78
Granted and issued	96,053	29.41
Vested	(69,219)	22.59
Forfeited	(572)	27.51
Ending balance June 30, 2016	257,770	27.09
* weighted-average
At June 30, 2016, the remaining weighted-average contractual term was 1.6 years.  The weighted-average grant-date fair value of shares granted was $28.17 and $29.41 for the three months ended and year to date June 30, 2016. There were no shares granted for the three months ended June 30, 2015. The weighted-average grant-date fair value of shares granted was $26.18 year to date June 30, 2015.  At June 30, 2016, there was $3.8 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. No shares vested for the three months ended June 30, 2016. Total fair value of shares vested was $1.6 million year to date June 30, 2016. Total fair value of shares vested was $0.1 million and $1.5 million for the three months ended and year to date June 30, 2015, respectively.
9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At June 30, 2016, Great Plains Energy was in compliance with this covenant.  In June 2016, the facility was amended, among other things, to increase the maximum consolidated indebtedness to consolidated capitalization ratio of 0.65 to 1.00 to a level such that, if Great Plains Energy would not be in compliance with the covenant as of the date of the closing of the anticipated acquisition of Westar, the ratio would increase up to a maximum of 0.75 to 1.00 for one year. At June 30, 2016, Great Plains Energy had $74.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.00% and had issued no letters of credit under the credit facility.  At December 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued $0.2 million letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2016, KCP&L was in compliance with this covenant.  At June 30, 2016, KCP&L had $105.1 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, KCP&L had $180.3 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2016, GMO was in compliance with this covenant.  At June 30, 2016, GMO had $235.3 million of commercial paper outstanding at a weighted-average interest rate of 0.81%, had issued letters of credit totaling $2.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, GMO had $43.7 million commercial paper outstanding at a weighted-average interest rate of 0.65%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $7.5 Billion Term Loan Facility
In connection with the Merger Agreement with Westar, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $8.017 billion (which was subsequently reduced to $7.5 billion) to support the anticipated transaction and provide flexibility for the timing of long-term financing.

10. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2016	2015
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.445% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(250.0)	—
Unamortized discount and debt issuance costs		(16.5)	(17.3)
Total KCP&L excluding current maturities(d)		2,313.9	2,563.1
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2017-2021	5.7	6.8
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(1.9)	(2.1)
Total Great Plains Energy excluding current maturities(d)		$3,495.0	$3,745.1

(a)	Weighted-average interest rates at June 30, 2016

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At June 30, 2016, and December 31, 2015, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

11. PREFERRED STOCK
Cumulative Preferred Stock
In June 2016, Great Plains Energy issued a notice of redemption to redeem its 390,000 shares of outstanding Cumulative Preferred Stock, par value $100 per share, for a total redemption price of $40.1 million on August 10, 2016. Great Plains Energy will redeem all outstanding shares of its (i) 3.80% Preferred for $103.70 per share, plus accrued and unpaid dividends of $0.75 per share, for a total redemption price of $104.45 per share, (ii) 4.50% Preferred for $101.00 per share, plus accrued and unpaid dividends of $0.89 per share, for a total redemption price of $101.89 per share, (iii) 4.20% Preferred for $102.00 per share, plus accrued and unpaid dividends of $0.83 per share, for a total redemption price of $102.83 per share and (iv) 4.35% Preferred for $101.00 per share, plus accrued and unpaid dividends of $0.86 per share, for a total redemption price of $101.86 per share.
Series A Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A, without par value (Series A Preferred Stock), for an aggregate purchase price equal to $750 million at the closing of the merger. The stock purchase agreement is subject to various closing conditions, including approval of the Great Plains Energy shareholders to increase the number of authorized shares of Great Plains Energy common stock required for conversion of the Series A Preferred Stock.
Each share of Series A Preferred Stock shall automatically convert three years after issuance into a number of shares of Great Plains Energy common stock equal to the Conversion Rate.
The Conversion Rate is calculated as follows:
If the average volume-weighted average price per share of Great Plains Energy common stock over 20 consecutive trading days commencing on the 22nd trading day prior to the date of conversion (Applicable Market Value) is:

(a)	Equal to or greater than $34.38, the Conversion Rate shall be 29.0855;

(b)	Less than $34.38 but greater than $28.65, the Conversion Rate shall be $1,000.00 divided by the Applicable Market Value; or

(c)	Less than or equal to $28.65, the Conversion Rate shall be 34.9026.

OMERS can voluntarily convert its Series A Preferred Stock into Great Plains Energy common stock at any time at the 29.0855 Conversion Rate, subject to obtaining all necessary governmental approvals.
The Series A Preferred Stock is entitled to a 7.25% annual dividend, payable in cash, Great Plains Energy common stock or a combination thereof. The Series A Preferred Stock has a liquidation preference of $1,000 per share.
OMERS will be entitled to name two directors to the Great Plains Energy Board if dividends payable with respect to the Series A Preferred Stock are in arrears for two quarters and one observer on the Great Plains Energy Board if Great Plains Energy's credit rating is downgraded to below investment grade, so long as OMERS holds 50 percent of its original investment and subject to all necessary governmental approvals being obtained.
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
Mercury and Air Toxics Standards (MATS) Rule
In December 2011, the EPA finalized the MATS Rule that will reduce emissions of toxic air pollutants, also known as hazardous air pollutants, from new and existing coal- and oil-fired electric utility generating units with a capacity of greater than 25 MWs.  The rule establishes numerical emission limits for mercury, particulate matter (a surrogate for non-mercury metals) and hydrochloric acid (a surrogate for acid gases).  The rule establishes work practices, instead of numerical emission limits, for organic air toxics, including dioxin/furan. KCP&L's and GMO's affected coal-fired units currently comply with the rule.
Industrial Boiler Rule
In December 2012, the EPA issued a final rule that would reduce emissions of hazardous air pollutants from new and existing industrial boilers.  The final rule establishes numeric emission limits for mercury, particulate matter (as a surrogate for non-mercury metals), hydrogen chloride (as a surrogate for acid gases) and carbon monoxide (as a surrogate for non-dioxin organic hazardous air pollutants).  The final rule establishes emission limits for KCP&L's and GMO's existing units that produce steam other than for the generation of electricity.  The final rule does not apply to KCP&L's and GMO's electricity generating boilers, but would apply to most of GMO's Lake Road boilers, which also serve steam customers, and to auxiliary boilers at other generating facilities. KCP&L's and GMO's affected units currently comply with the rule.
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

In August 2015, the EPA finalized its Clean Power Plan which sets CO2 emission performance rates for existing affected fossil fuel-fired electric generating units. Specifically, the EPA translated those performance rates into a state goal measured in mass and rate based on each state's generation mix. The states have the ability to develop their own plans for affected units to achieve either the performance rates directly or the state goals, with guidelines for the development, submittal and implementation of those plans. Nationwide, by 2030, the EPA projects the Clean Power Plan would achieve CO2 emission reductions from the power sector of approximately 32% from CO2 emission levels in 2005.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  KCP&L's Iatan, La Cygne, and Montrose Stations and GMO's Sibley Station have on-site facilities affected by the rule. The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The rule was promulgated in the Federal Register on April 17, 2015, and became effective six months after promulgation with various obligations effective at specified times within the rule. Estimated capital costs to comply with the CCR rule are included in the estimated capital expenditures table above. Certain requirements of the rule would require Great Plains Energy or KCP&L to expedite or incur additional capital expenditures in the future.

Great Plains Energy and KCP&L have Asset Retirement Obligations (AROs) on their balance sheets for closure and post-closure of ponds and landfills containing CCRs. Certain requirements of the rule could in the future require further evaluation of the expected method of compliance and refinement of assumptions underlying the cost estimates for closure and post-closure, Great Plains Energy's and KCP&L's AROs could increase from the amounts presently recorded.
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
At June 30, 2016, and December 31, 2015, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at June 30, 2016, and December 31, 2015, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $1.5 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
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
In November 2014, FERC issued an order finding that MPS Merchant engaged in tariff violations during the Summer Period and ordering refunds in the form of disgorgement of certain revenues. MPS Merchant (and other parties) filed a request for rehearing challenging FERC's findings of tariff violations and the remedy imposed in the November 2014 order. Additionally, several parties representing California utilities and governmental agencies filed a request for clarification or rehearing focusing on the remedy.
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
14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $47.7 million and $94.9 million, respectively, for the three months ended and year to date June 30, 2016. These cost totaled $46.2 million and $92.2 million, respectively, for the three months ended and year to date June 30, 2015.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At June 30, 2016, and December 31, 2015, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	June 30	December 31
	2016	2015
	(millions)
Net receivable from GMO	$49.2	$50.0
Net receivable from Great Plains Energy	19.2	15.8
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
Counterparties to commodity derivatives expose Great Plains Energy and KCP&L to credit loss in the event of nonperformance.  This credit loss is limited to the cost of replacing these contracts at current market rates. Derivative instruments, excluding those instruments that qualify for the normal purchases and normal sales (NPNS) election, which are accounted for by accrual accounting, are recorded on the balance sheet at fair value as an asset or liability.  Changes in the fair value of derivative instruments are recognized in net income, except hedges for KCP&L's and GMO's utility operations that are recorded to a regulatory asset or liability consistent with KCC and MPSC regulatory orders.
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At June 30, 2016, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net receivables and payables with each respective counterparty.
Interest Rate Risk Management
In June 2016, Great Plains Energy entered into four interest rate swaps, with a total notional amount of $4.4 billion, to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar. Settlement of the interest rate swaps is contingent on the consummation of the anticipated acquisition of Westar. The interest rate swaps have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to interest charges.
Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to commodity market price fluctuations. At June 30, 2016, KCP&L had financial contracts in place to hedge approximately 26% of its Missouri jurisdictional portion of the 2016 expected natural gas equivalent bulk power sales price exposure. At June 30, 2016, KCP&L had financial contracts in place to hedge approximately 30%, 20% and 7% of the expected summer month natural gas generation for Missouri jurisdictional retail sales for the remainder of 2016, 2017 and 2018, respectively. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in a recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
KCP&L and GMO have Transmission Congestion Rights (TCRs) that they utilize to hedge against congestion costs and protect load prices in the Southwest Power Pool, Inc. (SPP) Integrated Marketplace. These financial contracts have been designated as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in a recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by KCC and MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At June 30, 2016, GMO had financial contracts in place to hedge approximately 66%, 37% and 11% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2016, 2017 and 2018, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in a recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	June 30		December 31
	2016		2015
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Non-hedging derivatives
Futures contracts	$25.1	$0.5	$26.6	$(5.7)
Forward contracts	13.5	2.9	15.6	3.1
Transmission congestion rights	6.7	0.5	5.6	(0.5)
Interest rate swaps	4,415.0	(77.0)	—	—
KCP&L
Non-hedging derivatives
Futures contracts	$3.3	$(0.4)	$0.9	$(0.1)
Transmission congestion rights	5.1	0.5	4.1	(0.4)
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$5.8	$1.9
Interest rate contracts	Derivative instruments	—	77.0

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other/Derivative instruments	$3.3	$6.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
June 30, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$0.6	$0.5

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$0.2	$0.7

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
June 30, 2016	(millions)
Derivative assets	$5.8	$(1.5)	$4.3	$—	$—	$4.3
Derivative liabilities	78.9	(1.9)	77.0	—	—	77.0
December 31, 2015
Derivative assets	$3.3	$(0.2)	$3.1	$—	$—	$3.1
Derivative liabilities	6.4	(5.9)	0.5	—	—	0.5

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
June 30, 2016	(millions)
Derivative assets	$0.6	$(0.1)	$0.5	$—	$—	$0.5
Derivative liabilities	0.5	(0.5)	—	—	—	—
December 31, 2015
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.7	(0.3)	0.4	—	—	0.4
At June 30, 2016, and December 31, 2015, Great Plains Energy offset $0.4 million and $5.7 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 17 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at June 30, 2016, includes $9.2 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at June 30, 2016, includes $8.8 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Location of Gain (Loss)	(millions)
Electric revenues	$0.1	$(2.5)	$(0.3)	$(7.7)
Fuel	(2.6)	(0.6)	(4.5)	(1.1)
Purchased power	(0.1)	(1.1)	(0.3)	(1.2)
Interest charges	(77.0)	—	(77.0)	—
Regulatory asset	6.1	3.1	(0.1)	(3.2)
Regulatory liability	1.2	—	1.2	—
Total	$(72.3)	$(1.1)	$(81.0)	$(13.2)

KCP&L
	Three Months Ended June 30		Year to Date June 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Location of Gain (Loss)	(millions)
Electric revenues	$0.1	$(2.5)	$(0.3)	$(7.7)
Fuel	(0.5)	—	(0.1)	0.2
Regulatory asset	0.1	1.4	(0.1)	—
Regulatory liability	0.5	—	0.5	—
Total	$0.2	$(1.1)	$—	$(7.5)

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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At June 30, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.2 billion, respectively. At December 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At June 30, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.9 billion, respectively. At December 31, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	June 30 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$140.1	$140.1	$—	$—
Debt securities
U.S. Treasury	28.8	28.8	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	34.0	—	34.0	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	2.1	2.1	—	—
Total nuclear decommissioning trust	210.3	171.0	39.3	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.4	—	4.4	—
Cash and cash equivalents	9.2	9.2	—	—
Total self-insured health plan trust	14.5	10.1	4.4	—
Derivative instruments - commodity (c)	0.6	—	—	0.6
Total	$225.4	$181.1	$43.7	$0.6
Liabilities
Derivative instruments - commodity (c)	0.5	0.4	—	0.1
Total	$0.5	$0.4	$—	$0.1
Other Great Plains Energy
Assets
Derivative instruments - commodity (c)	$5.2	$2.1	$2.5	$0.6
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$5.3	$2.2	$2.5	$0.6
Liabilities
Derivative instruments
Commodity (c)	$1.4	$1.2	$—	$0.2
Interest rates (e)	77.0	—	—	77.0
Total derivative instruments	78.4	1.2	—	77.2
Total	$78.4	$1.2	$—	$77.2
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$210.3	$171.0	$39.3	$—
Self-insured health plan trust (b)	14.5	10.1	4.4	—
Derivative instruments (c)	5.8	2.1	2.5	1.2
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$230.7	$183.3	$46.2	$1.2
Liabilities
Derivative instruments (c) (e)	78.9	1.6	—	77.3
Total	$78.9	$1.6	$—	$77.3

Description	December 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.4	$135.4	$—	$—
Debt securities
U.S. Treasury	26.4	26.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.2	—	29.2	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	3.6	3.6	—	—
Total nuclear decommissioning trust	200.7	165.4	35.3	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.3	—	7.3	—
Cash and cash equivalents	5.2	5.2	—	—
Total self-insured health plan trust	13.6	6.3	7.3	—
Derivative instruments - commodity (c)	0.2	—	—	0.2
Total	$214.5	$171.7	$42.6	$0.2
Liabilities
Derivative instruments - commodity (c)	0.7	0.1	—	0.6
Total	$0.7	$0.1	$—	$0.6
Other Great Plains Energy
Assets
Derivative instruments - commodity (c)	$3.1	$—	$2.7	$0.4
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$3.2	$0.1	$2.7	$0.4
Liabilities
Derivative instruments - commodity(c)	5.7	5.6	—	0.1
Total	$5.7	$5.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$200.7	$165.4	$35.3	$—
Self-insured health plan trust (b)	13.6	6.3	7.3	—
Derivative instruments (c)	3.3	—	2.7	0.6
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$217.7	$171.8	$45.3	$0.6
Liabilities
Derivative instruments (c)	6.4	5.7	—	0.7
Total	$6.4	$5.7	$—	$0.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of commodity derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlations among fuel prices, net of estimated credit risk. Derivative instruments classified as Level 1 represent exchange traded derivative instruments. Derivative instruments classified as Level 2 represent non-exchange traded derivative instruments valued using pricing models for which observable market data is available to corroborate the valuation inputs. Derivative instruments classified as Level 3 represent non-exchange traded derivative instruments valued using pricing models for which observable market data is not available to corroborate the valuation inputs and TCRs valued at the most recent auction price in the SPP Integrated Marketplace.

(d)
At June 30, 2016, and December 31, 2015, the Supplemental Executive Retirement Plan (SERP) rabbi trusts also included $16.2 million and $16.6 million, respectively, of fixed income funds valued at net asset value (NAV) per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

(e)
The fair value of the interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates. As of June 30, 2016, the calculated net present value was discounted by a contingency factor of 0.45 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the settlement of these instruments. See Note 15 for more details on the interest rate swaps.
A decrease in the contingency factor would result in a higher fair value measurement. Management expects that the contingency factor will decrease as the Company obtains certain regulatory and shareholder approvals connected with the anticipated acquisition of Westar and due to the passage of time. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.
The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at April 1	$0.1	$(1.2)
Total realized/unrealized gains (losses):
included in electric revenue	0.1	(2.5)
included in purchased power expense	(0.1)	(1.1)
included in non-operating income	2.9	1.6
included in interest charges	(77.0)	—
included in regulatory liability	0.6	2.0
Purchases	(0.2)	0.4
Settlements	(2.5)	1.6
Net asset (liability) at June 30	$(76.1)	$0.8
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in non-operating income	0.1	—
included in interest charges	(77.0)	—
included in regulatory liability	0.6	—

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.1)	$3.5
Total realized/unrealized gains (losses):
included in electric revenue	(0.3)	(7.7)
included in purchased power expense	(0.3)	(1.2)
included in non-operating income	4.1	3.7
included in interest charges	(77.0)	—
included in regulatory liability	0.6	—
Purchases	(0.5)	0.6
Settlements	(2.6)	1.9
Net asset (liability) at June 30	$(76.1)	$0.8
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in non-operating income	0.1	(0.1)
included in interest charges	(77.0)	—
included in regulatory liability	0.6	—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net liability at April 1	$(0.1)	$(0.8)
Total realized/unrealized gains (losses):
included in electric revenue	0.1	(2.5)
included in regulatory liability	0.5	1.4
Purchases	(0.1)	0.2
Settlements	0.1	1.8
Net asset at June 30	$0.5	$0.1
Total unrealized gains relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in regulatory liability	0.5	—

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.4)	$3.1
Total realized/unrealized gains (losses):
included in electric revenue	(0.3)	(7.7)
included in regulatory liability	0.5	—
Purchases	(0.4)	(0.2)
Settlements	1.1	4.9
Net asset at June 30	$0.5	$0.1
Total unrealized gains relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in regulatory liability	0.5	—

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date June 30, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.2	3.0
Net current period other comprehensive income	2.8	0.2	3.0
Ending balance June 30	$(7.3)	$(1.7)	$(9.0)
Year to Date June 30, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.3	3.1
Net current period other comprehensive income	2.8	0.3	3.1
Ending balance June 30	$(13.0)	$(2.6)	$(15.6)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to date June 30, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	2.8
Net current period other comprehensive income	2.8
Ending balance June 30	$(6.8)
Year to date June 30, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	2.7
Net current period other comprehensive income	2.7
Ending balance June 30	$(12.2)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.3)	Interest charges
	(2.2)	(2.3)	Income before income tax expense and income from equity investments
	0.8	0.9	Income tax benefit
	$(1.4)	$(1.4)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income before income tax expense and income from equity investments
	0.1	—	Income tax benefit
	$(0.1)	$(0.2)	Net income

Total reclassifications, net of tax	$(1.5)	$(1.6)	Net income

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.6)	$(4.6)	Interest charges
	(4.6)	(4.6)	Income before income tax expense and income from equity investments
	1.8	1.8	Income tax benefit
	$(2.8)	$(2.8)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.4)	$(0.4)	Utility operating and maintenance expenses
	(0.4)	(0.4)	Income before income tax expense and income from equity investments
	0.2	0.1	Income tax benefit
	$(0.2)	$(0.3)	Net income

Total reclassifications, net of tax	$(3.0)	$(3.1)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.1)	$(2.1)	Interest charges
	(2.1)	(2.1)	Income before income tax expense
	0.7	0.8	Income tax benefit
Total reclassifications, net of tax	$(1.4)	$(1.3)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.4)	$(4.4)	Interest charges
	(4.4)	(4.4)	Income before income tax expense
	1.6	1.7	Income tax benefit
Total reclassifications, net of tax	$(2.8)	$(2.7)	Net income

18. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2016	2015	2016	2015
Current income taxes	(millions)
Federal	$—	$—	$(0.1)	$0.5
State	0.1	—	0.3	(0.1)
Total	0.1	—	0.2	0.4
Deferred income taxes
Federal	11.7	20.3	21.4	25.4
State	3.1	4.5	5.4	5.9
Total	14.8	24.8	26.8	31.3
Investment tax credit
Deferral	2.5	—	2.5	—
Investment tax credit amortization	(0.3)	(0.3)	(0.7)	(0.7)
Total	2.2	(0.3)	1.8	(0.7)
Income tax expense	$17.1	$24.5	$28.8	$31.0

	Three Months Ended June 30		Year to Date June 30
KCP&L	2016	2015	2016	2015
Current income taxes	(millions)
Federal	$0.8	$4.2	$1.2	$(1.5)
State	0.2	0.7	0.3	(0.4)
Total	1.0	4.9	1.5	(1.9)
Deferred income taxes
Federal	30.6	7.9	39.0	16.2
State	6.0	2.4	8.0	4.4
Total	36.6	10.3	47.0	20.6
Investment tax credit amortization	(0.3)	(0.3)	(0.5)	(0.5)
Income tax expense	$37.3	$14.9	$48.0	$18.2

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	—	1.3	0.2	0.8
Amortization of investment tax credits	(0.7)	(0.5)	(0.8)	(0.8)
Federal income tax credits	(5.9)	(4.0)	(6.8)	(5.6)
State income taxes	4.2	3.8	4.2	3.7
Other	2.1	(0.1)	1.2	(0.3)
Effective income tax rate	34.7%	35.5%	33.0%	32.8%

	Three Months Ended June 30		Year to Date June 30
KCP&L	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.1)	2.0	—	1.3
Amortization of investment tax credits	(0.3)	(0.6)	(0.4)	(0.9)
Federal income tax credits	(2.3)	(6.2)	(3.7)	(8.7)
State income taxes	3.9	4.1	3.9	4.0
Other	(0.1)	(0.6)	(0.2)	(0.7)
Effective income tax rate	36.1%	33.7%	34.6%	30.0%
19. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including costs to achieve the anticipated acquisition of Westar.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income.

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended June 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$670.8	$—	$—	$670.8
Depreciation and amortization	(85.3)	—	—	(85.3)
Interest (charges) income	(49.0)	(91.9)	8.0	(132.9)
Income tax (expense) benefit	(51.2)	34.1	—	(17.1)
Net income (loss)	88.3	(56.3)	—	32.0

Year to Date June 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,242.9	$—	$—	$1,242.9
Depreciation and amortization	(170.5)	—	—	(170.5)
Interest (charges) income	(98.1)	(102.0)	16.0	(184.1)
Income tax (expense) benefit	(64.3)	35.5	—	(28.8)
Net income (loss)	117.3	(58.9)	—	58.4

Three Months Ended June 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$609.0	$—	$—	$609.0
Depreciation and amortization	(83.5)	—	—	(83.5)
Interest (charges) income	(47.9)	(10.1)	8.0	(50.0)
Income tax (expense) benefit	(25.6)	1.1	—	(24.5)
Net income (loss)	46.4	(2.0)	—	44.4

Year to Date June 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,158.1	$—	$—	$1,158.1
Depreciation and amortization	(163.3)	—	—	(163.3)
Interest (charges) income	(93.2)	(20.1)	16.0	(97.3)
Income tax (expense) benefit	(33.5)	2.5	—	(31.0)
Net income (loss)	67.3	(4.0)	—	63.3

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2016	(millions)
Assets	$11,304.5	$104.0	$(398.2)	$11,010.3
Capital expenditures (a)	302.4	—	—	302.4
December 31, 2015
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures (a)	677.1	—	—	677.1
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations, which include its Missouri Public Service and St. Joseph Light & Power divisions, and GMO Receivables Company.  Electric utility has approximately 6,400 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 851,200 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges.
Anticipated Acquisition of Westar Energy, Inc.
On May 29, 2016, Great Plains Energy entered into an Agreement and Plan of Merger (Merger Agreement) by and among Great Plains Energy, Westar, and, from and after its accession to the Merger Agreement, GP Star, Inc., a wholly owned subsidiary of Great Plains Energy in the State of Kansas (Merger Sub). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Westar, with Westar continuing as the surviving corporation. Upon closing, pursuant to the Merger Agreement, Great Plains Energy will acquire Westar for (i) $51.00 in cash and (ii) a number, rounded to the nearest 1/10,000 of a share, of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average price per share of Great Plains Energy common stock during a 20 trading day period prior to the closing date of the merger, for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy.

Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and the Westar Board and remains subject to certain approvals of each of Great Plains Energy's and Westar's shareholders; regulatory approvals from KCC, NRC, FERC and the FCC; HSR antitrust review; as well as other customary conditions. See Note 2 to the consolidated financial statements for more information regarding the acquisition.

Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended June 30, 2016, decreased to $31.6 million or $0.20 per share from $44.0 million or $0.28 per share for the same period in 2015 driven primarily by costs to achieve the anticipated acquisition of Westar and an increase in interest charges partially offset by new retail rates; warmer weather; new cost recovery mechanisms; an increase in Missouri Energy Efficiency Investment Act (MEEIA) throughput disincentive and lower income tax expense.
Great Plains Energy's earnings available for common shareholders year to date June 30, 2016, decreased to $57.6 million or $0.37 per share from $62.5 million or $0.40 per share for the same period in 2015 driven primarily by costs to achieve the anticipated acquisition of Westar; an increase in utility operating and maintenance expense, depreciation and amortization expense, general taxes and interest charges partially offset by new retail rates; warmer weather; new cost recovery mechanisms; and an increase in MEEIA throughput disincentive.

For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Adjusted Earnings (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) for the three months ended and year to date June 30, 2016 were $85.6 million or $0.55 per share and $111.6 million or $0.72 per share, respectively. For the three months ended and year to date June 30, 2015, adjusted earnings (non-GAAP) and GAAP earnings were the same at $44.0 million or $0.28 and $62.5 million or $0.40 per share, respectively. In addition to earnings available for common shareholders, Great Plains Energy's management uses adjusted earnings (non-GAAP) to evaluate earnings without the impact of costs to achieve the anticipated acquisition of Westar. Adjusted earnings (non-GAAP) excludes certain costs, expenses, gains and losses resulting from the anticipated acquisition. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) is used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) is a financial measure that is not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.
The following table provides a reconciliation between earnings available for common shareholders as determined in accordance with GAAP and adjusted earnings (non-GAAP):

	Three Months Ended		Year to Date
	June 30, 2016		June 30, 2016
	(millions, except per share amounts)
		Earnings per diluted share		Earnings per diluted share
Earnings available for common shareholders	$31.6	$0.20	$57.6	$0.37
Costs to achieve the anticipated acquisition of Westar:
Operating expense (a)	5.0		5.0
Financing (b)	4.7		4.7
Mark-to-market impacts of interest rate swaps (c)	77.0		77.0
Income tax benefit	(32.7)		(32.7)
Adjusted earnings (non-GAAP)	$85.6	$0.55	$111.6	$0.72
(a) Reflects legal, advisory and consulting fees and are included in Costs to achieve the anticipated acquisition of Westar on the consolidated statements of comprehensive income.
(b) Reflects fees incurred to finance the anticipated acquisition of Westar, including fees for a bridge term loan facility, and are included in interest charges on the consolidated statements of comprehensive income.
(c) Reflects the mark-to-market loss on interest rate swaps entered into in connection with financing the anticipated acquisition of Westar and are included in interest charges on the consolidated statements of comprehensive income.

Regulatory Proceedings
See Note 6 to the consolidated financial statements for information regarding regulatory proceedings.
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
RELATED PARTY TRANSACTIONS
See Note 14 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
	(millions)
Operating revenues	$670.8	$609.0	$1,242.9	$1,158.1
Fuel	(89.4)	(99.9)	(180.0)	(207.5)
Purchased power	(53.1)	(48.8)	(98.1)	(94.2)
Transmission	(17.2)	(20.3)	(40.7)	(41.2)
Other operating expenses	(238.5)	(236.6)	(476.4)	(461.9)
Costs to achieve the anticipated acquisition of Westar	(5.0)	—	(5.0)	—
Depreciation and amortization	(85.3)	(83.5)	(170.5)	(163.3)
Operating income	182.3	119.9	272.2	190.0
Non-operating income and expenses	(1.0)	(1.4)	(2.3)	0.9
Interest charges	(132.9)	(50.0)	(184.1)	(97.3)
Income tax expense	(17.1)	(24.5)	(28.8)	(31.0)
Income from equity investments	0.7	0.4	1.4	0.7
Net income	32.0	44.4	58.4	63.3
Preferred dividends	(0.4)	(0.4)	(0.8)	(0.8)
Earnings available for common shareholders	$31.6	$44.0	$57.6	$62.5
Reconciliation of gross margin to operating revenue:
Operating revenues	$670.8	$609.0	$1,242.9	$1,158.1
Fuel	(89.4)	(99.9)	(180.0)	(207.5)
Purchased power	(53.1)	(48.8)	(98.1)	(94.2)
Transmission	(17.2)	(20.3)	(40.7)	(41.2)
Gross margin (a)	$511.1	$440.0	$924.1	$815.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Electric Utility Segment
Electric utility's net income increased $41.9 million for the three months ended June 30, 2016, compared to the same period in 2015 primarily due to:

•
a $71.1 million increase in gross margin driven by new retail rates, warmer weather, new cost recovery mechanisms and an increase in MEEIA throughput disincentive; partially offset by a decrease in weather-normalized demand; and

•	a $25.6 million increase in income tax expense primarily due to an increase in pre-tax income.

Electric utility's net income increased $50.0 million year to date June 30, 2016, compared to the same period in 2015 primarily due to:

•
a $108.9 million increase in gross margin driven by warmer weather, new retail rates, new cost recovery mechanisms and an increase in MEEIA throughput disincentive; partially offset by a decrease in weather-normalized demand;

•
a $12.9 million increase in other operating expenses driven by an increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization, an increase in pension expense and equity compensation expense, and an increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues, partially offset by a decrease in plant operating and maintenance expenses;

•	a $7.2 million increase in depreciation and amortization expense driven by capital additions;

•	a $3.1 million decrease in non-operating income and expenses driven by a decrease in the equity component of AFUDC;

•
a $4.9 million increase in interest charges primarily due to an increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015; and

•	a $30.8 million increase in income tax expense primarily due to an increase in pre-tax income.
Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $54.3 million and $54.9 million, respectively, for the three months ended and year to date June 30, 2016, compared to the same periods in 2015 primarily due to:

•	$5.0 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•	$4.7 million of interest charges for fees incurred for a bridge term loan facility entered into in connection with the anticipated acquisition of Westar;

•
a $77.0 million mark-to-market loss on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar; and

•	$32.7 million of income tax benefits related to these items.

Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel, purchased power and transmission. Expenses for fuel, purchased power and certain transmission costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations prior to September 29, 2015, when a cost adjustment mechanism was approved.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a meaningful basis for evaluating electric utility's operations across periods than operating revenues because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Great Plains Energy Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended June 30		Year to Date June 30
	2016	2015	2016	2015
	(millions)
Operating revenues	$670.8	$609.0	$1,242.9	$1,158.1
Fuel	(89.4)	(99.9)	(180.0)	(207.5)
Purchased power	(53.1)	(48.8)	(98.1)	(94.2)
Transmission	(17.2)	(20.3)	(40.7)	(41.2)
Other operating expenses	(236.8)	(235.7)	(473.1)	(460.2)
Depreciation and amortization	(85.3)	(83.5)	(170.5)	(163.3)
Operating income	189.0	120.8	280.5	191.7
Non-operating income and expenses	(0.5)	(0.9)	(0.8)	2.3
Interest charges	(49.0)	(47.9)	(98.1)	(93.2)
Income tax expense	(51.2)	(25.6)	(64.3)	(33.5)
Net income	$88.3	$46.4	$117.3	$67.3
Reconciliation of gross margin to operating revenue
Operating revenues	$670.8	$609.0	$1,242.9	$1,158.1
Fuel	(89.4)	(99.9)	(180.0)	(207.5)
Purchased power	(53.1)	(48.8)	(98.1)	(94.2)
Transmission	(17.2)	(20.3)	(40.7)	(41.2)
Gross margin (a)	$511.1	$440.0	$924.1	$815.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2016	2015	Change (c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$270.7	$233.6	16	2,016	1,844	9
Commercial	269.9	249.9	8	2,609	2,597	—
Industrial	61.1	56.6	8	787	793	(1)
Other retail revenues	5.3	4.9	7	29	29	3
Provision for rate refund	(8.1)	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	17.8	12.3	46	N/A	N/A	N/A
Total retail	616.7	557.3	11	5,441	5,263	3
Wholesale revenues	39.7	40.7	(3)	2,045	1,591	29
Other revenues	14.4	11.0	32	N/A	N/A	N/A
Operating revenues	670.8	609.0	10	7,486	6,854	9
Fuel	(89.4)	(99.9)	(11)
Purchased power	(53.1)	(48.8)	9
Transmission	(17.2)	(20.3)	(15)
Gross margin (b)	$511.1	$440.0	16
(a) Consists of recovery of program costs of $9.0 million and $10.5 million for the three months ended June 30, 2016, and 2015, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $8.8 million and $1.8 million for the three months ended June 30, 2016, and 2015, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2016	2015	Change (c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	496.9	458.8	8	4,092	4,132	(1)
Commercial	501.4	471.3	6	5,162	5,258	(2)
Industrial	111.8	103.9	8	1,552	1,544	1
Other retail revenues	10.6	9.9	6	58	58	1
Provision for rate refund	(14.7)	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	30.6	18.9	62	N/A	N/A	N/A
Total retail	1,136.6	1,062.8	7	10,864	10,992	(1)
Wholesale revenues	76.5	69.3	10	4,401	2,764	59
Other revenues	29.8	26.0	15	N/A	N/A	N/A
Operating revenues	1,242.9	1,158.1	7	15,265	13,756	11
Fuel	(180.0)	(207.5)	(13)
Purchased power	(98.1)	(94.2)	4
Transmission	(40.7)	(41.2)	(1)
Gross margin (b)	924.1	815.2	13
(a) Consists of recovery of program costs of $17.0 million and $17.2 million year to date June 30, 2016, and 2015, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $13.6 million and $1.7 million year to date June 30, 2016, and 2015, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

Electric utility's gross margin increased $71.1 million for the three months ended June 30, 2016, compared to the same period in 2015 driven by:

•
an estimated $36 million increase due to new retail rates and an estimated $11 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $7.0 million increase in MEEIA throughput disincentive;

•	an estimated $28 million increase due to warmer weather driven by a 31% increase in cooling degree days; and

•	an estimated $8 million decrease from weather-normalized retail demand.
Electric utility's gross margin increased $108.9 million year to date June 30, 2016, compared to the same period in 2015 driven by:

•
an estimated $65 million increase due to new retail rates and an estimated $27 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an $11.9 million increase in MEEIA throughput disincentive;

•
an estimated $11 million increase due to weather with a 31% increase in cooling degree days in the second quarter of 2016 partially offset by a 16% decrease in heating degree days in the first quarter of 2016; and

•	an estimated $7 million decrease from weather-normalized retail demand.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $12.9 million year to date June 30, 2016, compared to the same period in 2015 primarily due to:

•	a $5.0 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $4.5 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $2.6 million increase in equity compensation expense;

•	a $6.1 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues; and

•	a $7.2 million decrease in plant operating and maintenance expense due to fewer planned outages in 2016.

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $7.2 million year to date June 30, 2016, compared to the same period in 2015 due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $3.1 million year to date June 30, 2016, compared to the same period in 2015 primarily due to a $1.1 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2016.
Electric Utility Interest Charges
Electric utility's interest charges increased $4.9 million year to date June 30, 2016, compared to the same period in 2015 primarily due to a $6.3 million increase in interest expense related to KCP&L's issuance of $350 million of

3.65% Senior Notes in August 2015; partially offset by a $1.7 million decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $25.6 million and $30.8 million, respectively, for the three months ended and year to date June 30, 2016, compared to the same period in 2015 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2016 compared to December 31, 2015)

•	Great Plains Energy's receivables, net increased $64.1 million primarily due to seasonal increases in customer accounts receivable.

•	Great Plains Energy's notes payable increased $64.0 million primarily due to borrowings for up-front fees and other expenses incurred in connection with the anticipated acquisition of Westar.

•	Great Plains Energy's commercial paper increased $116.4 million primarily due to borrowings for general corporate purposes.

•
Great Plains Energy's current maturities of long-term debt increased $250.0 million and long-term debt decreased $250.1 million due to the reclassification of KCP&L's $250.0 million of 5.85% Senior Notes from long-term to current.

•	Great Plains Energy's accounts payable decreased $89.6 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $49.0 million primarily due to the timing of property tax payments.

•
Great Plains Energy's derivative instruments - current liabilities increased $76.5 million due to a $77.0 million mark-to-market loss on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar.

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
Great Plains Energy's liquid resources at June 30, 2016, consisted of $7.2 million of cash and cash equivalents on hand and $847.0 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $126.0 million from Great Plains Energy's revolving credit facility, $492.1 million from KCP&L's credit facilities and $228.9 million from GMO's credit facilities.  See Notes 4 and 9 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Great Plains Energy has a 364-day $7.5 billion senior unsecured bridge term loan facility to support the anticipated acquisition of Westar and provide flexibility for timing of long-term financing. See Note 9 to the consolidated financial statements for additional information.
For a description of Great Plains Energy's proposed financing plan with respect to the anticipated acquisition of Westar, see Note 2 to the consolidated financial statements.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $79.9 million increase in cash flows from operating activities for Great Plains Energy year to date June 30, 2016, compared to the same period in 2015 was primarily due to new retail rates and new cost recovery mechanisms for KCP&L. Other changes in working capital are detailed in Note 2 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures decreased $64.4 million year to date June 30, 2016, compared to the same period in 2015 primarily due to a decrease in cash utility capital expenditures related to infrastructure and system improvements.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities decreased $137.8 million year to date June 30, 2016, compared to the same period in 2015, primarily due to a $97.6 million decrease in the net change in short-term borrowings driven by lower borrowings for capital expenditures and other general corporate purposes, and $51.4 million in issuance fees related to establishing Great Plains Energy's $7.5 billion bridge credit facility and a payment to OMERS pursuant to a stock purchase agreement.
Financing Authorization
Under stipulations with MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  At June 30, 2016, KCP&L had utilized all of its MPSC authorization, which also expired on June 30, 2016. KCP&L will seek new authorization if and when it is deemed necessary.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016. At June 30, 2016 there was $894.9 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At June 30, 2016, there was $514.7 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2016, GMO had an outstanding payable to Great Plains Energy under the money pool of $1.5 million.

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
Year to date June 30, 2016, the Company contributed $12.2 million to the pension plans and expects to contribute an additional $63.8 million in 2016 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date June 30
	2016	2015
	(millions)
Operating revenues	$876.5	$787.8
Fuel	(128.6)	(147.9)
Purchased power	(51.6)	(50.5)
Transmission	(30.3)	(26.1)
Other operating expenses	(335.3)	(322.4)
Depreciation and amortization	(122.2)	(116.3)
Operating income	208.5	124.6
Non-operating income and expenses	0.2	1.8
Interest charges	(70.2)	(65.6)
Income tax expense	(48.0)	(18.2)
Net income	$90.5	$42.6
Reconciliation of gross margin to operating revenue:
Operating revenues	$876.5	$787.8
Fuel	(128.6)	(147.9)
Purchased power	(51.6)	(50.5)
Transmission	(30.3)	(26.1)
Gross margin (a)	$666.0	$563.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2016	2015	Change(c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$321.0	$287.9	11	2,469	2,483	(1)
Commercial	373.7	347.2	8	3,613	3,702	(2)
Industrial	70.8	62.9	13	903	872	3
Other retail revenues	6.6	6.1	9	43	42	—
Provision for rate refund	0.4	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	18.9	9.6	96	N/A	N/A	N/A
Total retail	791.4	713.7	11	7,028	7,099	(1)
Wholesale revenues	72.2	63.1	14	4,228	2,549	66
Other revenues	12.9	11.0	16	N/A	N/A	N/A
Operating revenues	876.5	787.8	11	11,256	9,648	17
Fuel	(128.6)	(147.9)	(13)
Purchased power	(51.6)	(50.5)	2
Transmission	(30.3)	(26.1)	16
Gross margin (b)	$666.0	$563.3	18

(a)
Consists of recovery of program costs of $10.3 million and $8.0 million year to date June 30, 2016, and 2015, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $8.6 million and $1.6 million year to date June 30, 2016, and 2015, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(c)	N/M - not meaningful

KCP&L's gross margin increased $102.7 million year to date June 30, 2016, compared to the same period in 2015 primarily due to:

•
an estimated $65 million increase due to new retail rates and an estimated $27 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $7.0 million increase in MEEIA throughput disincentive;

•
an estimated $7 million increase due to warmer weather driven by a 31% increase in cooling degree days in the second quarter of 2016 partially offset by a 16% decrease in heating degree days in the first quarter of 2016; and

•	an estimated $4 million decrease from weather-normalized retail demand.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $12.9 million year to date June 30, 2016, compared to the same period in 2015 primarily due to:

•	a $5.0 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $4.6 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $1.7 million increase in equity compensation expense;

•	a $6.2 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues; and

•	a $5.9 million decrease in plant operating and maintenance expense due to fewer planned outages in 2016.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $5.9 million year to date June 30, 2016, compared to the same period in 2015 due to capital additions.
KCP&L Interest Charges
KCP&L's interest charges increased $4.6 million year to date June 30, 2016, compared to the same period in 2015 primarily due to a $6.3 million increase in interest expense in 2016 related to the issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a $1.7 million decrease due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $29.8 million year to date June 30, 2016, compared to the same period in 2015 primarily due to increased pre-tax income.
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
At June 30, 2016, Great Plains Energy had $4.4 billion of notional amounts of fixed-to-floating interest rate swaps to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar. Settlement of these swaps is contingent on the consummation of the anticipated acquisition of Westar. Assuming settlement of the swaps, a hypothetical 10% increase in the interest rates underlying the swaps would have resulted in an approximately $55 million increase in interest expense associated with settlement of the swaps as of June 30, 2016.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at June 30, 2016, was $7.0 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 12 and 13 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2015 Form 10-K for each of Great Plains Energy and KCP&L.  As a result of the anticipated acquisition of Westar, Great Plains Energy is subject to additional risks as described below. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.

Risks Relating to the Anticipated Acquisition of Westar:
The ability of Great Plains Energy and Westar to complete the merger is subject to various closing conditions, including the approval of Great Plains Energy and Westar shareholders of certain proposals related to the merger and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Great Plains Energy or cause the merger to be abandoned.
To complete the merger, Great Plains Energy shareholders must approve the issuance of shares of Great Plains Energy common stock as contemplated by the Merger Agreement, and Westar shareholders must vote to adopt the Merger Agreement. In addition, each of Great Plains Energy and Westar must also make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities.

Great Plains Energy and Westar have not yet obtained the regulatory consents and approvals required to complete the merger. Governmental or regulatory agencies could seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. Great Plains Energy and Westar will be unable to complete the merger until the waiting period under the HSR Act has expired or been terminated and consents and approvals are received from FERC, the NRC, the KCC and the FCC (collectively referred to as the required governmental approvals). Great Plains Energy believes that the MPSC does not have jurisdiction to approve or disapprove the anticipated acquisition of Westar. However, a third party could file a complaint asserting that the MPSC should assert jurisdiction. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the merger.

In June 2016, the Department of Justice (DOJ) sent a letter to Great Plains Energy and Westar requesting that the parties provide on a voluntary basis certain documents and information. Great Plains Energy and Westar intend to fully cooperate with the DOJ in its investigation. Based upon an examination of information available relating to the businesses in which the companies are engaged, Great Plains Energy and Westar believe that the merger will receive the necessary antitrust clearance. However, there can be no assurance that a challenge to the merger on antitrust grounds will not be made or, if such a challenge is made, of the result of such challenge.

Additionally, even after the statutory waiting period under the antitrust laws and even after completion of the merger, governmental authorities could seek to block or challenge the merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a private party could initiate an action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Great Plains Energy or Westar may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

The special meetings at which the Great Plains Energy shareholders and the Westar shareholders will vote on the transactions contemplated by the Merger Agreement may take place before all such approvals have been obtained and, in cases where they have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, if shareholder approval of the transactions contemplated by the Merger Agreement is obtained at such meetings, Great Plains Energy and Westar may make decisions after the special meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval. Such actions could have an adverse effect on the combined company.

In addition, the Merger Agreement contains other customary closing conditions.

If Great Plains Energy and Westar are unable to complete the merger, Great Plains Energy would be subject to a number of risks, including the following:

•	Great Plains Energy would not realize the anticipated benefits of the merger, including, among other things, increased operating efficiencies and future cost savings;

•
the attention of management of Great Plains Energy may have been diverted to the merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial to the Company;

•	the potential loss of key personnel during the pendency of the merger as employees may experience uncertainty about their future roles with the combined company; and

•	the trading price of Great Plains Energy common stock may decline to the extent that the current market prices reflect a market assumption that the merger will be completed.
Great Plains Energy will be required to pay Westar a termination fee of $380 million if the Merger Agreement is terminated due to the failure to receive the required governmental approvals or the failure to receive them on terms and conditions that would not result in a material adverse effect on Great Plains Energy and its subsidiaries, after giving effect to the merger. Alternatively, if the Merger Agreement is terminated because the Great Plains Energy shareholders do not approve the proposal to approve the issuance of common stock as contemplated by the Merger Agreement, Great Plains Energy will be required to pay Westar a termination fee of $80 million.

We can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals and other approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on Great Plains Energy's results of operations and the trading price of Great Plains Energy common stock.

The Merger Agreement contains provisions that limit Great Plains Energy's or Westar's ability to pursue alternatives to the merger, could discourage a potential competing acquirer of either Great Plains Energy or Westar from making a favorable alternative transaction proposal and, in certain circumstances, could require Westar or Great Plains Energy to pay a termination fee to the other party.
Under the Merger Agreement, Westar and Great Plains Energy each are restricted from entering into alternative transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, each party is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. While either company's board of directors is permitted to change its recommendation to shareholders prior to the special meeting under certain circumstances, namely if such company is in receipt of a superior proposal or an intervening event has occurred, before either company's board of directors changes its recommendation to shareholders in such circumstances, such company must, if requested by the other company, negotiate with the other company regarding potential amendments to the Merger Agreement. Westar and Great Plains Energy each may terminate the Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the provisions of the merger agreement restricting solicitation of alternative proposals and requiring payment of a termination fee in certain circumstances. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Westar or Great Plains Energy from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. As a result of these restrictions, neither Westar nor Great Plains Energy may be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to the other.

If the Merger Agreement is terminated because the Great Plains Energy Board changes its recommendation to shareholders, under certain circumstances, Great Plains Energy will be required to pay Westar a termination fee of $180 million. If the Merger Agreement is terminated because the Westar Board changes its recommendation to shareholders, under certain circumstances, Westar will be required to pay Great Plains Energy a termination fee of

$280 million. If such a termination fee is payable, the payment of this fee could have a material adverse effect on the financial condition and operations of the company making such payment.

Great Plains Energy and Westar will be subject to various uncertainties while the merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.
Uncertainty about the effect of the merger on employees, suppliers and customers may have an adverse effect on Great Plains Energy and Westar. Although Great Plains Energy and Westar intend to take steps designed to reduce any adverse effects, these uncertainties may impair the ability of Great Plains Energy or Westar to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Great Plains Energy or Westar to seek to change or terminate existing business relationships with Great Plains Energy or Westar or not enter into new relationships or transactions.

Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite Great Plains Energy's and Westar's retention and recruiting efforts, key employees depart or fail to continue employment with either company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Great Plains Energy's and/or Westar's financial results could be adversely affected. Furthermore, the combined company's operational and financial performance following the merger could be adversely affected if it is unable to retain key employees and skilled workers of Great Plains Energy and Westar. The loss of the services of key employees and skilled workers and their experience and knowledge regarding Great Plains Energy's and Westar's businesses could adversely affect the combined company's future operating results and the successful ongoing operation of its businesses.

Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading prices of Great Plains Energy common stock and the future business and financial results of Great Plains Energy.
Completion of the merger is not assured and is subject to risks, including the risks that approval of the merger by the respective shareholders of Great Plains Energy and Westar or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading prices of Great Plains Energy common stock and the future business and financial results of Great Plains Energy, and will be subject to several risks, including the following:

•	Great Plains Energy may be liable for damages to Westar under the terms and conditions of the Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of Great Plains Energy common stock due to the fact that current prices may reflect a market assumption that the merger will be completed;

•	having to pay certain significant costs relating to the merger, including, in certain circumstances, a termination fee; and

•
the attention of management of Great Plains Energy will have been diverted to the merger rather than Great Plains Energy's own operations and pursuit of other opportunities that could have been beneficial to Great Plains Energy.

Failure to successfully combine the businesses of Great Plains Energy and Westar in the expected time frame may adversely affect the future results of the combined company, and, consequently, the value of Great Plains Energy common stock.
The success of the merger will depend, in part, on the ability of Great Plains Energy to realize the anticipated benefits and efficiencies from combining the businesses of Great Plains Energy and Westar. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transactions may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger. These integration difficulties could result in a decline in the market value of Great Plains Energy common stock.

Each of Great Plains Energy and Westar will incur significant transaction and merger-related costs in connection with the merger.
Great Plains Energy and Westar expect to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. Great Plains Energy is in the early stages of assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses of Great Plains Energy and Westar. Although Great Plains Energy and Westar expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

Current Great Plains Energy shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management of the combined company.
Upon completion of the merger, Great Plains Energy will issue up to approximately 45 million shares of Great Plains Energy common stock to Westar shareholders in connection with the transactions contemplated by the merger agreement.

Great Plains Energy shareholders currently have the right to vote for the Company's board of directors and on other matters affecting Great Plains Energy. When the merger occurs, each Westar shareholder that receives shares of Great Plains Energy common stock will become a shareholder of Great Plains Energy with a percentage ownership of the combined company that is significantly smaller than the shareholder's percentage ownership in Westar. Correspondingly, each Great Plains Energy shareholder will remain a shareholder of Great Plains Energy with a percentage ownership of the combined company that is smaller than the shareholder's percentage ownership of Great Plains Energy prior to the merger. As a result of these reduced ownership percentages, current Great Plains Energy shareholders will have less influence on the management and policies of the combined company than they now have with respect to Great Plains Energy.

The market price of Great Plains Energy common stock after the merger may be affected by factors different from those affecting the shares of Great Plains Energy or Westar currently.
Upon completion of the merger, the businesses of the combined company will differ from those of Great Plains Energy and Westar prior to the merger in important respects and, accordingly, the results of operations of the combined company and the market price of Great Plains Energy's shares of common stock following the merger may be affected by factors different from those currently affecting the independent results of operations of Great Plains Energy and Westar.

Great Plains Energy may be unable to obtain the anticipated combination of financing or the necessary amount of financing to pay the cash portion of the merger consideration.
Great Plains Energy intends to finance the cash portion of the merger consideration with a combination of cash on hand and the proceeds from the issuance of a combination of common stock, mandatory convertible preferred stock and debt securities. In order to have sufficient shares of Great Plains Energy common stock available to complete the anticipated equity financing, Great Plains Energy will be asking its shareholders to approve an amendment to its articles of incorporation to increase the amount of authorized capital stock of Great Plains Energy (the Charter Amendment proposal). However, approval of the Charter Amendment proposal is not a condition to completion of the merger. Accordingly, if all the other conditions in the merger agreement were satisfied or waived, Great Plains Energy would be required to complete the merger even if the Charter Amendment proposal was not approved. In such event, Great Plains Energy would be required to obtain financing from an alternative source, which may be more expensive and/or more difficult to obtain.

To the extent the proceeds from Great Plains Energy's expected securities issuances are not available on or before the closing date of the merger, or are in insufficient amounts, Great Plains Energy may use borrowings under its bridge term loan facility to fund all or a portion of the cash consideration for the merger. However, the availability of funds under the bridge term loan facility is subject to certain conditions including, among others, the absence of a material adverse effect with respect to Westar and its subsidiaries, taken as a whole, the accuracy of certain representations and warranties and the absence of certain defaults with respect to indebtedness of Great Plains Energy and its subsidiaries.

If Great Plains Energy is required to obtain more debt financing than anticipated, whether through the issuance of debt securities or borrowings under the bridge term loan facility, the required regulatory approvals to complete the merger may be more difficult to obtain and the combined company's credit ratings and ability to service its debt could be adversely affected.

There are risks associated with the mandatory convertible preferred stock Great Plains Energy expects to issue pursuant to its stock purchase agreement with OMERS to finance a portion of the merger consideration.
In connection with the Merger Agreement, Great Plains Energy entered into a stock purchase agreement with OMERS pursuant to which Great Plains Energy will issue and sell to OMERS $750 million of the Series A Preferred Stock upon the consummation of the merger. Upon entering into the stock purchase agreement, Great Plains paid OMERS $15 million, which is not refundable in the event the merger is not consummated. The terms of the Series A Preferred Stock will provide that if Great Plains Energy misses two quarterly dividend payments, Great Plains Energy would be required to appoint two representatives designated by OMERS to the Great Plains Energy Board. In addition, OMERS' non-U.S. based ownership could potentially complicate obtaining the required regulatory approvals for the merger.

The combined company's indebtedness following the merger will be greater than Great Plains Energy's existing indebtedness. As a result, it may be more difficult for the combined company to pay or refinance its debts or take other actions, and the combined company may need to divert its cash flow from operations to debt service payments.
In connection with the merger, Great Plains Energy will incur additional debt to pay the cash portion of the merger consideration and transaction expenses and the indebtedness of the combined company will include Westar's outstanding debt. The combined company's debt service obligations with respect to this increased indebtedness could have an adverse impact on its earnings and cash flows, which after the merger would include the earnings and cash flows of Westar, for as long as the indebtedness is outstanding.

The combined company's increased indebtedness could also have important consequences to holders of Great Plains Energy common stock. For example, it could:

•
make it more difficult for the combined company to pay or refinance its debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause the combined company to not have sufficient cash flows from operations to make its scheduled debt payments;

•
limit the combined company's flexibility to pursue other strategic opportunities or react to changes in its business and the industry in which it operates and, consequently, place the combined company at a competitive disadvantage to its competitors with less debt;

•
require a substantial portion of the combined company's cash flows from operations to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes;

•
result in a downgrade in the rating of the combined company's indebtedness, which could limit its ability to borrow additional funds or increase the interest rates applicable to its indebtedness (after the announcement of the merger, Moody's Investors Service placed its long-term ratings on Great Plains Energy on review for downgrade and Standard & Poor's Ratings Services revised the outlook on Great Plains Energy and several of its subsidiaries from stable to negative);

•	reduce the amount of credit available to Great Plains Energy and its subsidiaries to support its hedging activities;

•	result in higher interest expense in the event of increases in interest rates since some of Great Plains Energy's borrowings are, and will continue to be, at variable rates of interest; or

•	require that additional terms, conditions or covenants be placed on Great Plains Energy.
Based upon current levels of operations, Great Plains Energy expects to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under Great Plains Energy's and its current subsidiaries' existing credit facilities, indentures and other instruments governing their outstanding indebtedness, and under the indebtedness of Westar and its subsidiaries that may remain outstanding after the merger; but there can be no assurance that the combined company will be able to repay or refinance such borrowings and obligations.

Great Plains Energy is committed to maintaining its credit ratings. In order to maintain these credit ratings, Great Plains Energy may consider it appropriate to reduce the amount of indebtedness outstanding following the merger. This may be accomplished in several ways, including issuing additional shares of common stock or securities convertible into shares of common stock, reducing discretionary uses of cash or a combination of these and other measures. Issuances of additional shares of common stock or securities convertible into shares of common stock would have the effect of diluting the ownership percentage that current Great Plains Energy shareholders and former Westar shareholders hold in the combined company and might reduce the reported earnings per share. Any potential issuances could be adversely impacted by movements in the overall equity markets or the utility sector of the market and ultimately impact any offering price. The specific measures that Great Plains Energy may ultimately decide to use to maintain or improve its credit ratings and their timing will depend upon a number of factors, including market conditions and forecasts at the time those decisions are made.

The combined company will record goodwill that could become impaired and adversely affect the combined company's operating results.
The merger will be accounted for as an acquisition by Great Plains Energy in accordance with accounting principles generally accepted in the United States. Under the acquisition method of accounting, the assets and liabilities of Westar will be recorded, as of completion, at their respective fair values and added to those of Great Plains Energy. The reported financial condition and results of operations of Great Plains Energy issued after completion of the merger will reflect Westar balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Westar for periods prior to the merger.

Under the acquisition method of accounting, the total purchase price will be allocated to Westar's tangible assets and liabilities and identifiable intangible assets based on their fair values as of the date of completion of the merger. The fair value of Westar's tangible and intangible assets and liabilities subject to the rate setting practices of their regulators approximate their carrying values. The excess of the purchase price over those fair values will be recorded as goodwill. Great Plains Energy expects that the merger will result in the creation of goodwill based upon the application of the acquisition method of accounting. To the extent the value of goodwill or intangibles becomes impaired, the combined company may be required to incur material charges relating to such impairment. Such a potential impairment charge could have a material impact on the combined company's operating results.

The anticipated benefits of combining Great Plains Energy and Westar may not be realized.
Great Plains Energy and Westar entered into the Merger Agreement with the expectation that the merger would result in various benefits, including, among other things, increased operating efficiencies. Although Great Plains Energy and Westar expect to achieve the anticipated benefits of the merger, achieving them is subject to a number of uncertainties, including:

•
whether United States federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the merger impose conditions on the merger, which may have an adverse effect on the combined company, including its ability to achieve the anticipated benefits of the merger;

•	the ability of the two companies to combine certain of their operations or take advantage of expected growth opportunities;

•	general market and economic conditions;

•	general competitive factors in the marketplace; and

•	higher than expected costs required to achieve the anticipated benefits of the merger.
No assurance can be given that these benefits will be achieved or, if achieved, the timing of their achievement. Failure to achieve these anticipated benefits could result in increased costs and decreases in the amount of expected revenues or net income of the combined company.

The merger may not be accretive to earnings and may cause dilution to Great Plains Energy's earnings per share, which may negatively affect the market price of Great Plains Energy common stock.
Great Plains Energy currently anticipates that the merger will be neutral to Great Plains Energy's forecasted earnings per share on a stand-alone basis in the first full calendar year after closing increasing to approximately a 10 percent accretion in the third full calendar year after closing. This expectation is based on preliminary estimates, which may materially change. Great Plains Energy may encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the merger or be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in Great Plains Energy's earnings per share or decrease or delay the expected accretive effect of the merger and contribute to a decrease in the price of Great Plains Energy's common stock.

The merger will combine two companies that are currently affected by developments in the electric utility industry, including changes in regulation and increased competition. A failure to adapt to the changing regulatory environment after the merger could adversely affect the stability of the combined company's earnings and could result in the erosion of its market positions, revenues and profits.
Because Great Plains Energy, Westar and their respective subsidiaries are regulated in the U.S. at the federal level and in several states, the two companies have been and will continue to be affected by legislative and regulatory developments. After the merger, the combined company and/or its subsidiaries will be subject in the U.S. to extensive federal regulation as well as to state regulation in Missouri and Kansas. Each of these jurisdictions has implemented, is in the process of implementing or possibly will implement changes to the regulatory and legislative framework applicable to the electric utility industry. These changes could have a material adverse effect on the combined company.

The costs and burdens associated with complying with these regulatory jurisdictions may have a material adverse effect on the combined company. Moreover, potential legislative changes, regulatory changes or otherwise may create greater risks to the stability of utility earnings generally. If the combined company is not responsive to these changes, it could suffer erosion in market position, revenues and profits as competitors gain access to the service territories of its utility subsidiaries.

The market value of Great Plains Energy common stock could decline if large amounts of its common stock are sold in anticipation of or following the merger.
Following the merger, shareholders of Great Plains Energy and former shareholders of Westar will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current shareholders of Great Plains Energy and Westar may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which Great Plains Energy or Westar common stock is or was included. If, before or following the merger, large amounts of Great Plains Energy common stock are sold, the price of its common stock could decline.

Pending litigation against Westar and Great Plains Energy could result in an injunction preventing the consummation of the merger or may adversely affect the combined company's business, financial condition or results of operations following the merger.
Following the announcement of the Merger Agreement, two putative class action complaints (which were subsequently consolidated) and one putative derivative action complaint challenging the merger were filed on behalf of a putative class of Westar shareholders in the District Court of Shawnee County, Kansas. A separate putative class action complaint was filed in the Circuit Court of Jackson County, Missouri, at Kansas City, Sixteenth Judicial District on behalf of a putative class of Great Plains Energy shareholders. The consolidated and amended putative class action complaint brought in Shawnee County, Kansas name as defendants Westar, the members of the Westar Board and Great Plains Energy. The putative class action complaint brought in Jackson County, Missouri names as defendants Great Plains Energy and the members of the Great Plains Energy Board. The putative derivative action complaint names as defendants the members of the Westar Board and Great Plains Energy, with Westar named as a nominal defendant. The consolidated and amended complaint brought in Shawnee County, Kansas assert that the members of the Westar Board breached their fiduciary duties to Westar shareholders in connection with the proposed merger, including the duty of candor, and that Westar and Great Plains Energy aided and abetted such breaches of fiduciary duties. The putative derivative complaint filed in Shawnee County, Kansas asserts breach of fiduciary duty claims against members of the Westar Board, and aiding and abetting claims against Great Plains Energy, on behalf of nominal defendant Westar. The complaint brought in Jackson County, Missouri asserts that the members of the Great Plains Energy Board breached their fiduciary duty of candor in connection with the proposed merger by allegedly failing to disclose certain facts in the Company's preliminary Form S-4. Among other remedies, the plaintiffs in each case seek to enjoin the merger and rescind the merger agreement, in addition to reimbursement of costs. Currently there is a motion for preliminary injunction on file in the putative class action brought in Jackson County, Missouri.

While the defendants believe that dismissal of these lawsuits is warranted, the outcome of any litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company's business, financial condition or results of operation.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
See Great Plains Energy's Form 8-K dated May 29, 2016, and filed with the SEC on May 31, 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

2.1	* +	Agreement and Plan of Merger, dated as of May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and GP Star, Inc. (Exhibit 2.1 to Form 8-K filed on May 31, 2016)	Great Plains Energy

10.1
Third Amendment to the Credit Agreement, dated as of June 13, 2016, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers.
Great Plains Energy

10.2	*	Commitment Letter, dated as of May 29, 2016, by Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC to Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed on May 31, 2016).	Great Plains Energy

10.3	*	Stock Purchase Agreement, dated as of May 29, 2016, by and between OCM Credit Portfolio LP and Great Plains Energy (Exhibit 10.2 to Form 8-K filed on May 31, 2016).	Great Plains Energy

10.4		Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2016.	Great Plains Energy

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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
+ The disclosure letters and related schedules to the agreement are not being filed herewith. The registrant has agreed to furnish supplementally a copy of any such schedules to the Securities and Exchange Commission upon request.
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	August 4, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 4, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 4, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 4, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)