Form 10-Q
period 2016-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2016-11-03
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

On October 31, 2016, Great Plains Energy Incorporated had 215,295,002 shares of common stock outstanding.  On October 31, 2016, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (H)(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

This combined Quarterly Report on Form 10-Q is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L).  KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations.  Thus, all information contained in this report relates to, and (where required) is filed by, Great Plains Energy.  Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy's other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L.  KCP&L makes no representation as to that information.  Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L's debt securities and holders of such securities should not consider Great Plains Energy's or its other subsidiaries' financial resources or results of operations in making a decision with respect to KCP&L's debt securities.  Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.
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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Great Plains Energy's proposed acquisition of Westar Energy, Inc. (Westar), the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's ability to successfully manage its transmission joint ventures or to integrate or restructure the transmission joint ventures of Westar; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy to obtain the regulatory approvals necessary to complete the anticipated acquisition of Westar and the terms of those approvals; the risk that a condition to the closing of the anticipated acquisition of Westar or the committed debt or equity financing may not be satisfied or that the anticipated acquisition may fail to close; the failure to obtain, or to obtain on favorable terms, any financings necessary to complete or permanently finance the anticipated acquisition of Westar and the costs of such financing; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated acquisition of Westar; the costs incurred to consummate the anticipated acquisition of Westar; the possibility that the expected value creation from the anticipated acquisition of Westar will not be realized, or will not be realized within the expected time period; the credit ratings of Great Plains Energy following the anticipated acquisition of Westar; disruption from the anticipated acquisition of Westar making it more difficult to maintain relationships with customers, employees, regulators or suppliers and the diversion of management time and attention on the proposed transactions; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MATS	Mercury and Air Toxics Standards
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and Merger Sub
Merger Sub	GP Star, Inc., a Kansas corporation that will be merged with and into Westar, pursuant to the Merger Agreement
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMERS	OCM Credit Portfolio LP
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$12.0	$11.3
Funds on deposit	2.4	2.1
Receivables, net	194.1	147.7
Accounts receivable pledged as collateral	190.0	175.0
Fuel inventories, at average cost	98.6	118.4
Materials and supplies, at average cost	161.0	155.7
Deferred refueling outage costs	11.7	19.2
Refundable income taxes	1.1	3.8
Prepaid expenses and other assets	67.9	31.0
Total	738.8	664.2
Utility Plant, at Original Cost
Electric	13,418.7	13,189.9
Less - accumulated depreciation	5,041.6	4,943.7
Net utility plant in service	8,377.1	8,246.2
Construction work in progress	400.9	347.9
Nuclear fuel, net of amortization of $214.9 and $192.5	66.5	68.3
Total	8,844.5	8,662.4
Investments and Other Assets
Nuclear decommissioning trust fund	218.3	200.7
Regulatory assets	980.4	979.1
Goodwill	169.0	169.0
Other	93.7	63.2
Total	1,461.4	1,412.0
Total	$11,044.7	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$104.0	$10.0
Collateralized note payable	190.0	175.0
Commercial paper	157.1	224.0
Current maturities of long-term debt	382.1	1.1
Accounts payable	227.7	352.9
Accrued taxes	123.4	31.6
Accrued interest	61.4	44.7
Accrued compensation and benefits	47.5	41.4
Pension and post-retirement liability	3.4	3.4
Derivative instruments	78.8	0.5
Other	24.7	31.1
Total	1,400.1	915.7
Deferred Credits and Other Liabilities
Deferred income taxes	1,270.5	1,158.8
Deferred tax credits	126.5	125.1
Asset retirement obligations	285.0	275.9
Pension and post-retirement liability	467.2	455.2
Regulatory liabilities	305.1	284.4
Other	82.6	82.9
Total	2,536.9	2,382.3
Capitalization
Great Plains Energy common shareholders' equity
Common stock - 600,000,000 and 250,000,000 shares authorized without par value 154,925,107 and 154,504,900 shares issued, stated value	2,661.7	2,646.7
Retained earnings	1,092.7	1,024.4
Treasury stock - 128,096 and 101,229 shares, at cost	(3.8)	(2.6)
Accumulated other comprehensive loss	(7.5)	(12.0)
Total	3,743.1	3,656.5
Cumulative preferred stock $100 par value
3.80% - 0 and 100,000 shares issued	—	10.0
4.50% - 0 and 100,000 shares issued	—	10.0
4.20% - 0 and 70,000 shares issued	—	7.0
4.35% - 0 and 120,000 shares issued	—	12.0
Total	—	39.0
Long-term debt (Note 11)	3,364.6	3,745.1
Total	7,107.7	7,440.6
Commitments and Contingencies (Note 14)
Total	$11,044.7	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
Operating Revenues	(millions, except per share amounts)
Electric revenues	$856.8	$781.4	$2,099.7	$1,939.5
Operating Expenses
Fuel	105.7	124.5	285.7	332.0
Purchased power	78.4	52.1	176.5	146.3
Transmission	23.8	23.9	64.5	65.1
Utility operating and maintenance expenses	193.3	182.5	553.1	537.4
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	14.4	—	19.4	—
Depreciation and amortization	86.4	82.4	256.9	245.7
General taxes	63.7	58.0	174.5	162.8
Other	9.2	1.3	15.0	3.5
Total	574.9	524.7	1,545.6	1,492.8
Operating income	281.9	256.7	554.1	446.7
Non-operating income	4.3	0.9	9.7	9.1
Non-operating expenses	(3.0)	(1.4)	(10.7)	(8.7)
Interest charges	(67.6)	(51.0)	(251.7)	(148.3)
Income before income tax expense and income from equity investments	215.6	205.2	301.4	298.8
Income tax expense	(82.7)	(78.6)	(111.5)	(109.6)
Income from equity investments, net of income taxes	0.7	0.2	2.1	0.9
Net income	133.6	126.8	192.0	190.1
Preferred stock dividend requirements and redemption premium	0.9	0.4	1.7	1.2
Earnings available for common shareholders	$132.7	$126.4	$190.3	$188.9

Average number of basic common shares outstanding	154.6	154.2	154.5	154.1
Average number of diluted common shares outstanding	154.9	154.8	154.9	154.8

Basic earnings per common share	$0.86	$0.82	$1.23	$1.23
Diluted earnings per common share	$0.86	$0.82	$1.23	$1.22

Cash dividends per common share	$0.2625	$0.245	$0.7875	$0.735
Comprehensive Income
Net income	$133.6	$126.8	$192.0	$190.1
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4	4.1	4.2
Derivative hedging activity, net of tax	1.3	1.4	4.1	4.2
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.2	—	0.4	0.3
Change in unrecognized pension expense, net of tax	0.2	—	0.4	0.3
Total other comprehensive income	1.5	1.4	4.5	4.5
Comprehensive income	$135.1	$128.2	$196.5	$194.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$192.0	$190.1
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	256.9	245.7
Amortization of:
Nuclear fuel	22.4	18.4
Other	52.4	35.3
Deferred income taxes, net	109.9	110.1
Investment tax credit amortization	(1.1)	(1.1)
Income from equity investments, net of income taxes	(2.1)	(0.9)
Fair value impacts of interest rate swaps	78.8	—
Other operating activities (Note 3)	(24.4)	9.7
Net cash from operating activities	684.8	607.3
Cash Flows from Investing Activities
Utility capital expenditures	(435.3)	(520.9)
Allowance for borrowed funds used during construction	(4.7)	(4.3)
Purchases of nuclear decommissioning trust investments	(23.7)	(35.3)
Proceeds from nuclear decommissioning trust investments	21.2	32.8
Other investing activities	(48.7)	(34.5)
Net cash from investing activities	(491.2)	(562.2)
Cash Flows from Financing Activities
Issuance of common stock	2.4	2.3
Issuance of long-term debt	—	348.8
Issuance fees	(68.7)	(2.6)
Repayment of long-term debt	(1.1)	(87.0)
Net change in short-term borrowings	27.1	(211.2)
Net change in collateralized short-term borrowings	15.0	19.0
Dividends paid	(122.5)	(114.6)
Cumulative preferred stock redemption	(40.1)	—
Purchase of treasury stock	(4.9)	(1.6)
Other financing activities	(0.1)	(0.2)
Net cash from financing activities	(192.9)	(47.1)
Net Change in Cash and Cash Equivalents	0.7	(2.0)
Cash and Cash Equivalents at Beginning of Year	11.3	13.0
Cash and Cash Equivalents at End of Period	$12.0	$11.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Common Shareholders' Equity
(Unaudited)

Year to Date September 30	2016		2015
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,504,900	$2,646.7	154,254,037	$2,639.3
Issuance of common stock	420,207	12.5	210,579	5.5
Equity compensation expense, net of forfeitures		3.1		1.4
Unearned Compensation
Issuance of restricted common stock		(2.8)		(2.4)
Forfeiture of restricted common stock		—		0.4
Compensation expense recognized		2.0		1.3
Other		0.2		(0.5)
Ending balance	154,925,107	2,661.7	154,464,616	2,645.0
Retained Earnings
Beginning balance		1,024.4		967.8
Net income		192.0		190.1
Redemption premium on preferred stock		(0.6)		—
Dividends:
Common stock ($0.7875 and $0.735 per share)		(121.8)		(113.4)
Preferred stock - at required rates		(0.7)		(1.2)
Performance shares		(0.6)		(0.6)
Ending balance		1,092.7		1,042.7
Treasury Stock
Beginning balance	(101,229)	(2.6)	(91,281)	(2.3)
Treasury shares acquired	(136,562)	(4.1)	(73,326)	(1.9)
Treasury shares reissued	109,695	2.9	64,180	1.6
Ending balance	(128,096)	(3.8)	(100,427)	(2.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(12.0)		(18.7)
Derivative hedging activity, net of tax		4.1		4.2
Change in unrecognized pension expense, net of tax		0.4		0.3
Ending balance		(7.5)		(14.2)
Total Great Plains Energy Common Shareholders' Equity		$3,743.1		$3,670.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$5.7	$2.3
Funds on deposit	1.4	0.5
Receivables, net	168.7	129.2
Related party receivables	91.0	65.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	70.8	83.5
Materials and supplies, at average cost	118.4	114.6
Deferred refueling outage costs	11.7	19.2
Refundable income taxes	—	79.0
Prepaid expenses and other assets	27.1	27.1
Total	604.8	631.2
Utility Plant, at Original Cost
Electric	9,768.8	9,640.4
Less - accumulated depreciation	3,806.1	3,722.6
Net utility plant in service	5,962.7	5,917.8
Construction work in progress	306.5	246.6
Nuclear fuel, net of amortization of $214.9 and $192.5	66.5	68.3
Total	6,335.7	6,232.7
Investments and Other Assets
Nuclear decommissioning trust fund	218.3	200.7
Regulatory assets	733.6	732.4
Other	20.7	17.6
Total	972.6	950.7
Total	$7,913.1	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	—	180.3
Current maturities of long-term debt	281.0	—
Accounts payable	180.3	258.8
Accrued taxes	125.7	25.6
Accrued interest	41.3	32.4
Accrued compensation and benefits	47.5	41.4
Pension and post-retirement liability	2.0	2.0
Other	11.5	12.6
Total	799.3	663.1
Deferred Credits and Other Liabilities
Deferred income taxes	1,209.3	1,132.6
Deferred tax credits	123.0	123.8
Asset retirement obligations	246.7	239.3
Pension and post-retirement liability	445.7	433.4
Regulatory liabilities	176.5	164.6
Other	60.8	61.6
Total	2,262.0	2,155.3
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	1,010.8	879.6
Accumulated other comprehensive loss	(5.6)	(9.6)
Total	2,568.3	2,433.1
Long-term debt (Note 11)	2,283.5	2,563.1
Total	4,851.8	4,996.2
Commitments and Contingencies (Note 14)
Total	$7,913.1	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
Operating Revenues	(millions)
Electric revenues	$597.6	$526.3	$1,474.1	$1,314.1
Operating Expenses
Fuel	77.0	89.4	205.6	237.3
Purchased power	41.5	22.9	93.1	73.4
Transmission	14.5	16.2	44.8	42.3
Operating and maintenance expenses	131.9	122.9	379.6	365.8
Depreciation and amortization	61.9	58.7	184.1	175.0
General taxes	51.0	45.4	136.9	125.1
Other	0.6	—	2.3	(0.2)
Total	378.4	355.5	1,046.4	1,018.7
Operating income	219.2	170.8	427.7	295.4
Non-operating income	3.6	0.6	7.5	6.3
Non-operating expenses	(1.9)	(1.8)	(5.6)	(5.7)
Interest charges	(34.7)	(34.8)	(104.9)	(100.4)
Income before income tax expense	186.2	134.8	324.7	195.6
Income tax expense	(68.5)	(50.5)	(116.5)	(68.7)
Net income	$117.7	$84.3	$208.2	$126.9
Comprehensive Income
Net income	$117.7	$84.3	$208.2	$126.9
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.2	1.3	4.0	4.0
Derivative hedging activity, net of tax	1.2	1.3	4.0	4.0
Total other comprehensive income	1.2	1.3	4.0	4.0
Comprehensive income	$118.9	$85.6	$212.2	$130.9
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$208.2	$126.9
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	184.1	175.0
Amortization of:
Nuclear fuel	22.4	18.4
Other	25.6	20.8
Deferred income taxes, net	74.0	19.8
Investment tax credit amortization	(0.8)	(0.7)
Other operating activities (Note 3)	74.7	103.6
Net cash from operating activities	588.2	463.8
Cash Flows from Investing Activities
Utility capital expenditures	(286.1)	(410.2)
Allowance for borrowed funds used during construction	(3.8)	(3.0)
Purchases of nuclear decommissioning trust investments	(23.7)	(35.3)
Proceeds from nuclear decommissioning trust investments	21.2	32.8
Net money pool lending	(11.1)	—
Other investing activities	(23.8)	(19.7)
Net cash from investing activities	(327.3)	(435.4)
Cash Flows from Financing Activities
Issuance of long-term debt	—	348.8
Issuance fees	(0.2)	(2.6)
Repayment of long-term debt	—	(85.9)
Net change in short-term borrowings	(180.3)	(276.2)
Net money pool borrowings	—	(12.6)
Dividends paid to Great Plains Energy	(77.0)	—
Net cash from financing activities	(257.5)	(28.5)
Net Change in Cash and Cash Equivalents	3.4	(0.1)
Cash and Cash Equivalents at Beginning of Year	2.3	2.7
Cash and Cash Equivalents at End of Period	$5.7	$2.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2016		2015
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		879.6		726.8
Net income		208.2		126.9
Dividends:
Common stock held by Great Plains Energy		(77.0)		—
Ending balance		1,010.8		853.7
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(9.6)		(14.9)
Derivative hedging activity, net of tax		4.0		4.0
Ending balance		(5.6)		(10.9)
Total Common Shareholder's Equity		$2,568.3		$2,405.9
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
Great Plains Energy's sole reportable business segment is electric utility.  See Note 21 for additional information.
Basic and Diluted Earnings per Common Share Calculation
To determine basic earnings per common share (EPS), preferred stock dividend requirements and redemption premium are deducted from net income before dividing by the average number of common shares outstanding.  The effect of dilutive securities, calculated using the treasury stock method, assumes the issuance of common shares applicable to performance shares and restricted stock.

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
Income	(millions, except per share amounts)
Net income	$133.6	$126.8	$192.0	$190.1
Less: preferred stock dividend requirements and redemption premium	0.9	0.4	1.7	1.2
Earnings available for common shareholders	$132.7	$126.4	$190.3	$188.9
Common Shares Outstanding
Average number of common shares outstanding	154.6	154.2	154.5	154.1
Add: effect of dilutive securities	0.3	0.6	0.4	0.7
Diluted average number of common shares outstanding	154.9	154.8	154.9	154.8
Basic EPS	$0.86	$0.82	$1.23	$1.23
Diluted EPS	$0.86	$0.82	$1.23	$1.22
There were no anti-dilutive shares excluded from the computation of dilutive EPS for the three months ended and year to date September 30, 2016, and 2015.
Dividends Declared
In November 2016, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.2750 per share on Great Plains Energy's common stock.  The common dividend is payable December 20, 2016, to shareholders of record as of November 29, 2016.

The Great Plains Energy Board also declared a regular quarterly dividend on Great Plains Energy's newly issued 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock). The dividend will be payable December 15, 2016, to shareholders of record as of December 1, 2016. See Note 13 for additional information regarding the Series B Preferred Stock.

In November 2016, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $45 million payable on December 19, 2016.
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Companies plan to adopt ASU No. 2016-09 effective January 1, 2017 and it is not expected to have a significant impact on their ongoing financial reporting.
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
Financing
Great Plains Energy plans to finance the cash portion of the merger consideration with equity and debt financing, including (i) $750 million of mandatory convertible preferred equity pursuant to a stock purchase agreement with OCM Credit Portfolio LP (OMERS), (ii) approximately $2.35 billion of equity comprised of a combination of Great Plains Energy common stock and additional mandatory convertible preferred stock, which, as discussed below, was completed in October 2016, and (iii) approximately $4.4 billion in debt.

On May 29, 2016, in connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $8.017 billion (which has subsequently been reduced to $5.1 billion) to support the anticipated transaction and provide flexibility for the timing of long-term financing. See Note 10 for additional information.

On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock), without par value, for an aggregate purchase price equal to $750 million at the closing of the merger. See Note 13 for additional information.

On October 3, 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after the underwriting discount). Concurrent with this offering, Great Plains Energy also completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.6 million after the underwriting discount). See Note 13 for additional information on the Series B Preferred Stock.
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board). In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. The anticipated acquisition remains subject to regulatory approvals from The State Corporation Commission of the State of Kansas (KCC), the Nuclear Regulatory Commission (NRC), The Federal Energy Regulatory Commission (FERC) and The Federal Communications Commission (FCC); as well as other customary conditions.

MPSC Jurisdiction
Great Plains Energy believes that the Public Service Commission of the State of Missouri (MPSC) does not have jurisdiction to approve or disapprove the anticipated acquisition of Westar.

In October 2016, the Midwest Energy Consumers Group (MECG) filed a complaint with the MPSC in which MECG asserted that MPSC approval was necessary in order for Great Plains Energy to acquire Westar and the MPSC subsequently issued an order requesting that a procedural schedule be established that would include an evidentiary hearing, oral argument, or both, on the issue of MPSC jurisdiction. The MPSC order required that the evidentiary hearing or oral argument occur no later than December 2016. If the MPSC ultimately decides to exercise its jurisdiction, Great Plains Energy could be required to file an application with the MPSC to approve the anticipated acquisition of Westar.

In October 2016, Great Plains Energy reached separate stipulations and agreements with the MPSC staff and the Office of the Public Counsel (OPC) in which the MPSC staff and OPC agreed that they would not file complaints alleging that MPSC approval was necessary in order for Great Plains Energy to acquire Westar. The stipulations and agreements impose certain conditions on Great Plains Energy, KCP&L and GMO in the areas of financing, ratemaking, customer service, corporate social responsibility and also include other general provisions. The stipulation and agreement with the MPSC staff, among other things, provides that retail rates for KCP&L Missouri and GMO customers will not increase as a result of the acquisition and that in the event KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of the acquisition, KCP&L and GMO will be restricted from paying a dividend to Great Plains Energy unless approved by the MPSC or until their credit ratings are restored to investment grade. The stipulations and agreements must still be approved by the MPSC. Great Plains Energy and the MPSC staff have requested that the MPSC approve their stipulation and agreement by November 30, 2016.

KCC Approval
In June 2016, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated acquisition of Westar by Great Plains Energy. Under applicable Kansas regulations, KCC has 300 days following the filing to rule on the transaction. Accordingly, a decision from KCC on this joint application is expected by April 2017. In October 2016, KCC issued an order addressing KCC's merger standards and whether the joint application is in conformity with these standards. The order allows certain intervenors to file for appropriate relief if they believe the joint application does not adequately address KCC's merger standards. If relief is requested and approved by KCC, the current joint application could be dismissed and Great Plains Energy, KCP&L and Westar could be required to file a new joint application. Great Plains Energy, KCP&L and Westar believe the current joint application is in conformity with KCC's merger standards but out of an abundance of caution, filed a motion with KCC in November 2016 requesting to provide supplemental testimony to address KCC's October 2016 order.

Other Approvals
In July 2016, Great Plains Energy and Westar filed applications with FERC and NRC for approval of the merger. In August 2016, the Securities and Exchange Commission (SEC) declared effective a registration statement including a joint proxy statement with Westar (the Proxy Statement Prospectus) used in connection with the Great Plains Energy and Westar special shareholder meetings that occurred in September 2016. In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. In September 2016, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) under the Hart-Scott-Rodino (HSR) Act. In October 2016, the FTC granted Great Plains Energy's request for early termination of the waiting period under the HSR Act with respect to the anticipated acquisition, and the DOJ also notified Great Plains Energy that it has closed its investigation of the antitrust aspects of the anticipated acquisition.
Termination Fees
The Merger Agreement provides that in connection with the termination of the Merger Agreement under specified circumstances relating to a failure to obtain required regulatory approvals prior to May 31, 2017 (which date may be extended to November 30, 2017 under certain circumstances (the End Date)), a final and nonappealable order enjoining the consummation of the merger in connection with regulatory approvals or failure by Great Plains Energy to consummate the merger once all of the conditions have been satisfied, Great Plains Energy will be required to pay Westar a termination fee of $380 million. In addition, in the event that the Merger Agreement is terminated by (a) either party because the closing has not occurred by the End Date or (b) Westar, as a result of Great Plains Energy's uncured breach of the Merger Agreement, and prior to such termination, an acquisition proposal for Great Plains Energy is publicly disclosed or made to Great Plains Energy, if Great Plains Energy enters into an agreement or consummates a transaction with respect to an acquisition proposal within twelve months following such termination, then Great Plains Energy may be required to pay Westar a termination fee of $180 million. Similarly, in the event that the Merger Agreement is terminated by (x) either party because the closing has not occurred by the End Date or (y) Great Plains Energy, as a result of Westar's uncured breach of the Merger Agreement, and prior to such termination, an acquisition proposal for Westar is publicly disclosed or made to Westar, if Westar enters into an agreement or consummates a transaction with respect to an acquisition proposal within twelve months following such termination, then Westar may be required to pay Great Plains Energy a termination fee of $280 million.
Shareholder Lawsuits
Following the announcement of the Merger Agreement, two putative class action complaints (which were subsequently consolidated) (Consolidated Putative Class Action) and a derivative complaint (Derivative Action) on behalf of nominal defendant Westar challenging the merger were filed in the District Court of Shawnee County, Kansas. A separate putative class action complaint (Missouri Action) was filed in the Circuit Court of Jackson County, Missouri, at Kansas City, Sixteenth Judicial District on behalf of a putative class of Great Plains Energy shareholders. The complaint in the Consolidated Putative Class Action names as defendants Westar, the members of the Westar Board and Great Plains Energy. The complaint in the Missouri Action names as defendants Great Plains Energy and the members of the Great Plains Energy Board. The complaint in the Derivative Action names as defendants the members of the Westar Board and Great Plains Energy, with Westar named as a nominal defendant. The complaint in the Consolidated Putative Class Action asserts that the members of the Westar Board breached their fiduciary duties to Westar shareholders in connection with the proposed merger, including the duty of candor, and that Westar and Great Plains Energy aided and abetted such breaches of fiduciary duties. The complaint in the Derivative Action asserts breach of fiduciary duty claims against members of the Westar Board, and aiding and abetting claims against Great Plains Energy, on behalf of nominal defendant Westar. The complaint in the Missouri Action asserts that the members of the Great Plains Energy Board breached their fiduciary duty of candor in connection with the proposed merger by allegedly failing to disclose certain facts in the Company's preliminary Form S-4. Among other remedies, the plaintiffs in each case seek to enjoin the merger, in addition to reimbursement of costs.

In September 2016, the plaintiff in the Missouri Action agreed to withdraw its motion for a preliminary injunction and in exchange, Great Plains Energy made additional supplemental disclosures to the Proxy Statement/Prospectus. This agreement does not release or otherwise prejudice any potential claims of any member of the putative class and does not constitute any admission by any of the defendants as to the merits of any claims.

In September 2016, the parties in the Consolidated Putative Class Action and the Derivative Action independently agreed to withdraw requests for injunctive relief and otherwise agreed in principle to dismissing the actions with prejudice and to providing releases. In exchange, the parties in the Derivative Action agreed, and Westar made, supplemental disclosures to the Proxy Statement/Prospectus and the parties in the Consolidated Putative Class Action agreed, and Westar: (i) made supplemental disclosures and (ii) granted waivers of the prohibition on requesting a waiver of the standstill provisions in the confidentiality and standstill agreements executed by the bidders that participated in the Westar sale process. Because Great Plains Energy is a defendant in the Consolidated Putative Class Action and the Derivative Action and is a party to these agreements, Great Plains Energy also made the same supplemental disclosures that Westar made. These agreements do not constitute any admission by any of the defendants as to the merits of any claims.
3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$(45.9)	$(13.2)
Accounts receivable pledged as collateral	(15.0)	(19.0)
Fuel inventories	19.8	(10.8)
Materials and supplies	(5.3)	(2.9)
Accounts payable	(119.8)	(121.9)
Accrued taxes	97.2	89.2
Accrued interest	16.7	16.9
Deferred refueling outage costs	7.5	(12.8)
Pension and post-retirement benefit obligations	53.2	48.8
Allowance for equity funds used during construction	(4.3)	(3.8)
Fuel recovery mechanisms	(16.8)	36.6
Other	(11.7)	2.6
Total other operating activities	$(24.4)	$9.7
Cash paid during the period:
Interest	$130.2	$121.2
Income taxes	$0.2	$0.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$30.7	$23.4

KCP&L Other Operating Activities
Year to Date September 30	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$(53.5)	$(6.2)
Fuel inventories	12.7	(11.6)
Materials and supplies	(3.8)	(4.0)
Accounts payable	(80.3)	(83.1)
Accrued taxes	179.3	162.3
Accrued interest	8.9	12.3
Deferred refueling outage costs	7.5	(12.8)
Pension and post-retirement benefit obligations	53.7	48.8
Allowance for equity funds used during construction	(4.0)	(2.9)
Fuel recovery mechanisms	(31.0)	1.8
Other	(14.8)	(1.0)
Total other operating activities	$74.7	$103.6
Cash paid during the period:
Interest	$86.7	$79.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$25.7	$15.7
4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30	December 31
	2016	2015
Great Plains Energy	(millions)
Customer accounts receivable - billed	$55.3	$3.4
Customer accounts receivable - unbilled	89.3	71.6
Allowance for doubtful accounts - customer accounts receivable	(5.1)	(3.8)
Other receivables	54.6	76.5
Total	$194.1	$147.7
KCP&L
Customer accounts receivable - billed	$54.9	$2.8
Customer accounts receivable - unbilled	70.8	58.8
Allowance for doubtful accounts - customer accounts receivable	(2.7)	(1.8)
Other receivables	45.7	69.4
Total	$168.7	$129.2
Great Plains Energy's and KCP&L's other receivables at September 30, 2016, and December 31, 2015, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2016, and December 31, 2015, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $190.0 million and $175.0 million, respectively. At September 30, 2016, and December 31, 2015, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2017 and allows for $110 million in aggregate outstanding principal amount of borrowings at any time.  GMO's agreement expires in September 2017 and allows for $65 million in aggregate outstanding principal of borrowings from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30 2016	December 31 2015
Decommissioning Trust	(millions)
Beginning balance January 1	$200.7	$199.0
Contributions	2.5	3.3
Earned income, net of fees	3.0	3.4
Net realized gains	0.2	0.7
Net unrealized gains (losses)	11.9	(5.7)
Ending balance	$218.3	$200.7

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30, 2016				December 31, 2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$92.4	$56.2	$(1.2)	$147.4	$89.6	$47.9	$(2.1)	$135.4
Debt securities	64.5	4.8	—	69.3	59.6	2.6	(0.5)	61.7
Other	1.6	—	—	1.6	3.6	—	—	3.6
Total	$158.5	$61.0	$(1.2)	$218.3	$152.8	$50.5	$(2.6)	$200.7
The weighted average maturity of debt securities held by the trust at September 30, 2016, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
	(millions)
Realized gains	$0.6	$0.6	$1.5	$3.2
Realized losses	(0.3)	(0.5)	(1.3)	(2.3)
6. REGULATORY MATTERS
KCP&L Missouri 2016 Rate Case Proceedings
In July 2016, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $62.9 million, with a return on equity of 9.9% and a rate-making equity ratio of 49.88%. The request reflects increases in infrastructure investment costs, costs for regional transmission lines, property tax costs and costs to comply with environmental and cybersecurity mandates. KCP&L also requested an additional $27.2 million increase associated with rebasing fuel and purchased power expense. An evidentiary hearing is scheduled to occur in February 2017. New rates are expected to be effective in May 2017.
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
In September 2016, GMO, the MPSC staff and certain intervenors reached several non-unanimous stipulations and agreements resolving all issues in the case. In September 2016, the MPSC issued an order for GMO approving the non-unanimous stipulations and agreements and authorizing an increase in annual revenues of $3.0 million and a return on equity of 9.5% to 9.75%. The rates established by the order will take effect no later than December 22, 2016.
KCP&L Kansas 2015 Rate Case Proceedings
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
KCP&L Missouri 2015 Rate Case Proceedings
In September 2015, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $89.7 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 50.09%. The MPSC also approved KCP&L's request to implement a Fuel Adjustment Clause. The rates established by the order took effect on September 29, 2015, and are effective unless and until modified by the MPSC or stayed by a court. Notices of Appeal of the September 2015 MPSC order were filed with the Missouri Court of Appeals, Western District (Court of Appeals), by KCP&L in October 2015 and by MECG in November 2015 regarding various issues. In September 2016, the Court of Appeals upheld the September 2015 MPSC order in all respects. KCP&L and MECG have filed Motions for Rehearing and Applications for Transfer to the Supreme Court of Missouri with the Court of Appeals.
7. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2016. The goodwill impairment test is a two step process. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2016	2015	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$10.5	$11.4	$0.7	$0.8
Interest cost	13.2	12.5	1.5	1.7
Expected return on plan assets	(12.3)	(13.0)	(0.8)	(0.7)
Prior service cost	0.2	0.2	0.3	0.7
Recognized net actuarial (gain)/loss	13.0	12.9	(0.3)	0.1
Transition obligation	—	—	—	0.1
Net periodic benefit costs before regulatory adjustment	24.6	24.0	1.4	2.7
Regulatory adjustment	(1.1)	(3.5)	1.4	1.4
Net periodic benefit costs	$23.5	$20.5	$2.8	$4.1

	Pension Benefits		Other Benefits
Year to Date September 30	2016	2015	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$31.5	$34.0	$2.0	$2.5
Interest cost	39.7	37.7	4.6	5.1
Expected return on plan assets	(36.9)	(38.8)	(2.3)	(2.2)
Prior service cost	0.5	0.6	0.9	2.3
Recognized net actuarial (gain)/loss	38.9	38.5	(1.1)	0.2
Transition obligation	—	—	—	0.1
Net periodic benefit costs before regulatory adjustment	73.7	72.0	4.1	8.0
Regulatory adjustment	(3.1)	(9.3)	4.4	4.2
Net periodic benefit costs	$70.6	$62.7	$8.5	$12.2
Year to date September 30, 2016, Great Plains Energy contributed $23.6 million to the pension plans and expects to contribute an additional $52.4 million in 2016 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2016, Great Plains Energy expects to make contributions of $5.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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

The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30

	2016	2015	2016	2015
Great Plains Energy	(millions)
Equity compensation expense	$0.4	$3.7	$3.9	$4.6
Income tax benefit	—	1.4	1.3	1.7
KCP&L
Equity compensation expense	$0.2	$2.5	$2.5	$3.1
Income tax benefit	—	0.9	0.8	1.1
Performance Shares
Performance share activity year to date September 30, 2016, is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2016	609,010	$25.60
Granted	225,204	31.41
Earned	(306,953)	24.22
Forfeited	(1,714)	27.61
Performance adjustment	99,553	24.16
Ending balance September 30, 2016	625,100	28.13
* weighted-average
At September 30, 2016, the remaining weighted-average contractual term was 1.4 years.  There were no shares granted for the three months ended September 30, 2016. The weighted-average grant-date fair value of shares granted was $31.41 year to date September 30, 2016. The weighted-average grant-date fair value of shares granted was $22.46 and $24.03 for the three months ended and year to date September 30, 2015, respectively. At September 30, 2016, there was $7.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $7.4 million and $0.5 million year to date September 30, 2016, and 2015, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2016, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.61% and 0.94%, respectively.

Restricted Stock
Restricted stock activity year to date September 30, 2016, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2016	231,508	$24.78
Granted and issued	96,053	29.41
Vested	(73,417)	22.69
Forfeited	(572)	27.51
Ending balance September 30, 2016	253,572	27.13
* weighted-average
At September 30, 2016, the remaining weighted-average contractual term was 1.3 years.  There were no shares granted for the three months ended September 30, 2016. The weighted-average grant-date fair value of shares granted was $29.41 year to date September 30, 2016. The weighted-average grant-date fair value of shares granted was $24.20 and $25.88 for the three months ended and year to date September 30, 2015, respectively.  At September 30, 2016, there was $3.2 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $0.1 million and $1.7 million for the three months ended and year to date September 30, 2016, respectively. Total fair value of shares vested was $0.1 million and $2.1 million for the three months ended and year to date September 30, 2015, respectively.
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At September 30, 2016, Great Plains Energy was in compliance with this covenant.  In June 2016, the facility was amended, among other things, to increase the maximum consolidated indebtedness to consolidated capitalization ratio of 0.65 to 1.00 to a level such that, if Great Plains Energy would not be in compliance with the covenant as of the date of the closing of the anticipated acquisition of Westar, the ratio would increase up to a maximum of 0.75 to 1.00 for one year. At September 30, 2016, Great Plains Energy had $104.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.06% and had issued $0.2 million letters of credit under the credit facility.  At December 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued $0.2 million letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2016, KCP&L was in compliance with this covenant.  At September 30, 2016, KCP&L had no commercial paper outstanding, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, KCP&L had $180.3 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.

GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2016, GMO was in compliance with this covenant.  At September 30, 2016, GMO had $157.1 million of commercial paper outstanding at a weighted-average interest rate of 0.71%, had issued letters of credit totaling $2.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, GMO had $43.7 million commercial paper outstanding at a weighted-average interest rate of 0.65%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $5.1 Billion Term Loan Facility
In connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility, originally for an aggregate principal amount of $8.017 billion to support the anticipated transaction and provide flexibility for the timing of long-term financing. The aggregate principal amount of the facility has been reduced most recently in connection with the October 2016 Great Plains Energy common stock and depositary share offerings. As of November 3, 2016, the aggregate principal amount of the facility was $5.1 billion.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2016	2015
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.76% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(281.0)	—
Unamortized discount and debt issuance costs		(15.9)	(17.3)
Total KCP&L excluding current maturities(d)		2,283.5	2,563.1
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2017-2021	5.7	6.8
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(101.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(1.9)	(2.1)
Total Great Plains Energy excluding current maturities(d)		$3,364.6	$3,745.1

(a)	Weighted-average interest rates at September 30, 2016

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At September 30, 2016, and December 31, 2015, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

12. COMMON SHAREHOLDERS' EQUITY
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the SEC that became effective in March 2015 and expires in March 2018. In September 2016, Great Plains Energy filed a post-effective amendment to its shelf registration statement to register depositary shares and preference stock among the types of securities that Great Plains Energy may offer and sell.
In September 2016, the Great Plains Energy shareholders approved an amendment to Great Plains Energy's articles of incorporation, increasing the authorized number of shares of common stock, without par value, to 600 million shares from 250 million shares.
In October 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after underwriting discount). Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar.
13. PREFERRED STOCK
Cumulative Preferred Stock
In August 2016, Great Plains Energy redeemed its 390,000 shares of outstanding Cumulative Preferred Stock, par value $100 per share, for a total redemption price of $40.1 million. Great Plains Energy redeemed all outstanding shares of its (i) 3.80% Preferred for $103.70 per share, plus accrued and unpaid dividends of $0.75 per share, for a total redemption price of $104.45 per share, (ii) 4.50% Preferred for $101.00 per share, plus accrued and unpaid dividends of $0.89 per share, for a total redemption price of $101.89 per share, (iii) 4.20% Preferred for $102.00 per share, plus accrued and unpaid dividends of $0.83 per share, for a total redemption price of $102.83 per share and (iv) 4.35% Preferred for $101.00 per share, plus accrued and unpaid dividends of $0.86 per share, for a total redemption price of $101.86 per share.
Series A Mandatory Convertible Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as Series A Preferred Stock, for an aggregate purchase price equal to $750 million at the closing of the merger. The stock purchase agreement is subject to various closing conditions.
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

(b)	Less than $34.38 but greater than $28.65, the Conversion Rate shall be $1,000 divided by the Applicable Market Value; or

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
Series B Mandatory Convertible Preferred Stock
In October 2016, Great Plains Energy completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.6 million after underwriting discount). Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar.

Each depositary share entitles the holder of such depositary share, through the bank depositary, to a 1/20th interest in the rights and preferences of the Series B Preferred Stock, including conversion, dividend, liquidation and voting rights, subject to the terms of the deposit agreement.

Unless previously converted or redeemed, on or around September 15, 2019, each outstanding share of Series B Preferred Stock will automatically convert into a number of shares of Great Plains Energy common stock equal to the Conversion Rate.

The Conversion Rate is calculated as follows:

If the volume-weighted average price per share, subject to certain anti-dilution adjustments, of Great Plains Energy common stock over 20 consecutive trading days commencing on the 22nd trading day prior to the date of conversion (Applicable Market Value) is:

(a)	Equal to or greater than $31.74, the Conversion Rate shall be 31.5060;

(b)	Less than $31.74 but greater than $26.45, the Conversion Rate shall be $1,000 divided by the Applicable Market Value; or

(c)	Less than or equal to $26.45, the Conversion Rate shall be 37.8080.

At any time prior to September 15, 2019, a holder may elect to convert shares of the Series B Preferred Stock in whole or in part (but not less than one share of Series B Preferred Stock) into shares of Great Plains Energy common stock at the 31.5060 Conversion Rate.
Dividends on the Series B Preferred Stock will be payable on a cumulative basis when, as and if declared by Great Plains Energy's Board of Directors, and subject to Missouri law, at an annual rate of 7.00% on the liquidation preference of $1,000 per share of Series B Preferred Stock (or $50 per depositary share), payable in cash, Great Plains Energy common stock or a combination thereof.

Holders of the Series B Preferred Stock will be entitled to name two directors to the Great Plains Energy Board if dividends payable with respect to the Series B Preferred Stock are in arrears for six or more quarters, whether or not consecutive.
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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 21 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries and will be effective in November 2016 as the threshold of at least 55 countries representing at least 55% of global greenhouse gas emissions have joined it through ratification. The Paris Agreement did not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. Other international agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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

Great Plains Energy and KCP&L have Asset Retirement Obligations (AROs) on their balance sheets for closure and post-closure of ponds and landfills containing CCRs. Certain requirements of the rule could in the future require further evaluation of the expected method of compliance and refinement of assumptions underlying the cost estimates for closure and post-closure. Great Plains Energy's and KCP&L's AROs could increase from the amounts presently recorded.
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

At September 30, 2016, and December 31, 2015, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at September 30, 2016, and December 31, 2015, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

In September 2016, the Ninth Circuit denied MPS Merchant's petition for review regarding liability for tariff violations, but declined to address the issue of remedy as the FERC remedial order is not final.
In October 2016, MPS Merchant reached a settlement agreement with certain California utilities and governmental agencies that would settle all issues in the case in exchange for cash and other consideration. The agreement is subject to approval by FERC. As a result of this agreement, Great Plains Energy has accrued an insignificant amount of loss in its consolidated financial statements as of September 30, 2016.
16. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $48.9 million and $143.8 million, respectively, for the three months ended and year to date September 30, 2016. These cost totaled $45.5 million and $137.7 million, respectively, for the three months ended and year to date September 30, 2015.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At September 30, 2016, KCP&L had a money pool receivable from GMO of $11.1 million. At December 31, 2015, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	September 30	December 31
	2016	2015
	(millions)
Net receivable from GMO	$71.5	$50.0
Net receivable from Great Plains Energy	19.5	15.8
17. DERIVATIVE INSTRUMENTS
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
Great Plains Energy and KCP&L have posted collateral, in the ordinary course of business, for the aggregate fair value of all derivative instruments with credit risk-related contingent features that are in a liability position.  At

September 30, 2016, Great Plains Energy and KCP&L have posted collateral in excess of the aggregate fair value of their derivative instruments; therefore, if the credit risk-related contingent features underlying these agreements were triggered, Great Plains Energy and KCP&L would not be required to post additional collateral to their counterparties. For derivative contracts with counterparties under master netting arrangements, Great Plains Energy and KCP&L can net receivables and payables with each respective counterparty.
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
Commodity Risk Management
KCP&L's risk management policy uses derivative instruments to mitigate exposure to commodity market price fluctuations. At September 30, 2016, KCP&L had financial contracts in place to hedge approximately 20% and 7% of the expected summer month natural gas generation for Missouri jurisdictional retail sales for 2017 and 2018, respectively. KCP&L has designated these financial contracts as economic hedges (non-hedging derivatives). The fair values of these instruments are recorded as derivative assets or liabilities with an offsetting entry recorded to a regulatory asset or liability. The settlement costs are included in a recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

GMO's risk management policy uses derivative instruments to mitigate price exposure to natural gas price volatility in the market.  At September 30, 2016, GMO had financial contracts in place to hedge approximately 66%, 37% and 12% of the expected on-peak natural gas generation and natural gas equivalent purchased power price exposure for the remainder of 2016, 2017 and 2018, respectively. The fair value of the portfolio will settle against actual purchases of natural gas and purchased power.  GMO has designated its natural gas hedges as economic hedges (non-hedging derivatives). In connection with GMO's 2005 Missouri electric rate case, it was agreed that the settlement costs of these contracts would be recognized in fuel expense. The settlement cost is included in a recovery mechanism.  A regulatory asset or liability is recorded to reflect the change in the timing of recognition authorized by the MPSC. Recovery of actual costs will not impact earnings, but will impact cash flows due to the timing of the recovery mechanism.
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

	September 30		December 31
	2016		2015
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Non-hedging derivatives
Futures contracts	$14.9	$—	$26.6	$(5.7)
Forward contracts	11.1	2.6	15.6	3.1
Transmission congestion rights	5.1	0.7	5.6	(0.5)
Interest rate swaps	4,415.0	(78.8)	—	—
KCP&L
Non-hedging derivatives
Futures contracts	$0.2	$—	$0.9	$(0.1)
Transmission congestion rights	3.9	0.4	4.1	(0.4)
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$5.3	$2.0
Interest rate contracts	Derivative instruments	—	78.8

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other/Derivative instruments	$3.3	$6.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
September 30, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$1.1	$0.7

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$0.2	$0.7

The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
September 30, 2016	(millions)
Derivative assets	$5.3	$(2.0)	$3.3	$—	$—	$3.3
Derivative liabilities	80.8	(2.0)	78.8	—	—	78.8
December 31, 2015
Derivative assets	$3.3	$(0.2)	$3.1	$—	$—	$3.1
Derivative liabilities	6.4	(5.9)	0.5	—	—	0.5

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
September 30, 2016	(millions)
Derivative assets	$1.1	$(0.7)	$0.4	$—	$—	$0.4
Derivative liabilities	0.7	(0.7)	—	—	—	—
December 31, 2015
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.7	(0.3)	0.4	—	—	0.4
At September 30, 2016, and December 31, 2015, Great Plains Energy offset $0.1 million and $5.7 million, respectively, of cash collateral posted with counterparties against net derivative positions.
See Note 19 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at September 30, 2016, includes $8.9 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at September 30, 2016, includes $8.5 million that is expected to be reclassified to expenses over the next twelve months.

The following tables summarize the amounts of gain (loss) recognized for the change in fair value of derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Location of Gain (Loss)	(millions)
Electric revenues	$2.0	$(0.2)	$1.7	$(7.9)
Fuel	(0.1)	(0.1)	(4.6)	(1.2)
Purchased power	0.5	(0.2)	0.2	(1.4)
Interest charges	(1.8)	—	(78.8)	—
Regulatory asset	—	(1.9)	(0.1)	(5.1)
Regulatory liability	(0.3)	—	0.9	—
Total	$0.3	$(2.4)	$(80.7)	$(15.6)

KCP&L
	Three Months Ended September 30		Year to Date September 30
Derivatives Not Designated as Hedging Instruments	2016	2015	2016	2015
Location of Gain (Loss)	(millions)
Electric revenues	$2.0	$(0.2)	$1.7	$(7.9)
Fuel	0.3	1.1	0.2	1.3
Regulatory asset	0.1	(0.1)	—	(0.1)
Regulatory liability	—	—	0.5	—
Total	$2.4	$0.8	$2.4	$(6.7)
18. FAIR VALUE MEASUREMENTS
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At September 30, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.1 billion, respectively. At December 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At September 30, 2016, and December 31, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively.
The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	September 30 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$147.4	$147.4	$—	$—
Debt securities
U.S. Treasury	29.7	29.7	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	3.1	—	3.1	—
Corporate bonds	34.4	—	34.4	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	1.6	1.6	—	—
Total nuclear decommissioning trust	218.3	178.7	39.6	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	—	4.8	—
Cash and cash equivalents	8.0	8.0	—	—
Total self-insured health plan trust	13.7	8.9	4.8	—
Derivative instruments - commodity (c)	1.1	—	—	1.1
Total	$233.1	$187.6	$44.4	$1.1
Liabilities
Derivative instruments - commodity (c)	0.7	—	—	0.7
Total	$0.7	$—	$—	$0.7
Other Great Plains Energy
Assets
Derivative instruments - commodity (c)	$4.2	$1.1	$2.3	$0.8
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$4.3	$1.2	$2.3	$0.8
Liabilities
Derivative instruments
Commodity (c)	$1.3	$1.1	$—	$0.2
Interest rates (e)	78.8	—	—	78.8
Total derivative instruments	80.1	1.1	—	79.0
Total	$80.1	$1.1	$—	$79.0
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$218.3	$178.7	$39.6	$—
Self-insured health plan trust (b)	13.7	8.9	4.8	—
Derivative instruments (c)	5.3	1.1	2.3	1.9
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$237.4	$188.8	$46.7	$1.9
Liabilities
Derivative instruments (c) (e)	80.8	1.1	—	79.7
Total	$80.8	$1.1	$—	$79.7

Description	December 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.4	$135.4	$—	$—
Debt securities
U.S. Treasury	26.4	26.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.2	—	29.2	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	3.6	3.6	—	—
Total nuclear decommissioning trust	200.7	165.4	35.3	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.3	—	7.3	—
Cash and cash equivalents	5.2	5.2	—	—
Total self-insured health plan trust	13.6	6.3	7.3	—
Derivative instruments - commodity (c)	0.2	—	—	0.2
Total	$214.5	$171.7	$42.6	$0.2
Liabilities
Derivative instruments - commodity (c)	0.7	0.1	—	0.6
Total	$0.7	$0.1	$—	$0.6
Other Great Plains Energy
Assets
Derivative instruments - commodity (c)	$3.1	$—	$2.7	$0.4
SERP rabbi trusts (d)
Equity securities	0.1	0.1	—	—
Total	$3.2	$0.1	$2.7	$0.4
Liabilities
Derivative instruments - commodity(c)	5.7	5.6	—	0.1
Total	$5.7	$5.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$200.7	$165.4	$35.3	$—
Self-insured health plan trust (b)	13.6	6.3	7.3	—
Derivative instruments (c)	3.3	—	2.7	0.6
SERP rabbi trusts (d)	0.1	0.1	—	—
Total	$217.7	$171.8	$45.3	$0.6
Liabilities
Derivative instruments (c)	6.4	5.7	—	0.7
Total	$6.4	$5.7	$—	$0.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(d)
At September 30, 2016, and December 31, 2015, the Supplemental Executive Retirement Plan (SERP) rabbi trusts also included $16.7 million and $16.6 million, respectively, of fixed income funds valued at net asset value (NAV) per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

(e)
The fair value of the interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates. As of September 30, 2016, the calculated net present value was discounted by a contingency factor of 0.35 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the settlement of these instruments. See Note 17 for more details on the interest rate swaps.
A decrease in the contingency factor would result in a higher fair value measurement. Management expects that the contingency factor will decrease as the Company obtains certain regulatory approvals connected with the anticipated acquisition of Westar and due to the passage of time. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.
The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at July 1	$(76.1)	$0.8
Total realized/unrealized gains (losses):
included in electric revenue	2.0	(0.2)
included in purchased power expense	0.5	(0.2)
included in non-operating income	3.8	3.2
included in interest charges	(1.8)	—
included in regulatory (asset) liability	0.2	(0.1)
Purchases	—	(0.2)
Settlements	(6.4)	(2.9)
Net asset (liability) at September 30	$(77.8)	$0.4
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$—	$(0.1)
included in interest charges	(1.8)	—
included in regulatory (asset) liability	0.8	(0.1)

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.1)	$3.5
Total realized/unrealized gains (losses):
included in electric revenue	1.7	(7.9)
included in purchased power expense	0.2	(1.4)
included in non-operating income	7.9	6.9
included in interest charges	(78.8)	—
included in regulatory (asset) liability	0.8	(0.1)
Purchases	(0.5)	0.4
Settlements	(9.0)	(1.0)
Net asset (liability) at September 30	$(77.8)	$0.4
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$—	$(0.1)
included in non-operating income	0.1	(0.1)
included in interest charges	(78.8)	—
included in regulatory (asset) liability	0.8	(0.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset at July 1	$0.5	$0.1
Total realized/unrealized gains (losses):
included in electric revenue	2.0	(0.2)
included in regulatory asset	—	(0.1)
Purchases	(0.1)	(0.2)
Settlements	(2.0)	0.2
Net asset (liability) at September 30	$0.4	$(0.2)
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$—	$(0.1)
included in regulatory (asset) liability	0.5	(0.1)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.4)	$3.1
Total realized/unrealized gains (losses):
included in electric revenue	1.7	(7.9)
included in regulatory (asset) liability	0.5	(0.1)
Purchases	(0.5)	(0.4)
Settlements	(0.9)	5.1
Net asset (liability) at September 30	$0.4	$(0.2)
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in electric revenue	$—	$(0.1)
included in regulatory (asset) liability	0.5	(0.1)

19. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date September 30, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	4.1	0.4	4.5
Net current period other comprehensive income	4.1	0.4	4.5
Ending balance September 30	$(6.0)	$(1.5)	$(7.5)
Year to Date September 30, 2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Amounts reclassified from accumulated other comprehensive loss	4.2	0.3	4.5
Net current period other comprehensive income	4.2	0.3	4.5
Ending balance September 30	$(11.6)	$(2.6)	$(14.2)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to date September 30, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	4.0
Net current period other comprehensive income	4.0
Ending balance September 30	$(5.6)
Year to date September 30, 2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	4.0
Net current period other comprehensive income	4.0
Ending balance September 30	$(10.9)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.3)	Interest charges
	(2.3)	(2.3)	Income before income tax expense and income from equity investments
	1.0	0.9	Income tax benefit
	$(1.3)	$(1.4)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.1)	Utility operating and maintenance expenses
	(0.2)	(0.1)	Income before income tax expense and income from equity investments
	—	0.1	Income tax benefit
	$(0.2)	$—	Net income

Total reclassifications, net of tax	$(1.5)	$(1.4)	Net income

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.9)	$(6.9)	Interest charges
	(6.9)	(6.9)	Income before income tax expense and income from equity investments
	2.8	2.7	Income tax benefit
	$(4.1)	$(4.2)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.6)	$(0.5)	Utility operating and maintenance expenses
	(0.6)	(0.5)	Income before income tax expense and income from equity investments
	0.2	0.2	Income tax benefit
	$(0.4)	$(0.3)	Net income

Total reclassifications, net of tax	$(4.5)	$(4.5)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.2)	Interest charges
	(2.2)	(2.2)	Income before income tax expense
	1.0	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.2)	$(1.3)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.6)	$(6.6)	Interest charges
	(6.6)	(6.6)	Income before income tax expense
	2.6	2.6	Income tax benefit
Total reclassifications, net of tax	$(4.0)	$(4.0)	Net income

20. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2016	2015	2016	2015
Current income taxes	(millions)
Federal	$—	$(0.8)	$(0.1)	$(0.3)
State	—	0.5	0.3	0.4
Total	—	(0.3)	0.2	0.1
Deferred income taxes
Federal	70.1	66.4	91.5	91.8
State	13.0	12.4	18.4	18.3
Total	83.1	78.8	109.9	110.1
Investment tax credit
Deferral	—	0.5	2.5	0.5
Amortization	(0.4)	(0.4)	(1.1)	(1.1)
Total	(0.4)	0.1	1.4	(0.6)
Income tax expense	$82.7	$78.6	$111.5	$109.6

	Three Months Ended September 30		Year to Date September 30
KCP&L	2016	2015	2016	2015
Current income taxes	(millions)
Federal	$35.4	$43.9	$36.6	$42.4
State	6.4	7.1	6.7	6.7
Total	41.8	51.0	43.3	49.1
Deferred income taxes
Federal	22.5	(1.6)	61.5	14.6
State	4.5	0.8	12.5	5.2
Total	27.0	(0.8)	74.0	19.8
Investment tax credit
Deferral	—	0.5	—	0.5
Amortization	(0.3)	(0.2)	(0.8)	(0.7)
Total	(0.3)	0.3	(0.8)	(0.2)
Income tax expense	$68.5	$50.5	$116.5	$68.7
Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.3)	0.3	(0.2)	0.4
Amortization of investment tax credits	(0.2)	(0.2)	(0.4)	(0.4)
Federal income tax credits	(1.1)	(1.2)	(2.7)	(2.6)
State income taxes	3.9	4.2	4.0	4.0
Transaction costs	1.0	—	1.0	—
Other	(0.1)	0.2	—	0.2
Effective income tax rate	38.2%	38.3%	36.7%	36.6%

	Three Months Ended September 30		Year to Date September 30
KCP&L	2016	2015	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.5)	0.4	(0.3)	0.6
Amortization of investment tax credits	(0.1)	(0.2)	(0.2)	(0.4)
Federal income tax credits	(1.2)	(1.8)	(2.3)	(3.9)
State income taxes	3.8	3.9	3.8	3.9
Other	(0.2)	0.1	(0.1)	(0.1)
Effective income tax rate	36.8%	37.4%	35.9%	35.1%
21. SEGMENTS AND RELATED INFORMATION
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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$856.8	$—	$—	$856.8
Depreciation and amortization	(86.4)	—	—	(86.4)
Interest (charges) income	(49.3)	(26.4)	8.1	(67.6)
Income tax (expense) benefit	(95.9)	13.2	—	(82.7)
Net income (loss)	161.1	(27.5)	—	133.6

Year to Date September 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,099.7	$—	$—	$2,099.7
Depreciation and amortization	(256.9)	—	—	(256.9)
Interest (charges) income	(147.4)	(128.4)	24.1	(251.7)
Income tax (expense) benefit	(160.2)	48.7	—	(111.5)
Net income (loss)	278.4	(86.4)	—	192.0

Three Months Ended September 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$781.4	$—	$—	$781.4
Depreciation and amortization	(82.4)	—	—	(82.4)
Interest (charges) income	(48.9)	(10.2)	8.1	(51.0)
Income tax expense	(78.5)	(0.1)	—	(78.6)
Net income (loss)	129.1	(2.3)	—	126.8

Year to Date September 30, 2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,939.5	$—	$—	$1,939.5
Depreciation and amortization	(245.7)	—	—	(245.7)
Interest (charges) income	(142.1)	(30.3)	24.1	(148.3)
Income tax (expense) benefit	(112.0)	2.4	—	(109.6)
Net income (loss)	196.4	(6.3)	—	190.1

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2016	(millions)
Assets	$11,337.1	$114.5	$(406.9)	$11,044.7
Capital expenditures (a)	435.3	—	—	435.3
December 31, 2015
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures (a)	677.1	—	—	677.1
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
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric utility has approximately 6,400 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 853,000 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including costs to achieve the anticipated acquisition of Westar.
Anticipated Acquisition of Westar Energy, Inc.
On May 29, 2016, Great Plains Energy entered into a Merger Agreement by and among Great Plains Energy, Westar, and, from and after its accession to the Merger Agreement, Merger Sub. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Westar, with Westar continuing as the surviving corporation. Upon closing, pursuant to the Merger Agreement, Great Plains Energy will acquire Westar for (i) $51.00 in cash and (ii) a number, rounded to the nearest 1/10,000 of a share, of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average price per share of Great Plains Energy common stock during a 20 trading day period prior to the closing date of the merger, for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy.

Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and the Westar Board, has received the required approvals of each of Great Plains Energy's and Westar's shareholders and has received early termination of the waiting period under the HSR Act with respect to antitrust review. The anticipated acquisition remains subject to regulatory approvals from KCC, NRC, FERC and the FCC; as well as other customary conditions.

On October 3, 2016, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock for total net proceeds of $836.6 million. The proceeds from these offerings will be used to finance a portion of the cash consideration for the anticipated acquisition.
See Note 2 to the consolidated financial statements for more information regarding the acquisition.
Earnings Overview
Great Plains Energy's earnings available for common shareholders for the three months ended September 30, 2016, increased to $132.7 million or $0.86 per share from $126.4 million or $0.82 per share for the same period in 2015 driven primarily by new retail rates; warmer weather; new cost recovery mechanisms and an increase in weather-normalized demand; partially offset by costs to achieve the anticipated acquisition of Westar; an increase in utility operating and maintenance expense, depreciation and amortization expense and general taxes; and higher income tax expense.

Great Plains Energy's earnings available for common shareholders year to date September 30, 2016, increased to $190.3 million or $1.23 per share from $188.9 million or $1.22 per share for the same period in 2015 driven primarily by new retail rates; warmer weather; new cost recovery mechanisms and an increase in MEEIA throughput disincentive; partially offset by costs to achieve the anticipated acquisition of Westar; an increase in utility operating and maintenance expense, depreciation and amortization expense, general taxes and interest charges; and higher income tax expense.

For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Adjusted Earnings (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) for the three months ended and year to date September 30, 2016, were $154.2 million or $1.00 per share and $265.8 million or $1.72 per share, respectively. For the three months ended and year to date September 30, 2015, adjusted earnings (non-GAAP) and GAAP earnings were the same at $126.4 million or $0.82 per share and $188.9 million or $1.22 per share, respectively. In addition to earnings available for common shareholders, Great Plains Energy's management uses adjusted earnings (non-GAAP) to evaluate earnings without the impact of costs to achieve the anticipated acquisition of Westar. Adjusted earnings (non-GAAP) excludes certain costs, expenses, gains and losses resulting from the anticipated acquisition. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) is used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) is a financial measure that is not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.
The following table provides a reconciliation between earnings available for common shareholders as determined in accordance with GAAP and adjusted earnings (non-GAAP):

	Three Months Ended September 30, 2016		Year to Date September 30, 2016

	(millions, except per share amounts)
		Earnings per diluted share		Earnings per diluted share
Earnings available for common shareholders	$132.7	$0.86	$190.3	$1.23
Costs to achieve the anticipated acquisition of Westar:
Operating expense (a)	14.4		19.4
Financing (b)	14.3		19.0
Mark-to-market impacts of interest rate swaps (c)	1.8		78.8
Income tax benefit	(9.6)		(42.3)
Redemption of cumulative preferred stock (d)	0.6		0.6
Adjusted earnings (non-GAAP)	$154.2	$1.00	$265.8	$1.72
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
(d) Reflects reductions to earnings available for common shareholders related to the redemption of cumulative preferred stock, including the redemption premium and are included in preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income.

Regulatory Proceedings
See Note 6 to the consolidated financial statements for information regarding regulatory proceedings.
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began on September 10, 2016, and the unit is expected to return to service in November 2016. Wolf Creek's previous refueling outage was from February 28, 2015 to May 3, 2015.
ENVIRONMENTAL MATTERS
See Note 14 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 16 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
	(millions)
Operating revenues	$856.8	$781.4	$2,099.7	$1,939.5
Fuel	(105.7)	(124.5)	(285.7)	(332.0)
Purchased power	(78.4)	(52.1)	(176.5)	(146.3)
Transmission	(23.8)	(23.9)	(64.5)	(65.1)
Other operating expenses	(266.2)	(241.8)	(742.6)	(703.7)
Costs to achieve the anticipated acquisition of Westar	(14.4)	—	(19.4)	—
Depreciation and amortization	(86.4)	(82.4)	(256.9)	(245.7)
Operating income	281.9	256.7	554.1	446.7
Non-operating income and expenses	1.3	(0.5)	(1.0)	0.4
Interest charges	(67.6)	(51.0)	(251.7)	(148.3)
Income tax expense	(82.7)	(78.6)	(111.5)	(109.6)
Income from equity investments	0.7	0.2	2.1	0.9
Net income	133.6	126.8	192.0	190.1
Preferred dividends and redemption premium	(0.9)	(0.4)	(1.7)	(1.2)
Earnings available for common shareholders	$132.7	$126.4	$190.3	$188.9
Reconciliation of gross margin to operating revenue:
Operating revenues	$856.8	$781.4	$2,099.7	$1,939.5
Fuel	(105.7)	(124.5)	(285.7)	(332.0)
Purchased power	(78.4)	(52.1)	(176.5)	(146.3)
Transmission	(23.8)	(23.9)	(64.5)	(65.1)
Gross margin (a)	$648.9	$580.9	$1,573.0	$1,396.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.

Electric Utility Segment
Electric utility's net income increased $32.0 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to:

•
a $68.0 million increase in gross margin driven by new retail rates, warmer weather, new cost recovery mechanisms, an increase in weather-normalized demand and an increase in recovery of programs costs for energy efficiency programs under MEEIA, partially offset by a decrease in other items including lower transmission revenue;

•
a $17.0 million increase in other operating expenses driven by an increase in pension expense, an increase in program costs for energy efficiency programs under MEEIA and an increase in general taxes driven by higher property taxes and higher gross receipt taxes due to an increase in retail revenues;

•	a $4.0 million increase in depreciation and amortization expense driven by capital additions; and

•	a $17.4 million increase in income tax expense primarily due to an increase in pre-tax income.
Electric utility's net income increased $82.0 million year to date September 30, 2016, compared to the same period in 2015 primarily due to:

•
a $176.9 million increase in gross margin driven by new retail rates, warmer weather, new cost recovery mechanisms, an increase in MEEIA throughput disincentive and an increase in recovery of program costs for energy efficiency programs under MEEIA, partially offset by a decrease in other items including higher transmission expense;

•
a $29.9 million increase in other operating expenses driven by an increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization, an increase in pension expense, an increase in program costs for energy efficiency programs under MEEIA and an increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues, partially offset by a decrease in plant operating and maintenance expenses;

•	an $11.2 million increase in depreciation and amortization expense driven by capital additions;

•
a $5.3 million increase in interest charges primarily due to an increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015; and

•	a $48.2 million increase in income tax expense primarily due to an increase in pre-tax income.
Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $25.7 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to:

•	$14.4 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•	$14.3 million of interest charges for fees incurred for a bridge term loan facility entered into in connection with the anticipated acquisition of Westar;

•
a $1.8 million mark-to-market loss on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar;

•	$9.6 million of income tax benefits related to these items; and

•	$0.6 million of reductions to earnings available for common shareholders related to the redemption of Great Plains Energy's cumulative preferred stock in August 2016.

Great Plains Energy's corporate and other activities loss increased $80.6 million year to date September 30, 2016, compared to the same period in 2015 primarily due to:

•	$19.4 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•	$19.0 million of interest charges for fees incurred for a bridge term loan facility entered into in connection with the anticipated acquisition of Westar;

•
a $78.8 million mark-to-market loss on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar;

•	$42.3 million of income tax benefits related to these items; and

•	$0.6 million of reductions to earnings available for common shareholders related to the redemption of Great Plains Energy's cumulative preferred stock in August 2016.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2016	2015	2016	2015
	(millions)
Operating revenues	$856.8	$781.4	$2,099.7	$1,939.5
Fuel	(105.7)	(124.5)	(285.7)	(332.0)
Purchased power	(78.4)	(52.1)	(176.5)	(146.3)
Transmission	(23.8)	(23.9)	(64.5)	(65.1)
Other operating expenses	(257.8)	(240.8)	(730.9)	(701.0)
Depreciation and amortization	(86.4)	(82.4)	(256.9)	(245.7)
Operating income	304.7	257.7	585.2	449.4
Non-operating income and expenses	1.6	(1.2)	0.8	1.1
Interest charges	(49.3)	(48.9)	(147.4)	(142.1)
Income tax expense	(95.9)	(78.5)	(160.2)	(112.0)
Net income	$161.1	$129.1	$278.4	$196.4
Reconciliation of gross margin to operating revenue
Operating revenues	$856.8	$781.4	$2,099.7	$1,939.5
Fuel	(105.7)	(124.5)	(285.7)	(332.0)
Purchased power	(78.4)	(52.1)	(176.5)	(146.3)
Transmission	(23.8)	(23.9)	(64.5)	(65.1)
Gross margin (a)	$648.9	$580.9	$1,573.0	$1,396.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2016	2015	Change (c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$380.4	$338.9	12	2,786	2,631	6
Commercial	327.4	299.7	9	3,069	3,002	2
Industrial	66.4	64.8	2	842	855	(2)
Other retail revenues	5.3	5.3	—	29	28	1
Provision for rate refund	1.5	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	17.0	12.5	35	N/A	N/A	N/A
Total retail	798.0	721.2	11	6,726	6,516	3
Wholesale revenues	48.0	46.0	4	1,878	1,987	(6)
Other revenues	10.8	14.2	(26)	N/A	N/A	N/A
Operating revenues	856.8	781.4	10	8,604	8,503	1
Fuel	(105.7)	(124.5)	(15)
Purchased power	(78.4)	(52.1)	50
Transmission	(23.8)	(23.9)	(1)
Gross margin (b)	$648.9	$580.9	12
(a) Consists of recovery of program costs of $16.3 million and $11.1 million for the three months ended September 30, 2016, and 2015, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $0.7 million and $1.4 million for the three months ended September 30, 2016, and 2015, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2016	2015	Change (c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	877.3	797.7	10	6,878	6,763	2
Commercial	828.8	771.0	7	8,231	8,260	—
Industrial	178.2	168.7	6	2,394	2,399	—
Other retail revenues	15.9	15.2	6	87	86	1
Provision for rate refund	(13.2)	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	47.6	31.4	51	N/A	N/A	N/A
Total retail	1,934.6	1,784.0	8	17,590	17,508	1
Wholesale revenues	124.5	115.3	8	6,279	4,751	32
Other revenues	40.6	40.2	1	N/A	N/A	N/A
Operating revenues	2,099.7	1,939.5	8	23,869	22,259	7
Fuel	(285.7)	(332.0)	(14)
Purchased power	(176.5)	(146.3)	21
Transmission	(64.5)	(65.1)	(1)
Gross margin (b)	1,573.0	1,396.1	13
(a) Consists of recovery of program costs of $33.3 million and $28.3 million year to date September 30, 2016, and 2015, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $14.3 million and $3.1 million year to date September 30, 2016, and 2015, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

Electric utility's gross margin increased $68.0 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily driven by:

•
an estimated $46 million increase due to new retail rates and an estimated $9 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an estimated $12 million increase due to warmer weather driven by a 7% increase in cooling degree days;

•	an estimated $7 million increase from weather-normalized retail demand;

•	a $5.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $10 million decrease due to other items including lower transmission revenue.
Electric utility's gross margin increased $176.9 million year to date September 30, 2016, compared to the same period in 2015 primarily driven by:

•
an estimated $111 million increase due to new retail rates and an estimated $37 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an $11.2 million increase in MEEIA throughput disincentive;

•
an estimated $23 million increase due to warmer weather with a 13% increase in cooling degree days in the second and third quarters of 2016 partially offset by a 16% decrease in heating degree days in the first quarter of 2016;

•	a $5.0 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $9 million decrease due to other items including higher transmission expense.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $17.0 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to:

•	a $2.2 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $5.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; and

•	a $5.6 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.
Electric utility's other operating expenses increased $29.9 million year to date September 30, 2016, compared to the same period in 2015 primarily due to:

•	a $4.2 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $6.7 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $5.0 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	an $11.7 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues; and

•	a $5.3 million decrease in plant operating and maintenance expense due to fewer planned outages in 2016.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $4.0 million and $11.2 million for the three months ended and year to date September 30, 2016, respectively, compared to the same periods in 2015 due to capital additions.
Electric Utility Interest Charges
Electric utility's interest charges increased $5.3 million year to date September 30, 2016, compared to the same period in 2015 primarily due to a $7.9 million increase in interest expense related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a $2.2 million decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
Electric Utility Income Tax Expense
Electric utility's income tax expense increased $17.4 million and $48.2 million, respectively, for the three months ended and year to date September 30, 2016, compared to the same periods in 2015 primarily due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2016 compared to December 31, 2015)

•	Great Plains Energy's receivables, net increased $46.4 million primarily due to seasonal increases in customer accounts receivable.

•	Great Plains Energy's notes payable increased $94.0 million primarily due to borrowings for up-front fees and other expenses incurred in connection with the anticipated acquisition of Westar.

•
Great Plains Energy's commercial paper decreased $66.9 million due to the repayment of $180.3 million of commercial paper at KCP&L with funds from operations partially offset by an increase in commercial paper of $113.4 million at GMO due to borrowings for general corporate purposes.

•
Great Plains Energy's current maturities of long-term debt increased $381.0 million and long-term debt decreased $380.5 million due to the reclassification of KCP&L's $250.0 million of 5.85% Senior Notes and $31.0 million of 1.25% EIRR Series 1992 bonds and Great Plains Energy's $100.0 million of 6.875% Senior Notes from long-term to current.

•	Great Plains Energy's accounts payable decreased $125.2 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $91.8 million primarily due to the timing of property tax payments.

•
Great Plains Energy's derivative instruments - current liabilities increased $78.3 million due to a $78.8 million mark-to-market loss on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar.

•	Great Plains Energy's cumulative preferred stock $100 par value decreased $39.0 million due to the redemption of its 390,000 shares of outstanding cumulative preferred stock in August 2016.
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

Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements, including the anticipated acquisition of Westar, are discussed below.
Great Plains Energy's liquid resources at September 30, 2016, consisted of $12.0 million of cash and cash equivalents on hand and $983.8 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $95.8 million from Great Plains Energy's revolving credit facility, $597.2 million from KCP&L's credit facilities and $290.8 million from GMO's credit facilities.  See Notes 4 and 10 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
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
Great Plains Energy has a 364-day $5.1 billion senior unsecured bridge term loan facility to support the anticipated acquisition of Westar and provide flexibility for timing of long-term financing. See Note 10 to the consolidated financial statements for additional information.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $77.5 million increase in cash flows from operating activities for Great Plains Energy year to date September 30, 2016, compared to the same period in 2015 was primarily due to new retail rates and new cost recovery mechanisms for KCP&L. Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's utility capital expenditures decreased $85.6 million year to date September 30, 2016, compared to the same period in 2015 primarily due to a decrease in cash utility capital expenditures related to infrastructure and system improvements.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities year to date September 30, 2016, reflect $40.1 million paid for the redemption of its 390,000 shares of cumulative preferred stock and $68.7 million in issuance fees related to establishing Great Plains Energy's bridge term loan facility and a payment to OMERS pursuant to a stock purchase agreement.
Great Plains Energy's cash flows from financing activities year to date September 30, 2015, reflect KCP&L's issuance, at a discount, of $350.0 million of 3.65% Senior Notes that mature in 2025, with the proceeds used to purchase in lieu of redemption $71.9 million of EIRR bonds and repay short-term borrowings.

Financing Authorization
Under stipulations with MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  On June 30, 2016, KCP&L's MPSC authorization to issue long-term debt expired. KCP&L will seek new authorization if and when it is deemed necessary.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2014, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2016. At September 30, 2016 there was $1.0 billion available under this authorization. In October 2016, KCP&L filed a request with FERC for authorization to issue up to a total of $1.0 billion in short-term debt instruments effective December 2016 through December 2018, subject to the same terms as the previous authorization which expires in December 2016. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At September 30, 2016, there was $592.9 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2016, GMO had outstanding payables to Great Plains Energy and KCP&L under the money pool of $1.7 million and $11.1 million, respectively.
Debt Agreements
See Note 10 to the consolidated financial statements for information regarding revolving credit facilities.
Significant Financing Activities
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the SEC that became effective in March 2015 and expires in March 2018. In September 2016, Great Plains Energy filed a post-effective amendment to its shelf registration statement to register depositary shares and preference stock among the types of securities that Great Plains Energy may offer and sell.
In October 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after underwriting discount). Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar.
In October 2016, Great Plains Energy completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.6 million after underwriting discount). Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar.
Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.
Year to date September 30, 2016, the Company contributed $23.6 million to the pension plans and expects to contribute an additional $52.4 million in 2016 to satisfy the ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date September 30
	2016	2015
	(millions)
Operating revenues	$1,474.1	$1,314.1
Fuel	(205.6)	(237.3)
Purchased power	(93.1)	(73.4)
Transmission	(44.8)	(42.3)
Other operating expenses	(518.8)	(490.7)
Depreciation and amortization	(184.1)	(175.0)
Operating income	427.7	295.4
Non-operating income and expenses	1.9	0.6
Interest charges	(104.9)	(100.4)
Income tax expense	(116.5)	(68.7)
Net income	$208.2	$126.9
Reconciliation of gross margin to operating revenue:
Operating revenues	$1,474.1	$1,314.1
Fuel	(205.6)	(237.3)
Purchased power	(93.1)	(73.4)
Transmission	(44.8)	(42.3)
Gross margin (a)	$1,130.6	$961.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2016	2015	Change(c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$573.2	$503.9	14	4,200	4,117	2
Commercial	615.4	560.6	10	5,755	5,783	—
Industrial	113.0	102.6	10	1,399	1,386	1
Other retail revenues	10.0	9.0	10	63	62	1
Provision for rate refund	0.5	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	29.6	16.1	84	N/A	N/A	N/A
Total retail	1,341.7	1,192.2	13	11,417	11,348	1
Wholesale revenues	115.3	104.3	11	5,971	4,431	35
Other revenues	17.1	17.6	(3)	N/A	N/A	N/A
Operating revenues	1,474.1	1,314.1	12	17,388	15,779	10
Fuel	(205.6)	(237.3)	(13)
Purchased power	(93.1)	(73.4)	27
Transmission	(44.8)	(42.3)	6
Gross margin (b)	$1,130.6	$961.1	18

(a)
Consists of recovery of program costs of $20.6 million and $12.8 million year to date September 30, 2016, and 2015, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $9.0 million and $3.3 million year to date September 30, 2016, and 2015, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(c)	N/M - not meaningful

KCP&L's gross margin increased $169.5 million year to date September 30, 2016, compared to the same period in 2015 primarily due to:

•
an estimated $111 million increase due to new retail rates and an estimated $37 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	a $5.7 million increase in MEEIA throughput disincentive;

•
an estimated $14 million increase due to warmer weather with a 13% increase in cooling degree days in the second and third quarter of 2016 partially offset by a 16% decrease in heating degree days in the first quarter of 2016; and

•	a $7.8 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $28.1 million year to date September 30, 2016, compared to the same period in 2015 primarily due to:

•	a $4.2 million increase in Wolf Creek operating and maintenance expenses primarily due to increased refueling outage amortization;

•	a $6.3 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $7.8 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	an $11.8 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues; and

•	a $4.7 million decrease in plant operating and maintenance expense due to fewer planned outages in 2016.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $9.1 million year to date September 30, 2016, compared to the same period in 2015 due to capital additions.
KCP&L Interest Charges
KCP&L's interest charges increased $4.5 million year to date September 30, 2016, compared to the same period in 2015 primarily due to a $7.9 million increase in interest expense in 2016 related to the issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a $2.2 million decrease due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $47.8 million year to date September 30, 2016, compared to the same period in 2015 primarily due to increased pre-tax income.
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
At September 30, 2016, Great Plains Energy had $4.4 billion of notional amounts of fixed-to-floating interest rate swaps to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar. Settlement of these swaps is contingent on the consummation of the anticipated acquisition of Westar. Assuming settlement of the swaps, a hypothetical 10% increase in the interest rates underlying the swaps would have resulted in an approximately $55 million increase in interest expense associated with settlement of the swaps as of September 30, 2016.
MPS Merchant is exposed to credit risk.  Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held.  MPS Merchant's counterparties are not externally rated.  Credit exposure to counterparties at September 30, 2016, was $7.9 million.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 14 and 15 to the consolidated financial statements.  Such information is incorporated herein by reference.
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

Risks Relating to the Anticipated Acquisition of Westar:
The ability of Great Plains Energy and Westar to complete the merger is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Great Plains Energy or cause the merger to be abandoned.
To complete the merger, each of Great Plains Energy and Westar must make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities.

Great Plains Energy and Westar have not yet obtained all of the regulatory consents and approvals required to complete the merger. Governmental or regulatory agencies could seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. Great Plains Energy and Westar will be unable to complete the merger until the necessary consents and approvals are received from FERC, the NRC, KCC and the FCC (collectively referred to as the required governmental approvals). Great Plains Energy believes that the MPSC does not have jurisdiction to approve or disapprove the anticipated acquisition of Westar. In October 2016, MECG filed a complaint with the MPSC in which MECG asserted that MPSC approval was necessary in order for Great Plains Energy to acquire Westar and the MPSC issued an order requesting that a procedural schedule be established that would include an evidentiary hearing, oral argument, or both, on the issue of MPSC jurisdiction. The MPSC order required that the evidentiary hearing or oral argument occur no later than December 2016. If the MPSC ultimately decides to exercise its jurisdiction, Great Plains Energy could be required to file an application with the MPSC to approve the anticipated acquisition of Westar. Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the merger.

In June 2016, the DOJ sent a letter to Great Plains Energy and Westar requesting that the parties provide on a voluntary basis certain documents and information. Great Plains Energy and Westar cooperated with the DOJ in its investigation and in September 2016, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the FTC and the DOJ under the HSR Act. Early termination of the waiting period under the HSR Act was granted effective in October 2016, and the DOJ also notified Great Plains Energy that it has closed the investigation described above.

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

The September 2016 special meetings at which the Great Plains Energy shareholders and the Westar shareholders approved the transactions contemplated by the Merger Agreement have taken place before all required approvals have been obtained and, in certain cases, before the terms of any conditions to obtain such required approvals are known. As a result, Great Plains Energy and Westar may make decisions after the special meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval. Such actions could have an adverse effect on the combined company.

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

We can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the merger. The occurrence of any of these events individually or in combination could have a material adverse effect on Great Plains Energy's results of operations and the trading price of Great Plains Energy common stock.

The Merger Agreement contains provisions that limit Great Plains Energy's or Westar's ability to pursue alternatives to the merger, could discourage a potential competing acquirer of either Great Plains Energy or Westar from making a favorable alternative transaction proposal and, in certain circumstances, could require Westar or Great Plains Energy to pay a termination fee to the other party.
Under the Merger Agreement, Westar and Great Plains Energy each are restricted from entering into alternative transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, each party is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. Prior to obtaining the approval of its shareholders, Westar had the right to terminate the Merger Agreement to enter into a definitive acquisition agreement providing for a superior proposal that did not result from a material breach of the Merger Agreement, subject to complying with notice and other specified conditions, and following the shareholder approvals of Westar and Great Plains Energy, under certain circumstances either Westar or Great Plains Energy may be required to pay a termination fee to the other if they were to enter into an alternative transaction within twelve months of a termination of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Westar or Great Plains Energy from considering or proposing that acquisition, including under circumstances in which the Merger Agreement would be terminated on a separate basis, even if such third party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger. As a result of these restrictions, neither Westar nor Great Plains Energy may be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to the other.

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
Completion of the merger is not assured and is subject to risks, including the risk that approval of the merger by governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading prices of Great Plains Energy common stock and the future business and financial results of Great Plains Energy, and will be subject to several risks, including the following:

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
Great Plains Energy and Westar expect to incur costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. Great Plains Energy is still assessing the magnitude of these costs and additional unanticipated costs may be incurred in the integration of the businesses of Great Plains Energy and Westar. Although Great Plains Energy and Westar expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

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
Great Plains Energy intends to finance the cash portion of the merger consideration with a combination of cash on hand and the proceeds from the issuance of a combination of common stock, mandatory convertible preferred stock and debt securities. In October 2016, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock for total net proceeds of $836.6 million.

To the extent the proceeds from Great Plains Energy's remaining expected securities issuances are not available on or before the closing date of the merger, or are in insufficient amounts, Great Plains Energy may use borrowings under its bridge term loan facility to fund the remaining portion of the cash consideration for the merger. However, the availability of funds under the bridge term loan facility is subject to certain conditions including, among others, the absence of a material adverse effect with respect to Westar and its subsidiaries, taken as a whole, the accuracy of certain representations and warranties and the absence of certain defaults with respect to indebtedness of Great Plains Energy and its subsidiaries.

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

The combined company's increased indebtedness could also have important consequences to holders of Great Plains Energy securities. For example, it could:

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

3.1		Articles of Incorporation of Great Plains Energy Incorporated, as amended, on September 26, 2016.	Great Plains Energy

3.2	*
Certificate of Designations of the 7.00% Series B Mandatory Convertible Preferred Stock of Great Plains Energy Incorporated, filed with the Secretary of State of the State of Missouri and effective September 30, 2016 (Exhibit 3.1 to Form 8-K filed on October 3, 2016).
Great Plains Energy

10.1	*
Amendment dated as of September 9, 2016, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser. (Exhibit 10.1 to Form 8-K filed on September 13, 2016).
KCP&L

10.2	*
Third Amendment dated as of September 9, 2016, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser. (Exhibit 10.2 to Form 8-K filed on September 13, 2016).
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 3, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 3, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 3, 2016	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 3, 2016	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)