Form 10-K
period 2016-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2017-02-23
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(A Missouri Corporation)
1200 Main Street
Kansas City, Missouri 64105
(816) 556-2200

Each of the following classes or series of securities registered pursuant to Section 12(b) of the Act is registered on the New York Stock Exchange:

Registrant	Title of each class
Great Plains Energy Incorporated	Common Stock, without par value
Depositary Shares Each Representing a 1/20th Interest in a Share of 7.00% Series B Mandatory Convertible Preferred Stock

Securities registered pursuant to Section 12(g) of the Act: Kansas City Power & Light Company Common Stock without par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Great Plains Energy Incorporated	Yes	X	No	_	Kansas City Power & Light Company		Yes	_	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2016) was approximately $4,700,571,576. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 21, 2017, Great Plains Energy Incorporated had 215,384,601 shares of common stock outstanding.
On February 21, 2017, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2017 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

This combined annual report on Form 10-K is being filed by Great Plains Energy Incorporated (Great Plains Energy) and Kansas City Power & Light Company (KCP&L). KCP&L is a wholly owned subsidiary of Great Plains Energy and represents a significant portion of its assets, liabilities, revenues, expenses and operations. Thus, all information contained in this report relates to, and where required is filed by, Great Plains Energy. Information that is specifically identified in this report as relating solely to Great Plains Energy, such as its financial statements and all information relating to Great Plains Energy's other operations, businesses and subsidiaries, including KCP&L Greater Missouri Operations Company (GMO), does not relate to, and is not filed by, KCP&L. KCP&L makes no representation as to that information. Neither Great Plains Energy nor its other subsidiaries have any obligation in respect of KCP&L's debt securities and holders of such securities should not consider Great Plains Energy's or its other subsidiaries' financial resources or results of operations in making a decision with respect to KCP&L's debt securities. Similarly, KCP&L has no obligation in respect of securities of Great Plains Energy or its other subsidiaries.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EBITDA	Earnings before interest, income taxes, depreciation and amortization
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and Merger Sub
Merger Sub	GP Star, Inc., a Kansas corporation that will be merged with and into Westar, pursuant to the Merger Agreement
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NEIL	Nuclear Electric Insurance Limited
NOL	Net operating loss
NOx	Nitrogen oxide
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMERS	OCM Credit Portfolio LP
PRB	Powder River Basin
QCA	Quarterly Cost Adjustment
RCRA	Resource Conservation and Recovery Act
RESRAM	Renewable Energy Standard Rate Adjustment Mechanism
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

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
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy, a Missouri corporation incorporated in 2001 and headquartered in Kansas City, Missouri, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents and a time deposit to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar Energy, Inc. (Westar). Great Plains Energy's wholly owned direct subsidiaries with significant operations are as follows:

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
On May 29, 2016, Great Plains Energy entered into an Agreement and Plan of Merger (Merger Agreement) by and among Great Plains Energy, Westar, and, from and after its accession to the Merger Agreement, GP Star, Inc., a wholly owned subsidiary of Great Plains Energy in the State of Kansas (Merger Sub). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Westar, with Westar continuing as the surviving corporation. Upon closing, pursuant to the Merger Agreement, Great Plains Energy will acquire Westar for (i) $51.00 in cash and (ii) a number, rounded to the nearest 1/10,000 of a share, of shares of Great Plains Energy common stock, equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average price per share of Great Plains Energy common stock during a 20 consecutive full trading day period ending on (and including) the third trading day immediately prior to the closing date of the merger, for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy. See Note 2 to the consolidated financial statements for additional information concerning the anticipated acquisition of Westar.
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
The electric utility segment consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company. Electric utility serves approximately 855,700 customers located in western Missouri and eastern Kansas. Customers include approximately 753,500 residences, 99,700 commercial firms and 2,500 industrials, municipalities and other electric utilities. Electric utility's retail revenues averaged approximately 91% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of electric utility's revenues. Electric utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric utility's net income accounted for approximately 101%, 105% and 100% of Great Plains Energy's net income in 2016, 2015 and 2014, respectively.
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
The table below summarizes the rate orders in effect for KCP&L's and GMO's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Rate Base (in billions)	Effective Date
KCP&L Missouri	MPSC	9.5%	50.09%	$2.6	September 2015
KCP&L Kansas	KCC	9.3%	50.48%	$2.1	October 2015
GMO	MPSC	9.5% - 9.75%(a)	(a)	(a)	February 2017
(a) GMO's current rate order reflects a global settlement with an implied return on equity range of 9.5% - 9.75% and does not contain an agreed upon rate-making equity ratio or rate base.
Missouri and Kansas jurisdictional retail revenues averaged approximately 70% and 30%, respectively, of electric utility's total retail revenues over the last three years.
See Item 7 MD&A, Critical Accounting Policies section, and Note 6 to the consolidated financial statements for additional information concerning regulatory matters.
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

In this regard, electric utility competes with owners of other generating stations and other power suppliers, principally other utilities within the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, on the basis of availability and price. Electric utility's wholesale revenues averaged approximately 7% of its total revenues over the last three years.
Power Supply
Electric utility has approximately 6,500 MWs of owned generating capacity and also purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Electric utility's purchased power from others, as a percentage of MWh requirements, averaged approximately 24% over the last three years. Management believes electric utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand.
Electric utility's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2017 MW Capacity	Percent of Total Capacity
Coal	3,474	46%
Nuclear	549	7
Natural gas and oil	2,352	31
Wind (a)	1,089	15
Solar and hydroelectric (b)	65	1
Total capacity	7,529	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 149 MWs and long-term power purchase agreements of approximately 940 MWs of wind generation which expire in 2032 through 2037. Power purchase agreements for approximately 300 MWs of wind generation to begin in late 2017 and expire in 2037 are not included in the table above.
(b) Includes a long-term power purchase agreement for approximately 60 MWs of hydroelectric generation which expires in 2023.
Electric utility's projected peak summer demand for 2017 is approximately 5,800 MWs. Electric utility expects to meet its projected capacity requirements for the foreseeable future with its generation assets and power and capacity purchases.
KCP&L and GMO are members of the SPP. The SPP is an RTO mandated by FERC to ensure reliable supply of power, adequate transmission infrastructure and competitive wholesale prices of electricity. As members of the SPP, KCP&L and GMO are required to maintain a capacity margin of at least 12%. This net positive supply of capacity and energy is maintained through their generation assets, capacity agreements, power purchase agreements and peak demand reduction programs. The capacity margin is designed to ensure the reliability of electric energy in the SPP region in the event of operational failure of power generating units utilized by the members of the SPP.

Fuel
The principal fuel sources for electric utility's owned generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 97% of 2017 owned generation will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2016 and estimated 2017 fuel mix and delivered cost in cents per net kilowatt hour (kWh) generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2017	2016	2017	2016
Coal	76%	79%	1.79	1.84
Nuclear	21	17	0.64	0.69
Natural gas and oil	<1	2	7.30	13.65
Wind	3	2	—	—
Total owned generation	100%	100%	1.45	1.46
(a) Fuel mix based on percent of net MWhs generated.
Coal
During 2017, electric utility's generating units, including jointly owned units, are projected to burn approximately 12 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 100% of the projected coal requirements for 2017 and approximately 48% for 2018. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases. KCP&L and GMO have entered into coal contracts over time at higher average prices affecting coal costs for 2017 and beyond.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2017 and approximately 39% for 2018. The contract rates adjust for changes in railroad costs.
Nuclear Fuel
KCP&L owns 47% of Wolf Creek Nuclear Operating Corporation (WCNOC), the operating company for Wolf Creek, which is electric utility's only nuclear generating unit. Wolf Creek purchases uranium and has it processed for use as fuel in its reactor. This process involves conversion of uranium concentrates to uranium hexafluoride, enrichment of uranium hexafluoride and fabrication of nuclear fuel assemblies. The owners of Wolf Creek have on hand or under contract all of the uranium and conversion services needed to operate Wolf Creek through March 2027. The owners also have under contract 97% of the uranium enrichment and all of the fabrication required to operate Wolf Creek through March 2027 and September 2025, respectively.
See Note 5 to the consolidated financial statements for additional information regarding nuclear plant.
Environmental Matters
See Note 15 to the consolidated financial statements for information regarding environmental matters.
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 534,400 customers located in western Missouri and eastern Kansas. Customers include approximately 471,900 residences, 60,500 commercial firms, and 2,000 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 90% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 56% and 44%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2016, Great Plains Energy and KCP&L had 2,865 employees, including 1,750 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2018), with Local 1464, representing transmission and distribution workers (expires January 31, 2018), and with Local 412, representing power plant workers (expires February 28, 2018).
Executive Officers
All of the individuals in the following table have been officers or employees in the responsible positions with the Company noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2017, to hold such positions until their resignation, removal or the appointment of their successors. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	56	Chairman of the Board, President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Scott H. Heidtbrink (b)	55	Executive Vice President and Chief Operating Officer - KCP&L	2008
Kevin E. Bryant (c)	41	Senior Vice President - Finance and Strategy and Chief Financial Officer - Great Plains Energy and KCP&L	2006
Steven P. Busser (d)	48	Vice President - Risk Management and Controller - Great Plains Energy and KCP&L	2014
Charles A. Caisley (e)	44	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Ellen E. Fairchild (f)	55	Vice President, Chief Compliance Officer and Corporate Secretary - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (g)	46	Senior Vice President - Corporate Services and General Counsel - Great Plains Energy and KCP&L	2010
Darrin R. Ives (h)	47	Vice President - Regulatory Affairs - KCP&L	2013
Lori A. Wright (i)	54	Vice President - Corporate Planning, Investor Relations and Treasurer - Great Plains Energy and KCP&L	2002

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

(d)
Mr. Busser was appointed Vice President - Risk Management and Controller of Great Plains Energy, KCP&L and GMO in 2016. He previously served as Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO (2014-2016). He served as Vice President - Treasurer of El Paso Electric Company (2011-2014). Prior to that, he served as Vice President - Treasurer and Chief Risk Officer (2006-2011) and Vice President - Regulatory Affairs and Treasurer (2004-2006) of El Paso Electric Company.

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

(g)
Ms. Humphrey was appointed Senior Vice President - Corporate Services and General Counsel of Great Plains Energy, KCP&L and GMO in 2016. She previously served as General Counsel (2010-2016) and Senior Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2012-2016).  She served as Vice President - Human Resources of Great Plains Energy, KCP&L and GMO (2010-2012). She was Senior Director of Human Resources and Interim General Counsel of Great Plains Energy, KCP&L and GMO (2010) and Managing Attorney of KCP&L (2007-2010).

(h)
Mr. Ives was appointed Vice President - Regulatory Affairs of KCP&L and GMO in 2013. He previously served as Senior Director - Regulatory Affairs of KCP&L and GMO (2011-2013). He was Assistant Controller of Great Plains Energy, KCP&L and GMO (2008 - 2011).

(i)
Ms. Wright was appointed Vice President - Corporate Planning, Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO in 2016. She previously served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2014-2016). She served as Vice President - Business Planning and Controller of Great Plains Energy, KCP&L and GMO (2009-2014).  She was Controller of Great Plains Energy and KCP&L (2002-2008) and GMO (2008).

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

Great Plains Energy and Westar have not yet obtained all of the regulatory consents and approvals required to complete the merger. Governmental or regulatory agencies could seek to block or challenge the merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the merger. Great Plains Energy and Westar will be unable to complete the merger until the necessary consents and approvals are received from FERC, the NRC, KCC, and the MPSC (collectively referred to as the required governmental approvals). The Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the merger.

In addition, governmental authorities could seek to block or challenge the merger, including after closing, as they deem necessary or desirable in the public interest. In some jurisdictions, a private party could initiate an action under the antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Great Plains Energy or Westar may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.

FERC Commissioner Norman Bay's resignation, effective February 3, 2017, left FERC with two sitting commissioners and the inability to convene a quorum. Without a quorum, FERC cannot issue certain orders on contested cases, including Great Plains Energy's and Westar's merger application. If a replacement commissioner is not appointed and confirmed in a timely fashion, the closing of the merger could be delayed until such time that a replacement commissioner is approved by the Senate.

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

In addition, the Merger Agreement contains other customary conditions to the closing of the merger, each of which must be satisfied or waived in order to complete the merger.

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
Great Plains Energy will be required to pay Westar a termination fee of $380 million if the Merger Agreement is terminated due to a failure to receive the required governmental approvals or a failure to receive them on terms and conditions that would not result in a material adverse effect on Great Plains Energy and its subsidiaries, after giving effect to the merger.

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
Under the Merger Agreement, Westar and Great Plains Energy each are restricted from entering into alternative merger or acquisition transactions. Unless and until the Merger Agreement is terminated, subject to specified exceptions, each party is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. Under certain circumstances either Westar or Great Plains Energy may be required to pay a termination fee to the other if they were to enter into an alternative transaction within twelve months of a termination of the Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Westar or Great Plains Energy from considering or proposing that acquisition, including under circumstances in which the Merger Agreement would be terminated on a separate basis, even if such third party were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger. As a result of these restrictions, neither Westar nor Great Plains Energy may be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to the other.

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
Completion of the merger is not assured and is subject to risks, including the risk that approval of the merger by governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading price of Great Plains Energy common stock and the future business and financial results of Great Plains Energy. Great Plains Energy also will be subject to several risks, including the following:

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

•
the attention of Great Plains Energy will have been diverted to the merger rather than Great Plains Energy's own operations and pursuit of other opportunities that could have been beneficial to Great Plains Energy.

Each of Great Plains Energy and Westar will incur significant transaction and merger-related costs in connection with the merger.
Great Plains Energy and Westar have incurred, and expect to continue to incur, costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the merger. Additional unanticipated costs may be incurred in the integration of the businesses of Great Plains Energy and Westar. Although Great Plains Energy and Westar expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction, merger-related and restructuring costs over time, any net benefit may not be achieved in the near term, or at all.

Great Plains Energy may be unable to obtain the anticipated combination of financing or the necessary amount of financing to pay the cash portion of the merger consideration.
Great Plains Energy intends to finance the cash portion of the merger consideration with a combination of cash on hand and the proceeds from the issuance of a combination of common stock, mandatory convertible preferred stock and debt securities. In October 2016, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) for total net proceeds of $836.2 million.

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
Great Plains Energy has already issued approximately 60.5 million shares of common stock in order to raise proceeds to fund a portion of the cash consideration for the merger. Furthermore, Great Plains Energy issued in October 2016 and also expects to issue at the time of the merger, shares of mandatorily convertible preferred stock, which shall ultimately convert into common stock. In connection with the completion of the merger, Great Plains Energy will also issue up to approximately 45 million shares of Great Plains Energy common stock to Westar shareholders in connection with the transactions contemplated by the merger agreement.

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

As a result of these securities issuances and reduced ownership percentages, current Great Plains Energy shareholders will have less influence on the management and policies of the combined company than they now have with respect to Great Plains Energy.

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
In connection with the Merger Agreement, Great Plains Energy entered into a stock purchase agreement with OCM Credit Portfolio LP (OMERS) pursuant to which Great Plains Energy will issue and sell to OMERS $750 million of 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock) upon the consummation of the merger. Upon entering into the stock purchase agreement, Great Plains Energy paid OMERS $15 million, which is not refundable in the event the merger is not consummated. The terms of the Series A Preferred Stock will provide that if Great Plains Energy misses two quarterly dividend payments, Great Plains Energy would be required to appoint two representatives designated by OMERS to the Great Plains Energy Board. In addition, OMERS' non-U.S. based ownership could potentially complicate obtaining the required regulatory approvals for the merger.

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

•
result in a downgrade in the rating of the combined company's indebtedness, which could limit its ability to borrow additional funds or increase the interest rates applicable to its indebtedness (after the announcement of the merger, Moody's Investors Service placed its long-term ratings of Great Plains Energy on review for downgrade and Standard & Poor's Ratings Services revised the outlook of Great Plains Energy, KCP&L and GMO from stable to negative);

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
The merger will be accounted for as an acquisition by Great Plains Energy in accordance with Generally Accepted Accounting Principles (GAAP). Under the acquisition method of accounting, the assets and liabilities of Westar will be recorded, as of completion, at their respective fair values and added to those of Great Plains Energy. The reported financial condition and results of operations of Great Plains Energy issued after completion of the merger will reflect Westar balances and results after completion of the merger, but will not be restated retroactively to reflect the historical financial position or results of operations of Westar for periods prior to the merger.

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
The FERC, NERC and SPP have implemented and enforce an extensive set of transmission system reliability, cybersecurity and critical infrastructure protection standards that apply to public utilities, including KCP&L and GMO.  The MPSC and KCC have the authority to implement utility operational standards and requirements, such as vegetation management standards, facilities inspection requirements and quality of service standards.  In addition, the Companies are also subject to health, safety and other requirements enacted by the Occupational Safety and Health Administration, the Department of Transportation, the Department of Labor and other federal and state agencies.  As discussed more fully under "Operational Risks," the NRC extensively regulates nuclear power plants, including Wolf Creek. The costs of existing, new or modified regulations, standards and other requirements could have an adverse effect on the Companies' results of operations, financial position and cash flows as a result of increased operations or maintenance and capital expenditures for new facilities or to repair or improve existing facilities.  In addition, failure to meet quality of service, reliability, cybersecurity, critical infrastructure protection, operational or other standards and requirements could expose the Companies to penalties, additional compliance costs, or adverse rate consequences.
Tax Reform Risk:

Changes in federal income tax policy could negatively impact the Companies.
The Companies are impacted by the U.S. federal income tax policy, including corporate income tax laws. Both the new federal administration and the Republicans in the House of Representatives have made public statements in support of comprehensive tax reform, including significant changes in the U.S. corporate income tax laws. These proposed changes include, among other things, a reduction in the corporate income tax rate, the immediate deductibility of 100% of capital expenditures, and the elimination of the interest expense deduction. The Companies are currently unable to predict whether these reform discussions will result in any significant changes to existing tax laws, or if any such changes would have a cumulative positive or negative impact on the Companies. However, it is possible that changes in the U.S. federal income tax laws could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
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
KCP&L and GMO periodically seek recovery of capital costs and expenses for environmental compliance and remediation through rate increases; however, there can be no assurance that recovery of these costs would be granted.  KCP&L and GMO may be subject to material adverse rate treatment in response to competitive, economic, political, legislative or regulatory pressures and/or public perception of the Companies' environmental reputation. The costs of compliance or noncompliance with environmental requirements, remediation costs, adverse outcomes of lawsuits, or failure to timely recover environmental costs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.  Certain of these matters are discussed in more detail below.  See Note 15 to the consolidated financial statements for additional information regarding certain significant environmental matters and Great Plains Energy's and KCP&L's current estimates of capital expenditures to comply with environmental regulations.

Air and Climate Change
The Companies' current generation capacity is primarily coal-fired, and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 19 million tons and 15 million tons of CO2 per year for Great Plains Energy and KCP&L, respectively. Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries and became effective in November 2016 as the threshold of at least 55 countries representing at least 55% of global greenhouse gas emissions have joined it through ratification. The Paris Agreement does not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change.  Other international agreements legally binding on the United States may be reached in the future.  Such new laws, regulations or treaties could mandate new or increased requirements to control or reduce the emission of greenhouse gases, such as CO2, which are created in the combustion of fossil fuels.  These requirements could include, among other things, taxes or fees on fossil fuels or emissions, cap and trade programs, emission limits and clean or renewable energy standards.
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
Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and Standard & Poor's.  Following the announcement of the anticipated acquisition of Westar, Moody's Investors Service placed its long-term ratings on Great Plains Energy on review for downgrade and Standard & Poor's Ratings Services revised the outlook on Great Plains Energy, KCP&L and GMO from stable to negative. These ratings impact the Companies' cost of funds and Great Plains Energy's ability to provide credit support for its subsidiaries.  The interest rates on borrowings under the Companies' revolving credit agreements and on a portion of Great Plains Energy's debt are subject to increase as their respective credit ratings decrease.  The amount of collateral or other credit support required under power supply and certain other agreements is also dependent on credit ratings.
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
Great Plains Energy has issued guarantees covering $96.6 million of GMO's long-term debt. Great Plains Energy also guarantees GMO's commercial paper program. At December 31, 2016, GMO had $201.9 million of commercial paper outstanding.  The guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.
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

In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares.  If the unpaid preferred stock dividends are in arrears for six or more quarters, whether or not consecutive, the preferred shareholders will be entitled to name two directors to the Great Plains Energy Board of Directors. Furthermore, pursuant to settlement agreements with certain intervenors in Missouri that are pending MPSC approval with respect to the merger, Great Plains Energy agreed that in the event that KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of the merger, then KCP&L and GMO would be restricted from paying a dividend to Great Plains Energy unless approved by the MPSC or until their credit ratings are restored to investment grade. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings.  The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00, except as the ratio relates to Great Plains Energy, which was amended in June 2016. See Note 11 to the consolidated financial statements for additional information.  Great Plains Energy's Board of Directors regularly evaluates the common stock dividend policy and determines an appropriate dividend each quarter, after taking into account such factors as, among other things, earnings, financial condition and cash flows from KCP&L and GMO, as well as general economic conditions.  While the corporate and regulatory restrictions and financial covenants discussed above are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future, Great Plains Energy cannot assure common shareholders that the dividend will be paid in the future or that, if paid, dividends will be at the same amount or with the same frequency as in the past.
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
Cyber attacks and other disruptions to facilities could interfere with operations, expose the Companies, customers or employees to a risk of loss and could cause reputational and financial harm.
Electric utilities and other operators of critical energy infrastructure, like KCP&L and GMO, may face a heightened risk of cyber attack. The Companies' facilities could be direct targets or indirect casualties of any such cyber attacks. The Companies' business relies on information technology for the generation, transmission and distribution of electricity, their primary business, as well as in secondary operational functions, including supply chain, and invoicing and collecting payments from customers. In the ordinary course of business, the Companies collect, store and transmit sensitive data including operating information, proprietary business information belonging to the Companies and third parties and personal information belonging to customers and employees. To the extent that a cyber attack was successful, customer and employee information may be stolen, equipment may be destroyed or damaged and operations of the generation fleet and/or reliability of the transmission and distribution system may be disrupted. In such an event, the Companies may experience substantial loss of revenues, material response costs and other financial loss, including the increased cost of insurance coverage. The Companies could also be subject to litigation, increased regulation and reputational damage. Any of the foregoing could have a material adverse impact on the Companies' results of operations, financial position and cash flows.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2017		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	549	(a)	Nuclear
	Iatan No. 1	Missouri	1980	490	(a)	Coal
	La Cygne Nos. 1 and 2	Kansas	1973, 1977	699	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose Nos. 2 and 3	Missouri	1960, 1964	334		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	314		Natural Gas
	Osawatomie	Kansas	2003	76		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	235		Natural Gas
	Hawthorn No. 8	Missouri	2000	79		Natural Gas
	Hawthorn No. 7	Missouri	2000	78		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	105		Oil
	Northeast Nos. 13 and 14	Missouri	1976	95		Oil
	Northeast Nos. 15 and 16	Missouri	1975	106		Oil
	Northeast Nos. 11 and 12	Missouri	1972	93		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	48		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	101		Wind
Total KCP&L				4,450
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	126	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	172	(a)	Coal
	Sibley Nos. 1, 2 and 3	Missouri	1960, 1962, 1969	448		Coal
Peak Load	Lake Road Nos. 2 and 4	Missouri	1957, 1967	115		Natural Gas
	South Harper Nos. 1, 2 and 3	Missouri	2005	303		Natural Gas
	Crossroads Energy Center	Mississippi	2002	292		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	242		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	62		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	24		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	18		Oil
Total GMO				2,074
Total Great Plains Energy				6,524
(a)    Share of a jointly owned unit.

(b)	In 2001, a new boiler, air quality control equipment and an uprated turbine was placed in service at the Hawthorn Generating Station.

(c)	Accredited capacity is 14 MW pursuant to SPP reliability standards.

(d)	Accredited capacity is 29 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne Nos. 1 and 2, 70% of Iatan No. 1, 55% of Iatan No. 2 and 47% of Wolf Creek. GMO owns 18% of each of Iatan Nos. 1 and 2 and 8% of Jeffrey Energy Center Nos. 1, 2 and 3.

Electric Utility Transmission and Distribution Resources
Electric utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 7,100 circuit miles of underground distribution lines in Missouri and Kansas. Electric utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric utility's transmission and distribution systems are continuously monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
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
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented. Mortgage bonds totaling $510.5 million were outstanding at December 31, 2016.

A portion of the fixed property and franchises of GMO are subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $5.7 million were outstanding at December 31, 2016.
ITEM 3.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 15 and 16 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol "GXP". At February 21, 2017, Great Plains Energy's common stock was held by 14,886 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2016		2015		Dividends Declared
Quarter	High	Low	High	Low	2017		2016	2015
First	$32.26	$26.34	$30.06	$25.80	$0.275	(b)	$0.2625	$0.245
Second	32.68	28.35	27.52	24.16			0.2625	0.245
Third	31.22	26.53	27.35	24.21			0.2625	0.245
Fourth	28.60	26.20	28.02	25.74			0.275	0.2625
(a)    Based on closing stock prices.
(b)    Declared February 14, 2017, and payable March 20, 2017, to shareholders of record as of February 27, 2017.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.
Purchases of Equity Securities
Great Plains Energy had no purchases of its equity securities during the three months ended December 31, 2016.
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2016	2015	2014(a)	2013(a)	2012(a)
Great Plains Energy	(dollars in millions except per share amounts)
Operating revenues	$2,676	$2,502	$2,568	$2,446	$2,310
Net income	$290	$213	$243	$250	$200
Basic earnings per common share	$1.61	$1.37	$1.57	$1.62	$1.36
Diluted earnings per common share	$1.61	$1.37	$1.57	$1.62	$1.35
Total assets at year end (a)	$13,570	$10,739	$10,453	$9,770	$9,626
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$3,747	$3,746	$3,481	$3,492	$2,999
Cash dividends per common share	$1.0625	$0.9975	$0.935	$0.8825	$0.855
SEC ratio of earnings to combined fixed charges and
preferred dividend requirements	2.54	2.58	2.72	2.75	2.31

KCP&L
Operating revenues	$1,875	$1,714	$1,731	$1,671	$1,580
Net income	$225	$153	$162	$169	$142
Total assets at year end (a)	$8,058	$7,815	$7,495	$6,821	$6,689
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$2,565	$2,563	$2,297	$2,294	$1,887
SEC ratio of earnings to fixed charges	3.30	2.57	2.69	2.76	2.58
(a) Adjusted for adoption of Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents and a time deposit to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 855,700 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including certain costs to achieve the anticipated acquisition of Westar.
Anticipated Acquisition of Westar Energy, Inc.
On May 29, 2016, Great Plains Energy entered into a Merger Agreement by and among Great Plains Energy, Westar, and, from and after its accession to the Merger Agreement, Merger Sub. Pursuant to the Merger

Agreement, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Westar, with Westar continuing as the surviving corporation. Upon closing, pursuant to the Merger Agreement, Great Plains Energy will acquire Westar for (i) $51.00 in cash and (ii) a number, rounded to the nearest 1/10,000 of a share, of Great Plains Energy common stock equal to an exchange ratio that may vary between 0.2709 and 0.3148, based upon the volume-weighted average price per share of Great Plains Energy common stock during a 20 consecutive full trading day period ending on (and including) the third trading day immediately prior to the closing date of the merger, for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy.

Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and the Westar Board, has received the required approvals of each of Great Plains Energy's and Westar's shareholders and The Federal Communications Commission (FCC), and has received early termination of the waiting period under the HSR Act with respect to antitrust review. The anticipated acquisition remains subject to regulatory approvals from KCC, the MPSC, NRC and FERC; as well as other customary conditions.

On October 3, 2016, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock for total net proceeds of $836.2 million. The proceeds from these offerings will be used to fund a portion of the cash consideration for the anticipated acquisition.
See Note 2 to the consolidated financial statements for more information regarding the acquisition.
Earnings Overview
Great Plains Energy's 2016 earnings available for common shareholders increased to $273.5 million or $1.61 per share from $211.4 million or $1.37 per share in 2015 driven primarily by new retail rates and cost recovery mechanisms; warmer weather; a performance incentive for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA) and a decrease in interest charges; partially offset by a decrease in weather-normalized retail demand; costs to achieve the anticipated acquisition of Westar; an increase in utility operating and maintenance expense; depreciation and amortization expense and general taxes; higher income tax expense; and increased preferred stock dividend requirements.

In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted 2016 earnings per share by $0.15.
For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for 2016 were $286.0 million and $1.85, respectively. For 2015 and 2014, adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were the same as GAAP earnings and GAAP earnings per share at $211.4 million and $1.37 and $241.2 million and $1.57, respectively. In addition to earnings available for common shareholders and diluted earnings per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated acquisition of Westar. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) excludes certain costs, expenses, gains, losses and the per share dilutive effect of equity issuances resulting from the anticipated acquisition. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between earnings available for common shareholders and diluted earnings per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

	2016
Reconciliation of GAAP to Non-GAAP		Earnings per diluted share
	(millions, except per share amounts)
Earnings available for common shareholders	$273.5	$1.61
Costs to achieve the anticipated acquisition of Westar:
Operating expense, pre-tax (a)	34.2	0.22
Financing, pre-tax (b)	35.9	0.24
Mark-to-market impacts of interest rate swaps, pre-tax (c)	(79.3)	(0.51)
Interest income, pre-tax (d)	(3.2)	(0.02)
Income tax expense (e)	9.5	0.06
Preferred stock (f)	15.4	0.10
Dilutive impact of October 2016 share issuance (g)	N/A	0.15
Adjusted earnings (non-GAAP)	$286.0	$1.85
Average Shares Outstanding
Shares used in calculating diluted earnings per common share	169.8
Adjustment for October 2016 share issuance (g)	(14.9)
Shares used in calculating adjusted earnings per share (non-GAAP)	154.9
(a) Reflects legal, advisory and consulting fees and certain severance expenses and are included in Costs to achieve the anticipated acquisition of Westar on the consolidated statements of comprehensive income.
(b) Reflects fees incurred to finance the anticipated acquisition of Westar, including fees for a bridge term loan facility, and are included in Interest charges on the consolidated statements of comprehensive income.
(c) Reflects the mark-to-market gain on interest rate swaps entered into in connection with financing the anticipated acquisition of Westar and is included in Interest charges on the consolidated statements of comprehensive income.
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and is included in Non-operating income on the consolidated statements of comprehensive income.
(e) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(f) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016 and the redemption of cumulative preferred stock in August 2016, including the redemption premium, and are included in Preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income.
(g) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.

Regulatory Proceedings
See Note 6 to the consolidated financial statements for information regarding regulatory proceedings.
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on September 10, 2016 and ended on November 21, 2016. Wolf Creek's next refueling outage is planned to begin in the first quarter of 2018.
ENVIRONMENTAL MATTERS
See Note 15 to the consolidated financial statements for information regarding environmental matters.

RELATED PARTY TRANSACTIONS
See Note 18 to the consolidated financial statements for information regarding related party transactions.
CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been used could have a material impact on Great Plains Energy's results of operations and financial position. Management has identified the following accounting policies as critical to the understanding of Great Plains Energy's results of operations and financial position. Management has discussed the development and selection of these critical accounting policies with the Audit Committee of the Great Plains Energy Board of Directors.
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

			Impact on	Impact on
			Projected	2016
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(86.1)	$(5.9)
Rate of return on plan assets	0.5%	increase	—	(3.4)
Discount rate	0.5%	decrease	96.9	6.1
Rate of return on plan assets	0.5%	decrease	—	3.4
Pension expense for KCP&L and GMO is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2016, Great Plains Energy's pension expense was $98.2 million under GAAP and $93.3 million for ratemaking. The impact on 2016 pension expense in the table above reflects the impact on GAAP pension costs. Under the

Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
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
Management regularly assesses whether regulatory assets and liabilities are probable of future recovery or refund by considering factors such as decisions by the MPSC, KCC or FERC in electric utility's rate case filings; decisions in other regulatory proceedings, including decisions related to other companies that establish precedent on matters applicable to electric utility; and changes in laws and regulations. If recovery or refund of regulatory assets or liabilities is not approved by regulators or is no longer deemed probable, these regulatory assets or liabilities are recognized in the current period results of operations. Electric utility's continued ability to meet the criteria for recording regulatory assets and liabilities may be affected in the future by restructuring and deregulation in the electric industry or changes in accounting rules. In the event that the criteria no longer applied to all or a portion of electric utility's operations, the related regulatory assets and liabilities would be written off unless an appropriate regulatory recovery mechanism were provided. Additionally, these factors could result in an impairment on utility plant assets. See Note 6 to the consolidated financial statements for additional information.
Impairments of Assets, Intangible Assets and Goodwill
Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed under GAAP.
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The goodwill impairment test is a two step process. See Note 1 to the consolidated financial statements for additional information regarding the Company's plans to adopt Accounting Standards Update (ASU) No. 2017-04 for its 2017 goodwill impairment test. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics.
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

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2016	2015	2014
	(millions)
Operating revenues	$2,676.0	$2,502.2	$2,568.2
Fuel and purchased power	(590.1)	(608.7)	(742.5)
Transmission	(84.8)	(89.1)	(74.7)
Other operating expenses	(1,003.2)	(943.9)	(910.5)
Costs to achieve the anticipated acquisition of Westar	(34.2)	—	—
Depreciation and amortization	(344.8)	(330.4)	(306.0)
Operating income	618.9	530.1	534.5
Non-operating income and expenses	2.8	3.7	12.5
Interest charges	(161.5)	(199.3)	(188.5)
Income tax expense	(172.2)	(122.7)	(115.7)
Income from equity investments	2.0	1.2	—
Net income	290.0	213.0	242.8
Preferred dividends and redemption premium	(16.5)	(1.6)	(1.6)
Earnings available for common shareholders	$273.5	$211.4	$241.2
Reconciliation of gross margin to operating revenue:
Operating revenues	$2,676.0	$2,502.2	$2,568.2
Fuel and purchased power	(590.1)	(608.7)	(742.5)
Transmission	(84.8)	(89.1)	(74.7)
Gross margin (a)	$2,001.1	$1,804.4	$1,751.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2016 Compared to 2015
Electric Utility Segment
Electric utility's net income increased $68.3 million in 2016 compared to 2015 primarily due to:

•
a $196.7 million increase in gross margin driven by new retail rates and cost recovery mechanisms, warmer weather and an increase in the recovery of program costs and throughput disincentive as well as a performance incentive for energy efficiency programs under MEEIA, partially offset by a decrease in weather-normalized retail demand;

•
a $50.0 million increase in other operating expenses driven by an increase in pension expense, an increase in program costs for energy efficiency programs under MEEIA, an increase in plant operating and maintenance expenses, an increase in injuries and damages expense and an increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues;

•	$15.9 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•	a $14.4 million increase in depreciation and amortization expense driven by capital additions;

•
a $5.2 million increase in interest charges primarily due to an increase in interest expense in 2016 related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million Environmental Improvement Revenue Refunding (EIRR) Series 2005 bonds in September 2015; and

•	a $43.5 million increase in income tax expense driven by an increase in pre-tax income.

Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $6.2 million in 2016 compared to 2015 primarily due to:

•	$7.5 million of other operating expenses for the settlement of litigation at MPS Merchant in 2016;

•	$18.3 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•	$35.9 million of interest charges for fees incurred for a bridge term loan facility entered into in connection with the anticipated acquisition of Westar;

•
a $79.3 million mark-to-market gain on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar;

•	$3.2 million of interest income earned on the proceeds from Great Plains Energy's October 2016 common stock and depositary share offerings;

•	$12.7 million of income tax expense related to these items; and

•
$15.4 million of reductions to earnings available for common shareholders consisting of $14.8 million of dividends on Great Plains Energy's Series B Preferred Stock issued in October 2016 and $0.6 million related to the redemption of Great Plains Energy's cumulative preferred stock in August 2016.

2015 Compared to 2014
Electric Utility Segment
Electric utility's net income decreased $19.7 million in 2015 compared to 2014 primarily due to:

•
a $53.4 million increase in gross margin driven by new retail rates, an increase in recovery of program costs for energy efficiency programs under MEEIA, an increase in recovery of renewable energy costs under the Renewable Energy Standard Rate Adjustment Mechanism (RESRAM), an increase in weather-normalized retail demand and an increase in other margin items, partially offset by lower wholesale margins, higher transmission expense and weather;

•
a $33.8 million increase in other operating expenses primarily driven by an increase in program costs for energy efficiency programs under MEEIA, an increase in amortization of deferred renewable energy costs under RESRAM and an increase in general taxes driven by higher property taxes, partially offset by a decrease in Wolf Creek operating and maintenance expenses;

•	a $24.4 million increase in depreciation and amortization expense due to capital additions;

•
an $11.8 million decrease in non-operating income and expenses driven by a $13.2 million decrease in the equity component of Allowance for Funds Used During Construction (AFUDC) primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service;

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

Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel and purchased power and transmission. Expenses for fuel and purchased power and certain transmission costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms, except for KCP&L's Missouri retail operations prior to September 29, 2015, when a cost adjustment mechanism was approved.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a meaningful basis for evaluating electric utility's operations across periods because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Great Plains Energy Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	2016	2015	2014
	(millions)
Operating revenues	$2,676.0	$2,502.2	$2,568.2
Fuel and purchased power	(590.1)	(608.7)	(742.5)
Transmission	(84.8)	(89.1)	(74.7)
Other operating expenses	(990.2)	(940.2)	(906.4)
Costs to achieve the anticipated acquisition of Westar	(15.9)	—	—
Depreciation and amortization	(344.8)	(330.4)	(306.0)
Operating income	650.2	533.8	538.6
Non-operating income and expenses	2.3	1.7	13.5
Interest charges	(196.1)	(190.9)	(183.0)
Income tax expense	(164.3)	(120.8)	(125.6)
Net income	$292.1	$223.8	$243.5
Reconciliation of gross margin to operating revenue:
Operating revenues	$2,676.0	$2,502.2	$2,568.2
Fuel and purchased power	(590.1)	(608.7)	(742.5)
Transmission	(84.8)	(89.1)	(74.7)
Gross margin (a)	$2,001.1	$1,804.4	$1,751.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2016	Change(c)	2015	Change(c)	2014
Retail revenues	(millions)
Residential	$1,092.5	9	$1,006.2	(2)	$1,025.5
Commercial	1,066.0	6	1,001.0	1	995.2
Industrial	229.6	3	222.3	(1)	225.3
Other retail revenues	20.9	3	20.4	—	20.3
Provision for rate refund	(9.6)	N/M	—	—	—
Energy efficiency (MEEIA)(b)	80.0	55	51.5	81	28.5
Total retail	2,479.4	8	2,301.4	—	2,294.8
Wholesale revenues	142.0	(3)	147.1	(34)	222.6
Other revenues	54.6	2	53.7	6	50.8
Operating revenues	2,676.0	7	2,502.2	(3)	2,568.2
Fuel and purchased power	(590.1)	(3)	(608.7)	(18)	(742.5)
Transmission	(84.8)	(5)	(89.1)	19	(74.7)
Gross margin	$2,001.1	11	$1,804.4	3	$1,751.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $49.3 million, $42.9 million and $20.7 million for 2016, 2015 and 2014, respectively, that have a direct offset in utility operating and maintenance expenses, recovery of throughput disincentive of $15.1 million, $8.6 million and $7.8 million for 2016, 2015 and 2014, respectively, and a performance incentive of $15.6 million for 2016.

(c)	N/M - not meaningful

		%		%
MWh Sales	2016	Change	2015	Change	2014
Retail MWh sales	(thousands)
Residential	8,774	2	8,585	(4)	8,971
Commercial	10,796	—	10,777	(1)	10,827
Industrial	3,149	(1)	3,191	—	3,200
Other retail MWh sales	115	(1)	116	(1)	117
Total retail	22,834	1	22,669	(2)	23,115
Wholesale MWh sales	7,063	9	6,512	(14)	7,587
Total MWh sales	29,897	3	29,181	(5)	30,702
Electric utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit availability, transmission availability, fuel costs, and requirements of other electric systems. Electric utility's revenues contain certain recovery mechanisms as follows:

•
KCP&L's Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff. The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances and asset-based off-system sales margin. These projected amounts are subject to quarterly re-forecasts. Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded either as a reduction of fuel and purchased power expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas retail customers over twelve months beginning April 1 of the succeeding year.

•
KCP&L's Kansas retail rates contain a Transmission Delivery Charge (TDC) rider. The TDC tariff reflects a mixture of historical and projected costs related to transmission service, certain RTO fees, transmission rate base, and transmission operating and maintenance expense. These costs are subject to an annual true-up with a twelve month recovery period. The TDC true-up is recorded either as a reduction of transmission expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to KCP&L's Kansas electric retail customers. The TDC became effective in conjunction with new retail rates on October 1, 2015.

•
KCP&L's Missouri retail rates contain a Fuel Adjustment Clause (FAC) tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to KCP&L's customers. The FAC cycle consists of an accumulation period of six months beginning in January and July with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded either as a reduction of fuel and purchased power expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to KCP&L's electric retail customers. The FAC became effective in conjunction with new retail rates on September 29, 2015.

•
GMO's electric retail rates contain a FAC tariff under which 95% of the difference between actual fuel cost, purchased power costs, certain transmission costs and off-system sales margin and the amount provided in base rates for these costs is passed along to GMO's customers. The FAC cycle consists of an accumulation period of six months beginning in June and December with FAC rate approval requested every six months for a twelve month recovery period. The FAC is recorded either as a reduction of fuel and purchased power expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's electric retail customers.

•
GMO's steam rates contain a Quarterly Cost Adjustment (QCA) under which 85% of the difference between actual fuel costs and base fuel costs is passed along to GMO's steam customers. The QCA is recorded either as a reduction of fuel and purchased power expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to GMO's steam customers.

Both KCP&L and GMO offer energy efficiency and demand side management programs to their Missouri retail customers under MEEIA and recover program costs, throughput disincentive and as applicable, certain performance incentives in retail rates. KCP&L and GMO recover these items through a rider mechanism. For program costs, the difference between the amount collected and actual program costs is recorded either as a reduction to utility operating and maintenance expense (for under-recoveries) or a reduction to retail revenues (for over-recoveries) and is deferred as a regulatory asset or liability to be recovered from or refunded to customers. For throughput disincentive, the difference between the amount collected and the actual throughput disincentive is recorded as an increase to or reduction of retail revenues and is deferred as a regulatory asset or liability to be recovered from or refunded to customers. The performance incentive is recorded as an increase to retail revenues and a receivable to be recovered from customers.
Electric utility's gross margin increased $196.7 million in 2016 compared to 2015 primarily driven by:

•
an estimated $111 million increase due to new retail rates and an estimated $37 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an estimated $38 million increase due to warmer weather with a 16% increase in cooling degree days in 2016;

•	a $6.4 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	a $6.5 million increase in MEEIA throughput disincentive;

•	a $15.6 million MEEIA performance incentive recognized in 2016 related to the achievement of certain energy savings levels in the first cycle of KCP&L's and GMO's MEEIA programs; and

•	an estimated $9 million decrease due to a decrease in weather-normalized retail demand.

Electric utility's gross margin increased $53.4 million in 2015 compared to 2014 primarily driven by:

•	an estimated $36 million increase due to new retail rates for KCP&L in Missouri effective September 29, 2015, and in Kansas effective July 25, 2014 and October 1, 2015;

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

		%		%
	2016	Change	2015	Change	2014

CDD	1,585	16	1,370	8	1,266

HDD	4,296	(6)	4,578	(19)	5,666

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $50.0 million in 2016 compared to 2015 primarily driven by:

•	a $4.8 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $6.4 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $4.9 million increase in plant operating and maintenance expense;

•	a $7.9 million increase in injuries and damages expense primarily due to an increase in estimated losses from an unfavorable judgment in ongoing litigation; and

•	a $13.7 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.

Electric utility's other operating expenses increased $33.8 million in 2015 compared to 2014 primarily driven by:

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

Electric Utility Costs to Achieve the Anticipated Acquisition of Westar
Electric utility's costs to achieve the anticipated acquisition of Westar of $15.9 million in 2016 reflects consulting fees, certain severance expenses and other transition costs related to the anticipated acquisition of Westar.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization expense increased $14.4 million and $24.4 million in 2016 compared to 2015 and 2015 compared to 2014, respectively, due to capital additions.
Electric Utility Non-Operating Income and Expenses
Electric utility's non-operating income and expenses decreased $11.8 million in 2015 compared to 2014 primarily due to a $13.2 million decrease in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Electric Utility Interest Charges
Electric utility's interest charges increased $5.2 million in 2016 compared to 2015 primarily due to a $7.9 million increase in interest expense related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a $2.2 million decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
Electric utility's interest charges increased $7.9 million in 2015 compared to 2014 primarily due to a $7.2 million decrease in in the equity component of AFUDC primarily due to a lower average construction work in progress in 2015 due to environmental upgrades at KCP&L's La Cygne Station being placed into service.

Electric Utility Income Tax Expense
Electric utility's income tax expense increased $43.5 million in 2016 compared to 2015 due to increased pre-tax income. Electric utility's income tax expense decreased $4.8 million in 2015 compared to 2014 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2016 compared to December 31, 2015)

•	Great Plains Energy's cash and cash equivalents increased $1,281.8 million due to a portion of the proceeds from Great Plains Energy's October 2016 common stock and depositary share offerings.

•
Great Plains Energy's time deposit increased $1,000.0 million due to an investment made with a portion of the proceeds from Great Plains Energy's October 2016 common stock and depositary share offerings.

•
Great Plains Energy's derivative instruments - current assets increased $80.7 million due to a $79.3 million mark-to-market gain on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar.

•
Great Plains Energy's commercial paper increased $110.8 million due to an increase in commercial paper of $158.2 million at GMO due to borrowings for capital expenditures and general corporate purposes partially offset by the repayment of $47.4 million of commercial paper at KCP&L with funds from operations.

•
Great Plains Energy's current maturities of long-term debt increased $381.0 million and long-term debt decreased $379.9 million due to the reclassification of KCP&L's $250.0 million of 5.85% Senior Notes and $31.0 million of 1.25% EIRR Series 1992 bonds and Great Plains Energy's $100.0 million of 6.875% Senior Notes from long-term to current.

•
Great Plains Energy's deferred income taxes increased $170.9 million primarily due to an increase in temporary differences and changes in the projected utilization of net operating loss carryforwards, primarily driven by bonus depreciation.

•
Great Plains Energy's asset retirement obligations increased $40.1 million primarily due to an increase in cost estimates for the closure of ponds and landfills containing coal combustion residuals (CCRs) at KCP&L electric generating facilities.

•
Great Plains Energy's common stock increased $1,570.3 million primarily due to $1.55 billion in net proceeds from Great Plains Energy's public offering of 60.5 million shares of common stock in October 2016.

•	Great Plains Energy's cumulative preferred stock $100 par value decreased $39.0 million due to the redemption of its 390,000 shares of outstanding cumulative preferred stock in August 2016.

•
Great Plains Energy's preference stock without par value increased $836.2 million due to the issuance of Series B Preferred Stock in conjunction with Great Plains Energy's October 2016 depositary share offering. See Note 14 to the consolidated financial statements for additional information.

CAPITAL REQUIREMENTS AND LIQUIDITY
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries and cash and cash equivalents and a time deposit to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar.  Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements, including the anticipated acquisition of Westar, are discussed below.
Great Plains Energy's liquid resources at December 31, 2016, consisted of $1.3 billion of cash and cash equivalents on hand, a $1.0 billion time deposit that matures in the first quarter of 2017 and $912.1 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $199.0 million from Great Plains Energy's revolving credit facility, $464.3 million from KCP&L's credit facilities and $248.8 million from GMO's credit facilities.  See Notes 4 and 11 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances. However, the $1.3 billion of cash and cash equivalents on hand and the $1.0 billion time deposit at December 31, 2016, are primarily the result of Great Plains Energy's equity issuances in October 2016, the proceeds of which are to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar.
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
For a description of Great Plains Energy's financing activities and the remaining portion of its proposed financing plan with respect to the anticipated acquisition of Westar, see Note 2 to the consolidated financial statements.
Great Plains Energy also has a 364-day $5.1 billion senior unsecured bridge term loan facility to support the anticipated acquisition of Westar and provide flexibility for timing of long-term financing. See Note 11 to the consolidated financial statements for additional information.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $30.9 million increase in cash flows from operating activities for Great Plains Energy in 2016 compared to 2015 was primarily driven by new retail rates for KCP&L and warmer weather. Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
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
In 2016, Great Plains Energy purchased a time deposit of $1.0 billion with a portion of the proceeds from Great Plains Energy's October 2016 common stock and depositary share offerings.
Great Plains Energy's utility capital expenditures decreased $67.7 million in 2016 compared to 2015 primarily due to a decrease in cash utility capital expenditures related to infrastructure and system improvements.
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
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities in 2016 reflect gross proceeds of $1.6 billion from the issuance of 60.5 million shares of common stock at a public offering price of $26.45 per share and gross proceeds of $862.5 million from the issuance of 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock at $50 per depositary share. Great Plains Energy paid $40.1 million for the redemption of its 390,000 shares of cumulative preferred stock and $143.6 million in issuance fees related to common stock and depositary share issuances, establishing Great Plains Energy's bridge term loan facility and a payment to OMERS pursuant to a stock purchase agreement.
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
Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy's, KCP&L's and GMO's securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets. After the announcement of the anticipated acquisition of Westar, Moody's Investors Service placed its long-term ratings of Great Plains Energy on review for downgrade and Standard & Poors' Ratings Services revised its outlook of Great Plains Energy, KCP&L and GMO from stable to negative. The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy's, KCP&L's or GMO's debt, it could increase interest charges under Great Plains Energy's 6.875% Senior Notes due 2017 or Great Plains Energy's, KCP&L's and GMO's revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy's, KCP&L's and GMO's access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy's ability to provide credit support for its subsidiaries.
As of February 23, 2017, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

	Moody's	Standard
	Investors Service	& Poor's
Great Plains Energy
Outlook	Review for downgrade	Negative
Corporate Credit Rating	-	BBB+
Preferred Stock	Ba1	BBB-
Senior Unsecured Debt	Baa2	BBB

KCP&L
Outlook	Stable	Negative
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Negative
Senior Unsecured Debt	Baa2	BBB+
Commercial Paper	P-2	A-2
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

KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At December 31, 2016, there was $867.1 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At December 31, 2016, there was $548.1 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2016, there were no outstanding payables under the money pool.
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
In October 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after issuance costs). Great Plains Energy plans to use proceeds from the offering to fund a portion of the cash consideration for the anticipated acquisition of Westar.
In October 2016, Great Plains Energy also completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.2 million after issuance costs). Great Plains Energy plans to use proceeds from the offering to fund a portion of the cash consideration for the anticipated acquisition of Westar.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unlimited amounts of notes and general mortgage bonds with the SEC that was filed and became effective in March 2015 and expires in March 2018.
In August 2015, KCP&L issued, at a discount, $350.0 million of 3.65% unsecured Senior Notes, maturing in 2025.
Debt Agreements
See Note 11 to the consolidated financial statements for information regarding revolving credit facilities and term loan facility related to the anticipated acquisition of Westar.

Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding AFUDC to finance construction, were $609.4 million, $677.1 million and $773.7 million in 2016, 2015 and 2014, respectively. Utility capital expenditures represent a significant portion of Great Plains Energy's capital requirements. Utility capital expenditures projected for the next four years include improvements to generating, distribution and transmission facilities, software upgrades and expenditures for environmental projects at coal-fired power plants. Great Plains Energy intends to meet these capital requirements with a combination of internally generated funds and proceeds from short-term and long-term debt.
Utility capital expenditures projected for the next four years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2017	2018	2019	2020
	(millions)
Generating facilities	$180.5	$204.3	$178.0	$192.7
Distribution and transmission facilities	216.5	192.3	216.7	203.5
General facilities	106.2	98.5	56.7	69.4
Nuclear fuel	44.5	25.2	22.9	50.0
Environmental	43.4	36.6	11.5	14.0
Total utility capital expenditures	$591.1	$556.9	$485.8	$529.6
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
In 2016 and 2015, the Company contributed $69.8 million and $76.9 million to the pension plans, respectively, and expects to contribute $79.6 million in 2017 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2017 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $4.6 million under the provisions of these plans in 2017, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.

Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2017	2018	2019	2020	2021	After 2021	Total
Long-term debt	(millions)
Principal	$382.1	$351.1	$401.1	$1.1	$432.0	$2,197.1	$3,764.5
Interest	182.5	156.8	131.3	116.9	108.3	945.9	1,641.7
Lease commitments
Operating leases	12.9	11.0	9.3	9.7	9.7	110.5	163.1
Capital leases	0.4	0.4	0.4	0.4	0.4	3.1	5.1
Pension and other post-retirement plans (a)	84.2	84.2	84.2	84.2	84.2	(a)	421.0
Purchase commitments
Fuel	259.0	145.8	62.2	53.8	11.2	100.8	632.8
Power	47.3	47.3	47.3	47.3	47.4	462.2	698.8
Other	50.1	32.0	33.3	5.9	6.5	38.7	166.5
Total contractual commitments (a)	$1,018.5	$828.6	$769.1	$319.3	$699.7	$3,858.3	$7,493.5

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2021 but the amounts are not yet determined. Amounts for years after 2017 are estimates based on information available in determining the amount for 2017. Actual amounts for years after 2017 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $17.2 million of net discounts on senior notes and debt issuance costs. Variable rate interest obligations are based on rates as of December 31, 2016.
Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.5 million in 2017, $1.2 million in 2018 and approximately $0.4 million per year from 2019 to 2025, for a total of $5.5 million.
The Company expects to contribute $84.2 million to the pension and other post-retirement plans in 2017, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2021 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2017 are estimates based on information available in determining the amount for 2017. Actual amounts for years after 2017 could be significantly different than the estimated amounts in the table above.
Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2016, which do not have a definitive cash payout date and are not included in the table above.
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

At December 31, 2016, Great Plains Energy has provided $135.3 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $38.7 million, which expire in 2017 and 2018 and

•	Great Plains Energy guarantees of GMO long-term debt totaling $96.6 million, which includes debt with maturity dates ranging from 2017 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2016, GMO had $201.9 million commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
At December 31, 2016, KCP&L had issued letters of credit totaling $8.8 million as credit support to certain counterparties that expire in 2017. KCP&L has issued $148.1 million of letters of credit as credit support for its variable rate EIRR Bond Series 2007A and B that expire in 2018.
At December 31, 2016, GMO had issued letters of credit totaling $1.9 million as credit support to certain counterparties that expire in 2017.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2016	2015
	(millions)
Operating revenues	$1,875.4	$1,713.8
Fuel and purchased power	(372.7)	(397.1)
Transmission	(56.4)	(58.4)
Other operating expenses	(705.8)	(658.6)
Costs to achieve the anticipated acquisition of Westar	(10.9)	—
Depreciation and amortization	(247.5)	(235.7)
Operating income	482.1	364.0
Non-operating income and expenses	4.2	1.2
Interest charges	(139.4)	(135.6)
Income tax expense	(121.9)	(76.8)
Net income	$225.0	$152.8
Reconciliation of gross margin to operating revenue:
Operating revenues	$1,875.4	$1,713.8
Fuel and purchased power	(372.7)	(397.1)
Transmission	(56.4)	(58.4)
Gross margin (a)	$1,446.3	$1,258.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
	2016	2015	Change(c)	2016	2015	Change
Retail revenues	(millions)			(thousands)
Residential	$713.0	$639.9	11	5,330	5,213	2
Commercial	798.5	738.7	8	7,553	7,569	—
Industrial	147.4	137.8	7	1,839	1,833	—
Other retail revenues	13.1	12.5	6	83	83	—
Provision for rate refund	0.8	—	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	50.9	27.5	85	N/A	N/A	N/A
Total retail	1,723.7	1,556.4	11	14,805	14,698	1
Wholesale revenues	128.9	134.1	(4)	6,629	6,099	9
Other revenues	22.8	23.3	(2)	N/A	N/A	N/A
Operating revenues	1,875.4	1,713.8	9	21,434	20,797	3
Fuel and purchased power	(372.7)	(397.1)	(6)
Transmission	(56.4)	(58.4)	(3)
Gross margin (b)	$1,446.3	$1,258.3	15

(a)
Consists of recovery of program costs of $31.0 million and $20.5 million for 2016 and 2015, respectively, that have a direct offset in operating and maintenance expenses, recovery of throughput disincentive of $9.5 million and $7.0 million for 2016 and 2015, respectively, and a performance incentive of $10.4 million for 2016.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(c)	N/M - not meaningful

KCP&L's gross margin increased $188.0 million in 2016 compared to 2015 primarily driven by:

•
an estimated $111 million increase due to new retail rates and an estimated $37 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an estimated $25 million increase due to warmer weather with a 16% increase in cooling degree days in 2016;

•	a $10.5 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in operating and maintenance expense;

•	a $2.5 million increase in MEEIA throughput disincentive;

•	a $10.4 million MEEIA performance incentive recognized in 2016 related to the achievement of certain energy savings levels in the first cycle of KCP&L's MEEIA programs; and

•	an estimated $6 million decrease due to a decrease in weather-normalized retail demand.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $47.2 million in 2016 compared to 2015 primarily driven by:

•	a $5.6 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $10.5 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $2.3 million increase in plant operating and maintenance expense;

•	a $7.4 million increase in injuries and damages expense primarily due to an increase in estimated losses from an unfavorable judgment in ongoing litigation; and

•	a $14.0 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.
KCP&L Costs to Achieve the Anticipated Acquisition of Westar
KCP&L's costs to achieve the anticipated acquisition of Westar of $10.9 million in 2016 reflects consulting fees, certain severance expenses and other transition costs related to the anticipated acquisition of Westar.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $11.8 million in 2016 compared to 2015 due to capital additions.
KCP&L Interest Charges
KCP&L's interest charges increased $3.8 million in 2016 compared to 2015 primarily due to a $7.9 million increase in interest expense related to KCP&L's issuance of $350 million of 3.65% Senior Notes in August 2015; partially offset by a $2.2 million decrease in interest expense due to KCP&L's purchase in lieu of redemption of its $50.0 million and $21.9 million EIRR Series 2005 bonds in September 2015.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $45.1 million in 2016 compared to 2015 due to increased pre-tax income.

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
Hedging Strategies
Derivative instruments are utilized to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments listed and traded on an exchange.
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2016, 4% and 6%, respectively, of Great Plains Energy's and KCP&L's long-term debt was variable rate debt. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 5% at December 31, 2016.
Great Plains Energy and KCP&L had $334.8 million and $132.9 million, respectively, of commercial paper outstanding at December 31, 2016. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming $334.8 million and $132.9 million of commercial paper was outstanding for all of 2017 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an increase in interest expense of $0.3 million for Great Plains Energy and $0.1 million for KCP&L in 2017. Assuming $334.8 million and $132.9 million of commercial paper was outstanding for all of 2017 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $3.3 million for Great Plains Energy and $1.3 million for KCP&L in 2017.
At December 31, 2016, Great Plains Energy had $4.4 billion of notional amounts of fixed-to-floating interest rate swaps to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the anticipated acquisition of Westar. Settlement of these swaps is contingent on the consummation of the anticipated acquisition of Westar. Assuming settlement of the swaps, a hypothetical 10% decrease in the interest rates underlying the swaps would have resulted in an approximately $51 million increase in interest expense associated with settlement of the swaps as of December 31, 2016.

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
KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity. KCP&L is required to maintain a capacity margin of at least 12%. This net positive supply of capacity and energy is maintained through KCP&L's generation assets and capacity and power purchase agreements to protect KCP&L from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.
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

Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2016, was $8.7 million.
Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2016, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $6.5 million reduction in the value of the decommissioning trust funds at December 31, 2016. A hypothetical 10% decrease in equity prices would have resulted in a $15.2 million reduction in the fair value of the equity securities at December 31, 2016. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Great Plains Energy Incorporated and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Kansas City Power & Light Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 23, 2017

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income

Year Ended December 31	2016	2015	2014
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,676.0	$2,502.2	$2,568.2
Operating Expenses
Fuel and purchased power	590.1	608.7	742.5
Transmission	84.8	89.1	74.7
Utility operating and maintenance expenses	759.5	724.8	701.9
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	34.2	—	—
Depreciation and amortization	344.8	330.4	306.0
General taxes	226.7	213.2	204.6
Other	17.0	5.9	4.0
Total	2,057.1	1,972.1	2,033.7
Operating income	618.9	530.1	534.5
Non-operating income	17.1	11.7	25.0
Non-operating expenses	(14.3)	(8.0)	(12.5)
Interest charges	(161.5)	(199.3)	(188.5)
Income before income tax expense and income from equity investments	460.2	334.5	358.5
Income tax expense	(172.2)	(122.7)	(115.7)
Income from equity investments, net of income taxes	2.0	1.2	—
Net income	290.0	213.0	242.8
Preferred stock dividend requirements and redemption premium	16.5	1.6	1.6
Earnings available for common shareholders	$273.5	$211.4	$241.2

Average number of basic common shares outstanding	169.4	154.2	153.9
Average number of diluted common shares outstanding	169.8	154.8	154.1

Basic and diluted earnings per common share	$1.61	$1.37	$1.57
Comprehensive Income
Net income	$290.0	$213.0	$242.8
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	5.6	5.7	8.0
Derivative hedging activity, net of tax	5.6	5.7	8.0
Defined benefit pension plans
Net gain (loss) arising during period	(1.1)	1.0	(3.0)
Income tax (expense) benefit	0.4	(0.4)	1.2
Net gain (loss) arising during period, net of tax	(0.7)	0.6	(1.8)
Amortization of net losses included in net periodic benefit costs, net of tax	0.5	0.4	0.4
Change in unrecognized pension expense, net of tax	(0.2)	1.0	(1.4)
Total other comprehensive income	5.4	6.7	6.6
Comprehensive income	$295.4	$219.7	$249.4
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,293.1	$11.3
Time deposit	1,000.0	—
Receivables, net	166.0	147.7
Accounts receivable pledged as collateral	172.4	175.0
Fuel inventories, at average cost	108.8	118.4
Materials and supplies, at average cost	162.2	155.7
Deferred refueling outage costs	22.3	19.2
Refundable income taxes	—	3.8
Derivative instruments	81.5	0.8
Prepaid expenses and other assets	53.2	32.3
Total	3,059.5	664.2
Utility Plant, at Original Cost
Electric	13,597.7	13,189.9
Less - accumulated depreciation	5,106.9	4,943.7
Net utility plant in service	8,490.8	8,246.2
Construction work in progress	403.9	347.9
Nuclear fuel, net of amortization of $172.1 and $192.5	62.0	68.3
Total	8,956.7	8,662.4
Investments and Other Assets
Nuclear decommissioning trust fund	222.9	200.7
Regulatory assets	1,048.0	979.1
Goodwill	169.0	169.0
Other	113.9	63.2
Total	1,553.8	1,412.0
Total	$13,570.0	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$—	$10.0
Collateralized note payable	172.4	175.0
Commercial paper	334.8	224.0
Current maturities of long-term debt	382.1	1.1
Accounts payable	323.7	352.9
Accrued taxes	33.3	31.6
Accrued interest	50.8	44.7
Accrued compensation and benefits	52.1	41.4
Pension and post-retirement liability	3.0	3.4
Other	32.6	31.6
Total	1,384.8	915.7
Deferred Credits and Other Liabilities
Deferred income taxes	1,329.7	1,158.8
Deferred tax credits	126.2	125.1
Asset retirement obligations	316.0	275.9
Pension and post-retirement liability	488.3	455.2
Regulatory liabilities	309.9	284.4
Other	87.9	82.9
Total	2,658.0	2,382.3
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 and 250,000,000 shares authorized without par value 215,479,105 and 154,504,900 shares issued, stated value	4,217.0	2,646.7
Cumulative preferred stock - 390,000 shares authorized, $100 par value 0 and 390,000 shares issued and outstanding	—	39.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 862,500 and 0 shares issued and outstanding	836.2	—
Retained earnings	1,119.2	1,024.4
Treasury stock - 128,087 and 101,229 shares, at cost	(3.8)	(2.6)
Accumulated other comprehensive loss	(6.6)	(12.0)
Total shareholders' equity	6,162.0	3,695.5
Long-term debt (Note 12)	3,365.2	3,745.1
Total	9,527.2	7,440.6
Commitments and Contingencies (Note 15)
Total	$13,570.0	$10,738.6
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2016	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$290.0	$213.0	$242.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	344.8	330.4	306.0
Amortization of:
Nuclear fuel	26.6	26.8	26.1
Other	77.5	47.7	46.1
Deferred income taxes, net	170.1	124.9	125.8
Investment tax credit amortization	(1.4)	(1.4)	(1.4)
Income from equity investments, net of income taxes	(2.0)	(1.2)	—
Fair value impacts of interest rate swaps	(79.3)	—	—
Other operating activities (Note 3)	(42.3)	12.9	(47.2)
Net cash from operating activities	784.0	753.1	698.2
Cash Flows from Investing Activities
Utility capital expenditures	(609.4)	(677.1)	(773.7)
Allowance for borrowed funds used during construction	(6.8)	(5.8)	(13.0)
Purchases of nuclear decommissioning trust investments	(31.9)	(50.9)	(27.5)
Proceeds from nuclear decommissioning trust investments	28.6	47.6	24.2
Purchase of time deposit	(1,000.0)	—	—
Proceeds from sale of transmission assets	—	—	37.7
Other investing activities	(64.0)	(48.2)	(27.5)
Net cash from investing activities	(1,683.5)	(734.4)	(779.8)
Cash Flows from Financing Activities
Issuance of common stock	1,603.7	3.0	4.8
Issuance of preference stock	862.5	—	—
Issuance of long-term debt	—	348.8	—
Issuance of long-term debt from remarketing	—	146.5	—
Repayment of long-term debt from remarketing	—	(146.5)	—
Issuance fees	(143.6)	(3.0)	(0.9)
Repayment of long-term debt	(1.1)	(87.0)	(13.4)
Net change in short-term borrowings	100.8	(128.3)	245.1
Net change in collateralized short-term borrowings	(2.6)	4.0	(4.0)
Dividends paid	(194.0)	(155.5)	(145.6)
Redemption of cumulative preferred stock	(40.1)	—	—
Purchase of treasury stock	(5.0)	(1.6)	(2.5)
Other financing activities	0.7	(0.8)	0.5
Net cash from financing activities	2,181.3	(20.4)	84.0
Net Change in Cash and Cash Equivalents	1,281.8	(1.7)	2.4
Cash and Cash Equivalents at Beginning of Year	11.3	13.0	10.6
Cash and Cash Equivalents at End of Year	$1,293.1	$11.3	$13.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity

Year Ended December 31	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	154,504,900	$2,646.7	154,254,037	$2,639.3	153,995,621	$2,631.1
Issuance of common stock	60,974,205	1,565.3	250,863	6.6	258,416	6.7
Equity compensation expense, net of forfeitures		4.3		1.9		0.5
Unearned Compensation
Issuance of restricted common stock		(2.8)		(2.4)		(2.1)
Forfeiture of restricted common stock		—		0.5		—
Compensation expense recognized		2.7		1.8		2.0
Other		0.8		(1.0)		1.1
Ending balance	215,479,105	4,217.0	154,504,900	2,646.7	154,254,037	2,639.3
Cumulative Preferred Stock
Beginning balance	390,000	39.0	390,000	39.0	390,000	39.0
Redemption of cumulative preferred stock	(390,000)	(39.0)	—	—	—	—
Ending balance	—	—	390,000	39.0	390,000	39.0
Preference Stock
Beginning balance	—	—	—	—	—	—
Issuance of Series B Mandatory Convertible Preferred Stock	862,500	836.2	—	—	—	—
Ending balance	862,500	836.2	—	—	—	—
Retained Earnings
Beginning balance		1,024.4		967.8		871.4
Net income		290.0		213.0		242.8
Redemption premium on cumulative preferred stock		(0.6)		—		—
Dividends:
Common stock ($1.0625, $0.9975 and $0.935 per share)		(181.0)		(153.9)		(144.0)
Preferred stock - at required rates		(13.0)		(1.6)		(1.6)
Performance shares		(0.6)		(0.9)		(0.8)
Ending balance		1,119.2		1,024.4		967.8
Treasury Stock
Beginning balance	(101,229)	(2.6)	(91,281)	(2.3)	(129,290)	(2.8)
Treasury shares acquired	(138,021)	(4.1)	(76,468)	(2.0)	(85,744)	(2.2)
Treasury shares reissued	111,163	2.9	66,520	1.7	123,753	2.7
Ending balance	(128,087)	(3.8)	(101,229)	(2.6)	(91,281)	(2.3)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(12.0)		(18.7)		(25.3)
Derivative hedging activity, net of tax		5.6		5.7		8.0
Change in unrecognized pension expense, net of tax		(0.2)		1.0		(1.4)
Ending balance		(6.6)		(12.0)		(18.7)
Total Great Plains Energy Shareholders' Equity		$6,162.0		$3,695.5		$3,625.1
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2016	2015	2014
Operating Revenues	(millions)
Electric revenues	$1,875.4	$1,713.8	$1,730.8
Operating Expenses
Fuel and purchased power	372.7	397.1	472.7
Transmission	56.4	58.4	47.2
Operating and maintenance expenses	525.8	494.2	489.1
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	10.9	—	—
Depreciation and amortization	247.5	235.7	213.9
General taxes	177.5	163.5	159.1
Other	2.5	0.9	(1.3)
Total	1,393.3	1,349.8	1,380.7
Operating income	482.1	364.0	350.1
Non-operating income	11.8	8.4	20.4
Non-operating expenses	(7.6)	(7.2)	(8.3)
Interest charges	(139.4)	(135.6)	(124.1)
Income before income tax expense	346.9	229.6	238.1
Income tax expense	(121.9)	(76.8)	(75.7)
Net income	$225.0	$152.8	$162.4
Comprehensive Income
Net income	$225.0	$152.8	$162.4
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	5.4	5.3	5.3
Derivative hedging activity, net of tax	5.4	5.3	5.3
Total other comprehensive income	5.4	5.3	5.3
Comprehensive income	$230.4	$158.1	$167.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.5	$2.3
Receivables, net	139.1	129.2
Related party receivables	67.2	65.8
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	72.9	83.5
Materials and supplies, at average cost	118.9	114.6
Deferred refueling outage costs	22.3	19.2
Refundable income taxes	12.7	79.0
Prepaid expenses and other assets	27.9	27.6
Total	575.5	631.2
Utility Plant, at Original Cost
Electric	9,925.1	9,640.4
Less - accumulated depreciation	3,858.4	3,722.6
Net utility plant in service	6,066.7	5,917.8
Construction work in progress	300.4	246.6
Nuclear fuel, net of amortization of $172.1 and $192.5	62.0	68.3
Total	6,429.1	6,232.7
Investments and Other Assets
Nuclear decommissioning trust fund	222.9	200.7
Regulatory assets	801.8	732.4
Other	29.1	17.6
Total	1,053.8	950.7
Total	$8,058.4	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2016	2015
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	132.9	180.3
Current maturities of long-term debt	281.0	—
Accounts payable	231.6	258.8
Accrued taxes	27.0	25.6
Accrued interest	32.4	32.4
Accrued compensation and benefits	52.1	41.4
Pension and post-retirement liability	1.6	2.0
Other	11.4	12.6
Total	880.0	663.1
Deferred Credits and Other Liabilities
Deferred income taxes	1,228.3	1,132.6
Deferred tax credits	122.8	123.8
Asset retirement obligations	278.0	239.3
Pension and post-retirement liability	465.8	433.4
Regulatory liabilities	187.4	164.6
Other	70.6	61.6
Total	2,352.9	2,155.3
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	982.6	879.6
Accumulated other comprehensive loss	(4.2)	(9.6)
Total	2,541.5	2,433.1
Long-term debt (Note 12)	2,284.0	2,563.1
Total	4,825.5	4,996.2
Commitments and Contingencies (Note 15)
Total	$8,058.4	$7,814.6
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2016	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$225.0	$152.8	$162.4
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	247.5	235.7	213.9
Amortization of:
Nuclear fuel	26.6	26.8	26.1
Other	33.9	29.1	29.3
Deferred income taxes, net	93.4	99.4	88.4
Investment tax credit amortization	(1.0)	(1.0)	(1.0)
Other operating activities (Note 3)	(2.1)	(61.5)	(64.7)
Net cash from operating activities	623.3	481.3	454.4
Cash Flows from Investing Activities
Utility capital expenditures	(418.8)	(518.3)	(635.9)
Allowance for borrowed funds used during construction	(5.6)	(3.9)	(11.1)
Purchases of nuclear decommissioning trust investments	(31.9)	(50.9)	(27.5)
Proceeds from nuclear decommissioning trust investments	28.6	47.6	24.2
Net money pool lending	—	—	4.7
Other investing activities	(23.8)	(25.5)	(15.2)
Net cash from investing activities	(451.5)	(551.0)	(660.8)
Cash Flows from Financing Activities
Issuance of long-term debt	—	348.8	—
Issuance fees	(0.2)	(3.0)	(0.4)
Issuance of long-term debt from remarketing	—	146.5	—
Repayment of long-term debt from remarketing	—	(146.5)	—
Repayment of long-term debt	—	(85.9)	—
Net change in short-term borrowings	(47.4)	(178.0)	265.1
Net money pool borrowings	—	(12.6)	12.4
Dividends paid to Great Plains Energy	(122.0)	—	(72.0)
Net cash from financing activities	(169.6)	69.3	205.1
Net Change in Cash and Cash Equivalents	2.2	(0.4)	(1.3)
Cash and Cash Equivalents at Beginning of Year	2.3	2.7	4.0
Cash and Cash Equivalents at End of Year	$4.5	$2.3	$2.7
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		879.6		726.8		636.4
Net income		225.0		152.8		162.4
Dividends:
Common stock held by Great Plains Energy		(122.0)		—		(72.0)
Ending balance		982.6		879.6		726.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(9.6)		(14.9)		(20.2)
Derivative hedging activity, net of tax		5.4		5.3		5.3
Ending balance		(4.2)		(9.6)		(14.9)
Total Common Shareholder's Equity		$2,541.5		$2,433.1		$2,275.0
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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents and a time deposit to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar Energy, Inc. (Westar).  Great Plains Energy's wholly owned direct subsidiaries with significant operations are as follows:

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
Time Deposit
Consists of a non-negotiable fixed rate investment in a time deposit with an original maturity of greater than three months and is recorded on the balance sheet at cost. The time deposit matures in the first quarter of 2017 and the proceeds from this investment are expected to be used to fund a portion of the cash consideration for the anticipated acquisition of Westar. The Company estimates the fair value of the time deposit, which approximates its carrying value, using Level 2 inputs based on current interest rates for similar investments with comparable credit risk and time to maturity.
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
Derivative instruments - The fair value of commodity derivative instruments is estimated using market quotes, over-the-counter forward price and volatility curves and correlation among fuel prices, net of estimated credit risk. The fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under interest rate swaps using observable market inputs including interest rates and LIBOR swap rates. Management also discounts the value by a contingency factor that it believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the settlement of these instruments.
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
Utility Plant
Great Plains Energy's and KCP&L's utility plant is stated at historical cost. These costs include taxes, an allowance for the cost of borrowed and equity funds used to finance construction and payroll-related costs, including pensions and other fringe benefits. Replacements, improvements and additions to units of property are capitalized. Repairs of property and replacements of items not considered to be units of property are expensed as incurred (except as discussed under Deferred Refueling Outage Costs). When property units are retired or otherwise disposed, the original cost, net of salvage, is charged to accumulated depreciation. Substantially all of KCP&L's utility plant is pledged as collateral for KCP&L's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented. A portion of GMO's utility plant is pledged as collateral for GMO's mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented.
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually. The rates used to compute gross AFUDC for

KCP&L averaged 5.7% in 2016, 3.0% in 2015 and 5.7% in 2014. The rates used to compute gross AFUDC for GMO averaged 1.6% in 2016, 4.2% in 2015 and 6.1% in 2014.
Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2016	2015
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$8,106.4	$7,923.8
Transmission (15 - 70 years)	886.3	848.8
Distribution (8 - 66 years)	3,629.1	3,498.6
General (5 - 50 years)	975.9	918.7
Total (a)	$13,597.7	$13,189.9
(a) Includes $261.2 million and $214.0 million at December 31, 2016 and 2015, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2016	2015
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$6,350.7	$6,222.5
Transmission (15 - 70 years)	484.1	465.3
Distribution (8 - 55 years)	2,298.4	2,215.2
General (5 - 50 years)	791.9	737.4
Total (a)	$9,925.1	$9,640.4
(a) Includes $178.0 million and $136.5 million at December 31, 2016 and 2015, respectively, of land and other assets that are not depreciated.
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
Great Plains Energy's depreciation expense was $308.8 million, $299.4 million and $277.9 million for 2016, 2015 and 2014, respectively. KCP&L's depreciation expense was $215.4 million, $208.5 million and $189.7 million for 2016, 2015 and 2014, respectively.
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
As a result of the authorized regulatory treatment and related regulatory accounting, differences between the decommissioning trust fund asset and the related ARO are recorded as a regulatory asset or liability. See Note 8 for discussion of AROs including those associated with nuclear plant decommissioning costs.
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
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of comprehensive income. KCP&L's gross receipts taxes collected from Missouri customers were $70.3 million, $62.0 million and $60.4 million in 2016, 2015 and 2014, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of comprehensive income.
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
Basic and Diluted Earnings per Common Share Calculation
To determine basic earnings per common share (EPS), preferred stock dividend requirements and redemption premium are deducted from net income before dividing by the average number of common shares outstanding. To determine diluted EPS, preferred stock dividend requirements are added to earnings available for common shareholders for the periods in which the assumed conversion of Great Plains Energy's 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) has a dilutive effect before dividing by the diluted average number of common shares outstanding. The effect of dilutive securities assumes the issuance of common shares applicable to performance shares and restricted stock calculated using the treasury stock method and the number of common shares that would be issued under an assumed conversion of Series B Preferred Stock using the if-converted method.
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2016	2015	2014
	(millions, except per share amounts)
Income
Net income	$290.0	$213.0	$242.8
Less: preferred stock dividend requirements and redemption premium	16.5	1.6	1.6
Earnings available for common shareholders	$273.5	$211.4	$241.2
Common Shares Outstanding
Average number of common shares outstanding	169.4	154.2	153.9
Add: effect of dilutive securities	0.4	0.6	0.2
Diluted average number of common shares outstanding	169.8	154.8	154.1
Basic and Diluted EPS	$1.61	$1.37	$1.57

Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	2016	2015	2014
Assumed conversion of Series B Preferred Stock	7,805,460	—	—
Performance shares	—	—	482,987
Restricted stock shares	—	900	3,287
Dividends Declared
In February 2017, Great Plains Energy's Board of Directors (Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable March 20, 2017, to shareholders of record as of February 27, 2017.
The Board also declared a regular quarterly dividend on Great Plains Energy's Series B Preferred Stock. The dividend will be payable March 15, 2017, to shareholders of record as of March 1, 2017.

In February 2017, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $57 million payable on March 17, 2017.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies have completed a review of the majority of their revenue arrangements and do not expect the standard to have a material impact on their consolidated financial statements. However, the Companies are still evaluating the impacts on revenue recognition of their remaining revenue arrangements and contracts where collectability is uncertain, as well as the accounting for contributions in aid of construction. The Companies are in the process of determining their method of adoption, which depends in part on completing the evaluation of the remaining items noted above.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The new guidance is effective for interim and annual periods beginning after December 15, 2016, and early adoption is permitted. This guidance will be applied either prospectively, retrospectively or using a modified retrospective transition method, depending on the area covered in this update. The Companies adopted ASU No. 2016-09 effective January 1, 2017 and it will not have a significant impact on their ongoing financial reporting.
In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates Step 2 of the goodwill impairment test. Step 2 measures a goodwill impairment loss by computing the implied fair value of a reporting unit's goodwill and comparing it with the carrying amount of that goodwill in the event that the reporting unit does not pass Step 1 of the goodwill impairment test. Under the amendments in this ASU, a goodwill impairment loss would be measured by the amount the carrying value of the reporting unit exceeds its fair value as calculated in Step 1 of the goodwill impairment test. The new guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for tests performed after January 1, 2017. Great Plains Energy anticipates early adopting ASU No. 2017-04 for its 2017 goodwill impairment test and does not anticipate that it will have a significant impact on its ongoing financial reporting.
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

On May 29, 2016, in connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $8.017 billion (which has subsequently been reduced to $5.1 billion) to support the anticipated transaction and provide flexibility for the timing of long-term financing. See Note 11 for additional information.

On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock), without par value, for an aggregate purchase price equal to $750 million at the closing of the merger. See Note 14 for additional information.

On October 3, 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after issuance costs). Concurrent with this offering, Great Plains Energy also completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.2 million after issuance costs). See Note 14 for additional information on the Series B Preferred Stock.
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board). In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. The anticipated acquisition remains subject to regulatory approvals from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC), the Nuclear Regulatory Commission (NRC) and FERC; as well as other customary conditions.

KCC Approval
In June 2016, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated acquisition of Westar by Great Plains Energy. Under applicable Kansas regulations, KCC has 300 days following the filing to rule on the transaction. In December 2016, KCC staff filed its testimony and recommended that the KCC not approve the anticipated acquisition, citing concerns with the size of the acquisition premium, the amount of anticipated cost synergies and potential impacts to the quality of service provided to Kansas customers. In January 2017, Great Plains Energy, KCP&L and Westar filed rebuttal testimony responding to KCC staff's concerns. An evidentiary hearing was held in the case from January 30, 2017 through February 7, 2017 and a final order on the joint application is expected by April 24, 2017.
MPSC Approval
On February 22, 2017, the MPSC issued an order directing Great Plains Energy to file an application with the MPSC for approval of the anticipated acquisition of Westar. The order requires Great Plains Energy to file the application within ten days from the date of the order. An evidentiary hearing in the case is expected to occur in early April 2017. While there is not a statutory deadline for an MPSC ruling on the merger application, the MPSC has indicated that they intend to work towards a ruling on a timeline that is consistent with the joint application filed by Great Plains Energy, KCP&L and Westar with KCC, where a final order is expected by April 24, 2017.

Prior to receiving the MPSC order to file an application for approval of the anticipated acquisition of Westar, Great Plains Energy had reached separate stipulations and agreements with the MPSC staff and the Office of the Public Counsel (OPC) in which the MPSC staff and OPC agreed that they would not file complaints alleging that MPSC approval was necessary in order for Great Plains Energy to acquire Westar. The stipulations and agreements impose certain conditions on Great Plains Energy, KCP&L and GMO in the areas of financing, ratemaking, customer service, corporate social responsibility and also include other general provisions. The stipulation and agreement with the MPSC staff, among other things, provides that retail rates for KCP&L Missouri and GMO customers will not increase as a result of the acquisition and that in the event KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of the acquisition, KCP&L and GMO will be restricted from paying a dividend to Great Plains Energy unless approved by the MPSC or until their credit ratings are restored to investment grade. The stipulations and agreements must still be approved by the MPSC and it is expected that they will be considered as part of Great Plains Energy's application for approval of the anticipated acquisition of Westar.

Other Approvals
In July 2016, Great Plains Energy and Westar filed applications with FERC and NRC for approval of the merger. In August 2016, the Securities and Exchange Commission (SEC) declared effective a registration statement including a joint proxy statement with Westar (the Proxy Statement Prospectus) used in connection with the Great Plains Energy and Westar special shareholder meetings that occurred in September 2016. In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. In September 2016, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) under the Hart-Scott-Rodino (HSR) Act. In October 2016, the FTC granted Great Plains Energy's request for early termination of the waiting period under the HSR Act with respect to the anticipated acquisition, and the DOJ also notified Great Plains Energy that it has closed its investigation of the antitrust aspects of the anticipated acquisition. In January 2017, The Federal Communications Commission (FCC) consented to the Transfer of Control application filed by Great Plains Energy and Westar relating to the anticipated acquisition.
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
3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2016	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(18.3)	$12.5	$3.0
Accounts receivable pledged as collateral	2.6	(4.0)	4.0
Fuel inventories	9.6	(28.3)	(13.7)
Materials and supplies	(6.5)	(3.0)	(0.4)
Accounts payable	(25.4)	(11.4)	15.2
Accrued taxes	8.1	1.1	8.3
Accrued interest	6.1	3.4	(4.1)
Deferred refueling outage costs	(3.1)	(6.7)	17.0
Pension and post-retirement benefit obligations	27.4	18.5	25.5
Allowance for equity funds used during construction	(6.6)	(4.8)	(18.0)
Fuel recovery mechanisms	(46.9)	47.5	(28.5)
Solar rebates paid	(4.5)	(9.0)	(43.2)
Other	15.2	(2.9)	(12.3)
Total other operating activities	$(42.3)	$12.9	$(47.2)
Cash paid during the period:
Interest	$191.2	$182.2	$174.8
Income taxes	$0.1	$0.1	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$32.4	$35.7	$57.4

KCP&L Other Operating Activities
Year Ended December 31	2016	2015	2014
Cash flows affected by changes in:	(millions)
Receivables	$(12.4)	$2.6	$(18.1)
Fuel inventories	10.6	(24.7)	(8.5)
Materials and supplies	(4.3)	(4.5)	(1.1)
Accounts payable	(30.5)	(18.0)	20.4
Accrued taxes	67.9	(19.0)	(42.5)
Accrued interest	—	3.4	(0.1)
Deferred refueling outage costs	(3.1)	(6.7)	17.0
Pension and post-retirement benefit obligations	28.6	18.4	26.9
Allowance for equity funds used during construction	(6.6)	(3.8)	(16.0)
Fuel recovery mechanisms	(53.7)	3.5	(2.2)
Solar rebates paid	(3.1)	(7.2)	(17.3)
Other	4.5	(5.5)	(23.2)
Total other operating activities	$(2.1)	$(61.5)	$(64.7)
Cash paid during the period:
Interest	$127.0	$120.2	$112.1
Income taxes	$—	$—	$30.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$27.2	$23.9	$48.8
4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2016	2015
Great Plains Energy	(millions)
Customer accounts receivable - billed	$26.2	$3.4
Customer accounts receivable - unbilled	79.1	71.6
Allowance for doubtful accounts - customer accounts receivable	(4.0)	(3.8)
Other receivables	64.7	76.5
Total	$166.0	$147.7
KCP&L
Customer accounts receivable - billed	$25.5	$2.8
Customer accounts receivable - unbilled	63.7	58.8
Allowance for doubtful accounts - customer accounts receivable	(1.8)	(1.8)
Other receivables	51.7	69.4
Total	$139.1	$129.2
Great Plains Energy's and KCP&L's other receivables at December 31, 2016 and 2015, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2016 and 2015, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $172.4 million and $175.0 million, respectively. At December 31, 2016 and 2015, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2017 and allows for $110 million in aggregate outstanding principal amount of borrowings at any time.  GMO's agreement expires in September 2017 and allows for $65 million in aggregate outstanding principal of borrowings from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.
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

In 2010, the DOE filed a motion with the NRC to withdraw its then pending application to the NRC to construct a national repository for the disposal of spent nuclear fuel and high-level radioactive waste at Yucca Mountain, Nevada.  An NRC board denied the DOE's motion to withdraw its application. In 2011, the NRC announced that it was evenly divided on whether to take affirmative action to overturn or uphold the board's decision and ordered the licensing board, consistent with budgetary limitations, to close out its work on the DOE's application.  In August 2013, a federal court of appeals ruled that the NRC must resume its review of the DOE's application to the extent of appropriated funds. With the available funds, the NRC was able to complete its technical review of the Yucca Mountain application but was not able to resume the licensing hearing.

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

	KCC	MPSC
	(millions)
Current cost of decommissioning (in 2014 dollars)
Total Station	$765.1	$765.1
KCP&L's 47% Share	359.6	359.6

Future cost of decommissioning (in 2045-2053 dollars) (a)
Total Station	$2,201.5	$2,253.1
KCP&L's 47% Share	1,034.7	1,059.0

Annual escalation factor	3.15%	3.22%
Annual return on trust assets (b)	6.29%	5.81%
(a) Total future cost over an eight year decommissioning period
(b) The 6.29% and 5.81% rate of return for KCC and MPSC, respectively, is through 2025. The rates then systematically decrease through 2053 to 0.72% and 2.22% for KCC and MPSC, respectively, based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.
Nuclear Decommissioning Trust Fund
In 2016 and 2015, KCP&L contributed approximately $3.3 million to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers' rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2016	2015
Decommissioning Trust	(millions)
Beginning balance January 1	$200.7	$199.0
Contributions	3.3	3.3
Earned income, net of fees	4.1	3.4
Net realized gains	0.3	0.7
Net unrealized gains (losses)	14.5	(5.7)
Ending balance December 31	$222.9	$200.7

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2016				2015
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$93.3	$62.1	$(1.5)	$153.9	$89.6	$47.9	$(2.1)	$135.4
Debt securities	63.4	2.3	(0.5)	65.2	59.6	2.6	(0.5)	61.7
Other	3.8	—	—	3.8	3.6	—	—	3.6
Total	$160.5	$64.4	$(2.0)	$222.9	$152.8	$50.5	$(2.6)	$200.7
The weighted average maturity of debt securities held by the trust at December 31, 2016, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2016	2015	2014
	(millions)
Realized gains	$1.6	$5.3	$1.4
Realized losses	(1.3)	(4.6)	(1.0)
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $13.4 billion. This limit of liability consists of the maximum available commercial insurance of $0.4 billion and the remaining $13.0 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $127.3 million ($59.8 million, KCP&L's 47% share) per incident at any commercial reactor in the country, payable at no more than $19.0 million ($8.9 million, KCP&L's 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer

Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
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
Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $37.5 million ($17.6 million, KCP&L's 47% share) per policy year.
6. REGULATORY MATTERS
KCP&L Kansas 2016 Abbreviated Rate Case Proceedings
In November 2016, KCP&L filed an abbreviated application with the KCC to request a decrease to its retail revenues of $2.8 million, reflecting the true-up to actuals of construction and environmental upgrade costs at the La Cygne station and Wolf Creek capital addition costs and the removal of certain regulatory asset and liability amortizations. The previously approved return on equity and rate-making ratio for KCP&L will not be addressed in this case. Testimony from KCC staff and other parties regarding the case is expected in April 2017, with an evidentiary hearing to occur in May 2017. The decrease to retail revenues is anticipated to be effective in July 2017.

KCP&L Missouri 2016 Rate Case Proceedings
In July 2016, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $62.9 million, with a return on equity of 9.9% and a rate-making equity ratio of 49.88%. The request reflects increases in infrastructure investment costs, costs for regional transmission lines, property tax costs and costs to comply with environmental and cybersecurity mandates. KCP&L also requested an additional $27.2 million increase associated with rebasing fuel and purchased power expense. In November 2016, MPSC staff filed testimony regarding the case stating that they did not have sufficient information to support a change in rates but in the event that new rates were approved, recommended a return on equity of 8.65%, which is on the upper end of their range of 7.9% to 8.75%.
In February 2017, KCP&L, MPSC staff and other parties to the case filed a non-unanimous stipulation and agreement resolving certain issues in the case. The stipulation and agreement is pending MPSC approval. An evidentiary hearing also occurred in February 2017. An order on the remaining issues in the case is anticipated to be received to accommodate new rates to be effective in May 2017.
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

In September 2016, GMO, the MPSC staff and certain intervenors reached several non-unanimous stipulations and agreements resolving all issues in the case. In September 2016, the MPSC issued an order for GMO approving the non-unanimous stipulations and agreements and authorizing an increase in annual revenues of $3.0 million and a return on equity of 9.5% to 9.75%. The rates established by the order took effect on February 22, 2017.
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

Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2016					2015
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$123.9		$24.8		$148.7	$125.0	$26.4	$151.4
Loss on reacquired debt	10.0	(a)	1.7	(a)	11.7	11.3	2.2	13.5
Cost of removal	28.6		—		28.6	12.9	—	12.9
Asset retirement obligations	69.6		24.9		94.5	57.9	19.5	77.4
Pension and post-retirement costs	367.9	(b)	104.7	(b)	472.6	358.5	98.9	457.4
Deferred customer programs	45.9	(c)	27.4	(d)	73.3	50.3	20.8	71.1
Fuel recovery mechanism	69.9	(e)	—		69.9	16.3	0.1	16.4
Derivative instruments	—		—		—	0.5	6.3	6.8
Iatan No. 1 and common facilities depreciation and carrying costs	13.6	(f)	5.0	(f)	18.6	14.1	5.2	19.3
Iatan No. 2 construction accounting costs	26.9	(g)	16.1	(g)	43.0	28.7	16.0	44.7
Kansas property tax surcharge	3.6	(e)	—		3.6	6.8	—	6.8
Solar rebates	29.2	(e)	41.6	(e)	70.8	33.6	49.0	82.6
Transmission delivery charge	3.1	(e)	—		3.1	1.7	—	1.7
La Cygne deferred depreciation	2.8	(h)	—		2.8	2.9	—	2.9
Other	6.8	(e)	—		6.8	11.9	2.3	14.2
Total	$801.8		$246.2		$1,048.0	$732.4	$246.7	$979.1
Regulatory Liabilities
Emission allowances	$62.1		$—		$62.1	$66.1	$—	$66.1
Asset retirement obligations	99.7		—		99.7	86.5	—	86.5
Cost of removal	—		65.1	(i)	65.1	—	68.2	68.2
Fuel recovery mechanism	—		11.6		11.6	—	5.0	5.0
Pension and post-retirement costs	15.3		7.4		22.7	4.8	3.7	8.5
Other	10.3		38.4		48.7	7.2	42.9	50.1
Total	$187.4		$122.5		$309.9	$164.6	$119.8	$284.4
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $360.7 million and $65.1 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $13.2 million not included in rate base and amortized over various periods.
(d) $15.4 million not included in rate base and amortized over various periods.
(e) Not included in rate base and amortized over various periods.
(f) Included in rate base and amortized through 2038.
(g) Included in rate base and amortized through 2058.
(h) Included in rate base and amortized through 2040.
(i) Estimated cumulative net provision for future removal costs.

7. GOODWILL AND INTANGIBLE ASSETS
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2016. The goodwill impairment test is a two step process. See Note 1 for additional information regarding the Company's plans to adopt ASU No. 2017-04 for its 2017 goodwill impairment test. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. If the carrying amount exceeds the fair value of the reporting unit, the second step of the test is performed, consisting of assignment of the reporting unit's fair value to its assets and liabilities to determine an implied fair value of goodwill, which is compared to the carrying amount of goodwill to determine the impairment loss, if any, to be recognized in the financial statements. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization (EBITDA), net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.
Great Plains Energy's and KCP&L's intangible assets are included in electric utility plant on the consolidated balance sheets and are detailed in the following table.

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$355.2	$(219.1)	$333.0	$(191.8)
Asset improvements	28.8	(6.7)	28.3	(6.1)

KCP&L
Computer software	$338.3	$(203.1)	$315.5	$(177.7)
Asset improvements	13.6	(1.8)	13.1	(1.5)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2016	2015
	(millions)
Great Plains Energy	$29.1	$28.6
KCP&L	25.7	24.7
The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2017 through 2021 for the intangible assets included in the consolidated balance sheets at December 31, 2016.

	2017	2018	2019	2020	2021
	(millions)
Great Plains Energy	$26.1	$23.7	$21.5	$18.0	$14.3
KCP&L	24.9	23.2	21.0	17.6	13.9

8. ASSET RETIREMENT OBLIGATIONS
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
On April 17, 2015, the Environmental Protection Agency (EPA) published new regulations to regulate the disposal of CCRs at electric generation facilities. The CCR rule represents legal obligations of Great Plains Energy and KCP&L as to the closure and post-closure of its ponds and landfills containing CCRs. In 2016, Great Plains Energy and KCP&L revised their AROs by $42.1 million and $40.1 million, respectively, due to an increase in cost estimates for the closure of ponds and landfills containing CCRs at KCP&L's electric generating facilities. As a result of the CCR rule being published, Great Plains Energy and KCP&L increased their AROs $69.5 million and $51.3 million, respectively, in the second quarter of 2015.
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2016	2015	2016	2015
	(millions)
Beginning balance	$275.9	$195.9	$239.3	$177.7
Additions	1.6	54.5	1.3	34.6
Revision in timing and/or estimates	42.1	20.5	40.1	22.2
Settlements	(17.4)	(7.8)	(15.0)	(6.7)
Accretion	13.8	12.8	12.3	11.5
Ending balance	$316.0	$275.9	$278.0	$239.3
ARO settlement activity in 2016 and 2015 primarily consists of the remediation of AROs for the closure of ponds and landfills containing CCRs at KCP&L and GMO.
9. PENSION PLANS AND OTHER EMPLOYEE BENEFITS
Great Plains Energy maintains defined benefit pension plans for the majority of KCP&L's and GMO's active and inactive employees, including officers, and its 47% ownership share of Wolf Creek Nuclear Operating Corporation (WCNOC) defined benefit plans. For the majority of employees, pension benefits under these plans reflect the employees' compensation, years of service and age at retirement. Effective in 2014, Great Plains Energy's non-union plan was closed to future employees. Great Plains Energy also provides certain post-retirement health care and life insurance benefits for substantially all retired employees of KCP&L, GMO and its 47% ownership share of WCNOC.

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
In 2014, Great Plains Energy incurred pension settlement charges of $8.5 million as a result of accelerated pension distributions.
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

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1	$1,154.8	$1,186.8	$137.5	$165.2
Service cost	42.0	45.3	2.6	3.3
Interest cost	52.9	50.3	6.1	6.8
Contribution by participants	—	—	5.3	6.9
Amendments	—	—	(10.1)	(7.1)
Actuarial (gain) loss	65.5	(59.4)	0.6	(23.6)
Benefits paid	(70.6)	(68.2)	(11.9)	(14.0)
PBO at December 31	$1,244.6	$1,154.8	$130.1	$137.5
Change in plan assets
Fair value of plan assets at January 1	$723.9	$730.0	$114.3	$110.6
Actual return on plan assets	51.1	(16.3)	2.6	(0.1)
Contributions by employer and participants	69.8	76.9	10.2	17.6
Benefits paid	(68.0)	(66.7)	(11.5)	(13.8)
Fair value of plan assets at December 31	$776.8	$723.9	$115.6	$114.3
Funded status at December 31	$(467.8)	$(430.9)	$(14.5)	$(23.2)
Amounts recognized in the consolidated balance sheets
Non-current asset	$—	$—	$9.0	$4.5
Current pension and other post-retirement liability	(2.2)	(2.6)	(0.8)	(0.8)
Noncurrent pension liability and other post-retirement liability	(465.6)	(428.3)	(22.7)	(26.9)
Net amount recognized before regulatory treatment	(467.8)	(430.9)	(14.5)	(23.2)
Accumulated OCI or regulatory asset/liability	476.9	461.2	(23.6)	(9.4)
Net amount recognized at December 31	$9.1	$30.3	$(38.1)	$(32.6)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$242.5	$230.7	$(0.7)	$(3.3)
Prior service cost	3.2	3.9	(8.0)	3.4
Other	231.2	226.6	(14.9)	(9.5)
Net amount recognized at December 31	$476.9	$461.2	$(23.6)	$(9.4)

	Pension Benefits			Other Benefits
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit costs	(millions)
Service cost	$42.0	$45.3	$36.7	$2.6	$3.3	$3.7
Interest cost	52.9	50.3	50.1	6.1	6.8	7.9
Expected return on plan assets	(49.2)	(51.7)	(50.2)	(3.1)	(2.9)	(2.6)
Prior service cost	0.7	0.8	0.9	1.2	3.1	3.1
Recognized net actuarial (gain) loss	51.8	51.4	50.0	(1.5)	0.2	(0.1)
Transition obligation	—	—	—	—	0.2	0.2
Settlement charges	—	—	8.5	—	—	—
Net periodic benefit costs before regulatory adjustment	98.2	96.1	96.0	5.3	10.7	12.2
Regulatory adjustment	(4.9)	(9.8)	(11.3)	6.0	4.4	4.3
Net periodic benefit costs	93.3	86.3	84.7	11.3	15.1	16.5
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	63.6	8.6	175.8	1.1	(20.6)	(1.8)
Amortization of gain (loss)	(51.8)	(51.4)	(50.0)	1.5	(0.2)	0.1
Prior service cost	—	—	—	(10.2)	(7.0)	—
Amortization of prior service cost	(0.7)	(0.8)	(0.9)	(1.2)	(3.1)	(3.1)
Amortization of transition obligation	—	—	—	—	(0.2)	(0.2)
Other regulatory activity	4.6	4.3	7.3	(5.4)	(4.4)	(4.2)
Total recognized in OCI or regulatory asset/liability	15.7	(39.3)	132.2	(14.2)	(35.5)	(9.2)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$109.0	$47.0	$216.9	$(2.9)	$(20.4)	$7.3
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income (OCI) or a regulatory asset into net periodic benefit cost in 2017 are $0.7 million and $49.7 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated net gain for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2017 is $0.5 million.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $1,090.2 million and $1,017.6 million at December 31, 2016, and 2015, respectively. Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following table.

	2016	2015
Pension plans with the PBO in excess of plan assets	(millions)
Projected benefit obligation	$1,244.6	$1,154.8
Fair value of plan assets	776.8	723.9
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,090.2	$1,017.6
Fair value of plan assets	776.8	723.9
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$61.7	$108.5
Fair value of plan assets	38.3	80.8

The GMO Supplemental Executive Retirement Plan (SERP) is reflected as an unfunded ABO of $23.6 million. Great Plains Energy has approximately $15.8 million of assets in a non-qualified trust for this plan as of December 31, 2016, and expects to fund future benefit payments from these assets.
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

Weighted-average assumptions used to determine the benefit obligation at December 31	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate	4.31%	4.54%	4.20%	4.47%
Rate of compensation increase	3.62%	3.62%	3.50%	3.50%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2016	2015	2016		2015
Discount rate	4.54%	4.22%	4.47%		4.14%
Expected long-term return on plan assets	7.14%	7.14%	2.54%	*	2.81%	*
Rate of compensation increase	3.62%	3.62%	3.50%		3.50%
*after tax
Great Plains Energy expects to contribute $79.6 million to the pension plans in 2017 to meet ERISA funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $4.6 million to other post-retirement benefit plans in 2017, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2026.

	Pension Benefits	Other Benefits
	(millions)
2017	$84.9	$8.9
2018	81.0	9.4
2019	84.1	10.0
2020	85.9	10.3
2021	87.7	10.7
2022-2026	448.5	58.7

Pension plan assets are managed in accordance with prudent investor guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 34% U.S. large cap and small cap equity securities, 21% international equity securities, 36% fixed income securities, 6% real estate, 1% commodities and 2% hedge funds. Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.
The fair values of Great Plains Energy's pension plan assets at December 31, 2016 and 2015, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
	(millions)
Pension Plans
Equity securities
U.S. (a)	$247.6	$213.0	$—	$—	$34.6
International (b)	163.7	120.4	—	—	43.3
Real estate (c)	42.7	12.4	—	—	30.3
Commodities (d)	14.1	—	—	—	14.1
Fixed income securities
Fixed income funds (e)	65.1	20.9	—	—	44.2
U.S. Treasury	52.2	52.2	—	—	—
U.S. Agency, state and local obligations	17.9	—	17.9	—	—
U.S. corporate bonds (f)	120.2	—	120.2	—	—
Foreign corporate bonds	9.3	—	9.3	—	—
Hedge funds (g)	15.6	—	—	—	15.6
Cash equivalents	31.7	31.7	—	—	—
Other	(3.3)	—	(3.3)	—	—
Total	$776.8	$450.6	$144.1	$—	$182.1

		Fair Value Measurements Using
Description	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Pension Plans	(millions)
Equity securities
U.S. (a)	$226.0	$195.5	$—	$—	$30.5
International (b)	147.4	109.7	—	—	37.7
Real estate (c)	45.9	12.2	—	—	33.7
Commodities (d)	5.8	—	—	—	5.8
Fixed income securities
Fixed income funds (e)	60.4	20.0	—	—	40.4
U.S. Treasury	48.8	48.8	—	—	—
U.S. Agency, state and local obligations	19.0	—	19.0	—	—
U.S. corporate bonds (f)	108.8	—	108.8	—	—
Foreign corporate bonds	10.2	—	10.2	—	—
Hedge funds (g)	23.7	—	—	—	23.7
Cash equivalents	26.0	26.0	—	—	—
Other	1.9	—	1.9	—	—
Total	$723.9	$412.2	$139.9	$—	$171.8
(a) At December 31, 2016 and 2015, this category is comprised of $128.8 million and $121.6 million, respectively, of traded mutual funds valued at daily listed prices and $84.2 million and $73.9 million, respectively, of traded common stocks and exchange traded funds. At December 31, 2016 and 2015, this category also includes $34.6 million and $30.5 million, respectively, of institutional common/collective trust funds valued at net asset value (NAV) per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2016 and 2015, this category is comprised of $92.8 million and $34.2 million, respectively, of traded mutual funds valued at daily listed prices and $27.6 million and $75.5 million, respectively, of traded American depository receipts, global depository receipts and ordinary shares. At December 31, 2016 and 2015, this category also includes $43.3 million and $37.7 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(c) At December 31, 2016 and 2015, this category is comprised of $12.4 million and $12.2 million, respectively, of traded real estate investment trusts. At December 31, 2016 and 2015, this category also includes $30.3 million and $33.7 million, respectively, of institutional common/collective trust funds and a limited partnership valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(d) Consists of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(e) At December 31, 2016 and 2015, this category is comprised of $20.9 million and $20.0 million, respectively, of traded mutual funds valued at daily listed prices. At December 31, 2016 and 2015, this category also includes $44.2 million and $40.4 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(f) At December 31, 2016 and 2015, this category is comprised of $115.7 million and $103.0 million, respectively, of corporate bonds, $2.3 million and $2.9 million, respectively, of collateralized mortgage obligations and $2.2 million and $2.9 million, respectively, of other asset-backed securities.
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

The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2016 and 2015, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$4.1	$4.1	$—	$—	$—
Fixed income securities
Fixed income fund(a)	62.7	—	—	—	62.7
U.S. Treasury	3.9	3.9	—	—	—
U.S. Agency, state and local obligations	4.3	—	4.3	—	—
U.S. corporate bonds(b)	17.8	—	17.8	—	—
Foreign corporate bonds	1.6	—	1.6	—	—
Cash equivalents	19.5	19.5	—	—	—
Other	1.7	0.2	1.5	—	—
Total	$115.6	$27.7	$25.2	$—	$62.7

		Fair Value Measurements Using
Description	December 31 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$3.2	$3.2	$—	$—	$—
Fixed income securities
Fixed income fund(a)	68.9	0.1	—	—	68.8
U.S. Treasury	3.9	3.9	—	—	—
U.S. Agency, state and local obligations	5.4	—	5.4	—	—
U.S. corporate bonds(b)	15.6	—	15.6	—	—
Foreign corporate bonds	1.6	—	1.6	—	—
Cash equivalents	14.0	14.0	—	—	—
Other	1.7	—	1.7	—	—
Total	$114.3	$21.2	$24.3	$—	$68.8
(a) At December 31, 2015, this category is comprised of $0.1 million of traded mutual funds valued at daily listed prices. At December 31, 2016 and 2015, this category also includes $62.7 million and $68.8 million, respectively, of an institutional common/collective trust fund valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2016 and 2015, this category is comprised of $14.0 million and $12.6 million, respectively, of corporate bonds, $0.5 million and $0.6 million, respectively, of collateralized mortgage obligations and $3.3 million and $2.4 million, respectively, of other asset-backed securities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for 2016 and 2017 was 6.8% and 6.5%, respectively, with the rate declining through 2025 to the ultimate cost trend rate of 4.5%.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2016, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.8	$(0.7)
Effect on post-retirement benefit obligation	1.0	(0.8)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $11.5 million in 2016, $10.6 million in 2015 and $9.7 million in 2014. KCP&L's annual cost of the plans was approximately $8.0 million in 2016, $7.9 million in 2015 and $7.1 million in 2014.
10. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director deferred share units and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy has a policy of delivering newly issued shares, or shares surrendered by Long-Term Incentive Plan participants for the withholding of taxes and held in treasury, or both, and does not expect to repurchase common shares during 2017 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2016	2015	2014
Great Plains Energy	(millions)
Equity compensation expense	$5.0	$4.0	$9.9
Income tax benefit	1.6	1.4	3.6
KCP&L
Equity compensation expense	$3.2	$2.6	$6.9
Income tax benefit	1.0	0.9	2.4
Performance Shares
The payment of performance shares is contingent upon achievement of specific performance goals over a stated period of time as approved by the Compensation and Development Committee of the Board. The number of performance shares ultimately paid can vary from the number of shares initially granted depending on Great Plains Energy's performance over stated performance periods. Compensation expense for performance shares is calculated by recognizing the portion of the fair value for each reporting period for which the requisite service has been rendered. Dividends are accrued over the vesting period and paid in cash based on the number of performance shares ultimately paid.
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

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2016	609,010	$25.60
Granted	225,204	31.41
Earned	(306,953)	24.22
Forfeited	(1,714)	27.61
Performance adjustment	99,553	24.16
Ending balance December 31, 2016	625,100	28.13
* weighted-average
At December 31, 2016, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $31.41, $24.03 and $28.78 in 2016, 2015 and 2014, respectively. At December 31, 2016, there was $6.4 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $7.4 million, $0.5 million and $2.8 million in 2016, 2015 and 2014, respectively.
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

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2016	231,508	$24.78
Granted and issued	96,053	29.41
Vested	(77,317)	22.69
Forfeited	(572)	27.51
Ending balance December 31, 2016	249,672	27.20
* weighted-average
At December 31, 2016, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $29.41, $25.89 and $25.70 in 2016, 2015 and 2014, respectively.  At December 31, 2016, there was $2.6 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $1.8 million, $2.2 million and $1.9 million in 2016, 2015 and 2014, respectively.
Director Deferred Share Units
Non-employee directors receive shares of Great Plains Energy's common stock as part of their annual retainer. Each director may elect to defer receipt of their shares by receiving Director Deferred Share Units that convert to shares of Great Plains Energy's common stock at the end of January in the year after departure from the Board or such other time as elected by each director. Director Deferred Share Units have a value equal to the market value of Great Plains Energy's common stock on the grant date with accruing dividends. Compensation expense, calculated by multiplying the director deferred share units by the related grant-date fair value, is recognized at the grant date. The total fair value of shares of Director Deferred Share Units issued was insignificant for 2016 and 2015. Director Deferred Share Units activity is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance January 1, 2016	115,415	$22.95
Issued	23,172	28.99
Ending balance December 31, 2016	138,587	23.96
* weighted-average
11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At December 31, 2016, Great Plains Energy was in compliance with this covenant.  In June 2016, the facility was amended, among other things, to increase the maximum consolidated indebtedness to consolidated capitalization ratio of 0.65 to 1.00 to a level such that, if Great Plains Energy would not be in compliance with the covenant as of the date of the closing of the anticipated acquisition of Westar, the ratio would increase up to a maximum of 0.75 to 1.00 for one year. At December 31, 2016, Great Plains Energy had no outstanding cash borrowings and had issued $1.0 million in letters of credit under the credit facility.  At December 31, 2015, Great Plains Energy had $10.0 million of outstanding cash borrowings at a weighted-average interest rate of 1.94% and had issued $0.2 million letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2016, KCP&L was in compliance with this covenant.  At December 31, 2016, KCP&L had $132.9 million of commercial paper outstanding at a weighted-average interest rate of 0.98%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, KCP&L had $180.3 million of commercial paper outstanding at a weighted-average interest rate of 0.70%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2016, GMO was in compliance with this covenant.  At December 31, 2016, GMO had $201.9 million of commercial paper outstanding at a weighted-average interest rate of 1.02%, had issued letters of credit totaling

$1.9 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2015, GMO had $43.7 million of commercial paper outstanding at a weighted-average interest rate of 0.65%, had issued letters of credit totaling $2.5 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $5.1 Billion Term Loan Facility
In connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility, originally for an aggregate principal amount of $8.017 billion to support the anticipated transaction and provide flexibility for the timing of long-term financing. The aggregate principal amount of the facility has been reduced most recently in connection with the October 2016 Great Plains Energy common stock and depositary share offerings. As of December 31, 2016, the available aggregate principal amount of the facility was $5.1 billion.

12. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2016	2015
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2035	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.694% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(281.0)	—
Unamortized discount and debt issuance costs		(15.4)	(17.3)
Total KCP&L excluding current maturities(d)		2,284.0	2,563.1
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2017-2021	5.7	6.8
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(101.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(1.8)	(2.1)
Total Great Plains Energy excluding current maturities(d)		$3,365.2	$3,745.1

(a)	Weighted-average interest rates at December 31, 2016

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At December 31, 2016 and 2015, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2016	2015	2014
	(millions)
KCP&L	$3.2	$3.0	$3.0
Other Great Plains Energy	30.6	1.1	1.8
Total Great Plains Energy	$33.8	$4.1	$4.8
In 2016, Other Great Plains Energy includes $29.6 million of amortization of debt expense related to Great Plains Energy's $5.1 billion bridge term loan facility. Fees related to this facility are being amortized over the 364 day term of the facility.

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated December 1, 1986, as supplemented (Indenture). The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant. Mortgage bonds totaling $510.5 million were outstanding at December 31, 2016 and 2015, respectively.
KCP&L Municipal Bond Insurance Policies
KCP&L's secured Series 2005 EIRR bonds totaling $50.0 million and $21.9 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2016, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by Standard & Poor's or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured Series 2005 EIRR bonds also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on a portion of GMO's utility plant. Mortgage bonds totaling $5.7 million and $6.8 million, respectively, were outstanding at December 31, 2016 and 2015.
GMO Senior Notes
Under the terms of the note purchase agreement for GMO's Series A, B and C Senior Notes, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2016, GMO was in compliance with these covenants.

Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2017	2018	2019	2020	2021
	(millions)
Great Plains Energy	$382.1	$351.1	$401.1	$1.1	$432.0
KCP&L	281.0	350.0	400.0	—	—
13. COMMON STOCK
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
In September 2016, Great Plains Energy shareholders approved an amendment to Great Plains Energy's articles of incorporation, increasing the authorized number of shares of common stock, without par value, to 600 million shares from 250 million shares.
In October 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after issuance costs). Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar.
Great Plains Energy has shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2016, 1.0 million shares remained available for future issuances.
Great Plains Energy has shares of common stock registered with the SEC for a defined contribution savings plan (401(k)). Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2016, 0.7 million shares remained available for future issuances.
Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company's Long-Term Incentive Plan.
Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. In addition, if preferred stock dividends are not declared and paid when scheduled, Great Plains Energy could not declare or pay common stock dividends or purchase any common shares. If the unpaid preferred stock dividends are in arrears for six or more quarters, whether or not consecutive, the preferred shareholders will be entitled to name two directors to the Great Plains Energy Board. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress). Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times, except as the ratio pertains to Great Plains Energy, which was amended in June 2016, as further described in Note 11.
As of December 31, 2016, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2016. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.
14. PREFERRED STOCK
At December 31, 2016, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of Preference Stock without par value were authorized under Great Plains Energy's articles of incorporation.
At December 31, 2016, Great Plains Energy had 862,500 shares of Series B Preferred Stock issued and outstanding and had entered into a stock purchase agreement to issue 750,000 shares of Series A Preferred Stock at the closing of the anticipated acquisition with Westar. In August 2016, Great Plains Energy redeemed its 390,000 shares of outstanding Cumulative Preferred Stock, $100 par value. See the discussion below for further information on these transactions and the pertinent rights and privileges of the Series A and Series B Preferred Stock.
Series A Mandatory Convertible Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of Series A Preferred Stock, for an aggregate purchase price equal to $750 million at the closing of the merger. The stock purchase agreement is subject to various closing conditions.
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
Series B Mandatory Convertible Preferred Stock
In October 2016, Great Plains Energy completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.2 million after issuance costs). Great Plains Energy plans to use proceeds from the offering to fund a portion of the cash consideration for the anticipated acquisition of Westar.

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

Great Plains Energy's and KCP&L's current estimates of capital expenditures (exclusive of AFUDC and property taxes) over the next four years to comply with environmental regulations are in the following table. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from these cost estimates provided.

	2017	2018	2019	2020
	(millions)
Great Plains Energy	$43.4	$36.6	$11.5	$14.0
KCP&L	34.9	16.5	7.6	13.0

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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 19 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, in December 2015 the Paris Agreement was adopted by nearly 200 countries and became effective in November 2016 as the threshold of at least 55 countries representing at least 55% of global greenhouse gas emissions have joined it through ratification. The Paris Agreement does not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. Other international agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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

Great Plains Energy and KCP&L have AROs on their balance sheets for closure and post-closure of ponds and landfills containing CCRs. Certain requirements of the rule could in the future require further evaluation of the expected method of compliance and refinement of assumptions underlying the cost estimates for closure and post-closure. Great Plains Energy's and KCP&L's AROs could increase from the amounts presently recorded.
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
At December 31, 2016 and 2015, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at December 31, 2016 and 2015, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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

Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2016	2015	2014
	(millions)
Great Plains Energy	$15.0	$16.8	$16.0
KCP&L	13.7	15.0	14.0
Great Plains Energy's and KCP&L's contractual commitments at December 31, 2016, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2017	2018	2019	2020	2021	After 2021	Total
Lease commitments	(millions)
Operating lease	$12.9	$11.0	$9.3	$9.7	$9.7	$110.5	$163.1
Capital lease	0.4	0.4	0.4	0.4	0.4	3.1	5.1
Purchase commitments
Fuel	259.0	145.8	62.2	53.8	11.2	100.8	632.8
Power	47.3	47.3	47.3	47.3	47.4	462.2	698.8
Other	50.1	32.0	33.3	5.9	6.5	38.7	166.5
Total contractual commitments	$369.7	$236.5	$152.5	$117.1	$75.2	$715.3	$1,666.3

KCP&L
	2017	2018	2019	2020	2021	After 2021	Total
Lease commitments	(millions)
Operating lease	$12.0	$11.0	$9.3	$9.7	$9.7	$110.5	$162.2
Capital lease	0.2	0.2	0.2	0.2	0.2	1.6	2.6
Purchase commitments
Fuel	221.5	119.4	43.6	35.1	1.8	100.8	522.2
Power	34.8	34.8	34.8	34.8	34.9	324.9	499.0
Other	49.3	31.1	30.6	5.0	5.6	33.0	154.6
Total contractual commitments	$317.8	$196.5	$118.5	$84.8	$52.2	$570.8	$1,340.6
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.5 million in 2017, $1.2 million in 2018 and approximately $0.4 million per year from 2019 to 2025, for a total of $5.5 million.
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

In November 2014, FERC issued an order finding that MPS Merchant engaged in tariff violations during the periods prior to October 2, 2000 (the Summer Period) and ordered refunds in the form of disgorgement of certain revenues. MPS Merchant (and other parties) filed a request for rehearing challenging FERC's findings of tariff violations and the remedy imposed in the November 2014 order. Additionally, several parties representing California utilities and governmental agencies filed a request for clarification or rehearing focusing on the remedy.
In November 2015, FERC issued an order denying MPS Merchant's request for rehearing and expanded the remedy to include additional MPS Merchant sales in the California markets. MPS Merchant filed another request for rehearing, challenging the expanded remedy.
In February 2016, FERC issued an order expanding the amount of revenues that MPS Merchant would be required to disgorge to include all revenues in excess of the FERC-determined competitive market clearing price for all sales in the California markets during the Summer Period that occurred in any hour in which any remaining respondent in the proceeding was found to have committed a tariff violation.
In October 2016, MPS Merchant reached a settlement agreement with certain California utilities and governmental agencies that would settle all issues in the case in exchange for $7.5 million of cash consideration as well as MPS Merchant's interest in additional funds it was entitled to during the refund period discussed above. The settlement agreement was filed with FERC in December 2016. In accordance with the terms of the settlement agreement, the $7.5 million of cash consideration will begin accruing interest at the FERC interest rate beginning on January 1, 2017, until the date paid.
In January 2017, FERC issued an order denying a motion filed in conjunction with and as a condition of the settlement agreement and ordered MPS Merchant and the California utilities and governmental agencies to notify FERC by February 27, 2017 whether they intended to revise the settlement agreement or withdraw it. In February 2017, MPS Merchant and the California utilities and governmental agencies filed a notice with FERC revising the settlement agreement to waive the condition of the settlement agreement that was contingent upon the motion denied by FERC. The revised settlement agreement is subject to approval by the Public Utilities Commission of the State of California and FERC.
As a result of the developments noted above, Great Plains Energy recorded a $7.5 million loss in other operating expenses in 2016.
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
At December 31, 2016, Great Plains Energy has provided $135.3 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $38.7 million, which expire in 2017 and 2018 and

•	Great Plains Energy guarantee of GMO long-term debt totaling $96.6 million, which includes debt with maturity dates ranging from 2017 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2016, GMO had $201.9 million commercial paper outstanding.

18. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $194.4 million for 2016, $183.6 million for 2015 and $173.9 million for 2014. Additionally, KCP&L and GMO engage in wholesale electricity transactions with each other. KCP&L's net wholesale sales to GMO were $0.8 million, $0.2 million and $12.7 million in 2016, 2015 and 2014, respectively.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2016 and 2015, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	December 31
	2016	2015
	(millions)
Net receivable from GMO	$64.6	$50.0
Net receivable from Great Plains Energy	2.6	15.8
19. DERIVATIVE INSTRUMENTS
Great Plains Energy and KCP&L are exposed to a variety of market risks including interest rates and commodity prices.  Management has established risk management policies and strategies to reduce the potentially adverse effects that the volatility of the markets may have on Great Plains Energy's and KCP&L's operating results. Great Plains Energy's and KCP&L's interest rate risk management activities have included using derivative instruments to hedge against future interest rate fluctuations on anticipated debt issuances. Commodity risk management activities, including the use of certain derivative instruments, are subject to the management, direction and control of an internal commodity risk committee.  Management maintains commodity price risk management strategies that use derivative instruments to reduce the effects of fluctuations in wholesale sales and fuel and purchased power expense caused by commodity price volatility.
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

	December 31
	2016		2015
	Notional Contract Amount	Fair Value	Notional Contract Amount	Fair Value
Great Plains Energy	(millions)
Non-hedging derivatives
Futures contracts	$—	$—	$26.6	$(5.7)
Forward contracts	9.8	2.4	15.6	3.1
Transmission congestion rights	3.7	1.3	5.6	(0.5)
Interest rate swaps	4,415.0	79.3	—	—
KCP&L
Non-hedging derivatives
Futures contracts	$—	$—	$0.9	$(0.1)
Transmission congestion rights	2.7	0.9	4.1	(0.4)
The fair values of Great Plains Energy's and KCP&L's open derivative positions and balance sheet classification are summarized in the following tables. The fair values below are gross values before netting agreements and netting of cash collateral.

Great Plains Energy
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Derivative instruments/Other	$4.3	$0.6
Interest rate contracts	Derivative instruments	79.3	—

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other/Derivative instruments	$3.3	$6.4

KCP&L
	Balance Sheet	Asset Derivatives	Liability Derivatives
December 31, 2016	Classification	Fair Value	Fair Value
Derivatives Not Designated as Hedging Instruments		(millions)
Commodity contracts	Other	$1.3	$0.4

December 31, 2015
Derivatives Not Designated as Hedging Instruments
Commodity contracts	Other	$0.2	$0.7
The following tables provide information regarding Great Plains Energy's and KCP&L's offsetting of derivative assets and liabilities.

Great Plains Energy
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2016	(millions)
Derivative assets	$83.6	$(0.5)	$83.1	$—	$—	$83.1
Derivative liabilities	0.6	(0.5)	0.1	—	—	0.1
December 31, 2015
Derivative assets	$3.3	$(0.2)	$3.1	$—	$—	$3.1
Derivative liabilities	6.4	(5.9)	0.5	—	—	0.5

KCP&L
				Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
December 31, 2016	(millions)
Derivative assets	$1.3	$(0.4)	$0.9	$—	$—	$0.9
Derivative liabilities	0.4	(0.4)	—	—	—	—
December 31, 2015
Derivative assets	$0.2	$(0.2)	$—	$—	$—	$—
Derivative liabilities	0.7	(0.3)	0.4	—	—	0.4
At December 31, 2015, Great Plains Energy had offset $5.7 million of cash collateral posted with counterparties against net derivative positions.

See Note 21 for information regarding amounts reclassified out of accumulated other comprehensive loss for Great Plains Energy and KCP&L.
Great Plains Energy's accumulated OCI at December 31, 2016, includes $7.8 million that is expected to be reclassified to expenses over the next twelve months.  KCP&L's accumulated OCI at December 31, 2016, includes $7.5 million that is expected to be reclassified to expenses over the next twelve months.
The following tables summarize the amounts of gain (loss) recognized for the change in fair value of derivatives not designated as hedging instruments for Great Plains Energy and KCP&L.

Great Plains Energy
Derivatives Not Designated as Hedging Instruments	2016	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$3.5	$(8.2)	$(14.2)
Fuel and purchased power	(2.7)	(4.0)	(3.4)
Interest charges	79.3	—	—
Regulatory asset	—	(6.8)	(2.7)
Regulatory liability	1.3	—	—
Total	$81.4	$(19.0)	$(20.3)

KCP&L
Derivatives Not Designated as Hedging Instruments	2016	2015	2014
Location of Gain (Loss)	(millions)
Electric revenues	$3.5	$(8.2)	$(14.2)
Fuel and purchased power	0.1	1.5	1.1
Regulatory asset	—	(0.5)	(0.2)
Regulatory liability	1.0	—	—
Total	$4.6	$(7.2)	$(13.3)
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
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At

December 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.0 billion, respectively. At December 31, 2015, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At December 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.7 billion, respectively. At December 31, 2015, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively.
The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis. The fair values below are gross values before netting arrangements and netting of cash collateral.

Description	December 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$153.9	$153.9	$—	$—
Debt securities
U.S. Treasury	27.8	27.8	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	32.4	—	32.4	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.8	3.8	—	—
Total nuclear decommissioning trust	222.9	185.5	37.4	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	0.1	4.7	—
Cash and cash equivalents	5.6	5.6	—	—
Total self-insured health plan trust	11.3	6.6	4.7	—
Derivative instruments - commodity (c)	1.3	—	—	1.3
Total	$235.5	$192.1	$42.1	$1.3
Liabilities
Derivative instruments - commodity (c)	0.4	—	—	0.4
Total	$0.4	$—	$—	$0.4
Other Great Plains Energy
Assets
Derivative instruments
Commodity (c)	$3.0	$—	$2.2	$0.8
Interest rate (d)	79.3	—	—	79.3
Total	$82.3	$—	$2.2	$80.1
Liabilities
Derivative instruments - commodity (c)	0.2	—	0.1	0.1
Total	$0.2	$—	$0.1	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$222.9	$185.5	$37.4	$—
Self-insured health plan trust (b)	11.3	6.6	4.7	—
Derivative instruments (c)(d)	83.6	—	2.2	81.4
Total	$317.8	$192.1	$44.3	$81.4
Liabilities
Derivative instruments (c)	0.6	—	0.1	0.5
Total	$0.6	$—	$0.1	$0.5

Description	December 31 2015	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$135.4	$135.4	$—	$—
Debt securities
U.S. Treasury	26.4	26.4	—	—
U.S. Agency	1.8	—	1.8	—
State and local obligations	4.0	—	4.0	—
Corporate bonds	29.2	—	29.2	—
Foreign governments	0.3	—	0.3	—
Cash equivalents	3.6	3.6	—	—
Total nuclear decommissioning trust	200.7	165.4	35.3	—
Self-insured health plan trust (b)
Equity securities	1.1	1.1	—	—
Debt securities	7.3	—	7.3	—
Cash and cash equivalents	5.2	5.2	—	—
Total self-insured health plan trust	13.6	6.3	7.3	—
Derivative instruments - commodity (c)	0.2	—	—	0.2
Total	$214.5	$171.7	$42.6	$0.2
Liabilities
Derivative instruments - commodity (c)	0.7	0.1	—	0.6
Total	$0.7	$0.1	$—	$0.6
Other Great Plains Energy
Assets
Derivative instruments - commodity (c)	$3.1	$—	$2.7	$0.4
SERP rabbi trusts (e)
Equity securities	0.1	0.1	—	—
Total	$3.2	$0.1	$2.7	$0.4
Liabilities
Derivative instruments - commodity(c)	5.7	5.6	—	0.1
Total	$5.7	$5.6	$—	$0.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$200.7	$165.4	$35.3	$—
Self-insured health plan trust (b)	13.6	6.3	7.3	—
Derivative instruments (c)	3.3	—	2.7	0.6
SERP rabbi trusts (e)	0.1	0.1	—	—
Total	$217.7	$171.8	$45.3	$0.6
Liabilities
Derivative instruments (c)	6.4	5.7	—	0.7
Total	$6.4	$5.7	$—	$0.7

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

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

(d)
The fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates. As of December 31, 2016, the calculated net present value was discounted by a contingency factor of 0.35 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the settlement of these instruments. See Note 19 for more details on the interest rate swaps.

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

(e)
At December 31, 2016 and 2015, the Supplemental Executive Retirement Plan (SERP) rabbi trusts also included $16.0 million and $16.6 million, respectively, of fixed income funds valued at NAV per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.1)	$3.5
Total realized/unrealized gains (losses):
included in electric revenue	3.5	(8.2)
included in fuel and purchased power expense	0.8	(1.5)
included in non-operating income	11.3	8.6
included in interest charges	79.3	—
included in regulatory (asset) liability	1.3	(0.5)
Purchases	0.3	—
Settlements	(15.5)	(2.0)
Net asset (liability) at December 31	$80.9	$(0.1)
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at December 31:
included in non-operating income	$0.1	$(0.2)
included in interest charges	79.3	—
included in regulatory (asset) liability	1.3	(0.5)

KCP&L
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2016	2015
	(millions)
Net asset (liability) at January 1	$(0.4)	$3.1
Total realized/unrealized gains (losses):
included in electric revenue	3.5	(8.2)
included in regulatory (asset) liability	1.0	(0.4)
Purchases	(0.3)	(0.8)
Settlements	(2.9)	5.9
Net asset (liability) at December 31	$0.9	$(0.4)
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at December 31:
included in regulatory (asset) liability	$1.0	$(0.4)

21. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Other comprehensive income (loss) before reclassifications	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	5.6	0.5	6.1
Net current period other comprehensive income	5.6	(0.2)	5.4
Ending balance December 31	$(4.5)	$(2.1)	$(6.6)
2015
Beginning balance January 1	$(15.8)	$(2.9)	$(18.7)
Other comprehensive income before reclassifications	—	0.6	0.6
Amounts reclassified from accumulated other comprehensive loss	5.7	0.4	6.1
Net current period other comprehensive income	5.7	1.0	6.7
Ending balance December 31	$(10.1)	$(1.9)	$(12.0)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	5.4
Net current period other comprehensive income	5.4
Ending balance December 31	$(4.2)
2015
Beginning balance January 1	$(14.9)
Amounts reclassified from accumulated other comprehensive loss	5.3
Net current period other comprehensive income	5.3
Ending balance December 31	$(9.6)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(9.2)	$(9.2)	Interest charges
	(9.2)	(9.2)	Income before income tax expense and income from equity investments
	3.6	3.5	Income tax benefit
	$(5.6)	$(5.7)	Net income
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.8)	$(0.7)	Utility operating and maintenance expenses
	(0.8)	(0.7)	Income before income tax expense and income from equity investments
	0.3	0.3	Income tax benefit
	$(0.5)	$(0.4)	Net income

Total reclassifications, net of tax	$(6.1)	$(6.1)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2016	2015
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(8.8)	$(8.7)	Interest charges
	(8.8)	(8.7)	Income before income tax expense
	3.4	3.4	Income tax benefit
Total reclassifications, net of tax	$(5.4)	$(5.3)	Net income

22. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2016	2015	2014
Current income taxes	(millions)
Federal	$0.3	$(0.2)	$0.4
State	0.7	(1.1)	(0.1)
Total	1.0	(1.3)	0.3
Deferred income taxes
Federal	140.6	96.9	104.2
State	29.5	28.0	21.6
Total	170.1	124.9	125.8
Noncurrent income taxes
Federal	—	—	(2.4)
State	—	—	(0.5)
Foreign	—	—	(6.1)
Total	—	—	(9.0)
Investment tax credit
Deferral	2.5	0.5	—
Amortization	(1.4)	(1.4)	(1.4)
Total	1.1	(0.9)	(1.4)
Income tax expense	$172.2	$122.7	$115.7

KCP&L	2016	2015	2014
Current income taxes	(millions)
Federal	$24.8	$(18.7)	$(9.4)
State	4.7	(3.4)	(2.3)
Total	29.5	(22.1)	(11.7)
Deferred income taxes
Federal	76.4	81.9	72.6
State	17.0	17.5	15.8
Total	93.4	99.4	88.4
Investment tax credit
Deferral	—	0.5	—
Amortization	(1.0)	(1.0)	(1.0)
Total	(1.0)	(0.5)	(1.0)
Income tax expense	$121.9	$76.8	$75.7

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.1)	—	(0.7)
Amortization of investment tax credits	(0.3)	(0.4)	(0.4)
Federal income tax credits	(2.6)	(4.1)	(3.8)
State income taxes	4.2	4.0	3.8
Changes in uncertain tax positions, net	—	—	(1.7)
Transaction costs	0.9	—	—
Valuation allowance	—	1.5	—
Other	0.2	0.5	0.1
Effective income tax rate	37.3%	36.5%	32.3%

KCP&L	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.3)	—	(0.9)
Amortization of investment tax credits	(0.3)	(0.5)	(0.4)
Federal income tax credits	(3.1)	(5.6)	(5.6)
State income taxes	4.1	4.0	3.7
Valuation allowance	—	0.3	—
Other	(0.2)	0.3	—
Effective income tax rate	35.2%	33.5%	31.8%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2016	2015	2016	2015
Noncurrent deferred income taxes
Plant related	(2,107.6)	(1,967.0)	(1,492.2)	(1,398.9)
Income taxes on future regulatory recoveries	(148.7)	(151.3)	(123.9)	(125.0)
Derivative instruments	(17.0)	20.5	8.5	14.0
Pension and post-retirement benefits	10.5	(0.1)	38.6	27.4
SO2 emission allowance sales	24.1	25.7	24.1	25.7
Fuel recovery mechanisms	(22.3)	(4.5)	(27.2)	(6.3)
Tax credit carryforwards	271.1	256.8	177.4	166.6
Customer demand programs	(34.3)	(22.7)	(21.8)	(16.9)
Solar rebates	(27.3)	(31.9)	(11.4)	(13.1)
Net operating loss carryforward	718.0	734.9	198.3	204.2
Other	20.2	0.7	1.3	(9.6)
Net noncurrent deferred income tax liability before valuation allowance	(1,313.3)	(1,138.9)	(1,228.3)	(1,131.9)
Valuation allowance	(16.4)	(19.9)	—	(0.7)
Net noncurrent deferred income tax liability	(1,329.7)	(1,158.8)	(1,228.3)	(1,132.6)

	Great Plains Energy		KCP&L
December 31	2016	2015	2016	2015
	(millions)
Gross deferred income tax assets	$1,360.9	$1,368.5	$747.7	$740.9
Gross deferred income tax liabilities	(2,690.6)	(2,527.3)	(1,976.0)	(1,873.5)
Net deferred income tax liability	$(1,329.7)	$(1,158.8)	$(1,228.3)	$(1,132.6)
Tax Credit Carryforwards
At December 31, 2016 and 2015, Great Plains Energy had $183.5 million and $169.2 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2016 and 2015, KCP&L had $177.4 million and $166.6 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2036.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2016 and 2015, Great Plains Energy had $87.6 million of federal alternative minimum tax credit carryforwards, all of which was acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future.
Net Operating Loss Carryforwards
At December 31, 2016 and 2015, Great Plains Energy had $643.8 million and $656.1 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $306.2 million at December 31, 2016 and $313.2 million at December 31, 2015, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition.  The tax benefits for NOLs originating in 2003 are $23.0 million, $152.4 million originating in 2004, $74.1 million originating in 2005, $53.3 million originating in 2006, $1.3 million originating in 2007, $2.4 million originating in 2008, $36.5 million originating in 2009, $4.1 million originating in 2010, $108.8 million originating in 2011, $2.1 million originating in 2012, $1.4 million originating in 2013, $86.3 million originating in 2014 and $98.1 million originating in 2015.  The federal NOL carryforwards expire in years 2023 to 2036.
In addition, Great Plains Energy also had deferred tax benefits of $74.2 million and $78.8 million related to state NOLs as of December 31, 2016 and 2015, respectively.  Of these amounts, approximately $36.1 million and $39.2 million at December 31, 2016 and 2015, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $16.0 million of NOLs in state tax jurisdictions where the Company does not expect to operate in the future.  Therefore, a valuation allowance has been provided against $16.0 million of state tax benefits.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for federal and state tax NOL carryforwards and tax credit carryforwards. During 2016, $3.5 million of tax expense was recorded in continuing operations primarily related to state NOL carryforwards that expired at December 31, 2016.
23. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges, including certain costs to achieve the anticipated acquisition of Westar.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income.
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,676.0	$—	$—	$2,676.0
Depreciation and amortization	(344.8)	—	—	(344.8)
Interest charges	(196.1)	2.5	32.1	(161.5)
Income tax expense	(164.3)	(7.9)	—	(172.2)
Net income (loss)	292.1	(2.1)	—	290.0

2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,502.2	$—	$—	$2,502.2
Depreciation and amortization	(330.4)	—	—	(330.4)
Interest charges	(190.9)	(40.5)	32.1	(199.3)
Income tax expense	(120.8)	(1.9)	—	(122.7)
Net income (loss)	223.8	(10.8)	—	213.0

2014	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,568.2	$—	$—	$2,568.2
Depreciation and amortization	(306.0)	—	—	(306.0)
Interest charges	(183.0)	(41.2)	35.7	(188.5)
Income tax (expense) benefit	(125.6)	9.9	—	(115.7)
Net income (loss)	243.5	(0.7)	—	242.8

	Electric Utility	Other	Eliminations	Great Plains Energy
2016	(millions)
Assets	$11,444.2	$2,461.3	$(335.5)	$13,570.0
Capital expenditures	609.4	—	—	609.4
2015
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures	677.1	—	—	677.1
2014
Assets	$10,727.7	$29.2	$(303.5)	$10,453.4
Capital expenditures	773.7	—	—	773.7
24. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2016, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,853.1	$1,099.5	$670.2	$1,334.9	$490.6	$196.1
Accumulated depreciation	889.6	275.6	261.6	387.3	126.3	80.1
Nuclear fuel, net	62.0	—	—	—	—	—
Construction work in progress	83.5	30.6	19.9	41.7	22.1	3.7
2017 accredited capacity-MWs	549	699	616	641	NA	172

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,853.1	$1,099.5	$532.8	$1,022.4	$403.1
Accumulated depreciation	889.6	275.6	210.8	346.6	113.0
Nuclear fuel, net	62.0	—	—	—	—
Construction work in progress	83.5	30.6	8.4	23.1	5.0
2017 accredited capacity-MWs	549	699	490	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.
25. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2016	(millions, except per share amounts)
Operating revenue	$572.1	$670.8	$856.8	$576.3
Operating income	89.9	182.3	281.9	64.8
Net income	26.4	32.0	133.6	98.0
Basic and diluted earnings per common share	0.17	0.20	0.86	0.39
2015
Operating revenue	$549.1	$609.0	$781.4	$562.7
Operating income	70.1	119.9	256.7	83.4
Net income	18.9	44.4	126.8	22.9
Basic and diluted earnings per common share	0.12	0.28	0.82	0.15

	Quarter
KCP&L	1st	2nd	3rd	4th
2016	(millions)
Operating revenue	$400.9	$475.6	$597.6	$401.3
Operating income	70.6	137.9	219.2	54.4
Net income	24.6	65.9	117.7	16.8
2015
Operating revenue	$370.4	$417.4	$526.3	$399.7
Operating income	45.3	79.3	170.8	68.6
Net income	13.2	29.4	84.3	25.9
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2016.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2016, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Great Plains Energy Incorporated
Kansas City, Missouri
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016, of the Company and our report dated February 23, 2017, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 23, 2017

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2016.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2016, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Kansas City Power & Light Company
Kansas City, Missouri
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and our report dated February 23, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 23, 2017

ITEM 9B.  OTHER INFORMATION
On February 21, 2017, Scott H. Heidtbrink, Executive Vice President and Chief Operating Officer of KCP&L and GMO, informed the companies of his decision to retire from his position as Executive Vice President and Chief Operating Officer effective upon the closing of Great Plains Energy's anticipated acquisition of Westar.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Great Plains Energy 2017 Proxy Statement (Proxy Statement), which will be filed with the SEC no later than March 23, 2017:

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
The following table provides information, as of December 31, 2016, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	763,687 (1)	$— (2)	4,239,813
Equity compensation plans not approved by security holders	—	—	—
Total	763,687 (1)	$— (2)	4,239,813

(1)	Includes 625,100 performance shares at target performance levels and director deferred share units for 138,587 shares of Great Plains Energy common stock outstanding at December 31, 2016.

(2)	The performance shares and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.
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
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2016 and 2015 and for other services rendered during 2016 and 2015 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2016	2015
Audit Fees	$1,184,550	$1,201,819
Audit-Related Fees	21,000	20,000
Tax Fees	24,822	5,751
All Other Fees	—	8,802
Total Fees	$1,230,372	$1,236,372
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Great Plains Energy		Page No.

a.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	60

b.	Consolidated Balance Sheets - December 31, 2016 and 2015	61

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	63

d.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014	64

e.	Notes to Consolidated Financial Statements	70

f.	Report of Independent Registered Public Accounting Firm	58

KCP&L

g.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	65

h.	Consolidated Balance Sheets - December 31, 2016 and 2015	66

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	68

j.	Consolidated Statements of Common Shareholder's Equity for the years ended December 31, 2016, 2015 and 2014	69

k.	Notes to Consolidated Financial Statements	70

l.	Report of Independent Registered Public Accounting Firm	59

Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	144

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	147

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	148

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
Agreement and Plan of Merger, dated as of May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and, from and after its accession thereto, Merger Sub (as defined therein) (Exhibit 2.1 to Form 8-K filed on May 31, 2016).

Great Plains Energy

3.1	*	Articles of Incorporation of Great Plains Energy Incorporated, as amended effective September 26, 2016 (Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2016).	Great Plains Energy

3.2	*
Certificate of Designations of the 7.00% Series B Mandatory Convertible Preferred Stock of Great Plains Energy Incorporated, filed with the Secretary of State of the State of Missouri and effective September 30, 2016. (Exhibit 3.1 to Form 8-K filed on October 3, 2016).

Great Plains Energy

3.3	*	Amended and Restated By-laws of Great Plains Energy Incorporated, as amended December 10, 2013 (Exhibit 3.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy

3.4	*	Amended and Restated Articles of Consolidation of Kansas City Power & Light Company, restated as of May 6, 2014 (Exhibit 3.2 to Form 10-Q for the quarter ended March 31, 2014).	KCP&L

3.5	*	Amended and Restated By-laws of Kansas City Power & Light Company, as amended December 10, 2013 (Exhibit 3.3 to Form 8-K filed on December 16, 2013).	KCP&L

4.1	*	Indenture, dated as of June 1, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.4 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.2	*	First Supplemental Indenture, dated as of June 14, 2004, between Great Plains Energy Incorporated and BNY Midwest Trust Company, as trustee (Exhibit 4.5 to Form 8-A/A filed on June 14, 2004).	Great Plains Energy

4.3	*
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
Great Plains Energy KCP&L

4.14	*
Eleventh Supplemental Indenture, dated as of August 15, 2005, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).
Great Plains Energy KCP&L

4.15	*
Twelfth Supplemental Indenture, dated as of March 1, 2009, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 8-K filed on March 24, 2009).
Great Plains Energy KCP&L

4.16	*
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
Great Plains Energy KCP&L

4.19	*	Indenture, dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4(a) to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L

4.20	*	Indenture, dated as of March 1, 2002, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L

4.21	*
Supplemental Indenture No. 1, dated as of November 15, 2005, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).
Great Plains Energy KCP&L

4.22	*	Indenture, dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L

4.23	*
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
Great Plains Energy KCP&L

4.25	*
Supplemental Indenture No. 3, dated as of September 20, 2011, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).
Great Plains Energy KCP&L

4.26	*
Supplemental Indenture No. 4, dated as of March 14, 2013, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on March 14, 2013).

Great Plains Energy KCP&L

4.27	*
Supplemental Indenture No. 5, dated as of August 18, 2015, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on August 18, 2015).

Great Plains Energy KCP&L

4.28	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2016 (Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2016).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.8	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2015 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.9	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.10	*+	Form of 2013 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.11	*+	Form of 2013 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.12	*+	Form of 2014 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.13	*+	Form of 2014 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.14	*+	Form of 2015 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.15	*+	Form of 2015 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.16	*+	Form of 2016 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.17	*+	Form of 2016 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.18	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy

10.19	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2016 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2016).

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
Great Plains Energy

10.37	*
Third Amendment to the Credit Agreement, dated as of June 13, 2016, among Great Plains Energy Incorporated, Certain Lenders, Bank of America, N.A., JPMorgan Chase Bank, N.A., and Union Bank, N.A., as Syndication Agents and Wells Fargo Bank, National Association, as Administrative Agent, and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities LLC, and Union Bank, N.A., as Joint Lead Arrangers and Joint Book Managers (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016).

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
Great Plains Energy KCP&L

10.41	*
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
Great Plains Energy

10.45	*
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
Great Plains Energy KCP&L

10.60	*
Amendment dated as of September 9, 2016, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.1 to Form 8-K filed on September 13, 2016).

Great Plains Energy KCP&L

10.61	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).

Great Plains Energy

10.62	*
Receivables Sale Agreement, dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.63	*
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
Great Plains Energy

10.64	*
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
Great Plains Energy

10.65	*
Third Amendment dated as of September 9, 2016, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.2 to Form 8-K filed September 13, 2016).

Great Plains Energy

10.66	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).
Great Plains Energy KCP&L

10.67	*
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
Great Plains Energy KCP&L

10.68	*
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
Great Plains Energy KCP&L

10.69	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).
Great Plains Energy

10.70	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).
Great Plains Energy KCP&L

10.71	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.72	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

10.73	*	Commitment letter, dated as of May 29, 2016, by Goldman Sachs Bank USA and Goldman Sachs Lending Partners LLC to Great Plains Energy Incorporated (Exhibit 10.1 to Form 8-K filed on May 31, 2016).	Great Plains Energy

10.74	*	Stock Purchase Agreement, dated as of May 29, 2016, by and between OCM Credit Portfolio LP and Great Plains Energy Incorporated (Exhibit 10.2 to Form 8-K filed on May 31, 2016).	Great Plains Energy

12.1		Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividend Requirements.	Great Plains Energy

12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L

21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

24.1		Powers of Attorney.	Great Plains Energy

24.2		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Comprehensive Income of Parent Company

Year Ended December 31	2016	2015	2014
Operating Expenses	(millions, except per share amounts)
General and administrative	$2.7	$0.9	$1.1
Costs to achieve the acquisition of Westar Energy, Inc.	18.3	—	—
General taxes	0.1	0.2	0.4
Total	21.1	1.1	1.5
Operating loss	(21.1)	(1.1)	(1.5)
Equity in earnings from subsidiaries	287.5	220.9	251.1
Non-operating income	31.3	29.7	33.1
Interest (charges) income	2.6	(40.3)	(44.3)
Income before income taxes	300.3	209.2	238.4
Income tax (expense) benefit	(10.3)	3.8	4.4
Net income	290.0	213.0	242.8
Preferred stock dividend requirements and redemption premium	16.5	1.6	1.6
Earnings available for common shareholders	$273.5	$211.4	$241.2

Average number of basic common shares outstanding	169.4	154.2	153.9
Average number of diluted common shares outstanding	169.8	154.8	154.1

Basic and diluted earnings per common share	$1.61	$1.37	$1.57
Comprehensive Income
Net income	$290.0	$213.0	$242.8
Other comprehensive income
Derivative hedging activity
Reclassification to expenses	0.4	0.5	4.4
Income tax expense	(0.2)	(0.1)	(1.7)
Net reclassification to expenses	0.2	0.4	2.7
Derivative hedging activity, net of tax	0.2	0.4	2.7
Other comprehensive income from subsidiaries, net of tax	5.2	6.3	3.9
Total other comprehensive income	5.4	6.7	6.6
Comprehensive income	$295.4	$219.7	$249.4
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2016	2015
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,283.9	$—
Time deposit	1,000.0	—
Accounts receivable from subsidiaries	10.6	4.1
Notes receivable from subsidiaries	2.0	2.0
Money pool receivable	—	3.7
Derivative instruments	79.3	—
Other	26.1	0.4
Total	2,401.9	10.2
Investments and Other Assets
Investment in KCP&L	2,541.5	2,433.1
Investment in other subsidiaries	1,341.6	1,385.9
Note receivable from subsidiaries	634.9	634.9
Deferred income taxes	12.8	34.8
Other	16.3	1.6
Total	4,547.1	4,490.3
Total	$6,949.0	$4,500.5

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$—	$10.0
Current maturities of long-term debt	100.0	—
Accounts payable to subsidiaries	10.8	31.7
Accrued taxes	12.9	4.5
Accrued interest	10.1	4.1
Other	12.8	9.5
Total	146.6	59.8
Deferred Credits and Other Liabilities	2.2	7.1
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 and 250,000,000 shares authorized without par value 215,479,105 and 154,504,900 shares issued, stated value	4,217.0	2,646.7
Cumulative preferred stock - 390,000 shares authorized, $100 par value 0 and 390,000 shares issued and outstanding	—	39.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 862,500 and 0 shares issued and outstanding	836.2	—
Retained earnings	1,119.2	1,024.4
Treasury stock - 128,087 and 101,229 shares, at cost	(3.8)	(2.6)
Accumulated other comprehensive loss	(6.6)	(12.0)
Total shareholders' equity	6,162.0	3,695.5
Long-term debt	638.2	738.1
Total	6,800.2	4,433.6
Commitments and Contingencies
Total	$6,949.0	$4,500.5
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2016	2015	2014
Cash Flows from Operating Activities	(millions)
Net income	$290.0	$213.0	$242.8
Adjustments to reconcile income to net cash from operating activities:
Amortization	30.4	0.8	4.8
Deferred income taxes, net	21.8	(1.7)	(1.4)
Fair value impact of interest rate swaps	(79.3)	—	—
Equity in earnings from subsidiaries	(287.5)	(220.9)	(251.1)
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(9.8)	(0.1)	(3.8)
Taxes receivable	—	—	0.2
Accounts payable to subsidiaries	(20.9)	1.3	(3.2)
Other accounts payable	7.0	—	—
Accrued taxes	8.4	0.3	4.3
Accrued interest	6.0	—	(0.1)
Cash dividends from subsidiaries	239.0	157.0	144.0
Uncertain tax positions	(0.4)	—	(2.9)
Other	8.4	8.7	11.8
Net cash from operating activities	213.1	158.4	145.4
Cash Flows from Investing Activities
Purchase of time deposit	(1,000.0)	—	—
Intercompany lending	—	(1.4)	—
Net money pool lending	3.7	(0.4)	6.1
Investment in subsidiary	(7.3)	(7.8)	(3.6)
Net cash from investing activities	(1,003.6)	(9.6)	2.5
Cash Flows from Financing Activities
Issuance of common stock	1,603.7	3.0	4.8
Issuance of preference stock	862.5	—	—
Issuance fees	(143.4)	—	(0.1)
Net change in short-term borrowings	(10.0)	6.0	(5.0)
Dividends paid	(194.0)	(155.5)	(145.6)
Redemption of cumulative preferred stock	(40.1)	—	—
Purchase of treasury stock	(5.0)	(1.6)	(2.5)
Other financing activities	0.7	(0.7)	0.5
Net cash from financing activities	2,074.4	(148.8)	(147.9)
Net Change in Cash and Cash Equivalents	1,283.9	—	—
Cash and Cash Equivalents at Beginning of Year	—	—	—
Cash and Cash Equivalents at End of Year	$1,283.9	$—	$—
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

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2016	(millions)
Allowance for uncollectible accounts	$3.8	$9.0	$8.1	(a)	$16.9	(b)	$4.0
Legal reserves	5.9	10.4	—		0.2	(c)	16.1
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	19.9	0.1	—		3.6	(d)	16.4
Year Ended December 31, 2015
Allowance for uncollectible accounts	$2.8	$10.5	$8.7	(a)	$18.2	(b)	$3.8
Legal reserves	4.7	2.6	—		1.4	(c)	5.9
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	16.6	4.9	—		1.6	(d)	19.9
Year Ended December 31, 2014
Allowance for uncollectible accounts	$2.5	$11.4	$8.5	(a)	$19.6	(b)	$2.8
Legal reserves	4.6	2.7	—		2.6	(c)	4.7
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	20.7	0.5	—		4.6	(d)	16.6
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2016, 2015 and 2014

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2016	(millions)
Allowance for uncollectible accounts	$1.8	$6.4	$5.5	(a)	$11.9	(b)	$1.8
Legal reserves	5.3	9.8	—		—	(c)	15.1
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	0.7	—	—		0.7	(d)	—
Year Ended December 31, 2015
Allowance for uncollectible accounts	$1.2	$7.1	$5.8	(a)	$12.3	(b)	$1.8
Legal reserves	2.9	2.6	—		0.2	(c)	5.3
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	—	0.7	—		—		0.7
Year Ended December 31, 2014
Allowance for uncollectible accounts	$1.1	$7.6	$5.5	(a)	$13.0	(b)	$1.2
Legal reserves	2.9	2.3	—		2.3	(c)	2.9
Environmental reserves	0.3	—	—		—		0.3
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims.
(d)    Reversal of tax valuation allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 23, 2017	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 23, 2017
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 23, 2017	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 23, 2017
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
James A. Mitchell*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*