Form 10-Q
period 2017-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2017-05-04
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
		Emerging growth company			_
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. _

Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_
		Emerging growth company			_
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

On April 30, 2017, Great Plains Energy Incorporated had 215,605,456 shares of common stock outstanding.  On April 30, 2017, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2016 Form 10-K for each of Great Plains Energy and KCP&L.

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to Great Plains Energy's proposed acquisition of Westar Energy, Inc. (Westar), the outcome of regulatory proceedings, cost estimates of capital projects and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's ability to successfully manage its transmission joint ventures or to integrate or restructure the transmission joint ventures of Westar; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy to obtain the regulatory approvals necessary to complete the anticipated acquisition of Westar and the terms of those approvals; the risk that a condition to the closing of the anticipated acquisition of Westar may not be satisfied or that the anticipated acquisition may fail to close; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated acquisition of Westar; the costs incurred to consummate or terminate the anticipated acquisition of Westar; the possibility that the expected value creation from the anticipated acquisition of Westar will not be realized, or will not be realized within the expected time period; the credit ratings of Great Plains Energy following the anticipated acquisition of Westar; disruption from the anticipated acquisition of Westar making it more difficult to maintain relationships with customers, employees, regulators or suppliers and the diversion of management time and attention on the proposed transactions; and other risks and uncertainties.
This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2016 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
DOJ	Department of Justice
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and Merger Sub
Merger Sub	GP Star, Inc., a Kansas corporation that will be merged with and into Westar, pursuant to the Merger Agreement
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMERS	OCM Credit Portfolio LP
OPC	Office of the Public Counsel
RCRA	Resource Conservation and Recovery Act
RESRAM	Renewable Energy Standard Rate Adjustment Mechanism
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART I
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6,552.3	$1,293.1
Time deposit	—	1,000.0
Receivables, net	110.4	166.0
Accounts receivable pledged as collateral	172.2	172.4
Fuel inventories, at average cost	107.0	108.8
Materials and supplies, at average cost	166.4	162.2
Deferred refueling outage costs	18.3	22.3
Interest rate derivative instruments	91.4	79.3
Prepaid expenses and other assets	40.6	55.4
Total	7,258.6	3,059.5
Utility Plant, at Original Cost
Electric	13,712.9	13,597.7
Less - accumulated depreciation	5,165.2	5,106.9
Net utility plant in service	8,547.7	8,490.8
Construction work in progress	370.9	403.9
Nuclear fuel, net of amortization of $180.1 and $172.1	54.9	62.0
Total	8,973.5	8,956.7
Investments and Other Assets
Nuclear decommissioning trust fund	232.5	222.9
Regulatory assets	1,046.4	1,048.0
Goodwill	169.0	169.0
Other	117.5	113.9
Total	1,565.4	1,553.8
Total	$17,797.5	$13,570.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$172.2	$172.4
Commercial paper	454.7	334.8
Current maturities of long-term debt	732.1	382.1
Accounts payable	177.7	323.7
Accrued taxes	69.6	33.3
Accrued interest	77.3	50.8
Accrued compensation and benefits	44.1	52.1
Pension and post-retirement liability	3.0	3.0
Other	85.5	32.6
Total	1,816.2	1,384.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,322.7	1,329.7
Deferred tax credits	125.8	126.2
Asset retirement obligations	282.6	316.0
Pension and post-retirement liability	483.9	488.3
Regulatory liabilities	313.6	309.9
Other	88.8	87.9
Total	2,617.4	2,658.0
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,728,275 and 215,479,105 shares issued, stated value	4,225.5	4,217.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 862,500 shares issued and outstanding	836.2	836.2
Retained earnings	1,035.2	1,119.2
Treasury stock - 129,122 and 128,087 shares, at cost	(3.8)	(3.8)
Accumulated other comprehensive loss	(5.1)	(6.6)
Total shareholders' equity	6,088.0	6,162.0
Long-term debt (Note 10)	7,275.9	3,365.2
Total	13,363.9	9,527.2
Commitments and Contingencies (Note 11)
Total	$17,797.5	$13,570.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31	2017	2016
Operating Revenues	(millions, except per share amounts)
Electric revenues	$570.7	$572.1
Operating Expenses
Fuel and purchased power	126.5	135.6
Transmission	23.1	23.5
Utility operating and maintenance expenses	185.4	179.4
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	39.4	—
Depreciation and amortization	90.3	85.2
General taxes	57.1	56.3
Other	1.5	2.2
Total	523.3	482.2
Operating income	47.4	89.9
Non-operating income	6.6	2.1
Non-operating expenses	(3.7)	(3.4)
Interest charges	(66.6)	(51.2)
Income (loss) before income tax (expense) benefit and income from equity investments	(16.3)	37.4
Income tax (expense) benefit	5.8	(11.7)
Income from equity investments, net of income taxes	0.9	0.7
Net income (loss)	(9.6)	26.4
Preferred stock dividend requirements	15.1	0.4
Earnings (loss) available for common shareholders	$(24.7)	$26.0

Average number of basic common shares outstanding	215.3	154.4
Average number of diluted common shares outstanding	215.3	155.0

Basic and diluted earnings (loss) per common share	$(0.11)	$0.17

Cash dividends per common share	$0.275	$0.2625
Comprehensive Income (Loss)
Net income (loss)	$(9.6)	$26.4
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4
Derivative hedging activity, net of tax	1.4	1.4
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.1
Change in unrecognized pension expense, net of tax	0.1	0.1
Total other comprehensive income	1.5	1.5
Comprehensive income (loss)	$(8.1)	$27.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2017	2016
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(9.6)	$26.4
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	90.3	85.2
Amortization of:
Nuclear fuel	8.0	8.3
Other	24.9	12.8
Deferred income taxes, net	(5.6)	12.0
Investment tax credit amortization	(0.4)	(0.4)
Income from equity investments, net of income taxes	(0.9)	(0.7)
Fair value impacts of interest rate swaps	(12.1)	—
Other operating activities (Note 3)	(7.0)	(16.3)
Net cash from operating activities	87.6	127.3
Cash Flows from Investing Activities
Utility capital expenditures	(116.6)	(133.6)
Allowance for borrowed funds used during construction	(1.5)	(1.4)
Purchases of nuclear decommissioning trust investments	(5.9)	(10.5)
Proceeds from nuclear decommissioning trust investments	5.0	9.7
Proceeds from time deposit	1,000.0	—
Other investing activities	(12.5)	(17.9)
Net cash from investing activities	868.5	(153.7)
Cash Flows from Financing Activities
Issuance of common stock	1.5	0.7
Issuance of long-term debt	4,291.9	—
Issuance fees	(31.2)	(0.2)
Repayment of long-term debt	(1.1)	(1.1)
Net change in short-term borrowings	119.9	69.3
Net change in collateralized short-term borrowings	(0.2)	—
Dividends paid	(74.3)	(40.9)
Purchase of treasury stock	(3.4)	(4.9)
Net cash from financing activities	4,303.1	22.9
Net Change in Cash and Cash Equivalents	5,259.2	(3.5)
Cash and Cash Equivalents at Beginning of Year	1,293.1	11.3
Cash and Cash Equivalents at End of Period	$6,552.3	$7.8
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2017		2016
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	215,479,105	$4,217.0	154,504,900	$2,646.7
Issuance of common stock	249,170	9.5	336,356	10.0
Equity compensation expense, net of forfeitures		1.1		0.8
Unearned Compensation
Issuance of restricted common stock		(2.3)		(2.8)
Forfeiture of restricted common stock		0.2		—
Compensation expense recognized		0.7		0.6
Other		(0.7)		0.3
Ending balance	215,728,275	4,225.5	154,841,256	2,655.6
Cumulative Preferred Stock	—	—	390,000	39.0
Preference Stock	862,500	836.2	—	—
Retained Earnings
Beginning balance		1,119.2		1,024.4
Net income (loss)		(9.6)		26.4
Dividends:
Common stock ($0.275 and $0.2625 per share)		(59.2)		(40.5)
Preferred stock - at required rates		(15.1)		(0.4)
Performance shares		(0.1)		(0.3)
Ending balance		1,035.2		1,009.6
Treasury Stock
Beginning balance	(128,087)	(3.8)	(101,229)	(2.6)
Treasury shares acquired	(104,129)	(3.0)	(134,484)	(4.0)
Treasury shares reissued	103,094	3.0	105,403	2.8
Ending balance	(129,122)	(3.8)	(130,310)	(3.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(6.6)		(12.0)
Derivative hedging activity, net of tax		1.4		1.4
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(5.1)		(10.5)
Total Great Plains Energy Shareholders' Equity		$6,088.0		$3,689.9
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.1	$4.5
Receivables, net	99.0	139.1
Related party receivables	69.1	67.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	73.4	72.9
Materials and supplies, at average cost	122.0	118.9
Deferred refueling outage costs	18.3	22.3
Refundable income taxes	2.3	12.7
Prepaid expenses and other assets	27.9	27.9
Total	524.1	575.5
Utility Plant, at Original Cost
Electric	10,009.1	9,925.1
Less - accumulated depreciation	3,898.4	3,858.4
Net utility plant in service	6,110.7	6,066.7
Construction work in progress	271.3	300.4
Nuclear fuel, net of amortization of $180.1 and $172.1	54.9	62.0
Total	6,436.9	6,429.1
Investments and Other Assets
Nuclear decommissioning trust fund	232.5	222.9
Regulatory assets	799.6	801.8
Other	29.5	29.1
Total	1,061.6	1,053.8
Total	$8,022.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	195.3	132.9
Current maturities of long-term debt	631.0	281.0
Accounts payable	136.3	231.6
Accrued taxes	52.3	27.0
Accrued interest	42.5	32.4
Accrued compensation and benefits	44.1	52.1
Pension and post-retirement liability	1.6	1.6
Other	42.0	11.4
Total	1,255.1	880.0
Deferred Credits and Other Liabilities
Deferred income taxes	1,237.4	1,228.3
Deferred tax credits	122.5	122.8
Asset retirement obligations	246.5	278.0
Pension and post-retirement liability	461.5	465.8
Regulatory liabilities	194.5	187.4
Other	71.3	70.6
Total	2,333.7	2,352.9
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	939.1	982.6
Accumulated other comprehensive loss	(2.9)	(4.2)
Total	2,499.3	2,541.5
Long-term debt (Note 10)	1,934.5	2,284.0
Total	4,433.8	4,825.5
Commitments and Contingencies (Note 11)
Total	$8,022.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2017	2016
Operating Revenues	(millions)
Electric revenues	$395.9	$400.9
Operating Expenses
Fuel and purchased power	78.9	86.3
Transmission	14.3	15.4
Operating and maintenance expenses	126.4	123.7
Costs to achieve the anticipated acquisition of Westar Energy, Inc.	7.9	—
Depreciation and amortization	65.3	61.1
General taxes	44.6	43.6
Other	0.3	0.2
Total	337.7	330.3
Operating income	58.2	70.6
Non-operating income	2.5	1.3
Non-operating expenses	(2.1)	(1.3)
Interest charges	(35.6)	(35.3)
Income before income tax expense	23.0	35.3
Income tax expense	(8.8)	(10.7)
Net income	$14.2	$24.6
Comprehensive Income
Net income	$14.2	$24.6
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4
Derivative hedging activity, net of tax	1.3	1.4
Total other comprehensive income	1.3	1.4
Comprehensive income	$15.5	$26.0
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2017	2016
Cash Flows from Operating Activities	(millions)
Net income	$14.2	$24.6
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	65.3	61.1
Amortization of:
Nuclear fuel	8.0	8.3
Other	8.1	8.4
Deferred income taxes, net	9.2	10.4
Investment tax credit amortization	(0.3)	(0.2)
Other operating activities (Note 3)	(21.1)	75.8
Net cash from operating activities	83.4	188.4
Cash Flows from Investing Activities
Utility capital expenditures	(84.0)	(83.2)
Allowance for borrowed funds used during construction	(1.2)	(0.9)
Purchases of nuclear decommissioning trust investments	(5.9)	(10.5)
Proceeds from nuclear decommissioning trust investments	5.0	9.7
Other investing activities	(5.1)	(8.6)
Net cash from investing activities	(91.2)	(93.5)
Cash Flows from Financing Activities
Issuance fees	—	(0.2)
Net change in short-term borrowings	62.4	(94.5)
Dividends paid to Great Plains Energy	(57.0)	—
Net cash from financing activities	5.4	(94.7)
Net Change in Cash and Cash Equivalents	(2.4)	0.2
Cash and Cash Equivalents at Beginning of Year	4.5	2.3
Cash and Cash Equivalents at End of Period	$2.1	$2.5
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2017		2016
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		982.6		879.6
Net income		14.2		24.6
Cumulative effect of adoption of ASU 2016-09 (Note 1)		(0.7)		—
Dividends:
Common stock held by Great Plains Energy		(57.0)		—
Ending balance		939.1		904.2
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(4.2)		(9.6)
Derivative hedging activity, net of tax		1.3		1.4
Ending balance		(2.9)		(8.2)
Total Common Shareholder's Equity		$2,499.3		$2,459.1
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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents to be used to fund the cash consideration for the anticipated acquisition of Westar Energy, Inc. (Westar).  Great Plains Energy's wholly owned direct subsidiaries with significant operations are as follows:

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

The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2017	2016
Income (loss)	(millions, except per share amounts)
Net income (loss)	$(9.6)	$26.4
Less: preferred stock dividend requirements	15.1	0.4
Earnings (loss) available for common shareholders	$(24.7)	$26.0
Common Shares Outstanding
Average number of common shares outstanding	215.3	154.4
Add: effect of dilutive securities	—	0.6
Diluted average number of common shares outstanding	215.3	155.0
Basic and diluted EPS	$(0.11)	$0.17

Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

Three Months Ended March 31	2017	2016
Assumed conversion of Series B Preferred Stock	29,930,385	—
Performance shares	460,169	372,093
Restricted stock shares	328,512	—
Dividends Declared
In May 2017, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable June 20, 2017, to shareholders of record as of May 30, 2017.

The Great Plains Energy Board also declared a regular quarterly dividend on Great Plains Energy's Series B Preferred Stock. The dividend will be payable June 15, 2017, to shareholders of record as of June 1, 2017.

In May 2017, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $75.0 million payable on June 19, 2017.
New Accounting Standards
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization. The new guidance is to be applied retrospectively for the presentation of service cost and other components in the income statement and prospectively for the capitalization of the service cost component. The Companies plan to adopt ASU No. 2017-07 on January 1, 2018, and are evaluating the effect it will have on their consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Companies adopted ASU No. 2016-09 on January 1, 2017. The cumulative effect from the adoption of ASU No. 2016-09 was insignificant to Great Plains Energy's consolidated financial statements and resulted in a reduction to retained earnings of $0.7 million for KCP&L. The Companies have elected to adopt the cash flow presentation of the excess tax benefits as an operating activity prospectively and no prior periods have been adjusted.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted and is required to be applied using a modified retrospective approach.  Great Plains Energy and KCP&L plan to adopt the new guidance January 1, 2019. The Companies expect that the new guidance will affect the balance sheet by increasing the assets and liabilities recorded related to operating leases and continue to evaluate the effect that ASU No. 2016-02 will have on their income statement, statement of cash flows and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies have completed a review of the majority of their revenue arrangements and do not expect the standard to have a material impact on their consolidated financial statements. However, the Companies are still evaluating the impacts on revenue recognition of their remaining revenue arrangements and contracts where collectability is uncertain. The Companies are in the process of determining their method of adoption, which depends in part on completing the evaluation of the remaining items noted above.
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
Financing
Great Plains Energy's plan to finance the cash portion of the merger consideration with equity and debt financing includes (i) $750 million of mandatory convertible preferred equity pursuant to a stock purchase agreement with OCM Credit Portfolio LP (OMERS), (ii) approximately $2.35 billion of equity comprised of a combination of Great Plains Energy common stock and additional mandatory convertible preferred stock, which, as discussed below, was completed in October 2016, and (iii) approximately $4.3 billion in debt, which, as discussed below, was completed in March 2017.

On May 29, 2016, in connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $8.017 billion (which has subsequently been reduced to $864.5 million as of March 31, 2017) to support the anticipated transaction and provide flexibility for the timing of long-term financing. See Note 9 for additional information.

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
In the event that the merger is terminated or if Great Plains Energy determines in its reasonable judgment that the anticipated acquisition of Westar will not close or if the anticipated acquisition of Westar has not closed by November 30, 2017, then Great Plains Energy could at its sole option (but is not required to) redeem all of the Series B Preferred Stock. The redemption price would be equal to either:
(a) $1,000 per share plus accumulated and unpaid dividends up to the redemption date; or
(b) if the average price of Great Plains Energy’s common stock exceeds a certain threshold amount, then a repurchase price that is equal to a make-whole formula.
On March 9, 2017, Great Plains Energy issued, at a discount, $4.3 billion of unsecured senior notes. See Note 10 for additional information.
In the event that the anticipated acquisition of Westar does not close by November 30, 2017, or in the event that the Merger Agreement is earlier terminated, then Great Plains Energy would be required to redeem all of the $4.3 billion unsecured senior notes it issued on March 9, 2017, in connection with the anticipated acquisition. Additionally, if at any time prior to November 30, 2017, Great Plains Energy determines in its reasonable judgment that the anticipated acquisition of Westar will not close prior to November 30, 2017, then Great Plains Energy could at its sole option (but is not required to) redeem the unsecured senior notes. The redemption price in each case would be 101% of the aggregate principle amount of the senior notes. In the event that Great Plains Energy would redeem the senior notes, any deferred debt issuance costs would be written off.
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board). In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. The anticipated acquisition remains subject to regulatory approvals from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC), and The Federal Energy Regulatory Commission (FERC); as well as other customary conditions.

KCC Approval
In June 2016, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated acquisition of Westar by Great Plains Energy. Under applicable Kansas regulations, KCC has 300 days following the filing to rule on the transaction. On April 19, 2017, KCC issued its order denying Great Plains Energy's, KCP&L's and Westar's joint application for approval of the anticipated acquisition of Westar by Great Plains Energy citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items. On May 4,

2017, Great Plains Energy, KCP&L and Westar filed with KCC a petition for reconsideration of KCC's April 19, 2017, order and to set the matter for further proceedings so that Great Plains Energy, KCP&L and Westar may work together to determine whether it is feasible to develop a revised acquisition proposal addressing KCC's concerns and, if so, file such revised acquisition proposal along with a supplemental application by May 31, 2017. Under applicable Kansas regulations, KCC has 30 days following the filing of the petition for reconsideration to either deny or grant the petition.
MPSC Approval
On February 22, 2017, the MPSC issued an order directing Great Plains Energy to file an application with the MPSC for approval of the anticipated acquisition of Westar. Great Plains Energy filed its application on February 23, 2017. An evidentiary hearing in the case was held in April 2017. Following the order by the KCC described above, the MPSC approved a request by Great Plains Energy and other joint applicants to suspend the acquisition procedural schedule. Great Plains Energy and the joint applicants agreed to file a status report on any developments related to the KCC proceeding for the proposed acquisition by no later than May 31, 2017.

Prior to receiving the MPSC order to file an application for approval of the anticipated acquisition of Westar, Great Plains Energy had reached separate stipulations and agreements with the MPSC staff and the Office of the Public Counsel (OPC) in which the MPSC staff and OPC agreed that they would not file complaints alleging that MPSC approval was necessary in order for Great Plains Energy to acquire Westar. The stipulations and agreements impose certain conditions on Great Plains Energy, KCP&L and GMO in the areas of financing, ratemaking, customer service, corporate social responsibility and also include other general provisions. The stipulation and agreement with the MPSC staff, among other things, provides that retail rates for KCP&L Missouri and GMO customers will not increase as a result of the acquisition and that in the event KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of the acquisition, KCP&L and GMO will be restricted from paying a dividend to Great Plains Energy unless approved by the MPSC or until their credit ratings are restored to investment grade. The stipulations and agreements must still be approved by the MPSC and are being considered as part of Great Plains Energy's application for approval of the anticipated acquisition of Westar.

FERC Approval
In July 2016, Great Plains Energy and Westar filed a joint application with FERC for approval of the anticipated acquisition of Westar by Great Plains Energy. Approval of the application requires action by the FERC commissioners because it is a contested application. The Federal Power Act requires a quorum of three or more commissioners to act on a contested application. Following the resignation of the FERC Chairman effective February 3, 2017, the FERC is comprised only of two commissioners and is therefore unable to act on the application. A new commissioner must be appointed by the President of the United States, with the advice and consent of the United States Senate, before FERC will be able to act on the application. If the FERC commissioners do not issue an order on the application by November 1, 2017, approval of the application may be deemed granted by operation of law. Great Plains Energy is unable to predict when FERC will regain a quorum or how the change in commissioners will impact the review of the application.

Other Approvals
In July 2016, Great Plains Energy and Westar filed applications with FERC and NRC for approval of the merger. In August 2016, the Securities and Exchange Commission (SEC) declared effective a registration statement including a joint proxy statement with Westar (the Proxy Statement Prospectus) used in connection with the Great Plains Energy and Westar special shareholder meetings that occurred in September 2016. In September 2016, shareholders of Great Plains Energy and Westar approved all proposals necessary for Great Plains Energy's acquisition of Westar at each company's respective shareholder meeting. In September 2016, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) under the Hart-Scott-Rodino (HSR) Act. In October 2016, the FTC granted Great Plains Energy's request for early termination of the waiting period under the HSR Act with respect to the anticipated acquisition, and the DOJ also notified Great Plains Energy that it has closed its investigation of the antitrust aspects of the anticipated acquisition. In January 2017, The Federal Communications Commission (FCC) consented to the Transfer of Control application filed by Great Plains Energy and Westar relating to the anticipated acquisition. In April 2017, the Nuclear Regulatory Commission (NRC) issued an order approving the indirect ownership transfer of control of Wolf Creek Generating Station (Wolf Creek).
Termination Fees
The Merger Agreement provides that in connection with the termination of the Merger Agreement under specified circumstances relating to a failure to obtain required regulatory approvals prior to May 31, 2017 (which date may be extended to November 30, 2017, under certain circumstances (the End Date)), a final and nonappealable order enjoining the consummation of the merger in connection with regulatory approvals or failure by Great Plains Energy to consummate the merger once all of the conditions have been satisfied, Great Plains Energy will be required to pay Westar a termination fee of $380 million. In addition, in the event that the Merger Agreement is terminated by (a) either party because the closing has not occurred by the End Date or (b) Westar, as a result of Great Plains Energy's uncured breach of the Merger Agreement, and prior to such termination, an acquisition proposal for Great Plains Energy is publicly disclosed or made to Great Plains Energy, if Great Plains Energy enters into an agreement or consummates a transaction with respect to an acquisition proposal within twelve months following such termination, then Great Plains Energy may be required to pay Westar a termination fee of $180 million. Similarly, in the event that the Merger Agreement is terminated by (x) either party because the closing has not occurred by the End Date or (y) Great Plains Energy, as a result of Westar's uncured breach of the Merger Agreement, and prior to such termination, an acquisition proposal for Westar is publicly disclosed or made to Westar, if Westar enters into an agreement or consummates a transaction with respect to an acquisition proposal within twelve months following such termination, then Westar may be required to pay Great Plains Energy a termination fee of $280 million.
3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$55.5	$39.7
Accounts receivable pledged as collateral	0.2	—
Fuel inventories	1.8	6.3
Materials and supplies	(4.2)	(2.1)
Accounts payable	(136.8)	(120.4)
Accrued taxes	36.3	38.0
Accrued interest	26.5	14.4
Deferred refueling outage costs	4.0	4.9
Pension and post-retirement benefit obligations	11.6	23.7
Allowance for equity funds used during construction	(1.0)	(0.9)
Fuel recovery mechanisms	(14.1)	(4.6)
Other	13.2	(15.3)
Total other operating activities	$(7.0)	$(16.3)
Cash paid during the period:
Interest	$34.2	$33.3
Income taxes	$—	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$22.6	$24.7

KCP&L Other Operating Activities
Three Months Ended March 31	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$36.2	$36.5
Fuel inventories	(0.5)	4.9
Materials and supplies	(3.1)	(2.0)
Accounts payable	(88.8)	(75.5)
Accrued taxes	35.5	102.2
Accrued interest	10.1	9.9
Deferred refueling outage costs	4.0	4.9
Pension and post-retirement benefit obligations	10.3	23.9
Allowance for equity funds used during construction	(1.0)	(0.6)
Fuel recovery mechanisms	(10.8)	(14.3)
Other	(13.0)	(14.1)
Total other operating activities	$(21.1)	$75.8
Cash paid during the period:
Interest	$22.5	$22.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$19.9	$16.5
4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31
	2017	2016
Great Plains Energy	(millions)
Customer accounts receivable - billed	$10.2	$26.2
Customer accounts receivable - unbilled	51.9	79.1
Allowance for doubtful accounts - customer accounts receivable	(4.4)	(4.0)
Other receivables	52.7	64.7
Total	$110.4	$166.0
KCP&L
Customer accounts receivable - billed	$9.0	$25.5
Customer accounts receivable - unbilled	47.7	63.7
Allowance for doubtful accounts - customer accounts receivable	(1.8)	(1.8)
Other receivables	44.1	51.7
Total	$99.0	$139.1
Great Plains Energy's and KCP&L's other receivables at March 31, 2017, and December 31, 2016, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2017, and December 31, 2016, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $172.2 million and $172.4 million, respectively. At March 31, 2017, and December 31, 2016, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2017 and allows for $110 million in aggregate outstanding principal amount of borrowings at any time.  GMO's agreement expires in September 2017 and allows for $65 million in aggregate outstanding principal of borrowings from mid-November through mid-June and then increases to $80 million from mid-June through mid-November.
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	March 31	December 31
	2017	2016
Decommissioning Trust	(millions)
Beginning balance January 1	$222.9	$200.7
Contributions	0.9	3.3
Earned income, net of fees	1.1	4.1
Net realized gains	0.2	0.3
Net unrealized gains	7.4	14.5
Ending balance	$232.5	$222.9

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	March 31, 2017				December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$93.9	$68.6	$(0.8)	$161.7	$93.3	$62.1	$(1.5)	$153.9
Debt securities	63.2	2.4	(0.4)	65.2	63.4	2.3	(0.5)	65.2
Other	5.6	—	—	5.6	3.8	—	—	3.8
Total	$162.7	$71.0	$(1.2)	$232.5	$160.5	$64.4	$(2.0)	$222.9
The weighted average maturity of debt securities held by the trust at March 31, 2017, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2017	2016
	(millions)
Realized gains	$0.3	$0.7
Realized losses	(0.1)	(0.7)
6. REGULATORY MATTERS
KCP&L Kansas 2016 Abbreviated Rate Case Proceedings
In November 2016, KCP&L filed an abbreviated application with the KCC to request a decrease to its retail revenues of $2.8 million, reflecting the true-up to actuals of construction and environmental upgrade costs at the La Cygne station and Wolf Creek capital addition costs and the removal of certain regulatory asset and liability amortizations. The previously approved return on equity and rate-making ratio for KCP&L will not be addressed in this case. In April 2017, KCP&L, KCC staff and the Citizens' Utility Ratepayer Board filed a joint motion to approve a unanimous settlement agreement with the KCC that (i) requested a decrease in retail revenues of $3.6 million; (ii) requested to cancel the May 2017 evidentiary hearing; and (iii) requested an order by June 7, 2017, which would facilitate a June 28, 2017, effective date for the decrease to retail revenues.

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
In May 2017, the MPSC issued an order for KCP&L authorizing a return on equity of 9.5% and a rate-making equity ratio of approximately 49.2%. Pursuant to the order, KCP&L will file tariff sheets sufficient to recover revenues approved in compliance with the order no later than May 9, 2017. KCP&L anticipates the increase to retail revenues will be approximately $30 million to $35 million. The MPSC staff has until May 15, 2017, to file its recommendation concerning approval of KCP&L's tariff sheets. New rates are expected to be effective by May 28, 2017.
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

	Pension Benefits		Other Benefits
Three Months Ended March 31	2017	2016	2017	2016
Components of net periodic benefit costs	(millions)
Service cost	$11.0	$10.5	$0.5	$0.7
Interest cost	13.4	13.2	1.3	1.5
Expected return on plan assets	(12.8)	(12.3)	(0.6)	(0.8)
Prior service cost	0.2	0.2	—	0.3
Recognized net actuarial (gain)/loss	12.4	13.0	(0.1)	(0.4)
Net periodic benefit costs before regulatory adjustment	24.2	24.6	1.1	1.3
Regulatory adjustment	0.8	(1.0)	1.3	1.5
Net periodic benefit costs	$25.0	$23.6	$2.4	$2.8
For the three months ended March 31, 2017, Great Plains Energy contributed $16.0 million to the pension plans and expects to contribute an additional $63.6 million in 2017 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2017, Great Plains Energy expects to make contributions of $4.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2017	2016
Great Plains Energy	(millions)
Equity compensation expense	$1.2	$3.7
Income tax benefit	0.6	1.5
KCP&L
Equity compensation expense	$0.8	$2.5
Income tax benefit	0.4	1.0

Performance Shares
Performance share activity for the three months ended March 31, 2017, is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2017	625,100	$28.13
Granted	236,433	31.26
Earned	(182,676)	28.78
Forfeited	(32,264)	27.74
Ending balance March 31, 2017	646,593	29.09
* weighted-average
At March 31, 2017, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted was $31.26 and $31.41 for the three months ended March 31, 2017, and 2016, respectively. At March 31, 2017, there was $11.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $5.3 million and $7.4 million for the three months ended March 31, 2017, and 2016, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2017, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.80% and 1.58%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2017, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2017	249,672	$27.20
Granted and issued	78,840	28.60
Vested	(84,473)	27.05
Forfeited	(7,320)	27.58
Ending balance March 31, 2017	236,719	27.71
* weighted-average
At March 31, 2017, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted was $28.60 and $29.42 for the three months ended March 31, 2017, and 2016, respectively.  At March 31, 2017, there was $3.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $2.3 million and $1.6 million for the three months ended March 31, 2017, and 2016, respectively.
9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by

Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At March 31, 2017, Great Plains Energy was in compliance with this covenant.  In June 2016, the facility was amended, among other things, to increase the maximum consolidated indebtedness to consolidated capitalization ratio of 0.65 to 1.00 to a level such that, if Great Plains Energy would not be in compliance with the covenant as of the date of the closing of the anticipated acquisition of Westar, the ratio would increase up to a maximum of 0.75 to 1.00 for one year. At March 31, 2017, and December 31, 2016, Great Plains Energy had no outstanding cash borrowings and had issued $1.0 million in letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2017, KCP&L was in compliance with this covenant.  At March 31, 2017, KCP&L had $195.3 million of commercial paper outstanding at a weighted-average interest rate of 1.20%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, KCP&L had $132.9 million of commercial paper outstanding at a weighted-average interest rate of 0.98%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2017, GMO was in compliance with this covenant.  At March 31, 2017, GMO had $259.4 million of commercial paper outstanding at a weighted-average interest rate of 1.21%, had issued letters of credit totaling $2.0 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, GMO had $201.9 million of commercial paper outstanding at a weighted-average interest rate of 1.02%, had issued letters of credit totaling $1.9 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $864.5 Million Term Loan Facility
In connection with the Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility, originally for an aggregate principal amount of $8.017 billion to support the anticipated transaction and provide flexibility for the timing of long-term financing. The aggregate principal amount of the facility has been reduced most recently in connection with the March 2017 Great Plains Energy senior note issuance and as of March 31, 2017, the available aggregate principal amount of the facility was $864.5 million. The facility is scheduled to expire on May 31, 2017, unless otherwise extended in connection with any extension of the Merger Agreement.

10. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2017	2016
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2023	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	250.0	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
EIRR Bonds
0.773% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(631.0)	(281.0)
Unamortized discount and debt issuance costs		(14.9)	(15.4)
Total KCP&L excluding current maturities(d)		1,934.5	2,284.0
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2018-2021	4.6	5.7
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
2.50% Series	2020	750.0	—
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
3.15% Series	2022	1,150.0	—
3.90% Series	2027	1,400.0	—
4.85% Series	2047	1,000.0	—
Current maturities		(101.1)	(101.1)
Unamortized discount and premium, net and debt issuance costs		(40.5)	(1.8)
Total Great Plains Energy excluding current maturities(d)		$7,275.9	$3,365.2

(a)	Weighted-average interest rates at March 31, 2017

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At March 31, 2017, and December 31, 2016, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

Great Plains Energy Senior Notes
In March 2017, Great Plains Energy issued, at a discount, the following series of unsecured senior notes:

•	$750.0 million of 2.50% Notes, maturing in 2020;

•	$1,150.0 million of 3.15% Notes, maturing in 2022;

•	$1,400.0 million of 3.90% Notes, maturing in 2027; and

•	$1,000.0 million of 4.85% Notes, maturing in 2047.
Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar. In the event that the anticipated acquisition of Westar does not close by November 30, 2017, or in the event that the Merger Agreement is earlier terminated, then Great Plains Energy would be required to redeem all of the $4.3 billion unsecured senior notes. Additionally, if at any time prior to November 30, 2017, Great Plains Energy determines in its reasonable judgment that the anticipated acquisition of Westar will not close prior to November 30, 2017, then Great Plains Energy could at its sole option (but is not required to) redeem the unsecured senior notes. The redemption price in each case would be 101% of the aggregate principle amount of the senior notes.
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

Great Plains Energy's and KCP&L's current estimates of capital expenditures (exclusive of Allowance for Funds Used During Construction (AFUDC) and property taxes) over the next four years to comply with environmental regulations are in the following table. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from these cost estimates provided.

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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 19 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, the Paris Agreement was adopted in December 2015 by nearly 200 countries and became effective in November 2016 as the threshold of at least 55 countries representing at least 55% of global greenhouse gas emissions have joined it through ratification. The Paris Agreement does not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. Other international agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
In August 2015, the EPA finalized CO2 emission standards for new, modified and reconstructed affected fossil-fuel-fired electric utility generating units.  The standards would not apply to Great Plains Energy's and KCP&L's existing units unless the units were modified or reconstructed in the future. Also in August 2015, the EPA finalized its Clean Power Plan which sets CO2 emission performance rates for existing affected fossil fuel-fired electric generating units. Nationwide, by 2030, the EPA projects the Clean Power Plan would achieve CO2 emission reductions from the power sector of approximately 32% from CO2 emission levels in 2005.
In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the United States Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. In March 2017, United States President Donald Trump issued an Executive Order, Promoting Energy Independence and Economic Growth, that contains a number of climate-related actions. As to the Clean Power Plan and related rules, the order instructs the EPA to review the final rules addressing greenhouse gas emissions from existing, new and modified power plants and suspend, revise or rescind the rules if appropriate. The order directs the EPA Administrator to notify the Attorney General of actions pursuant to this order so that the Attorney General may request courts that are judicially reviewing the above rules and associated litigation to stay or otherwise delay further the litigation while EPA reviews them. Compliance with the Clean Power Plan has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of the EPA's review and pending litigation is known.
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
KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Future water permit renewals at GMO's Sibley and Lake Road Stations could also be impacted by the allowable amount of heat that can be contained in the returned water.  Great Plains Energy and KCP&L cannot predict the outcome of these matters; however, while less significant outcomes are possible, these matters may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a significant impact on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
In September 2015, the EPA finalized a revision of the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The final rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2018 and 2023. The final rule establishes new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, and combustion residual leachate from landfills and surface impoundments. In April 2017, the EPA announced its decision to review and reconsider the new requirements and issued an administrative stay to delay the compliance deadlines. Estimated capital costs to comply with the final rule are included in the estimated capital expenditures table above.
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
At March 31, 2017, and December 31, 2016, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2017, and December 31, 2016, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
12. LEGAL PROCEEDINGS
GMO Western Energy Crisis
In response to complaints of excessive prices in the California energy markets, FERC issued an order in July 2001 requiring net sellers of power in the California markets from October 2, 2000, through June 20, 2001, at prices above a FERC-determined competitive market clearing price, to make refunds to net purchasers of power in the California market during that time period.  MPS Merchant was a net purchaser of power during the refund period.

In November 2014, FERC issued an order finding that MPS Merchant engaged in tariff violations during the periods prior to October 2, 2000 (the Summer Period) and ordered refunds in the form of disgorgement of certain revenues. In November 2015 and February 2016, FERC issued additional orders regarding the refunds MPS Merchant owed.
In October 2016, MPS Merchant reached a settlement agreement, which was subsequently revised in February 2017, with certain California utilities and governmental agencies that would settle all issues in the case in exchange for $7.5 million of cash consideration as well as MPS Merchant's interest in additional funds it was entitled to during the refund period discussed above. In accordance with the terms of the settlement agreement, the $7.5 million of cash consideration will accrue interest at the FERC interest rate beginning on January 1, 2017, until the date paid. The settlement agreement is subject to approval by FERC. At March 31, 2017, and December 31, 2016, Great Plains Energy had accrued for the cash consideration and any applicable interest pursuant to the settlement agreement.
13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $47.9 million and $47.2 million, respectively, for the three months ended March 31, 2017 and 2016.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At March 31, 2017, and December 31, 2016, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	March 31	December 31
	2017	2016
	(millions)
Net receivable from GMO	$47.3	$64.6
Net receivable from Great Plains Energy	21.8	2.6
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
In March 2017, in connection with Great Plains Energy's $4.3 billion senior note issuance, the settlement value of the interest rate swaps to Great Plains Energy of $140.6 million was fixed. Cash settlement of the $140.6 million is contingent on the consummation of the anticipated acquisition of Westar. The fair value of the interest rate swaps recorded on Great Plains Energy's balance sheets reflects a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of the interest rate swaps. The contingency factor at March 31, 2017, and December 31, 2016, was 0.35. At March 31, 2017, and December 31, 2016, the fair value of the interest rate swaps was $91.4 million and $79.3 million, respectively, and was recorded on Great Plains Energy's balance sheet in interest rate derivative instruments.  For the three months ended March 31, 2017, Great Plains Energy recognized a $12.1 million gain in interest charges for the change in fair value.
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At March 31,

2017, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $8.1 billion and $8.3 billion, respectively. At December 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.0 billion, respectively. At March 31, 2017, and December 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.7 billion, respectively.
At March 31, 2017, and December 31, 2016, GMO's Supplemental Executive Retirement Plan (SERP) rabbi trusts included $15.4 million and $16.0 million, respectively, of fixed income funds valued at net asset value per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.
The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31 2017	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$161.7	$161.7	$—	$—
Debt securities
U.S. Treasury	28.2	28.2	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	31.1	—	31.1	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	5.6	5.6	—	—
Total nuclear decommissioning trust	232.5	195.5	37.0	—
Self-insured health plan trust (b)
Equity securities	0.7	0.7	—	—
Debt securities	2.6	—	2.6	—
Cash and cash equivalents	8.0	8.0	—	—
Total self-insured health plan trust	11.3	8.7	2.6	—
Total	$243.8	$204.2	$39.6	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	91.4	—	—	91.4
Total	$91.4	$—	$—	$91.4
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$232.5	$195.5	$37.0	$—
Self-insured health plan trust (b)	11.3	8.7	2.6	—
Interest rate derivative instruments (c)	91.4	—	—	91.4
Total	$335.2	$204.2	$39.6	$91.4

Description	December 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$153.9	$153.9	$—	$—
Debt securities
U.S. Treasury	27.8	27.8	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	32.4	—	32.4	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.8	3.8	—	—
Total nuclear decommissioning trust	222.9	185.5	37.4	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	0.1	4.7	—
Cash and cash equivalents	5.6	5.6	—	—
Total self-insured health plan trust	11.3	6.6	4.7	—
Total	$234.2	$192.1	$42.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	79.3	—	—	79.3
Total	$79.3	$—	$—	$79.3
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$222.9	$185.5	$37.4	$—
Self-insured health plan trust (b)	11.3	6.6	4.7	—
Interest rate derivative instruments (c)	79.3	—	—	79.3
Total	$313.5	$192.1	$42.1	$79.3

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
At March 31, 2017, the fair value of interest rate derivative instruments is based on the settlement value of $140.6 million discounted by a contingency factor of 0.35 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of these instruments. At December 31, 2016, the fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and LIBOR swap rates discounted by a contingency factor of 0.35. A decrease in the contingency factor would result in a higher fair value measurement. Management expects that the contingency factor will decrease as the Company obtains certain regulatory approvals connected with the anticipated acquisition of Westar but could also increase in response to facts and circumstances that in the view of a market participant, would increase the likelihood that the anticipated acquisition of Westar is not consummated. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.

The following table reconciles the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Instruments
2017
(millions)
Net asset at January 1	$79.3
Total unrealized gains:
included in interest charges	12.1
Net asset at March 31	$91.4
Total unrealized gains relating to assets still on the consolidated balance sheet at March 31:
included in interest charges	$12.1
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Three Months Ended March 31, 2017
Beginning balance January 1	$(4.5)	$(2.1)	$(6.6)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income	1.4	0.1	1.5
Ending balance March 31	$(3.1)	$(2.0)	$(5.1)
Three Months Ended March 31, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income	1.4	0.1	1.5
Ending balance March 31	$(8.7)	$(1.8)	$(10.5)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Three Months Ended March 31, 2017
Beginning balance January 1	$(4.2)
Amounts reclassified from accumulated other comprehensive loss	1.3
Net current period other comprehensive income	1.3
Ending balance March 31	$(2.9)
Three Months Ended March 31, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	1.4
Net current period other comprehensive income	1.4
Ending balance March 31	$(8.2)
(a) Net of tax
The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.3)	Interest charges
	(2.3)	(2.3)	Income (loss) before income tax (expense) benefit and income from equity investments
	0.9	0.9	Income tax (expense) benefit
	$(1.4)	$(1.4)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income (loss) before income tax (expense) benefit and income from equity investments
	0.1	0.1	Income tax (expense) benefit
	$(0.1)	$(0.1)	Net income (loss)

Total reclassifications, net of tax	$(1.5)	$(1.5)	Net income (loss)

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.3)	Interest charges
	(2.2)	(2.3)	Income before income tax expense
	0.9	0.9	Income tax benefit
Total reclassifications, net of tax	$(1.3)	$(1.4)	Net income

16. TAXES
Components of income tax expense (benefit) are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2017	2016
Current income taxes	(millions)
Federal	$—	$(0.1)
State	0.2	0.2
Total	0.2	0.1
Deferred income taxes
Federal	(4.5)	9.7
State	(1.1)	2.3
Total	(5.6)	12.0
Investment tax credit amortization	(0.4)	(0.4)
Income tax expense (benefit)	$(5.8)	$11.7

KCP&L
Three Months Ended March 31	2017	2016
Current income taxes	(millions)
Federal	$(0.1)	$0.4
State	—	0.1
Total	(0.1)	0.5
Deferred income taxes
Federal	7.8	8.4
State	1.4	2.0
Total	9.2	10.4
Investment tax credit amortization	(0.3)	(0.2)
Income tax expense	$8.8	$10.7

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2017	2016
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	—	0.5
Amortization of investment tax credits	(0.4)	(0.9)
Federal income tax credits	(1.5)	(8.0)
State income taxes	4.2	4.2
Transaction costs	3.1	—
Other	(2.5)	—
Effective income tax rate	37.9%	30.8%

KCP&L
Three Months Ended March 31	2017	2016
Federal statutory income tax rate	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.1)	0.4
Amortization of investment tax credits	(0.3)	(0.7)
Federal income tax credits	(1.8)	(7.8)
State income taxes	4.0	3.9
Other	1.5	(0.5)
Effective income tax rate	38.3%	30.3%
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

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$570.7	$—	$—	$570.7
Depreciation and amortization	(90.3)	—	—	(90.3)
Interest (charges) income	(50.1)	(24.5)	8.0	(66.6)
Income tax (expense) benefit	(10.1)	15.9	—	5.8
Net income (loss)	16.1	(25.7)	—	(9.6)

Three Months Ended March 31, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$572.1	$—	$—	$572.1
Depreciation and amortization	(85.2)	—	—	(85.2)
Interest (charges) income	(49.1)	(10.1)	8.0	(51.2)
Income tax (expense) benefit	(13.1)	1.4	—	(11.7)
Net income (loss)	29.0	(2.6)	—	26.4

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2017	(millions)
Assets	$11,465.6	$6,729.5	$(397.6)	$17,797.5
Capital expenditures (a)	116.6	—	—	116.6
December 31, 2016
Assets	$11,444.2	$2,461.3	$(335.5)	$13,570.0
Capital expenditures (a)	609.4	—	—	609.4
(a) Capital expenditures reflect year to date amounts for the periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents to be used to fund the cash consideration for the anticipated acquisition of Westar.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 860,100 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
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

On October 3, 2016, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock for total net proceeds of $836.2 million. On March 9, 2017, Great Plains Energy issued, at a discount, $4.3 billion of unsecured senior notes. The proceeds from these offerings will be used to fund the majority of the cash consideration for the anticipated acquisition.
Great Plains Energy's anticipated acquisition of Westar was unanimously approved by the Great Plains Energy Board and the Westar Board, has received the required approvals of each of Great Plains Energy's and Westar's shareholders and FCC and the NRC, and has received early termination of the waiting period under the HSR Act with respect to antitrust review. The anticipated acquisition remains subject to regulatory approvals from KCC, the MPSC, and FERC; as well as other customary conditions. In April 2017, KCC issued an order denying Great Plains Energy's, KCP&L's and Westar's joint application for approval of the anticipated acquisition of Westar, citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items. On May 4, 2017, Great Plains Energy, KCP&L and Westar filed with KCC a petition for reconsideration of the KCC's order and to set the matter for further proceedings so that Great Plains Energy, KCP&L and Westar may work together to determine whether it is feasible to develop a revised acquisition proposal addressing KCC’s concerns.
See Note 2 to the consolidated financial statements for more information regarding the acquisition.

Earnings Overview
Great Plains Energy had a loss available for common shareholders of $24.7 million or $0.11 per share for the three months ended March 31, 2017, compared to earnings of $26.0 million or $0.17 per share for the same period in 2016 driven primarily by costs to achieve the anticipated acquisition of Westar; an increase in depreciation and amortization expense; an increase in interest expense; and increased preferred stock dividend requirements; partially offset by an increase in weather-normalized retail demand; and lower income tax expense.

In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted earnings per share by $0.04 for the three months ended March 31, 2017.
For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended March 31, 2017, were $19.9 million and $0.13, respectively. For the three months ended March 31, 2016 , adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were the same as GAAP earnings and GAAP earnings per share at $26.0 million and $0.17. In addition to earnings (loss) available for common shareholders and diluted earnings (loss) per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated acquisition of Westar. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) excludes certain costs, expenses, gains, losses and the per share dilutive effect of equity issuances resulting from the anticipated acquisition. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between loss available for common shareholders and diluted loss per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

Three Months Ended March 31, 2017
Reconciliation of GAAP to Non-GAAP		Earnings (loss) per diluted share
	(millions, except per share amounts)
Loss available for common shareholders	$(24.7)	$(0.11)
Costs to achieve the anticipated acquisition of Westar:
Operating expense, pre-tax (a)	39.4	0.25
Financing, pre-tax (b)	26.6	0.17
Mark-to-market impacts of interest rate swaps, pre-tax (c)	(12.1)	(0.08)
Interest income, pre-tax (d)	(4.6)	(0.03)
Income tax benefit (e)	(19.8)	(0.13)
Preferred stock (f)	15.1	0.10
Dilutive impact of October 2016 share issuance (g)	N/A	(0.04)
Adjusted earnings (non-GAAP)	$19.9	$0.13
Average Shares Outstanding
Shares used in calculating diluted loss per common share	215.3
Adjustment for October 2016 share issuance (g)	(60.5)
Shares used in calculating adjusted earnings per share (non-GAAP)	154.8
(a) Reflects legal, advisory and consulting fees, certain severance expenses and a fair value adjustment of the forward contract to issue Series A Preferred Stock.
(b) Reflects fees and interest incurred to finance the anticipated acquisition of Westar, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017.
(c) Reflects the mark-to-market gain on interest rate swaps entered into in connection with financing the anticipated acquisition of Westar.
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of senior notes to fund the majority of the cash consideration for the anticipated acquisition of Westar.
(e) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(f) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016.
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

RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2017	2016
	(millions)
Operating revenues	$570.7	$572.1
Fuel and purchased power	(126.5)	(135.6)
Transmission	(23.1)	(23.5)
Other operating expenses	(244.0)	(237.9)
Costs to achieve the anticipated acquisition of Westar	(39.4)	—
Depreciation and amortization	(90.3)	(85.2)
Operating income	47.4	89.9
Non-operating income and expenses	2.9	(1.3)
Interest charges	(66.6)	(51.2)
Income tax (expense) benefit	5.8	(11.7)
Income from equity investments	0.9	0.7
Net income (loss)	(9.6)	26.4
Preferred dividends	(15.1)	(0.4)
Earnings (loss) available for common shareholders	$(24.7)	$26.0
Reconciliation of gross margin to operating revenue:
Operating revenues	$570.7	$572.1
Fuel and purchased power	(126.5)	(135.6)
Transmission	(23.1)	(23.5)
Gross margin (a)	$421.1	$413.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Great Plains Energy had a loss available for common shareholders of $24.7 million or $0.11 per share for the three months ended March 31, 2017, compared to earnings of $26.0 million or $0.17 per share for the same period in 2016.

Electric Utility Segment
Electric utility's net income decreased $12.9 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to:

•	a $6.4 million increase in other operating expenses driven by an increase in program costs for energy efficiency programs under MEEIA;

•	$11.7 million of costs to achieve the anticipated acquisition of Westar;

•	a $5.1 million increase in depreciation and amortization expense driven by capital additions;

•
an $8.1 million increase in gross margin primarily driven by weather-normalized retail demand and an increase in recovery of program costs for energy efficiency programs under MEEIA, partially offset by milder weather; and

•	a $3.0 million decrease in income tax expense primarily due to a decrease in pre-tax income partially offset by lower tax credits.

Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $37.8 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to:

•	$27.7 million of operating expenses for costs to achieve the anticipated acquisition of Westar;

•
$26.6 million of interest charges incurred to finance the anticipated acquisition of Westar, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017;

•
a $12.1 million mark-to-market gain on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017 to finance a portion of the cash consideration for the anticipated acquisition of Westar;

•
$4.6 million of interest income earned on the proceeds from Great Plains Energy's October 2016 common stock and depositary share offerings and March 2017 issuance of senior notes to finance the cash consideration for the anticipated acquisition of Westar;

•	$15.1 million of income tax benefit related to these items; and

•	$15.1 million of reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016.
Gross Margin
Gross margin is a financial measure that is not calculated in accordance with GAAP.  Gross margin, as used by Great Plains Energy and KCP&L, is defined as operating revenues less fuel and purchased power and transmission. Expenses for fuel and purchased power and certain transmission costs, offset by wholesale sales margin, are subject to recovery through cost adjustment mechanisms.  As a result, operating revenues increase or decrease in relation to a significant portion of these expenses.  Management believes that gross margin provides a meaningful basis for evaluating electric utility's operations across periods because gross margin excludes the revenue effect of fluctuations in these expenses.  Gross margin is used internally to measure performance against budget and in reports for management and the Great Plains Energy Board.  The Companies' definition of gross margin may differ from similar terms used by other companies.

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

Three Months Ended March 31	2017	2016
	(millions)
Operating revenues	$570.7	$572.1
Fuel and purchased power	(126.5)	(135.6)
Transmission	(23.1)	(23.5)
Other operating expenses	(242.7)	(236.3)
Costs to achieve the anticipated acquisition of Westar	(11.7)	—
Depreciation and amortization	(90.3)	(85.2)
Operating income	76.4	91.5
Non-operating income and expenses	(0.1)	(0.3)
Interest charges	(50.1)	(49.1)
Income tax expense	(10.1)	(13.1)
Net income	$16.1	$29.0
Reconciliation of gross margin to operating revenue
Operating revenues	$570.7	$572.1
Fuel and purchased power	(126.5)	(135.6)
Transmission	(23.1)	(23.5)
Gross margin (a)	$421.1	$413.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following table summarizes electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2017	2016	Change (c)	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$218.3	$226.2	(4)	2,028	2,076	(2)
Commercial	231.7	231.5	—	2,541	2,553	(1)
Industrial	49.9	50.7	(2)	739	765	(3)
Other retail revenues	4.6	5.3	(12)	27	29	(8)
Provision for rate refund	3.8	(6.6)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	15.5	12.8	21	N/A	N/A	N/A
Total retail	523.8	519.9	1	5,335	5,423	(2)
Wholesale revenues	30.2	36.8	(18)	1,948	2,356	(17)
Other revenues	16.7	15.4	8	N/A	N/A	N/A
Operating revenues	570.7	572.1	—	7,283	7,779	(6)
Fuel and purchased power	(126.5)	(135.6)	(7)
Transmission	(23.1)	(23.5)	(2)
Gross margin (b)	$421.1	$413.0	2
(a) Consists of recovery of program costs of $13.8 million and $8.0 million for the three months ended March 31, 2017, and 2016, respectively, that have a direct offset in utility operating and maintenance expenses, recovery of throughput disincentive of $1.5 million and $4.8 million for the three months ended March 31, 2017, and 2016, respectively, and a performance incentive of $0.2 million for the three months ended March 31, 2017.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

Electric utility's gross margin increased $8.1 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily driven by:

•	an estimated $5 million increase due to weather-normalized retail demand;

•	a $5.8 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $3 million decrease due to milder weather with a 7% decrease in heating degree days in the first quarter of 2017.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $6.4 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to a $5.8 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Electric Utility Costs to Achieve the Anticipated Acquisition of Westar
Electric utility's costs to achieve the anticipated acquisition of Westar of $11.7 million for the three months ended March 31, 2017, reflects consulting fees, certain severance expenses and other transition costs related to the anticipated acquisition of Westar.

Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $5.1 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to capital additions.
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $3.0 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to decreased pre-tax income partially offset by lower tax credits.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2017 compared to December 31, 2016)

•
Great Plains Energy's cash and cash equivalents increased $5.3 billion due to the proceeds from Great Plains Energy's March 2017 issuance of $4.3 billion senior notes and the maturity of a $1.0 billion time deposit.

•	Great Plains Energy's time deposit decreased $1.0 billion due to its maturity.

•	Great Plains Energy's receivables, net decreased $55.6 million primarily due to seasonal decreases in customer accounts receivable.

•
Great Plains Energy's interest rate derivative instruments increased $12.1 million due to a mark-to-market gain on interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017 to finance a portion of the cash consideration for the anticipated acquisition of Westar.

•
Great Plains Energy's commercial paper increased $119.9 million due to an increase in commercial paper of $57.5 million at GMO and $62.4 million at KCP&L due to borrowings for general corporate purposes.

•	Great Plains Energy's current maturities of long-term debt increased $350.0 million due to the reclassification of KCP&L's $350.0 million of 6.375% Senior Notes from long-term to current.

•	Great Plains Energy's accounts payable decreased $146.0 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $36.3 million primarily due to the timing of property tax payments.

•
Great Plains Energy's accrued interest increased $26.5 million primarily due to additional interest incurred from Great Plains Energy's issuance of $4.3 billion senior notes in March 2017 along with the timing of interest payments.

•
Great Plains Energy's long-term debt increased $3.9 billion due to the March 2017 issuance, at a discount, of Great Plains Energy's $4.3 billion senior notes partially offset by the reclassification of KCP&L's $350.0 million of 6.375% Senior Notes from long-term to current.

CAPITAL REQUIREMENTS AND LIQUIDITY
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries and cash and cash equivalents to be used to fund the majority of the cash consideration for the anticipated acquisition of Westar.  Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements, including the anticipated acquisition of Westar, are discussed below.
Great Plains Energy's liquid resources at March 31, 2017, consisted of $6.6 billion of cash and cash equivalents on hand and $792.4 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $199.0 million from Great Plains Energy's revolving credit facility, $402.0 million from KCP&L's credit facilities and $191.4 million from GMO's credit facilities.  See Notes 4 and 9 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances. However, the $6.6 billion of cash and cash equivalents on hand at March 31, 2017, is primarily the result of Great Plains Energy's equity issuances in October 2016 and debt issuance in March 2017, the proceeds of which are to be used to fund the majority of the cash consideration for the anticipated acquisition of Westar.
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
For a description of Great Plains Energy's financing activities with respect to the anticipated acquisition of Westar and potential cash requirements in the event the merger is not consummated, see Note 2 to the consolidated financial statements.
Great Plains Energy also has a 364-day $864.5 million senior unsecured bridge term loan facility to support the anticipated acquisition of Westar. See Note 9 to the consolidated financial statements for additional information.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $39.7 million decrease in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2017, compared to the same period in 2016 was primarily driven by costs to achieve the anticipated acquisition of Westar. Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.

Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's cash flows from investing activities increased $1.0 billion for the three months ended March 31, 2017, compared to the same period in 2016 due to $1.0 billion for proceeds from the maturity of a time deposit. Great Plains Energy had purchased the $1.0 billion time deposit in 2016 with a portion of the proceeds from its October 2016 common stock and depositary share offerings.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities increased $4.3 billion for the three months ended March 31, 2017, compared to the same period in 2016 due to the proceeds from Great Plains Energy's March 2017 issuance of $4.3 billion senior notes.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In May 2017, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt through December 31, 2017.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At March 31, 2017, there was $804.7 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At March 31, 2017, there was $490.6 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2017, there were no outstanding payables under the money pool.
Significant Financing Activities
In March 2017, Great Plains Energy issued, at a discount, the following series of unsecured senior notes:

•	$750.0 million of 2.50% Notes, maturing in 2020;

•	$1,150.0 million of 3.15% Notes, maturing in 2022;

•	$1,400.0 million of 3.90% Notes, maturing in 2027; and

•	$1,000.0 million of 4.85% Notes, maturing in 2047.
Great Plains Energy plans to use proceeds from the offering to finance a portion of the cash consideration for the anticipated acquisition of Westar. In the event that the anticipated acquisition of Westar does not close by November 30, 2017, or in the event that the Merger Agreement is earlier terminated, then Great Plains Energy would be required to redeem all of the $4.3 billion unsecured senior notes. Additionally, if at any time prior to November 30, 2017, Great Plains Energy determines in its reasonable judgment that the anticipated acquisition of Westar will not close prior to November 30, 2017, then Great Plains Energy could at its sole option (but is not required to) redeem the unsecured senior notes. The redemption price in each case would be 101% of the aggregate principle amount of the senior notes.
Debt Agreements
See Note 9 to the consolidated financial statements for information regarding revolving credit facilities and term loan facility related to the anticipated acquisition of Westar.

Pensions
The Company incurs significant costs in providing defined benefit plans for substantially all active and inactive employees of KCP&L and GMO and its 47% ownership share of WCNOC's defined benefit plans. Funding of the plans follows legal and regulatory requirements with funding equaling or exceeding the minimum requirements of ERISA.
For the three months ended March 31, 2017, the Company contributed $16.0 million to the pension plans and expects to contribute an additional $63.6 million in 2017 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $4.1 million under the provisions of these plans in 2017, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2017	2016
	(millions)
Operating revenues	$395.9	$400.9
Fuel and purchased power	(78.9)	(86.3)
Transmission	(14.3)	(15.4)
Other operating expenses	(171.3)	(167.5)
Costs to achieve the anticipated acquisition of Westar	(7.9)	—
Depreciation and amortization	(65.3)	(61.1)
Operating income	58.2	70.6
Non-operating income and expenses	0.4	—
Interest charges	(35.6)	(35.3)
Income tax expense	(8.8)	(10.7)
Net income	$14.2	$24.6
Reconciliation of gross margin to operating revenue:
Operating revenues	$395.9	$400.9
Fuel and purchased power	(78.9)	(86.3)
Transmission	(14.3)	(15.4)
Gross margin (a)	$302.7	$299.2

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2017	2016	Change	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$139.8	$141.8	(1)	1,190	1,209	(2)
Commercial	175.4	174.0	1	1,784	1,784	—
Industrial	31.9	32.3	(1)	422	446	(6)
Other retail revenues	2.7	3.3	(18)	19	22	(11)
Provision for rate refund	0.1	0.1	4	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	8.6	7.9	9	N/A	N/A	N/A
Total retail	358.5	359.4	—	3,415	3,461	(1)
Wholesale revenues	29.9	34.7	(14)	1,884	2,253	(16)
Other revenues	7.5	6.8	11	N/A	N/A	N/A
Operating revenues	395.9	400.9	(1)	5,299	5,714	(7)
Fuel and purchased power	(78.9)	(86.3)	(9)
Transmission	(14.3)	(15.4)	(7)
Gross margin (b)	$302.7	$299.2	1

(a)
Consists of recovery of program costs of $7.8 million and $4.6 million for the three months ended March 31, 2017, and 2016, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $0.8 million and $3.3 million for the three months ended March 31, 2017, and 2016, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L's gross margin increased $3.5 million for the three months ending March 31, 2017, compared to the same period in 2016 primarily driven by:

•	an estimated $5 million increase due to weather-normalized retail demand;

•	a $3.2 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $3 million decrease due to milder weather with a 7% decrease in heating degree days in the first quarter of 2017.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $3.8 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily driven by a $3.2 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
KCP&L Costs to Achieve the Anticipated Acquisition of Westar
KCP&L's costs to achieve the anticipated acquisition of Westar of $7.9 million for the three months ended March 31, 2017, reflects consulting fees, certain severance expenses and other transition costs related to the anticipated acquisition of Westar.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $4.2 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $1.9 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to decreased pre-tax income partially offset by lower tax credits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, compliance, operational and credit risks and are discussed elsewhere in this document as well as in the 2016 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2016 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 11 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2016 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regard to those risk factors except for the risk factor below. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies' business and financial results.
On March 29, 2017, Westinghouse Electric Company, LLC (Westinghouse) filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Wolf Creek contracts with Westinghouse for nuclear fuel fabrications and reactor services. Westinghouse has stated that it intends to continue normal business operations. However, if Westinghouse did not perform under its contracts with Wolf Creek it could result in an extended outage at Wolf Creek. An extended outage of Wolf Creek could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
GREAT PLAINS ENERGY INCORPORATED
Great Plains Energy's annual meeting of shareholders was held on May 2, 2017.  In accordance with the recommendations of the Board, the shareholders (i) elected nine directors, (ii) approved an advisory resolution approving the 2016 executive compensation of the named executive officers, as disclosed in Great Plains Energy's 2017 proxy statement, (iii) approved an advisory resolution for a one year frequency of the advisory vote on executive compensation, (iv) ratified the appointment of Deloitte & Touche LLP as independent registered public accountants for 2017, (v) voted against a shareholder proposal regarding a renewable energy report and (vi) voted against a shareholder proposal regarding a political spending report.  The proposals voted upon at the annual meeting, as well as the voting results for each proposal are set forth below.
Proposal 1: Election of the Company's Nine Nominees as Directors
The nine persons named below were elected, as proposed in the proxy statement, to serve as directors until Great Plains Energy's annual meeting in 2018, and until their successors are elected and qualified.  The voting regarding the election was as follows:

Nominee	Votes For	Votes Withheld	Broker Non-Vote
Terry Bassham	164,660,764	2,896,994	26,385,501
David L. Bodde	164,368,244	3,189,514	26,385,501
Randall C. Ferguson, Jr.	164,712,422	2,845,336	26,385,501
Gary D. Forsee	165,037,152	2,520,606	26,385,501
Scott D. Grimes	165,698,424	1,859,334	26,385,501
Thomas D. Hyde	165,303,357	2,254,401	26,385,501
Ann D. Murtlow	164,858,439	2,699,319	26,385,501
Sandra J. Price	165,250,403	2,307,355	26,385,501
John J. Sherman	165,514,083	2,043,675	26,385,501
No votes were cast against the nominees due to cumulative voting.
Proposal 2: Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the compensation of the named executive officers disclosed in its proxy statement, including the “Compensation Discussion and Analysis” section, the compensation tables and any related materials disclosed in its proxy statement.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Vote
161,545,712	5,327,333	684,713	26,385,501
Proposal 3: Advisory Vote on the Frequency of the Advisory Vote on Executive Compensation
Great Plains Energy submitted a resolution for its shareholders to approve, on an advisory basis, the frequency of the advisory vote on executive compensation. The voting regarding this proposal was as follows:

1 YEAR	2 YEARS	3 YEARS	ABSTAIN	Broker Non-Vote
144,622,595	586,533	21,826,271	522,359	26,385,501
Proposal 4: Ratification of the Appointment of Deloitte & Touche LLP as Independent Registered Public Accountants
Great Plains Energy submitted a proposal for its shareholders to ratify the Audit Committee's appointment of Deloitte & Touche LLP as its independent public accountants for 2017. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions
192,254,592	1,325,452	363,215

Proposal 5: Shareholder Proposal Regarding Renewable Energy Report
A shareholder submitted a proposal requesting the Company prepare a report analyzing profit potential for shareholders based on renewable energy metrics.  The voting regarding this resolution was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Vote
35,018,525	129,021,024	3,518,209	26,385,501
Proposal 6: Shareholder Proposal Regarding Political Spending Report
A shareholder submitted a shareholder proposal requesting the Company report monetary and non-monetary expenditures on political activities. The voting regarding this proposal was as follows:

Votes For	Votes Against	Abstentions	Broker Non-Vote
40,786,663	123,878,247	2,892,848	26,385,501

KANSAS CITY POWER & LIGHT COMPANY
Information regarding the election of KCP&L directors is omitted in reliance on Instruction 5 to Item 5.07 of Form 8-K.

On February 23, 2017, Great Plains Energy and KCP&L announced that Scott H. Heidtbrink will be retiring from his position; his retirement was effective May 1, 2017. On May 1, 2017, Great Plains Energy, KCP&L and GMO entered into a retirement agreement with Mr. Heidtbrink. The agreement provides for, among other things: (a) the forfeiture of restricted stock and performance share grants made in 2017 to Mr. Heidtbrink; (b) the vesting of restricted stock grants made to Mr. Heidtbrink prior to 2017; (c) vesting of all performance share awards granted prior to 2017 to be paid on a pro rata basis; and (d) a general cross-release of claims. In addition, the agreement provides for a bonus of $302,827, payable upon Mr. Heidtbrink's retirement.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*	Fifth Supplemental Indenture, dated as of March 9, 2017, between Great Plains Energy and The Bank of New York Trust Company, N.A. as trustee (Exhibit 4.1 to Form 8-K filed on March 9, 2017).	Great Plains Energy

10.1	+	Form of 2017 three-year Performance Share Agreement.	Great Plains Energy KCP&L

10.2	+	Form of 2017 Restricted Stock Agreement.	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2017.	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2017.	Great Plains Energy KCP&L

10.5	+	Letter Agreement dated March 7, 2017, by and between Michael L. Deggendorf, Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company.	Great Plains Energy KCP&L

10.6	+	Retirement Agreement dated May 1, 2017, by and between Scott H. Heidtbrink, Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company.	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 4, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 4, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 4, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 4, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)