Form 10-Q
period 2017-06-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2017-08-09
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

On July 31, 2017, Great Plains Energy Incorporated had 215,656,853 shares of common stock outstanding.  On July 31, 2017, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the anticipated merger transaction of Great Plains Energy and Westar Energy, Inc. (Westar), including those that relate to the expected financial and operational benefits of the merger to the companies and their shareholders (including cost savings, operational efficiencies and the impact of the anticipated merger on earnings per share), the expected timing of closing, the outcome of regulatory proceedings, cost estimates of capital projects, redemption of Great Plains Energy convertible preferred stock, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, employee issues and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy and KCP&L; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's and Westar's ability to successfully manage and integrate their respective transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy and Westar to obtain the regulatory and shareholder approvals necessary to complete the anticipated merger or the imposition of adverse conditions or costs in connection with obtaining regulatory approvals; the risk that a condition to the closing of the anticipated merger may not be satisfied or that the anticipated merger may fail to close; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated merger; the costs incurred to consummate the anticipated merger; the possibility that the expected value creation from the anticipated merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; the credit ratings of the combined company following the anticipated merger; disruption from the anticipated merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time and attention on the anticipated merger; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AEPTHC	AEP Transmission Holding Company, LLC, a wholly owned subsidiary of American Electric Power Company, Inc.
AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc. and King Energy, Inc.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
DOJ	Department of Justice
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings (loss) per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
Holdco	Monarch Energy Holding, Inc., a Missouri corporation
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MDNR	Missouri Department of Natural Resources
MECG	Midwest Energy Consumers Group
MEEIA	Missouri Energy Efficiency Investment Act

Abbreviation or Acronym	Definition

Merger Sub	King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net Asset Value
NERC	North American Electric Reliability Corporation
NPNS	Normal purchases and normal sales
NRC	Nuclear Regulatory Commission
OCI	Other Comprehensive Income
OMERS	OCM Credit Portfolio LP
OPC	Office of the Public Counsel
Original Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and GP Star, Inc.
RCRA	Resource Conservation and Recovery Act
RESRAM	Renewable Energy Standard Rate Adjustment Mechanism
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SPP	Southwest Power Pool, Inc.
TCR	Transmission Congestion Right
TDC	Transmission Delivery Charge
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART I
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6,546.3	$1,293.1
Time deposit	—	1,000.0
Receivables, net	176.7	166.0
Accounts receivable pledged as collateral	172.2	172.4
Fuel inventories, at average cost	89.3	108.8
Materials and supplies, at average cost	168.5	162.2
Deferred refueling outage costs	14.2	22.3
Interest rate derivative instruments	49.2	79.3
Prepaid expenses and other assets	33.3	55.4
Total	7,249.7	3,059.5
Utility Plant, at Original Cost
Electric	13,486.5	13,597.7
Less - accumulated depreciation	5,068.4	5,106.9
Net utility plant in service	8,418.1	8,490.8
Construction work in progress	375.6	403.9
Plant to be retired, net	149.2	—
Nuclear fuel, net of amortization of $188.0 and $172.1	53.9	62.0
Total	8,996.8	8,956.7
Investments and Other Assets
Nuclear decommissioning trust fund	238.4	222.9
Regulatory assets	1,022.6	1,048.0
Goodwill	169.0	169.0
Other	129.9	113.9
Total	1,559.9	1,553.8
Total	$17,806.4	$13,570.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$172.2	$172.4
Commercial paper	424.6	334.8
Current maturities of long-term debt	482.1	382.1
Accounts payable	181.3	323.7
Accrued taxes	84.0	33.3
Accrued interest	92.7	50.8
Accrued compensation and benefits	49.0	52.1
Pension and post-retirement liability	3.0	3.0
Series B Preferred Stock dividend make-whole provisions	57.1	—
Other	67.5	32.6
Total	1,613.5	1,384.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,314.4	1,329.7
Deferred tax credits	125.5	126.2
Asset retirement obligations	278.1	316.0
Pension and post-retirement liability	496.0	488.3
Regulatory liabilities	307.4	309.9
Other	88.9	87.9
Total	2,610.3	2,658.0
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,782,936 and 215,479,105 shares issued, stated value	4,228.6	4,217.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 862,500 shares issued and outstanding	836.2	836.2
Retained earnings	953.6	1,119.2
Treasury stock - 135,166 and 128,087 shares, at cost	(3.9)	(3.8)
Accumulated other comprehensive loss	(3.6)	(6.6)
Total shareholders' equity	6,010.9	6,162.0
Long-term debt (Note 10)	7,571.7	3,365.2
Total	13,582.6	9,527.2
Commitments and Contingencies (Note 12)
Total	$17,806.4	$13,570.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
Operating Revenues	(millions, except per share amounts)
Electric revenues	$682.6	$670.8	$1,253.3	$1,242.9
Operating Expenses
Fuel and purchased power	157.5	142.5	284.0	278.1
Transmission	28.2	17.2	51.3	40.7
Utility operating and maintenance expenses	181.7	180.4	367.1	359.8
Costs to achieve the anticipated merger with Westar Energy, Inc.	(12.6)	5.0	26.8	5.0
Depreciation and amortization	94.7	85.3	185.0	170.5
General taxes	55.5	54.5	112.6	110.8
Other	1.1	3.6	2.6	5.8
Total	506.1	488.5	1,029.4	970.7
Operating income	176.5	182.3	223.9	272.2
Other Income (Expense)
Non-operating income	12.9	3.3	19.5	5.4
Non-operating expenses	(3.9)	(4.3)	(7.6)	(7.7)
Loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—	(57.1)	—
Total	(48.1)	(1.0)	(45.2)	(2.3)
Interest charges	(145.3)	(132.9)	(211.9)	(184.1)
Income (loss) before income tax (expense) benefit and income from equity investments	(16.9)	48.4	(33.2)	85.8
Income tax (expense) benefit	9.3	(17.1)	15.1	(28.8)
Income from equity investments, net of income taxes	0.6	0.7	1.5	1.4
Net income (loss)	(7.0)	32.0	(16.6)	58.4
Preferred stock dividend requirements	15.1	0.4	30.2	0.8
Earnings (loss) available for common shareholders	$(22.1)	$31.6	$(46.8)	$57.6

Average number of basic common shares outstanding	215.5	154.6	215.4	154.5
Average number of diluted common shares outstanding	215.5	154.8	215.4	154.9

Basic and diluted earnings (loss) per common share	$(0.10)	$0.20	$(0.22)	$0.37

Cash dividends per common share	$0.275	$0.2625	$0.55	$0.525
Comprehensive Income (Loss)
Net income (loss)	$(7.0)	$32.0	$(16.6)	$58.4
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.4	1.4	2.8	2.8
Derivative hedging activity, net of tax	1.4	1.4	2.8	2.8
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.1	0.2	0.2
Change in unrecognized pension expense, net of tax	0.1	0.1	0.2	0.2
Total other comprehensive income	1.5	1.5	3.0	3.0
Comprehensive income (loss)	$(5.5)	$33.5	$(13.6)	$61.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2017	2016
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(16.6)	$58.4
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	185.0	170.5
Amortization of:
Nuclear fuel	15.9	16.7
Other	45.4	27.9
Deferred income taxes, net	(14.4)	26.8
Investment tax credit amortization	(0.7)	(0.7)
Income from equity investments, net of income taxes	(1.5)	(1.4)
Fair value impacts of interest rate swaps and dividend make-whole provisions	87.2	77.0
Other operating activities (Note 3)	(18.7)	(78.6)
Net cash from operating activities	281.6	296.6
Cash Flows from Investing Activities
Utility capital expenditures	(247.0)	(302.4)
Allowance for borrowed funds used during construction	(3.0)	(3.2)
Purchases of nuclear decommissioning trust investments	(13.6)	(16.0)
Proceeds from nuclear decommissioning trust investments	12.0	14.4
Proceeds from time deposit	1,000.0	—
Other investing activities	(19.9)	(34.8)
Net cash from investing activities	728.5	(342.0)
Cash Flows from Financing Activities
Issuance of common stock	2.7	1.5
Issuance of long-term debt	4,591.1	—
Issuance fees	(36.4)	(51.4)
Repayment of long-term debt	(251.1)	(1.1)
Net change in short-term borrowings	89.8	180.4
Net change in collateralized short-term borrowings	(0.2)	(1.3)
Dividends paid	(148.7)	(81.9)
Purchase of treasury stock	(4.1)	(4.9)
Net cash from financing activities	4,243.1	41.3
Net Change in Cash and Cash Equivalents	5,253.2	(4.1)
Cash and Cash Equivalents at Beginning of Year	1,293.1	11.3
Cash and Cash Equivalents at End of Period	$6,546.3	$7.2
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity
(Unaudited)

Year to Date June 30	2017		2016
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	215,479,105	$4,217.0	154,504,900	$2,646.7
Issuance of common stock	303,831	11.1	377,188	11.3
Equity compensation expense, net of forfeitures		2.5		2.0
Unearned Compensation
Issuance of restricted common stock		(2.3)		(2.8)
Forfeiture of restricted common stock		0.6		—
Compensation expense recognized		1.2		1.3
Other		(1.5)		0.3
Ending balance	215,782,936	4,228.6	154,882,088	2,658.8
Cumulative Preferred Stock	—	—	390,000	39.0
Preference Stock	862,500	836.2	—	—
Retained Earnings
Beginning balance		1,119.2		1,024.4
Net income (loss)		(16.6)		58.4
Dividends:
Common stock ($0.55 and $0.525 per share)		(118.5)		(81.1)
Preferred stock - at required rates		(30.2)		(0.8)
Performance shares		(0.3)		(0.5)
Ending balance		953.6		1,000.4
Treasury Stock
Beginning balance	(128,087)	(3.8)	(101,229)	(2.6)
Treasury shares acquired	(142,023)	(4.1)	(135,067)	(4.1)
Treasury shares reissued	134,944	4.0	108,257	2.9
Ending balance	(135,166)	(3.9)	(128,039)	(3.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(6.6)		(12.0)
Derivative hedging activity, net of tax		2.8		2.8
Change in unrecognized pension expense, net of tax		0.2		0.2
Ending balance		(3.6)		(9.0)
Total Great Plains Energy Shareholders' Equity		$6,010.9		$3,685.4
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$6.0	$4.5
Receivables, net	137.4	139.1
Related party receivables	70.4	67.2
Accounts receivable pledged as collateral	110.0	110.0
Fuel inventories, at average cost	63.5	72.9
Materials and supplies, at average cost	123.4	118.9
Deferred refueling outage costs	14.2	22.3
Refundable income taxes	—	12.7
Prepaid expenses and other assets	29.7	27.9
Total	554.6	575.5
Utility Plant, at Original Cost
Electric	10,084.6	9,925.1
Less - accumulated depreciation	3,958.9	3,858.4
Net utility plant in service	6,125.7	6,066.7
Construction work in progress	277.8	300.4
Nuclear fuel, net of amortization of $188.0 and $172.1	53.9	62.0
Total	6,457.4	6,429.1
Investments and Other Assets
Nuclear decommissioning trust fund	238.4	222.9
Regulatory assets	782.0	801.8
Other	37.2	29.1
Total	1,057.6	1,053.8
Total	$8,069.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	June 30	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$110.0	$110.0
Commercial paper	171.8	132.9
Current maturities of long-term debt	381.0	281.0
Accounts payable	140.4	231.6
Accrued taxes	71.2	27.0
Accrued interest	30.8	32.4
Accrued compensation and benefits	49.0	52.1
Pension and post-retirement liability	1.6	1.6
Other	44.4	11.4
Total	1,000.2	880.0
Deferred Credits and Other Liabilities
Deferred income taxes	1,249.0	1,228.3
Deferred tax credits	122.3	122.8
Asset retirement obligations	248.9	278.0
Pension and post-retirement liability	473.7	465.8
Regulatory liabilities	197.3	187.4
Other	71.4	70.6
Total	2,362.6	2,352.9
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	913.7	982.6
Accumulated other comprehensive loss	(1.6)	(4.2)
Total	2,475.2	2,541.5
Long-term debt (Note 10)	2,231.6	2,284.0
Total	4,706.8	4,825.5
Commitments and Contingencies (Note 12)
Total	$8,069.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
Operating Revenues	(millions)
Electric revenues	$482.7	$475.6	$878.6	$876.5
Operating Expenses
Fuel and purchased power	111.4	93.9	190.3	180.2
Transmission	18.8	14.9	33.1	30.3
Operating and maintenance expenses	122.2	124.0	248.6	247.7
Costs to achieve the anticipated merger with Westar Energy, Inc.	3.9	—	11.8	—
Depreciation and amortization	68.3	61.1	133.6	122.2
General taxes	44.2	42.3	88.8	85.9
Other	0.1	1.5	0.4	1.7
Total	368.9	337.7	706.6	668.0
Operating income	113.8	137.9	172.0	208.5
Other Income (Expense)
Non-operating income	1.7	2.6	4.2	3.9
Non-operating expenses	(2.3)	(2.4)	(4.4)	(3.7)
Total	(0.6)	0.2	(0.2)	0.2
Interest charges	(35.6)	(34.9)	(71.2)	(70.2)
Income before income tax expense	77.6	103.2	100.6	138.5
Income tax expense	(28.0)	(37.3)	(36.8)	(48.0)
Net income	$49.6	$65.9	$63.8	$90.5
Comprehensive Income
Net income	$49.6	$65.9	$63.8	$90.5
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.4	2.6	2.8
Derivative hedging activity, net of tax	1.3	1.4	2.6	2.8
Total other comprehensive income	1.3	1.4	2.6	2.8
Comprehensive income	$50.9	$67.3	$66.4	$93.3
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date June 30	2017	2016
Cash Flows from Operating Activities	(millions)
Net income	$63.8	$90.5
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	133.6	122.2
Amortization of:
Nuclear fuel	15.9	16.7
Other	15.7	16.8
Deferred income taxes, net	20.3	47.0
Investment tax credit amortization	(0.5)	(0.5)
Other operating activities (Note 3)	(5.3)	19.9
Net cash from operating activities	243.5	312.6
Cash Flows from Investing Activities
Utility capital expenditures	(181.4)	(196.5)
Allowance for borrowed funds used during construction	(2.4)	(2.3)
Purchases of nuclear decommissioning trust investments	(13.6)	(16.0)
Proceeds from nuclear decommissioning trust investments	12.0	14.4
Other investing activities	(10.0)	(14.6)
Net cash from investing activities	(195.4)	(215.0)
Cash Flows from Financing Activities
Issuance of long-term debt	299.2	—
Issuance fees	(2.7)	(0.2)
Repayment of long-term debt	(250.0)	—
Net change in short-term borrowings	38.9	(75.2)
Dividends paid to Great Plains Energy	(132.0)	(22.0)
Net cash from financing activities	(46.6)	(97.4)
Net Change in Cash and Cash Equivalents	1.5	0.2
Cash and Cash Equivalents at Beginning of Year	4.5	2.3
Cash and Cash Equivalents at End of Period	$6.0	$2.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date June 30	2017		2016
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		982.6		879.6
Net income		63.8		90.5
Cumulative effect of adoption of ASU 2016-09 (Note 1)		(0.7)		—
Dividends:
Common stock held by Great Plains Energy		(132.0)		(22.0)
Ending balance		913.7		948.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(4.2)		(9.6)
Derivative hedging activity, net of tax		2.6		2.8
Ending balance		(1.6)		(6.8)
Total Common Shareholder's Equity		$2,475.2		$2,504.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

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
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Great Plains Energy, a Missouri corporation incorporated in 2001, is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents.  Great Plains Energy's wholly owned direct subsidiaries with significant operations are as follows:

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
Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic earnings (loss) per common share (EPS), preferred stock dividend requirements are deducted from net income (loss) before dividing by the average number of common shares outstanding. To determine diluted EPS, preferred stock dividend requirements are added to earnings available for common shareholders for the periods in which the assumed conversion of Great Plains Energy's 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) has a dilutive effect before dividing by the diluted average number of common shares outstanding. The effect of dilutive securities assumes the issuance of common shares applicable to performance shares and restricted stock calculated using the treasury stock method and the number of common shares that would be issued under an assumed conversion of Series B Preferred Stock using the if-converted method.

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
Income (loss)	(millions, except per share amounts)
Net income (loss)	$(7.0)	$32.0	$(16.6)	$58.4
Less: preferred stock dividend requirements	15.1	0.4	30.2	0.8
Earnings (loss) available for common shareholders	$(22.1)	$31.6	$(46.8)	$57.6
Common Shares Outstanding
Average number of common shares outstanding	215.5	154.6	215.4	154.5
Add: effect of dilutive securities	—	0.2	—	0.4
Diluted average number of common shares outstanding	215.5	154.8	215.4	154.9
Basic and diluted EPS	$(0.10)	$0.20	$(0.22)	$0.37

Anti-dilutive shares excluded from the computation of diluted EPS are detailed in the following table.

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
Assumed conversion of Series B Preferred Stock	29,354,882	—	29,354,882	—
Performance shares	14,440	—	53,573	—
Restricted stock shares	103,674	—	134,190	—
Dividends Declared
In August 2017, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable September 20, 2017, to shareholders of record as of August 29, 2017.

In August 2017, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $50.0 million payable on September 19, 2017.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Companies have completed a review of the majority of their revenue arrangements and do not expect the standard to have a material impact on their consolidated financial statements. The Companies are still evaluating the impacts on revenue recognition of their remaining revenue arrangements. The Companies are also in the process of determining their method of adoption, which depends in part on completing the evaluation of the remaining revenue arrangements noted above.
2. ANTICIPATED MERGER WITH WESTAR ENERGY, INC.
On May 29, 2016, Great Plains Energy entered into an Agreement and Plan of Merger (Original Merger Agreement) by and among Great Plains Energy, Westar Energy, Inc. (Westar), and, from and after its accession to the Original Merger Agreement, GP Star, Inc., a wholly owned subsidiary of Great Plains Energy in the State of Kansas. Pursuant to the Original Merger Agreement, Great Plains Energy would have acquired Westar for (i) $51.00 in cash and (ii) a number of shares of Great Plains Energy common stock, equal to an exchange ratio for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy. The acquisition was subject to various shareholder and regulatory approvals, including from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC), and The Federal Energy Regulatory Commission (FERC).
On April 19, 2017, KCC issued an order denying Great Plains Energy's, KCP&L's and Westar's joint application for approval of the acquisition of Westar by Great Plains Energy citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items.
On July 9, 2017, Great Plains Energy entered into an Amended and Restated Agreement and Plan of Merger (Amended Merger Agreement) by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc., a Missouri corporation (Holdco), and King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco (Merger Sub). Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Pursuant to the Amended Merger Agreement, at closing each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be established, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
The anticipated merger with Westar has been structured as a merger of equals in a tax-free exchange of shares that involves no premium paid or received with respect to either Great Plains Energy or Westar. Following the completion of the anticipated merger, Westar shareholders will own approximately 52.5 percent and Great Plains Energy shareholders will own approximately 47.5 percent of the combined company.
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated merger with Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board). The anticipated merger remains subject to the approval of Great Plains Energy's and Westar's shareholders; regulatory approvals from KCC, the MPSC, the Nuclear Regulatory Commission (NRC), FERC, The Federal Communications Commission (FCC); Hart-Scott-Rodino (HSR) antitrust review; and the effectiveness of the registration statement for the shares of Holdco common stock to be issued to Great Plains Energy's and Westar's shareholders; as well as other customary conditions.
Termination Fees
The Amended Merger Agreement provides that in connection with a termination of the agreement under specified circumstances relating to a failure to obtain regulatory approvals by July 9, 2018 (which date may be extended to January 9, 2019), a final and nonappealable order enjoining the consummation of the anticipated merger in connection with regulatory approvals or failure by Great Plains Energy to comply with its obligations under the Amended Merger Agreement to consummate the closing of the anticipated merger once all of the conditions have been satisfied, Great Plains Energy may be required to pay Westar a termination fee of $190 million. In addition, in the event that the Amended Merger Agreement is terminated by Westar under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal or by Great Plains Energy as a result of the Westar Board changing its recommendation of the anticipated merger prior to the Westar shareholder approval having been obtained, Westar may be required to pay Great Plains Energy a termination fee of $190 million. Similarly, in the event that the Amended Merger Agreement is terminated by Great Plains Energy under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal or by Westar as a result of the Great Plains Energy Board changing its recommendation of the anticipated merger prior to the Great Plains Energy shareholder approval having been obtained, Great Plains Energy may be required to pay Westar a termination fee of $190 million. Additionally, if the Amended Merger Agreement is terminated by either Great Plains Energy or Westar as a result of Great Plains Energy's shareholders not approving the Amended Merger Agreement, Great Plains Energy may be required to pay Westar a termination fee of $80 million.
Redemption of Acquisition Financing
In order to fund the cash portion of the acquisition under the Original Merger Agreement, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Series B Preferred Stock for total net proceeds of $836.2 million in October 2016 and issued, at a discount, $4.3 billion of unsecured senior notes in March 2017. Great Plains Energy also entered into a stock purchase agreement with OCM Credit Portfolio LP (OMERS), pursuant to which Great Plains Energy would issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock), without par value, for an aggregate purchase price equal to $750 million at the closing of the acquisition.
In addition to the financings discussed above, Great Plains Energy also entered into a senior unsecured bridge term loan facility in connection with the Original Merger Agreement in an aggregate principal amount of $8.017 billion (which was subsequently reduced to $864.5 million as a result of the completed financings noted above) to support the anticipated transaction and provide flexibility for the timing of long-term financing.
In July 2017, as a result of the Amended Merger Agreement, the following occurred with regards to Great Plains Energy's acquisition financing arrangements:

•
Great Plains Energy redeemed its $4.3 billion of unsecured senior notes at a redemption price of 101% of the aggregate principle amount, plus accrued and unpaid interest. See Note 10 for additional information;

•
Great Plains Energy issued a notice of redemption for its Series B Preferred Stock. The Series B Preferred Stock will be redeemed on August 17, 2017 at a redemption price that is equal to a make-whole formula. See Note 11 for additional information;

•
Great Plains Energy and OMERS terminated their stock purchase agreement for $750 million of Series A Preferred Stock. As a result of this termination, Great Plains Energy will record $15 million of deferred offering fees to expense in the third quarter of 2017; and

•	Great Plains Energy terminated its $864.5 million unsecured bridge term loan facility.
Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock in a series of transactions over time after the closing of the anticipated merger.
3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date June 30	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$(10.4)	$(64.0)
Accounts receivable pledged as collateral	0.2	1.3
Fuel inventories	19.5	14.5
Materials and supplies	(6.3)	(4.8)
Accounts payable	(141.7)	(84.1)
Accrued taxes	50.7	54.3
Accrued interest	41.9	0.3
Deferred refueling outage costs	8.1	9.5
Pension and post-retirement benefit obligations	39.1	38.8
Allowance for equity funds used during construction	(1.7)	(2.4)
Fuel recovery mechanisms	(11.7)	(2.3)
Other	(6.4)	(39.7)
Total other operating activities	$(18.7)	$(78.6)
Cash paid during the period:
Interest	$107.7	$96.8
Income taxes	$0.1	$0.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$31.8	$30.6

KCP&L Other Operating Activities
Year to Date June 30	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$(1.3)	$(37.6)
Fuel inventories	9.4	9.7
Materials and supplies	(4.5)	(3.6)
Accounts payable	(90.6)	(48.0)
Accrued taxes	56.7	106.1
Accrued interest	(1.6)	(1.5)
Deferred refueling outage costs	8.1	9.5
Pension and post-retirement benefit obligations	36.8	39.0
Allowance for equity funds used during construction	(1.7)	(2.1)
Fuel recovery mechanisms	(3.6)	(19.4)
Other	(13.0)	(32.2)
Total other operating activities	$(5.3)	$19.9
Cash paid during the period:
Interest	$66.6	$65.5
Non-cash investing activities:
Liabilities accrued for capital expenditures	$26.5	$16.5
4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	June 30	December 31
	2017	2016
Great Plains Energy	(millions)
Customer accounts receivable - billed	$13.6	$26.2
Customer accounts receivable - unbilled	120.6	79.1
Allowance for doubtful accounts - customer accounts receivable	(5.1)	(4.0)
Other receivables	47.6	64.7
Total	$176.7	$166.0
KCP&L
Customer accounts receivable - billed	$12.9	$25.5
Customer accounts receivable - unbilled	90.9	63.7
Allowance for doubtful accounts - customer accounts receivable	(2.3)	(1.8)
Other receivables	35.9	51.7
Total	$137.4	$139.1
Great Plains Energy's and KCP&L's other receivables at June 30, 2017, and December 31, 2016, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At June 30, 2017, and December 31, 2016, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $172.2 million and $172.4 million, respectively. At June 30, 2017, and December 31, 2016, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $110.0 million. KCP&L's agreement expires in September 2017 and allows for $110 million in aggregate outstanding principal amount of borrowings at any time.  GMO's agreement expires in September 2017 and allows for $65 million in aggregate outstanding principal of borrowings from mid-November through mid-June and then increases to $80 million from mid-June through mid-November. KCP&L and GMO expect to renew these agreements for at least one year.
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
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	June 30	December 31
	2017	2016
Decommissioning Trust	(millions)
Beginning balance January 1	$222.9	$200.7
Contributions	1.6	3.3
Earned income, net of fees	2.0	4.1
Net realized gains	0.3	0.3
Net unrealized gains	11.6	14.5
Ending balance	$238.4	$222.9

The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	June 30, 2017				December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$94.3	$72.3	$(0.8)	$165.8	$93.3	$62.1	$(1.5)	$153.9
Debt securities	67.0	2.8	(0.3)	69.5	63.4	2.3	(0.5)	65.2
Other	3.1	—	—	3.1	3.8	—	—	3.8
Total	$164.4	$75.1	$(1.1)	$238.4	$160.5	$64.4	$(2.0)	$222.9
The weighted average maturity of debt securities held by the trust at June 30, 2017, was approximately 8 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
	(millions)
Realized gains	$0.1	$0.2	$0.4	$0.9
Realized losses	—	(0.3)	(0.1)	(1.0)
6. REGULATORY MATTERS
KCP&L Kansas 2016 Abbreviated Rate Case Proceedings
In November 2016, KCP&L filed an abbreviated application with KCC to request a decrease to its retail revenues of $2.8 million, reflecting the true-up to actuals of construction and environmental upgrade costs at the La Cygne station and Wolf Creek capital addition costs and the removal of certain regulatory asset and liability amortizations. The previously approved return on equity and rate-making ratio for KCP&L was not addressed in this case. In April 2017, KCP&L, KCC staff and the Citizens' Utility Ratepayer Board filed a joint motion to approve a unanimous settlement agreement with KCC that requested a decrease in retail revenues of $3.6 million. In June 2017, KCC issued an order approving the unanimous settlement agreement. The rates established by the order took effect on June 28, 2017.
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
In May 2017, the MPSC issued an order for KCP&L authorizing an increase in annual revenues of $32.5 million, a return on equity of 9.5% and a rate-making equity ratio of approximately 49.2%. The rates established by the order took effect on June 8, 2017.
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

	Pension Benefits		Other Benefits
Three Months Ended June 30	2017	2016	2017	2016
Components of net periodic benefit costs	(millions)
Service cost	$11.0	$10.5	$0.5	$0.6
Interest cost	13.4	13.3	1.4	1.6
Expected return on plan assets	(12.8)	(12.3)	(0.7)	(0.7)
Prior service cost	0.2	0.1	—	0.3
Recognized net actuarial (gain)/loss	12.4	12.9	(0.1)	(0.4)
Net periodic benefit costs before regulatory adjustment	24.2	24.5	1.1	1.4
Regulatory adjustment	1.7	(1.0)	0.5	1.5
Net periodic benefit costs	$25.9	$23.5	$1.6	$2.9

	Pension Benefits		Other Benefits
Year to Date June 30	2017	2016	2017	2016
Components of net periodic benefit costs	(millions)
Service cost	$22.0	$21.0	$1.0	$1.3
Interest cost	26.8	26.5	2.7	3.1
Expected return on plan assets	(25.6)	(24.6)	(1.3)	(1.5)
Prior service cost	0.4	0.3	—	0.6
Recognized net actuarial (gain)/loss	24.8	25.9	(0.2)	(0.8)
Net periodic benefit costs before regulatory adjustment	48.4	49.1	2.2	2.7
Regulatory adjustment	2.5	(2.0)	1.8	3.0
Net periodic benefit costs	$50.9	$47.1	$4.0	$5.7
Year to date June 30, 2017, Great Plains Energy contributed $16.0 million to the pension plans and expects to contribute an additional $63.6 million in 2017 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2017, Great Plains Energy expects to make contributions of $4.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
8. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, director shares, director deferred share units, performance shares and other stock-based awards to directors, officers and other employees of Great Plains Energy and KCP&L. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.

The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax (expense) benefit.

	Three Months Ended June 30		Year to Date June 30

	2017	2016	2017	2016
Great Plains Energy	(millions)
Equity compensation expense	$1.4	$(0.2)	$2.6	$3.5
Income tax (expense) benefit	0.5	(0.2)	1.1	1.3
KCP&L
Equity compensation expense	$0.9	$(0.2)	$1.7	$2.3
Income tax (expense) benefit	0.4	(0.2)	0.8	0.8
Performance Shares
Performance share activity year to date June 30, 2017, is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2017	625,100	$28.13
Granted	236,433	31.26
Earned	(212,992)	28.48
Forfeited	(95,065)	29.25
Ending balance June 30, 2017	553,476	29.12
* weighted-average
At June 30, 2017, the remaining weighted-average contractual term was 1.6 years.  There were no shares granted for the three months ended June 30, 2017, and 2016, respectively. The weighted-average grant-date fair value of shares granted was $31.26 and $31.41 year to date June 30, 2017, and 2016, respectively. At June 30, 2017, there was $8.8 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $6.1 million and $7.4 million year to date June 30, 2017, and 2016, respectively.
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

Restricted Stock
Restricted stock activity year to date June 30, 2017, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2017	249,672	$27.20
Granted and issued	78,840	28.60
Vested	(102,975)	27.10
Forfeited	(21,864)	28.08
Ending balance June 30, 2017	203,673	27.70
* weighted-average
At June 30, 2017, the remaining weighted-average contractual term was 1.7 years.  There were no shares granted for the three months ended June 30, 2017. The weighted-average grant-date fair value of shares granted was $28.17 for the three months ended June 30, 2016.  The weighted-average grant-date fair value of shares granted was $28.60 and $29.41 year to date June 30, 2017, and 2016, respectively. At June 30, 2017, there was $2.9 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $0.5 million and $2.8 million for the three months ended and year to date June 30, 2017, respectively. No shares vested for the three months ended June 30, 2016. Total fair value of shares vested was $1.6 million year to date June 30, 2016.
9. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At June 30, 2017, Great Plains Energy was in compliance with this covenant.  At June 30, 2017, and December 31, 2016, Great Plains Energy had no outstanding cash borrowings and had issued $1.0 million in letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2017, KCP&L was in compliance with this covenant.  At June 30, 2017, KCP&L had $171.8 million of commercial paper outstanding at a weighted-average interest rate of 1.42%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, KCP&L had $132.9 million of commercial paper outstanding at a weighted-average interest rate of 0.98%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At June 30, 2017, GMO was in compliance with this covenant.  At June 30, 2017, GMO had $252.8 million of commercial paper outstanding at a weighted-average interest rate of 1.43%, had issued letters of credit totaling $2.0 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, GMO had $201.9 million of commercial paper outstanding at a weighted-average interest rate of 1.02%, had issued letters of credit totaling $1.9 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $864.5 Million Term Loan Facility
In connection with the Original Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility, originally for an aggregate principal amount of $8.017 billion to support the anticipated transaction and provide flexibility for the timing of long-term financing. The aggregate principal amount of the facility was reduced most recently in connection with the March 2017 Great Plains Energy senior note issuance and as of June 30, 2017, the available aggregate principal amount of the facility was $864.5 million. The expiration date of the facility was extended to November 30, 2017 in the second quarter of 2017 but the remaining commitment was terminated on July 11, 2017 in connection with the Amended Merger Agreement.

10. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		June 30	December 31
	Year Due	2017	2016
KCP&L		(millions)
General Mortgage Bonds
2.47% EIRR bonds(a)	2017-2023	$110.5	$110.5
7.15% Series 2009A (8.59% rate)(b)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(b)	2017	—	250.0
6.375% Series (7.49% rate)(b)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(b)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
4.20% Series	2047	300.0	—
EIRR Bonds
0.863% Series 2007A and 2007B(c)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(381.0)	(281.0)
Unamortized discount and debt issuance costs		(17.8)	(15.4)
Total KCP&L excluding current maturities(d)		2,231.6	2,284.0
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2018-2021	4.6	5.7
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(b)	2017	100.0	100.0
2.50% Series	2020	750.0	—
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
3.15% Series	2022	1,150.0	—
3.90% Series	2027	1,400.0	—
4.85% Series	2047	1,000.0	—
Current maturities		(101.1)	(101.1)
Unamortized discount and premium, net and debt issuance costs		(41.8)	(1.8)
Total Great Plains Energy excluding current maturities(d)		$7,571.7	$3,365.2

(a)	Weighted-average interest rates at June 30, 2017

(b)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(c)	Variable rate

(d)
At June 30, 2017, and December 31, 2016, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

Great Plains Energy Senior Notes
In March 2017, Great Plains Energy issued, at a discount, the following series of unsecured senior notes:

•	$750.0 million of 2.50% Notes, maturing in 2020;

•	$1,150.0 million of 3.15% Notes, maturing in 2022;

•	$1,400.0 million of 3.90% Notes, maturing in 2027; and

•	$1,000.0 million of 4.85% Notes, maturing in 2047.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close prior to November 30, 2017 and exercised its special optional redemption right to redeem each series of the senior notes issued in March 2017. The redemption price was equal to 101% of the principle amount of the senior notes, including accrued and unpaid interest, for a total redemption cost of $4,400.1 million. As a result of the redemption, Great Plains Energy will record a loss on extinguishment of debt of approximately $83 million in the third quarter of 2017.
KCP&L Senior Notes
In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047. KCP&L also repaid its $250.0 million of 5.85% unsecured Senior Notes at maturity in June 2017.
KCP&L General Mortgage Bonds
KCP&L repaid its $31.0 million secured Series 1992 EIRR bonds at maturity in July 2017.
11. PREFERRED STOCK
Series A Mandatory Convertible Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of Series A Preferred Stock, for an aggregate purchase price equal to $750 million at the closing of the Original Merger Agreement.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy and OMERS terminated their stock purchase agreement for the Series A Preferred Stock. As a result of this termination, Great Plains Energy will record $15 million of deferred offering fees to expense in the third quarter of 2017.
Series B Mandatory Convertible Preferred Stock
Great Plains Energy's Series B Preferred Stock contains an acquisition termination redemption option whereby in the event that the Original Merger Agreement is terminated or if Great Plains Energy determines in its reasonable judgment that the acquisition of Westar will not close or if the acquisition of Westar has not closed by November 30, 2017, then Great Plains Energy could at its sole option (but is not required to) redeem all of the Series B Preferred Stock. If exercised, the redemption price would be equal to either:
(a) $1,000 per share plus accumulated and unpaid dividends up to the redemption date; or
(b) if the average price of Great Plains Energy's common stock exceeds a certain threshold amount, then a repurchase price that is equal to a make-whole formula.
The Series B Preferred Stock also contains a fundamental change conversion option whereby upon the occurrence of certain events deemed to be a fundamental change, including an acquisition, liquidation, or common stock delisting of Great Plains Energy, holders of the Series B Preferred Stock could:
(a) convert their existing shares into shares of Great Plains Energy common stock; and
(b) receive a dividend make-whole payment.
The dividend make-whole provisions within both the acquisition termination redemption and fundamental change conversion options represent embedded derivatives that in accordance with GAAP, should be accounted for on a combined basis separately from the Series B Preferred Stock and reported at fair value. The fair value of the Series B Preferred Stock dividend make-whole provisions at inception was insignificant. The fair value of these provisions as of June 30, 2017 and December 31, 2016, was $57.1 million and insignificant, respectively, and is recorded within Series B Preferred Stock dividend make-whole provisions on the consolidated balance sheets. For both the three months ended and year to date June 30, 2017, Great Plains Energy recognized a $57.1 million loss for the change in fair value within loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close and issued a notice of redemption for its Series B Preferred Stock. The Series B Preferred Stock will be redeemed on August 17, 2017 at a redemption price that is equal to a make-whole formula set forth in the terms of the Series B Preferred Stock. The final value of the redemption price is not yet known as it is based on a twenty day average of Great Plains Energy's stock that ends on August 14, 2017. However, the Company estimates the total redemption value, which includes a component for a number of shares of Great Plains Energy common stock equal to a conversion rate and a dividend make-whole payment, to be approximately $960 million. Great Plains Energy has elected to make the entire redemption payment in cash.
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

	2017	2018	2019	2020
	(millions)
Great Plains Energy	$36.3	$16.6	$9.2	$13.7
KCP&L	34.9	16.5	7.9	13.0
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

Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 19 million tons and 15 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, the Paris Agreement was adopted in December 2015 by nearly 200 countries and became effective in November 2016. The Paris Agreement does not result in any new, legally binding obligations on the United States to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. In June 2017, United States President Donald Trump announced the United States would withdraw from the Paris Agreement. Under the rules of the Paris Agreement, the earliest any country can withdraw is November 2020. Other international agreements legally binding on the United States may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
In August 2015, the EPA finalized CO2 emission standards for new, modified and reconstructed affected fossil-fuel-fired electric utility generating units.  The standards would not apply to Great Plains Energy's and KCP&L's existing units unless the units were modified or reconstructed in the future. Also in August 2015, the EPA finalized its Clean Power Plan which sets CO2 emission performance rates for existing affected fossil-fuel-fired electric generating units. Nationwide, by 2030, the EPA projects the Clean Power Plan would achieve CO2 emission reductions from the power sector of approximately 32% from CO2 emission levels in 2005.
In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the United States Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. In March 2017, United States President Donald Trump issued an Executive Order, Promoting Energy Independence and Economic Growth, that contains a number of climate-related actions. As to the Clean Power Plan and related rules, the order instructs the EPA to review the final rules addressing greenhouse gas emissions from existing, new and modified power plants and suspend, revise or rescind the rules if appropriate. The order directs the EPA Administrator to notify the Attorney General of actions pursuant to this order so that the Attorney General may request courts that are judicially reviewing the above rules and associated litigation to stay or otherwise delay further the litigation while the EPA reviews them. Compliance with the Clean Power Plan has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of the EPA's review and pending litigation is known.
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

KCP&L holds a permit from the Missouri Department of Natural Resources (MDNR) covering water discharge from its Hawthorn Station.  The permit authorizes KCP&L to, among other things, withdraw water from the Missouri River for cooling purposes and return the heated water to the Missouri River.  KCP&L has applied for a renewal of this permit and the EPA has submitted an interim objection letter regarding the allowable amount of heat that can be contained in the returned water.  Until this matter is resolved, KCP&L continues to operate under its current permit. Great Plains Energy and KCP&L cannot predict the outcome of this matter; however, while less significant outcomes are possible, this matter may require a reduction in generation, installation of cooling towers or other technology to cool the water, or both, any of which could have a significant impact on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows.
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
At June 30, 2017, and December 31, 2016, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at June 30, 2017, and December 31, 2016, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
In October 2016, MPS Merchant reached a settlement agreement, which was subsequently revised in February 2017, with certain California utilities and governmental agencies that would settle all issues in the case in exchange for $7.5 million of cash consideration as well as MPS Merchant's interest in additional funds it was entitled to during the refund period discussed above. In accordance with the terms of the settlement agreement, the $7.5 million of cash consideration will accrue interest at the FERC interest rate beginning on January 1, 2017, until the date paid. The settlement agreement is subject to approval by FERC. At June 30, 2017, and December 31, 2016, Great Plains Energy had accrued for the cash consideration and any applicable interest pursuant to the settlement agreement.
14. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $47.9 million and $95.8 million, respectively, for the three months ended and year to date June 30, 2017. These costs totaled $47.7 million and $94.9 million, respectively, for the three months ended and year to date June 30, 2016.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At June 30, 2017, and December 31, 2016, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	June 30	December 31
	2017	2016
	(millions)
Net receivable from GMO	$51.8	$64.6
Net receivable from Great Plains Energy	18.6	2.6
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
Interest Rate Derivatives
In June 2016, Great Plains Energy entered into four interest rate swaps, with a total notional amount of $4.4 billion, to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement.  Settlement of the interest rate swaps was contingent on the consummation of the acquisition of Westar. In July 2017, the interest rate swap agreements were amended to make them contingent on the consummation of the anticipated merger with Westar under the Amended Merger Agreement by May 31, 2018, which can be extended to no later than November 30, 2018. The interest rate swaps have been designated as economic hedges (non-hedging derivatives).
In March 2017, in connection with Great Plains Energy's $4.3 billion senior note issuance, the settlement value of the interest rate swaps to Great Plains Energy of $140.6 million was fixed. Cash settlement of the $140.6 million is contingent on the consummation of the anticipated merger with Westar no later than November 30, 2018. The fair value of the interest rate swaps recorded on Great Plains Energy's balance sheets reflects a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of the interest rate swaps. The contingency factor was 0.65 and 0.35 at June 30, 2017, and December 31, 2016, respectively. At June 30, 2017, and December 31, 2016, the fair value of the interest rate swaps was $49.2 million and $79.3 million, respectively, and was recorded on the consolidated balance sheets in interest rate derivative instruments.  For the three months ended and year to date June 30, 2017, Great Plains Energy recognized a $42.2 million and $30.1 million loss, respectively, in interest charges for the change in fair value. For the three months ended and year to date June 30, 2016, Great Plains Energy recognized a $77.0 million loss in interest charges for the change in fair value.
Fair Value of Long-Term Debt
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At June 30, 2017, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $8.1 billion and $8.4 billion, respectively. At December 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.0 billion, respectively. At June 30, 2017, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.7 billion, respectively.
Supplemental Executive Retirement Plan
At June 30, 2017, and December 31, 2016, GMO's Supplemental Executive Retirement Plan (SERP) rabbi trusts included $15.2 million and $16.0 million, respectively, of fixed income funds valued at net asset value per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	June 30 2017	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$165.8	$165.8	$—	$—
Debt securities
U.S. Treasury	32.7	32.7	—	—
U.S. Agency	1.1	—	1.1	—
State and local obligations	4.1	—	4.1	—
Corporate bonds	31.5	—	31.5	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.1	3.1	—	—
Total nuclear decommissioning trust	238.4	201.6	36.8	—
Self-insured health plan trust (b)
Equity securities	0.7	0.7	—	—
Debt securities	2.5	—	2.5	—
Cash and cash equivalents	8.2	8.2	—	—
Total self-insured health plan trust	11.4	8.9	2.5	—
Total	$249.8	$210.5	$39.3	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$49.2	$—	$—	$49.2
Total	$49.2	$—	$—	$49.2
Liabilities
Series B Preferred Stock dividend make-whole provisions (d)	$57.1	$—	$—	$57.1
Total	$57.1	$—	$—	$57.1
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$238.4	$201.6	$36.8	$—
Self-insured health plan trust (b)	11.4	8.9	2.5	—
Interest rate derivative instruments (c)	49.2	—	—	49.2
Total	$299.0	$210.5	$39.3	$49.2
Liabilities
Series B Preferred Stock dividend make-whole provisions (d)	$57.1	$—	$—	$57.1
Total	$57.1	$—	$—	$57.1

Description	December 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$153.9	$153.9	$—	$—
Debt securities
U.S. Treasury	27.8	27.8	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	32.4	—	32.4	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.8	3.8	—	—
Total nuclear decommissioning trust	222.9	185.5	37.4	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	0.1	4.7	—
Cash and cash equivalents	5.6	5.6	—	—
Total self-insured health plan trust	11.3	6.6	4.7	—
Total	$234.2	$192.1	$42.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$79.3	$—	$—	$79.3
Total	$79.3	$—	$—	$79.3
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$222.9	$185.5	$37.4	$—
Self-insured health plan trust (b)	11.3	6.6	4.7	—
Interest rate derivative instruments (c)	79.3	—	—	79.3
Total	$313.5	$192.1	$42.1	$79.3

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
At June 30, 2017, the fair value of interest rate derivative instruments is based on the settlement value of $140.6 million discounted by a contingency factor of 0.65 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of these instruments. At December 31, 2016, the fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and London Interbank Offered Rate (LIBOR) swap rates discounted by a contingency factor of 0.35. A decrease in the contingency factor would result in a higher fair value measurement. The contingency factor will increase in response to facts and circumstances that in the view of a market participant, would increase the likelihood that the acquisition of Westar is not consummated. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.

(d)
At June 30, 2017, the fair value of the Series B Preferred Stock dividend make-whole provisions is determined by calculating the present value of all dividend payments on all outstanding shares of Series B Preferred Stock for all the remaining dividend periods, excluding accumulated and unpaid dividends, discounted by a contingency factor of 0.53 that management believes is representative of the probability that conditions would be met that would result in a dividend make-whole payment being made under either the acquisition termination redemption or the fundamental change conversion options of the Series B Preferred Stock. These conditions include the probability that a qualifying acquisition termination event occurs, the probability Great Plains Energy would elect to redeem the Series B Preferred Stock upon the occurrence of a qualifying event and the probability that Great Plains Energy's average stock price exceeds a certain threshold amount. A decrease in the contingency factor would result in a higher fair value measurement. Because of the unobservable nature of the contingency factor, the dividend make-whole provision has been classified as Level 3.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2017	2016
	(millions)
Net asset at April 1	$91.4	$—
Total unrealized losses:
included in interest charges	(42.2)	(77.0)
included in loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—
Net liability at June 30	$(7.9)	$(77.0)
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in interest charges	$(42.2)	$(77.0)
included in loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2017	2016
	(millions)
Net asset at January 1	$79.3	$—
Total unrealized losses:
included in interest charges	(30.1)	(77.0)
included in loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—
Net liability at June 30	$(7.9)	$(77.0)
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at June 30:
included in interest charges	$(30.1)	$(77.0)
included in loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date June 30, 2017
Beginning balance January 1	$(4.5)	$(2.1)	$(6.6)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.2	3.0
Net current period other comprehensive income	2.8	0.2	3.0
Ending balance June 30	$(1.7)	$(1.9)	$(3.6)
Year to Date June 30, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	2.8	0.2	3.0
Net current period other comprehensive income	2.8	0.2	3.0
Ending balance June 30	$(7.3)	$(1.7)	$(9.0)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to Date June 30, 2017
Beginning balance January 1	$(4.2)
Amounts reclassified from accumulated other comprehensive loss	2.6
Net current period other comprehensive income	2.6
Ending balance June 30	$(1.6)
Year to Date June 30, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	2.8
Net current period other comprehensive income	2.8
Ending balance June 30	$(6.8)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.3)	$(2.2)	Interest charges
	(2.3)	(2.2)	Income (loss) before income tax (expense) benefit and income from equity investments
	0.9	0.8	Income tax (expense) benefit
	$(1.4)	$(1.4)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income (loss) before income tax (expense) benefit and income from equity investments
	0.1	0.1	Income tax (expense) benefit
	$(0.1)	$(0.1)	Net income (loss)

Total reclassifications, net of tax	$(1.5)	$(1.5)	Net income (loss)

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.6)	$(4.6)	Interest charges
	(4.6)	(4.6)	Income (loss) before income tax (expense) benefit and income from equity investments
	1.8	1.8	Income tax (expense) benefit
	$(2.8)	$(2.8)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.4)	$(0.4)	Utility operating and maintenance expenses
	(0.4)	(0.4)	Income (loss) before income tax (expense) benefit and income from equity investments
	0.2	0.2	Income tax (expense) benefit
	$(0.2)	$(0.2)	Net income (loss)

Total reclassifications, net of tax	$(3.0)	$(3.0)	Net income (loss)

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended June 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.2)	$(2.1)	Interest charges
	(2.2)	(2.1)	Income before income tax expense
	0.9	0.7	Income tax benefit
Total reclassifications, net of tax	$(1.3)	$(1.4)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date June 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(4.4)	$(4.4)	Interest charges
	(4.4)	(4.4)	Income before income tax expense
	1.8	1.6	Income tax benefit
Total reclassifications, net of tax	$(2.6)	$(2.8)	Net income

17. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2017	2016	2017	2016
Current income taxes	(millions)
Federal	$—	$—	$—	$(0.1)
State	(0.2)	0.1	—	0.3
Total	(0.2)	0.1	—	0.2
Deferred income taxes
Federal	(7.4)	11.7	(11.9)	21.4
State	(1.4)	3.1	(2.5)	5.4
Total	(8.8)	14.8	(14.4)	26.8
Investment tax credit
Deferral	—	2.5	—	2.5
Amortization	(0.3)	(0.3)	(0.7)	(0.7)
Total	(0.3)	2.2	(0.7)	1.8
Income tax expense (benefit)	$(9.3)	$17.1	$(15.1)	$28.8

	Three Months Ended June 30		Year to Date June 30
KCP&L	2017	2016	2017	2016
Current income taxes	(millions)
Federal	$14.5	$0.8	$14.4	$1.2
State	2.6	0.2	2.6	0.3
Total	17.1	1.0	17.0	1.5
Deferred income taxes
Federal	9.1	30.6	16.9	39.0
State	2.0	6.0	3.4	8.0
Total	11.1	36.6	20.3	47.0
Investment tax credit amortization	(0.2)	(0.3)	(0.5)	(0.5)
Income tax expense	$28.0	$37.3	$36.8	$48.0

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended June 30		Year to Date June 30
Great Plains Energy	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	—	—	—	0.2
Amortization of investment tax credits	(0.8)	(0.7)	(0.6)	(0.8)
Federal income tax credits	(3.1)	(5.9)	(2.3)	(6.8)
State income taxes	6.3	4.2	5.3	4.2
Transaction-related costs	19.3	—	11.4	—
Other	—	2.1	(1.2)	1.2
Effective income tax rate	56.7%	34.7%	47.6%	33.0%

	Three Months Ended June 30		Year to Date June 30
KCP&L	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.2)	(0.1)	(0.2)	—
Amortization of investment tax credits	(0.4)	(0.3)	(0.4)	(0.4)
Federal income tax credits	(1.8)	(2.3)	(1.8)	(3.7)
State income taxes	3.8	3.9	3.9	3.9
Other	(0.3)	(0.1)	0.1	(0.2)
Effective income tax rate	36.1%	36.1%	36.6%	34.6%
The increase in Great Plains Energy's effective income tax rate for the three months ended and year to date June 30, 2017, compared to the same periods in 2016, is primarily driven by significant transaction-related costs incurred in connection with the anticipated merger with Westar and the previous plan to acquire Westar that are not deductible for tax purposes.
18. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is electric utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including certain costs to achieve the anticipated merger with Westar.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income (loss).

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended June 30, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$682.6	$—	$—	$682.6
Depreciation and amortization	(94.7)	—	—	(94.7)
Interest (charges) income	(50.1)	(103.2)	8.0	(145.3)
Income tax (expense) benefit	(39.8)	49.1	—	9.3
Net income (loss)	68.4	(75.4)	—	(7.0)

Year to Date June 30, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,253.3	$—	$—	$1,253.3
Depreciation and amortization	(185.0)	—	—	(185.0)
Interest (charges) income	(100.2)	(127.7)	16.0	(211.9)
Income tax (expense) benefit	(49.9)	65.0	—	15.1
Net income (loss)	84.5	(101.1)	—	(16.6)

Three Months Ended June 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$670.8	$—	$—	$670.8
Depreciation and amortization	(85.3)	—	—	(85.3)
Interest (charges) income	(49.0)	(91.9)	8.0	(132.9)
Income tax (expense) benefit	(51.2)	34.1	—	(17.1)
Net income (loss)	88.3	(56.3)	—	32.0

Year to Date June 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$1,242.9	$—	$—	$1,242.9
Depreciation and amortization	(170.5)	—	—	(170.5)
Interest (charges) income	(98.1)	(102.0)	16.0	(184.1)
Income tax (expense) benefit	(64.3)	35.5	—	(28.8)
Net income (loss)	117.3	(58.9)	—	58.4

	Electric Utility	Other	Eliminations	Great Plains Energy
June 30, 2017	(millions)
Assets	$11,531.1	$6,674.7	$(399.4)	$17,806.4
Capital expenditures (a)	247.0	—	—	247.0
December 31, 2016
Assets	$11,444.2	$2,461.3	$(335.5)	$13,570.0
Capital expenditures (a)	609.4	—	—	609.4
(a) Capital expenditures reflect year to date amounts for the periods presented.
19. PLANT TO BE RETIRED, NET
When Great Plains Energy and KCP&L retire utility plant, the original cost, net of salvage, is charged to accumulated depreciation. However, when it becomes probable an asset will be retired significantly in advance of its original expected useful life and in the near term, the cost of the asset and related accumulated depreciation is recognized as a separate asset as a probable abandonment. If the asset is still in service, the net amount is classified as plant to be retired, net on the consolidated balance sheets. If the asset is no longer in service, the net amount is classified in regulatory assets on the consolidated balance sheets.
Great Plains Energy and KCP&L must also assess the probability of full recovery of the remaining net book value of the abandonment. The net book value that may be retained as an asset on the balance sheet for the abandonment is dependent upon amounts that may be recovered through regulated rates, including any return. An impairment charge, if any, would equal the difference between the remaining net book value of the asset and the present value of the future revenues expected from the asset.
In June 2017, Great Plains Energy and KCP&L announced the expected retirement of certain older generating units, including GMO's Sibley No. 3 Unit, over the next several years. As of June 30, 2017, Great Plains Energy has determined that Sibley No. 3 Unit meets the criteria to be considered probable of abandonment and has classified its remaining net book value of $149.2 million within plant to be retired, net on its consolidated balance sheet. The Company is currently allowed a full recovery of and a full return on Sibley No. 3 Unit in rates and has concluded that no impairment is required as of June 30, 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 862,400 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including certain costs to achieve the anticipated merger with Westar.
Anticipated Merger with Westar Energy, Inc.
On July 9, 2017, Great Plains Energy entered into an Amended Merger Agreement by and among Great Plains Energy, Westar, Holdco, and Merger Sub. Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Upon closing, pursuant to the Amended Merger Agreement, each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be established, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
The anticipated merger has been structured as a merger of equals in a tax-free exchange of shares that involves no premium paid or received with respect to either Great Plains Energy or Westar. Following the completion of the anticipated merger, Westar shareholders will own approximately 52.5 percent and Great Plains Energy shareholders will own approximately 47.5 percent of the combined company.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed its $4.3 billion of unsecured senior notes issued in March 2017 and issued a notice that it will redeem its Series B Preferred Stock in August 2017.
See Note 2 to the consolidated financial statements for more information regarding the anticipated merger.
Expected Plant Retirements
In June 2017, Great Plains Energy and KCP&L announced plans to retire KCP&L's Montrose Station and GMO's Sibley Station by December 31, 2018 and GMO's Lake Road Unit 4/6 by December 31, 2019. The decision to retire these generating units was primarily driven by the age of the plants, expected environmental compliance costs and expected future generation capacity needs. See Note 19 to the consolidated financial statements for more information.
Earnings Overview
Great Plains Energy had a loss available for common shareholders of $22.1 million or $0.10 per share for the three months ended June 30, 2017, compared to earnings of $31.6 million or $0.20 per share for the same period in 2016 driven primarily by cooler weather; a decrease in Missouri Energy Efficiency Investment Act (MEEIA)

throughput disincentive; costs to achieve the anticipated merger with Westar; an increase in depreciation and amortization expense; a loss on Series B Preferred Stock dividend make-whole provisions; an increase in interest expense; and increased preferred stock dividend requirements; partially offset by an increase in weather-normalized retail demand; an increase in interest income; and lower income tax expense.
In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted the loss per share by $0.04 for the three months ended June 30, 2017.
Great Plains Energy had a loss available for common shareholders of $46.8 million or $0.22 per share year to date June 30, 2017, compared to earnings of $57.6 million or $0.37 per share for the same period in 2016 driven primarily by milder weather; a decrease in MEEIA throughput disincentive; costs to achieve the anticipated merger with Westar; an increase in depreciation and amortization expense; a loss on Series B Preferred Stock dividend make-whole provisions; an increase in interest expense; and increased preferred stock dividend requirements; partially offset by an increase in weather-normalized retail demand; an increase in interest income; and lower income tax expense.
In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted the loss per share by $0.08 year to date June 30, 2017.
For additional information regarding the change in earnings, refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date June 30, 2017, were $67.0 million or $0.43 per share and $86.9 million or $0.56 per share, respectively. Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date June 30, 2016, were $85.6 million or $0.55 per share and $111.6 million or $0.72 per share, respectively. In addition to earnings (loss) available for common shareholders and diluted earnings (loss) per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated merger with Westar. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) excludes certain costs, expenses, gains, losses and the per share dilutive effect of equity issuances resulting from the anticipated merger and the previous plan to acquire Westar. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following tables provide a reconciliation between loss available for common shareholders and diluted loss per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

Reconciliation of GAAP to Non-GAAP	Earnings (loss)		Earnings (loss) per diluted share
Three Months Ended June 30	2017	2016	2017	2016
	(millions, except per share amounts)
Earnings (loss) available for common shareholders	$(22.1)	$31.6	$(0.10)	$0.20
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	(12.6)	5.0	(0.08)	0.03
Financing, pre-tax (b)	50.7	4.7	0.33	0.03
Mark-to-market impacts of interest rate swaps, pre-tax (c)	42.2	77.0	0.27	0.50
Interest income, pre-tax (d)	(10.6)	—	(0.07)	—
Loss on Series B Preferred Stock dividend make-whole provisions, pre-tax (e)	57.1	—	0.37	—
Income tax benefit (f)	(52.8)	(32.7)	(0.35)	(0.21)
Preferred stock (g)	15.1	—	0.10	—
Impact of October 2016 share issuance (h)	N/A	N/A	(0.04)	—
Adjusted earnings (non-GAAP)	$67.0	$85.6	$0.43	$0.55
Average Shares Outstanding
Shares used in calculating diluted loss per common share			215.5	154.8
Adjustment for October 2016 share issuance (h)			(60.5)	—
Shares used in calculating adjusted earnings per share (non-GAAP)			155.0	154.8
(a) Reflects legal, advisory and consulting fees, certain severance expenses and a fair value adjustment to the forward contract to issue Series A Preferred Stock and are included in Costs to achieve the anticipated merger with Westar on the consolidated statements of comprehensive income (loss).
(b) Reflects fees and interest incurred to finance the acquisition of Westar under the Original Merger Agreement, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and are included in Interest charges on the consolidated statements of comprehensive income (loss).
(c) Reflects the mark-to-market loss on interest rate swaps entered into in connection with financing the acquisition of Westar under the Original Merger Agreement and is included in Interest charges on the consolidated statements of comprehensive income (loss).
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of senior notes to fund the majority of the cash consideration for the acquisition of Westar under the Original Merger Agreement and is included in Non-operating income on the consolidated statements of comprehensive income (loss).
(e) Reflects the fair value adjustment recorded within Loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
(f) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(g) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016 and is included in Preferred stock dividend requirements on the consolidated statements of comprehensive income (loss).
(h) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.

Reconciliation of GAAP to Non-GAAP	Earnings (loss)		Earnings (loss) per diluted share
Year to Date June 30	2017	2016	2017	2016
	(millions, except per share amounts)
Earnings (loss) available for common shareholders	$(46.8)	$57.6	$(0.22)	$0.37
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	26.8	5.0	0.17	0.03
Financing, pre-tax (b)	77.3	4.7	0.50	0.03
Mark-to-market impacts of interest rate swaps, pre-tax (c)	30.1	77.0	0.19	0.50
Interest income, pre-tax (d)	(15.2)	—	(0.10)	—
Loss on Series B Preferred Stock dividend make-whole provisions, pre-tax (e)	57.1	—	0.37	—
Income tax benefit (f)	(72.6)	(32.7)	(0.46)	(0.21)
Preferred stock (g)	30.2	—	0.19	—
Impact of October 2016 share issuance (h)	N/A	N/A	(0.08)	—
Adjusted earnings (non-GAAP)	$86.9	$111.6	$0.56	$0.72
Average Shares Outstanding
Shares used in calculating diluted loss per common share			215.4	154.9
Adjustment for October 2016 share issuance (h)			(60.5)	—
Shares used in calculating adjusted earnings per share (non-GAAP)			154.9	154.9
(a) Reflects legal, advisory and consulting fees, certain severance expenses and a fair value adjustment to the forward contract to issue Series A Preferred Stock and are included in Costs to achieve the anticipated merger with Westar on the consolidated statements of comprehensive income (loss).
(b) Reflects fees and interest incurred to finance the acquisition of Westar under the Original Merger Agreement, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and are included in Interest charges on the consolidated statements of comprehensive income (loss).
(c) Reflects the mark-to-market loss on interest rate swaps entered into in connection with financing the acquisition of Westar under the Original Merger Agreement and is included in Interest charges on the consolidated statements of comprehensive income (loss).
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of senior notes to fund the majority of the cash consideration for the acquisition of Westar under the Original Merger Agreement and is included in Non-operating income on the consolidated statements of comprehensive income (loss).
(e) Reflects the fair value adjustment recorded within Loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
(f) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(g) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016 and is included in Preferred stock dividend requirements on the consolidated statements of comprehensive income (loss).
(h) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.
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

RELATED PARTY TRANSACTIONS
See Note 14 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
	(millions)
Operating revenues	$682.6	$670.8	$1,253.3	$1,242.9
Fuel and purchased power	(157.5)	(142.5)	(284.0)	(278.1)
Transmission	(28.2)	(17.2)	(51.3)	(40.7)
Other operating expenses	(238.3)	(238.5)	(482.3)	(476.4)
Costs to achieve the anticipated merger with Westar	12.6	(5.0)	(26.8)	(5.0)
Depreciation and amortization	(94.7)	(85.3)	(185.0)	(170.5)
Operating income	176.5	182.3	223.9	272.2
Non-operating income and expenses	9.0	(1.0)	11.9	(2.3)
Loss on Series B Preferred Stock dividend make-whole provisions	(57.1)	—	(57.1)	—
Interest charges	(145.3)	(132.9)	(211.9)	(184.1)
Income tax (expense) benefit	9.3	(17.1)	15.1	(28.8)
Income from equity investments	0.6	0.7	1.5	1.4
Net income (loss)	(7.0)	32.0	(16.6)	58.4
Preferred dividends	(15.1)	(0.4)	(30.2)	(0.8)
Earnings (loss) available for common shareholders	$(22.1)	$31.6	$(46.8)	$57.6
Reconciliation of gross margin to operating revenue:
Operating revenues	$682.6	$670.8	$1,253.3	$1,242.9
Fuel and purchased power	(157.5)	(142.5)	(284.0)	(278.1)
Transmission	(28.2)	(17.2)	(51.3)	(40.7)
Gross margin (a)	$496.9	$511.1	$918.0	$924.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Electric Utility Segment
Electric utility's net income decreased $19.9 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to:

•	a $14.2 million decrease in gross margin driven by cooler weather and a decrease in MEEIA throughput disincentive; partially offset by an increase in weather-normalized demand and new retail rates;

•	$5.7 million of costs to achieve the anticipated merger with Westar;

•	a $9.4 million increase in depreciation and amortization expense primarily driven by capital additions; and

•	an $11.4 million decrease in income tax expense primarily due to a decrease in pre-tax income partially offset by lower tax credits.
Electric utility's net income decreased $32.8 million year to date June 30, 2017, compared to the same period in 2016 primarily due to:

•
a $6.1 million decrease in gross margin driven by milder weather and a decrease in MEEIA throughput disincentive; partially offset by increases in weather-normalized demand and recovery of program costs for energy efficiency programs under MEEIA; and new retail rates;

•	a $6.5 million increase in other operating expenses primarily driven by an increase in program costs for energy efficiency programs under MEEIA;

•	$17.4 million of costs to achieve the anticipated merger with Westar;

•	a $14.5 million increase in depreciation and amortization expense primarily driven by capital additions; and

•	a $14.4 million decrease in income tax expense primarily due to a decrease in pre-tax income partially offset by lower tax credits.
Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $33.8 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to:

•
a $23.3 million decrease in operating expenses for costs to achieve the anticipated merger with Westar primarily due to a fair value adjustment to the forward contract to issue Series A Preferred Stock;

•
an $11.2 million increase in interest charges due to a $46.0 million increase in costs incurred to finance the acquisition of Westar under the Original Merger Agreement, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017, partially offset by a $34.8 million decrease in the mark-to-market loss on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes issued in March 2017;

•
a $10.6 million increase in interest income earned on the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of senior notes to finance the cash consideration for the acquisition of Westar under the Original Merger Agreement;

•	a $57.1 million mark-to-market loss on Series B Preferred Stock dividend make-whole provisions;

•	an $18.2 million increase in income tax benefits related to these items; and

•	a $15.1 million reduction to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016.
Great Plains Energy's corporate and other activities loss increased $71.6 million year to date June 30, 2017, compared to the same period in 2016 primarily due to:

•	a $4.4 million increase in operating expenses for costs to achieve the anticipated merger with Westar;

•
a $25.7 million increase in interest charges due to a $72.6 million increase in costs incurred to finance the acquisition of Westar under the Original Merger Agreement, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017, partially offset by a $46.9 million decrease in the mark-to-market loss on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes issued in March 2017;

•
a $15.2 million increase in interest income earned on the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of senior notes to finance the cash consideration for the acquisition of Westar under the Original Merger Agreement;

•	a $57.1 million mark-to-market loss on Series B Preferred Stock dividend make-whole provisions;

•	a $33.3 million increase in income tax benefits related to these items; and

•	a $30.2 million reduction to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016.
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
ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended June 30		Year to Date June 30
	2017	2016	2017	2016
	(millions)
Operating revenues	$682.6	$670.8	$1,253.3	$1,242.9
Fuel and purchased power	(157.5)	(142.5)	(284.0)	(278.1)
Transmission	(28.2)	(17.2)	(51.3)	(40.7)
Other operating expenses	(236.9)	(236.8)	(479.6)	(473.1)
Costs to achieve the anticipated merger with Westar	(5.7)	—	(17.4)	—
Depreciation and amortization	(94.7)	(85.3)	(185.0)	(170.5)
Operating income	159.6	189.0	236.0	280.5
Non-operating income and expenses	(1.3)	(0.5)	(1.4)	(0.8)
Interest charges	(50.1)	(49.0)	(100.2)	(98.1)
Income tax expense	(39.8)	(51.2)	(49.9)	(64.3)
Net income	$68.4	$88.3	$84.5	$117.3
Reconciliation of gross margin to operating revenue
Operating revenues	$682.6	$670.8	$1,253.3	$1,242.9
Fuel and purchased power	(157.5)	(142.5)	(284.0)	(278.1)
Transmission	(28.2)	(17.2)	(51.3)	(40.7)
Gross margin (a)	$496.9	$511.1	$918.0	$924.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended June 30	2017	2016	Change (c)	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$263.5	$270.7	(3)	1,932	2,016	(4)
Commercial	277.8	269.9	3	2,626	2,609	1
Industrial	61.0	61.1	—	758	787	(4)
Other retail revenues	4.6	5.3	(14)	26	29	(9)
Provision for rate refund	3.5	(8.1)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	12.7	17.8	(29)	N/A	N/A	N/A
Total retail	623.1	616.7	1	5,342	5,441	(2)
Wholesale revenues	45.3	39.7	14	1,963	2,045	(4)
Other revenues	14.2	14.4	(1)	N/A	N/A	N/A
Operating revenues	682.6	670.8	2	7,305	7,486	(2)
Fuel and purchased power	(157.5)	(142.5)	11
Transmission	(28.2)	(17.2)	64
Gross margin (b)	$496.9	$511.1	(3)
(a) Consists of recovery of program costs of $10.3 million and $9.0 million for the three months ended June 30, 2017, and 2016, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $2.4 million and $8.8 million for the three months ended June 30, 2017, and 2016, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2017	2016	Change (c)	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$481.8	$496.9	(3)	3,960	4,092	(3)
Commercial	509.5	501.4	2	5,167	5,162	—
Industrial	110.9	111.8	(1)	1,497	1,552	(4)
Other retail revenues	9.2	10.6	(13)	53	58	(9)
Provision for rate refund	7.3	(14.7)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	28.2	30.6	(8)	N/A	N/A	N/A
Total retail	1,146.9	1,136.6	1	10,677	10,864	(2)
Wholesale revenues	75.5	76.5	(1)	3,911	4,401	(11)
Other revenues	30.9	29.8	4	N/A	N/A	N/A
Operating revenues	1,253.3	1,242.9	1	14,588	15,265	(4)
Fuel and purchased power	(284.0)	(278.1)	2
Transmission	(51.3)	(40.7)	26
Gross margin (b)	$918.0	$924.1	(1)
(a) Consists of recovery of program costs of $24.1 million and $17.0 million year to date June 30, 2017, and 2016, respectively, that have a direct offset in utility operating and maintenance expenses, recovery of throughput disincentive of $3.9 million and $13.6 million year to date June 30, 2017, and 2016, respectively, and an earnings opportunity of $0.2 million year to date June 30, 2017.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

Electric utility's gross margin decreased $14.2 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily driven by:

•	an estimated $22 million decrease due to cooler weather driven by a 17% decrease in cooling degree days;

•	a $6.4 million decrease in MEEIA throughput disincentive;

•	an estimated $13 million increase due to weather-normalized retail demand; and

•	an estimated $3 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017.
Electric utility's gross margin decreased $6.1 million year to date June 30, 2017, compared to the same period in 2016 primarily driven by:

•	an estimated $24 million decrease due to weather driven by a 17% decrease in cooling degree days in the second quarter of 2017 and a 7% decrease in heating degree days in the first quarter of 2017;

•	a $9.7 million decrease in MEEIA throughput disincentive;

•	an estimated $19 million increase due to weather-normalized retail demand;

•	a $7.1 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $3 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses increased $6.5 million year to date June 30, 2017, compared to the same period in 2016 primarily due to a $7.1 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Electric Utility Costs to Achieve the Anticipated Merger with Westar
Electric utility's costs to achieve the anticipated merger with Westar of $5.7 million and $17.4 million for the three months ended and year to date June 30, 2017, respectively, reflects consulting fees, certain severance expenses and other transition costs related to the anticipated merger with Westar.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $9.4 million and $14.5 million, respectively, for the three months ended and year to date June 30, 2017, compared to the same periods in 2016 primarily due to capital additions.
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $11.4 million and $14.4 million, respectively, for the three months ended and year to date June 30, 2017, compared to the same periods in 2016 primarily due to decreased pre-tax income partially offset by lower tax credits.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(June 30, 2017 compared to December 31, 2016)

•
Great Plains Energy's cash and cash equivalents increased $5.3 billion due to the proceeds from Great Plains Energy's March 2017 issuance of $4.3 billion senior notes and the maturity of a $1.0 billion time deposit.

•	Great Plains Energy's time deposit decreased $1.0 billion due to its maturity.

•
Great Plains Energy's interest rate derivative instruments decreased $30.1 million due to a mark-to-market loss on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017 to finance a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement.

•
Great Plains Energy's plant to be retired, net increased $149.2 million in connection with the expected retirement of GMO's Sibley No. 3 Unit. See Note 19 to the consolidated financial statements for additional information.

•
Great Plains Energy's commercial paper increased $89.8 million due to an increase in commercial paper of $50.9 million at GMO and $38.9 million at KCP&L due to borrowings for capital expenditures and general corporate purposes.

•
Great Plains Energy's current maturities of long-term debt increased $100.0 million due to the reclassification of KCP&L's $350.0 million of 6.375% Senior Notes from long-term to current and the repayment at maturity of KCP&L's $250.0 million of 5.85% Senior Notes.

•	Great Plains Energy's accounts payable decreased $142.4 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $50.7 million primarily due to the timing of property tax payments.

•	Great Plains Energy's accrued interest increased $41.9 million primarily due to additional interest incurred from Great Plains Energy's issuance of $4.3 billion senior notes in March 2017.

•	Great Plains Energy's Series B Preferred Stock dividend make-whole provisions increased $57.1 million due to a fair value adjustment.

•
Great Plains Energy's long-term debt increased $4.2 billion due to the March 2017 issuance, at a discount, of Great Plains Energy's $4.3 billion senior notes and the June 2017 issuance, at a discount, of KCP&L's $300.0 million of 4.20% Senior Notes, partially offset by the reclassification of KCP&L's $350.0 million of 6.375% Senior Notes from long-term to current.

CAPITAL REQUIREMENTS AND LIQUIDITY
Great Plains Energy operates through its subsidiaries and has no material assets other than the stock of its subsidiaries and cash and cash equivalents.  Great Plains Energy's ability to make payments on its debt securities and its ability to pay dividends is dependent on its receipt of dividends or other distributions from its subsidiaries, proceeds from the issuance of its securities and borrowing under its revolving credit facility.
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements, including the redemption of the previously issued debt and preferred stock issued in contemplation of the previous plan to acquire Westar, are discussed below.
Great Plains Energy's liquid resources at June 30, 2017, consisted of $6.5 billion of cash and cash equivalents on hand and $837.5 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $199.0 million from Great Plains Energy's revolving credit facility, $425.5 million from KCP&L's credit facilities and $213.0 million from GMO's credit facilities.  See Notes 4 and 9 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
The $6.5 billion of cash and cash equivalents on hand at June 30, 2017, is primarily the result of Great Plains Energy's equity issuances in October 2016 and debt issuance in March 2017, the proceeds of which were to be used to fund the majority of the cash consideration for the acquisition of Westar under the Original Merger Agreement. In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed the debt issued in March 2017 and issued a notice that it will redeem its Series B Preferred Stock in August 2017. See Note 2 to the consolidated financial statements for more information on the redemption of acquisition financing.
Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock in a series of transactions over time after the closing of the anticipated merger.

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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $15.0 million decrease in cash flows from operating activities for Great Plains Energy year to date June 30, 2017, compared to the same period in 2016 was primarily driven by costs to achieve the anticipated merger with Westar. Other changes in working capital are detailed in Note 3 to the consolidated financial statements.  The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's cash flows from investing activities increased $1.1 billion year to date June 30, 2017, compared to the same period in 2016 primarily due to $1.0 billion for proceeds from the maturity of a time deposit. Great Plains Energy had purchased the $1.0 billion time deposit in 2016 with a portion of the proceeds from its October 2016 common stock and depositary share offerings.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities increased $4.2 billion year to date June 30, 2017, compared to the same period in 2016 due to the proceeds from Great Plains Energy's March 2017 issuance of $4.3 billion senior notes and KCP&L's June 2017 issuance of $300.0 million senior notes. KCP&L used the proceeds from its debt issuance to repay $250.0 million of senior notes that matured in June 2017 and repay short-term borrowings.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In May 2017, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt through December 31, 2017. At June 30, 2017, KCP&L had utilized $300.0 million of this authorization.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At June 30, 2017, there was $828.2 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At June 30, 2017, there was $497.2 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At June 30, 2017, there were no outstanding payables under the money pool.

Significant Financing Activities
Great Plains Energy
In March 2017, Great Plains Energy issued, at a discount, the following series of unsecured senior notes:

•	$750.0 million of 2.50% Notes, maturing in 2020;

•	$1,150.0 million of 3.15% Notes, maturing in 2022;

•	$1,400.0 million of 3.90% Notes, maturing in 2027; and

•	$1,000.0 million of 4.85% Notes, maturing in 2047.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed each series of the senior notes issued in March 2017. See Note 10 to the consolidated financial statements for more information on the redemption of the senior notes.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy issued a redemption notice to holders of record of its Series B Preferred Stock. See Note 11 to the consolidated financial statements for more information on the redemption of the Series B Preferred Stock.
KCP&L
In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047, with proceeds used to repay $250.0 million of 5.85% Senior Notes that matured in June 2017 and repay short-term borrowings.
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
Year to date June 30, 2017, the Company contributed $16.0 million to the pension plans and expects to contribute an additional $63.6 million in 2017 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date June 30
	2017	2016
	(millions)
Operating revenues	$878.6	$876.5
Fuel and purchased power	(190.3)	(180.2)
Transmission	(33.1)	(30.3)
Other operating expenses	(337.8)	(335.3)
Costs to achieve the anticipated merger with Westar	(11.8)	—
Depreciation and amortization	(133.6)	(122.2)
Operating income	172.0	208.5
Non-operating income and expenses	(0.2)	0.2
Interest charges	(71.2)	(70.2)
Income tax expense	(36.8)	(48.0)
Net income	$63.8	$90.5
Reconciliation of gross margin to operating revenue:
Operating revenues	$878.6	$876.5
Fuel and purchased power	(190.3)	(180.2)
Transmission	(33.1)	(30.3)
Gross margin (a)	$655.2	$666.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date June 30	2017	2016	Change	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$314.4	$321.0	(2)	2,383	2,469	(3)
Commercial	385.7	373.7	3	3,621	3,613	—
Industrial	72.3	70.8	2	860	903	(5)
Other retail revenues	5.4	6.6	(18)	38	43	(11)
Provision for rate refund	0.4	0.4	—	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	14.1	18.9	(26)	N/A	N/A	N/A
Total retail	792.3	791.4	—	6,902	7,028	(2)
Wholesale revenues	73.1	72.2	1	3,759	4,228	(11)
Other revenues	13.2	12.9	2	N/A	N/A	N/A
Operating revenues	878.6	876.5	—	10,661	11,256	(5)
Fuel and purchased power	(190.3)	(180.2)	6
Transmission	(33.1)	(30.3)	9
Gross margin (b)	$655.2	$666.0	(2)

(a)
Consists of recovery of program costs of $11.9 million and $10.3 million year to date June 30, 2017, and 2016, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $2.2 million and $8.6 million year to date June 30, 2017, and 2016, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L's gross margin decreased $10.8 million year to date June 30, 2017, compared to the same period in 2016 primarily driven by:

•	an estimated $18 million decrease due to weather driven by a 17% decrease in cooling degree days in the second quarter of 2017 and a 7% decrease in heating degree days in the first quarter of 2017;

•	a $6.4 million decrease in MEEIA throughput disincentive;

•	an estimated $10 million increase due to weather-normalized retail demand;

•	a $1.6 million increase in recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $3 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017.
KCP&L Other Operating Expenses (including operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses increased $2.5 million year to date June 30, 2017, compared to the same period in 2016 primarily driven by a $1.6 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
KCP&L Costs to Achieve the Anticipated Merger with Westar
KCP&L's costs to achieve the anticipated merger with Westar of $11.8 million year to date June 30, 2017, reflects consulting fees, certain severance expenses and other transition costs related to the anticipated merger with Westar.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $11.4 million year to date June 30, 2017, compared to the same period in 2016 primarily due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $11.2 million year to date June 30, 2017, compared to the same period in 2016 primarily due to decreased pre-tax income partially offset by lower tax credits.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 12 and 13 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report.  The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control.  Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2016 Form 10-K for each of Great Plains Energy and KCP&L.  There have been no material changes with regards to those risk factors except for the risk factors below. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L.  Risk factors of KCP&L are also risk factors of Great Plains Energy.
Risks Relating to the Anticipated Merger with Westar:
The value of the shares of Holdco common stock that Great Plains Energy's shareholders receive upon the consummation of the anticipated merger may be less than the value of the shares of Great Plains Energy common stock as of the date of the Amended Merger Agreement, or the date of this report.
The exchange ratio for Great Plains Energy in the Amended Merger Agreement is fixed and will not be adjusted in the event of any change in the stock price of Great Plains Energy prior to the anticipated merger. There may be a significant amount of time between the dates when the shareholders of each of Great Plains Energy and Westar vote on the Amended Merger Agreement at the shareholders’ meeting of each company and the date when the anticipated merger is completed. The absolute and relative price of shares of Great Plains Energy common stock may vary significantly between the date of this report, the date of the meetings and the date of the completion of the anticipated merger. These variations may be caused by, among other things, changes in the businesses, operations, results or prospects of Great Plains Energy and Westar, market expectations of the likelihood that the anticipated merger will be completed and the timing of completion, the prospects of post-merger operations, general market and economic conditions and other factors. In addition, it is impossible to predict accurately the market price of the Holdco common stock to be received by Great Plains Energy and Westar shareholders after the completion of the anticipated merger. Accordingly, the price of Great Plains Energy common stock on the date of this report and on the date of the meetings may not be indicative of the price immediately prior to completion of the anticipated merger and the price of Holdco common stock after the anticipated merger is completed.
The ability of Great Plains Energy and Westar to complete the anticipated merger is subject to various closing conditions, including the approval of Great Plains Energy and Westar shareholders of certain proposals related to the anticipated merger and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Great Plains Energy or cause the anticipated merger to be abandoned.
To complete the anticipated merger, Great Plains Energy and Westar shareholders must vote to adopt the Amended Merger Agreement. In addition, (1) each of Great Plains Energy and Westar must also make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, (2) the registration statement for the shares of Holdco common stock to be issued to Great Plains Energy and Westar shareholders in the anticipated merger must be declared effective and the listing of such shares on the New York Stock Exchange must be approved, (3) there cannot be any material adverse effect with respect to Great Plains Energy, Westar and their respective subsidiaries, (4) there cannot be any laws or judgments, whether preliminary, temporary or permanent, which may prevent, make illegal or prohibit the completion of the anticipated merger, (5) subject to certain materiality exceptions, the representations and warranties made by Great Plains Energy and Westar, respectively, must be accurate and the parties must comply with their respective obligations under the Amended Merger Agreement, (6) Great Plains Energy and Westar must receive certain tax opinions, (7) there cannot be any shares of Great Plains Energy preference stock outstanding and (8) Great Plains Energy must have not less than $1.25 billion in cash or cash equivalents on its balance sheet. If the foregoing conditions are not satisfied or waived, one or both of Great Plains Energy and Westar would not be required to complete the merger.
Great Plains Energy and Westar have not yet obtained the regulatory consents and approvals required to complete the anticipated merger. Governmental or regulatory agencies could seek to block or challenge the anticipated merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the anticipated merger. Great Plains Energy and Westar will be unable to complete the anticipated merger until the waiting period under the HSR Act has expired or been terminated and consents and approvals are received from FERC, the NRC, the MPSC, KCC and FCC (collectively referred to as the “required governmental approvals”). Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Amended Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Amended Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the anticipated merger.
Great Plains Energy and Westar believe that the anticipated merger will receive the necessary antitrust clearance. However, there can be no assurance that a challenge to the anticipated merger on antitrust grounds will not be made or, if such a challenge is made, of the result of such challenge.
Additionally, even after the statutory waiting period under the antitrust laws and even after completion of the anticipated merger, governmental authorities could seek to block or challenge the anticipated merger as they deem necessary or desirable in the public interest. In addition, in some jurisdictions, a private party could initiate an action under the antitrust laws challenging or seeking to enjoin the anticipated merger, before or after it is completed. Great Plains Energy or Westar may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
The shareholders’ meetings at which the Great Plains Energy shareholders and the Westar shareholders will vote on the transactions contemplated by the Amended Merger Agreement may take place before all such approvals have been obtained and, in cases where they have not been obtained, before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, if shareholder approval of the transactions contemplated by the Amended Merger Agreement is obtained at such meetings, Great Plains Energy and Westar may make decisions after the meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval. Such actions could have an adverse effect on the combined company.
In addition, the Amended Merger Agreement contains other customary closing conditions, which may not be satisfied or waived.
If Great Plains Energy and Westar are unable to complete the anticipated merger, Great Plains Energy would be subject to a number of risks, including the following:

•	Great Plains Energy would not realize the anticipated benefits of the anticipated merger, including, among other things, increased operating efficiencies and future cost savings;

•
the attention of management of Great Plains Energy may have been diverted to the anticipated merger rather than to its own operations and the pursuit of other opportunities that could have been beneficial;

•	the potential loss of key personnel during the pendency of the anticipated merger as employees may experience uncertainty about their future roles with the combined company;

•
Great Plains Energy will have been subject to certain restrictions on the conduct of their businesses, which may prevent Great Plains Energy from making certain acquisitions or dispositions or pursuing certain business opportunities while the anticipated merger is pending; and

•	the trading price of Great Plains Energy common stock may decline to the extent that the current market price reflects a market assumption that the anticipated merger will be completed.
Great Plains Energy can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals and other approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the anticipated merger. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the anticipated merger. The occurrence of any of these events individually or in combination could have a material adverse effect on the companies’ results of operations and the trading price of Great Plains Energy common stock.
The Amended Merger Agreement contains provisions that limit Great Plains Energy’s ability to pursue alternatives to the anticipated merger, could discourage a potential acquirer of Great Plains Energy from making a favorable alternative transaction proposal and, in certain circumstances, could require Great Plains Energy to pay a termination fee to the other party.
Great Plains Energy and Westar each are restricted from entering into alternative transactions. Unless and until the Amended Merger Agreement is terminated, subject to specified exceptions, each party is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. While either company’s board of directors is permitted to change its recommendation to shareholders prior to the applicable shareholders’ meeting under certain circumstances, namely if such company is in receipt of a superior proposal or an intervening event has occurred, before either company’s board of directors changes its recommendation to shareholders in such circumstances, such company must, if requested by the other company, negotiate with the other company regarding potential amendments to the Amended Merger Agreement. Great Plains Energy and Westar each may terminate the Amended Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the provisions of the Amended Merger Agreement restricting solicitation of alternative proposals and requiring payment of a termination fee in certain circumstances. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Great Plains Energy from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher market value than the market value proposed to be received or realized in the anticipated merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. As a result of these restrictions, Great Plains Energy may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to Westar.
The Amended Merger Agreement provides that in connection with the termination of the Amended Merger Agreement under specified circumstances relating to a failure to obtain regulatory approvals, a final and nonappealable order enjoining the consummation of the anticipated merger in connection with regulatory approvals or failure by Great Plains Energy to comply with its obligations under the Amended Merger Agreement to consummate the closing of the anticipated merger once all of the conditions have been satisfied, Great Plains Energy may be required to pay Westar a termination fee of $190 million. Similarly, in the event that the Amended Merger Agreement is terminated by Great Plains Energy under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal or by Westar as a result of Great Plains Energy’s board of directors changing its recommendation of the anticipated merger prior to the Great Plains Energy shareholder approval having been obtained, Great Plains Energy may be required to pay Westar a termination fee of $190 million. Additionally, if the Amended Merger Agreement is terminated by either Great Plains Energy or Westar as a result of the Great Plains Energy shareholders not approving the Amended Merger Agreement, Great Plains Energy may be required to pay Westar a termination fee of $80 million.

Great Plains Energy will be subject to various uncertainties while the anticipated merger is pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers, or customers.
Uncertainty about the effect of the anticipated merger on employees, suppliers and customers may have an adverse effect on Great Plains Energy. Although Great Plains Energy intends to take steps designed to reduce any adverse effects, these uncertainties may impair the ability of Great Plains Energy to attract, retain and motivate key personnel until the anticipated merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Great Plains Energy to seek to change or terminate existing business relationships with Great Plains Energy or not enter into new relationships or transactions.
Employee retention and recruitment may be particularly challenging prior to the completion of the anticipated merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite Great Plains Energy’s retention and recruiting efforts, key employees depart or fail to continue employment because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Great Plains Energy’s financial results could be adversely affected. Furthermore, the combined company’s operational and financial performance following the anticipated merger could be adversely affected if it is unable to retain key employees and skilled workers of Great Plains Energy. The loss of the services of key employees and skilled workers and their experience and knowledge regarding Great Plains Energy’s businesses could adversely affect the combined company’s future operating results and the successful ongoing operation of its businesses.
Great Plains Energy is subject to contractual restrictions in the Amended Merger Agreement that may hinder its operations pending the anticipated merger.
The Amended Merger Agreement restricts Great Plains Energy, without Westar’s consent, from making certain acquisitions and taking other specified actions until the anticipated merger occurs or the Amended Merger Agreement terminates. These restrictions may prevent Great Plains Energy from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the anticipated merger or termination of the Amended Merger Agreement.
Failure to complete the anticipated merger, or significant delays in completing the anticipated merger, could negatively affect the trading price of Great Plains Energy common stock and the future business and financial results of Great Plains Energy.
Completion of the anticipated merger is not assured and is subject to risks, including the risks that approval of the anticipated merger by the respective shareholders of Great Plains Energy and Westar or by governmental agencies is not obtained or that other closing conditions are not satisfied. If the anticipated merger is not completed, or if there are significant delays in completing the anticipated merger, it could negatively affect the trading price of Great Plains Energy common stock and its future business and financial results, and Great Plains Energy will be subject to several risks, including the following:

•	Great Plains Energy may be liable for damages to Westar under the terms and conditions of the Amended Merger Agreement;

•
negative reactions from the financial markets, including declines in the price of Great Plains Energy common stock due to the fact that current prices may reflect a market assumption that the anticipated merger will be completed; and

•	having to pay certain significant costs relating to the anticipated merger, including, in certain circumstances, a termination fee.
Failure to successfully combine the businesses of Great Plains Energy and Westar in the expected time frame may adversely affect the future results of the combined company, and, consequently, the value of the Holdco common stock that Great Plains Energy and Westar shareholders receive as the merger consideration.
The success of the anticipated merger will depend, in part, on the ability of the combined company to realize the anticipated benefits and efficiencies from combining the businesses of Great Plains Energy and Westar. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transactions may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the anticipated merger. These integration difficulties could result in a decline in the market value of Holdco common stock and, consequently, result in a decline in the market value of the Holdco common stock that Great Plains Energy and Westar shareholders receive as part of the merger consideration and continue to hold following consummation of the anticipated merger.

Great Plains Energy will incur significant transaction and other merger-related costs in connection with the anticipated merger.
Great Plains Energy has incurred and expects to incur additional costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the anticipated merger. Additional unanticipated costs may also be incurred in the integration of the businesses of Great Plains Energy and Westar. Any net benefit from the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term or at all.
The market price of Holdco’s common stock after the anticipated merger may be affected by factors different from those affecting the shares of Great Plains Energy or Westar currently.
Upon completion of the anticipated merger, the businesses of the combined company will differ from those of Great Plains Energy and Westar prior to the anticipated merger in important respects and, accordingly, the results of operations of the combined company and the market price of Holdco’s shares of common stock following the anticipated merger may be affected by factors different from those currently affecting the independent results of operations of Great Plains Energy and Westar.
Each of Westar and Great Plains Energy and their respective subsidiaries has substantial amounts of indebtedness. Consequently, the combined company will have substantial indebtedness following the anticipated merger. As a result, it may be difficult for the combined company to pay or refinance its debts or take other actions, and the combined company may need to divert its cash flow from operations to debt service payments.
The combined company’s debt service obligations with respect to this indebtedness could have an adverse impact on its earnings and cash flows for as long as the indebtedness is outstanding.
The combined company’s indebtedness could also have important consequences to holders of Holdco common stock. For example, it could:

•
make it more difficult for the combined company to pay or refinance its debts as they become due during adverse economic and industry conditions because any decrease in revenues could cause the combined company to not have sufficient cash flows from operations to make its scheduled debt payments;

•
require a substantial portion of the combined company’s cash flows from operations to be used for debt service payments, thereby reducing the availability of its cash flow to fund working capital, capital expenditures, acquisitions, dividend payments and other general corporate purposes;

•	result in a downgrade in the rating of the combined company’s indebtedness, which could limit its ability to borrow additional funds or increase the interest rates applicable to its indebtedness;

•	reduce the amount of credit available to Holdco and its subsidiaries to support its hedging activities; or

•	require that additional terms, conditions or covenants be placed on Holdco.
Based upon current levels of operations, Holdco expects to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the combined company’s existing credit facilities, indentures and other instruments governing its outstanding indebtedness, but there can be no assurance that the combined company will be able to repay or refinance such borrowings and obligations.

The anticipated benefits of combining the companies may not be realized.
Great Plains Energy entered into the Amended Merger Agreement with the expectation that the anticipated merger would result in various benefits, including, among other things, increased operating efficiencies and future cost savings that cannot be quantified at this time. Although Great Plains Energy expects to achieve the anticipated benefits of the anticipated merger, achieving them is subject to a number of uncertainties, including:

•
whether United States federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the anticipated merger impose conditions on the merger, which may have an adverse effect on the combined company, including its ability to achieve the anticipated benefits of the merger;

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
The anticipated merger may not be accretive to Great Plains Energy's earnings and may cause dilution to Great Plains Energy's earnings per share, which may negatively affect the market price of Holdco common stock that Great Plains Energy's shareholders receive upon the consummation of the anticipated merger.
Great Plains Energy currently anticipates that the anticipated merger will be accretive to Great Plains Energy's forecasted earnings per share on a standalone basis. This expectation is based on preliminary estimates, including with respect to the anticipated timing and amount of common stock repurchases following the closing of the merger, any of which may materially change. Great Plains Energy may encounter additional transaction and integration-related costs than it currently anticipates, may fail to realize all of the benefits anticipated in the merger or may be subject to other factors that affect preliminary estimates or its ability to realize operational efficiencies. Any of these factors could cause a decrease in the combined company's earnings per share or decrease or delay the expected accretive effect of the anticipated merger and contribute to a decrease in the price of Holdco common stock.
The anticipated merger will combine two companies that are currently affected by developments in the electric utility industry, including changes in regulation and increased competition. A failure to adapt to the changing regulatory environment after the anticipated merger could adversely affect the stability of the combined company’s earnings and could result in the erosion of its market positions, revenues and profits.
Because Great Plains Energy, Westar and their respective subsidiaries are regulated in the U.S. at the federal level and in several states, the two companies have been and will continue to be affected by legislative and regulatory developments. After the anticipated merger, the combined company and/or its subsidiaries will be subject in the U.S. to extensive federal regulation as well as to state regulation in Missouri and Kansas. Each of these jurisdictions has implemented, is in the process of implementing or possibly will implement changes to the regulatory and legislative framework applicable to the electric utility industry. These changes could have a material adverse effect on the combined company.
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

The market value of Holdco common stock that Great Plains Energy's shareholders receive upon the consummation of the anticipated merger could decline if large amounts of its common stock are sold in anticipation of or following the merger.
Following the anticipated merger, former shareholders of Great Plains Energy will own interests in a combined company operating an expanded business with more assets and a different mix of liabilities. Current shareholders of Great Plains Energy may not wish to continue to invest in the combined company, or may wish to reduce their investment in the combined company, in order to comply with institutional investing guidelines, to increase diversification or to track any rebalancing of stock indices in which Great Plains Energy common stock is or was included. If, before or following the anticipated merger, large amounts of Holdco common stock are sold, the price of its common stock could decline.
The price of Holdco common stock that Great Plains Energy's shareholders receive upon the consummation of the anticipated merger may experience volatility.
Following the consummation of the anticipated merger, the price of Holdco common stock may be volatile. Some of the factors that could affect the price of Holdco common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, the ability of Holdco to implement its integration strategy and to realize the expected synergies and other benefits from the anticipated merger and speculation in the press or investment community about Holdco's financial condition or results of operations. General market conditions and U.S. economic factors and political events unrelated to the performance of Holdco may also affect its stock price. For these reasons, shareholders should not rely on recent trends in the price of Great Plains Energy common stock to predict the future price of Holdco’s common stock or its financial results.
Operational Risks:
KCP&L is exposed to risks associated with the ownership and operation of a nuclear generating unit, which could result in an adverse effect on the Companies' business and financial results.
On March 29, 2017, Westinghouse Electric Company, LLC (Westinghouse) filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Wolf Creek contracts with Westinghouse for nuclear fuel fabrications and reactor services. Westinghouse has stated that it intends to continue normal business operations. However, if Westinghouse did not perform under its contracts with Wolf Creek it could result in an extended outage at Wolf Creek. An extended outage of Wolf Creek could have a material adverse effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

2.1	*
Amended and Restated Merger Agreement, dated as of July 9, 2017, by and among Great Plains Energy Incorporated, Westar Energy, Inc., Monarch Energy Holding, Inc., King Energy, Inc. and, solely for the purposes set forth therein, GP Star, Inc. (Exhibit 2.1 to Form 8-K filed on July 10, 2017).
Great Plains Energy

4.1	*	Supplemental Indenture No. 6 dated as of June 15, 2017 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 15, 2017).	Great Plains Energy KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	August 9, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 9, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	August 9, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	August 9, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)