Form 10-Q
period 2017-09-30
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2017-11-01
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

On October 31, 2017, Great Plains Energy Incorporated had 215,661,646 shares of common stock outstanding.  On October 31, 2017, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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

CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the anticipated merger transaction of Great Plains Energy and Westar Energy, Inc. (Westar), including those that relate to the expected financial and operational benefits of the merger to the companies and their shareholders (including cost savings, operational efficiencies and the impact of the anticipated merger on earnings per share), the expected timing of closing, the outcome of regulatory proceedings, cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, employee issues and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and Westar; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's and Westar's ability to successfully manage and integrate their respective transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy and Westar to obtain the regulatory and shareholder approvals necessary to complete the anticipated merger or the imposition of adverse conditions or costs in connection with obtaining regulatory approvals; the risk that a condition to the closing of the anticipated merger may not be satisfied or that the anticipated merger may fail to close; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated merger; the costs incurred to consummate the anticipated merger; the possibility that the expected value creation from the anticipated merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; the credit ratings of the combined company following the anticipated merger; disruption from the anticipated merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time and attention on the anticipated merger; and other risks and uncertainties.
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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc. and King Energy, Inc.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
DOJ	Department of Justice
EIRR	Environmental Improvement Revenue Refunding
EPA	Environmental Protection Agency
EPS	Earnings (loss) per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GP Star	GP Star, Inc.
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
Holdco	Monarch Energy Holding, Inc., a Missouri corporation
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MEEIA	Missouri Energy Efficiency Investment Act
Merger Sub	King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO
MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour

Abbreviation or Acronym	Definition

NRC	Nuclear Regulatory Commission
OMERS	OCM Credit Portfolio LP
Original Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and GP Star, Inc.
SEC	Securities and Exchange Commission
Series A Preferred Stock	7.25% Mandatory Convertible Preferred Stock, Series A
Series B Preferred Stock	7.00% Series B Mandatory Convertible Preferred Stock
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART I
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,097.9	$1,293.1
Time deposit	—	1,000.0
Receivables, net	186.4	166.0
Accounts receivable pledged as collateral	195.0	172.4
Fuel inventories, at average cost	89.2	108.8
Materials and supplies, at average cost	171.9	162.2
Deferred refueling outage costs	10.2	22.3
Refundable income taxes	1.4	—
Interest rate derivative instruments	77.4	79.3
Prepaid expenses and other assets	31.5	55.4
Total	1,860.9	3,059.5
Utility Plant, at Original Cost
Electric	13,552.9	13,597.7
Less - accumulated depreciation	5,149.5	5,106.9
Net utility plant in service	8,403.4	8,490.8
Construction work in progress	415.0	403.9
Plant to be retired, net	146.3	—
Nuclear fuel, net of amortization of $196.2 and $172.1	64.9	62.0
Total	9,029.6	8,956.7
Investments and Other Assets
Nuclear decommissioning trust fund	247.5	222.9
Regulatory assets	1,005.5	1,048.0
Goodwill	169.0	169.0
Other	116.4	113.9
Total	1,538.4	1,553.8
Total	$12,428.9	$13,570.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$195.0	$172.4
Commercial paper	247.9	334.8
Current maturities of long-term debt	351.1	382.1
Accounts payable	196.8	323.7
Accrued taxes	127.0	33.3
Accrued interest	57.4	50.8
Accrued compensation and benefits	51.9	52.1
Pension and post-retirement liability	3.0	3.0
Other	62.2	32.6
Total	1,292.3	1,384.8
Deferred Credits and Other Liabilities
Deferred income taxes	1,422.6	1,329.7
Deferred tax credits	125.1	126.2
Asset retirement obligations	258.5	316.0
Pension and post-retirement liability	495.3	488.3
Regulatory liabilities	310.5	309.9
Other	90.1	87.9
Total	2,702.1	2,658.0
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,798,848 and 215,479,105 shares issued, stated value	4,231.1	4,217.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 0 and 862,500 shares issued and outstanding	—	836.2
Retained earnings	897.6	1,119.2
Treasury stock - 136,952 and 128,087 shares, at cost	(4.0)	(3.8)
Accumulated other comprehensive loss	(2.2)	(6.6)
Total shareholders' equity	5,122.5	6,162.0
Long-term debt (Note 11)	3,312.0	3,365.2
Total	8,434.5	9,527.2
Commitments and Contingencies (Note 13)
Total	$12,428.9	$13,570.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
Operating Revenues	(millions, except per share amounts)
Electric revenues	$857.2	$856.8	$2,110.5	$2,099.7
Operating Expenses
Fuel and purchased power	180.0	184.1	464.0	462.2
Transmission	29.1	23.8	80.4	64.5
Utility operating and maintenance expenses	187.9	193.3	555.0	553.1
Costs to achieve the anticipated merger with Westar Energy, Inc.	(2.4)	14.4	24.4	19.4
Depreciation and amortization	92.7	86.4	277.7	256.9
General taxes	63.5	63.7	176.1	174.5
Other	0.5	9.2	3.1	15.0
Total	551.3	574.9	1,580.7	1,545.6
Operating income	305.9	281.9	529.8	554.1
Other Income (Expense)
Non-operating income	8.1	4.3	27.6	9.7
Non-operating expenses	(20.3)	(3.0)	(27.9)	(10.7)
Loss on Series B Preferred Stock dividend make-whole provisions (Note 12)	(67.7)	—	(124.8)	—
Loss on extinguishment of debt (Note 11)	(82.8)	—	(82.8)	—
Total	(162.7)	1.3	(207.9)	(1.0)
Interest charges	(30.9)	(67.6)	(242.8)	(251.7)
Income before income tax expense and income from equity investments	112.3	215.6	79.1	301.4
Income tax expense	(102.3)	(82.7)	(87.2)	(111.5)
Income from equity investments, net of income taxes	0.5	0.7	2.0	2.1
Net income (loss)	10.5	133.6	(6.1)	192.0
Preferred stock dividend requirements and redemption premium	7.1	0.9	37.3	1.7
Earnings (loss) available for common shareholders	$3.4	$132.7	$(43.4)	$190.3

Average number of basic common shares outstanding	215.6	154.6	215.5	154.5
Average number of diluted common shares outstanding	215.7	154.9	215.5	154.9

Basic and diluted earnings (loss) per common share	$0.02	$0.86	$(0.20)	$1.23

Cash dividends per common share	$0.275	$0.2625	$0.825	$0.7875
Comprehensive Income (Loss)
Net income (loss)	$10.5	$133.6	$(6.1)	$192.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.3	1.3	4.1	4.1
Derivative hedging activity, net of tax	1.3	1.3	4.1	4.1
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.2	0.3	0.4
Change in unrecognized pension expense, net of tax	0.1	0.2	0.3	0.4
Total other comprehensive income	1.4	1.5	4.4	4.5
Comprehensive income (loss)	$11.9	$135.1	$(1.7)	$196.5
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2017	2016
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(6.1)	$192.0
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	277.7	256.9
Amortization of:
Nuclear fuel	24.1	22.4
Other	55.2	52.4
Deferred income taxes, net	89.7	109.9
Investment tax credit amortization	(1.1)	(1.1)
Income from equity investments, net of income taxes	(2.0)	(2.1)
Fair value impacts of interest rate swaps	1.9	78.8
Loss on Series B Preferred Stock dividend make-whole provisions (Note 12)	124.8	—
Loss on extinguishment of debt (Note 11)	82.8	—
Other operating activities (Note 3)	2.7	(24.4)
Net cash from operating activities	649.7	684.8
Cash Flows from Investing Activities
Utility capital expenditures	(392.5)	(435.3)
Allowance for borrowed funds used during construction	(5.1)	(4.7)
Purchases of nuclear decommissioning trust investments	(23.8)	(23.7)
Proceeds from nuclear decommissioning trust investments	21.3	21.2
Proceeds from time deposit	1,000.0	—
Other investing activities	(30.7)	(48.7)
Net cash from investing activities	569.2	(491.2)
Cash Flows from Financing Activities
Issuance of common stock	2.9	2.4
Issuance of long-term debt	4,591.1	—
Issuance fees	(38.3)	(68.7)
Repayment of long-term debt, including redemption premium	(4,725.1)	(1.1)
Net change in short-term borrowings	(86.9)	27.1
Net change in collateralized short-term borrowings	22.6	15.0
Dividends paid	(212.7)	(122.5)
Redemption of preferred stock	(963.4)	(40.1)
Purchase of treasury stock	(4.1)	(4.9)
Other financing activities	(0.2)	(0.1)
Net cash from financing activities	(1,414.1)	(192.9)
Net Change in Cash and Cash Equivalents	(195.2)	0.7
Cash and Cash Equivalents at Beginning of Year	1,293.1	11.3
Cash and Cash Equivalents at End of Period	$1,097.9	$12.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity
(Unaudited)

Year to Date September 30	2017		2016
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	215,479,105	$4,217.0	154,504,900	$2,646.7
Issuance of common stock	319,743	11.6	420,207	12.5
Equity compensation expense, net of forfeitures		4.0		3.1
Unearned Compensation
Issuance of restricted common stock		(2.3)		(2.8)
Forfeiture of restricted common stock		0.6		—
Compensation expense recognized		1.7		2.0
Other		(1.5)		0.2
Ending balance	215,798,848	4,231.1	154,925,107	2,661.7
Cumulative Preferred Stock
Beginning balance	—	—	390,000	39.0
Redemption of cumulative preferred stock	—	—	(390,000)	(39.0)
Ending balance	—	—	—	—
Preference Stock
Beginning balance	862,500	836.2	—	—
Redemption of Series B Preferred Stock	(862,500)	(836.2)	—	—
Ending balance	—	—	—	—
Retained Earnings
Beginning balance		1,119.2		1,024.4
Net income (loss)		(6.1)		192.0
Redemption premium on preferred stock		(2.4)		(0.6)
Dividends:
Common stock ($0.825 and $0.7875 per share)		(177.8)		(121.8)
Preferred stock - at required rates		(34.9)		(0.7)
Performance shares		(0.4)		(0.6)
Ending balance		897.6		1,092.7
Treasury Stock
Beginning balance	(128,087)	(3.8)	(101,229)	(2.6)
Treasury shares acquired	(145,301)	(4.2)	(136,562)	(4.1)
Treasury shares reissued	136,436	4.0	109,695	2.9
Ending balance	(136,952)	(4.0)	(128,096)	(3.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(6.6)		(12.0)
Derivative hedging activity, net of tax		4.1		4.1
Change in unrecognized pension expense, net of tax		0.3		0.4
Ending balance		(2.2)		(7.5)
Total Great Plains Energy Shareholders' Equity		$5,122.5		$3,743.1
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$4.6	$4.5
Receivables, net	143.8	139.1
Related party receivables	82.1	67.2
Accounts receivable pledged as collateral	130.0	110.0
Fuel inventories, at average cost	62.1	72.9
Materials and supplies, at average cost	126.1	118.9
Deferred refueling outage costs	10.2	22.3
Refundable income taxes	—	12.7
Prepaid expenses and other assets	26.9	27.9
Total	585.8	575.5
Utility Plant, at Original Cost
Electric	10,120.8	9,925.1
Less - accumulated depreciation	4,012.7	3,858.4
Net utility plant in service	6,108.1	6,066.7
Construction work in progress	310.8	300.4
Nuclear fuel, net of amortization of $196.2 and $172.1	64.9	62.0
Total	6,483.8	6,429.1
Investments and Other Assets
Nuclear decommissioning trust fund	247.5	222.9
Regulatory assets	761.4	801.8
Other	39.1	29.1
Total	1,048.0	1,053.8
Total	$8,117.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	September 30	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$130.0	$110.0
Commercial paper	72.0	132.9
Current maturities of long-term debt	350.0	281.0
Accounts payable	154.1	231.6
Accrued taxes	137.2	27.0
Accrued interest	40.5	32.4
Accrued compensation and benefits	51.9	52.1
Pension and post-retirement liability	1.6	1.6
Other	44.0	11.4
Total	981.3	880.0
Deferred Credits and Other Liabilities
Deferred income taxes	1,266.4	1,228.3
Deferred tax credits	122.0	122.8
Asset retirement obligations	228.7	278.0
Pension and post-retirement liability	473.1	465.8
Regulatory liabilities	201.6	187.4
Other	72.3	70.6
Total	2,364.1	2,352.9
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	977.8	982.6
Accumulated other comprehensive loss	(0.4)	(4.2)
Total	2,540.5	2,541.5
Long-term debt (Note 11)	2,231.7	2,284.0
Total	4,772.2	4,825.5
Commitments and Contingencies (Note 13)
Total	$8,117.6	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
Operating Revenues	(millions)
Electric revenues	$595.7	$597.6	$1,474.3	$1,474.1
Operating Expenses
Fuel and purchased power	124.1	118.5	314.4	298.7
Transmission	19.8	14.5	52.9	44.8
Operating and maintenance expenses	125.6	131.9	374.2	379.6
Costs to achieve the anticipated merger with Westar Energy, Inc.	(1.5)	—	10.3	—
Depreciation and amortization	66.3	61.9	199.9	184.1
General taxes	51.4	51.0	140.2	136.9
Other	0.1	0.6	0.5	2.3
Total	385.8	378.4	1,092.4	1,046.4
Operating income	209.9	219.2	381.9	427.7
Other Income (Expense)
Non-operating income	2.7	3.6	6.9	7.5
Non-operating expenses	(2.0)	(1.9)	(6.4)	(5.6)
Total	0.7	1.7	0.5	1.9
Interest charges	(34.3)	(34.7)	(105.5)	(104.9)
Income before income tax expense	176.3	186.2	276.9	324.7
Income tax expense	(62.2)	(68.5)	(99.0)	(116.5)
Net income	$114.1	$117.7	$177.9	$208.2
Comprehensive Income
Net income	$114.1	$117.7	$177.9	$208.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	1.2	1.2	3.8	4.0
Derivative hedging activity, net of tax	1.2	1.2	3.8	4.0
Total other comprehensive income	1.2	1.2	3.8	4.0
Comprehensive income	$115.3	$118.9	$181.7	$212.2
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Year to Date September 30	2017	2016
Cash Flows from Operating Activities	(millions)
Net income	$177.9	$208.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	199.9	184.1
Amortization of:
Nuclear fuel	24.1	22.4
Other	23.4	25.6
Deferred income taxes, net	33.4	74.0
Investment tax credit amortization	(0.8)	(0.8)
Other operating activities (Note 3)	68.7	74.7
Net cash from operating activities	526.6	588.2
Cash Flows from Investing Activities
Utility capital expenditures	(295.1)	(286.1)
Allowance for borrowed funds used during construction	(4.2)	(3.8)
Purchases of nuclear decommissioning trust investments	(23.8)	(23.7)
Proceeds from nuclear decommissioning trust investments	21.3	21.2
Net money pool lending	—	(11.1)
Other investing activities	(17.0)	(23.8)
Net cash from investing activities	(318.8)	(327.3)
Cash Flows from Financing Activities
Issuance of long-term debt	299.2	—
Issuance fees	(3.0)	(0.2)
Repayment of long-term debt	(281.0)	—
Net change in short-term borrowings	(60.9)	(180.3)
Net change in collateralized short-term borrowings	20.0	—
Dividends paid to Great Plains Energy	(182.0)	(77.0)
Net cash from financing activities	(207.7)	(257.5)
Net Change in Cash and Cash Equivalents	0.1	3.4
Cash and Cash Equivalents at Beginning of Year	4.5	2.3
Cash and Cash Equivalents at End of Period	$4.6	$5.7
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Year to Date September 30	2017		2016
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		982.6		879.6
Net income		177.9		208.2
Cumulative effect of adoption of ASU 2016-09 (Note 1)		(0.7)		—
Dividends:
Common stock held by Great Plains Energy		(182.0)		(77.0)
Ending balance		977.8		1,010.8
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(4.2)		(9.6)
Derivative hedging activity, net of tax		3.8		4.0
Ending balance		(0.4)		(5.6)
Total Common Shareholder's Equity		$2,540.5		$2,568.3
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
Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic earnings (loss) per common share (EPS), preferred stock dividend requirements and redemption premium are deducted from net income (loss) before dividing by the average number of common shares outstanding. To determine diluted EPS, preferred stock dividend requirements and redemption premium are deducted from net income (loss) before dividing by the diluted average number of common shares outstanding. The effect of dilutive securities assumes the issuance of common shares applicable to performance shares and restricted stock calculated using the treasury stock method.

The following table reconciles Great Plains Energy's basic and diluted EPS.

	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
Income (loss)	(millions, except per share amounts)
Net income (loss)	$10.5	$133.6	$(6.1)	$192.0
Less: preferred stock dividend requirements and redemption premium	7.1	0.9	37.3	1.7
Earnings (loss) available for common shareholders	$3.4	$132.7	$(43.4)	$190.3
Common Shares Outstanding
Average number of common shares outstanding	215.6	154.6	215.5	154.5
Add: effect of dilutive securities	0.1	0.3	—	0.4
Diluted average number of common shares outstanding	215.7	154.9	215.5	154.9
Basic and diluted EPS	$0.02	$0.86	$(0.20)	$1.23

There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended September 30, 2017 and 2016 or for year to date September 30, 2016. Anti-dilutive shares excluded from the computation of diluted EPS for year to date September 30, 2017 were 53,079 performance shares and 136,970 restricted stock shares.
Dividends Declared
In October 2017, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable December 20, 2017, to shareholders of record as of November 29, 2017.

In October 2017, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $30.0 million payable on December 19, 2017.
New Accounting Standards
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component. The Companies plan to adopt ASU No. 2017-07 on January 1, 2018, and do not expect it to have a material impact on their consolidated financial statements as the impacts of adoption will be limited to changes in the classification of non-service cost.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires an entity that is a lessee to record a right-of-use asset and a lease liability for lease payments on the balance sheet for all leases with terms longer than

12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The new guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is required to be applied using a modified retrospective approach.  Great Plains Energy and KCP&L plan to adopt the new guidance on January 1, 2019. The Companies expect that the new guidance will affect the balance sheet by increasing the assets and liabilities recorded related to operating leases and continue to evaluate the effect that ASU No. 2016-02 will have on their income statement, statement of cash flows and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it becomes effective. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The Companies plan to adopt ASU No. 2014-09 on January 1, 2018. The standard permits the use of either the full retrospective or modified retrospective transition method. The Companies plan to apply the guidance using the modified retrospective transition method. The Companies have completed a review of their revenue arrangements and do not expect the standard to have a material impact on the amount or timing of revenue recognition within their consolidated financial statements. Great Plains Energy and KCP&L continue to evaluate the disclosure requirements and internal control impacts of the new standard on their consolidated financial statements and will finalize these evaluations by the end of 2017.
2. ANTICIPATED MERGER WITH WESTAR ENERGY, INC.
On May 29, 2016, Great Plains Energy entered into an Agreement and Plan of Merger (Original Merger Agreement) by and among Great Plains Energy, Westar Energy, Inc. (Westar), and, from and after its accession to the Original Merger Agreement, GP Star, Inc., a Kansas corporation and wholly owned subsidiary of Great Plains Energy (GP Star). Pursuant to the Original Merger Agreement, Great Plains Energy would have acquired Westar for (i) $51.00 in cash and (ii) a number of shares of Great Plains Energy common stock, equal to an exchange ratio for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy. The acquisition was subject to various shareholder and regulatory approvals, including from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC), and The Federal Energy Regulatory Commission (FERC).
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
KCC Approval
In August 2017, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated merger with Westar. Under applicable Kansas regulations, KCC has 300 days following the filing to rule on the transaction. A decision from KCC on this joint application is expected in the first half of 2018.
MPSC Approval
In August 2017, Great Plains Energy, KCP&L, GMO and Westar filed a joint application with the MPSC for approval of the anticipated merger with Westar. An evidentiary hearing in the case is expected to occur in March 2018. While there is not a statutory deadline for an MPSC ruling on the joint application, a decision from the MPSC is expected in the first half of 2018.
Other Approvals
In September 2017, Great Plains Energy and Westar filed applications with FERC and the NRC for approval of the merger. In October 2017, the Securities and Exchange Commission (SEC) declared effective a registration statement on Form S-4 of Holdco including a joint proxy statement of Great Plains Energy and Westar that will be used in connection with Great Plains Energy's and Westar's special shareholder meetings on November 21, 2017, and the registration of shares of Holdco common stock to be issued to Great Plains Energy's and Westar's shareholders at the closing of the anticipated merger.
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
Shareholder Lawsuits
Following the announcement of the Original Merger Agreement in May 2016, two putative class action complaints (which were consolidated and superseded by a consolidated complaint) were filed in the District Court of Shawnee County, Kansas. On October 20, 2017, the lead plaintiff in that consolidated putative class action filed an amended class action petition. The amended petition names as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The amended petition challenges the proposed merger and alleges breaches of fiduciary duties against the Westar Board in connection with the proposed merger, including the duty of candor, and that Westar, Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties.

On September 21, 2017, a putative class action lawsuit was filed in the United States District Court for the District of Kansas. The federal class action complaint names as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The complaint challenges the merger and alleges violations of section 14(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) against all of the defendants and violations of section 20(a) of the Exchange Act against the Westar Board.
On October 6, 2017, a putative class action lawsuit was filed in the United States District Court for the District of Kansas. The federal class action complaint names as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The complaint challenges the proposed merger and alleges violations of section 14(a) of the Exchange Act against Westar and the Westar Board and violations of section 20(a) of the Exchange Act against the Westar Board, Great Plains Energy, Holdco and Merger Sub.
On October 13, 2017, a putative class action lawsuit was filed in the United States District Court for the Western District of Missouri, Western Division. The federal class action complaint names as defendants Great Plains Energy and the Great Plains Energy Board. The complaint challenges the proposed merger and alleges violations of section 14(a) of the Exchange Act against all of the defendants and violations of section 20(a) of the Exchange Act against the Great Plains Energy Board.
On October 18, 2017, a putative derivative complaint was filed in Shawnee County, Kansas. This putative derivative action names as defendants the Westar Board, Great Plains Energy, Holdco and Merger Sub, with Westar named as a nominal defendant. The complaint challenges the proposed merger and alleges that the Westar Board determined to forego a $380 million break-up fee allegedly payable to Westar associated with the Original Merger Agreement, breached their fiduciary duties to Westar shareholders in connection with the proposed merger, and that Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties.
Great Plains Energy does not believe these suits will impact the completion of the anticipated merger with Westar and they are not expected to have a material impact on Great Plains Energy's consolidated financial statements. While Great Plains Energy believes that dismissal of these lawsuits is warranted, the outcome of any litigation is inherently uncertain.
Redemption of Acquisition Financing
In order to fund the cash portion of the acquisition under the Original Merger Agreement, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) for total net proceeds of $836.2 million in October 2016 and issued, at a discount, $4.3 billion of unsecured senior notes in March 2017. Great Plains Energy also entered into a stock purchase agreement with OCM Credit Portfolio LP (OMERS), pursuant to which Great Plains Energy would issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock), without par value, for an aggregate purchase price equal to $750 million at the closing of the acquisition.
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
As a result of the Amended Merger Agreement, the following occurred with regards to Great Plains Energy's acquisition financing arrangements:

•
In July 2017, Great Plains Energy redeemed its $4.3 billion of unsecured senior notes at a redemption price of 101% of the aggregate principle amount, plus accrued and unpaid interest. See Note 11 for additional information;

•
In August 2017, Great Plains Energy redeemed its Series B Preferred Stock at a redemption price that was equal to a make-whole formula set forth in the terms of the Series B Preferred Stock. See Note 12 for additional information;

•
In July 2017, Great Plains Energy and OMERS terminated their stock purchase agreement for $750 million of Series A Preferred Stock. As a result of this termination, Great Plains Energy recorded $15 million of previously deferred offering fees to non-operating expenses in the third quarter of 2017; and

•	In July 2017, Great Plains Energy terminated its $864.5 million unsecured bridge term loan facility.
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
3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year to Date September 30	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$(20.4)	$(45.9)
Accounts receivable pledged as collateral	(22.6)	(15.0)
Fuel inventories	19.6	19.8
Materials and supplies	(9.7)	(5.3)
Accounts payable	(125.7)	(119.8)
Accrued taxes	92.4	97.2
Accrued interest	6.6	16.7
Deferred refueling outage costs	12.1	7.5
Pension and post-retirement benefit obligations	52.0	53.2
Allowance for equity funds used during construction	(3.4)	(4.3)
Fuel recovery mechanisms	(10.1)	(16.8)
Other	11.9	(11.7)
Total other operating activities	$2.7	$(24.4)
Cash paid during the period:
Interest	$198.7	$130.2
Income taxes	$0.1	$0.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$31.2	$30.7

KCP&L Other Operating Activities
Year to Date September 30	2017	2016
Cash flows affected by changes in:	(millions)
Receivables	$(19.5)	$(53.5)
Accounts receivable pledged as collateral	(20.0)	—
Fuel inventories	10.8	12.7
Materials and supplies	(7.2)	(3.8)
Accounts payable	(75.1)	(80.3)
Accrued taxes	122.7	179.3
Accrued interest	8.1	8.9
Deferred refueling outage costs	12.1	7.5
Pension and post-retirement benefit obligations	48.6	53.7
Allowance for equity funds used during construction	(3.4)	(4.0)
Fuel recovery mechanisms	7.6	(31.0)
Other	(16.0)	(14.8)
Total other operating activities	$68.7	$74.7
Cash paid during the period:
Interest	$88.6	$86.7
Income taxes	$4.9	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$24.7	$25.7
4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	September 30	December 31
	2017	2016
Great Plains Energy	(millions)
Customer accounts receivable - billed	$25.0	$26.2
Customer accounts receivable - unbilled	114.9	79.1
Allowance for doubtful accounts - customer accounts receivable	(5.4)	(4.0)
Other receivables	51.9	64.7
Total	$186.4	$166.0
KCP&L
Customer accounts receivable - billed	$24.4	$25.5
Customer accounts receivable - unbilled	80.0	63.7
Allowance for doubtful accounts - customer accounts receivable	(2.8)	(1.8)
Other receivables	42.2	51.7
Total	$143.8	$139.1
Great Plains Energy's and KCP&L's other receivables at September 30, 2017, and December 31, 2016, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At September 30, 2017, and December 31, 2016, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $195.0 million and $172.4 million, respectively. At September 30, 2017, and December 31, 2016, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million and $110.0 million, respectively. In September 2017, KCP&L and GMO amended their respective receivable sale agreements with Victory Receivables Corporation to extend the termination date to September 2018 and to allow for $130 million in aggregate outstanding principal amount of borrowings at any time for KCP&L and $50 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65 million from mid-June through mid-November for GMO.
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

Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels. The most recent study was submitted to the MPSC and KCC in September 2017 and is the basis for the current cost of decommissioning estimates in the following table. Funding levels included in KCP&L retail rates have not changed.

	KCC	MPSC
	(millions)
Current cost of decommissioning (in 2017 dollars)
Total Station	$813.7	$813.7
KCP&L's 47% Share	382.5	382.5

Future cost of decommissioning (in 2045-2053 dollars) (a)
Total Station	$1,982.4	$2,137.8
KCP&L's 47% Share	931.7	1,004.8

Annual escalation factor	2.91%	3.16%
Annual return on trust assets (b)	5.64%	5.46%
(a)Total future cost over an eight year decommissioning period
(b)The 5.64% KCC rate of return is through 2029 and then systematically decreases through 2053 to 0.32%. The 5.46% MPSC rate of return is through 2027 and then systematically decreases through 2053 to 2.22%. The KCC and MPSC rates of return systematically decrease based on the assumption that the fund's investment mix will become increasingly conservative as the decommissioning period approaches.
Nuclear Decommissioning Trust Fund
The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	September 30	December 31
	2017	2016
Decommissioning Trust	(millions)
Beginning balance January 1	$222.9	$200.7
Contributions	2.5	3.3
Earned income, net of fees	3.1	4.1
Net realized gains	0.5	0.3
Net unrealized gains	18.5	14.5
Ending balance	$247.5	$222.9
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	September 30, 2017				December 31, 2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$95.8	$79.2	$(0.8)	$174.2	$93.3	$62.1	$(1.5)	$153.9
Debt securities	67.3	2.7	(0.2)	69.8	63.4	2.3	(0.5)	65.2
Other	3.5	—	—	3.5	3.8	—	—	3.8
Total	$166.6	$81.9	$(1.0)	$247.5	$160.5	$64.4	$(2.0)	$222.9

The weighted average maturity of debt securities held by the trust at September 30, 2017, was approximately 9 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
	(millions)
Realized gains	$0.7	$0.6	$1.1	$1.5
Realized losses	(0.5)	(0.3)	(0.6)	(1.3)
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
7. GOODWILL
Accounting rules require goodwill to be tested for impairment annually and when an event occurs indicating the possibility that an impairment exists. The annual impairment test for the $169.0 million of GMO acquisition goodwill was conducted on September 1, 2017. The goodwill impairment test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill, to identify potential impairment. In the event that the carrying amount exceeds the fair value of the reporting unit, an impairment loss is recognized for the difference between the carrying amount of the reporting unit and its fair value. Great Plains Energy's regulated electric utility operations are considered one reporting unit for assessment of impairment, as they are included within the same operating segment and have similar economic characteristics. The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue; earnings before interest, income taxes, depreciation and amortization; net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit. Fair value of the reporting unit exceeded the carrying amount, including goodwill; therefore, there was no impairment of goodwill.

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

	Pension Benefits		Other Benefits
Three Months Ended September 30	2017	2016	2017	2016
Components of net periodic benefit costs	(millions)
Service cost	$11.0	$10.5	$0.5	$0.7
Interest cost	13.4	13.2	1.4	1.5
Expected return on plan assets	(12.8)	(12.3)	(0.7)	(0.8)
Prior service cost	0.2	0.2	—	0.3
Recognized net actuarial (gain)/loss	12.4	13.0	(0.1)	(0.3)
Net periodic benefit costs before regulatory adjustment	24.2	24.6	1.1	1.4
Regulatory adjustment	(0.2)	(1.1)	0.1	1.4
Net periodic benefit costs	$24.0	$23.5	$1.2	$2.8

	Pension Benefits		Other Benefits
Year to Date September 30	2017	2016	2017	2016
Components of net periodic benefit costs	(millions)
Service cost	$33.0	$31.5	$1.5	$2.0
Interest cost	40.2	39.7	4.1	4.6
Expected return on plan assets	(38.4)	(36.9)	(2.0)	(2.3)
Prior service cost	0.6	0.5	—	0.9
Recognized net actuarial (gain)/loss	37.2	38.9	(0.3)	(1.1)
Net periodic benefit costs before regulatory adjustment	72.6	73.7	3.3	4.1
Regulatory adjustment	2.3	(3.1)	1.9	4.4
Net periodic benefit costs	$74.9	$70.6	$5.2	$8.5
Year to date September 30, 2017, Great Plains Energy contributed $28.0 million to the pension plans and expects to contribute an additional $51.6 million in 2017 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2017, Great Plains Energy expects to make contributions of $4.1 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	Three Months Ended September 30		Year to Date September 30

	2017	2016	2017	2016
Great Plains Energy	(millions)
Equity compensation expense	$1.8	$0.4	$4.4	$3.9
Income tax benefit	0.6	—	1.7	1.3
KCP&L
Equity compensation expense	$1.2	$0.2	$2.9	$2.5
Income tax benefit	0.4	—	1.2	0.8
Performance Shares
Performance share activity year to date September 30, 2017, is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2017	625,100	$28.13
Granted	236,433	31.26
Earned	(212,992)	28.48
Forfeited	(97,036)	29.24
Ending balance September 30, 2017	551,505	29.12
* weighted-average
At September 30, 2017, the remaining weighted-average contractual term was 1.4 years.  There were no shares granted for the three months ended September 30, 2017, and 2016, respectively. The weighted-average grant-date fair value of shares granted was $31.26 and $31.41 year to date September 30, 2017, and 2016, respectively. At September 30, 2017, there was $7.5 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $6.1 million and $7.4 million year to date September 30, 2017, and 2016, respectively.
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

Restricted Stock
Restricted stock activity year to date September 30, 2017, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2017	249,672	$27.20
Granted and issued	78,840	28.60
Vested	(109,813)	27.48
Forfeited	(22,521)	27.26
Ending balance September 30, 2017	196,178	27.81
* weighted-average
At September 30, 2017, the remaining weighted-average contractual term was 1.4 years.  There were no shares granted for the three months ended September 30, 2017, and 2016, respectively. The weighted-average grant-date fair value of shares granted was $28.60 and $29.41 year to date September 30, 2017, and 2016, respectively. At September 30, 2017, there was $2.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $0.2 million and $3.0 million for the three months ended and year to date September 30, 2017, respectively. Total fair value of shares vested was $0.1 million and $1.7 million for the three months ended and year to date September 30, 2016.
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At September 30, 2017, Great Plains Energy was in compliance with this covenant.  At September 30, 2017, and December 31, 2016, Great Plains Energy had no outstanding cash borrowings and had issued $1.0 million in letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At September 30, 2017, KCP&L was in compliance with this covenant.  At September 30, 2017, KCP&L had $72.0 million of commercial paper outstanding at a weighted-average interest rate of 1.37%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, KCP&L had $132.9 million of commercial paper outstanding at a weighted-average interest rate of 0.98%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At

September 30, 2017, GMO was in compliance with this covenant.  At September 30, 2017, GMO had $175.9 million of commercial paper outstanding at a weighted-average interest rate of 1.41%, had issued letters of credit totaling $2.0 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, GMO had $201.9 million of commercial paper outstanding at a weighted-average interest rate of 1.02%, had issued letters of credit totaling $1.9 million and had no outstanding cash borrowings under the credit facility.
Great Plains Energy's $864.5 Million Term Loan Facility
In connection with the Original Merger Agreement, Great Plains Energy entered into a commitment letter for a 364-day senior unsecured bridge term loan facility, originally for an aggregate principal amount of $8.017 billion to support the anticipated transaction and provide flexibility for the timing of long-term financing. Following Great Plains Energy's completed acquisition financings, the aggregate principal amount of the facility was subsequently reduced to $864.5 million and the expiration date of the facility was extended to November 30, 2017. The remaining commitment of $864.5 million was terminated in July 2017 in connection with the Amended Merger Agreement.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		September 30	December 31
	Year Due	2017	2016
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds	2023	$79.5	$110.5
7.15% Series 2009A (8.59% rate)(a)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(a)		—	250.0
6.375% Series (7.49% rate)(a)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(a)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
4.20% Series	2047	300.0	—
EIRR Bonds
0.889% Series 2007A and 2007B(b)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(350.0)	(281.0)
Unamortized discount and debt issuance costs		(17.7)	(15.4)
Total KCP&L excluding current maturities(c)		2,231.7	2,284.0
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2018-2021	4.6	5.7
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(a)		—	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(101.1)
Unamortized discount and premium, net and debt issuance costs		(1.6)	(1.8)
Total Great Plains Energy excluding current maturities(c)		$3,312.0	$3,365.2

(a)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(b)	Variable rate

(c)
At September 30, 2017, and December 31, 2016, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

Great Plains Energy Senior Notes
In March 2017, Great Plains Energy issued, at a discount, the following series of unsecured senior notes in order to fund the majority of the cash portion of the acquisition of Westar under the Original Merger Agreement:

•	$750.0 million of 2.50% Notes, maturing in 2020;

•	$1,150.0 million of 3.15% Notes, maturing in 2022;

•	$1,400.0 million of 3.90% Notes, maturing in 2027; and

•	$1,000.0 million of 4.85% Notes, maturing in 2047.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close prior to November 30, 2017 and exercised its special optional redemption right to redeem each series of the senior notes issued in March 2017. The redemption price was equal to 101% of the principle amount of the senior notes, including accrued and unpaid interest, for a total redemption cost of $4,400.1 million. As a result of the redemption, Great Plains Energy recorded a loss on extinguishment of debt of $82.8 million in July 2017.
Great Plains Energy repaid its $100.0 million of 6.875% unsecured Senior Notes at maturity in September 2017.
KCP&L Senior Notes
In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047. KCP&L also repaid its $250.0 million of 5.85% unsecured Senior Notes at maturity in June 2017.
KCP&L General Mortgage Bonds
KCP&L repaid its $31.0 million secured Series 1992 EIRR bonds at maturity in July 2017.
12. PREFERRED STOCK
Series A Mandatory Convertible Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy will issue and sell to OMERS 750,000 shares of Series A Preferred Stock, for an aggregate purchase price equal to $750 million at the closing of the Original Merger Agreement.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy and OMERS terminated their stock purchase agreement for the Series A Preferred Stock. As a result of this termination, Great Plains Energy recorded $15 million of previously deferred offering fees to non-operating expenses in the third quarter of 2017.
Series B Mandatory Convertible Preferred Stock
Great Plains Energy's Series B Preferred Stock contained an acquisition termination redemption option whereby in the event that the Original Merger Agreement was terminated or if Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close or if the acquisition of Westar had not closed by November 30, 2017, then Great Plains Energy could at its sole option (but was not required to) redeem all of the Series B Preferred Stock. If exercised, the redemption price would be equal to either:
(a) $1,000 per share plus accumulated and unpaid dividends up to the redemption date; or
(b) if the average price of Great Plains Energy's common stock exceeded a certain threshold amount, then a repurchase price that is equal to a make-whole formula.
The Series B Preferred Stock also contained a fundamental change conversion option whereby upon the occurrence of certain events deemed to be a fundamental change, including an acquisition, liquidation, or delisting of Great Plains Energy common stock, holders of the Series B Preferred Stock could:
(a) convert their existing shares into shares of Great Plains Energy common stock; and
(b) receive a dividend make-whole payment.

As a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close and exercised its acquisition termination redemption option and redeemed the Series B Preferred Stock in August 2017. The Series B Preferred Stock was redeemed at a redemption price that was equal to a make-whole formula set forth in the terms of the Series B Preferred Stock. The total cost of the redemption was $963.4 million. Great Plains Energy made the entire redemption payment in cash.
The dividend make-whole provisions within both the acquisition termination redemption and fundamental change conversion options discussed above represented embedded derivatives that in accordance with GAAP, were accounted for on a combined basis separately from the Series B Preferred Stock and reported at fair value. The fair value of the Series B Preferred Stock dividend make-whole provisions at inception and December 31, 2016 was insignificant. As part of the $963.4 million redemption of the Series B Preferred Stock, the Series B Preferred Stock dividend make-whole provisions liability was settled in August 2017. For the three months ended and year to date September 30, 2017, Great Plains Energy recognized a loss of $67.7 million and $124.8 million, respectively, for the settlement of these provisions, which is recorded within loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
Great Plains Energy also recognized a redemption premium of $2.4 million in connection with the redemption of the Series B Preferred Stock for the three months ended and year to date September 30, 2017. This premium is represented as the difference between the redemption cost of $963.4 million and the $836.2 million carrying value of the Series B Preferred Stock, less the $124.8 million paid to settle the Series B Preferred Stock dividend make-whole provisions. The redemption premium is recorded as a reduction to earnings (loss) available for common shareholders and is recorded within preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income (loss).
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
In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the United States Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. In October 2017, the EPA proposed to repeal the Clean Power Plan on the basis that it exceeded the EPA’s statutory authority. The EPA has not yet determined if it will propose a new rule to replace the Clean Power Plan and if so, what form that rule would take and when it will do so. Compliance with the Clean Power Plan or any replacement rule has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of the EPA's proposal to repeal the Clean Power Plan and pending litigation is known.
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
In September 2015, the EPA finalized a revision of the technology-based effluent limitations guidelines and standards regulation to make the existing controls on discharges from steam electric power plants more stringent. The final rule sets the first federal limits on the levels of toxic metals in wastewater that can be discharged from power plants. The new requirements for existing power plants would be phased in between 2018 and 2023. The final rule establishes new or additional requirements for wastewaters associated with the following processes and byproducts at certain KCP&L and GMO stations: flue gas desulfurization, fly ash, bottom ash, flue gas mercury control, and combustion residual leachate from landfills and surface impoundments. In September 2017, the EPA announced it intends to conduct a rulemaking to potentially revise certain effluent limitations and standards for existing sources required by the rule. The EPA is postponing the earliest compliance dates for flue gas desulfurization and bottom ash transport waste water in the rule for a period of two years. Estimated capital costs to comply with the final rule are included in the estimated capital expenditures table above.
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
At September 30, 2017, and December 31, 2016, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at September 30, 2017, and December 31, 2016, Great Plains Energy had $1.4 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
In October 2016, MPS Merchant reached a settlement agreement, which was subsequently revised in February 2017, with certain California utilities and governmental agencies that would settle all issues in the case in exchange for $7.5 million of cash consideration as well as MPS Merchant's interest in additional funds it was entitled to during the refund period discussed above. In September 2017, the settlement agreement was approved by FERC and the settlement payment was made by MPS Merchant in October 2017. In accordance with the terms of the settlement agreement, the $7.5 million of cash consideration accrued interest at the FERC interest rate beginning on January 1, 2017, until the date of the payment of the settlement. At September 30, 2017, and December 31, 2016, Great Plains Energy had accrued for the cash consideration and any applicable interest pursuant to the settlement agreement.
15. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $49.2 million and $145.0 million, respectively, for the three months ended and year to date September 30, 2017. These costs totaled $48.9 million and $143.8 million, respectively, for the three months ended and year to date September 30, 2016.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At September 30, 2017, and December 31, 2016, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	September 30	December 31
	2017	2016
	(millions)
Net receivable from GMO	$55.1	$64.6
Net receivable from Great Plains Energy	27.0	2.6
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
Interest Rate Derivatives
In June 2016, Great Plains Energy entered into four interest rate swaps, with a total notional amount of $4.4 billion, to hedge against interest rate fluctuations on future issuances of long-term debt expected to be issued to finance a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement.  The interest rate swaps were designated as economic hedges (non-hedging derivatives). Settlement of the interest rate swaps was contingent on the consummation of the acquisition of Westar. In July 2017, the interest rate swap agreements were amended to make them contingent on the consummation of the anticipated merger with Westar under the Amended Merger Agreement by November 30, 2018.
In March 2017, in connection with Great Plains Energy's $4.3 billion senior note issuance, the settlement value of the interest rate swaps to Great Plains Energy of $140.6 million was fixed. Cash settlement of the $140.6 million is contingent on the consummation of the anticipated merger with Westar by November 30, 2018. The fair value of the interest rate swaps recorded on Great Plains Energy's balance sheets reflects a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of the interest rate swaps. The contingency factor was 0.45 and 0.35 at September 30, 2017, and December 31, 2016, respectively. At September 30, 2017, and December 31, 2016, the fair value of the interest rate swaps was $77.4 million and $79.3 million, respectively, and was recorded on the consolidated balance sheets in interest rate derivative instruments.  For the three months ended and year to date September 30, 2017, Great Plains Energy recognized a $28.2 million gain and a $1.9 million loss, respectively, in interest charges for the change in fair value. For the three months ended and year to date

September 30, 2016, Great Plains Energy recognized losses of $1.8 million and $78.8 million, respectively, in interest charges for the change in fair value.
Fair Value of Long-Term Debt
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At September 30, 2017, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $3.9 billion, respectively. At December 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.0 billion, respectively. At September 30, 2017, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.7 billion, respectively.
Supplemental Executive Retirement Plan
At September 30, 2017, and December 31, 2016, GMO's Supplemental Executive Retirement Plan rabbi trusts included $15.0 million and $16.0 million, respectively, of fixed income funds valued at net asset value per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.
The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	September 30 2017	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$174.2	$174.2	$—	$—
Debt securities
U.S. Treasury	33.6	33.6	—	—
U.S. Agency	0.4	—	0.4	—
State and local obligations	2.5	—	2.5	—
Corporate bonds	33.2	—	33.2	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	2.9	2.9	—	—
Other	0.6	0.6	—	—
Total nuclear decommissioning trust	247.5	211.3	36.2	—
Self-insured health plan trust (b)
Equity securities	0.4	0.4	—	—
Debt securities	2.8	0.4	2.4	—
Cash and cash equivalents	8.1	8.1	—	—
Total self-insured health plan trust	11.3	8.9	2.4	—
Total	$258.8	$220.2	$38.6	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$77.4	$—	$—	$77.4
Total	$77.4	$—	$—	$77.4
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$247.5	$211.3	$36.2	$—
Self-insured health plan trust (b)	11.3	8.9	2.4	—
Interest rate derivative instruments (c)	77.4	—	—	77.4
Total	$336.2	$220.2	$38.6	$77.4

Description	December 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$153.9	$153.9	$—	$—
Debt securities
U.S. Treasury	27.8	27.8	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	32.4	—	32.4	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.8	3.8	—	—
Total nuclear decommissioning trust	222.9	185.5	37.4	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	0.1	4.7	—
Cash and cash equivalents	5.6	5.6	—	—
Total self-insured health plan trust	11.3	6.6	4.7	—
Total	$234.2	$192.1	$42.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$79.3	$—	$—	$79.3
Total	$79.3	$—	$—	$79.3
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$222.9	$185.5	$37.4	$—
Self-insured health plan trust (b)	11.3	6.6	4.7	—
Interest rate derivative instruments (c)	79.3	—	—	79.3
Total	$313.5	$192.1	$42.1	$79.3

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
At September 30, 2017, the fair value of interest rate derivative instruments is based on the settlement value of $140.6 million discounted by a contingency factor of 0.45 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of these instruments. At December 31, 2016, the fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and London Interbank Offered Rate (LIBOR) swap rates discounted by a contingency factor of 0.35. A decrease in the contingency factor would result in a higher fair value measurement. The contingency factor will increase in response to facts and circumstances that in the view of a market participant, would increase the likelihood that the merger with Westar is not consummated. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.

The following tables reconcile the beginning and ending balances for all Level 3 assets and liabilities measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2017	2016
	(millions)
Net liability at July 1	$(7.9)	$(77.0)
Total realized/unrealized gains (losses):
included in interest charges	28.2	(1.8)
included in loss on Series B Preferred Stock dividend make-whole provisions	(67.7)	—
Settlements	124.8	—
Net asset (liability) at September 30	$77.4	$(78.8)
Total unrealized gains (losses) relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in interest charges	$28.2	$(1.8)

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2017	2016
	(millions)
Net asset at January 1	$79.3	$—
Total realized/unrealized losses:
included in interest charges	(1.9)	(78.8)
included in loss on Series B Preferred Stock dividend make-whole provisions	(124.8)	—
Settlements	124.8	—
Net asset (liability) at September 30	$77.4	$(78.8)
Total unrealized losses relating to assets and liabilities still on the consolidated balance sheet at September 30:
included in interest charges	$(1.9)	$(78.8)

17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
Year to Date September 30, 2017
Beginning balance January 1	$(4.5)	$(2.1)	$(6.6)
Amounts reclassified from accumulated other comprehensive loss	4.1	0.3	4.4
Net current period other comprehensive income	4.1	0.3	4.4
Ending balance September 30	$(0.4)	$(1.8)	$(2.2)
Year to Date September 30, 2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Amounts reclassified from accumulated other comprehensive loss	4.1	0.4	4.5
Net current period other comprehensive income	4.1	0.4	4.5
Ending balance September 30	$(6.0)	$(1.5)	$(7.5)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
Year to Date September 30, 2017
Beginning balance January 1	$(4.2)
Amounts reclassified from accumulated other comprehensive loss	3.8
Net current period other comprehensive income	3.8
Ending balance September 30	$(0.4)
Year to Date September 30, 2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	4.0
Net current period other comprehensive income	4.0
Ending balance September 30	$(5.6)
(a) Net of tax

The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive loss for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(2.1)	$(2.3)	Interest charges
	(2.1)	(2.3)	Income before income tax expense and income from equity investments
	0.8	1.0	Income tax benefit
	$(1.3)	$(1.3)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.2)	$(0.2)	Utility operating and maintenance expenses
	(0.2)	(0.2)	Income before income tax expense and income from equity investments
	0.1	—	Income tax benefit
	$(0.1)	$(0.2)	Net income (loss)

Total reclassifications, net of tax	$(1.4)	$(1.5)	Net income (loss)

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.7)	$(6.9)	Interest charges
	(6.7)	(6.9)	Income before income tax expense and income from equity investments
	2.6	2.8	Income tax benefit
	$(4.1)	$(4.1)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.6)	$(0.6)	Utility operating and maintenance expenses
	(0.6)	(0.6)	Income before income tax expense and income from equity investments
	0.3	0.2	Income tax benefit
	$(0.3)	$(0.4)	Net income (loss)

Total reclassifications, net of tax	$(4.4)	$(4.5)	Net income (loss)

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended September 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(1.9)	$(2.2)	Interest charges
	(1.9)	(2.2)	Income before income tax expense
	0.7	1.0	Income tax benefit
Total reclassifications, net of tax	$(1.2)	$(1.2)	Net income

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Year to Date September 30	2017	2016
	(millions)
Gains and (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(6.3)	$(6.6)	Interest charges
	(6.3)	(6.6)	Income before income tax expense
	2.5	2.6	Income tax benefit
Total reclassifications, net of tax	$(3.8)	$(4.0)	Net income

18. TAXES
Components of income tax expense are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2017	2016	2017	2016
Current income taxes	(millions)
Federal	$(1.1)	$—	$(1.1)	$(0.1)
State	(0.3)	—	(0.3)	0.3
Total	(1.4)	—	(1.4)	0.2
Deferred income taxes
Federal	86.6	70.1	74.7	91.5
State	17.5	13.0	15.0	18.4
Total	104.1	83.1	89.7	109.9
Investment tax credit
Deferral	—	—	—	2.5
Amortization	(0.4)	(0.4)	(1.1)	(1.1)
Total	(0.4)	(0.4)	(1.1)	1.4
Income tax expense	$102.3	$82.7	$87.2	$111.5

	Three Months Ended September 30		Year to Date September 30
KCP&L	2017	2016	2017	2016
Current income taxes	(millions)
Federal	$41.8	$35.4	$56.2	$36.6
State	7.6	6.4	10.2	6.7
Total	49.4	41.8	66.4	43.3
Deferred income taxes
Federal	10.3	22.5	27.2	61.5
State	2.8	4.5	6.2	12.5
Total	13.1	27.0	33.4	74.0
Investment tax credit amortization	(0.3)	(0.3)	(0.8)	(0.8)
Income tax expense	$62.2	$68.5	$99.0	$116.5

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

	Three Months Ended September 30		Year to Date September 30
Great Plains Energy	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.6)	(0.3)	(0.9)	(0.2)
Amortization of investment tax credits	(1.5)	(0.2)	(1.9)	(0.4)
Federal income tax credits	(7.8)	(1.1)	(10.0)	(2.7)
State income taxes	9.8	3.9	11.5	4.0
Transaction-related costs	54.1	1.0	70.8	1.0
Valuation allowance	1.7	—	2.4	—
Other	(0.1)	(0.1)	0.5	—
Effective income tax rate	90.6%	38.2%	107.4%	36.7%

	Three Months Ended September 30		Year to Date September 30
KCP&L	2017	2016	2017	2016
Federal statutory income tax rate	35.0%	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.6)	(0.5)	(0.5)	(0.3)
Amortization of investment tax credits	(0.4)	(0.1)	(0.4)	(0.2)
Federal income tax credits	(3.1)	(1.2)	(2.6)	(2.3)
State income taxes	3.8	3.8	3.8	3.8
Valuation allowance	0.7	—	0.4	—
Other	(0.1)	(0.2)	0.1	(0.1)
Effective income tax rate	35.3%	36.8%	35.8%	35.9%
The increase in Great Plains Energy's effective income tax rate for the three months ended and year to date September 30, 2017, compared to the same periods in 2016, is primarily driven by significant transaction-related costs incurred in connection with the anticipated merger with Westar and the previous plan to acquire Westar that are not deductible for tax purposes.
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

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended September 30, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$857.2	$—	$—	$857.2
Depreciation and amortization	(92.7)	—	—	(92.7)
Interest (charges) income	(49.1)	10.1	8.1	(30.9)
Income tax expense	(92.7)	(9.6)	—	(102.3)
Net income (loss)	162.9	(152.4)	—	10.5

Year to Date September 30, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,110.5	$—	$—	$2,110.5
Depreciation and amortization	(277.7)	—	—	(277.7)
Interest (charges) income	(149.3)	(117.6)	24.1	(242.8)
Income tax (expense) benefit	(142.6)	55.4	—	(87.2)
Net income (loss)	247.4	(253.5)	—	(6.1)

Three Months Ended September 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$856.8	$—	$—	$856.8
Depreciation and amortization	(86.4)	—	—	(86.4)
Interest (charges) income	(49.3)	(26.4)	8.1	(67.6)
Income tax (expense) benefit	(95.9)	13.2	—	(82.7)
Net income (loss)	161.1	(27.5)	—	133.6

Year to Date September 30, 2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,099.7	$—	$—	$2,099.7
Depreciation and amortization	(256.9)	—	—	(256.9)
Interest (charges) income	(147.4)	(128.4)	24.1	(251.7)
Income tax (expense) benefit	(160.2)	48.7	—	(111.5)
Net income (loss)	278.4	(86.4)	—	192.0

	Electric Utility	Other	Eliminations	Great Plains Energy
September 30, 2017	(millions)
Assets	$11,586.7	$1,244.0	$(401.8)	$12,428.9
Capital expenditures (a)	392.5	—	—	392.5
December 31, 2016
Assets	$11,444.2	$2,461.3	$(335.5)	$13,570.0
Capital expenditures (a)	609.4	—	—	609.4
(a) Capital expenditures reflect year to date amounts for the periods presented.
20. PLANT TO BE RETIRED, NET
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
In June 2017, Great Plains Energy and KCP&L announced the expected retirement of certain older generating units, including GMO's Sibley No. 3 Unit, over the next several years. As of September 30, 2017, Great Plains Energy has determined that Sibley No. 3 Unit meets the criteria to be considered probable of abandonment and has classified its remaining net book value of $146.3 million within plant to be retired, net on its consolidated balance sheet. The Company is currently allowed a full recovery of and a full return on Sibley No. 3 Unit in rates and has concluded that no impairment is required as of September 30, 2017.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents.
Great Plains Energy's sole reportable business segment is electric utility. Electric utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 864,400 customers in the states of Missouri and Kansas.  Electric utility's retail electricity rates are comparable to the national average of investor-owned utilities.
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
In the third quarter of 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed its $4.3 billion of unsecured senior notes issued in March 2017 and its Series B Preferred Stock issued in October 2016.
See Note 2 to the consolidated financial statements for more information regarding the anticipated merger and redemption of acquisition financing.
Expected Plant Retirements
In June 2017, Great Plains Energy and KCP&L announced plans to retire KCP&L's Montrose Station and GMO's Sibley Station by December 31, 2018 and GMO's Lake Road Unit 4/6 by December 31, 2019. The decision to retire these generating units was primarily driven by the age of the plants, expected environmental compliance costs and expected future generation capacity needs. See Note 20 to the consolidated financial statements for more information regarding the retirement of Sibley No. 3 Unit.
Earnings Overview
Great Plains Energy had earnings available for common shareholders of $3.4 million or $0.02 per share for the three months ended September 30, 2017, compared to $132.7 million or $0.86 per share for the same period in 2016 driven by higher depreciation expense; a write-off of deferred offering fees related to Series A Preferred

Stock; a loss on the settlement of the Series B Preferred Stock dividend make-whole provisions; a loss on extinguishment of debt related to the redemption of Great Plains Energy's $4.3 billion senior notes; higher income tax expense and increased preferred stock dividend requirements and redemption premium; partially offset by a decrease in utility operating and maintenance expense; a decrease in costs to achieve the anticipated merger with Westar; an increase in interest income and a decrease in interest charges.
In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted earnings per share by $0.01 for the three months ended September 30, 2017.
Great Plains Energy had a loss available for common shareholders of $43.4 million or $0.20 per share year to date September 30, 2017, compared to earnings of $190.3 million or $1.23 per share for the same period in 2016 driven by lower gross margin; an increase in costs to achieve the anticipated merger with Westar; higher depreciation expense; a write-off of deferred offering fees related to Series A Preferred Stock; a loss on the settlement of the Series B Preferred Stock dividend make-whole provisions; a loss on extinguishment of debt related to the redemption of Great Plains Energy's $4.3 billion senior notes and increased preferred stock dividend requirements and redemption premium; partially offset by an increase in interest income; a decrease in interest charges and lower income tax expense.
In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted the loss per share by $0.08 year to date September 30, 2017.
For additional information regarding the change in earnings (loss), refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations. Gross margin is a non-GAAP financial measure. See the explanation of gross margin under Great Plains Energy's Results of Operations.
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date September 30, 2017, were $162.9 million or $1.05 per share and $249.8 million or $1.61 per share, respectively. Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended and year to date September 30, 2016, were $154.2 million or $1.00 per share and $265.8 million or $1.72 per share, respectively. In addition to earnings (loss) available for common shareholders and diluted earnings (loss) per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated merger with Westar. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) excludes certain costs, expenses, gains, losses and the per share dilutive effect of equity issuances resulting from the anticipated merger and the previous plan to acquire Westar. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following tables provide a reconciliation between earnings (loss) available for common shareholders and diluted earnings (loss) per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

Reconciliation of GAAP to Non-GAAP	Earnings		Earnings per diluted share
Three Months Ended September 30	2017	2016	2017	2016
	(millions, except per share amounts)
Earnings available for common shareholders	$3.4	$132.7	$0.02	$0.86
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	(2.4)	14.4	(0.02)	0.09
Financing, pre-tax (b)	8.2	14.3	0.05	0.09
Mark-to-market impacts of interest rate swaps, pre-tax (c)	(28.2)	1.8	(0.18)	0.01
Interest income, pre-tax (d)	(4.9)	—	(0.03)	—
Loss on Series B Preferred Stock dividend make-whole provisions, pre-tax (e)	67.7	—	0.44	—
Loss on extinguishment of debt, pre-tax (f)	82.8	—	0.53	—
Write-off of Series A deferred offering expenses, pre-tax (g)	15.0	—	0.10	—
Income tax expense (benefit) (h)	14.2	(9.6)	0.08	(0.05)
Preferred stock (i)	7.1	0.6	0.05	—
Impact of October 2016 share issuance (j)	N/A	N/A	0.01	—
Adjusted earnings (non-GAAP)	$162.9	$154.2	$1.05	$1.00
Average Shares Outstanding
Shares used in calculating diluted earnings per common share			215.7	154.9
Adjustment for October 2016 share issuance (j)			(60.5)	—
Shares used in calculating adjusted earnings per share (non-GAAP)			155.2	154.9
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
(c) Reflects the mark-to-market impacts of interest rate swaps entered into in connection with financing the acquisition of Westar under the Original Merger Agreement and is included in Interest charges on the consolidated statements of comprehensive income (loss).
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of senior notes to fund the majority of the cash consideration for the acquisition of Westar under the Original Merger Agreement and is included in Non-operating income on the consolidated statements of comprehensive income (loss).
(e) Reflects the loss on the settlement of the Series B Preferred Stock dividend make-whole provisions in connection with the redemption of Great Plains Energy's Series B Preferred Stock in August 2017 and is included within Loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
(f) Reflects the loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes in July 2017 and is included within Loss on extinguishment of debt on the consolidated statements of comprehensive income (loss).
(g) Reflects the write-off of deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OMERS and is included within Non-operating expenses on the consolidated statements of comprehensive income (loss).
(h) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(i) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016 and the redemption premiums associated with the redemption of the Series B Preferred Stock in August 2017 and cumulative preferred stock in August 2016 and are included in Preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income (loss).
(j) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.

Reconciliation of GAAP to Non-GAAP	Earnings (loss)		Earnings (loss) per diluted share
Year to Date September 30	2017	2016	2017	2016
	(millions, except per share amounts)
Earnings (loss) available for common shareholders	$(43.4)	$190.3	$(0.20)	$1.23
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	24.4	19.4	0.16	0.13
Financing, pre-tax (b)	85.5	19.0	0.55	0.12
Mark-to-market impacts of interest rate swaps, pre-tax (c)	1.9	78.8	0.01	0.51
Interest income, pre-tax (d)	(20.1)	—	(0.13)	—
Loss on Series B Preferred Stock dividend make-whole provisions, pre-tax (e)	124.8	—	0.80	—
Loss on extinguishment of debt, pre-tax (f)	82.8	—	0.54	—
Write-off of Series A deferred offering expenses, pre-tax (g)	15.0	—	0.10	—
Income tax benefit (h)	(58.4)	(42.3)	(0.38)	(0.27)
Preferred stock (i)	37.3	0.6	0.24	—
Impact of October 2016 share issuance (j)	N/A	N/A	(0.08)	—
Adjusted earnings (non-GAAP)	$249.8	$265.8	$1.61	$1.72
Average Shares Outstanding
Shares used in calculating diluted earnings (loss) per common share			215.5	154.9
Adjustment for October 2016 share issuance (j)			(60.5)	—
Shares used in calculating adjusted earnings per share (non-GAAP)			155.0	154.9
(a) Reflects legal, advisory and consulting fees and certain severance expenses and are included in Costs to achieve the anticipated merger with Westar on the consolidated statements of comprehensive income (loss).
(b) Reflects fees and interest incurred to finance the acquisition of Westar under the Original Merger Agreement, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and are included in Interest charges on the consolidated statements of comprehensive income (loss).
(c) Reflects the mark-to-market impacts of interest rate swaps entered into in connection with financing the acquisition of Westar under the Original Merger Agreement and is included in Interest charges on the consolidated statements of comprehensive income (loss).
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of senior notes to fund the majority of the cash consideration for the acquisition of Westar under the Original Merger Agreement and is included in Non-operating income on the consolidated statements of comprehensive income (loss).
(e) Reflects the loss on the settlement of the Series B Preferred Stock dividend make-whole provisions in connection with the redemption of Great Plains Energy's Series B Preferred Stock in August 2017 and is included within Loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
(f) Reflects the loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes in July 2017 and is included within Loss on extinguishment of debt on the consolidated statements of comprehensive income (loss).
(g) Reflects the write-off of deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OMERS and is included within Non-operating expenses on the consolidated statements of comprehensive income (loss).
(h) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(i) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock issued in October 2016 and the redemption premiums associated with the redemption of the Series B Preferred Stock in August 2017 and cumulative preferred stock in August 2016 and are included in Preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income (loss).
(j) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.
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
RELATED PARTY TRANSACTIONS
See Note 15 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
	(millions)
Operating revenues	$857.2	$856.8	$2,110.5	$2,099.7
Fuel and purchased power	(180.0)	(184.1)	(464.0)	(462.2)
Transmission	(29.1)	(23.8)	(80.4)	(64.5)
Other operating expenses	(251.9)	(266.2)	(734.2)	(742.6)
Costs to achieve the anticipated merger with Westar	2.4	(14.4)	(24.4)	(19.4)
Depreciation and amortization	(92.7)	(86.4)	(277.7)	(256.9)
Operating income	305.9	281.9	529.8	554.1
Non-operating income and expenses	(12.2)	1.3	(0.3)	(1.0)
Loss on Series B Preferred Stock dividend make-whole provisions	(67.7)	—	(124.8)	—
Loss on extinguishment of debt	(82.8)	—	(82.8)	—
Interest charges	(30.9)	(67.6)	(242.8)	(251.7)
Income tax expense	(102.3)	(82.7)	(87.2)	(111.5)
Income from equity investments	0.5	0.7	2.0	2.1
Net income (loss)	10.5	133.6	(6.1)	192.0
Preferred dividends and redemption premium	(7.1)	(0.9)	(37.3)	(1.7)
Earnings (loss) available for common shareholders	$3.4	$132.7	$(43.4)	$190.3
Reconciliation of gross margin to operating revenues:
Operating revenues	$857.2	$856.8	$2,110.5	$2,099.7
Fuel and purchased power	(180.0)	(184.1)	(464.0)	(462.2)
Transmission	(29.1)	(23.8)	(80.4)	(64.5)
Gross margin (a)	$648.1	$648.9	$1,566.1	$1,573.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Electric Utility Segment
Electric utility's net income increased $1.8 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to:

•
a $0.8 million decrease in gross margin driven by cooler weather; partially offset by an increase in weather-normalized retail demand, new retail rates, an increase in Missouri Energy Efficiency Investment Act (MEEIA) throughput disincentive and an increase in other margin items;

•	a $7.3 million decrease in other operating expenses primarily driven by a decrease in plant operating and maintenance expenses; and

•	a $6.3 million increase in depreciation and amortization expense primarily driven by capital additions.
Electric utility's net income decreased $31.0 million year to date September 30, 2017, compared to the same period in 2016 primarily due to:

•
a $6.9 million decrease in gross margin driven by milder weather and a decrease in MEEIA throughput disincentive; partially offset by an increase in weather-normalized retail demand, new retail rates, an increase in the recovery of program costs for energy efficiency programs under MEEIA and an increase in other margin items;

•
a $0.8 million decrease in other operating expenses primarily driven by a decrease in plant operating and maintenance expenses; partially offset by an increase in program costs for energy efficiency programs under MEEIA;

•	$15.4 million of costs to achieve the anticipated merger with Westar;

•	a $20.8 million increase in depreciation and amortization expense primarily driven by capital additions; and

•	a $17.6 million decrease in income tax expense primarily due to decreased pre-tax income.
Corporate and Other Activities
Great Plains Energy's corporate and other activities loss increased $131.1 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to:

•	a $14.9 million decrease in operating expenses for costs to achieve the anticipated merger with Westar;

•	a $36.1 million decrease in interest charges due to:

◦
a $6.1 million decrease in costs incurred to finance the acquisition of Westar under the Original Merger Agreement including $13.9 million of fees and expenses for a bridge term loan facility incurred in the third quarter of 2016; partially offset by $8.2 million of interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and redeemed in July 2017; and

◦
a $30.0 million increase in the mark-to-market gain on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017;

•
a $4.9 million increase in non-operating income due to interest income earned on increased cash and cash equivalents at Great Plains Energy in 2017 related to the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of senior notes;

•
a $15.0 million increase in non-operating expenses due to the write-off of previously deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OMERS;

•
a $67.7 million loss on the settlement of the Series B Preferred Stock dividend make-whole provisions in connection with the redemption of Great Plains Energy's Series B Preferred Stock in August 2017;

•	an $82.8 million loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes in July 2017;

•	a $23.2 million increase in income tax expense related to these items; and

•
a $6.5 million increase in reductions to earnings available for common shareholders primarily due to preferred stock dividend requirements and the redemption premium for Great Plains Energy's Series B Preferred Stock issued in October 2016 and redeemed in August 2017.

Great Plains Energy's corporate and other activities loss increased $202.7 million year to date September 30, 2017, compared to the same period in 2016 primarily due to:

•	a $10.5 million decrease in operating expenses for costs to achieve the anticipated merger with Westar;

•	a $10.4 million decrease in interest charges due to:

◦
a $76.9 million increase in the mark-to-market gain on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017; partially offset by

◦
a $66.5 million increase in costs incurred to finance the acquisition of Westar under the Original Merger Agreement including $59.1 million of interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and redeemed in July 2017 and an increase of $7.9 million of fees and expenses for a bridge term loan facility;

•
a $20.1 million increase in non-operating income due to interest income earned on increased cash and cash equivalents at Great Plains Energy in 2017 related to the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of senior notes;

•
a $15.0 million increase in non-operating expenses due to the write-off of previously deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OMERS;

•
a $124.8 million loss on the settlement of the Series B Preferred Stock dividend make-whole provisions in connection with the redemption of Great Plains Energy's Series B Preferred Stock in August 2017;

•	an $82.8 million loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes in July 2017;

•	a $10.1 million decrease in income tax expense related to these items; and

•
a $36.7 million increase in reductions to earnings available for common shareholders primarily due to preferred stock dividend requirements and the redemption premium for Great Plains Energy's Series B Preferred Stock issued in October 2016 and redeemed in August 2017.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes the electric utility segment results of operations.

	Three Months Ended September 30		Year to Date September 30
	2017	2016	2017	2016
	(millions)
Operating revenues	$857.2	$856.8	$2,110.5	$2,099.7
Fuel and purchased power	(180.0)	(184.1)	(464.0)	(462.2)
Transmission	(29.1)	(23.8)	(80.4)	(64.5)
Other operating expenses	(250.5)	(257.8)	(730.1)	(730.9)
Costs to achieve the anticipated merger with Westar	2.0	—	(15.4)	—
Depreciation and amortization	(92.7)	(86.4)	(277.7)	(256.9)
Operating income	306.9	304.7	542.9	585.2
Non-operating income and expenses	(2.2)	1.6	(3.6)	0.8
Interest charges	(49.1)	(49.3)	(149.3)	(147.4)
Income tax expense	(92.7)	(95.9)	(142.6)	(160.2)
Net income	$162.9	$161.1	$247.4	$278.4
Reconciliation of gross margin to operating revenues
Operating revenues	$857.2	$856.8	$2,110.5	$2,099.7
Fuel and purchased power	(180.0)	(184.1)	(464.0)	(462.2)
Transmission	(29.1)	(23.8)	(80.4)	(64.5)
Gross margin (a)	$648.1	$648.9	$1,566.1	$1,573.0

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility Gross Margin and MWh Sales
The following tables summarize electric utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended September 30	2017	2016	Change (c)	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$380.3	$380.4	—	2,661	2,786	(5)
Commercial	332.9	327.4	2	3,023	3,069	(2)
Industrial	67.6	66.4	2	820	842	(3)
Other retail revenues	4.5	5.3	(13)	23	29	(22)
Provision for rate refund	3.2	1.5	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	20.4	17.0	20	N/A	N/A	N/A
Total retail	808.9	798.0	1	6,527	6,726	(3)
Wholesale revenues	33.4	48.0	(30)	1,572	1,878	(16)
Other revenues	14.9	10.8	39	N/A	N/A	N/A
Operating revenues	857.2	856.8	—	8,099	8,604	(6)
Fuel and purchased power	(180.0)	(184.1)	(2)
Transmission	(29.1)	(23.8)	23
Gross margin (b)	$648.1	$648.9	—
(a) Consists of recovery of program costs of $15.8 million and $16.3 million for the three months ended September 30, 2017, and 2016, respectively, that have a direct offset in utility operating and maintenance expenses and recovery of throughput disincentive of $4.6 million and $0.7 million for the three months ended September 30, 2017, and 2016, respectively.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2017	2016	Change (c)	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$862.1	$877.3	(2)	6,621	6,878	(4)
Commercial	842.4	828.8	2	8,190	8,231	(1)
Industrial	178.5	178.2	—	2,317	2,394	(3)
Other retail revenues	13.7	15.9	(13)	76	87	(13)
Provision for rate refund	10.5	(13.2)	N/M	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	48.6	47.6	2	N/A	N/A	N/A
Total retail	1,955.8	1,934.6	1	17,204	17,590	(2)
Wholesale revenues	108.9	124.5	(13)	5,483	6,279	(13)
Other revenues	45.8	40.6	13	N/A	N/A	N/A
Operating revenues	2,110.5	2,099.7	1	22,687	23,869	(5)
Fuel and purchased power	(464.0)	(462.2)	—
Transmission	(80.4)	(64.5)	25
Gross margin (b)	$1,566.1	$1,573.0	—
(a) Consists of recovery of program costs of $39.9 million and $33.3 million year to date September 30, 2017, and 2016, respectively, that have a direct offset in utility operating and maintenance expenses, recovery of throughput disincentive of $8.5 million and $14.3 million year to date September 30, 2017, and 2016, respectively, and an earnings opportunity of $0.2 million year to date September 30, 2017.

(b) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
(c) N/M - not meaningful

Electric utility's gross margin decreased $0.8 million for the three months ended September 30, 2017, compared to the same period in 2016 driven by:

•	an estimated $35 million decrease due to cooler weather driven by a 15% decrease in cooling degree days;

•	an estimated $13 million increase due to weather-normalized retail demand;

•	an estimated $10 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017 and GMO effective February 22, 2017;

•	a $3.9 million increase in MEEIA throughput disincentive; and

•	an estimated $8 million increase in other margin items.
Electric utility's gross margin decreased $6.9 million year to date September 30, 2017, compared to the same period in 2016 driven by:

•
an estimated $59 million decrease due to weather driven by a 16% decrease in cooling degree days in the second and third quarters of 2017 and a 7% decrease in heating degree days in the first quarter of 2017;

•	a $5.8 million decrease in MEEIA throughput disincentive;

•	an estimated $31 million increase due to weather-normalized retail demand;

•	an estimated $13 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017 and GMO effective February 22, 2017;

•	a $6.6 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense; and

•	an estimated $7 million increase in other margin items.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric utility's other operating expenses decreased $7.3 million for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to a $5.8 million decrease in plant operating and maintenance expenses.
Electric utility's other operating expenses decreased $0.8 million for year to date September 30, 2017, compared to the same period in 2016 primarily due to a $10.4 million decrease in plant operating and maintenance expenses; partially offset by a $6.6 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Electric Utility Costs to Achieve the Anticipated Merger with Westar
Electric utility's costs to achieve the anticipated merger with Westar of $15.4 million for year to date September 30, 2017 reflects consulting fees, certain severance expenses and other transition costs related to the anticipated merger with Westar.
Electric Utility Depreciation and Amortization
Electric utility's depreciation and amortization increased $6.3 million and $20.8 million, respectively, for the three months ended and year to date September 30, 2017, compared to the same periods in 2016 primarily due to capital additions.
Electric Utility Income Tax Expense
Electric utility's income tax expense decreased $17.6 million year to date September 30, 2017, compared to the same period in 2016 primarily due to decreased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(September 30, 2017 compared to December 31, 2016)

•
Great Plains Energy's cash and cash equivalents decreased $195.2 million primarily due to the redemption of Great Plains Energy's $4.3 billion senior notes for $4,400.1 million in July 2017, the redemption of Great Plains Energy's Series B Preferred Stock in August 2017 for $963.4 million and the maturity of Great Plains Energy's $100.0 million of 6.875% Senior Notes in September 2017; partially offset by the issuance of Great Plains Energy's $4.3 billion senior notes and the maturity of a $1.0 billion time deposit in March 2017.

•	Great Plains Energy's time deposit decreased $1.0 billion due to its maturity in March 2017.

•
Great Plains Energy's plant to be retired, net increased $146.3 million in connection with the expected retirement of GMO's Sibley No. 3 Unit. See Note 20 to the consolidated financial statements for additional information.

•	Great Plains Energy's commercial paper decreased $86.9 million due to the repayment of commercial paper of $60.9 million at KCP&L and $26.0 million at GMO primarily with funds from operations.

•	Great Plains Energy's accounts payable decreased $126.9 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $93.7 million primarily due to the timing of property tax payments.

•	Great Plains Energy's preference stock without par value decreased $836.2 million due to the redemption of Great Plains Energy's Series B Preferred Stock in August 2017.
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
Great Plains Energy's capital requirements are principally comprised of debt maturities and electric utility's construction and other capital expenditures.  These items as well as additional cash and capital requirements, including requirements related to the anticipated merger with Westar, are discussed below.
Great Plains Energy's liquid resources at September 30, 2017, consisted of $1.1 billion of cash and cash equivalents on hand and $996.4 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $199.0 million from Great Plains Energy's revolving credit facility, $525.3 million from KCP&L's credit facilities and $272.1 million from GMO's credit facilities.  See Notes 4 and 10 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
The $1.1 billion of cash and cash equivalents on hand at September 30, 2017 is primarily the result of Great Plains Energy's common stock offering in October 2016, the proceeds of which were to be used to fund a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement. Great Plains Energy also expects to receive $140.6 million in proceeds from its deal contingent interest rate swaps upon the closing of the anticipated merger with Westar. Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock in a series of transactions over time after the closing of the anticipated merger.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $35.1 million decrease in cash flows from operating activities for Great Plains Energy year to date September 30, 2017, compared to the same period in 2016 was primarily driven by an increase in payments for costs to achieve the anticipated merger with Westar in 2017 of $13.1 million, an increase in ARO settlement payments at KCP&L and GMO in 2017 of $6.8 million, an increase in Great Plains Energy's pension funding contributions in 2017 of $4.4 million and $7.5 million of other changes in working capital that are detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.  Investing activities are offset by proceeds from the sale of properties and insurance recoveries.
Great Plains Energy's cash flows from investing activities increased $1.1 billion year to date September 30, 2017, compared to the same period in 2016 primarily due to $1.0 billion for proceeds from the maturity of a time deposit in March 2017. Great Plains Energy had purchased the $1.0 billion time deposit in 2016 with a portion of the proceeds from its October 2016 common stock and depositary share offerings.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities decreased $1.2 billion year to date September 30, 2017, compared to the same period in 2016 primarily due to the $963.4 million redemption of Series B Preferred Stock in August 2017, the maturity of Great Plains Energy's $100.0 million of 6.875% unsecured Senior Notes in September 2017, a $90.2 million increase in dividends paid in 2017 primarily due to Great Plains Energy's October 2016 common stock and depositary share offerings, and a $43.0 million redemption premium paid on the redemption of Great Plains Energy's $4.3 billion senior notes in July 2017.
Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).  KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In May 2017, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt through December 31, 2017. At September 30, 2017, KCP&L had utilized $300.0 million of this authorization.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At September 30, 2017, there was $928.0 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At September 30, 2017, there was $574.1 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At September 30, 2017, there were no outstanding payables under the money pool.

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
In August 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed its Series B Preferred Stock. See Note 12 to the consolidated financial statements for more information on the redemption of the Series B Preferred Stock.
In September 2017, Great Plains Energy repaid its $100.0 million of 6.875% unsecured Senior Notes at maturity.
KCP&L
In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047, with proceeds used to repay $250.0 million of 5.85% Senior Notes that matured in June 2017 and $31.0 million of secured Series 1992 EIRR bonds that matured in July 2017.
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
Year to date September 30, 2017, the Company contributed $28.0 million to the pension plans and expects to contribute an additional $51.6 million in 2017 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.
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

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	Year to Date September 30
	2017	2016
	(millions)
Operating revenues	$1,474.3	$1,474.1
Fuel and purchased power	(314.4)	(298.7)
Transmission	(52.9)	(44.8)
Other operating expenses	(514.9)	(518.8)
Costs to achieve the anticipated merger with Westar	(10.3)	—
Depreciation and amortization	(199.9)	(184.1)
Operating income	381.9	427.7
Non-operating income and expenses	0.5	1.9
Interest charges	(105.5)	(104.9)
Income tax expense	(99.0)	(116.5)
Net income	$177.9	$208.2
Reconciliation of gross margin to operating revenues:
Operating revenues	$1,474.3	$1,474.1
Fuel and purchased power	(314.4)	(298.7)
Transmission	(52.9)	(44.8)
Gross margin (a)	$1,107.0	$1,130.6

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Year to Date September 30	2017	2016	Change	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$566.6	$573.2	(1)	4,034	4,200	(4)
Commercial	637.3	615.4	4	5,730	5,755	—
Industrial	116.5	113.0	3	1,330	1,399	(5)
Other retail revenues	8.3	10.0	(17)	53	63	(16)
Provision for rate refund	0.7	0.5	36	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	22.6	29.6	(24)	N/A	N/A	N/A
Total retail	1,352.0	1,341.7	1	11,147	11,417	(2)
Wholesale revenues	102.4	115.3	(11)	5,198	5,971	(13)
Other revenues	19.9	17.1	17	N/A	N/A	N/A
Operating revenues	1,474.3	1,474.1	—	16,345	17,388	(6)
Fuel and purchased power	(314.4)	(298.7)	5
Transmission	(52.9)	(44.8)	18
Gross margin (b)	$1,107.0	$1,130.6	(2)

(a)
Consists of recovery of program costs of $18.0 million and $20.6 million year to date September 30, 2017, and 2016, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $4.6 million and $9.0 million year to date September 30, 2017, and 2016, respectively.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L's gross margin decreased $23.6 million year to date September 30, 2017, compared to the same period in 2016 primarily driven by:

•
an estimated $45 million decrease due to weather driven by a 16% decrease in cooling degree days in the second and third quarters of 2017 and a 7% decrease in heating degree days in the first quarter of 2017;

•	a $4.4 million decrease in MEEIA throughput disincentive;

•	a $2.6 million decrease for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	an estimated $13 million increase due to weather-normalized retail demand; and

•	an estimated $12 million increase due to new retail rates for KCP&L in Missouri effective June 8, 2017.
KCP&L Costs to Achieve the Anticipated Merger with Westar
KCP&L's costs to achieve the anticipated merger with Westar of $10.3 million year to date September 30, 2017, reflects consulting fees, certain severance expenses and other transition costs related to the anticipated merger with Westar.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $15.8 million year to date September 30, 2017, compared to the same period in 2016 primarily due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $17.5 million year to date September 30, 2017, compared to the same period in 2016 primarily due to decreased pre-tax income.
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

Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 2, 6, 13 and 14 to the consolidated financial statements.  Such information is incorporated herein by reference.
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
Risks Relating to the Anticipated Merger with Westar:
The value of the shares of Holdco common stock that Great Plains Energy's shareholders receive upon the consummation of the anticipated merger may be less than the value of the shares of Great Plains Energy common stock as of the date of the Amended Merger Agreement, the date of this report or the date of the shareholders' meeting.
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
The ability of Great Plains Energy and Westar to complete the anticipated merger is subject to various closing conditions, including the receipt of approval of Great Plains Energy and Westar shareholders of certain proposals related to the anticipated merger and the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Great Plains Energy or cause the anticipated merger to be abandoned.
To complete the anticipated merger, Great Plains Energy and Westar shareholders must vote to adopt the Amended Merger Agreement. In addition, (1) each of Great Plains Energy and Westar must also make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, (2) the listing on the New York Stock Exchange of the shares of Holdco common stock to be issued to Great Plains Energy and Westar shareholders in the anticipated merger must be approved, (3) there cannot be any material adverse effect with respect to Great Plains Energy, Westar and their respective subsidiaries, (4) there cannot be any laws or judgments, whether preliminary, temporary or permanent, which may prevent, make illegal or prohibit the completion of the anticipated merger, (5) subject to certain materiality exceptions, the representations and warranties made by Great Plains Energy and Westar, respectively, must be accurate and the parties must comply with their respective obligations under the Amended Merger Agreement, (6) Great Plains Energy and Westar must receive certain tax opinions, (7) there cannot be any shares of Great Plains Energy preference stock outstanding and (8) Great Plains Energy must have not less than $1.25 billion in cash or cash equivalents on its balance sheet. If the foregoing conditions are not satisfied or waived, one or both of Great Plains Energy and Westar would not be required to complete the merger.
Great Plains Energy and Westar have not yet obtained the regulatory consents and approvals required to complete the anticipated merger. Governmental or regulatory agencies could seek to block or challenge the anticipated merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the anticipated merger. Great Plains Energy and Westar will be unable to complete the anticipated merger until the waiting period under the HSR Act has expired or been terminated and consents and approvals have been received from FERC, the NRC, the MPSC, KCC and FCC (collectively referred to as the “required governmental approvals”). Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Amended Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Amended Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the anticipated merger.
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
Under the Amended Merger Agreement, Great Plains Energy and Westar each are restricted from entering into alternative transactions. Unless and until the Amended Merger Agreement is terminated, subject to specified exceptions, each party is restricted from soliciting, initiating or knowingly encouraging, inducing or facilitating, or participating in any discussions or negotiations with any person regarding, or cooperating in any way with any person with respect to, any alternative proposal or any inquiry or proposal that would reasonably be expected to lead to an alternative proposal. While either company’s board of directors is permitted to change its recommendation to shareholders prior to the applicable shareholders’ meeting under certain circumstances, namely if such company is in receipt of a superior proposal or an intervening event has occurred, before either company’s board of directors changes its recommendation to shareholders in such circumstances, such company must, if requested by the other company, negotiate with the other company regarding potential amendments to the Amended Merger Agreement. Great Plains Energy and Westar each may terminate the Amended Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the provisions of the Amended Merger Agreement restricting solicitation of alternative proposals and requiring payment of a termination fee in certain circumstances. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of Great Plains Energy from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher market value than the market value proposed to be received or realized in the anticipated merger, or might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. As a result of these restrictions, Great Plains Energy may not be able to enter into an agreement with respect to a more favorable alternative transaction without incurring potentially significant liability to Westar.
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
Great Plains Energy has incurred and expects to incur additional costs associated with combining the operations of the two companies, as well as transaction fees and other costs related to the anticipated merger. Additional unanticipated costs may also be incurred in the integration of the businesses of Great Plains Energy and Westar. Any net benefit from the anticipated elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not be achieved in the near term or at all. Transaction costs could have a material adverse impact on the results of Great Plains Energy, and the failure to achieve the anticipated benefits and efficiencies from the merger, or the incurrence of additional expenses, could have a material adverse impact on the results of operations of the combined company and its ability to pay dividends after closing. In turn, the current market value of Great Plains Energy common stock, or the future market value of Holdco common stock that Great Plains Energy shareholders receive as merger consideration, could be adversely impacted.
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
Great Plains Energy entered into the Amended Merger Agreement with the expectation that the anticipated merger would result in various benefits, including, among other things, increased operating efficiencies and future cost savings that cannot be quantified with certainty at this time. Although Great Plains Energy expects to achieve the anticipated benefits of the anticipated merger, achieving them is subject to a number of uncertainties, including:

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
Any litigation filed against Westar or Great Plains Energy in connection with the merger could result in an injunction preventing the consummation of the merger or may adversely affect the combined company’s business, financial condition or results of operations following the merger.
After the announcement of the Original Merger Agreement, two putative class action lawsuits were filed in the District Court of Shawnee County, Kansas, which lawsuits have since been consolidated. An amended complaint was recently filed in the consolidated lawsuit against Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub, challenging the proposed merger and alleging breaches of fiduciary duties against the Westar Board, and that Westar, Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties. Two putative class action lawsuits were recently filed in the United States District Court for the District of Kansas against Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub, challenging the proposed merger and alleging, among other things, violations of section 14(a) of the Exchange Act and section 20(a) of the Exchange Act against certain defendants. In addition, a putative class action lawsuit was similarly filed in the United States District Court for the Western District of Missouri, Western Division, against Great Plains Energy and the Great Plains Energy Board, challenging the proposed merger and alleging violations of section 14(a) of the Exchange Act and section 20(a) of the Exchange Act against certain defendants. Lastly, a putative derivative complaint was recently filed in the Shawnee County, Kansas against the Westar Board, Great Plains Energy, Holdco and Merger Sub, with Westar named as a nominal defendant. The complaint challenges the proposed merger and alleges that the Westar Board determined to forego a $380 million break-up fee allegedly payable to Westar associated with the Original Merger Agreement, breached their fiduciary duties to Westar Energy shareholders in connection with the merger, and that Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operation. See Note 2 to the consolidated financial statements for more information.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

10.1	*
Amendment dated as of September 8, 2017, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser. (Exhibit 10.1 to Form 8-K filed on September 11, 2017).
KCP&L

10.2	*
Fourth Amendment dated as of September 8, 2017, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser. (Exhibit 10.2 to Form 8-K filed on September 11, 2017).
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

GREAT PLAINS ENERGY INCORPORATED

Dated:	November 1, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 1, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	November 1, 2017	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	November 1, 2017	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)