Form 10-K
period 2017-12-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2018-02-21
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
						Emerging growth company	_
Kansas City Power & Light Company		Large accelerated filer			_	Accelerated filer	_
		Non-accelerated filer			X	Smaller reporting company	_
						Emerging growth company	_
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Great Plains Energy Incorporated	Yes	_	No	_	Kansas City Power & Light Company		Yes	_	No	_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Great Plains Energy Incorporated	Yes	_	No	X	Kansas City Power & Light Company		Yes	_	No	X

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Great Plains Energy Incorporated (based on the closing price of its common stock on the New York Stock Exchange on June 30, 2017) was approximately $6,311,042,442. All of the common equity of Kansas City Power & Light Company is held by Great Plains Energy Incorporated, an affiliate of Kansas City Power & Light Company.

On February 16, 2018, Great Plains Energy Incorporated had 215,665,193 shares of common stock outstanding.
On February 16, 2018, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

Kansas City Power & Light Company meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Documents Incorporated by Reference
Portions of the 2018 annual meeting proxy statement of Great Plains Energy Incorporated to be filed with the Securities and Exchange Commission are incorporated by reference in Part III of this report.

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
CAUTIONARY STATEMENTS REGARDING CERTAIN FORWARD-LOOKING INFORMATION
Statements made in this report that are not based on historical facts are forward-looking, may involve risks and uncertainties, and are intended to be as of the date when made. Forward-looking statements include, but are not limited to, statements relating to the anticipated merger transaction of Great Plains Energy and Westar Energy, Inc. (Westar), including those that relate to the expected financial and operational benefits of the merger to the companies and their shareholders (including cost savings, operational efficiencies and the impact of the anticipated merger on earnings per share), the expected timing of closing, the outcome of regulatory proceedings, cost estimates of capital projects, dividend growth, share repurchases, balance sheet and credit ratings, rebates to customers, employee issues and other matters affecting future operations. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, Great Plains Energy and KCP&L are providing a number of important factors that could cause actual results to differ materially from the provided forward-looking information. These important factors include: future economic conditions in regional, national and international markets and their effects on sales, prices and costs; prices and availability of electricity in regional and national wholesale markets; market perception of the energy industry, Great Plains Energy, KCP&L and Westar; changes in business strategy, operations or development plans; the outcome of contract negotiations for goods and services; effects of current or proposed state and federal legislative and regulatory actions or developments, including, but not limited to, deregulation, re-regulation and restructuring of the electric utility industry; decisions of regulators regarding rates that the Companies can charge for electricity; adverse changes in applicable laws, regulations, rules, principles or practices governing tax, accounting and environmental matters including, but not limited to, air and water quality; financial market conditions and performance including, but not limited to, changes in interest rates and credit spreads and in availability and cost of capital and the effects on derivatives and hedges, nuclear decommissioning trust and pension plan assets and costs; impairments of long-lived assets or goodwill; credit ratings; inflation rates; effectiveness of risk management policies and procedures and the ability of counterparties to satisfy their contractual commitments; impact of terrorist acts, including, but not limited to, cyber terrorism; ability to carry out marketing and sales plans; weather conditions including, but not limited to, weather-related damage and their effects on sales, prices and costs; cost, availability, quality and deliverability of fuel; the inherent uncertainties in estimating the effects of weather, economic conditions and other factors on customer consumption and financial results; ability to achieve generation goals and the occurrence and duration of planned and unplanned generation outages; delays in the anticipated in-service dates and cost increases of generation, transmission, distribution or other projects; Great Plains Energy's and Westar's ability to successfully manage and integrate their respective transmission joint ventures; the inherent risks associated with the ownership and operation of a nuclear facility including, but not limited to, environmental, health, safety, regulatory and financial risks; workforce risks, including, but not limited to, increased costs of retirement, health care and other benefits; the ability of Great Plains Energy and Westar to obtain the regulatory approvals necessary to complete the anticipated merger or the imposition of adverse conditions or costs in connection with obtaining regulatory approvals; the risk that a condition to the closing of the anticipated merger may not be satisfied or that the anticipated merger may fail to close; the outcome of any legal proceedings, regulatory proceedings or enforcement matters that may be instituted relating to the anticipated merger; the costs incurred to consummate the anticipated merger; the possibility that the expected value creation from the anticipated merger will not be realized, or will not be realized within the expected time period; difficulties related to the integration of the two companies; the credit ratings of the combined company following the anticipated merger; disruption from the anticipated merger making it more difficult to maintain relationships with customers, employees, regulators or suppliers; the diversion of management time and attention on the anticipated merger; and other risks and uncertainties.

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

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc. and King Energy, Inc.
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
DOJ	Department of Justice
ECA	Energy Cost Adjustment
EIRR	Environmental Improvement Revenue Refunding
Electric Utility	Electric utility segment
EPA	Environmental Protection Agency
EPS	Earnings (loss) per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GP Star	GP Star, Inc.
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
Holdco	Monarch Energy Holding, Inc., a Missouri corporation
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MEEIA	Missouri Energy Efficiency Investment Act
Merger Sub	King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO

Abbreviation or Acronym	Definition

MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
OMERS	OCM Credit Portfolio LP
Original Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and GP Star, Inc.
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
Series A Preferred Stock	7.25% Mandatory Convertible Preferred Stock, Series A
Series B Preferred Stock	7.00% Series B Mandatory Convertible Preferred Stock
SPP	Southwest Power Pool, Inc.
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

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
Great Plains Energy's sole reportable business segment is the electric utility segment (Electric Utility). For information regarding the revenues, income and assets attributable to Electric Utility, see Note 22 to the consolidated financial statements. Comparative financial information and discussion regarding Electric Utility can be found in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
Electric Utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company. Electric Utility serves approximately 867,100 customers located in western Missouri and eastern Kansas. Customers include approximately 764,200 residences, 100,400 commercial firms and 2,500 industrials, municipalities and other electric utilities. Electric Utility's retail revenues averaged approximately 93% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of Electric Utility's revenues. Electric Utility is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Electric Utility's total electric revenues were 100% of Great Plains Energy's revenues over the last three years. Electric Utility's net income accounted for approximately (242)% of Great Plains Energy's net loss in 2017 and 101% and 105% of Great Plains Energy's net income in 2016 and 2015, respectively.

Anticipated Merger with Westar Energy, Inc.
In May 2016, Great Plains Energy and Westar entered into an Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and GP Star, Inc. (GP Star) (Original Merger Agreement) in which Great Plains Energy would have acquired Westar for a combination of cash and shares of Great Plains Energy common stock. In April 2017, The State Corporation Commission of the State of Kansas (KCC) issued an order denying Great Plains Energy's, KCP&L's and Westar's joint application for the approval of the acquisition citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items.
In July 2017, Great Plains Energy entered into an Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc., a Missouri corporation (Holdco), and King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco (Merger Sub) (Amended Merger Agreement). Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Pursuant to the Amended Merger Agreement, at closing each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be established, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
The anticipated merger with Westar has been structured as a merger of equals in a tax-free exchange of shares that involves no premium paid or received with respect to either Great Plains Energy or Westar. Following the completion of the anticipated merger, Westar shareholders will own approximately 52.5 percent and Great Plains Energy shareholders will own approximately 47.5 percent of the combined company. See Note 2 to the consolidated financial statements for additional information concerning the anticipated merger with Westar.

Regulation
KCP&L and GMO are regulated by the Public Service Commission of the State of Missouri (MPSC) and KCP&L is also regulated by KCC with respect to retail rates, certain accounting matters, standards of service and, in certain cases, the issuance of securities, certification of facilities and service territories. KCP&L and GMO are also subject to regulation by The Federal Energy Regulatory Commission (FERC) with respect to transmission, wholesale sales and rates, and other matters. KCP&L has a 47% ownership interest in Wolf Creek Generating Station (Wolf Creek), which is subject to regulation by the Nuclear Regulatory Commission (NRC) with respect to licensing, operations and safety-related requirements.
The table below summarizes the rate orders in effect for KCP&L's and GMO's retail rate jurisdictions.

	Regulator	Allowed Return on Equity	Rate-Making Equity Ratio	Rate Base (in billions)	Effective Date
KCP&L Missouri	MPSC	9.5%	49.2%	$2.5	June 2017
KCP&L Kansas	KCC	9.3%	50.5%	$2.1	October 2015
GMO	MPSC	9.5% - 9.75%(a)	(a)	(a)	February 2017
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

Competition
Missouri and Kansas continue on the fully integrated and regulated retail utility model. As a result, KCP&L and GMO do not compete with others to supply and deliver electricity in its franchised service territory, although other sources of energy can provide alternatives to retail electric utility customers. If Missouri or Kansas were to pass and implement legislation authorizing or mandating retail choice, Electric Utility may no longer be able to apply regulated utility accounting principles to deregulated portions of its operations and may be required to write off certain regulatory assets and liabilities.
Electric Utility competes in the wholesale market to sell power in circumstances when the power it generates is not required for customers in its service territory. This competition primarily occurs within the Southwest Power Pool, Inc. (SPP) Integrated Marketplace, in which KCP&L and GMO are participants. Similar to other Regional Transmission Organization (RTO) or Independent System Operator (ISO) markets currently operating, this marketplace determines which generating units among market participants should run, within the operating constraints of a unit, at any given time for maximum regional cost-effectiveness.
In this regard, Electric Utility competes with other regional power suppliers, principally other utilities within the SPP Integrated Marketplace, on the basis of availability and price. Electric Utility's wholesale revenues averaged approximately 5% of its total revenues over the last three years.
Power Supply
Electric Utility has approximately 6,500 MWs of total owned generating capacity and also purchases power to meet its customers' needs, to satisfy firm power commitments or to meet renewable energy standards. Electric Utility's purchased power from others, as a percentage of total MWhs generated and purchased, averaged approximately 26% over the last three years. Management believes Electric Utility will be able to obtain enough power to meet its future demands due to the coordination of planning and operations in the SPP region and existing power purchase agreements; however, price and availability of power purchases may be impacted during periods of high demand.
Electric Utility's total capacity by fuel type, including both owned generating capacity and power purchase agreements, is detailed in the table below.

Fuel Type	Estimated 2018 MW Capacity	Percent of Total Capacity
Coal	3,433	44%
Nuclear	552	7
Natural gas and oil	2,342	30
Wind (a)	1,389	18
Solar, landfill gas and hydroelectric (b)	65	1
Total capacity	7,781	100%
(a) MWs are based on nameplate capacity of the wind facility. Includes owned generating capacity of 149 MWs and long-term power purchase agreements of approximately 1,240 MWs of wind generation which expire in 2032 through 2037.
(b) Includes a long-term power purchase agreement for approximately 60 MWs of hydroelectric generation which expires in 2023.
Electric Utility's projected peak summer demand for 2018 is approximately 5,200 MWs. Electric Utility expects to meet its projected capacity requirements for the foreseeable future with its existing generation assets and power and capacity purchases.
KCP&L and GMO are members of the SPP. The SPP is a FERC-approved RTO with the responsibility to ensure reliable power supply, adequate transmission infrastructure and ensure competitive wholesale electricity prices in the region. As SPP members, KCP&L and GMO are required to maintain a minimum reserve margin of 12%. This net positive supply of capacity is maintained through generation asset ownership, capacity agreements, power purchase agreements and peak demand reduction programs. The reserve margin is designed to support reliability of the region's electric supply.

Fuel
The principal fuel sources for Electric Utility's owned generation are coal and nuclear fuel. It is expected, with normal weather, that approximately 98% of 2018 net MWhs generated will come from these sources with the remainder provided by wind, natural gas and oil. The actual 2017 and estimated 2018 fuel mix and delivered cost in cents per net kilowatt hour (kWh) generated are outlined in the following table.

			Fuel cost in cents per
	Fuel Mix (a)		net kWh generated
	Estimated	Actual	Estimated	Actual
Fuel	2018	2017	2018	2017
Coal	77%	75%	1.84	1.81
Nuclear	21	23	0.62	0.69
Natural gas and oil	<1	1	7.46	15.19
Wind	2	1	—	—
Total owned generation	100%	100%	1.42	1.62
(a) Fuel mix based on percent of net MWhs generated.
Coal
During 2018, Electric Utility's generating units, including jointly owned units, are projected to burn approximately 11 million tons of coal. KCP&L and GMO have entered into coal-purchase contracts with various suppliers in Wyoming's Powder River Basin (PRB), the nation's principal supply region of low-sulfur coal, and with local suppliers. The coal to be provided under these contracts is expected to satisfy approximately 95% of the projected coal requirements for 2018 and approximately 40% for 2019. The remainder of the coal requirements is expected to be fulfilled through additional contracts or spot market purchases.
KCP&L and GMO have also entered into rail transportation contracts with various railroads to transport coal from the PRB to their generating units. The transportation services to be provided under these contracts are expected to satisfy almost all of the projected transportation requirements for 2018. The contract rates adjust for changes in railroad costs.
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
KANSAS CITY POWER & LIGHT COMPANY
KCP&L, a Missouri corporation incorporated in 1922 and headquartered in Kansas City, Missouri, is an integrated, regulated electric utility that engages in the generation, transmission, distribution and sale of electricity. KCP&L serves approximately 542,500 customers located in western Missouri and eastern Kansas. Customers include approximately 479,300 residences, 61,200 commercial firms, and 2,000 industrials, municipalities and other electric utilities. KCP&L's retail revenues averaged approximately 92% of its total operating revenues over the last three years. Wholesale firm power, bulk power sales and miscellaneous electric revenues accounted for the remainder of KCP&L's revenues. KCP&L is significantly impacted by seasonality with approximately one-third of its retail revenues recorded in the third quarter. Missouri and Kansas jurisdictional retail revenues averaged approximately 57% and 43%, respectively, of total retail revenues over the last three years.
Great Plains Energy and KCP&L Employees
At December 31, 2017, Great Plains Energy and KCP&L had 2,709 employees, including 1,664 represented by three local unions of the International Brotherhood of Electrical Workers (IBEW). KCP&L has labor agreements with Local 1613, representing clerical employees (expires March 31, 2018), with Local 1464, representing transmission and distribution workers (expires February 28, 2018), and with Local 412, representing power plant workers (expires February 28, 2021).
Executive Officers
All of the individuals in the following table have been officers or employees in the responsible positions with the Company noted below for the past five years unless otherwise indicated in the footnotes.  The executive officers were reappointed to the indicated positions by the respective boards of directors, effective January 1, 2018, to hold such positions until their resignation, removal or the appointment of their successors. There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.  Each executive officer holds the same position with GMO as he or she does with KCP&L.

Name	Age	Current Position(s)	Year First Assumed an Officer Position
Terry Bassham (a)	57	Chairman of the Board, President and Chief Executive Officer - Great Plains Energy and KCP&L	2005
Kevin E. Bryant (b)	42	Senior Vice President - Finance and Strategy and Chief Financial Officer - Great Plains Energy and KCP&L	2006
Steven P. Busser (c)	49	Vice President - Risk Management and Controller - Great Plains Energy and KCP&L	2014
Charles A. Caisley (d)	45	Vice President - Marketing and Public Affairs - Great Plains Energy and KCP&L	2011
Ellen E. Fairchild (e)	56	Vice President, Chief Compliance Officer and Corporate Secretary - Great Plains Energy and KCP&L	2010
Heather A. Humphrey (f)	47	Senior Vice President - Corporate Services and General Counsel - Great Plains Energy and KCP&L	2010
Darrin R. Ives (g)	48	Vice President - Regulatory Affairs - KCP&L	2013
Lori A. Wright (h)	55	Vice President - Corporate Planning, Investor Relations and Treasurer - Great Plains Energy and KCP&L	2002

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

(b)
Mr. Bryant was appointed Senior Vice President - Finance and Strategy and Chief Financial Officer of Great Plains Energy, KCP&L and GMO in 2015. He previously served as Vice President - Strategic Planning of Great Plains Energy, KCP&L and GMO (2014). He served as Vice President - Investor Relations and Strategic Planning and Treasurer of Great Plains Energy, KCP&L and GMO (2013). He served as Vice President - Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO (2011-2013). He was Vice President - Strategy and Risk Management of KCP&L and GMO (2011) and Vice President - Energy Solutions (2006-2011) of KCP&L and GMO.

(c)
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

(d)
Mr. Caisley was appointed Vice President - Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO in 2011. He was Senior Director of Public Affairs (2008-2011) and Director of Governmental Affairs of KCP&L (2007-2008).

(e)
Ms. Fairchild was appointed Vice President, Chief Compliance Officer and Corporate Secretary of Great Plains Energy, KCP&L and GMO in 2010.  She was Senior Director of Investor Relations and Assistant Secretary (2010) and Director of Investor Relations (2008-2010) of Great Plains Energy, KCP&L and GMO.

(f)
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

(g)
Mr. Ives was appointed Vice President - Regulatory Affairs of KCP&L and GMO in 2013. He previously served as Senior Director - Regulatory Affairs of KCP&L and GMO (2011-2013). He was Assistant Controller of Great Plains Energy, KCP&L and GMO (2008 - 2011).

(h)
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

Available Information
Great Plains Energy's website is www.greatplainsenergy.com and KCP&L's website is www.kcpl.com. Information contained on these websites is not incorporated herein. The Companies make available, free of charge, on or through their websites, their annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after the companies electronically file such material with, or furnish it to, the SEC. In addition, the Companies make available on or through their websites all other reports, notifications and certifications filed electronically with the SEC.
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
The exchange ratio for Great Plains Energy in the Amended Merger Agreement is fixed and will not be adjusted in the event of any change in the stock price of Great Plains Energy prior to the anticipated merger. A significant amount of time will have elapsed between the dates when the shareholders of Great Plains Energy voted to approve the Amended Merger Agreement at the shareholders' meeting on November 21, 2017, and the date when the anticipated merger is completed. The absolute and relative price of shares of Great Plains Energy common stock may vary significantly between the date of the meetings, the date of this report and the date of the completion of the anticipated merger. These variations may be caused by, among other things, changes in the businesses, operations, results or prospects of Great Plains Energy and Westar, market expectations of the likelihood that the anticipated merger will be completed and the timing of completion, the prospects of post-merger operations, general market and economic conditions and other factors. In addition, it is impossible to predict accurately the market price of the Holdco common stock to be received by Great Plains Energy shareholders after the completion of the anticipated merger. Accordingly, the price of Great Plains Energy common stock on the date of this report and on the date of the meetings may not be indicative of the price immediately prior to completion of the anticipated merger and the price of Holdco common stock after the anticipated merger is completed.
The ability of Great Plains Energy and Westar to complete the anticipated merger is subject to various closing conditions, including the receipt of consents and approvals from governmental authorities, which may impose conditions that could adversely affect Great Plains Energy or cause the anticipated merger to be abandoned.
To complete the anticipated merger, (1) each of Great Plains Energy and Westar must also make certain filings with and obtain certain consents and approvals from various governmental and regulatory authorities, (2) the listing on the New York Stock Exchange of the shares of Holdco common stock to be issued to Great Plains Energy and Westar shareholders in the anticipated merger must be approved, (3) there cannot be any material adverse effect with respect to Great Plains Energy, Westar and their respective subsidiaries, (4) there cannot be any laws or judgments, whether preliminary, temporary or permanent, which may prevent, make illegal or prohibit the completion of the anticipated merger, (5) subject to certain materiality exceptions, the representations and warranties made by Great Plains Energy and Westar, respectively, must be accurate and the parties must comply with their respective obligations under the Amended Merger Agreement, (6) Great Plains Energy and Westar must receive certain tax opinions, (7) there cannot be any shares of Great Plains Energy preference stock outstanding and (8) Great Plains Energy must have not less than $1.25 billion in cash or cash equivalents on its balance sheet. If the foregoing conditions are not satisfied or waived, one or both of Great Plains Energy and Westar would not be required to complete the merger.
Great Plains Energy and Westar have not yet obtained the regulatory consents and approvals required to complete the anticipated merger. Governmental or regulatory agencies could seek to block or challenge the anticipated merger or could impose restrictions they deem necessary or desirable in the public interest as a condition to approving the anticipated merger. Great Plains Energy and Westar will be unable to complete the anticipated merger until the consents and approvals have been received from KCC, the MPSC, the NRC, FERC and The Federal Communication Commission (FCC) (collectively referred to as the “required governmental approvals”). Regulatory authorities may impose certain requirements or obligations as conditions for their approval. The Amended Merger Agreement may require Great Plains Energy and/or Westar to accept conditions from these regulators that could adversely impact the combined company. If the required governmental approvals are not received, or they are not received on terms that satisfy the conditions set forth in the Amended Merger Agreement, then neither Great Plains Energy nor Westar will be obligated to complete the anticipated merger.
In December 2017, the Federal Trade Commission (FTC) granted Great Plains Energy's request for early termination of the waiting period under the Hart-Scott-Rodino (HSR) Act.
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
The shareholders' meetings at which the Great Plains Energy shareholders and the Westar shareholders voted to approve the transactions contemplated by the Amended Merger Agreement took place before all such approvals have been obtained and before the terms of any conditions to obtain such approvals that may be imposed are known. As a result, Great Plains Energy and Westar may make decisions after the meetings to waive a condition or approve certain actions required to obtain necessary approvals without seeking further shareholder approval. Such actions could have an adverse effect on the combined company.
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
Great Plains Energy can provide no assurance that the various closing conditions will be satisfied and that the required governmental approvals and other approvals will be obtained, or that any required conditions will not materially adversely affect the combined company following the anticipated merger. In addition, Great Plains Energy can provide no assurance that these conditions will not result in the abandonment or delay of the anticipated merger. The occurrence of any of these events individually or in combination could have a material adverse effect on the companies' results of operations and the trading price of Great Plains Energy common stock.
The Amended Merger Agreement contains provisions that limit Great Plains Energy's ability to pursue alternatives to the anticipated merger, could discourage a potential acquirer of Great Plains Energy from making a favorable alternative transaction proposal and, in certain circumstances, could require Great Plains Energy to pay a termination fee to the other party.
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
The Amended Merger Agreement provides that in connection with the termination of the Amended Merger Agreement under specified circumstances relating to a failure to obtain regulatory approvals, a final and nonappealable order enjoining the consummation of the anticipated merger in connection with regulatory approvals or failure by Great Plains Energy to comply with its obligations under the Amended Merger Agreement to consummate the closing of the anticipated merger once all of the conditions have been satisfied, Great Plains Energy may be required to pay Westar a termination fee of $190 million. In addition, in the event that the Amended Merger Agreement is terminated by Westar under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal, Westar may be required to pay Great Plains Energy a termination fee of $190 million. Similarly, in the event that the Amended Merger Agreement is terminated by Great Plains Energy under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal, Great Plains Energy may be required to pay Westar a termination fee of $190 million.
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
Employee retention and recruitment may be particularly challenging prior to the completion of the anticipated merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite Great Plains Energy's retention and recruiting efforts, key employees depart or fail to continue employment because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Great Plains Energy's financial results could be adversely affected. Furthermore, the combined company's operational and financial performance following the anticipated merger could be adversely affected if it is unable to retain key employees and skilled workers of Great Plains Energy. The loss of the services of key employees and skilled workers and their experience and knowledge regarding Great Plains Energy's businesses could adversely affect the combined company's future operating results and the successful ongoing operation of its businesses.
Great Plains Energy is subject to contractual restrictions in the Amended Merger Agreement that may hinder its operations pending the anticipated merger.
The Amended Merger Agreement restricts Great Plains Energy, without Westar's consent, from making certain acquisitions and taking other specified actions until the anticipated merger occurs or the Amended Merger Agreement terminates. These restrictions may prevent Great Plains Energy from pursuing otherwise attractive business opportunities and making other changes to its business prior to completion of the anticipated merger or termination of the Amended Merger Agreement.

Failure to complete the anticipated merger, or significant delays in completing the anticipated merger, could negatively affect the trading price of Great Plains Energy common stock and the future business and financial results of Great Plains Energy.
Completion of the anticipated merger is not assured and is subject to risks, including the risks that approval of the anticipated merger by governmental agencies is not obtained or that other closing conditions are not satisfied. If the anticipated merger is not completed, or if there are significant delays in completing the anticipated merger, it could negatively affect the trading price of Great Plains Energy common stock and its future business and financial results, and Great Plains Energy will be subject to several risks, including the following:

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
Failure to successfully combine the businesses of Great Plains Energy and Westar in the expected time frame may adversely affect the future results of the combined company, and, consequently, the value of the Holdco common stock that Great Plains Energy shareholders receive as the merger consideration.
The success of the anticipated merger will depend, in part, on the ability of the combined company to realize the anticipated benefits and efficiencies from combining the businesses of Great Plains Energy and Westar. To realize these anticipated benefits, the businesses must be successfully combined. If the combined company is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the transactions may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the anticipated merger. These integration difficulties could result in a decline in the market value of Holdco common stock and, consequently, result in a decline in the market value of the Holdco common stock that Great Plains Energy shareholders receive as part of the merger consideration and continue to hold following consummation of the anticipated merger.
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
The market price of Holdco's common stock after the anticipated merger may be affected by factors different from those affecting the shares of Great Plains Energy or Westar currently.
Upon completion of the anticipated merger, the businesses of the combined company will differ from those of Great Plains Energy and Westar prior to the anticipated merger in important respects and, accordingly, the results of operations of the combined company and the market price of Holdco's shares of common stock following the anticipated merger may be affected by factors different from those currently affecting the independent results of operations of Great Plains Energy and Westar.

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
The combined company's debt service obligations with respect to this indebtedness could have an adverse impact on its earnings and cash flows for as long as the indebtedness is outstanding.
The combined company's indebtedness could also have important consequences to holders of Holdco common stock. For example, it could:

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
Based upon current levels of operations, Holdco expects to be able to generate sufficient cash on a consolidated basis to make all of the principal and interest payments when such payments are due under the combined company's existing credit facilities, indentures and other instruments governing its outstanding indebtedness, but there can be no assurance that the combined company will be able to repay or refinance such borrowings and obligations.
The anticipated benefits of combining the companies may not be realized.
Great Plains Energy entered into the Amended Merger Agreement with the expectation that the anticipated merger would result in various benefits, including, among other things, increased operating efficiencies and future cost savings that cannot be quantified with certainty at this time. Although Great Plains Energy expects to achieve the anticipated benefits of the anticipated merger, achieving them is subject to a number of uncertainties, including:

•
whether U.S. federal and state public utility, antitrust and other regulatory authorities whose approval is required to complete the anticipated merger impose conditions on the merger, which may have an adverse effect on the combined company, including its ability to achieve the anticipated benefits of the merger;

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
The anticipated merger will combine two companies that are currently affected by developments in the electric utility industry, including changes in regulation and increased competition. A failure to adapt to the changing regulatory environment after the anticipated merger could adversely affect the stability of the combined company's earnings and could result in the erosion of its market positions, revenues and profits.
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
Following the consummation of the anticipated merger, the price of Holdco common stock may be volatile. Some of the factors that could affect the price of Holdco common stock are quarterly increases or decreases in revenue or earnings, changes in revenue or earnings estimates by the investment community, the ability of Holdco to implement its integration strategy and to realize the expected synergies and other benefits from the anticipated merger and speculation in the press or investment community about Holdco's financial condition or results of operations. General market conditions and U.S. economic factors and political events unrelated to the performance of Holdco may also affect its stock price. For these reasons, shareholders should not rely on recent trends in the price of Great Plains Energy common stock to predict the future price of Holdco's common stock or its financial results.
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
As discussed in the "Environmental Risks" and "Financial Risks" sections below, the Companies' capital expenditures are substantial and there is a risk that a portion of the capital costs could be excluded from rates in future rate cases.
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
Air and Climate Change
The Companies' current generation capacity is primarily coal-fired, and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 17 million tons and 13 million tons of CO2 per year for Great Plains Energy and KCP&L, respectively. Management believes it is possible that additional federal or relevant state or local laws or regulations could be enacted to address global climate change.  At the international level, the Paris Agreement was adopted in December 2015 by nearly 200 countries and became effective in November 2016. The Paris Agreement does not result in any new, legally binding obligations on the U.S. to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. In June 2017, U.S. President Donald Trump announced the U.S. would withdraw from the Paris Agreement. Under the rules of the Paris Agreement, the earliest any country can withdraw is November 2020. Other international agreements legally binding on the U.S. may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with regulation of greenhouse gases under the existing Clean Air Act.
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
In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the U.S. Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. In October 2017, the EPA proposed to repeal the Clean Power Plan on the basis that it exceeded the EPA's statutory authority. In December 2017, the EPA issued an advance notice of proposed rulemaking (ANPRM) to solicit comments as the agency considers proposing a future rule to replace the Clean Power Plan. In the ANPRM, the EPA is considering proposing emission guidelines to limit greenhouse gas emissions from existing electric utility generating units. Compliance with the Clean Power Plan or any replacement rule has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of the EPA's proposal to repeal the Clean Power Plan and pending litigation is known.
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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In April 2015, the EPA published final regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery

Act (RCRA) Subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities. In September 2017, the EPA granted industry petitions to reconsider certain provisions of the CCR rule. The Companies use coal in generating electricity and dispose of CCRs in both on-site facilities and facilities owned by third parties.  Current and future EPA and state regulations regarding the handling, disposal and remediation of CCRs could have a material adverse effect on the Companies' results of operations, financial position and cash flows.
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
Great Plains Energy, KCP&L, GMO and certain of their securities are rated by Moody's Investors Service and S&P Global Ratings.  These ratings impact the Companies' cost of funds and Great Plains Energy's ability to provide credit support for its subsidiaries.  The interest rates on borrowings under the Companies' revolving credit agreements are subject to increase as their respective credit ratings decrease.  The amount of collateral or other credit support required under power supply and certain other agreements is also dependent on credit ratings.
Conditions in the U.S. capital and credit markets may deteriorate in the future for a variety of reasons, including, among others: instability in global markets, political uncertainty in the U.S. or abroad, fluctuations in the price of oil, geopolitical instability or other unforeseen events both in the U.S. and around the world. Adverse market conditions or decreases in Great Plains Energy's, KCP&L's or GMO's credit ratings could have material adverse effects on the Companies.  These effects could include, among others: reduced access to capital and increased cost of funds; dilution resulting from equity issuances at reduced prices; changes in the type and/or increases in the amount of collateral or other credit support obligations required to be posted with contractual counterparties; increased nuclear decommissioning trust and pension and other post-retirement benefit plan funding requirements; rate case disallowance of KCP&L's or GMO's costs of capital; reductions in or delays of capital expenditures; or reductions in Great Plains Energy's ability to provide credit support for its subsidiaries.  Any of these results could adversely affect the Companies' results of operations, financial position and cash flows.  In addition, market disruption and volatility could have an adverse impact on the Companies' lenders, suppliers and other counterparties or customers, causing them to fail to meet their obligations.

Great Plains Energy has guaranteed some of GMO's long-term and short-term debt and payments under these guarantees may adversely affect Great Plains Energy's liquidity.
Great Plains Energy has issued guarantees covering $95.5 million of GMO's long-term debt. Great Plains Energy also guarantees GMO's commercial paper program. At December 31, 2017, GMO had $209.3 million of commercial paper outstanding.  The guarantees obligate Great Plains Energy to pay amounts owed by GMO directly to the holders of the guaranteed debt in the event GMO defaults on its payment obligations.  Great Plains Energy may also guarantee debt that GMO may issue in the future.  Any guarantee payments could adversely affect Great Plains Energy's liquidity.
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
In addition, Great Plains Energy, KCP&L and GMO are subject to certain corporate and regulatory restrictions and financial covenants that could affect their ability to pay dividends.  Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring each company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times. Under the Amended Merger Agreement, Great Plains Energy is also restricted from paying a quarterly common stock dividend in excess of $0.275 per share without the consent of Westar. See Note 11 to the consolidated financial statements for additional information.  The Great Plains Energy Board of Directors (Great Plains Energy Board) regularly evaluates the common stock dividend policy and determines an appropriate dividend each quarter, after taking into account such factors as, among other things, earnings, financial condition and cash flows from KCP&L and GMO, as well as general economic conditions.  Great Plains Energy cannot assure common shareholders that the dividend will be paid in the future or that, if paid, dividends will be at the same amount or with the same frequency as in the past.
Market performance, increased employee retirements and retirement plan regulations could significantly impact retirement plan funding requirements and associated cash needs and expenses.
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
Technological advances, energy efficiency, or other energy conservation measures could reduce customer electricity consumption. KCP&L and GMO generate electricity at central station power plants to achieve economies of scale and produce electricity at a competitive cost. There are distributed generation technologies that produce electricity, including microturbines, wind turbines, fuel cells and solar cells, that have recently become more cost competitive. If this trend continues, the Companies' customer electricity consumption could be reduced. Changes in technology could also alter the channels through which the Companies' customers purchase or use electricity, which could reduce the Companies' customer electricity consumption.
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
KCP&L and GMO operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructures. Despite implementation of security measures, the technology systems are vulnerable to disability, failures, employee error or malfeasance, or unauthorized access. Such failures or breaches of the systems could impact the reliability of generation, transmission and distribution systems, result in legal claims and proceedings, damage the Companies' reputation and also subject the Companies to financial harm. If the technology systems were to fail or be breached and not able to be recovered in a timely manner, critical business functions could be impaired and sensitive confidential data could be compromised, which could have a material adverse impact on the Companies' results of operations, financial position and cash flows.
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
Wolf Creek has the lowest fuel cost per MWh of any of KCP&L's generating units, excluding renewable generation.  An extended outage of Wolf Creek, whether resulting from NRC action, an incident at the plant or otherwise, could have a material adverse effect on KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates or insurance.  If a long-term outage occurred, the state regulatory commissions could reduce rates by excluding the Wolf Creek investment from rate base.  Wolf Creek was constructed prior to 1986 and the age of Wolf Creek increases the risk of unplanned outages and results in higher maintenance costs.
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
On March 29, 2017, Westinghouse Electric Company, LLC (Westinghouse) filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Wolf Creek contracts with Westinghouse for nuclear fuel fabrications and reactor services. Westinghouse has stated that it intends to continue normal business operations. However, if Westinghouse did not perform under its contracts with Wolf Creek it could result in an extended outage at Wolf Creek. An extended outage of Wolf Creek could have a material adverse effect on Great Plains Energy's and KCP&L's results of operations, financial position and cash flows in the event KCP&L incurs higher replacement power and other costs that are not recovered through rates. In January 2018, Westinghouse issued a news release stating that it would sell its global business to an unaffiliated third party. This transaction must be approved by the bankruptcy court and applicable regulators. The process has not yet begun, but Westinghouse stated it plans to close the transaction in the third quarter of 2018. It is not yet known at this time if Wolf Creek's contracts will be impacted.
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
The rules governing the various regional power markets may change from time to time and such changes could impact the Companies' costs and revenues. Because the manner in which RTOs or ISOs will evolve is unclear, the Companies are unable to assess fully the impact of these changes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Electric Utility Generation Resources

			Year	Estimated 2018		Primary
	Unit	Location	Completed	MW Capacity		Fuel
Base Load	Iatan No. 2	Missouri	2010	482	(a)	Coal
	Wolf Creek	Kansas	1985	552	(a)	Nuclear
	Iatan No. 1	Missouri	1980	490	(a)	Coal
	La Cygne Nos. 1 and 2	Kansas	1973, 1977	699	(a)	Coal
	Hawthorn No. 5 (b)	Missouri	1969	564		Coal
	Montrose Nos. 2 and 3	Missouri	1960, 1964	334		Coal
Peak Load	West Gardner Nos. 1, 2, 3 and 4	Kansas	2003	314		Natural Gas
	Osawatomie	Kansas	2003	76		Natural Gas
	Hawthorn Nos. 6 and 9	Missouri	2000	235		Natural Gas
	Hawthorn No. 8	Missouri	2000	79		Natural Gas
	Hawthorn No. 7	Missouri	2000	78		Natural Gas
	Northeast Black Start Unit	Missouri	1985	2		Oil
	Northeast Nos. 17 and 18	Missouri	1977	105		Oil
	Northeast Nos. 13 and 14	Missouri	1976	95		Oil
	Northeast Nos. 15 and 16	Missouri	1975	106		Oil
	Northeast Nos. 11 and 12	Missouri	1972	88		Oil
Wind	Spearville 2 Wind Energy Facility (c)	Kansas	2010	48		Wind
	Spearville 1 Wind Energy Facility (d)	Kansas	2006	101		Wind
Total KCP&L				4,448
Base Load	Iatan No. 2	Missouri	2010	159	(a)	Coal
	Iatan No. 1	Missouri	1980	126	(a)	Coal
	Jeffrey Energy Center Nos. 1, 2 and 3	Kansas	1978, 1980, 1983	173	(a)	Coal
	Sibley Nos. 2 and 3	Missouri	1962, 1969	406		Coal
Peak Load	Lake Road Nos. 2 and 4	Missouri	1957, 1967	115		Natural Gas
	South Harper Nos. 1, 2 and 3	Missouri	2005	303		Natural Gas
	Crossroads Energy Center	Mississippi	2002	292		Natural Gas
	Ralph Green No. 3	Missouri	1981	71		Natural Gas
	Greenwood Nos. 1, 2, 3 and 4	Missouri	1975-1979	242		Natural Gas/Oil
	Lake Road No. 5	Missouri	1974	62		Natural Gas/Oil
	Lake Road Nos. 1 and 3	Missouri	1951, 1962	24		Natural Gas/Oil
	Lake Road Nos. 6 and 7	Missouri	1989, 1990	42		Oil
	Nevada	Missouri	1974	18		Oil
Total GMO				2,033
Total Great Plains Energy				6,481
(a)    Share of a jointly owned unit.

(b)	In 2001, a new boiler, air quality control equipment and an uprated turbine was placed in service at the Hawthorn Generating Station.

(c)	Accredited capacity is 16 MW pursuant to SPP reliability standards.

(d)	Accredited capacity is 31 MW pursuant to SPP reliability standards.

KCP&L owns 50% of La Cygne No. 1 and No. 2 Units, 70% of Iatan No. 1 Unit, 55% of Iatan No. 2 Unit and 47% of Wolf Creek. GMO owns 18% of each of Iatan No. 1 and No. 2 Units and 8% of Jeffrey Energy Center No. 1, No. 2 and No. 3 Units.

Electric Utility Transmission and Distribution Resources
Electric Utility's electric transmission system interconnects with systems of other utilities for reliability and to permit wholesale transactions with other electricity suppliers. Electric Utility has approximately 3,600 circuit miles of transmission lines, 15,600 circuit miles of overhead distribution lines and 7,400 circuit miles of underground distribution lines in Missouri and Kansas. Electric Utility has all material franchise rights necessary to sell electricity within its retail service territory. Electric Utility's transmission and distribution systems are routinely monitored for adequacy to meet customer needs. Management believes the current systems are adequate to serve customers.
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
Substantially all of the fixed property and franchises of KCP&L, which consist principally of electric generating stations, electric transmission and distribution lines and systems, and buildings (subject to exceptions, reservations and releases), are subject to a General Mortgage Indenture and Deed of Trust dated as of December 1, 1986, as supplemented (Indenture). Mortgage bonds totaling $479.5 million were outstanding at December 31, 2017.

A portion of the fixed property and franchises of GMO are subject to a General Mortgage Indenture and Deed of Trust dated as of April 1, 1946, as supplemented. Mortgage bonds totaling $4.6 million were outstanding at December 31, 2017.
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

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
GREAT PLAINS ENERGY
Great Plains Energy's common stock is listed on the New York Stock Exchange under the symbol "GXP". At February 16, 2018, Great Plains Energy's common stock was held by 13,952 shareholders of record. Information relating to market prices and cash dividends on Great Plains Energy's common stock is set forth in the following table.

	Common Stock Price Range (a)				Common Stock
	2017		2016		Dividends Declared
Quarter	High	Low	High	Low	2018		2017	2016
First	$29.24	$26.87	$32.26	$26.34	$0.275	(b)	$0.275	$0.2625
Second	29.92	27.86	32.68	28.35			0.275	0.2625
Third	31.58	29.14	31.22	26.53			0.275	0.2625
Fourth	34.70	30.55	28.60	26.20			0.275	0.275
(a)    Based on closing stock prices.
(b)    Declared February 13, 2018, and payable March 20, 2018, to shareholders of record as of February 27, 2018.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.
Purchases of Equity Securities
The following table provides information regarding purchases by Great Plains Energy for the three months ended December 31, 2017.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	2,981	$31.54	—	N/A
November 1 - 30	2,421	33.63	—	N/A
December 1 - 31	17,424	32.53	—	N/A
Total	22,826	$32.52	—	N/A
(a) Represents open market purchases for the Company's Dividend Reinvestment and Direct Stock Purchase Plan and defined contribution savings plan (401(k)).
KCP&L
KCP&L is a wholly owned subsidiary of Great Plains Energy, which holds the one share of issued and outstanding KCP&L common stock.
Dividend Restrictions
For information regarding dividend restrictions, see Note 13 to the consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Year Ended December 31	2017	2016	2015	2014(a)	2013(a)
Great Plains Energy	(dollars in millions except per share amounts)
Operating revenues	$2,708	$2,676	$2,502	$2,568	$2,446
Net income (loss)	$(106)	$290	$213	$243	$250
Basic and diluted earnings (loss) per common share	$(0.67)	$1.61	$1.37	$1.57	$1.62
Total assets at year end (a)	$12,458	$13,570	$10,739	$10,453	$9,770
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$3,664	$3,747	$3,746	$3,481	$3,492
Cash dividends per common share	$1.10	$1.0625	$0.9975	$0.935	$0.8825
SEC ratio of earnings to combined fixed charges and
preferred dividend requirements	1.66	2.54	2.58	2.72	2.75

KCP&L
Operating revenues	$1,891	$1,875	$1,714	$1,731	$1,671
Net income	$180	$225	$153	$162	$169
Total assets at year end (a)	$8,124	$8,058	$7,815	$7,495	$6,821
Total redeemable preferred stock, mandatorily
redeemable preferred securities and long-
term debt (including current maturities) (a)	$2,582	$2,565	$2,563	$2,297	$2,294
SEC ratio of earnings to fixed charges	3.05	3.30	2.57	2.69	2.76
(a) Applicable balances for the years ended December 31, 2014 and 2013 have been adjusted for the adoption of Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GREAT PLAINS ENERGY INCORPORATED
EXECUTIVE SUMMARY
Description of Business
Great Plains Energy is a public utility holding company and does not own or operate any significant assets other than the stock of its subsidiaries and cash and cash equivalents.
Great Plains Energy's sole reportable business segment is Electric Utility. Electric Utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric Utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 867,100 customers in the states of Missouri and Kansas.  Electric Utility's retail electricity rates are comparable to the national average of investor-owned utilities.
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
Great Plains Energy's anticipated merger with Westar was unanimously approved by the Great Plains Energy Board and Westar Board of Directors, has received the approvals of each of Great Plains Energy's and Westar's shareholders and has received early termination of the waiting period under the HSR Act with respect to antitrust review. The anticipated merger remains subject to regulatory approvals from KCC, the MPSC, NRC, FERC and FCC; as well as other contractual conditions.
See Note 2 to the consolidated financial statements for more information regarding the anticipated merger and redemption of acquisition financing associated with the Original Merger Agreement.
Expected Plant Retirements
In June 2017, Great Plains Energy and KCP&L announced plans to retire KCP&L's Montrose Station and GMO's Sibley Station by December 31, 2018 and GMO's Lake Road No. 4/6 Unit by December 31, 2019. The decision to retire these generating units, which represent approximately 900 MWs of generating capacity, was primarily driven by the age of the plants, expected environmental compliance costs and expected future generation capacity needs. See Note 1 to the consolidated financial statements for more information regarding the retirement of Sibley No. 3 Unit.
Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act represents the first major reform in U.S. income tax law since 1986. Most notably, the Tax Act reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate Alternative Minimum Tax (AMT), makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things. See Note 21 to the consolidated financial statements for more information regarding the impact of tax reform on Great Plains Energy and KCP&L.
Earnings Overview
Great Plains Energy had a loss available for common shareholders of $143.5 million or $0.67 per share in 2017 compared to earnings of $273.5 million or $1.61 per share in 2016. This decrease in earnings was largely driven by a number of non-recurring impacts due to the anticipated merger with Westar and the impacts of U.S. federal income tax reform. The specific drivers of the decrease in earnings were lower gross margin; higher depreciation expense; a loss on the settlement of the 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) dividend make-whole provisions; a loss on extinguishment of debt related to the redemption of Great Plains Energy's $4.3 billion senior notes; an increase in interest charges; higher income tax expense and increased preferred stock dividend requirements and redemption premium; partially offset by a decrease in injuries and damages expense due to settled litigation and an increase in interest income.
In addition, a higher number of average shares outstanding due to Great Plains Energy's registered public offering of 60.5 million shares of common stock in October 2016 diluted the 2017 loss per share by $0.26.
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
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for 2017 were $269.4 million or $1.74 per share, respectively. Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for 2016 were $286.0 million and $1.85, respectively. For 2015, adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) were the same as GAAP earnings and GAAP earnings per share at $211.4 million and $1.37, respectively. In addition to earnings (loss) available for common shareholders and diluted earnings (loss) per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated merger with Westar and the initial impact of U.S. federal income tax reform.
Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) excludes certain costs, expenses, gains, losses and the per share dilutive effect of equity issuances resulting from the anticipated merger and the previous plan to acquire Westar and the income tax expense associated with the revaluation of deferred income taxes and other initial effects resulting from the enactment of U.S. federal income tax reform. This information is intended to enhance an investor's overall understanding of results. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are used internally to measure performance against budget and in reports for management and the Great Plains Energy Board. Adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) are financial measures that are not calculated in accordance with GAAP and may not be comparable to other companies' presentations or more useful than the GAAP information provided elsewhere in this report.

The following table provides a reconciliation between earnings (loss) available for common shareholders and diluted earnings (loss) per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

Reconciliation of GAAP to Non-GAAP	Earnings (Loss)			Earnings (Loss) per Diluted Share
	2017	2016	2015	2017	2016	2015
	(millions, except per share amounts)
Earnings (loss) available for common shareholders	$(143.5)	$273.5	$211.4	$(0.67)	$1.61	$1.37
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	31.8	34.2	—	0.21	0.22	—
Financing, pre-tax (b)	85.5	35.9	—	0.55	0.24	—
Mark-to-market impacts of interest rate swaps, pre-tax (c)	(12.1)	(79.3)	—	(0.08)	(0.51)	—
Interest income, pre-tax (d)	(22.8)	(3.2)	—	(0.15)	(0.02)	—
Loss on Series B Preferred Stock dividend make-whole provisions, pre-tax (e)	124.8	—	—	0.80	—	—
Loss on extinguishment of debt, pre-tax (f)	82.8	—	—	0.53	—	—
Write-off of Series A deferred offering expenses, pre-tax (g)	15.0	—	—	0.10	—	—
Income tax expense (benefit) (h)	(59.7)	9.5	—	(0.37)	0.06	—
Preferred stock (i)	37.3	15.4	—	0.24	0.10	—
Impact of October 2016 share issuance (j)	N/A	N/A	N/A	(0.26)	0.15	—
Impact of U.S. federal income tax reform:
Income tax expense (k)	130.3	—	—	0.84	—	—
Adjusted earnings (non-GAAP)	$269.4	$286.0	$211.4	$1.74	$1.85	$1.37
Average Shares Outstanding
Shares used in calculating diluted earnings (loss) per common share				215.5	169.8	154.8
Adjustment for October 2016 share issuance (j)				(60.5)	(14.9)	—
Shares used in calculating adjusted earnings per share (non-GAAP)				155.0	154.9	154.8
(a) Reflects legal, advisory and consulting fees and certain severance expenses and are included in Costs to achieve the anticipated merger with Westar on the consolidated statements of comprehensive income (loss).
(b) Reflects fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes and are included in Interest charges on the consolidated statements of comprehensive income (loss).
(c) Reflects the mark-to-market impacts of interest rate swaps and is included in Interest charges and Non-operating income on the consolidated statements of comprehensive income (loss).
(d) Reflects interest income earned on the proceeds from Great Plains Energy's October 2016 equity offerings and March 2017 issuance of $4.3 billion senior notes and is included in Non-operating income on the consolidated statements of comprehensive income (loss).
(e) Reflects the loss on the settlement of the Series B Preferred Stock dividend make-whole provisions and is included within Loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
(f) Reflects the loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes and is included within Loss on extinguishment of debt on the consolidated statements of comprehensive income (loss).
(g) Reflects the write-off of deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock) and is included within Non-operating expenses on the consolidated statements of comprehensive income (loss).
(h) Reflects an income tax effect calculated at a 38.9% statutory rate, with the exception of certain non-deductible legal and financing fees.
(i) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock and redemption premiums associated with Series B Preferred Stock and cumulative preferred stock and are included in Preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income (loss).
(j) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.
(k) Reflects income tax expense associated with the revaluation of deferred income taxes and other initial impacts resulting from the enactment of U.S. federal income tax reform.

Regulatory Proceedings
See Note 6 to the consolidated financial statements for information regarding regulatory proceedings.
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.
Wolf Creek Refueling Outage
Wolf Creek's latest refueling outage began on September 10, 2016 and ended on November 21, 2016. Wolf Creek's next refueling outage is planned to begin in March of 2018.
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

			Impact on	Impact on
			Projected	2017
	Change in		Benefit	Pension
Actuarial assumption	Assumption		Obligation	Expense
			(millions)
Discount rate	0.5%	increase	$(97.4)	$(6.3)
Rate of return on plan assets	0.5%	increase	—	(3.7)
Discount rate	0.5%	decrease	110.1	7.0
Rate of return on plan assets	0.5%	decrease	—	3.7
Pension expense for KCP&L and GMO is recorded in accordance with rate orders from the MPSC and KCC. The orders allow the difference between pension costs under GAAP and pension costs for ratemaking to be recorded as a regulatory asset or liability with future ratemaking recovery or refunds, as appropriate.
In 2017, Great Plains Energy's pension expense was $113.2 million under GAAP and $99.4 million for ratemaking. The impact on 2017 pension expense in the table above reflects the impact on GAAP pension costs. Under the Companies' rate agreements, any increase or decrease in GAAP pension expense would be deferred in a regulatory asset or liability for future ratemaking treatment. See Note 9 to the consolidated financial statements for additional information regarding the accounting for pensions.
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
The determination of fair value of the reporting unit consisted of two valuation techniques: an income approach consisting of a discounted cash flow analysis and a market approach consisting of a determination of reporting unit invested capital using market multiples derived from the historical revenue, earnings before interest, income taxes, depreciation and amortization, net utility asset values and market prices of stock of peer companies. The results of the two techniques were evaluated and weighted to determine a point within the range that management considered representative of fair value for the reporting unit, which involves a significant amount of management judgment.
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

GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

	2017	2016	2015
	(millions)
Operating revenues	$2,708.2	$2,676.0	$2,502.2
Fuel and purchased power	(608.6)	(590.1)	(608.7)
Transmission	(105.7)	(84.8)	(89.1)
Other operating expenses	(987.4)	(1,003.2)	(943.9)
Costs to achieve the anticipated merger with Westar	(31.8)	(34.2)	—
Depreciation and amortization	(371.1)	(344.8)	(330.4)
Operating income	603.6	618.9	530.1
Non-operating income and expenses	19.3	2.8	3.7
Loss on Series B Preferred Stock dividend make-whole provisions	(124.8)	—	—
Loss on extinguishment of debt	(82.8)	—	—
Interest charges	(290.7)	(161.5)	(199.3)
Income tax expense	(233.3)	(172.2)	(122.7)
Income from equity investments	2.5	2.0	1.2
Net income (loss)	(106.2)	290.0	213.0
Preferred dividends and redemption premium	(37.3)	(16.5)	(1.6)
Earnings (loss) available for common shareholders	$(143.5)	$273.5	$211.4
Reconciliation of gross margin to operating revenues:
Operating revenues	$2,708.2	$2,676.0	$2,502.2
Fuel and purchased power	(608.6)	(590.1)	(608.7)
Transmission	(105.7)	(84.8)	(89.1)
Gross margin (a)	$1,993.9	$2,001.1	$1,804.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
2017 Compared to 2016
Electric Utility Segment
Electric Utility's net income decreased $35.2 million in 2017 compared to 2016 primarily due to:

•
a $7.2 million decrease in gross margin driven by cooler weather and a performance incentive for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA), primarily recognized in 2016; partially offset by an increase in weather-normalized retail demand, an increase in the recovery of program costs for energy efficiency programs under MEEIA, favorable arbitration and insurance settlements in 2017 and an increase in other margin items;

•
an $8.2 million decrease in other operating expense primarily driven by a decrease in plant operating and maintenance expense and a decrease in injuries and damages expense primarily due to settled litigation; partially offset by an increase in program costs for energy efficiency programs under MEEIA;

•	a $26.3 million increase in depreciation and amortization expense primarily driven by capital additions; and

•
a $5.1 million increase in income tax expense primarily driven by the revaluation of KCP&L's and GMO's deferred income taxes not included in rate base as a result of the enactment of U.S. federal income tax reform in December 2017 and decreased wind production tax credits in 2017; partially offset by decreased pre-tax income.

Corporate and Other Activities
Great Plains Energy's corporate and other activities net loss increased $381.8 million in 2017 compared to 2016 primarily due to:

•	$7.5 million of other operating expenses for the settlement of litigation at MPS Merchant in 2016;

•	a $2.3 million decrease in operating expenses for costs to achieve the anticipated merger with Westar;

•	a $130.8 million increase in interest charges due to:

◦
an $81.2 million decrease in the mark-to-market gain on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017; and

◦
a $49.6 million increase in costs incurred to finance the acquisition of Westar under the Original Merger Agreement including $59.1 million of interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and redeemed in July 2017 and a decrease of $9.2 million of fees and expenses for a bridge term loan facility;

•
a $33.6 million increase in non-operating income due to $14.0 million of mark-to-market gains on deal contingent interest rate swaps and an increase of $19.6 million of interest income earned on increased cash and cash equivalents at Great Plains Energy in 2017 related to the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of $4.3 billion of senior notes;

•
a $15.0 million increase in non-operating expenses due to the write-off of previously deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OCM Credit Portfolio LP (OMERS) in July 2017;

•
a $124.8 million loss on the settlement of the Series B Preferred Stock dividend make-whole provisions in connection with the redemption of Great Plains Energy's Series B Preferred Stock in August 2017;

•	an $82.8 million loss on extinguishment of debt due to Great Plains Energy's redemption of its $4.3 billion senior notes in July 2017;

•	a $66.2 million increase in income tax expense related to these items;

•
a $21.9 million increase in reductions to earnings available for common shareholders primarily due to preferred stock dividend requirements and the redemption premium for Great Plains Energy's Series B Preferred Stock issued in October 2016 and redeemed in August 2017; and

•
a $119.2 million increase in income tax expense due to the enactment of U.S. federal income tax reform in December 2017, consisting of $110.1 million related to the revaluation of GMO's non-regulated deferred income tax assets and $9.1 million of income tax expense related to the reassessment of the valuation allowance needed for the realization of refundable AMT credits and state net operating loss (NOL) carryforwards.

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

•
a $50.0 million increase in other operating expenses driven by an increase in pension expense, an increase in program costs for energy efficiency programs under MEEIA, an increase in plant operating and maintenance expense, an increase in injuries and damages expense and an increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues;

•	$15.9 million of operating expenses for costs to achieve the anticipated merger with Westar;

•	a $14.4 million increase in depreciation and amortization expense driven by capital additions;

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

•	a $43.5 million increase in income tax expense driven by an increase in pre-tax income.
Corporate and Other Activities
Great Plains Energy's corporate and other activities net loss increased $6.2 million in 2016 compared to 2015 primarily due to:

•	$7.5 million of other operating expenses for the settlement of litigation at MPS Merchant in 2016;

•	$18.3 million of operating expenses for costs to achieve the anticipated merger with Westar;

•	$35.9 million of interest charges for fees incurred for a bridge term loan facility;

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

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes Electric Utility's results of operations.

	2017	2016	2015
	(millions)
Operating revenues	$2,708.2	$2,676.0	$2,502.2
Fuel and purchased power	(608.6)	(590.1)	(608.7)
Transmission	(105.7)	(84.8)	(89.1)
Other operating expenses	(982.0)	(990.2)	(940.2)
Costs to achieve the anticipated merger with Westar	(15.7)	(15.9)	—
Depreciation and amortization	(371.1)	(344.8)	(330.4)
Operating income	625.1	650.2	533.8
Non-operating income and expenses	(1.9)	2.3	1.7
Interest charges	(196.9)	(196.1)	(190.9)
Income tax expense	(169.4)	(164.3)	(120.8)
Net income	$256.9	$292.1	$223.8
Reconciliation of gross margin to operating revenue:
Operating revenues	$2,708.2	$2,676.0	$2,502.2
Fuel and purchased power	(608.6)	(590.1)	(608.7)
Transmission	(105.7)	(84.8)	(89.1)
Gross margin (a)	$1,993.9	$2,001.1	$1,804.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize Electric Utility's gross margin and MWhs sold.

		%		%
Gross Margin (a)	2017	Change(c)	2016	Change(c)	2015
Retail revenues	(millions)
Residential	$1,088.5	—	$1,092.5	9	$1,006.2
Commercial	1,092.6	2	1,066.0	6	1,001.0
Industrial	238.3	4	229.6	3	222.3
Other retail revenues	18.7	(10)	20.9	3	20.4
Provision for rate refund	10.7	N/M	(9.6)	N/M	—
Energy efficiency (MEEIA)(b)	66.4	(17)	80.0	55	51.5
Total retail	2,515.2	1	2,479.4	8	2,301.4
Wholesale revenues	131.8	(7)	142.0	(3)	147.1
Other revenues	61.2	12	54.6	2	53.7
Operating revenues	2,708.2	1	2,676.0	7	2,502.2
Fuel and purchased power	(608.6)	3	(590.1)	(3)	(608.7)
Transmission	(105.7)	25	(84.8)	(5)	(89.1)
Gross margin	$1,993.9	—	$2,001.1	11	$1,804.4

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

(b)
Consists of recovery of program costs of $55.0 million, $49.3 million and $42.9 million for 2017, 2016 and 2015, respectively, that have a direct offset in utility operating and maintenance expenses, recovery of throughput disincentive of $11.2 million, $15.1 million and $8.6 million for 2017, 2016 and 2015, respectively, and a performance incentive of $0.2 million and $15.6 million for 2017 and 2016, respectively.

(c)	N/M - not meaningful

		%		%
MWh Sales	2017	Change	2016	Change	2015
Retail MWh sales	(thousands)
Residential	8,564	(2)	8,774	2	8,585
Commercial	10,695	(1)	10,796	—	10,777
Industrial	3,105	(1)	3,149	(1)	3,191
Other retail MWh sales	102	(11)	115	(1)	116
Total retail	22,466	(2)	22,834	1	22,669
Wholesale MWh sales	7,241	3	7,063	9	6,512
Total MWh sales	29,707	(1)	29,897	3	29,181
Electric Utility's residential customers' usage is significantly affected by weather. Bulk power sales, the major component of wholesale sales, vary with system requirements, generating unit availability, transmission availability, fuel costs, and requirements of other electric systems. Electric Utility's revenues contain certain recovery mechanisms as follows:

•
KCP&L's Kansas retail rates contain an Energy Cost Adjustment (ECA) tariff. The ECA tariff reflects the projected annual amounts of fuel, purchased power, emission allowances and asset-based off-system sales margin. These projected amounts are subject to quarterly re-forecasts. Any difference between the ECA revenue collected and the actual ECA amounts for a given year (which may be positive or negative) is recorded either as a reduction of fuel and purchased power expense (for under-recoveries) or a reduction of retail revenues (for over-recoveries) and deferred as a regulatory asset or liability to be recovered from or refunded to Kansas electric retail customers over twelve months beginning April 1 of the succeeding year.

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
Electric Utility's gross margin decreased $7.2 million in 2017 compared to 2016 driven by:

•	an estimated $53 million decrease due to cooler weather driven by a 16% decrease in cooling degree days (CDD);

•
a $15.4 million decrease in MEEIA performance incentive related to the achievement of certain energy savings levels in the first cycle of KCP&L's and GMO's MEEIA programs, which was primarily recognized in 2016;

•	an estimated $33 million increase due to weather-normalized retail demand;

•	a $5.7 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	$6.3 million of favorable arbitration and insurance settlements in 2017 that did not pass through KCP&L's fuel recovery mechanism in Missouri; and

•	an estimated $16 million increase in other margin items.
Electric Utility's gross margin increased $196.7 million in 2016 compared to 2015 primarily driven by:

•
an estimated $111 million increase due to new retail rates and an estimated $37 million increase due to new cost recovery mechanisms for KCP&L in Missouri effective September 29, 2015, and in Kansas effective October 1, 2015;

•	an estimated $38 million increase due to warmer weather with a 16% increase in CDD in 2016;

•	a $6.4 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	a $6.5 million increase in MEEIA throughput disincentive;

•	a $15.6 million MEEIA performance incentive recognized in 2016 related to the achievement of certain energy savings levels in the first cycle of KCP&L's and GMO's MEEIA programs; and

•	an estimated $9 million decrease due to a decrease in weather-normalized retail demand.
The following table provides CDD and heating degree days (HDD) for the last three years at the Kansas City International Airport. CDD and HDD are used to reflect the demand for energy to cool or heat homes and buildings.

		%		%
	2017	Change	2016	Change	2015

CDD	1,325	(16)	1,585	16	1,370

HDD	4,381	2	4,296	(6)	4,578

Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric Utility's other operating expenses decreased $8.2 million in 2017 compared to 2016 primarily driven by:

•	a $6.2 million decrease in plant operating and maintenance expense;

•	a $10.5 million decrease in injuries and damages expense primarily due to settled litigation in 2017 in which actual losses were less than estimated; and

•	a $5.7 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue.
Electric Utility's other operating expenses increased $50.0 million in 2016 compared to 2015 primarily driven by:

•	a $4.8 million increase in pension expense corresponding to the resetting of pension expense trackers with the effective date of new retail rates;

•	a $6.4 million increase in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $4.9 million increase in plant operating and maintenance expense;

•	a $7.9 million increase in injuries and damages expense primarily due to an increase in estimated losses from an unfavorable judgment in ongoing litigation; and

•	a $13.7 million increase in general taxes driven by higher property taxes and higher gross receipts taxes due to an increase in retail revenues.
Electric Utility Depreciation and Amortization
Electric Utility's depreciation and amortization expense increased $26.3 million and $14.4 million in 2017 compared to 2016 and 2016 compared to 2015, respectively, primarily due to capital additions.
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
Electric Utility Income Tax Expense
Electric Utility's income tax expense increased $5.1 million in 2017 compared to 2016 primarily due to an increase of $11.1 million related to the revaluation of KCP&L's and GMO's deferred income taxes not included in rate base as a result of the enactment of U.S. federal income tax reform in December 2017 and an increase of $4.5 million due to decreased wind production tax credits in 2017; partially offset by a decrease of $11.8 million due to decreased pre-tax income.
Electric Utility's income tax expense increased $43.5 million in 2016 compared to 2015 due to increased pre-tax income.
GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(December 31, 2017 compared to December 31, 2016)

•
Great Plains Energy's cash and cash equivalents decreased $167.7 million primarily due to the redemption of Great Plains Energy's $4.3 billion senior notes for $4,400.1 million in July 2017, the redemption of Great Plains Energy's Series B Preferred Stock in August 2017 for $963.4 million and the maturity of Great Plains Energy's $100.0 million of 6.875% Senior Notes in September 2017; partially offset by the issuance of Great Plains Energy's $4.3 billion senior notes and the maturity of a $1.0 billion time deposit in March 2017.

•	Great Plains Energy's time deposit decreased $1.0 billion due to its maturity in March 2017.

•
Great Plains Energy's plant to be retired, net increased $143.6 million in connection with the expected retirement of GMO's Sibley No. 3 Unit. See Note 1 to the consolidated financial statements for additional information.

•
Great Plains Energy's regulatory assets decreased $134.1 million and regulatory liabilities increased $796.4 million primarily due to an $868.3 million decrease in net deferred income tax liabilities due to the revaluation and restatement of deferred income tax assets and liabilities included in rate base and a tax gross-up adjustment for ratemaking purposes in December 2017 as a result of the change in corporate income tax rate from U.S. federal income tax reform. See Note 6 and Note 21 to the consolidated financial statements for additional information.

•
Great Plains Energy's deferred income taxes decreased $708.0 million primarily due to the revaluation and restatement of deferred income tax assets and liabilities and a tax gross-up adjustment for ratemaking purposes in December 2017 as a result of the change in corporate income tax rate from U.S. federal income tax reform.

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
Great Plains Energy's liquid resources at December 31, 2017, consisted of $1.1 billion of cash and cash equivalents on hand and $856.4 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $188.0 million from Great Plains Energy's revolving credit facility, $429.8 million from KCP&L's credit facilities and $238.6 million from GMO's credit facilities.  See Notes 4 and 11 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
The $1.1 billion of cash and cash equivalents on hand at December 31, 2017, is primarily the result of Great Plains Energy's common stock offering in October 2016, the proceeds of which were to be used to fund a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement. Great Plains Energy also expects to receive $140.6 million in proceeds from its deal contingent interest rate swaps upon the closing of the anticipated merger with Westar. Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock over time after the closing of the anticipated merger.
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
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $26.5 million increase in cash flows from operating activities for Great Plains Energy in 2017 compared to 2016 was primarily driven by a $35.5 million decrease in the under recovery of costs subject to fuel recovery mechanisms partially offset by an increase in Great Plains Energy's pension funding contributions of $7.1 million. Other changes in working capital are detailed in Note 3 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations.
The $30.9 million increase in cash flows from operating activities for Great Plains Energy in 2016 compared to 2015 was primarily driven by new retail rates for KCP&L and warmer weather.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.
In 2017, Great Plains Energy received $1.0 billion for proceeds from the maturity of a time deposit.
In 2016, Great Plains Energy purchased a $1.0 billion time deposit with a portion of the proceeds from its October 2016 common stock and depositary share offerings.
Great Plains Energy's utility capital expenditures decreased $67.7 million in 2016 compared to 2015 primarily due to a decrease in cash utility capital expenditures related to infrastructure and system improvements.
Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities in 2017 reflects gross proceeds of $4.6 billion from the issuance of Great Plains Energy's $4.3 billion senior notes in March 2017 and KCP&L's issuance of $300.0 million of 4.20% unsecured Senior Notes in June 2017; $38.3 million in issuance fees related to the issuance of senior notes; $4.7 billion of long-term debt repayments from the maturity of KCP&L's $250.0 million of 5.85% unsecured Senior Notes in June 2017, the redemption of Great Plains Energy's $4.3 billion senior notes and a $43.0 million redemption premium in July 2017, the maturity of KCP&L's $31.0 million secured Series 1992 EIRR in July 2017 and the maturity of Great Plains Energy's $100.0 million of 6.875% unsecured Senior Notes in September 2017; a $78.0 million increase in dividends paid in 2017 compared to 2016 primarily due to Great Plains Energy's October 2016 common stock and depositary share offerings; and the $963.4 million redemption of Series B Preferred Stock in August 2017.
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
Impact of Credit Ratings on Liquidity
The ratings of Great Plains Energy's, KCP&L's and GMO's securities by the credit rating agencies impact their liquidity, including the cost of borrowings under their revolving credit agreements and in the capital markets. The Companies view maintenance of strong credit ratings as extremely important to their access to and cost of debt financing and to that end maintain an active and ongoing dialogue with the agencies with respect to results of operations, financial position and future prospects. While a decrease in these credit ratings would not cause any acceleration of Great Plains Energy's, KCP&L's or GMO's debt, it could increase interest charges under Great Plains Energy's, KCP&L's and GMO's revolving credit agreements. A decrease in credit ratings could also have, among other things, an adverse impact, which could be material, on Great Plains Energy's, KCP&L's and GMO's access to capital, the cost of funds, the ability to recover actual interest costs in state regulatory proceedings, the type and amounts of collateral required under supply agreements and Great Plains Energy's ability to provide credit support for its subsidiaries.
As of February 21, 2018, the major credit rating agencies rated Great Plains Energy's, KCP&L's and GMO's securities as detailed in the following table.

	Moody's	S&P Global
	Investors Service	Ratings
Great Plains Energy
Outlook	Stable	Positive
Corporate Credit Rating	-	BBB+
Senior Unsecured Debt	Baa2	BBB

KCP&L
Outlook	Stable	Positive
Senior Secured Debt	A2	A
Senior Unsecured Debt	Baa1	BBB+
Commercial Paper	P-2	A-2

GMO
Outlook	Stable	Positive
Senior Unsecured Debt	Baa2	BBB+
Commercial Paper	P-2	A-2
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
KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In May 2017, the MPSC authorized KCP&L to issue up to $350.0 million of long-term debt through December 31, 2017. At December 31, 2017, KCP&L had utilized $300.0 million of this authorization. In February 2018, the MPSC authorized KCP&L to issue up to $750.0 million of long-term debt through September 30, 2019, to replace the authorization which expired on December 31, 2017.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At December 31, 2017, there was $832.5 million available under this authorization. In February 2016, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2018. At December 31, 2017, there was $540.7 million available under this authorization. In December 2017, GMO filed a request with FERC to have outstanding at any one time up to $750.0 million in short-term debt instruments through March 2020.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At December 31, 2017, there were no outstanding payables under the money pool.

Significant Financing Activities
Great Plains Energy
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the SEC that became effective in March 2015 and expires in March 2018. Great Plains Energy does not expect to replace this shelf registration statement prior to the closing of the anticipated merger with Westar.

In March 2017, Great Plains Energy issued $4.3 billion of senior notes and as a result of the Amended Merger Agreement, redeemed the senior notes in July 2017. See Note 12 to the consolidated financial statements for more information on the redemption of the senior notes.
In August 2017, as a result of the Amended Merger Agreement, Great Plains Energy redeemed its Series B Preferred Stock. See Note 14 to the consolidated financial statements for more information on the redemption of the Series B Preferred Stock.
In September 2017, Great Plains Energy repaid its $100.0 million of 6.875% unsecured Senior Notes at maturity.
KCP&L
KCP&L has an effective shelf registration statement providing for the sale of unlimited amounts of notes and mortgage bonds with the SEC that was filed and became effective in March 2015 and expires in March 2018. Upon expiration of this registration statement, KCP&L intends to file a new shelf registration statement with the SEC providing for the sale of up to $1.1 billion in aggregate principal amount of notes and mortgage bonds.

In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047, with proceeds used to repay $250.0 million of 5.85% Senior Notes that matured in June 2017 and $31.0 million of secured Series 1992 EIRR bonds that matured in July 2017.
Debt Agreements
See Note 11 to the consolidated financial statements for information regarding revolving credit facilities.
Projected Utility Capital Expenditures
Great Plains Energy's cash utility capital expenditures, excluding Allowance for Funds Used During Construction (AFUDC) to finance construction, were $573.5 million, $609.4 million and $677.1 million in 2017, 2016 and 2015, respectively. Utility capital expenditures represent a significant portion of Great Plains Energy's capital requirements. Utility capital expenditures projected for the next five years include improvements to generating, distribution and transmission facilities, software upgrades and expenditures for environmental projects at coal-fired power plants. Great Plains Energy intends to meet these capital requirements with a combination of internally generated funds and proceeds from short-term and long-term debt.
Utility capital expenditures projected for the next five years, excluding AFUDC, are detailed in the following table. This utility capital expenditure plan is subject to continual review and change.

	2018	2019	2020	2021	2022
	(millions)
Generating facilities	$165.8	$170.2	$151.4	$139.8	$151.7
Distribution and transmission facilities	246.7	256.6	245.7	284.7	235.2
General facilities	100.2	108.8	93.4	87.5	71.0
Nuclear fuel	21.4	24.7	43.8	25.4	24.8
Environmental	14.6	2.8	7.7	20.1	63.1
Total utility capital expenditures	$548.7	$563.1	$542.0	$557.5	$545.8
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
In 2017 and 2016, the Company contributed $76.9 million and $69.8 million to the pension plans, respectively, and expects to contribute $84.0 million in 2018 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2018 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined.
Additionally, the Company provides post-retirement health and life insurance benefits for certain retired employees and expects to make benefit contributions of $4.6 million under the provisions of these plans in 2018, the majority of which is expected to be paid by KCP&L.
Management believes the Company has adequate access to capital resources through cash flows from operations or through existing lines of credit to support these funding requirements.
Supplemental Capital Requirements and Liquidity Information
The information in the following table is provided to summarize Great Plains Energy's cash obligations and commercial commitments.

Payment due by period	2018	2019	2020	2021	2022	After 2022	Total
Long-term debt	(millions)
Principal	$351.1	$401.1	$1.1	$432.0	$287.5	$2,209.6	$3,682.4
Interest	170.3	144.9	130.5	121.9	99.0	1,180.7	1,847.3
Lease commitments
Operating leases	12.1	9.3	9.7	9.7	9.5	101.0	151.3
Capital leases	0.4	0.4	0.4	0.4	0.4	2.7	4.7
Pension and other post-retirement plans (a)	88.6	88.6	88.6	88.6	88.6	(a)	443.0
Purchase commitments
Fuel	210.4	180.1	67.3	5.1	37.4	80.7	581.0
Power	47.3	47.3	47.3	47.4	47.6	414.6	651.5
Other	20.9	14.7	6.7	5.5	2.4	35.9	86.1
Total contractual commitments (a)	$901.1	$886.4	$351.6	$710.6	$572.4	$4,025.2	$7,447.3

(a)
The Company expects to make contributions to the pension and other post-retirement plans beyond 2022 but the amounts are not yet determined. Amounts for years after 2018 are estimates based on information available in determining the amount for 2018. Actual amounts for years after 2018 could be significantly different than the estimated amounts in the table above.

Long-term debt includes current maturities. Long-term debt principal excludes $18.7 million of net discounts on senior notes and debt issuance costs. Variable rate interest obligations are based on rates as of December 31, 2017.
Lease commitments end in 2048. Operating lease commitments include railcars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.2 million in 2018 and approximately $0.4 million per year from 2019 to 2025, for a total of $4.0 million.
The Company expects to contribute $88.6 million to the pension and other post-retirement plans in 2018, of which the majority is expected to be paid by KCP&L. Additional contributions to the plans are expected beyond 2022 in amounts at least sufficient to meet the greater of ERISA or regulatory funding requirements; however, these amounts have not yet been determined. Amounts for years after 2018 are estimates based on information available in determining the amount for 2018. Actual amounts for years after 2018 could be significantly different than the estimated amounts in the table above.

Fuel commitments consist of commitments for nuclear fuel, coal and coal transportation costs. Power commitments consist of commitments for renewable energy under power purchase agreements. Other represents individual commitments entered into in the ordinary course of business.

Great Plains Energy has other insignificant long-term liabilities recorded on its consolidated balance sheet at December 31, 2017, which do not have a definitive cash payout date and are not included in the table above.
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
At December 31, 2017, Great Plains Energy has provided $133.5 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $38.0 million, which expire in 2018 and

•	Great Plains Energy guarantees of GMO long-term debt totaling $95.5 million, which includes debt with maturity dates ranging from 2018 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2017, GMO had $209.3 million commercial paper outstanding. None of the guaranteed obligations are subject to default or prepayment if GMO's credit ratings were downgraded.
At December 31, 2017, KCP&L had issued letters of credit totaling $5.2 million as credit support to certain counterparties that expire in 2018. KCP&L has also issued $148.1 million of letters of credit as credit support for its variable rate EIRR Bond Series 2007A and B that expire in 2018.
At December 31, 2017, GMO had issued letters of credit totaling $2.1 million as credit support to certain counterparties that expire in 2018.

KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

	2017	2016
	(millions)
Operating revenues	$1,890.7	$1,875.4
Fuel and purchased power	(412.1)	(372.7)
Transmission	(68.6)	(56.4)
Other operating expenses	(689.5)	(705.8)
Costs to achieve the anticipated merger with Westar	(10.5)	(10.9)
Depreciation and amortization	(266.3)	(247.5)
Operating income	443.7	482.1
Non-operating income and expenses	3.1	4.2
Interest charges	(138.8)	(139.4)
Income tax expense	(128.2)	(121.9)
Net income	$179.8	$225.0
Reconciliation of gross margin to operating revenues:
Operating revenues	$1,890.7	$1,875.4
Fuel and purchased power	(412.1)	(372.7)
Transmission	(68.6)	(56.4)
Gross margin (a)	$1,410.0	$1,446.3

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
	2017	2016	Change	2017	2016	Change
Retail revenues	(millions)			(thousands)
Residential	$715.6	$713.0	—	5,182	5,330	(3)
Commercial	826.5	798.5	4	7,466	7,553	(1)
Industrial	157.7	147.4	7	1,815	1,839	(1)
Other retail revenues	11.1	13.1	(15)	72	83	(14)
Provision for rate refund	0.9	0.8	16	N/A	N/A	N/A
Energy efficiency (MEEIA)(a)	30.1	50.9	(41)	N/A	N/A	N/A
Total retail	1,741.9	1,723.7	1	14,535	14,805	(2)
Wholesale revenues	122.9	128.9	(5)	6,788	6,629	2
Other revenues	25.9	22.8	13	N/A	N/A	N/A
Operating revenues	1,890.7	1,875.4	1	21,323	21,434	(1)
Fuel and purchased power	(412.1)	(372.7)	11
Transmission	(68.6)	(56.4)	22
Gross margin (b)	$1,410.0	$1,446.3	(3)

(a)
Consists of recovery of program costs of $24.1 million and $31.0 million for 2017 and 2016, respectively, that have a direct offset in operating and maintenance expenses and recovery of throughput disincentive of $6.0 million and $9.5 million for 2017 and 2016, respectively, and a performance incentive of $10.4 million for 2016.

(b)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L's gross margin decreased $36.3 million in 2017 compared to 2016 primarily driven by:

•	an estimated $42 million decrease due to cooler weather driven by a 16% decrease in CDD;

•	a $6.9 million decrease for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	a $10.4 million MEEIA performance incentive related to the achievement of certain energy savings levels in the first cycle of KCP&L's MEEIA program, which was recognized in 2016;

•	$6.3 million of favorable arbitration and insurance settlements in 2017 that did not pass through KCP&L's fuel recovery mechanism in Missouri; and

•	an estimated $14 million increase due to weather-normalized retail demand.
KCP&L Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $16.3 million in 2017 compared to 2016 primarily driven by:

•	a $6.9 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue;

•	a $3.7 million decrease in plant operating and maintenance expense; and

•	a $10.6 million decrease in injuries and damages expense primarily due to settled litigation in 2017 in which actual losses were less than estimated.
KCP&L Depreciation and Amortization
KCP&L's depreciation and amortization expense increased $18.8 million in 2017 compared to 2016 primarily due to capital additions.
KCP&L Income Tax Expense
KCP&L's income tax expense increased $6.3 million in 2017 compared to 2016 primarily due to an increase of $16.5 million related to the revaluation of KCP&L's deferred income taxes not included in rate base as a result of the enactment of U.S. federal income tax reform in December 2017 and an increase of $4.5 million due to decreased wind production tax credits in 2017; partially offset by a decrease of $15.1 million due to decreased pre-tax income.
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
Hedging Strategies
Great Plains Energy and KCP&L, from time to time, utilize derivative instruments to execute risk management and hedging strategies. Derivative instruments, such as futures, forward contracts, swaps or options, derive their value from underlying assets, indices, reference rates or a combination of these factors. These derivative instruments include negotiated contracts, which are referred to as over-the-counter derivatives, and instruments listed and traded on an exchange.
Interest Rate Risk
Great Plains Energy and KCP&L manage interest expense and short- and long-term liquidity through a combination of fixed and variable rate debt. Generally, the amount of each type of debt is managed through market issuance, but interest rate swap and cap agreements with highly rated financial institutions may also be used to achieve the desired combination. At December 31, 2017, 4% and 7%, respectively, of Great Plains Energy's and KCP&L's long-term debt was variable rate debt. Interest rates impact the fair value of long-term debt. A change in interest rates would impact Great Plains Energy and KCP&L to the extent they redeemed any of their outstanding long-term debt. Great Plains Energy's and KCP&L's book values of long-term debt were below fair value by 7% at December 31, 2017.
Great Plains Energy and KCP&L had $376.8 million and $167.5 million, respectively, of commercial paper outstanding at December 31, 2017. The principal amount of the commercial paper, which will vary during the year, drives Great Plains Energy's and KCP&L's commercial paper interest expense. Assuming $376.8 million and $167.5 million of commercial paper was outstanding for all of 2018 for Great Plains Energy and KCP&L, respectively, a hypothetical 10% increase in commercial paper rates would result in an increase in interest expense of $0.5 million for Great Plains Energy and $0.2 million for KCP&L in 2018. Assuming $376.8 million and $167.5 million of commercial paper was outstanding for all of 2018 for Great Plains Energy and KCP&L, respectively, a hypothetical 100 basis point increase in commercial paper rates would result in an increase in interest expense of $3.8 million for Great Plains Energy and $1.7 million for KCP&L in 2018.
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
KCP&L's wholesale operations include the physical delivery and marketing of power obtained through its generation capacity. KCP&L is required to maintain a minimum reserve margin of 12%. This net positive supply of capacity is maintained through KCP&L's generation assets, capacity agreements, power purchase agreements and peak demand reduction programs to protect KCP&L from the potential operational failure of one of its power generating units. KCP&L continually evaluates the need for additional risk mitigation measures in order to minimize its financial exposure to, among other things, spikes in wholesale power prices during periods of high demand.
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

Credit Risk - MPS Merchant
MPS Merchant is exposed to credit risk. Credit risk is measured by the loss that would be recorded if counterparties failed to perform pursuant to the terms of the contractual obligations less the value of any collateral held. MPS Merchant's counterparties are not externally rated. Credit exposure to counterparties at December 31, 2017, was $4.5 million.
Investment Risk
KCP&L maintains trust funds, as required by the NRC, to fund its share of decommissioning the Wolf Creek nuclear power plant. As of December 31, 2017, these funds were invested primarily in domestic equity securities and fixed income securities and are reflected at fair value on KCP&L's balance sheets. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs; however, the equity securities in the trusts are exposed to price fluctuations in equity markets and the value of fixed rate fixed income securities are exposed to changes in interest rates. A hypothetical increase in interest rates resulting in a hypothetical 10% decrease in the value of the fixed income securities would have resulted in a $7.2 million reduction in the value of the decommissioning trust funds at December 31, 2017. A hypothetical 10% decrease in equity prices would have resulted in an $18.2 million reduction in the fair value of the equity securities at December 31, 2017. KCP&L's exposure to investment risk associated with the decommissioning trust funds is in large part mitigated due to the fact that KCP&L is currently allowed to recover its decommissioning costs in its rates. If the actual return on trust assets is below the anticipated level, KCP&L could be responsible for the balance of funds required to decommission Wolf Creek; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Great Plains Energy Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Great Plains Energy Incorporated and subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 2018

We have served as the Company's auditor since 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Kansas City Power & Light Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kansas City Power & Light Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, common shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 2018

We have served as the Company's auditor since 2002.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)

Year Ended December 31	2017	2016	2015
Operating Revenues	(millions, except per share amounts)
Electric revenues	$2,708.2	$2,676.0	$2,502.2
Operating Expenses
Fuel and purchased power	608.6	590.1	608.7
Transmission	105.7	84.8	89.1
Utility operating and maintenance expenses	754.2	759.5	724.8
Costs to achieve the anticipated merger with Westar Energy, Inc.	31.8	34.2	—
Depreciation and amortization	371.1	344.8	330.4
General taxes	229.2	226.7	213.2
Other	4.0	17.0	5.9
Total	2,104.6	2,057.1	1,972.1
Operating income	603.6	618.9	530.1
Other Income (Expense)
Non-operating income	50.7	17.1	11.7
Non-operating expenses	(31.4)	(14.3)	(8.0)
Loss on Series B Preferred Stock dividend make-whole provisions (Note 14)	(124.8)	—	—
Loss on extinguishment of debt (Note 12)	(82.8)	—	—
Total	(188.3)	2.8	3.7
Interest charges	(290.7)	(161.5)	(199.3)
Income before income tax expense and income from equity investments	124.6	460.2	334.5
Income tax expense	(233.3)	(172.2)	(122.7)
Income from equity investments, net of income taxes	2.5	2.0	1.2
Net income (loss)	(106.2)	290.0	213.0
Preferred stock dividend requirements and redemption premium	37.3	16.5	1.6
Earnings (loss) available for common shareholders	$(143.5)	$273.5	$211.4

Average number of basic common shares outstanding	215.5	169.4	154.2
Average number of diluted common shares outstanding	215.5	169.8	154.8

Basic and diluted earnings (loss) per common share	$(0.67)	$1.61	$1.37
Comprehensive Income (Loss)
Net income (loss)	$(106.2)	$290.0	$213.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	4.9	5.6	5.7
Derivative hedging activity, net of tax	4.9	5.6	5.7
Defined benefit pension plans
Net gain (loss) arising during period	(0.7)	(1.1)	1.0
Income tax (expense) benefit	(0.2)	0.4	(0.4)
Net gain (loss) arising during period, net of tax	(0.9)	(0.7)	0.6
Amortization of net losses included in net periodic benefit costs, net of tax	0.4	0.5	0.4
Change in unrecognized pension expense, net of tax	(0.5)	(0.2)	1.0
Total other comprehensive income	4.4	5.4	6.7
Comprehensive income (loss)	$(101.8)	$295.4	$219.7
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,125.4	$1,293.1
Time deposit	—	1,000.0
Receivables, net	151.7	166.0
Accounts receivable pledged as collateral	180.0	172.4
Fuel inventories, at average cost	103.2	108.8
Materials and supplies, at average cost	171.2	162.2
Deferred refueling outage costs	6.8	22.3
Interest rate derivative instruments	91.4	79.3
Prepaid expenses and other assets	33.4	55.4
Total	1,863.1	3,059.5
Utility Plant, at Original Cost
Electric	13,674.1	13,597.7
Less - accumulated depreciation	5,224.0	5,106.9
Net utility plant in service	8,450.1	8,490.8
Construction work in progress	458.6	403.9
Plant to be retired, net	143.6	—
Nuclear fuel, net of amortization of $204.2 and $172.1	72.4	62.0
Total	9,124.7	8,956.7
Investments and Other Assets
Nuclear decommissioning trust fund	258.4	222.9
Regulatory assets	913.9	1,048.0
Goodwill	169.0	169.0
Other	128.8	113.9
Total	1,470.1	1,553.8
Total	$12,457.9	$13,570.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets

	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$11.0	$—
Collateralized note payable	180.0	172.4
Commercial paper	376.8	334.8
Current maturities of long-term debt	351.1	382.1
Accounts payable	340.0	323.7
Accrued taxes	35.1	33.3
Accrued interest	42.8	50.8
Accrued compensation and benefits	50.1	52.1
Pension and post-retirement liability	2.7	3.0
Other	59.2	32.6
Total	1,448.8	1,384.8
Deferred Credits and Other Liabilities
Deferred income taxes	621.7	1,329.7
Deferred tax credits	124.8	126.2
Asset retirement obligations	262.5	316.0
Pension and post-retirement liability	535.0	488.3
Regulatory liabilities	1,106.3	309.9
Other	81.4	87.9
Total	2,731.7	2,658.0
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,801,723 and 215,479,105 shares issued, stated value	4,233.1	4,217.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 0 and 862,500 shares issued and outstanding	—	836.2
Retained earnings	737.9	1,119.2
Treasury stock - 137,589 and 128,087 shares, at cost	(4.0)	(3.8)
Accumulated other comprehensive loss	(2.2)	(6.6)
Total shareholders' equity	4,964.8	6,162.0
Long-term debt (Note 12)	3,312.6	3,365.2
Total	8,277.4	9,527.2
Commitments and Contingencies (Note 15)
Total	$12,457.9	$13,570.0
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows

Year Ended December 31	2017	2016	2015
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(106.2)	$290.0	$213.0
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	371.1	344.8	330.4
Amortization of:
Nuclear fuel	32.1	26.6	26.8
Other	63.9	77.5	47.7
Deferred income taxes, net	235.4	170.1	124.9
Investment tax credit amortization	(1.4)	(1.4)	(1.4)
Income from equity investments, net of income taxes	(2.5)	(2.0)	(1.2)
Fair value impacts of interest rate swaps	(12.1)	(79.3)	—
Loss on Series B Preferred Stock dividend make-whole provisions (Note 14)	124.8	—	—
Loss on extinguishment of debt (Note 12)	82.8	—	—
Other operating activities (Note 3)	22.6	(42.3)	12.9
Net cash from operating activities	810.5	784.0	753.1
Cash Flows from Investing Activities
Utility capital expenditures	(573.5)	(609.4)	(677.1)
Allowance for borrowed funds used during construction	(7.4)	(6.8)	(5.8)
Purchases of nuclear decommissioning trust investments	(33.6)	(31.9)	(50.9)
Proceeds from nuclear decommissioning trust investments	30.3	28.6	47.6
Purchase of time deposit	—	(1,000.0)	—
Proceeds from time deposit	1,000.0	—	—
Other investing activities	(45.6)	(64.0)	(48.2)
Net cash from investing activities	370.2	(1,683.5)	(734.4)
Cash Flows from Financing Activities
Issuance of common stock	2.9	1,603.7	3.0
Issuance of preferred stock	—	862.5	—
Issuance of long-term debt	4,591.1	—	348.8
Issuance of long-term debt from remarketing	—	—	146.5
Repayment of long-term debt from remarketing	—	—	(146.5)
Issuance fees	(38.3)	(143.6)	(3.0)
Repayment of long-term debt, including redemption premium	(4,725.1)	(1.1)	(87.0)
Net change in short-term borrowings	53.0	100.8	(128.3)
Net change in collateralized short-term borrowings	7.6	(2.6)	4.0
Dividends paid	(272.0)	(194.0)	(155.5)
Redemption of preferred stock	(963.4)	(40.1)	—
Other financing activities	(4.2)	(4.3)	(2.4)
Net cash from financing activities	(1,348.4)	2,181.3	(20.4)
Net Change in Cash and Cash Equivalents	(167.7)	1,281.8	(1.7)
Cash and Cash Equivalents at Beginning of Year	1,293.1	11.3	13.0
Cash and Cash Equivalents at End of Year	$1,125.4	$1,293.1	$11.3
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity

Year Ended December 31	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	215,479,105	$4,217.0	154,504,900	$2,646.7	154,254,037	$2,639.3
Issuance of common stock	322,618	11.7	60,974,205	1,565.3	250,863	6.6
Equity compensation expense, net of forfeitures		5.4		4.3		1.9
Unearned Compensation
Issuance of restricted common stock		(2.3)		(2.8)		(2.4)
Forfeiture of restricted common stock		0.7		—		0.5
Compensation expense recognized		2.1		2.7		1.8
Other		(1.5)		0.8		(1.0)
Ending balance	215,801,723	4,233.1	215,479,105	4,217.0	154,504,900	2,646.7
Cumulative Preferred Stock
Beginning balance	—	—	390,000	39.0	390,000	39.0
Redemption of cumulative preferred stock	—	—	(390,000)	(39.0)	—	—
Ending balance	—	—	—	—	390,000	39.0
Preference Stock
Beginning balance	862,500	836.2	—	—	—	—
Issuance of Series B Preferred Stock	—	—	862,500	836.2	—	—
Redemption of Series B Preferred Stock	(862,500)	(836.2)	—	—	—	—
Ending balance	—	—	862,500	836.2	—	—
Retained Earnings
Beginning balance		1,119.2		1,024.4		967.8
Net income (loss)		(106.2)		290.0		213.0
Redemption premium on preferred stock		(2.4)		(0.6)		—
Dividends:
Common stock ($1.10, $1.0625 and $0.9975 per share)		(237.1)		(181.0)		(153.9)
Preferred stock - at required rates		(34.9)		(13.0)		(1.6)
Performance shares		(0.7)		(0.6)		(0.9)
Ending balance		737.9		1,119.2		1,024.4
Treasury Stock
Beginning balance	(128,087)	(3.8)	(101,229)	(2.6)	(91,281)	(2.3)
Treasury shares acquired	(149,544)	(4.3)	(138,021)	(4.1)	(76,468)	(2.0)
Treasury shares reissued	140,042	4.1	111,163	2.9	66,520	1.7
Ending balance	(137,589)	(4.0)	(128,087)	(3.8)	(101,229)	(2.6)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(6.6)		(12.0)		(18.7)
Derivative hedging activity, net of tax		4.9		5.6		5.7
Change in unrecognized pension expense, net of tax		(0.5)		(0.2)		1.0
Ending balance		(2.2)		(6.6)		(12.0)
Total Great Plains Energy Shareholders' Equity		$4,964.8		$6,162.0		$3,695.5
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income

Year Ended December 31	2017	2016	2015
Operating Revenues	(millions)
Electric revenues	$1,890.7	$1,875.4	$1,713.8
Operating Expenses
Fuel and purchased power	412.1	372.7	397.1
Transmission	68.6	56.4	58.4
Operating and maintenance expenses	506.4	525.8	494.2
Costs to achieve the anticipated merger with Westar Energy, Inc.	10.5	10.9	—
Depreciation and amortization	266.3	247.5	235.7
General taxes	182.5	177.5	163.5
Other	0.6	2.5	0.9
Total	1,447.0	1,393.3	1,349.8
Operating income	443.7	482.1	364.0
Other Income (Expense)
Non-operating income	11.2	11.8	8.4
Non-operating expenses	(8.1)	(7.6)	(7.2)
Total	3.1	4.2	1.2
Interest charges	(138.8)	(139.4)	(135.6)
Income before income tax expense	308.0	346.9	229.6
Income tax expense	(128.2)	(121.9)	(76.8)
Net income	$179.8	$225.0	$152.8
Comprehensive Income
Net income	$179.8	$225.0	$152.8
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	4.6	5.4	5.3
Derivative hedging activity, net of tax	4.6	5.4	5.3
Total other comprehensive income	4.6	5.4	5.3
Comprehensive income	$184.4	$230.4	$158.1
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$2.2	$4.5
Receivables, net	106.3	139.1
Related party receivables	84.7	67.2
Accounts receivable pledged as collateral	130.0	110.0
Fuel inventories, at average cost	71.0	72.9
Materials and supplies, at average cost	126.0	118.9
Deferred refueling outage costs	6.8	22.3
Refundable income taxes	5.4	12.7
Prepaid expenses and other assets	27.6	27.9
Total	560.0	575.5
Utility Plant, at Original Cost
Electric	10,213.2	9,925.1
Less - accumulated depreciation	4,070.3	3,858.4
Net utility plant in service	6,142.9	6,066.7
Construction work in progress	350.3	300.4
Nuclear fuel, net of amortization of $204.2 and $172.1	72.4	62.0
Total	6,565.6	6,429.1
Investments and Other Assets
Nuclear decommissioning trust fund	258.4	222.9
Regulatory assets	691.9	801.8
Other	48.0	29.1
Total	998.3	1,053.8
Total	$8,123.9	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets

	December 31
	2017	2016
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$130.0	$110.0
Commercial paper	167.5	132.9
Current maturities of long-term debt	350.0	281.0
Accounts payable	249.0	231.6
Accrued taxes	29.0	27.0
Accrued interest	32.4	32.4
Accrued compensation and benefits	50.1	52.1
Pension and post-retirement liability	1.4	1.6
Other	46.8	11.4
Total	1,056.2	880.0
Deferred Credits and Other Liabilities
Deferred income taxes	616.1	1,228.3
Deferred tax credits	121.8	122.8
Asset retirement obligations	231.4	278.0
Pension and post-retirement liability	512.2	465.8
Regulatory liabilities	779.2	187.4
Other	61.6	70.6
Total	2,322.3	2,352.9
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	949.7	982.6
Accumulated other comprehensive income (loss)	0.4	(4.2)
Total	2,513.2	2,541.5
Long-term debt (Note 12)	2,232.2	2,284.0
Total	4,745.4	4,825.5
Commitments and Contingencies (Note 15)
Total	$8,123.9	$8,058.4
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows

Year Ended December 31	2017	2016	2015
Cash Flows from Operating Activities	(millions)
Net income	$179.8	$225.0	$152.8
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	266.3	247.5	235.7
Amortization of:
Nuclear fuel	32.1	26.6	26.8
Other	30.2	33.9	29.1
Deferred income taxes, net	83.5	93.4	99.4
Investment tax credit amortization	(1.0)	(1.0)	(1.0)
Other operating activities (Note 3)	20.0	(2.1)	(61.5)
Net cash from operating activities	610.9	623.3	481.3
Cash Flows from Investing Activities
Utility capital expenditures	(437.7)	(418.8)	(518.3)
Allowance for borrowed funds used during construction	(6.1)	(5.6)	(3.9)
Purchases of nuclear decommissioning trust investments	(33.6)	(31.9)	(50.9)
Proceeds from nuclear decommissioning trust investments	30.3	28.6	47.6
Other investing activities	(23.9)	(23.8)	(25.5)
Net cash from investing activities	(471.0)	(451.5)	(551.0)
Cash Flows from Financing Activities
Issuance of long-term debt	299.2	—	348.8
Issuance of long-term debt from remarketing	—	—	146.5
Repayment of long-term debt from remarketing	—	—	(146.5)
Issuance fees	(3.0)	(0.2)	(3.0)
Repayment of long-term debt	(281.0)	—	(85.9)
Net change in short-term borrowings	34.6	(47.4)	(178.0)
Net change in collateralized short-term borrowings	20.0	—	—
Net money pool borrowings	—	—	(12.6)
Dividends paid to Great Plains Energy	(212.0)	(122.0)	—
Net cash from financing activities	(142.2)	(169.6)	69.3
Net Change in Cash and Cash Equivalents	(2.3)	2.2	(0.4)
Cash and Cash Equivalents at Beginning of Year	4.5	2.3	2.7
Cash and Cash Equivalents at End of Year	$2.2	$4.5	$2.3
The disclosures regarding KCP&L included in the accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity

Year Ended December 31	2017		2016		2015
	Shares	Amount	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		982.6		879.6		726.8
Net income		179.8		225.0		152.8
Cumulative effect of adoption of ASU 2016-09 (Note 1)		(0.7)		—		—
Dividends:
Common stock held by Great Plains Energy		(212.0)		(122.0)		—
Ending balance		949.7		982.6		879.6
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(4.2)		(9.6)		(14.9)
Derivative hedging activity, net of tax		4.6		5.4		5.3
Ending balance		0.4		(4.2)		(9.6)
Total Common Shareholder's Equity		$2,513.2		$2,541.5		$2,433.1
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
Great Plains Energy's sole reportable business segment is the electric utility segment (Electric Utility).  See Note 22 for additional information.
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
Derivative Instruments
The Company records derivative instruments on the balance sheet at fair value in accordance with GAAP. Great Plains Energy and KCP&L enter into derivative contracts to manage exposure to commodity price and interest rate fluctuations. Derivative instruments are entered into solely for hedging purposes and are not issued or held for speculative reasons.
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
As prescribed by The Federal Energy Regulatory Commission (FERC), Allowance for Funds Used During Construction (AFUDC) is charged to the cost of the plant during construction. AFUDC equity funds are included as a non-cash item in non-operating income and AFUDC borrowed funds are a reduction of interest charges. The rates used to compute gross AFUDC are compounded semi-annually. The rates used to compute gross AFUDC for KCP&L averaged 4.9% in 2017, 5.7% in 2016 and 3.0% in 2015. The rates used to compute gross AFUDC for GMO averaged 1.9% in 2017, 1.6% in 2016 and 4.2% in 2015.

Great Plains Energy's and KCP&L's balances of utility plant, at original cost, with a range of estimated useful lives are listed in the following tables.

Great Plains Energy
December 31	2017	2016
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$7,930.8	$8,106.4
Transmission (15 - 70 years)	912.3	886.3
Distribution (8 - 66 years)	3,789.0	3,629.1
General (5 - 50 years)	1,042.0	975.9
Total (a)	$13,674.1	$13,597.7
(a) Includes $265.0 million and $261.2 million at December 31, 2017 and 2016, respectively, of land and other assets that are not depreciated.

KCP&L
December 31	2017	2016
Utility plant, at original cost	(millions)
Generation (20 - 60 years)	$6,471.5	$6,350.7
Transmission (15 - 70 years)	500.4	484.1
Distribution (8 - 55 years)	2,389.4	2,298.4
General (5 - 50 years)	851.9	791.9
Total (a)	$10,213.2	$9,925.1
(a) Includes $176.0 million and $178.0 million at December 31, 2017 and 2016, respectively, of land and other assets that are not depreciated.
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
In June 2017, Great Plains Energy and KCP&L announced the expected retirement of certain older generating units, including GMO's Sibley No. 3 Unit, over the next several years. As of December 31, 2017, Great Plains Energy has determined that Sibley No. 3 Unit meets the criteria to be considered probable of abandonment and has classified its remaining net book value of $143.6 million within plant to be retired, net on its consolidated balance sheet. The Company is currently allowed a full recovery of and a full return on Sibley No. 3 Unit in rates and has concluded that no impairment is required as of December 31, 2017.
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

Great Plains Energy's depreciation expense was $330.8 million, $308.8 million and $299.4 million for 2017, 2016 and 2015, respectively. KCP&L's depreciation expense was $228.4 million, $215.4 million and $208.5 million for 2017, 2016 and 2015, respectively.
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
KCP&L and GMO collect from customers gross receipts taxes levied by state and local governments. These taxes from KCP&L's Missouri customers are recorded gross in operating revenues and general taxes on Great Plains Energy's and KCP&L's statements of comprehensive income. KCP&L's gross receipts taxes collected from Missouri customers were $72.9 million, $70.3 million and $62.0 million in 2017, 2016 and 2015, respectively. These taxes from KCP&L's Kansas customers and GMO's customers are recorded net in operating revenues on Great Plains Energy's and KCP&L's statements of comprehensive income (loss).
Great Plains Energy and KCP&L collect sales taxes from customers and remit to state and local governments. These taxes are presented on a net basis on Great Plains Energy's and KCP&L's statements of comprehensive income (loss).
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
As of December 31, 2017, Great Plains Energy and KCP&L have established a net regulatory liability for the additional future refunds to be made to customers for the over collection of income taxes in rates. Tax credits are recognized in the year generated except for certain KCP&L and GMO investment tax credits that have been deferred and amortized over the remaining service lives of the related properties.
Environmental Matters
Environmental costs are accrued when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated.
Non-Operating Income and Expenses
In 2017, Great Plains Energy's non-operating income included $22.8 million of interest income earned on increased cash and cash equivalents at Great Plains Energy in 2017 related to the proceeds from Great Plains Energy's October 2016 common stock and Series B Preferred Stock offerings and March 2017 issuance of $4.3 billion of senior notes and $14.0 million of mark-to-market gains on deal contingent interest rate swaps.

In 2017, Great Plains Energy's non-operating expenses included $15.0 million due to the write-off of previously deferred offering fees as a result of the termination of the stock purchase agreement for $750 million of Series A Preferred Stock between Great Plains Energy and OCM Credit Portfolio LP (OMERS) in July 2017.

Basic and Diluted Earnings (Loss) per Common Share Calculation
To determine basic earnings (loss) per common share (EPS), preferred stock dividend requirements and redemption premium are deducted from net income (loss) before dividing by the average number of common shares outstanding. To determine diluted EPS, preferred stock dividend requirements and redemption premium are added to earnings available for common shareholders for the periods in which the assumed conversion of Great Plains Energy's 7.00% Series B Mandatory Convertible Preferred Stock (Series B Preferred Stock) has a dilutive effect before dividing by the diluted average number of common shares outstanding. See Note 14 for additional information regarding Series B Preferred Stock. The effect of dilutive securities assumes the issuance of common shares applicable to performance shares and restricted stock calculated using the treasury stock method and the number of common shares that would be issued under an assumed conversion of Series B Preferred Stock using the if-converted method.
The following table reconciles Great Plains Energy's basic and diluted EPS.

	2017	2016	2015
	(millions, except per share amounts)
Income (Loss)
Net income (loss)	$(106.2)	$290.0	$213.0
Less: preferred stock dividend requirements and redemption premium	37.3	16.5	1.6
Earnings (loss) available for common shareholders	$(143.5)	$273.5	$211.4
Common Shares Outstanding
Average number of common shares outstanding	215.5	169.4	154.2
Add: effect of dilutive securities	—	0.4	0.6
Diluted average number of common shares outstanding	215.5	169.8	154.8
Basic and Diluted EPS	$(0.67)	$1.61	$1.37
Anti-dilutive shares excluded from the computation of diluted EPS for 2017 were 226,958 performance shares and 144,989 restricted stock shares. Anti-dilutive shares excluded from the computation of diluted EPS for 2016 were 7,805,460 shares of Series B Preferred Stock assumed to be converted. Anti-dilutive shares excluded from the computation of diluted EPS for 2015 were 900 restricted stock shares.
Dividends Declared
In February 2018, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable March 20, 2018, to shareholders of record as of February 27, 2018.
In February 2018, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $60 million payable on March 19, 2018.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation-Stock Compensation, which is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Companies adopted ASU No. 2016-09 on January 1, 2017. The cumulative effect from the adoption of ASU No. 2016-09 was insignificant to Great Plains Energy's consolidated financial statements and resulted in a reduction to retained earnings of $0.7 million for KCP&L. The Companies have elected to adopt the cash flow presentation of the excess tax benefits as an operating activity prospectively and no prior periods have been adjusted.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component. The Companies adopted ASU No. 2017-07 on January 1, 2018, and it will not have a material impact on their consolidated financial statements as the impacts of adoption are limited to changes in the classification of non-service cost.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The ASU replaced most existing revenue recognition guidance in GAAP when it became effective. The Companies adopted ASU No. 2014-09 on January 1, 2018 using the modified retrospective transition method. The adoption of the standard did not have a material impact on the Companies' amount or timing of revenue recognition. The Companies will include additional disclosures regarding the nature, amount and timing of their revenues from contracts with customers, including disaggregated revenue by customer type, in their first quarter 2018 notes to financial statements.
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
2. ANTICIPATED MERGER WITH WESTAR ENERGY, INC.
In May 2016, Great Plains Energy entered into an Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar Energy, Inc. (Westar) and GP Star, Inc. (GP Star) (Original Merger Agreement). Pursuant to the Original Merger Agreement, Great Plains Energy would have acquired Westar for (i) $51.00 in cash and (ii) a number of shares of Great Plains Energy common stock, equal to an exchange ratio for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy. The acquisition was subject to various shareholder and regulatory approvals, including from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC) and FERC.
In April, 2017, KCC issued an order denying Great Plains Energy's, KCP&L's and Westar's joint application for approval of the acquisition of Westar by Great Plains Energy citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items.
In July 2017, Great Plains Energy entered into an Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc., a Missouri corporation (Holdco), and King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco (Merger Sub) (Amended Merger Agreement). Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Pursuant to the Amended Merger Agreement, at closing each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be established, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
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
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated merger with Westar was unanimously approved by the Great Plains Energy Board and Westar's Board of Directors (Westar Board). In November 2017, shareholders of Great Plains Energy and Westar approved all proposals necessary for the merger of Great Plains Energy and Westar at each company's respective shareholder meeting. The anticipated merger remains subject to regulatory approvals from KCC, the MPSC, the Nuclear Regulatory Commission (NRC), FERC and The Federal Communications Commission (FCC); as well as other contractual conditions.
KCC Approval
In August 2017, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated merger with Westar. An evidentiary hearing is expected to occur in March 2018 and a decision from KCC on the joint application is expected by June 5, 2018.
MPSC Approval
In August 2017, Great Plains Energy, KCP&L, GMO and Westar filed a joint application with the MPSC for approval of the anticipated merger with Westar. In January 2018, Great Plains Energy, KCP&L, GMO and Westar reached a stipulation and agreement with the MPSC staff and certain other intervenors in the case settling all issues in the joint application except for the assignment of bill credit amounts to retail electric customers at KCP&L and GMO. The stipulation and agreement imposes certain conditions on Holdco, KCP&L and GMO in the areas of financing, ratemaking, customer service, corporate social responsibility and also includes other general provisions. The stipulation and agreement with the MPSC staff, among other things, provides that retail rates for KCP&L Missouri and GMO customers will not increase as a result of the merger and that in the event KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of their affiliation with Holdco or any of Holdco's affiliates, KCP&L and GMO will be restricted from paying a dividend unless approved by the MPSC or until their credit ratings are restored to investment grade. The stipulation and agreement must still be approved by the MPSC. An evidentiary hearing in the case is expected to occur in March 2018. While there is not a statutory deadline for an MPSC ruling on the joint application, a decision from the MPSC is expected in the second quarter of 2018.
Other Approvals
In September 2017, Great Plains Energy and Westar filed applications with FERC and the NRC for approval of the merger. In October 2017, the Securities and Exchange Commission (SEC) declared effective a registration statement on Form S-4 of Holdco including a joint proxy statement of Great Plains Energy and Westar that was used in connection with Great Plains Energy's and Westar's special shareholder meetings on November 21, 2017, and the registration of shares of Holdco common stock to be issued to Great Plains Energy's and Westar's shareholders at the closing of the anticipated merger. In November 2017, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the Federal Trade Commission (FTC) and the Department of Justice (DOJ) under the Hart-Scott-Rodino (HSR) Act. In December 2017, the FTC granted Great Plains Energy's request for early termination of the waiting period under the HSR Act with respect to the anticipated merger. In February 2018, Great Plains Energy, KCP&L, GMO and Westar filed Transfer of Control applications with FCC.
Termination Fees
The Amended Merger Agreement provides that in connection with a termination of the agreement under specified circumstances relating to a failure to obtain regulatory approvals by July 9, 2018 (which date may be extended to January 9, 2019), a final and nonappealable order enjoining the consummation of the anticipated merger in connection with regulatory approvals or failure by Great Plains Energy to comply with its obligations under the

Amended Merger Agreement to consummate the closing of the anticipated merger once all of the conditions have been satisfied, Great Plains Energy may be required to pay Westar a termination fee of $190 million. In addition, in the event that the Amended Merger Agreement is terminated by Westar under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal, Westar may be required to pay Great Plains Energy a termination fee of $190 million. Similarly, in the event that the Amended Merger Agreement is terminated by Great Plains Energy under certain circumstances to enter into a definitive acquisition agreement with respect to a superior proposal, Great Plains Energy may be required to pay Westar a termination fee of $190 million.
Shareholder Lawsuits
Following the announcement of the Original Merger Agreement in May 2016, two putative class action complaints (which were consolidated and superseded by a consolidated complaint) were filed in the District Court of Shawnee County, Kansas. On October 20, 2017, the lead plaintiff in that consolidated putative class action filed an amended class action petition. The amended petition named as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The amended petition challenged the proposed merger and alleged breaches of fiduciary duties against the Westar Board in connection with the proposed merger, including the duty of candor, and that Westar, Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties.
On September 21, 2017, a putative class action lawsuit was filed in the U.S. District Court for the District of Kansas. The federal class action complaint named as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The complaint challenged the merger and alleged violations of section 14(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) against all of the defendants and violations of section 20(a) of the Exchange Act against the Westar Board.
On October 6, 2017, a putative class action lawsuit was filed in the U.S. District Court for the District of Kansas. The federal class action complaint named as defendants Westar, the Westar Board, Great Plains Energy, Holdco and Merger Sub. The complaint challenged the proposed merger and alleged violations of section 14(a) of the Exchange Act against Westar and the Westar Board and violations of section 20(a) of the Exchange Act against the Westar Board, Great Plains Energy, Holdco and Merger Sub.
On October 13, 2017, a putative class action lawsuit was filed in the U.S. District Court for the Western District of Missouri, Western Division. The federal class action complaint named as defendants Great Plains Energy and the Great Plains Energy Board. The complaint challenged the proposed merger and alleged violations of section 14(a) of the Exchange Act against all of the defendants and violations of section 20(a) of the Exchange Act against the Great Plains Energy Board.
On October 18, 2017, a putative derivative complaint was filed in Shawnee County, Kansas. This putative derivative action named as defendants the Westar Board, Great Plains Energy, Holdco and Merger Sub, with Westar named as a nominal defendant. The complaint challenged the proposed merger and alleged that the Westar Board determined to forego a $380 million break-up fee allegedly payable to Westar associated with the Original Merger Agreement, breached their fiduciary duties to Westar shareholders in connection with the proposed merger, and that Great Plains Energy, Holdco and Merger Sub aided and abetted such breaches of fiduciary duties.
On November 16, 2017, the plaintiffs in these lawsuits agreed in principle to dismiss the lawsuits and, in exchange, Great Plains Energy, Westar Energy and Holdco agreed, solely in order to avoid the risk that litigation might delay or otherwise adversely affect the consummation of the proposed merger under the Amended Merger Agreement and to minimize the expense of defending such actions, to make supplemental disclosures to the Joint Proxy Statement/Prospectus, which were made on Forms 8-K dated November 16, 2017. The lawsuits have been dismissed. These dismissals do not release or otherwise prejudice any potential claims of any member of the putative class, other than for the plaintiffs in these lawsuits, and do not constitute any admission by any of the defendants as to the merits of any claims.
Redemption of Acquisition Financing
In order to fund the cash portion of the acquisition under the Original Merger Agreement, Great Plains Energy completed registered public offerings of 60.5 million shares of common stock for total net proceeds of $1.55 billion and 17.3 million depositary shares each representing a 1/20th interest in a share of Series B Preferred Stock for total net proceeds of $836.2 million in October 2016 and issued, at a discount, $4.3 billion of senior notes in March 2017. Great Plains Energy also entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy would issue and sell to OMERS 750,000 shares of preferred stock of Great Plains Energy designated as 7.25% Mandatory Convertible Preferred Stock, Series A (Series A Preferred Stock), without par value, for an aggregate purchase price equal to $750 million at the closing of the acquisition.
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
As a result of the Amended Merger Agreement, the following occurred with regards to Great Plains Energy's acquisition financing arrangements:

•
In July 2017, Great Plains Energy redeemed its $4.3 billion of senior notes at a redemption price of 101% of the aggregate principle amount, plus accrued and unpaid interest. See Note 12 for additional information;

•
In August 2017, Great Plains Energy redeemed its Series B Preferred Stock at a redemption price that was equal to a make-whole formula set forth in the terms of the Series B Preferred Stock. See Note 14 for additional information;

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
Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock over time after the closing of the anticipated merger.

3. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Year Ended December 31	2017	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$14.8	$(18.3)	$12.5
Accounts receivable pledged as collateral	(7.6)	2.6	(4.0)
Fuel inventories	5.6	9.6	(28.3)
Materials and supplies	(9.0)	(6.5)	(3.0)
Accounts payable	9.0	(25.4)	(11.4)
Accrued taxes	1.5	8.1	1.1
Accrued interest	(8.0)	6.1	3.4
Deferred refueling outage costs	15.5	(3.1)	(6.7)
Pension and post-retirement benefit obligations	26.1	27.4	18.5
Allowance for equity funds used during construction	(6.0)	(6.6)	(4.8)
Fuel recovery mechanisms	(11.4)	(46.9)	47.5
ARO settlements	(28.5)	(17.4)	(4.1)
Other	20.6	28.1	(7.8)
Total other operating activities	$22.6	$(42.3)	$12.9
Cash paid during the period:
Interest	$258.9	$191.2	$182.2
Income taxes	$—	$0.1	$0.1
Non-cash investing activities:
Liabilities accrued for capital expenditures	$39.8	$32.4	$35.7

KCP&L Other Operating Activities
Year Ended December 31	2017	2016	2015
Cash flows affected by changes in:	(millions)
Receivables	$13.8	$(12.4)	$2.6
Accounts receivable pledged as collateral	(20.0)	—	—
Fuel inventories	1.9	10.6	(24.7)
Materials and supplies	(7.1)	(4.3)	(4.5)
Accounts payable	11.7	(30.5)	(18.0)
Accrued taxes	9.1	67.9	(19.0)
Accrued interest	—	—	3.4
Deferred refueling outage costs	15.5	(3.1)	(6.7)
Pension and post-retirement benefit obligations	27.3	28.6	18.4
Allowance for equity funds used during construction	(6.0)	(6.6)	(3.8)
Fuel recovery mechanisms	8.3	(53.7)	3.5
ARO settlements	(25.5)	(15.0)	(4.1)
Other	(9.0)	16.4	(8.6)
Total other operating activities	$20.0	$(2.1)	$(61.5)
Cash paid during the period:
Interest	$128.0	$127.0	$120.2
Income taxes	$38.8	$—	$—
Non-cash investing activities:
Liabilities accrued for capital expenditures	$32.9	$27.2	$23.9

4. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	December 31
	2017	2016
Great Plains Energy	(millions)
Customer accounts receivable - billed	$3.7	$26.2
Customer accounts receivable - unbilled	103.2	79.1
Allowance for doubtful accounts - customer accounts receivable	(4.7)	(4.0)
Other receivables	49.5	64.7
Total	$151.7	$166.0
KCP&L
Customer accounts receivable - billed	$1.6	$25.5
Customer accounts receivable - unbilled	67.6	63.7
Allowance for doubtful accounts - customer accounts receivable	(2.2)	(1.8)
Other receivables	39.3	51.7
Total	$106.3	$139.1
Great Plains Energy's and KCP&L's other receivables at December 31, 2017 and 2016, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables.
Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At December 31, 2017 and 2016, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $180.0 million and $172.4 million, respectively. At December 31, 2017 and 2016, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million and $110.0 million, respectively. In September 2017, KCP&L and GMO amended their respective receivable sale agreements with Victory Receivables Corporation to extend the termination date to September 2018 and to allow for $130 million in aggregate outstanding principal amount of borrowings at any time for KCP&L and $50 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65 million from mid-June through mid-November for GMO.
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
Nuclear Plant Decommissioning Costs
The MPSC and KCC require KCP&L and the other owners of Wolf Creek to submit an updated decommissioning cost study every three years and to propose funding levels. The most recent study was submitted to the MPSC and KCC in September 2017 and is the basis for the current cost of decommissioning estimates in the following table. Funding levels included in KCP&L retail rates have not changed. The actual nuclear decommissioning costs may vary from these estimates because of changes in regulations and technologies as well as changes in costs for labor, materials and equipment.

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

Nuclear Decommissioning Trust Fund
In 2017 and 2016, KCP&L contributed approximately $3.3 million to a tax-qualified trust fund to be used to decommission Wolf Creek. Amounts funded are charged to other operating expense and recovered in customers' rates. The funding level assumes a projected level of return on trust assets. If the actual return on trust assets is below the projected level or actual decommissioning costs are higher than estimated, KCP&L could be responsible for the balance of funds required; however, while there can be no assurances, management believes a rate increase would be allowed to recover decommissioning costs over the remaining life of the unit.

The following table summarizes the change in Great Plains Energy's and KCP&L's nuclear decommissioning trust fund.

	2017	2016
Decommissioning Trust	(millions)
Beginning balance January 1	$222.9	$200.7
Contributions	3.3	3.3
Earned income, net of fees	4.3	4.1
Net realized gains	0.7	0.3
Net unrealized gains	27.2	14.5
Ending balance December 31	$258.4	$222.9
The nuclear decommissioning trust is reported at fair value on the balance sheets and is invested in assets as detailed in the following table.

	December 31
	2017				2016
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(millions)
Equity securities	$96.5	$88.3	$(1.0)	$183.8	$93.3	$62.1	$(1.5)	$153.9
Debt securities	69.7	2.7	(0.4)	72.0	63.4	2.3	(0.5)	65.2
Other	2.6	—	—	2.6	3.8	—	—	3.8
Total	$168.8	$91.0	$(1.4)	$258.4	$160.5	$64.4	$(2.0)	$222.9
The weighted average maturity of debt securities held by the trust at December 31, 2017, was approximately 9 years.  The costs of securities sold are determined on the basis of specific identification.  The following table summarizes the realized gains and losses from the sale of securities in the nuclear decommissioning trust fund.

	2017	2016	2015
	(millions)
Realized gains	$2.5	$1.6	$5.3
Realized losses	(1.8)	(1.3)	(4.6)
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
Nuclear Liability Insurance
Pursuant to the Price-Anderson Act, which was reauthorized through December 31, 2025, by the Energy Policy Act of 2005, the Owners are required to insure against public liability claims resulting from nuclear incidents to the full limit of public liability, which is currently $13.5 billion. This limit of liability consists of the maximum available commercial insurance of $0.5 billion and the remaining $13.0 billion is provided through an industry-wide retrospective assessment program mandated by law, known as the Secondary Financial Protection (SFP) program. Under the SFP program, the Owners can be assessed up to $127.3 million ($59.8 million, KCP&L's 47% share) per incident at any commercial reactor in the country, payable at no more than $19.0 million ($8.9 million, KCP&L's 47% share) per incident per year. This assessment is subject to an inflation adjustment based on the Consumer Price Index and applicable premium taxes. In addition, the U.S. Congress could impose additional revenue-raising measures to pay claims.
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
Under all NEIL policies, the Owners are subject to retrospective assessments if NEIL losses, for each policy year, exceed the accumulated funds available to the insurer under that policy. The estimated maximum amount of retrospective assessments under the current policies could total approximately $37.4 million ($17.6 million, KCP&L's 47% share) per policy year.
6. REGULATORY MATTERS
KCP&L Missouri 2018 Rate Case Proceedings
In January 2018, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $8.9 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 50.03%. The request reflects the impact of the Tax Cut and Jobs Act and increases in infrastructure investment costs, transmission related costs and property tax costs. KCP&L also requested an additional $7.5 million increase associated with rebasing fuel and purchased power expense.
GMO Missouri 2018 Rate Case Proceedings
In January 2018, GMO filed an application with the MPSC to request a decrease to its retail revenues of $2.4 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 54.4%. The request reflects the impact of the Tax Cut and Jobs Act and increases in infrastructure investment costs and transmission related costs. GMO also requested a $21.7 million increase associated with rebasing fuel and purchased power expense.
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
KCP&L Missouri 2016 Rate Case Proceedings
In July 2016, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $62.9 million before rebasing fuel and purchased power expense, with a return on equity of 9.9% and a rate-making equity ratio of 49.88%. The request reflects increases in infrastructure investment costs, costs for regional transmission lines, property tax costs and costs to comply with environmental and cybersecurity mandates. KCP&L also requested an additional $27.2 million increase associated with rebasing fuel and purchased power expense.
In May 2017, the MPSC issued an order for KCP&L authorizing an increase in retail revenues of $5.4 million before rebasing fuel and purchased power expense, a return on equity of 9.5% and a rate-making equity ratio of approximately 49.2%. The order also authorized a $27.1 million revenue increase associated with rebasing fuel and purchased power expense. The rates established by the order took effect on June 8, 2017.
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

Great Plains Energy's and KCP&L's regulatory assets and liabilities are detailed in the following table.

	December 31
	2017					2016
	KCP&L		GMO		Great Plains Energy	KCP&L	GMO	Great Plains Energy
Regulatory Assets	(millions)
Taxes recoverable through future rates	$—		$—		$—	$123.9	$24.8	$148.7
Loss on reacquired debt	8.7	(a)	1.2	(a)	9.9	10.0	1.7	11.7
Cost of removal	30.3		—		30.3	28.6	—	28.6
Asset retirement obligations	94.3		24.2		118.5	69.6	24.9	94.5
Pension and post-retirement costs	379.7	(b)	108.2	(b)	487.9	367.9	104.7	472.6
Deferred customer programs	40.9	(c)	19.4	(d)	60.3	45.9	27.4	73.3
Fuel recovery mechanism	61.7	(e)	12.0	(e)	73.7	69.9	—	69.9
Iatan No. 1 and common facilities depreciation and carrying costs	12.9	(f)	4.7	(g)	17.6	13.6	5.0	18.6
Iatan No. 2 construction accounting costs	25.0	(h)	13.7	(h)	38.7	26.9	16.1	43.0
Kansas property tax surcharge	6.6	(e)	—		6.6	3.6	—	3.6
Solar rebates	22.6	(i)	37.0	(e)	59.6	29.2	41.6	70.8
Transmission delivery charge	3.2	(e)	—		3.2	3.1	—	3.1
La Cygne deferred depreciation	2.7	(j)	—		2.7	2.8	—	2.8
Other	3.3	(e)	1.6		4.9	6.8	—	6.8
Total	$691.9		$222.0		$913.9	$801.8	$246.2	$1,048.0
Regulatory Liabilities
Taxes refundable through future rates	$574.0		$220.6		$794.6	$—	$—	$—
Emission allowances	58.1		—		58.1	62.1	—	62.1
Asset retirement obligations	126.0		—		126.0	99.7	—	99.7
Cost of removal	—		57.4		57.4	—	65.1	65.1
Fuel recovery mechanism	—		3.9		3.9	—	11.6	11.6
Pension and post-retirement costs	12.0		8.2		20.2	15.3	7.4	22.7
Other	9.1		37.0		46.1	10.3	38.4	48.7
Total	$779.2		$327.1		$1,106.3	$187.4	$122.5	$309.9
(a) Amortized over the life of the related new debt issuances or the remaining lives of the old debt issuances if no new debt was issued.
(b) Represents unrecognized gains and losses, prior service and transition costs that will be recognized in future net periodic pension and post-retirement costs, pension settlements amortized over various periods and financial and regulatory accounting method differences that will be eliminated over the life of the pension plans. Of these amounts, $366.3 million and $61.4 million for KCP&L and GMO, respectively, are not included in rate base and are amortized over various periods.
(c) $16.1 million not included in rate base and amortized over various periods.
(d) $10.9 million not included in rate base and amortized over various periods.
(e) Not included in rate base and amortized over various periods.
(f) Included in rate base and amortized over various periods.

(g)	Included in rate base and amortized through 2038.
(h) Included in rate base and amortized through 2059.
(i) Not included in rate base and amortized through 2020.
(j) Included in rate base and amortized through 2040.

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

	December 31
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Great Plains Energy	(millions)
Computer software	$386.8	$(251.2)	$355.2	$(219.1)
Asset improvements	30.3	(8.0)	28.8	(6.7)

KCP&L
Computer software	$368.7	$(234.3)	$338.3	$(203.1)
Asset improvements	15.1	(2.7)	13.6	(1.8)
Great Plains Energy's and KCP&L's amortization expense related to intangible assets is detailed in the following table.

	2017	2016
	(millions)
Great Plains Energy	$33.7	$29.1
KCP&L	32.1	25.7
The following table provides the estimated amortization expense related to Great Plains Energy's and KCP&L's intangible assets for 2018 through 2022 for the intangible assets included in the consolidated balance sheets at December 31, 2017.

	2018	2019	2020	2021	2022
	(millions)
Great Plains Energy	$30.5	$25.7	$24.5	$20.0	$14.9
KCP&L	29.7	25.0	23.8	19.5	14.5

8. ASSET RETIREMENT OBLIGATIONS
AROs associated with tangible long-lived assets are legal obligations that exist under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. These liabilities are recognized at estimated fair value as incurred with a corresponding amount capitalized as part of the cost of the related long-lived assets and depreciated over their useful lives. Accretion of the liabilities due to the passage of time is recorded to a regulatory asset and/or liability. Changes in the estimated fair values of the liabilities are recognized when known. Great Plains Energy and KCP&L record the current portion of AROs within other current liabilities on their consolidated balance sheets.
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
The following table summarizes the change in Great Plains Energy's and KCP&L's AROs.

	Great Plains Energy		KCP&L
	2017	2016	2017	2016
	(millions)
Beginning balance	$316.0	$275.9	$278.0	$239.3
Additions	—	1.6	—	1.3
Revision in timing and/or estimates	(1.3)	42.1	0.3	40.1
Settlements	(28.5)	(17.4)	(25.5)	(15.0)
Accretion	14.9	13.8	13.5	12.3
Total	$301.1	$316.0	$266.3	$278.0
Less: current portion	(38.6)	—	(34.9)	—
Total noncurrent asset retirement obligation	$262.5	$316.0	$231.4	$278.0
ARO settlement activity in 2017 and 2016 primarily consists of the remediation of AROs for the closure of ponds and landfills containing CCRs at KCP&L and GMO.
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
In 2017, Great Plains Energy incurred pension settlement charges of $15.9 million as a result of accelerated pension distributions.
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

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Change in projected benefit obligation (PBO)	(millions)
PBO at January 1	$1,244.6	$1,154.8	$130.1	$137.5
Service cost	44.2	42.0	2.1	2.6
Interest cost	53.5	52.9	5.4	6.1
Contribution by participants	—	—	6.0	5.3
Amendments	—	—	—	(10.1)
Actuarial (gain) loss	135.6	65.5	2.1	0.6
Benefits paid	(36.8)	(70.6)	(12.5)	(11.9)
Settlements and special termination benefits	(85.2)	—	—	—
PBO at December 31	$1,355.9	$1,244.6	$133.2	$130.1
Change in plan assets
Fair value of plan assets at January 1	$776.8	$723.9	$115.6	$114.3
Actual return on plan assets	114.8	51.1	1.8	2.6
Contributions by employer and participants	76.9	69.8	10.4	10.2
Benefits paid	(34.5)	(68.0)	(12.0)	(11.5)
Settlements	(85.6)	—	—	—
Fair value of plan assets at December 31	$848.4	$776.8	$115.8	$115.6
Funded status at December 31	$(507.5)	$(467.8)	$(17.4)	$(14.5)
Amounts recognized in the consolidated balance sheets
Non-current asset	$—	$—	$12.8	$9.0
Current pension and other post-retirement liability	(1.9)	(2.2)	(0.8)	(0.8)
Noncurrent pension liability and other post-retirement liability	(505.6)	(465.6)	(29.4)	(22.7)
Net amount recognized before regulatory treatment	(507.5)	(467.8)	(17.4)	(14.5)
Accumulated OCI or regulatory asset/liability	492.2	476.9	(21.1)	(23.6)
Net amount recognized at December 31	$(15.3)	$9.1	$(38.5)	$(38.1)
Amounts in accumulated OCI or regulatory asset/liability not yet recognized as a component of net periodic benefit cost:
Actuarial (gain) loss	$248.9	$242.5	$2.8	$(0.7)
Prior service cost	2.5	3.2	(8.0)	(8.0)
Other	240.8	231.2	(15.9)	(14.9)
Net amount recognized at December 31	$492.2	$476.9	$(21.1)	$(23.6)

	Pension Benefits			Other Benefits
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit costs	(millions)
Service cost	$44.2	$42.0	$45.3	$2.1	$2.6	$3.3
Interest cost	53.5	52.9	50.3	5.4	6.1	6.8
Expected return on plan assets	(51.2)	(49.2)	(51.7)	(2.6)	(3.1)	(2.9)
Prior service cost	0.7	0.7	0.8	—	1.2	3.1
Recognized net actuarial (gain) loss	49.7	51.8	51.4	(0.5)	(1.5)	0.2
Transition obligation	—	—	—	—	—	0.2
Settlement and special termination benefits	16.3	—	—	—	—	—
Net periodic benefit costs before regulatory adjustment	113.2	98.2	96.1	4.4	5.3	10.7
Regulatory adjustment	(13.8)	(4.9)	(9.8)	1.9	6.0	4.4
Net periodic benefit costs	99.4	93.3	86.3	6.3	11.3	15.1
Other changes in plan assets and benefit obligations recognized in OCI or regulatory assets/liabilities
Current year net (gain) loss	72.0	63.6	8.6	3.0	1.1	(20.6)
Amortization of gain (loss)	(65.6)	(51.8)	(51.4)	0.5	1.5	(0.2)
Prior service cost	—	—	—	—	(10.2)	(7.0)
Amortization of prior service cost	(0.7)	(0.7)	(0.8)	—	(1.2)	(3.1)
Amortization of transition obligation	—	—	—	—	—	(0.2)
Other regulatory activity	9.6	4.6	4.3	(1.0)	(5.4)	(4.4)
Total recognized in OCI or regulatory asset/liability	15.3	15.7	(39.3)	2.5	(14.2)	(35.5)
Total recognized in net periodic benefit costs and OCI or regulatory asset/liability	$114.7	$109.0	$47.0	$8.8	$(2.9)	$(20.4)
For financial reporting purposes, the estimated prior service cost and net loss for the defined benefit plans that will be amortized from accumulated other comprehensive income (OCI) or a regulatory asset into net periodic benefit cost in 2018 are $0.7 million and $45.7 million, respectively. For financial reporting purposes, net actuarial gains and losses are recognized on a rolling five-year average basis. For regulatory reporting purposes, net actuarial gains and losses are amortized over ten years. The estimated net gain for the other post-retirement benefit plans that will be amortized from accumulated OCI or a regulatory asset into net periodic benefit cost in 2018 is $0.2 million.
The accumulated benefit obligation (ABO) for all defined benefit pension plans was $1,169.8 million and $1,090.2 million at December 31, 2017, and 2016, respectively. Pension and other post-retirement benefit plans with the PBO, ABO or accumulated other post-retirement benefit obligation (APBO) in excess of the fair value of plan assets at year-end are detailed in the following table.

	2017	2016
Pension plans with the PBO in excess of plan assets	(millions)
Projected benefit obligation	$1,355.9	$1,244.6
Fair value of plan assets	848.4	776.8
Pension plans with the ABO in excess of plan assets
Accumulated benefit obligation	$1,169.8	$1,090.2
Fair value of plan assets	848.4	776.8
Other post-retirement benefit plans with the APBO in excess of plan assets
Accumulated other post-retirement benefit obligation	$111.6	$61.7
Fair value of plan assets	81.5	38.3

The GMO Supplemental Executive Retirement Plan (SERP) is reflected as an unfunded ABO of $24.0 million. Great Plains Energy has approximately $14.7 million of assets in a non-qualified trust for this plan as of December 31, 2017, and expects to fund future benefit payments from these assets.
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

Weighted-average assumptions used to determine the benefit obligation at December 31	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate	3.72%	4.31%	3.64%	4.20%
Rate of compensation increase	3.62%	3.62%	3.50%	3.50%

Weighted-average assumptions used to determine net costs for years ended December 31	Pension Benefits		Other Benefits
	2017	2016	2017		2016
Discount rate	4.31%	4.54%	4.20%		4.47%
Expected long-term return on plan assets	6.73%	7.14%	2.00%	*	2.54%	*
Rate of compensation increase	3.62%	3.62%	3.50%		3.50%
*after tax
Great Plains Energy expects to contribute $84.0 million to the pension plans in 2018 to meet Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and regulatory orders, the majority of which is expected to be paid by KCP&L. Great Plains Energy's funding policy is to contribute amounts sufficient to meet the ERISA funding requirements and MPSC and KCC rate orders plus additional amounts as considered appropriate; therefore, actual contributions may differ from expected contributions. Great Plains Energy also expects to contribute $4.6 million to other post-retirement benefit plans in 2018, the majority of which is expected to be paid by KCP&L.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid through 2027.

	Pension Benefits	Other Benefits
	(millions)
2018	$79.3	$9.2
2019	82.2	9.2
2020	84.7	9.6
2021	86.0	10.1
2022	86.5	10.4
2023-2027	459.9	55.6

Pension plan assets are managed in accordance with prudent investor guidelines contained in the ERISA requirements. The investment strategy supports the objective of the fund, which is to earn the highest possible return on plan assets within a reasonable and prudent level of risk. The portfolios are invested, and periodically rebalanced, to achieve targeted allocations of approximately 33% U.S. large cap and small cap equity securities, 21% international equity securities, 36% fixed income securities, 7% real estate, 1% commodities and 2% hedge funds. Fixed income securities include domestic and foreign corporate bonds, collateralized mortgage obligations and asset-backed securities, U.S. government agency, state and local obligations, U.S. Treasury notes and money market funds.
The fair values of Great Plains Energy's pension plan assets at December 31, 2017 and 2016, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
	(millions)
Pension Plans
Equity securities
U.S. (a)	$279.8	$236.4	$—	$—	$43.4
International (b)	176.0	123.5	—	—	52.5
Real estate (c)	46.4	13.6	—	—	32.8
Commodities (d)	17.0	—	—	—	17.0
Fixed income securities
Fixed income funds (e)	71.8	21.4	—	—	50.4
U.S. Treasury	51.5	51.5	—	—	—
U.S. Agency, state and local obligations	18.3	—	18.3	—	—
U.S. corporate bonds (f)	119.2	—	119.2	—	—
Foreign corporate bonds	12.5	—	12.5	—	—
Hedge funds (g)	15.7	—	—	—	15.7
Cash equivalents	35.6	35.6	—	—	—
Other	4.6	—	4.6	—	—
Total	$848.4	$482.0	$154.6	$—	$211.8

		Fair Value Measurements Using
Description	December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Pension Plans	(millions)
Equity securities
U.S. (a)	$247.6	$213.0	$—	$—	$34.6
International (b)	163.7	120.4	—	—	43.3
Real estate (c)	42.7	12.4	—	—	30.3
Commodities (d)	14.1	—	—	—	14.1
Fixed income securities
Fixed income funds (e)	65.1	20.9	—	—	44.2
U.S. Treasury	52.2	52.2	—	—	—
U.S. Agency, state and local obligations	17.9	—	17.9	—	—
U.S. corporate bonds (f)	120.2	—	120.2	—	—
Foreign corporate bonds	9.3	—	9.3	—	—
Hedge funds (g)	15.6	—	—	—	15.6
Cash equivalents	31.7	31.7	—	—	—
Other	(3.3)	—	(3.3)	—	—
Total	$776.8	$450.6	$144.1	$—	$182.1
(a) At December 31, 2017 and 2016, this category is comprised of $75.5 million and $128.8 million, respectively, of traded mutual funds valued at daily listed prices and $160.9 million and $84.2 million, respectively, of traded common stocks and exchange traded funds. At December 31, 2017 and 2016, this category also includes $43.4 million and $34.6 million, respectively, of institutional common/collective trust funds valued at net asset value (NAV) per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2017 and 2016, this category is comprised of $95.6 million and $92.8 million, respectively, of traded mutual funds valued at daily listed prices and $27.9 million and $27.6 million, respectively, of traded American depository receipts, global depository receipts and ordinary shares. At December 31, 2017 and 2016, this category also includes $52.5 million and $43.3 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(c) At December 31, 2017 and 2016, this category is comprised of $13.6 million and $12.4 million, respectively, of traded real estate investment trusts. At December 31, 2017 and 2016, this category also includes $32.8 million and $30.3 million, respectively, of institutional common/collective trust funds and a limited partnership valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(d) Consists of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(e) At December 31, 2017 and 2016, this category is comprised of $21.4 million and $20.9 million, respectively, of traded mutual funds valued at daily listed prices. At December 31, 2017 and 2016, this category also includes $50.4 million and $44.2 million, respectively, of institutional common/collective trust funds valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(f) At December 31, 2017 and 2016, this category is comprised of $113.3 million and $115.7 million, respectively, of corporate bonds. At December 31, 2017 and 2016, there were also $3.2 million and $2.3 million, respectively, of collateralized mortgage obligations and $2.7 million and $2.2 million, respectively, of other asset-backed securities.
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

The fair values of Great Plains Energy's other post-retirement plan assets at December 31, 2017 and 2016, by asset category are in the following tables.

		Fair Value Measurements Using
Description	December 31 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$3.7	$3.7	$—	$—	$—
Fixed income securities
Fixed income fund(a)	56.4	—	—	—	56.4
U.S. Treasury	3.0	3.0	—	—	—
U.S. Agency, state and local obligations	5.5	—	5.5	—	—
U.S. corporate bonds(b)	18.7	—	18.7	—	—
Foreign corporate bonds	1.6	—	1.6	—	—
Cash equivalents	25.3	25.3	—	—	—
Mutual funds	0.2	0.2	—	—	—
Other	1.4	—	1.4	—	—
Total	$115.8	$32.2	$27.2	$—	$56.4

		Fair Value Measurements Using
Description	December 31 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets measured at NAV
Other Post-Retirement Benefit Plans	(millions)
Equity securities	$4.1	$4.1	$—	$—	$—
Fixed income securities
Fixed income fund(a)	62.7	—	—	—	62.7
U.S. Treasury	3.9	3.9	—	—	—
U.S. Agency, state and local obligations	4.3	—	4.3	—	—
U.S. corporate bonds(b)	17.8	—	17.8	—	—
Foreign corporate bonds	1.6	—	1.6	—	—
Cash equivalents	19.5	19.5	—	—	—
Other	1.7	0.2	1.5	—	—
Total	$115.6	$27.7	$25.2	$—	$62.7
(a) At December 31, 2017 and 2016, this category includes $56.4 million and $62.7 million, respectively, of an institutional common/collective trust fund valued at NAV per share (or its equivalent) and is not categorized in the fair value hierarchy.
(b) At December 31, 2017 and 2016, this category is comprised of $15.1 million and $14.0 million, respectively, of corporate bonds, $0.5 million and $0.5 million, respectively, of collateralized mortgage obligations and $3.1 million and $3.3 million, respectively, of other asset-backed securities.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The cost trend assumed for 2017 and 2018 was 6.5% and 6.8%, respectively, with the rate declining through 2027 to the ultimate cost trend rate of 4.5%.

The effects of a one-percentage point change in the assumed health care cost trend rates, holding all other assumptions constant, at December 31, 2017, are detailed in the following table.

	Increase	Decrease
	(millions)
Effect on total service and interest component	$0.2	$(0.2)
Effect on post-retirement benefit obligation	0.4	(0.3)
Employee Savings Plans
Great Plains Energy has defined contribution savings plans (401(k)) that cover substantially all employees. Great Plains Energy matches employee contributions, subject to limits. The annual cost of the plans was approximately $10.9 million in 2017, $11.5 million in 2016 and $10.6 million in 2015. KCP&L's annual cost of the plans was approximately $7.7 million in 2017, $8.0 million in 2016 and $7.9 million in 2015.
10. EQUITY COMPENSATION
Great Plains Energy's Long-Term Incentive Plan is an equity compensation plan approved by Great Plains Energy's shareholders. The Long-Term Incentive Plan permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, director shares, director deferred share units, performance shares and other stock-based awards to directors, officers and other employees of Great Plains Energy and KCP&L. The maximum number of shares of Great Plains Energy common stock that can be issued under the plan is 8.0 million. Common stock shares delivered by Great Plains Energy under the Long-Term Incentive Plan may be authorized but unissued, held in the treasury or purchased on the open market (including private purchases) in accordance with applicable securities laws. Great Plains Energy expects to purchase common stock on the open market during 2018 to satisfy performance share payments and director deferred share unit conversion. Forfeiture rates are based on historical forfeitures and future expectations and are reevaluated annually.
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

	2017	2016	2015
Great Plains Energy	(millions)
Equity compensation expense	$6.3	$5.0	$4.0
Income tax benefit	2.4	1.6	1.4
KCP&L
Equity compensation expense	$4.2	$3.2	$2.6
Income tax benefit	1.6	1.0	0.9
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
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2017, inputs for expected volatility, dividend yield and risk-free rates were 18%, 3.8% and 1.58%, respectively.
Performance share activity is summarized in the following table. Performance adjustment represents the number of shares of common stock related to performance shares ultimately issued that can vary from the number of performance shares initially granted depending on Great Plains Energy's performance over a stated period of time.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2017	625,100	$28.13
Granted	236,433	31.26
Earned	(212,992)	28.48
Forfeited	(103,454)	29.24
Ending balance December 31, 2017	545,087	29.12
* weighted-average
At December 31, 2017, the remaining weighted-average contractual term was 1.1 years.  The weighted-average grant-date fair value of shares granted was $31.26, $31.41 and $24.03 in 2017, 2016 and 2015, respectively. At December 31, 2017, there was $6.1 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $6.1 million, $7.4 million and $0.5 million in 2017, 2016 and 2015, respectively.
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

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2017	249,672	$27.20
Granted and issued	81,040	28.68
Vested	(112,813)	26.92
Forfeited	(25,497)	28.10
Ending balance December 31, 2017	192,402	27.87
* weighted-average
At December 31, 2017, the remaining weighted-average contractual term was 1.2 years.  The weighted-average grant-date fair value of shares granted was $28.68, $29.41 and $25.89 in 2017, 2016 and 2015, respectively. At December 31, 2017, there was $2.1 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $3.0 million, $1.8 million and $2.2 million in 2017, 2016 and 2015, respectively.
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

The total fair value of shares of Director Deferred Share Units issued was insignificant for 2017 and 2016. Director Deferred Share Units activity is summarized in the following table.

	Share Units	Grant Date Fair Value*
Beginning balance January 1, 2017	138,587	$23.96
Issued	23,435	30.09
Converted	(22,871)	21.81
Ending balance December 31, 2017	139,151	25.35
* weighted-average
11. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At December 31, 2017, Great Plains Energy was in compliance with this covenant.  At December 31, 2017, Great Plains Energy had $11.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.94% and had issued $1.0 million in letters of credit under the credit facility. At December 31, 2016, Great Plains Energy had no outstanding cash borrowings and had issued $1.0 million in letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2017, KCP&L was in compliance with this covenant.  At December 31, 2017, KCP&L had $167.5 million of commercial paper outstanding at a weighted-average interest rate of 1.95%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, KCP&L had $132.9 million of commercial paper outstanding at a weighted-average interest rate of 0.98%, had issued letters of credit totaling $2.8 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At December 31, 2017, GMO was in compliance with this covenant.  At December 31, 2017, GMO had $209.3 million of commercial paper outstanding at a weighted-average interest rate of 1.85%, had issued letters of credit totaling $2.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2016, GMO had $201.9 million of commercial paper outstanding at a weighted-average interest rate of 1.02%, had issued letters of credit totaling $1.9 million and had no outstanding cash borrowings under the credit facility.

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

12. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		December 31
	Year Due	2017	2016
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds	2023	$79.5	$110.5
7.15% Series 2009A (8.59% rate)(a)	2019	400.0	400.0
Senior Notes
5.85% Series (5.72% rate)(a)		—	250.0
6.375% Series (7.49% rate)(a)	2018	350.0	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(a)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
4.20% Series	2047	300.0	—
EIRR Bonds
1.329% Series 2007A and 2007B(b)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		(350.0)	(281.0)
Unamortized discount and debt issuance costs		(17.2)	(15.4)
Total KCP&L excluding current maturities(c)		2,232.2	2,284.0
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2018-2021	4.6	5.7
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
6.875% Series (7.33% rate)(a)		—	100.0
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(101.1)
Unamortized discount and premium, net and debt issuance costs		(1.5)	(1.8)
Total Great Plains Energy excluding current maturities(c)		$3,312.6	$3,365.2

(a)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(b)	Variable rate

(c)
At December 31, 2017 and 2016, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

Amortization of Debt Expense
Great Plains Energy's and KCP&L's amortization of debt expense is detailed in the following table.

	2017	2016	2015
	(millions)
KCP&L	$3.0	$3.2	$3.0
Other Great Plains Energy	26.9	30.6	1.1
Total Great Plains Energy	$29.9	$33.8	$4.1
In 2017 and 2016, Other Great Plains Energy includes $23.6 million and $29.6 million, respectively, of amortization of debt expense related to Great Plains Energy's bridge term loan facility. Fees related to this facility were amortized over the term of the facility.

KCP&L General Mortgage Bonds
KCP&L has issued mortgage bonds under the Indenture. The Indenture creates a mortgage lien on substantially all of KCP&L's utility plant. Mortgage bonds totaling $479.5 million and $510.5 million were outstanding at December 31, 2017 and 2016, respectively. KCP&L repaid its $31.0 million secured Series 1992 EIRR bonds at maturity in July 2017.
KCP&L Senior Notes
In June 2017, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2047. KCP&L also repaid its $250.0 million of 5.85% unsecured Senior Notes at maturity in June 2017.
KCP&L Municipal Bond Insurance Policies
KCP&L's secured Series 2005 EIRR bonds totaling $50.0 million and $21.9 million, respectively, are covered by a municipal bond insurance policy between KCP&L and Syncora Guarantee, Inc. (Syncora). The insurance agreements between KCP&L and Syncora provide for reimbursement by KCP&L for any amounts that Syncora pays under the municipal bond insurance policies. The insurance agreements contain a covenant that the indebtedness to total capitalization ratio of KCP&L and its consolidated subsidiaries will not be greater than 0.68 to 1.00. At December 31, 2017, KCP&L was in compliance with this covenant. KCP&L is also restricted from issuing additional bonds under its General Mortgage Indenture if, after giving effect to such additional bonds, the proportion of secured debt to total indebtedness would be more than 75%, or more than 50% if the long term rating for such bonds by S&P Global Ratings or Moody's Investors Service would be at or below A- or A3, respectively. The insurance agreement covering the unsecured Series 2005 EIRR bonds also required KCP&L to provide collateral to Syncora in the form of $50.0 million of Mortgage Bonds Series 2005 EIRR Insurer due 2035 for KCP&L's obligations under the insurance agreement as a result of KCP&L issuing general mortgage bonds in 2009 (other than refunding of outstanding general mortgage bonds) that resulted in the aggregate amount of outstanding general mortgage bonds exceeding 10% of total capitalization. The bonds are not incremental debt for KCP&L but collateralize Syncora's claim on KCP&L if Syncora was required to meet its obligation under the insurance agreement. In the event of a default under the insurance agreements, Syncora may take any available legal or equitable action against KCP&L, including seeking specific performance of the covenants.
GMO First Mortgage Bonds
GMO has issued mortgage bonds under the General Mortgage Indenture and Deed of Trust dated April 1, 1946, as supplemented. The Indenture creates a mortgage lien on a portion of GMO's utility plant. Mortgage bonds totaling $4.6 million and $5.7 million, respectively, were outstanding at December 31, 2017 and 2016.
GMO Senior Notes
Under the terms of the note purchase agreement for GMO's Series A, B and C Senior Notes, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the agreement, not greater than 0.65 to 1.00 at all times. In addition, GMO's priority debt, as defined in the agreement, cannot exceed 15% of consolidated tangible net worth, as defined in the agreement. At December 31, 2017, GMO was in compliance with these covenants.

Great Plains Energy Senior Notes
In March 2017, Great Plains Energy issued $4.3 billion of senior notes in order to fund the majority of the cash portion of the acquisition of Westar under the Original Merger Agreement.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close prior to November 30, 2017 and exercised its special optional redemption right to redeem the senior notes issued in March 2017. The redemption price was equal to 101% of the principle amount of the senior notes, including accrued and unpaid interest, for a total redemption cost of $4,400.1 million. As a result of the redemption, Great Plains Energy recorded a loss on extinguishment of debt of $82.8 million in July 2017.
Great Plains Energy repaid its $100.0 million of 6.875% unsecured Senior Notes at maturity in September 2017.
Scheduled Maturities
Great Plains Energy's and KCP&L's long-term debt maturities for the next five years are detailed in the following table.

	2018	2019	2020	2021	2022
	(millions)
Great Plains Energy	$351.1	$401.1	$1.1	$432.0	$287.5
KCP&L	350.0	400.0	—	—	—
13. COMMON STOCK
Great Plains Energy has an effective shelf registration statement for the sale of unlimited amounts of securities with the SEC that became effective in March 2015 and expires in March 2018. In September 2016, Great Plains Energy filed a post-effective amendment to its shelf registration statement to register depositary shares and preference stock among the types of securities that Great Plains Energy may offer and sell. Great Plains Energy does not expect to replace this shelf registration statement prior to the closing of the anticipated merger with Westar.
In September 2016, Great Plains Energy shareholders approved an amendment to Great Plains Energy's articles of incorporation, increasing the authorized number of shares of common stock, without par value, to 600 million shares from 250 million shares.
In October 2016, Great Plains Energy completed a registered public offering of 60.5 million shares of common stock, without par value, at a public offering price of $26.45 per share, for total gross proceeds of approximately $1.6 billion (net proceeds of approximately $1.55 billion after issuance costs). Great Plains Energy planned to use proceeds from the offering to finance a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement.
Great Plains Energy has shares of common stock registered with the SEC for its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows for the purchase of common shares by reinvesting dividends or making optional cash payments. Great Plains Energy can issue new shares or purchase shares on the open market for the plan. At December 31, 2017, 0.9 million shares remained available for future issuances.
Great Plains Energy has shares of common stock registered with the SEC for a defined contribution savings plan (401(k)). Shares issued under the plan may be either newly issued shares or shares purchased in the open market. At December 31, 2017, 0.5 million shares remained available for future issuances.
Treasury shares are held for future distribution upon issuance of shares in conjunction with the Company's Long-Term Incentive Plan.
Great Plains Energy's articles of incorporation restrict the payment of common stock dividends in the event common equity is 25% or less of total capitalization. Certain conditions in the MPSC and KCC orders authorizing the holding company structure require Great Plains Energy and KCP&L to maintain consolidated common equity of at least 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress). Under the Federal Power Act, KCP&L and GMO generally can pay dividends only out of retained earnings. The revolving credit agreements of Great Plains Energy, KCP&L and GMO and the note purchase agreement for GMO's Series A, B and C Senior Notes contain a covenant requiring the respective company to maintain a consolidated indebtedness to consolidated total capitalization ratio of not more than 0.65 to 1.00 at all times. Under the Amended Merger Agreement, Great Plains Energy is also restricted from paying a quarterly common stock dividend in excess of $0.275 per share without the consent of Westar.
As of December 31, 2017, all of Great Plains Energy's and KCP&L's retained earnings and net income were free of restrictions. As a result of the above restrictions, Great Plains Energy's subsidiaries had restricted net assets of approximately $2.8 billion as of December 31, 2017. The restrictions are not expected to affect the Companies' ability to pay dividends at the current level in the foreseeable future.
14. PREFERRED STOCK
At December 31, 2017, 1.6 million shares of Cumulative No Par Preferred Stock, 390,000 shares of Cumulative Preferred Stock, $100 par value and 11.0 million shares of no par Preference Stock were authorized under Great Plains Energy's articles of incorporation.
Series A Mandatory Convertible Preferred Stock
On May 29, 2016, Great Plains Energy entered into a stock purchase agreement with OMERS, pursuant to which Great Plains Energy would issue and sell to OMERS 750,000 shares of Series A Preferred Stock, for an aggregate purchase price equal to $750 million at the closing of the Original Merger Agreement.
In July 2017, as a result of the Amended Merger Agreement, Great Plains Energy and OMERS terminated their stock purchase agreement for the Series A Preferred Stock. As a result of this termination, Great Plains Energy recorded $15 million of previously deferred offering fees to non-operating expenses in the third quarter of 2017.
Series B Mandatory Convertible Preferred Stock
In October 2016, Great Plains Energy completed a registered public offering of 17.3 million depositary shares, each representing a 1/20th interest in a share of Great Plains Energy's Series B Preferred Stock, without par value, at a public offering price of $50 per depositary share for total gross proceeds of $862.5 million (net proceeds of approximately $836.2 million after issuance costs). Great Plains Energy planned to use proceeds from the offering to fund a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement.

Each depositary share entitled the holder of such depositary share, through the bank depositary, to a 1/20th interest in the rights and preferences of the Series B Preferred Stock, including conversion, dividend, liquidation and voting rights, subject to the terms of the deposit agreement.

Unless previously converted or redeemed, on or around September 15, 2019, each outstanding share of Series B Preferred Stock would automatically convert into a number of shares of Great Plains Energy common stock equal to a conversion rate.
Dividends on the Series B Preferred Stock were payable on a cumulative basis when, as and if declared by Great Plains Energy's Board of Directors, and subject to Missouri law, at an annual rate of 7.00% on the liquidation preference of $1,000 per share of Series B Preferred Stock (or $50 per depositary share), payable in cash, Great Plains Energy common stock or a combination thereof.

Great Plains Energy's Series B Preferred Stock also contained an acquisition termination redemption option whereby in the event that the Original Merger Agreement was terminated or if Great Plains Energy determined in its reasonable judgment that the acquisition of Westar would not close or if the acquisition of Westar had not closed by November 30, 2017, then Great Plains Energy could at its sole option (but was not required to) redeem all of the Series B Preferred Stock. If exercised, the redemption price would be equal to either:

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
As a result of the Amended Merger Agreement, Great Plains Energy determined in its reasonable judgment that the acquisition of Westar under the Original Merger Agreement would not close and exercised its acquisition termination redemption option and redeemed the Series B Preferred Stock in August 2017. The Series B Preferred Stock was redeemed at a redemption price that was equal to a make-whole formula set forth in the terms of the Series B Preferred Stock. The total cost of the redemption was $963.4 million. Great Plains Energy made the entire redemption payment in cash.
The dividend make-whole provisions within both the acquisition termination redemption and fundamental change conversion options discussed above represented embedded derivatives that in accordance with GAAP, were accounted for on a combined basis separately from the Series B Preferred Stock and reported at fair value. The fair value of the Series B Preferred Stock dividend make-whole provisions at inception and December 31, 2016 was insignificant. As part of the $963.4 million redemption of the Series B Preferred Stock, the Series B Preferred Stock dividend make-whole provisions liability was settled in August 2017. In 2017, Great Plains Energy recognized a loss of $124.8 million for the settlement of these provisions, which is recorded within loss on Series B Preferred Stock dividend make-whole provisions on the consolidated statements of comprehensive income (loss).
Great Plains Energy also recognized a redemption premium of $2.4 million in connection with the redemption of the Series B Preferred Stock in 2017. This premium is represented as the difference between the redemption cost of $963.4 million and the $836.2 million carrying value of the Series B Preferred Stock, less the $124.8 million paid to settle the Series B Preferred Stock dividend make-whole provisions. The redemption premium is recorded as a reduction to earnings (loss) available for common shareholders and is recorded within preferred stock dividend requirements and redemption premium on the consolidated statements of comprehensive income (loss).
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

Great Plains Energy's and KCP&L's current estimates of capital expenditures (exclusive of AFUDC and property taxes) over the next five years to comply with environmental regulations are in the following table. The total cost of compliance with any existing, proposed or future laws and regulations may be significantly different from these cost estimates provided.

	2018	2019	2020	2021	2022
	(millions)
Great Plains Energy	$14.6	$2.8	$7.7	$20.1	$63.1
KCP&L	14.5	2.8	7.7	20.1	63.1
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
Climate Change
The Companies' current generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 17 million tons and 13 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, the Paris Agreement was adopted in December 2015 by nearly 200 countries and became effective in November 2016. The Paris Agreement does not result in any new, legally binding obligations on the U.S. to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. In June 2017, U.S. President Donald Trump announced the U.S. would withdraw from the Paris Agreement. Under the rules of the Paris Agreement, the earliest any country can withdraw is November 2020. Other international agreements legally binding on the U.S. may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.
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
In February 2016, the U.S. Supreme Court granted a stay of the Clean Power Plan putting the rule on hold pending review in the U.S. Court of Appeals for the District of Columbia Circuit and any subsequent review by the U.S. Supreme Court if such review is sought. In October 2017, the EPA proposed to repeal the Clean Power Plan on the basis that it exceeded the EPA’s statutory authority. In December 2017, the EPA issued an advance notice of proposed rulemaking (ANPRM) to solicit comments as the agency considers proposing a future rule to replace the Clean Power Plan. In the ANPRM, the EPA is considering proposing emission guidelines to limit greenhouse gas emissions from existing electric utility generating units. Compliance with the Clean Power Plan or any replacement rule has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until the outcome of the EPA's proposal to repeal the Clean Power Plan and pending litigation is known.
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
At December 31, 2017 and 2016, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at December 31, 2017 and 2016, Great Plains Energy had $1.5 million and $1.4 million, respectively, accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
GMO has pursued recovery of remediation costs from insurance carriers and other potentially responsible parties.  As a result of a settlement with an insurance carrier, approximately $1.6 million in insurance proceeds less an annual deductible is available to GMO to recover qualified MGP remediation expenses.  GMO would seek recovery of additional remediation costs and expenses through rate increases; however, there can be no assurance that such rate increases would be granted.
Contractual Commitments
Great Plains Energy's and KCP&L's expenses related to lease commitments are detailed in the following table.

	2017	2016	2015
	(millions)
Great Plains Energy	$14.2	$15.0	$16.8
KCP&L	13.1	13.7	15.0
Great Plains Energy's and KCP&L's contractual commitments at December 31, 2017, excluding pensions and long-term debt, are detailed in the following tables.

Great Plains Energy
	2018	2019	2020	2021	2022	After 2022	Total
Lease commitments	(millions)
Operating lease	$12.1	$9.3	$9.7	$9.7	$9.5	$101.0	$151.3
Capital lease	0.4	0.4	0.4	0.4	0.4	2.7	4.7
Purchase commitments
Fuel	210.4	180.1	67.3	5.1	37.4	80.7	581.0
Power	47.3	47.3	47.3	47.4	47.6	414.6	651.5
Other	20.9	14.7	6.7	5.5	2.4	35.9	86.1
Total contractual commitments	$291.1	$251.8	$131.4	$68.1	$97.3	$634.9	$1,474.6

KCP&L
	2018	2019	2020	2021	2022	After 2022	Total
Lease commitments	(millions)
Operating lease	$11.3	$9.3	$9.7	$9.7	$9.5	$101.0	$150.5
Capital lease	0.2	0.2	0.2	0.2	0.2	1.4	2.4
Purchase commitments
Fuel	177.5	159.8	51.8	5.1	37.4	80.7	512.3
Power	34.8	34.8	34.8	34.9	35.1	289.8	464.2
Other	20.0	12.7	5.8	4.6	1.6	31.4	76.1
Total contractual commitments	$243.8	$216.8	$102.3	$54.5	$83.8	$504.3	$1,205.5
Great Plains Energy's and KCP&L's lease commitments end in 2048. Operating lease commitments include rail cars to serve jointly-owned generating units where KCP&L is the managing partner. Of the amounts included in the table above, KCP&L will be reimbursed by the other owners for approximately $1.2 million in 2018 and approximately $0.4 million per year from 2019 to 2025, for a total of $4.0 million.
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
In October 2016, MPS Merchant reached a settlement agreement, which was subsequently revised in February 2017, with certain California utilities and governmental agencies that would settle all issues in the case in exchange for $7.5 million of cash consideration as well as MPS Merchant's interest in additional funds it was entitled to during the refund period discussed above. In September 2017, the settlement agreement was approved by FERC and the settlement payment was made by MPS Merchant in October 2017. In accordance with the terms of the settlement agreement, the $7.5 million of cash consideration accrued interest at the FERC interest rate beginning on January 1, 2017, until the date of the payment of the settlement. At December 31, 2016, Great Plains Energy had accrued for the cash consideration pursuant to the settlement agreement.
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

At December 31, 2017, Great Plains Energy has provided $133.5 million of credit support for GMO as follows:

•	Great Plains Energy direct guarantees to GMO counterparties totaling $38.0 million, which expire in 2018 and

•	Great Plains Energy guarantee of GMO long-term debt totaling $95.5 million, which includes debt with maturity dates ranging from 2018 to 2023.
Great Plains Energy has also guaranteed GMO's commercial paper program. At December 31, 2017, GMO had $209.3 million commercial paper outstanding.
18. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $196.3 million for 2017, $194.4 million for 2016 and $183.6 million for 2015.
KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At December 31, 2017 and 2016, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	December 31
	2017	2016
	(millions)
Net receivable from GMO	$65.8	$64.6
Net receivable from Great Plains Energy	18.9	2.6
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
In July 2017, the interest rate swap agreements were amended to make their cash settlement contingent on the consummation of the anticipated merger with Westar under the Amended Merger Agreement by November 30, 2018. Also in July 2017, Great Plains Energy redeemed its $4.3 billion senior notes that the interest rate swaps were entered into to hedge.
The fair value of the interest rate swaps recorded on Great Plains Energy's balance sheets reflects a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of the interest rate swaps. The contingency factor was 0.35 at December 31, 2017 and 2016. At December 31, 2017 and 2016, the fair value of the interest rate swaps was $91.4 million and $79.3 million, respectively, and was recorded on the consolidated balance sheets in interest rate derivative instruments.
Due to the redemption of Great Plains Energy’s $4.3 billion senior notes in July 2017 and the fact that the interest rate swaps no longer serve as economic hedges, Great Plains Energy recorded changes in the fair value of the interest rate swaps after July 2017 in non-operating income on Great Plains Energy’s consolidated statements of comprehensive income (loss). All changes in the fair value of the interest rate swaps prior to July 2017 were recorded in interest charges. For 2017 and 2016, Great Plains Energy recognized gains of $12.1 million and $79.3 million, respectively, for the change in fair value of the interest rate swaps. Of these amounts, $14.0 million of gains were recorded in non-operating income in 2017.
Fair Value of Long-Term Debt
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability and is based on quoted market prices, with the incremental borrowing rate for similar debt used to determine fair value if quoted market prices are not available. At December 31, 2017, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At December 31, 2016, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.8 billion and $4.0 billion, respectively. At December 31, 2017, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively. At December 31, 2016, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.7 billion, respectively.
Supplemental Executive Retirement Plan
At December 31, 2017 and 2016, GMO's SERP rabbi trusts included $14.7 million and $16.0 million, respectively, of fixed income funds valued at net asset value per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	December 31 2017	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$183.8	$183.8	$—	$—
Debt securities
U.S. Treasury	35.3	35.3	—	—
U.S. Agency	0.4	—	0.4	—
State and local obligations	2.1	—	2.1	—
Corporate bonds	34.1	—	34.1	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	2.5	2.5	—	—
Other	0.1	0.1	—	—
Total nuclear decommissioning trust	258.4	221.7	36.7	—
Self-insured health plan trust (b)
Equity securities	0.5	0.5	—	—
Debt securities	2.7	0.3	2.4	—
Cash and cash equivalents	7.7	7.7	—	—
Total self-insured health plan trust	10.9	8.5	2.4	—
Total	$269.3	$230.2	$39.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$91.4	$—	$—	$91.4
Total	$91.4	$—	$—	$91.4
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$258.4	$221.7	$36.7	$—
Self-insured health plan trust (b)	10.9	8.5	2.4	—
Interest rate derivative instruments (c)	91.4	—	—	91.4
Total	$360.7	$230.2	$39.1	$91.4

Description	December 31 2016	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$153.9	$153.9	$—	$—
Debt securities
U.S. Treasury	27.8	27.8	—	—
U.S. Agency	1.7	—	1.7	—
State and local obligations	3.2	—	3.2	—
Corporate bonds	32.4	—	32.4	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	3.8	3.8	—	—
Total nuclear decommissioning trust	222.9	185.5	37.4	—
Self-insured health plan trust (b)
Equity securities	0.9	0.9	—	—
Debt securities	4.8	0.1	4.7	—
Cash and cash equivalents	5.6	5.6	—	—
Total self-insured health plan trust	11.3	6.6	4.7	—
Total	$234.2	$192.1	$42.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$79.3	$—	$—	$79.3
Total	$79.3	$—	$—	$79.3
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$222.9	$185.5	$37.4	$—
Self-insured health plan trust (b)	11.3	6.6	4.7	—
Interest rate derivative instruments (c)	79.3	—	—	79.3
Total	$313.5	$192.1	$42.1	$79.3

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
At December 31, 2017, the fair value of interest rate derivative instruments is based on the settlement value of $140.6 million discounted by a contingency factor of 0.35 that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of these instruments. At December 31, 2016, the fair value of interest rate derivative instruments is determined by calculating the net present value of expected payments and receipts under the interest rate swaps using observable market inputs including interest rates and London Interbank Offered Rate swap rates discounted by a contingency factor of 0.35. A decrease in the contingency factor would result in a higher fair value measurement. The contingency factor will increase or decrease in response to facts and circumstances that in the view of a market participant, would increase or decrease the likelihood that the merger with Westar is not consummated. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.

The following table reconciles the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2017	2016
	(millions)
Net asset at January 1	$79.3	$—
Total realized/unrealized gains (losses):
included in interest charges	(1.9)	79.3
included in non-operating income	14.0	—
included in loss on Series B Preferred Stock dividend make-whole provisions	(124.8)	—
Settlements	124.8	—
Net asset at December 31	$91.4	$79.3
Total unrealized gains (losses) relating to assets still on the consolidated balance sheet at December 31:
included in interest charges	$(1.9)	$79.3
included in non-operating income	$14.0	$—
See Note 14 for additional information concerning the Series B Preferred Stock dividend make-whole provisions.
20. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive income (loss) for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
	(millions)
2017
Beginning balance January 1	$(4.5)	$(2.1)	$(6.6)
Other comprehensive loss before reclassification	—	(0.9)	(0.9)
Amounts reclassified from accumulated other comprehensive loss	4.9	0.4	5.3
Net current period other comprehensive income (loss)	4.9	(0.5)	4.4
Ending balance December 31	$0.4	$(2.6)	$(2.2)
2016
Beginning balance January 1	$(10.1)	$(1.9)	$(12.0)
Other comprehensive loss before reclassifications	—	(0.7)	(0.7)
Amounts reclassified from accumulated other comprehensive loss	5.6	0.5	6.1
Net current period other comprehensive income (loss)	5.6	(0.2)	5.4
Ending balance December 31	$(4.5)	$(2.1)	$(6.6)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
(millions)
2017
Beginning balance January 1	$(4.2)
Amounts reclassified from accumulated other comprehensive loss	4.6
Net current period other comprehensive income	4.6
Ending balance December 31	$0.4
2016
Beginning balance January 1	$(9.6)
Amounts reclassified from accumulated other comprehensive loss	5.4
Net current period other comprehensive income	5.4
Ending balance December 31	$(4.2)
(a) Net of tax
The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive income (loss) for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
	2017	2016
	(millions)
Gains (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(7.9)	$(9.2)	Interest charges
	(7.9)	(9.2)	Income before income tax expense and income from equity investments
	3.0	3.6	Income tax benefit
	$(4.9)	$(5.6)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.7)	$(0.8)	Utility operating and maintenance expenses
	(0.7)	(0.8)	Income before income tax expense and income from equity investments
	0.3	0.3	Income tax benefit
	$(0.4)	$(0.5)	Net income (loss)

Total reclassifications, net of tax	$(5.3)	$(6.1)	Net income (loss)

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Income Statement
	2017	2016
	(millions)
Gains (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(7.5)	$(8.8)	Interest charges
	(7.5)	(8.8)	Income before income tax expense
	2.9	3.4	Income tax benefit
Total reclassifications, net of tax	$(4.6)	$(5.4)	Net income
21. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy	2017	2016	2015
Current income taxes	(millions)
Federal	$(1.7)	$0.3	$(0.2)
State	1.0	0.7	(1.1)
Total	(0.7)	1.0	(1.3)
Deferred income taxes
Federal	223.5	140.6	96.9
State	11.9	29.5	28.0
Total	235.4	170.1	124.9
Investment tax credit
Deferral	—	2.5	0.5
Amortization	(1.4)	(1.4)	(1.4)
Total	(1.4)	1.1	(0.9)
Income tax expense	$233.3	$172.2	$122.7
Great Plains Energy's 2017 federal deferred income tax expense includes $130.3 million of additional income tax expense due to the impacts of U.S. federal income tax reform, discussed further below.

KCP&L	2017	2016	2015
Current income taxes	(millions)
Federal	$37.4	$24.8	$(18.7)
State	8.3	4.7	(3.4)
Total	45.7	29.5	(22.1)
Deferred income taxes
Federal	74.7	76.4	81.9
State	8.8	17.0	17.5
Total	83.5	93.4	99.4
Investment tax credit
Deferral	—	—	0.5
Amortization	(1.0)	(1.0)	(1.0)
Total	(1.0)	(1.0)	(0.5)
Income tax expense	$128.2	$121.9	$76.8

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	0.1	(0.1)	—
Amortization of investment tax credits	(1.1)	(0.3)	(0.4)
Federal income tax credits	(5.8)	(2.6)	(4.1)
State income taxes	8.3	4.2	4.0
Transaction-related costs	42.5	0.9	—
Valuation allowance	8.9	—	1.5
Federal tax rate change	95.3	—	—
Other	0.3	0.2	0.5
Effective income tax rate	183.5%	37.3%	36.5%
The increase in Great Plains Energy's effective income tax rate for 2017 is driven by significant transaction-related costs incurred in connection with the anticipated merger with Westar that are not deductible for tax purposes and the impacts of U.S. federal income tax reform, discussed further below.

KCP&L	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Differences between book and tax depreciation not normalized	(0.1)	(0.3)	—
Amortization of investment tax credits	(0.3)	(0.3)	(0.5)
Federal income tax credits	(2.4)	(3.1)	(5.6)
State income taxes	3.8	4.1	4.0
Valuation allowance	0.4	—	0.3
Federal tax rate change	5.3	—	—
Other	(0.1)	(0.2)	0.3
Effective income tax rate	41.6%	35.2%	33.5%

Deferred Income Taxes
The tax effects of major temporary differences resulting in deferred income tax assets (liabilities) in the consolidated balance sheets are in the following tables.

	Great Plains Energy		KCP&L
December 31	2017	2016	2017	2016
Noncurrent deferred income taxes	(millions)
Plant related	$(1,549.0)	$(2,107.6)	$(1,114.9)	$(1,492.2)
Income taxes on future regulatory refunds (recoveries)	236.0	(148.7)	179.1	(123.9)
Derivative instruments	(19.2)	(17.0)	1.6	8.5
Pension and post-retirement benefits	9.4	10.5	28.6	38.6
SO2 emission allowance sales	14.9	24.1	15.0	24.1
Fuel recovery mechanisms	(17.9)	(22.3)	(15.9)	(27.2)
Tax credit carryforwards	279.8	271.1	185.8	177.4
Customer demand programs	(17.4)	(34.3)	(11.7)	(21.8)
Solar rebates	(15.2)	(27.3)	(5.8)	(11.4)
Net operating loss carryforward	473.0	718.0	131.2	198.3
Other	6.9	20.2	(9.1)	1.3
Net noncurrent deferred income tax liability before valuation allowance	(598.7)	(1,313.3)	(616.1)	(1,228.3)
Valuation allowance	(23.0)	(16.4)	—	—
Net noncurrent deferred income tax liability	$(621.7)	$(1,329.7)	$(616.1)	$(1,228.3)

	Great Plains Energy		KCP&L
December 31	2017	2016	2017	2016
	(millions)
Gross deferred income tax assets	$2,017.4	$1,360.9	$1,261.5	$747.7
Gross deferred income tax liabilities	(2,639.1)	(2,690.6)	(1,877.6)	(1,976.0)
Net deferred income tax liability	$(621.7)	$(1,329.7)	$(616.1)	$(1,228.3)
Tax Credit Carryforwards
At December 31, 2017 and 2016, Great Plains Energy had $191.0 million and $183.5 million, respectively, of federal general business income tax credit carryforwards.  At December 31, 2017 and 2016, KCP&L had $184.6 million and $177.4 million, respectively, of federal general business income tax credit carryforwards.  The carryforwards for both Great Plains Energy and KCP&L relate primarily to Advanced Coal Investment Tax Credits and Wind Production tax credits and expire in the years 2028 to 2037.  Approximately $0.5 million of Great Plains Energy's credits are related to Low Income Housing credits that were acquired in the GMO acquisition.  Due to federal limitations on the utilization of income tax attributes acquired in the GMO acquisition, management expects a portion of these credits to expire unutilized and has provided a valuation allowance against $0.4 million of the federal income tax benefit.
At December 31, 2017 and 2016, Great Plains Energy had $87.6 million of federal alternative minimum tax credit carryforwards, all of which were acquired in the GMO acquisition.  These credits do not expire and can be used to reduce taxes paid in the future or become refundable starting in 2018. Due to potential federal budget sequestration reductions for refundable income tax credits, management expects a portion of these credits will not be refunded and has provided a valuation allowance against $5.8 million of the federal income tax benefit.
At December 31, 2017, Great Plains Energy and KCP&L had $1.2 million of state income tax credit carryforwards. The state income tax credits relate primarily to the Company's Kansas research and development tax credits, which do not expire.

Net Operating Loss Carryforwards
At December 31, 2017 and 2016, Great Plains Energy had $382.0 million and $643.8 million, respectively, of tax benefits related to federal net operating loss (NOL) carryforwards.  Approximately $179.3 million and $306.2 million at December 31, 2017 and 2016, respectively, are tax benefits related to NOLs that were acquired in the GMO acquisition. The federal NOL carryforwards expire in years 2023 to 2036.  The year of origin of Great Plains Energy's related tax benefit amounts for federal NOL carryforwards as of December 31, 2017 are detailed in the following table.

Amount of
Year of Origin	Benefit
(millions)
2003	$9.5
2004	91.4
2005	44.4
2006	32.0
2007	0.8
2008	1.4
2009	21.9
2010	2.5
2011	65.3
2012	0.2
2013	0.8
2014	52.0
2015	59.2
2016	0.6
$382.0
In addition, Great Plains Energy also had deferred tax benefits of $91.0 million and $74.2 million related to state NOLs as of December 31, 2017 and 2016, respectively.  Of these amounts, approximately $42.1 million and $36.1 million at December 31, 2017 and 2016, respectively, were acquired in the GMO acquisition.  Management does not expect to utilize $16.8 million of NOLs before the expiration date of the carryforwards of NOLs in certain states. Therefore, a valuation allowance has been provided against $16.8 million of state tax benefits.
Valuation Allowances
Great Plains Energy is required to assess the ultimate realization of deferred tax assets using a “more likely than not” assessment threshold.  This assessment takes into consideration tax planning strategies within Great Plains Energy's control.  As a result of this assessment, Great Plains Energy has established a partial valuation allowance for state tax NOL carryforwards and tax credit carryforwards. During 2017, $6.6 million of tax expense was recorded in continuing operations primarily related to a reduction in the refundable portion of federal Alternative Minimum Tax (AMT) credits.
Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act represents the first major reform in U.S. income tax law since 1986. Most notably, the Tax Act reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate AMT, makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things.
In December 2017, the SEC staff issued Staff Accounting Bulletin (SAB) 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740,

Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. Great Plains Energy’s and KCP&L’s accounting for the Tax Act under ASC 740 as of December 31, 2017 is complete and is detailed further below.
As a result of the change in the corporate income tax rate, Great Plains Energy and KCP&L revalued and restated their deferred income tax assets and liabilities in December 2017. Great Plains Energy decreased its net deferred income tax liabilities by $814.5 million, primarily consisting of a $645.5 million adjustment for the revaluation and restatement of deferred income tax assets and liabilities included in rate base and a $222.8 million tax gross-up adjustment for ratemaking purposes. KCP&L decreased its net deferred income tax liabilities by $682.8 million, primarily consisting of a $471.8 million adjustment for the revaluation and restatement of deferred income tax assets and liabilities included in rate base and a $163.6 million tax gross-up adjustment for ratemaking purposes. The decreases to Great Plains Energy's and KCP&L's net deferred income tax liabilities included in rate base were offset by a corresponding increase in regulatory liabilities. The net regulatory liabilities will be refunded to customers in future rates by amortizing the amounts related to plant assets over the remaining useful life of the assets, and amortizing the amounts related to other items over a period to be determined in a future rate case.
Great Plains Energy recognized $130.3 million of income tax expense consisting of $110.1 million primarily related to the revaluation of GMO’s non-regulated deferred income tax assets, $9.1 million related to the reassessment of the valuation allowance needed for the realization of refundable AMT credits and state NOLs and $11.1 million related to KCP&L and GMO deferred income taxes not included in rate base. KCP&L recognized $16.5 million of income tax expense related to deferred income taxes not included in rate base.
KCP&L and GMO currently recover the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate. Both KCP&L and GMO have announced their intentions to pass the income tax savings generated by the tax rate change, currently estimated at approximately $100 million annually, through to customers as part of upcoming general rate cases, including applications filed by KCP&L and GMO in Missouri in January 2018. However, both the MPSC and KCC have also initiated investigatory dockets regarding the impact of the Tax Act on customer rates and the actual rate treatment of tax reform will not be known until orders specifying that treatment are received from the MPSC and KCC. In January 2018, KCC issued an order requiring certain regulated public utilities, including KCP&L, to begin recording a regulatory liability for the difference between the new corporate tax rate and amounts currently collected in rates. The treatment of the regulatory liability will be addressed by KCC in future orders.
22. SEGMENTS AND RELATED INFORMATION
Great Plains Energy has one reportable segment based on its method of internal reporting, which segregates reportable segments based on products and services, management responsibility and regulation.  The one reportable business segment is Electric Utility, consisting of KCP&L, GMO's regulated utility operations and GMO Receivables Company.  Other includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges, including certain costs to achieve the anticipated merger with Westar.  The summary of significant accounting policies applies to the reportable segment.  Segment performance is evaluated based on net income (loss).

The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,708.2	$—	$—	$2,708.2
Depreciation and amortization	(371.1)	—	—	(371.1)
Interest charges	(196.9)	(125.9)	32.1	(290.7)
Income tax expense	(169.4)	(63.9)	—	(233.3)
Net income (loss)	256.9	(363.1)	—	(106.2)

2016	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,676.0	$—	$—	$2,676.0
Depreciation and amortization	(344.8)	—	—	(344.8)
Interest charges	(196.1)	2.5	32.1	(161.5)
Income tax expense	(164.3)	(7.9)	—	(172.2)
Net income (loss)	292.1	(2.1)	—	290.0

2015	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$2,502.2	$—	$—	$2,502.2
Depreciation and amortization	(330.4)	—	—	(330.4)
Interest charges	(190.9)	(40.5)	32.1	(199.3)
Income tax expense	(120.8)	(1.9)	—	(122.7)
Net income (loss)	223.8	(10.8)	—	213.0

	Electric Utility	Other	Eliminations	Great Plains Energy
2017	(millions)
Assets	$11,508.1	$1,285.7	$(335.9)	$12,457.9
Capital expenditures	573.5	—	—	573.5
2016
Assets	$11,444.2	$2,461.3	$(335.5)	$13,570.0
Capital expenditures	609.4	—	—	609.4
2015
Assets	$11,045.5	$(51.1)	$(255.8)	$10,738.6
Capital expenditures	677.1	—	—	677.1

23. JOINTLY-OWNED ELECTRIC UTILITY PLANTS
Great Plains Energy's and KCP&L's share of jointly-owned electric utility plants at December 31, 2017, are detailed in the following tables.

Great Plains Energy
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common	Jeffrey Energy Center
	(millions, except MW amounts)
Great Plains Energy's share	47%	50%	88%	73%	79%	8%

Utility plant in service	$1,854.2	$1,191.1	$699.9	$1,355.8	$491.1	$201.1
Accumulated depreciation	918.1	347.8	280.8	413.0	130.7	82.0
Nuclear fuel, net	72.4	—	—	—	—	—
Construction work in progress	91.8	8.6	31.8	35.0	21.7	2.5
2018 accredited capacity-MWs	552	699	616	641	NA	173

KCP&L
	Wolf Creek Unit	La Cygne Units	Iatan No. 1 Unit	Iatan No. 2 Unit	Iatan Common
	(millions, except MW amounts)
KCP&L's share	47%	50%	70%	55%	61%

Utility plant in service	$1,854.2	$1,191.1	$561.7	$1,041.6	$401.8
Accumulated depreciation	918.1	347.8	228.9	366.6	117.5
Nuclear fuel, net	72.4	—	—	—	—
Construction work in progress	91.8	8.6	7.6	14.8	12.0
2018 accredited capacity-MWs	552	699	490	482	NA

Each owner must fund its own portion of the plant's operating expenses and capital expenditures. KCP&L's and GMO's share of direct expenses are included in the appropriate operating expense classifications in Great Plains Energy's and KCP&L's financial statements.

24. QUARTERLY OPERATING RESULTS (UNAUDITED)

	Quarter
Great Plains Energy	1st	2nd	3rd	4th
2017	(millions, except per share amounts)
Operating revenue	$570.7	$682.6	$857.2	$597.7
Operating income	47.4	176.5	305.9	73.8
Net income (loss)	(9.6)	(7.0)	10.5	(100.1)
Basic and diluted earnings (loss) per common share	(0.11)	(0.10)	0.02	(0.46)
2016
Operating revenue	$572.1	$670.8	$856.8	$576.3
Operating income	89.9	182.3	281.9	64.8
Net income	26.4	32.0	133.6	98.0
Basic and diluted earnings per common share	0.17	0.20	0.86	0.39

	Quarter
KCP&L	1st	2nd	3rd	4th
2017	(millions)
Operating revenue	$395.9	$482.7	$595.7	$416.4
Operating income	58.2	113.8	209.9	61.8
Net income	14.2	49.6	114.1	1.9
2016
Operating revenue	$400.9	$475.6	$597.6	$401.3
Operating income	70.6	137.9	219.2	54.4
Net income	24.6	65.9	117.7	16.8
In the fourth quarter of 2017, Great Plains Energy recorded $130.3 million of additional income tax expense due to the impacts of U.S. federal income tax reform. See Note 21 for additional information regarding the impact of tax reform on Great Plains Energy.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for Great Plains Energy.  Under the supervision and with the participation of Great Plains Energy's chief executive officer and chief financial officer, management evaluated the effectiveness of Great Plains Energy's internal control over financial reporting as of December 31, 2017.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management has concluded that, as of December 31, 2017, Great Plains Energy's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on Great Plains Energy's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Great Plains Energy Incorporated
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Great Plains Energy Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements and financial statement schedules.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 2018

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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) for KCP&L.  Under the supervision and with the participation of KCP&L's chief executive officer and chief financial officer, management evaluated the effectiveness of KCP&L's internal control over financial reporting as of December 31, 2017.  Management used for this evaluation the framework in Internal Control - Integrated Framework (2013) issued by the COSO of the Treadway Commission.

Management has concluded that, as of December 31, 2017, KCP&L's internal control over financial reporting is effective based on the criteria set forth in the COSO framework.  Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this annual report on Form 10-K, has issued its attestation report on KCP&L's internal control over financial reporting, which is included below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholder and the Board of Directors of Kansas City Power & Light Company
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Kansas City Power & Light Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of an for the year ended December 31, 2017, of the Company and our report dated February 21, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 21, 2018

ITEM 9B.  OTHER INFORMATION
None.
PART III
Information required by Items 10-14 of Part III of this Form 10-K with respect to Great Plains Energy will be incorporated by reference to Great Plains Energy’s definitive proxy statement with respect to its 2018 Annual Meeting of Shareholders (Proxy Statement), if such definitive proxy statement is filed with the SEC on or before April 30, 2018. Due to the pending merger with Westar, Great Plains Energy may not be required to file the Proxy Statement, in which case Great Plains Energy will file an amendment to this Form 10-K on or before April 30, 2018, to include the information that is otherwise incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Great Plains Energy Directors
The information required by this item is incorporated by reference from the Proxy Statement, which will be filed with the SEC no later than April 30, 2018:

•	Information regarding the directors of Great Plains Energy required by this item is contained in the Proxy Statement section titled “Directors.”

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
The following table provides information, as of December 31, 2017, regarding the number of common shares to be issued upon exercise of outstanding options, warrants and rights, their weighted average exercise price, and the number of shares of common stock remaining available for future issuance. The table excludes shares issued or issuable under Great Plains Energy's defined contribution savings plans.

Number of securities
	Number of		remaining available
	securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	684,238 (1)	$— (2)	4,022,044
Equity compensation plans not approved by security holders	—	—	—
Total	684,238 (1)	$— (2)	4,022,044

(1)	Includes 545,087 performance shares at target performance levels and director deferred share units for 139,151 shares of Great Plains Energy common stock outstanding at December 31, 2017.

(2)	The performance shares and director deferred share units have no exercise price and therefore are not reflected in the weighted average exercise price.
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
KCP&L
The Audit Committee of the Great Plains Energy Board functions as the Audit Committee of KCP&L. The following table sets forth the aggregate fees billed by Deloitte & Touche LLP for audit services rendered in connection with the consolidated financial statements and reports for 2017 and 2016 and for other services rendered during 2017 and 2016 on behalf of KCP&L, as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2017	2016
Audit Fees	$1,304,550	$1,184,550
Audit-Related Fees	22,000	21,000
Tax Fees	24,905	24,822
All Other Fees	—	—
Total Fees	$1,351,455	$1,230,372
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements

Great Plains Energy		Page No.

a.	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015	59

b.	Consolidated Balance Sheets - December 31, 2017 and 2016	60

c.	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	62

d.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015	63

e.	Notes to Consolidated Financial Statements	69

f.	Report of Independent Registered Public Accounting Firm	57

KCP&L

g.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	64

h.	Consolidated Balance Sheets - December 31, 2017 and 2016	65

i.	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	67

j.	Consolidated Statements of Common Shareholder's Equity for the years ended December 31, 2017, 2016 and 2015	68

k.	Notes to Consolidated Financial Statements	69

l.	Report of Independent Registered Public Accounting Firm	58

Financial Statement Schedules

	Great Plains Energy

a.	Schedule I - Parent Company Financial Statements	142

b.	Schedule II - Valuation and Qualifying Accounts and Reserves	145

	KCP&L

c.	Schedule II - Valuation and Qualifying Accounts and Reserves	146

Exhibits

Exhibit Number		Description of Document	Registrant

2.1	*
Agreement and Plan of Merger, dated as of May 29, 2016, by and among Westar Energy, Inc., Great Plains Energy Incorporated and, from and after its accession thereto, Merger Sub (as defined therein) (Exhibit 2.1 to Form 8-K filed on May 31, 2016).
Great Plains Energy

2.2	*
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
Great Plains Energy

4.6	*	Fifth Supplemental Indenture, dated as of March 9, 2017, between Great Plains Energy and The Bank of New York Trust Company, N.A. as trustee (Exhibit 4.1 to Form 8-K filed on March 9, 2017).	Great Plains Energy

4.7	*
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
Great Plains Energy

4.9	*
Supplemental Indenture No. 2, dated as of March 22, 2012, between Great Plains Energy Incorporated and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on March 23, 2012).
Great Plains Energy

4.10	*
Indenture, dated as of August 24, 2001, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(d) to Registration Statement on Form S-3 (File No. 333-68400) filed by Aquila, Inc. on August 27, 2001).
Great Plains Energy

4.11	*
Second Supplemental Indenture, dated as of July 3, 2002, between Aquila, Inc. and BankOne Trust Company, N.A., as trustee (Exhibit 4(c) to Form S-4 (File No. 333-100204) filed by Aquila, Inc. on September 30, 2002).
Great Plains Energy

4.12		General Mortgage and Deed of Trust, dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee.	Great Plains Energy KCP&L

4.13		Fifth Supplemental Indenture, dated as of September 15, 1992, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee.	Great Plains Energy KCP&L

4.14		Seventh Supplemental Indenture, dated as of October 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee.	Great Plains Energy KCP&L

4.15		Eighth Supplemental Indenture, dated as of December 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee.	Great Plains Energy KCP&L

4.16	*
Eleventh Supplemental Indenture, dated as of August 15, 2005, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.2 to Form 10-Q for the quarter ended September 30, 2005).
Great Plains Energy KCP&L

4.17	*
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
Great Plains Energy KCP&L

4.20	*
Fifteenth Supplemental Indenture, dated as of June 30, 2011, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2011).
Great Plains Energy KCP&L

4.21	*	Indenture, dated as of December 1, 2000, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4(a) to Form 8-K filed on December 18, 2000).	Great Plains Energy KCP&L

4.22	*	Indenture, dated as of March 1, 2002, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.1.b. to Form 10-Q for the quarter ended March 31, 2002).	Great Plains Energy KCP&L

4.23	*
Supplemental Indenture No. 1, dated as of November 15, 2005, between Kansas City Power & Light Company and The Bank of New York, as trustee (Exhibit 4.2.j to Form 10-K for the year ended December 31, 2005).
Great Plains Energy KCP&L

4.24	*	Indenture, dated as of May 1, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 4, 2007).	Great Plains Energy KCP&L

4.25	*
Supplemental Indenture No. 1, dated as of June 4, 2007, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on June 4, 2007).
Great Plains Energy KCP&L

4.26	*
Supplemental Indenture No. 2, dated as of March 11, 2008, between Kansas City Power & Light Company and The Bank of New York Trust Company, N.A., as trustee (Exhibit 4.2 to Form 8-K filed on March 11, 2008).
Great Plains Energy KCP&L

4.27	*
Supplemental Indenture No. 3, dated as of September 20, 2011, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on September 20, 2011).
Great Plains Energy KCP&L

4.28	*
Supplemental Indenture No. 4, dated as of March 14, 2013, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on March 14, 2013).
Great Plains Energy KCP&L

4.29	*
Supplemental Indenture No. 5, dated as of August 18, 2015, between Kansas City Power & Light Company and The Bank of New York Mellon Trust Company, N.A., Trustee (Exhibit 4.1 to Form 8-K filed on August 18, 2015).
Great Plains Energy KCP&L

4.30	*	Supplemental Indenture No. 6 dated as of June 15, 2017 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 15, 2017).	Great Plains Energy KCP&L

4.31	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2016 (Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2016).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.8	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2015 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.9	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.10	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2017 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2017).	Great Plains Energy KCP&L

10.11	*+
Letter Agreement dated March 7, 2017, by and between Michael L. Deggendorf, Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2017).
Great Plains Energy KCP&L

10.12	*+
Retirement Agreement dated May 1, 2017, by and between Scott H. Heidtbrink, Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company (Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2017).
Great Plains Energy KCP&L

10.13	*+	Form of 2013 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.14	*+	Form of 2013 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.15	*+	Form of 2014 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.16	*+	Form of 2014 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.17	*+	Form of 2015 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.18	*+	Form of 2015 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.19	*+	Form of 2016 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.20	*+	Form of 2016 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.21	*+	Form of 2017 three-year Performance Share Agreement (Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017).	Great Plains Energy KCP&L

10.22	*+	Form of 2017 Restricted Stock Agreement (Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2017).	Great Plains Energy KCP&L

10.23	*+	Aquila, Inc. 2002 Omnibus Incentive Compensation Plan (Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, filed by Aquila, Inc.).	Great Plains Energy KCP&L

10.24	*+
Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2016 (Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2016).
Great Plains Energy KCP&L

10.25	*+	Form of Indemnification Agreement with each officer and director (Exhibit 10-f to Form 10-K for year ended December 31, 1995).	Great Plains Energy KCP&L

10.26	*+	Form of Conforming Amendment to Indemnification Agreement with each officer and director (Exhibit 10.1.a to Form 10-Q for the quarter ended March 31, 2003).	Great Plains Energy KCP&L

10.27	*+	Form of Indemnification Agreement with each director and officer (Exhibit 10.1 to Form 8-K filed on December 8, 2008).	Great Plains Energy KCP&L

10.28	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1.p to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.29	*+	Form of Indemnification Agreement with officers and directors (Exhibit 10.1 to Form 8-K filed on December 16, 2013).	Great Plains Energy KCP&L

10.30	*+
Form of Change in Control Severance Agreement with other executive officers of Great Plains Energy Incorporated and Kansas City Power & Light Company (Exhibit 10.1.e to Form 10-Q for the quarter ended September 30, 2006).
Great Plains Energy KCP&L

10.31	*+	Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.10 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.32	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008.
Great Plains Energy KCP&L

10.33	*+
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended December 8, 2009 (Exhibit 10.1.27 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.34	*+
Amendment dated October 28, 2014, to the Great Plains Energy Incorporated Supplemental Executive Retirement Plan as amended and restated on December 8, 2009 (Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2014).
Great Plains Energy KCP&L

10.35	*+	Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A) (Exhibit 10.1.11 to Form 10-Q for the quarter ended September 30, 2007).	Great Plains Energy KCP&L

10.36	*+
Great Plains Energy Incorporated Nonqualified Deferred Compensation Plan (As Amended and Restated for I.R.C. §409A), amended effective January 1, 2010 (Exhibit 10.1.5 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.37	*
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
Great Plains Energy KCP&L

10.38	*
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
Great Plains Energy

10.42	*
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
Great Plains Energy

10.43	*
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
Great Plains Energy KCP&L

10.44	*
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
Great Plains Energy KCP&L

10.45	*
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
Great Plains Energy KCP&L

10.46	*
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
Great Plains Energy KCP&L

10.47	*
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
Great Plains Energy

10.48	*
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
Great Plains Energy

10.49	*
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
Great Plains Energy

10.50	*
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
Great Plains Energy

10.51	*
Guaranty, dated as of July 15, 2008, issued by Great Plains Energy Incorporated in favor of Union Bank of California, N.A., as successor trustee, and the holders of the Aquila, Inc., 8.27% Senior Notes due November 15, 2021 (Exhibit 10.6 to Form 8-K filed on July 18, 2008).
Great Plains Energy

10.52	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.e to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.53	*	Insurance Agreement, dated as of September 1, 2005, between Kansas City Power & Light Company and XL Capital Assurance Inc. (Exhibit 10.2.f to Form 10-K for the year ended December 31, 2005).	Great Plains Energy KCP&L

10.54	*
Purchase and Sale Agreement, dated as of July 1, 2005, between Kansas City Power & Light Company, as Originator, and Kansas City Power & Light Receivables Company, as Buyer (Exhibit 10.2.b to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.55	*
Receivables Sale Agreement, dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.2.c to Form 10-Q for the quarter ended June 30, 2005).
Great Plains Energy KCP&L

10.56	*
Amendment No. 1, dated as of April 2, 2007, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2007).
Great Plains Energy KCP&L

10.57	*
Amendment No. 2, dated as of July 11, 2008, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation to the Receivables Sale Agreement dated as of July 1, 2005 (Exhibit 10.2.1 to Form 10-Q for the quarter ended June 30, 2008).
Great Plains Energy KCP&L

10.58	*
Amendment, dated as of July 9, 2009, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.4 to Form 8-K filed on July 13, 2009).
Great Plains Energy KCP&L

10.59	*
Amendment and Waiver, dated as of September 25, 2009, to the Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2009).
Great Plains Energy KCP&L

10.60	*
Amendment, dated as of May 5, 2010, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.2.2 to Form 10-Q for the quarter ended March 31, 2010).
Great Plains Energy KCP&L

10.61	*
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation. (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
Great Plains Energy KCP&L

10.62	*
Amendment, dated as of September 9, 2011, to Receivables Sale Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.1 to Form 8-K filed on September 13, 2011).
Great Plains Energy KCP&L

10.63	*
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
Great Plains Energy KCP&L

10.64	*
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
Great Plains Energy KCP&L

10.65	*
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
Great Plains Energy KCP&L

10.66	*
Purchase and Sale Agreement, dated as of May 31, 2012, between KCP&L Greater Missouri Operations Company, as Originator, and GMO Receivables Company, as Buyer (Exhibit 10.2. to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.67	*
Receivables Sale Agreement, dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent, and Victory Receivables Corporation (Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2012).
Great Plains Energy

10.68	*
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
Great Plains Energy

10.69	*
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
Great Plains Energy

10.70	*
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
Great Plains Energy

10.71	*
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
KCP&L

10.72	*
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
Great Plains Energy

10.73	*
Iatan Unit 2 and Common Facilities Ownership Agreement, dated as of May 19, 2006, among Kansas City Power & Light Company, Aquila, Inc., The Empire District Electric Company, Kansas Electric Power Cooperative, Inc., and Missouri Joint Municipal Electric Utility Commission (Exhibit 10.2.a to Form 10-Q for the quarter ended June 30, 2006).
Great Plains Energy KCP&L

10.74	*
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
Great Plains Energy KCP&L

10.75	*
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
Great Plains Energy KCP&L

10.76	*
Non-Unanimous Stipulation and Agreement dated May 22, 2009 among KCP&L Greater Missouri Operations Company, the Staff of the Missouri Public Service Commission, the Office of the Public Counsel, Missouri Department of Natural Resources and Dogwood Energy, LLC (Exhibit 10.1 to Form 8-K filed on May 27, 2009).
Great Plains Energy

10.77	*
Collaboration Agreement dated as of March 19, 2007, among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.1 to Form 8-K filed on March 20, 2007).
Great Plains Energy KCP&L

10.78	*
Amendment to the Collaboration Agreement effective as of September 5, 2008 among Kansas City Power & Light Company, Sierra Club and Concerned Citizens of Platte County, Inc. (Exhibit 10.2.20 to Form 10-K for the year ended December 31, 2009).
Great Plains Energy KCP&L

10.79	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

12.1		Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividend Requirements.	Great Plains Energy

12.2		Computation of Ratio of Earnings to Fixed Charges.	KCP&L

21.1		List of Subsidiaries of Great Plains Energy Incorporated.	Great Plains Energy

23.1		Consent of Independent Registered Public Accounting Firm.	Great Plains Energy

23.2		Consent of Independent Registered Public Accounting Firm.	KCP&L

24.1		Powers of Attorney.	Great Plains Energy

24.2		Powers of Attorney.	KCP&L

31.1		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.2		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

31.3		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	KCP&L

31.4		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	KCP&L

32.1	**	Section 1350 Certifications.	Great Plains Energy

32.2	**	Section 1350 Certifications.	KCP&L

101.INS		XBRL Instance Document.	Great Plains Energy KCP&L

101.SCH		XBRL Taxonomy Extension Schema Document.	Great Plains Energy KCP&L

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	Great Plains Energy KCP&L

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.	Great Plains Energy KCP&L

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document.	Great Plains Energy KCP&L

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	Great Plains Energy KCP&L
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

Schedule I - Parent Company Financial Statements

GREAT PLAINS ENERGY INCORPORATED
Statements of Comprehensive Income (Loss) of Parent Company

Year Ended December 31	2017	2016	2015
Operating Expenses	(millions, except per share amounts)
General and administrative	$2.3	$2.7	$0.9
Costs to achieve the anticipated merger with Westar Energy, Inc.	16.1	18.3	—
General taxes	0.1	0.1	0.2
Total	18.5	21.1	1.1
Operating loss	(18.5)	(21.1)	(1.1)
Other Income (Expense)
Equity in earnings from subsidiaries	141.4	287.5	220.9
Non-operating income	51.5	31.3	29.7
Loss on extinguishment of debt	(82.8)	—	—
Loss on Series B Preferred Stock dividend make-whole provisions	(124.8)	—	—
Total	(14.7)	318.8	250.6
Interest (charges) income	(125.6)	2.6	(40.3)
Income (loss) before income taxes	(158.8)	300.3	209.2
Income tax (expense) benefit	52.6	(10.3)	3.8
Net income (loss)	(106.2)	290.0	213.0
Preferred stock dividend requirements and redemption premium	37.3	16.5	1.6
Earnings (loss) available for common shareholders	$(143.5)	$273.5	$211.4

Average number of basic common shares outstanding	215.5	169.4	154.2
Average number of diluted common shares outstanding	215.5	169.8	154.8

Basic and diluted earnings (loss) per common share	$(0.67)	$1.61	$1.37
Comprehensive Income
Net income (loss)	$(106.2)	$290.0	$213.0
Other comprehensive income
Derivative hedging activity
Reclassification to expenses	0.4	0.4	0.5
Income tax expense	(0.1)	(0.2)	(0.1)
Net reclassification to expenses	0.3	0.2	0.4
Derivative hedging activity, net of tax	0.3	0.2	0.4
Other comprehensive income from subsidiaries, net of tax	4.1	5.2	6.3
Total other comprehensive income	4.4	5.4	6.7
Comprehensive income (loss)	$(101.8)	$295.4	$219.7
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Balance Sheets of Parent Company

	December 31
	2017	2016
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,114.2	$1,283.9
Time deposit	—	1,000.0
Accounts receivable from subsidiaries	34.8	10.6
Notes receivable from subsidiaries	2.0	2.0
Interest rate derivative instruments	91.4	79.3
Other	2.3	26.1
Total	1,244.7	2,401.9
Investments and Other Assets
Investment in KCP&L	2,513.2	2,541.5
Investment in other subsidiaries	1,240.1	1,341.6
Note receivable from subsidiaries	634.9	634.9
Deferred income taxes	11.6	12.8
Other	1.0	16.3
Total	4,400.8	4,547.1
Total	$5,645.5	$6,949.0

LIABILITIES AND CAPITALIZATION
Current Liabilities
Notes payable	$11.0	$—
Current maturities of long-term debt	—	100.0
Accounts payable to subsidiaries	21.7	10.8
Accrued taxes	—	12.9
Accrued interest	2.1	10.1
Other	5.9	12.8
Total	40.7	146.6
Deferred Credits and Other Liabilities	1.8	2.2
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,801,723 and 215,479,105 shares issued, stated value	4,233.1	4,217.0
Preference stock - 11,000,000 shares authorized without par value 7.00% Series B Mandatory Convertible Preferred Stock $1,000 per share liquidation preference, 0 and 862,500 shares issued and outstanding	—	836.2
Retained earnings	737.9	1,119.2
Treasury stock - 137,589 and 128,087 shares, at cost	(4.0)	(3.8)
Accumulated other comprehensive loss	(2.2)	(6.6)
Total shareholders' equity	4,964.8	6,162.0
Long-term debt	638.2	638.2
Total	5,603.0	6,800.2
Commitments and Contingencies
Total	$5,645.5	$6,949.0
The accompanying Notes to Financial Statements of Parent Company are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Statements of Cash Flows of Parent Company

Year Ended December 31	2017	2016	2015
Cash Flows from Operating Activities	(millions)
Net income (loss)	$(106.2)	$290.0	$213.0
Adjustments to reconcile income (loss) to net cash from operating activities:
Amortization	26.2	30.4	0.8
Deferred income taxes, net	2.3	21.8	(1.7)
Equity in earnings from subsidiaries	(141.4)	(287.5)	(220.9)
Fair value impact of interest rate swaps	(12.1)	(79.3)	—
Loss on Series B Preferred Stock dividend make-whole provisions	124.8	—	—
Loss on extinguishment of debt	82.8	—	—
Cash flows affected by changes in:
Accounts receivable from subsidiaries	(21.6)	(9.8)	(0.1)
Accounts payable to subsidiaries	10.9	(20.9)	1.3
Other accounts payable	(2.2)	7.0	—
Accrued taxes	(12.9)	8.4	0.3
Accrued interest	(8.0)	6.0	—
Cash dividends from subsidiaries	275.0	239.0	157.0
Other	22.3	8.0	8.7
Net cash from operating activities	239.9	213.1	158.4
Cash Flows from Investing Activities
Purchase of time deposit	—	(1,000.0)	—
Proceeds from time deposit	1,000.0	—	—
Intercompany lending	—	—	(1.4)
Net money pool lending	—	3.7	(0.4)
Investment in subsidiary	(0.6)	(7.3)	(7.8)
Net cash from investing activities	999.4	(1,003.6)	(9.6)
Cash Flows from Financing Activities
Issuance of common stock	2.9	1,603.7	3.0
Issuance of preferred stock	—	862.5	—
Issuance of long-term debt	4,291.9	—	—
Issuance fees	(32.2)	(143.4)	—
Repayment of long-term debt, including redemption premium	(4,443.0)	—	—
Net change in short-term borrowings	11.0	(10.0)	6.0
Dividends paid	(272.0)	(194.0)	(155.5)
Redemption of preferred stock	(963.4)	(40.1)	—
Other financing activities	(4.2)	(4.3)	(2.3)
Net cash from financing activities	(1,409.0)	2,074.4	(148.8)
Net Change in Cash and Cash Equivalents	(169.7)	1,283.9	—
Cash and Cash Equivalents at Beginning of Year	1,283.9	—	—
Cash and Cash Equivalents at End of Year	$1,114.2	$1,283.9	$—
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

Schedule II - Valuation and Qualifying Accounts and Reserves

Great Plains Energy Incorporated
Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2017	(millions)
Allowance for uncollectible accounts	$4.0	$10.5	$8.1	(a)	$17.9	(b)	$4.7
Legal reserves	16.1	0.8	—		9.2	(c)	7.7
Environmental reserves	1.7	0.1	—		—		1.8
Tax valuation allowance	16.4	11.3	—		4.7	(d)	23.0
Year Ended December 31, 2016
Allowance for uncollectible accounts	$3.8	$9.0	$8.1	(a)	$16.9	(b)	$4.0
Legal reserves	5.9	10.4	—		0.2	(c)	16.1
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	19.9	0.1	—		3.6	(d)	16.4
Year Ended December 31, 2015
Allowance for uncollectible accounts	$2.8	$10.5	$8.7	(a)	$18.2	(b)	$3.8
Legal reserves	4.7	2.6	—		1.4	(c)	5.9
Environmental reserves	1.7	—	—		—		1.7
Tax valuation allowance	16.6	4.9	—		1.6	(d)	19.9
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims/settlements.
(d)    Reversal of tax valuation allowance.

Kansas City Power & Light Company
Valuation and Qualifying Accounts
Years Ended December 31, 2017, 2016 and 2015

		Additions
		Charged
	Balance At	To Costs	Charged				Balance
	Beginning	And	To Other				At End
Description	Of Period	Expenses	Accounts		Deductions		Of Period
Year Ended December 31, 2017	(millions)
Allowance for uncollectible accounts	$1.8	$7.5	$5.6	(a)	$12.7	(b)	$2.2
Legal reserves	15.1	—	—		9.0	(c)	6.1
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	—	1.2	—		1.2	(d)	—
Year Ended December 31, 2016
Allowance for uncollectible accounts	$1.8	$6.4	$5.5	(a)	$11.9	(b)	$1.8
Legal reserves	5.3	9.8	—		—	(c)	15.1
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	0.7	—	—		0.7		—
Year Ended December 31, 2015
Allowance for uncollectible accounts	$1.2	$7.1	$5.8	(a)	$12.3	(b)	$1.8
Legal reserves	2.9	2.6	—		0.2	(c)	5.3
Environmental reserves	0.3	—	—		—		0.3
Tax valuation allowance	—	0.7	—		—		0.7
(a)    Recoveries.
(b)    Uncollectible accounts charged off.
(c)    Payment of claims/settlements.
(d)    Reversal of tax valuation allowance.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: February 21, 2018	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 21, 2018
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KANSAS CITY POWER & LIGHT COMPANY

Date: February 21, 2018	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title		Date
/s/ Terry Bassham	Chairman, President and Chief Executive Officer	)	February 21, 2018
Terry Bassham	(Principal Executive Officer))
)
/s/ Kevin E. Bryant	Senior Vice President - Finance and Strategy and Chief Financial Officer	)
Kevin E. Bryant	(Principal Financial Officer))
)
/s/ Steven P. Busser	Vice President - Risk Management and Controller	)
Steven P. Busser	(Principal Accounting Officer))
)
David L. Bodde*	Director	)
)
Randall C. Ferguson, Jr.*	Director	)
)
Gary D. Forsee*	Director	)
)
Scott D. Grimes*	Director	)
)
Thomas D. Hyde*	Director	)
)
Ann D. Murtlow*	Director	)
)
Sandra J. Price*	Director	)
)
John J. Sherman*	Director	)
*By    /s/ Terry Bassham
Terry Bassham
Attorney-in-Fact*