Form 10-K/A
period 2017-12-31
GREAT PLAINS ENERGY INC
filed 2018-04-26
CIK 1143068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Great Plains Energy Incorporated		Large accelerated filer			X	Accelerated filer	_
		Non-accelerated filer			_	Smaller reporting company	_
		Emerging Growth Company			_

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

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

On April 15, 2018, Great Plains Energy Incorporated had 215,795,884 shares of common stock outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE
Great Plains Energy Incorporated (the “Company” or “Great Plains Energy”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.
The reference on the cover page of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing related to Great Plains Energy is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, solely as they relate to Great Plains Energy, is hereby amended and restated in its entirety.
This Amendment No. 1 does not reflect events occurring after the Original Filing, and, except as described above, does not modify or update any other disclosures. In particular, no changes have been made to the Original Filing with respect to Kansas City Power & Light Company (“KCP&L”), and this Form 10-K/A is not, and shall not be deemed to be an amendment of the Form 10-K filed by KCP&L as part of the Original Filing.

i

ii

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS
The names, ages and backgrounds, including the business experience, principal occupations and employment, of all directors of the Company are set forth below. Directors are elected to serve until the next annual meeting of the shareholders and until his or her successor shall be elected and qualified.

Terry Bassham	Director since 2011
Mr. Bassham, 57, is Chairman of the Board (since May 2013), President (since May 2011) and Chief Executive Officer (“CEO”) (since June 2012) of Great Plains Energy, KCP&L and KCP&L Greater Missouri Operations Company (“GMO”). He served as Chief Operating Officer of Great Plains Energy, KCP&L and GMO (2011-2012). He served as Executive Vice President-Utility Operations of KCP&L and GMO (2010-2011) and Executive Vice President-Finance and Strategic Development and Chief Financial Officer of Great Plains Energy (2005-2010) and of KCP&L and GMO (2009-2010). Mr. Bassham also currently serves on the board of Commerce Bancshares, Inc. (since 2013).

Mr. Bassham holds a Bachelor of Business Administration degree in accounting from the University of Texas-Arlington and a Juris Doctor degree from St. Mary’s University Law School in San Antonio, Texas. Mr. Bassham has extensive regulated public utility experience with over 25 years in the industry. As President and CEO of the Company and the former Chief Operating Officer, he also brings to the Board deep insight and knowledge about the operations and capabilities of the Company.

David L. Bodde	Director since 1994
Dr. Bodde, 75, is a Professor Emeritus effective 2017 at Clemson University (since 2004). He previously held the Charles N. Kimball Chair in Technology and Innovation (1996-2004) at the University of Missouri-Kansas City. He is a trustee of The Commerce Funds (since 1994). Prior to academic service, he was Vice President of the Midwest Research Institute and President of its subsidiary, MRI Ventures, Inc. Dr. Bodde serves as a member of the Company’s Audit and Governance Committees. Dr. Bodde is also a director of KCP&L (since 1994) and GMO (since 2008).

Dr. Bodde holds a Bachelor of Science from West Point, Master of Science degrees in nuclear engineering and management from the Massachusetts Institute of Technology, and a Doctor of Business Administration degree from Harvard University. He has extensive experience in research, teaching, writing and consulting on energy policy, electric utility strategy, enterprise risk management, and technology assessment. His current work focuses on managing the risks of emerging energy technologies, especially related to electric utilities. His latest book, Chance and Intent, concerns managing the risks of innovation and entrepreneurship. His experience as a director provides valuable perspective and institutional knowledge to the Board’s discussions and actions.

Randall C. Ferguson, Jr.	Director since 2002
Mr. Ferguson, 66, was the Senior Partner for Business Development for Tshibanda & Associates, LLC (2005-2007), a consulting and project management services firm committed to assisting clients to improve operations and achieve long-lasting, measurable results. He previously served as Senior Vice President Business Growth & Member Connections with the Greater Kansas City Chamber of Commerce (2003-2005). Mr. Ferguson serves as a member of the Company’s Compensation and Development and Governance Committees. Mr. Ferguson is also a director of KCP&L (since 2002) and GMO (since 2008).

Mr. Ferguson has extensive and varied senior management leadership experience and accomplishments gained through his 30-year career at IBM and at Tshibanda & Associates. He has broad strategic experience and insight into economic growth and policy through his prior leadership position at the Greater Kansas City Chamber of Commerce. Mr. Ferguson also brings a strong focus on the Company’s community service and diversity activities. He has been recognized for his leadership and community service on numerous occasions, including recognition by The Kansas City Globe as one of Kansas City’s most influential African Americans.

Gary D. Forsee	Director since 2008
Mr. Forsee, 68, was President of the four-campus University of Missouri System (2008-2011). He previously served as Chairman of the Board (2006-2007) and CEO (2005-2007) of Sprint Nextel Corporation, and Chairman of the Board and CEO (2003-2005) of Sprint Corporation. He serves on the boards of Ingersoll-Rand Public Limited Company (since 2007) and DST Systems, Inc. (since 2015). Mr. Forsee serves as the Lead Director of the Board and as a member of the Company’s Audit, Compensation and Development, and Governance Committees. Mr. Forsee is also a director of KCP&L and GMO (since 2008).

Mr. Forsee has extensive and varied senior management leadership experience and accomplishments gained as President of the University of Missouri System and through his more than 35-year telecommunications career at Sprint Nextel, BellSouth Corporation, Global One, AT&T and Southwestern Bell. Mr. Forsee’s experience and insight acquired through managing large technologically complex and rapidly changing companies in dynamic regulatory environments is of particular value to the Company, which is facing similar challenges.

Scott D. Grimes	Director since 2014
Mr. Grimes, 55, is Chief Executive Officer and Founder of Cardlytics, Inc. (since 2008), an international technology company that has pioneered card-linked marketing. Mr. Grimes previously served as Senior Vice President and General Manager, Payments (2005-2008) and as Vice President, Strategy (2003-2005) of Capital One Financial Corporation and Principal (2001-2003) at Canaan Partners. Mr. Grimes serves as a member of the Company’s Audit and Compensation and Development Committees. Mr. Grimes is also a director of KCP&L and GMO (since 2014).

Mr. Grimes has extensive and varied senior management leadership experience and accomplishments gained as the Chief Executive Officer at Cardlytics, Inc. and a former executive at Capital One. As an entrepreneur and strategist, Mr. Grimes brings deep insight and entrepreneurial focus to the Company’s strategic planning.

Thomas D. Hyde	Director since 2011
Mr. Hyde, 69, served as Executive Vice President, Legal, Compliance, Ethics and Corporate Secretary of Wal-Mart Stores, Inc. (“Wal-Mart”), an international retail store operator (2005-2010). Mr. Hyde previously served as Executive Vice President, Legal and Corporate Affairs and Corporate Secretary of Wal-Mart (2003-2005), and as Executive Vice President, Senior General Counsel of Wal-Mart (2001-2003). Mr. Hyde served on the board of Vail Resorts, Inc. (2006-2012). He serves as a Trustee of the University of Missouri-Kansas City (since 2010). Mr. Hyde serves as a member of the Company’s Audit and Governance Committees. Mr. Hyde is also a director of KCP&L and GMO (since 2011).

Mr. Hyde has extensive and varied senior management leadership experience and accomplishments gained through his career at Wal-Mart, and through such experience, he provides deep insight and understanding on corporate governance matters. Mr. Hyde graduated from the University of Kansas in 1970 with a degree in English. He received his Juris Doctor degree from the University of Missouri-Kansas City in 1975, and a Master of Business Administration degree in Finance from the University of Kansas in 1981.

Ann D. Murtlow	Director since 2013
Ms. Murtlow, 57, is President and Chief Executive Officer of the United Way of Central Indiana (since 2013). Previously, she served as Principal of AM Consulting LLC (2011-2013). She served as Vice President and Group Manager of AES Corporation (1999-2011) and President, Chief Executive Officer and Director of Indianapolis Power & Light Company (“IPL”) and IPALCO Enterprises (2002-2011), which are wholly-owned subsidiaries of AES Corporation. Ms. Murtlow currently serves on the boards of First Internet Bancorp and its subsidiary, First Internet Bank (since 2013), and Wabash National Corporation (since 2013). She previously served on the boards of the Federal Reserve Bank of Chicago (2007-2012), Herff Jones (2009-2015) and AEGIS Insurance Services, Inc. (2009-2011). Ms. Murtlow serves as a member of the Company’s Audit and Governance Committees. Ms. Murtlow is also a director of KCP&L and GMO (since 2013).

Ms. Murtlow has extensive and varied senior management leadership experience and accomplishments gained through her career at AES Corporation and Bechtel Corporation. Her expertise acquired at IPL and IPALCO brings deep insight and knowledge about the operations and challenges of a vertically integrated, regulated electric utility. Ms. Murtlow has been named a Board Leadership Fellow by the National Association of Corporate Directors.

Sandra J. Price	Director since 2016
Ms. Price, 59, is the former Senior Vice President, Human Resources of Sprint Corporation (2006 - 2016). Previously, she led the Human Resources, Communications and Brand Management functions of the Sprint Local Telephone Division and a variety of other human resources roles (1993-2006). Prior to Sprint, she was a principal in the Blue Valley School District, Overland Park, Kansas, and in the Jenks Public School District, Tulsa, Oklahoma. She currently serves as co-chair for KC Rising, a regional economic development initiative. Ms. Price serves as a member of the Company’s Compensation and Development and Governance Committees. Ms. Price is also a director of KCP&L and GMO (since 2016).

Ms. Price has extensive and varied senior management leadership experience and accomplishments gained through her career. Her expertise acquired by leading all aspects of the Sprint human resources function and developing creative initiatives brings valuable depth to the Company’s human capital perspective. Ms. Price was named to the Kansas City Business Journal’s “Women Who Mean Business” list and to the Profiles in Diversity Journal’s “Women Worth Watching.”

John J. Sherman	Director since 2009
Mr. Sherman, 63, is the vice chairman of the Cleveland Indians Baseball Club and a director of Crestwood Equity GP LLC (formerly known as Inergy GP, LLC). He was a director of Crestwood Midstream GP LLC (formerly known as NRGM GP, LLC) prior to its merger with Crestwood Equity GP, LLC. He formerly served as the Chief Executive Officer, President and Director of NRGM GP, LLC, general partner of Inergy Midstream, L.P. (2011-2013). He also served as Founder, Chief Executive Officer and Director of Inergy GP, LLC (the general partner of Inergy, L.P.) (2001-2013) and served as President, Chief Executive Officer and a director of Inergy Holdings GP, LLC (2005-2010). Mr. Sherman serves as a member of the Company’s Audit and Compensation and Development Committees. Mr. Sherman is also a director of KCP&L and GMO (since 2009).

Mr. Sherman has extensive and varied senior management leadership experience, accomplishments and energy policy expertise gained through his career in the propane industry with Inergy, Dynegy, LPG Services Group (which he co-founded) and Ferrellgas. In addition to this expertise, Mr. Sherman brings a strong entrepreneurial focus to the Company’s strategic planning.

CORPORATE GOVERNANCE
Audit Committee
The Company has an audit committee. The audit committee’s current members are Messrs. Hyde (Chair), Forsee, Grimes and Sherman, Dr. Bodde and Ms. Murtlow. The Board has determined that all members of the committee are financially literate and that Messrs. Forsee, Grimes, Hyde, Sherman and Ms. Murtlow are “audit committee financial experts” as that term is defined by the SEC. The Board of Directors has determined that each of the members of the committee meets the experience and independence requirements of the rules of the New York Stock Exchange.
Code of Ethical Business Conduct
Lawful and ethical business conduct is required at all times. Our Board has adopted a Code of Ethical Business Conduct (the “Code”), which applies to our directors, officers and employees. Although the Code is designed to apply directly to our directors, officers and employees, we expect all parties who work on behalf of the Company to embrace the spirit of the Code. The Code is one part of our process to ensure lawful and ethical business conduct throughout the Company; other parts of the process include policies and procedures, compliance monitoring and reporting, and periodic training on various areas of the law and the Code. We have also established a ConcernsLine that can be accessed via a toll-free telephone number or through its website. The ConcernsLine is independently administered and is available 24 hours a day, every day, for the confidential and anonymous reporting of concerns and complaints by anyone inside or outside the Company. The ConcernsLine telephone number is listed in our Code.
The Code is available on the Company’s website at www.greatplainsenergy.com and is also available in print to any shareholder upon request. Requests should be directed to Corporate Secretary, Great Plains Energy Incorporated, 1200 Main Street, Kansas City, MO 64105. The Company intends to disclose any change in the Code, or any waiver from a provision in the Code granted to a director or an executive officer, by posting such information on its website or by filing a Form 8-K. Information on, or that can be accessed through, the Company’s website is not, and shall not be deemed to be, a part of this Amendment No. 1. or incorporated into any other filings the Company makes with the SEC.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers, and persons owning more than 10 percent of our common stock to file reports of holdings and transactions in our common stock with the SEC. Due to administrative error by the Company, Mr. Heidtbrink had one late Form 4 filing relating to an award of time-based restricted stock. Based upon our records, we believe that all other required reports for 2017 have been timely filed.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
We are a public utility holding company, and our financial performance is driven by the performance of our two electric utility subsidiaries, KCP&L and GMO. Both subsidiaries are integrated electric utilities; that is, they generate, transmit and distribute electricity to their customers. KCP&L serves retail and wholesale customers in parts of Missouri and Kansas; GMO serves retail and wholesale customers in parts of Missouri.
Our compensation philosophy and decisions, which we explain below, are directly tied to our utility business. Our business is capital-intensive and subject to extensive and dynamic utility and environmental regulation. We operate in a technological environment that is complex and evolving. Our retail customer service areas and rates are fixed by the Missouri and Kansas utility commissions, which means that our financial health and growth potential are, in large part, directly tied to the communities we serve and the decisions of our regulatory commissions.
This Compensation Discussion and Analysis provides a comprehensive explanation of the compensation awarded to, earned by, or paid to the following individuals listed below, who are our named executive officers (“NEOs”) for 2017:

•	Terry Bassham, Chairman of the Board, President and Chief Executive Officer of Great Plains Energy, KCP&L and GMO;

•	Kevin E. Bryant, Senior Vice President-Finance and Strategy and Chief Financial Officer of Great Plains Energy, KCP&L and GMO;

•	Heather A. Humphrey, Senior Vice President-Corporate Services and General Counsel of Great Plains Energy, KCP&L and GMO;

•	Lori A. Wright, Vice President-Corporate Planning, Investor Relations and Treasurer of Great Plains Energy, KCP&L and GMO;

•	Charles A. Caisley, Vice President-Marketing and Public Affairs of Great Plains Energy, KCP&L and GMO; and

•	Scott H. Heidtbrink, former Executive Vice President and Chief Operating Officer of KCP&L and GMO.
Mr. Heidtbrink retired from the Company effective May 1, 2017.
Committee Consideration of the Company’s 2017 Shareholder Vote on Executive Compensation
At our May 2017 annual meeting, approximately 97 percent of our shareholders voting on the matter approved our 2016 executive compensation program. The Compensation and Development Committee (referred to throughout the “Compensation Discussion and Analysis” and “Executive Compensation” sections as the “Committee”) believes this affirms the shareholders’ support of the Company’s approach to executive compensation, including our emphasis on pay for performance. The Committee decided that no significant changes to our executive compensation program were necessary for 2017.
Executive Summary of 2017 Compensation Decisions
2017 Performance Achievements
Our 2017 compensation decisions continued to be focused on pay for performance – the achievement of interrelated short-term and long-term objectives that are critical to our operations, financial health and growth. We believe a majority of each NEO’s target compensation should be performance-based, or “at risk.” Therefore, a significant portion of each NEO’s compensation is tied to our total shareholder return (“TSR”) and the achievement of Company-wide objectives for designated performance periods (see “2017 Compensation Decisions”). In order to align the interests of our NEOs with shareholder and customer interests, our executive compensation program provides more potential value to the NEOs through performance-based incentives than it does through base salary.
We believe that our focus on pay for performance helped motivate our NEOs and other officers throughout 2017. Through management’s efforts, we achieved the following highlights, among others:

•	Executing strategy through proposed merger with Westar Energy, Inc. (“Westar”)
In July 2017, we entered into an amended and restated agreement and plan of merger with Westar. By merging with Westar, we expect to build long-term value for our shareholders and cost savings for customers. Once the merger is complete, the combined company is expected to have more than 1.5 million customers in Kansas and Missouri, nearly 13,000 megawatts of owned generation capacity, almost 10,000 miles of transmission lines and over 52,000 miles of distribution lines. In addition, more than 45 percent of the combined utility’s retail customer demand are expected to be met with emission-free energy.
The transactions contemplated by our amended and restated merger agreement were approved by our shareholders in November 2017.

•	Investing to continue to meet the needs of our region in an environmentally conscientious manner
Federal and state agencies require us to comply with environmental and renewable energy mandates, and we have proactively responded to continue to meet the generation needs of our customers. In 2017, we announced retirement plans for six units at three power plants totaling 900 megawatts of capacity. The coal units are expected to be retired by the end of 2018 and the gas unit is expected to retired by the end of 2019. In addition, in 2017, we entered into two new wind power purchase agreements totaling 444 megawatts. This additional wind capacity will be generated at two new wind farms located in Kansas.
In 2017, Kansas City made significant steps to adopting electric vehicles (“EVs”), which is helping transform the region into a premium location for EVs in the United States. KCP&L’s Clean Charge Network is one of the nation’s largest electric car charging networks and the first major network implemented by a public utility.
The Company also published its first sustainability report, which is available on the Company’s website at www.greatplainsenergy.com. All of these actions demonstrate our commitment to a sustainable future for our customers and our region.

•	Continuing with our outstanding record of reliability
KCP&L was again recognized by PA Consulting Group, Inc. as the recipient of the 2017 Outstanding Customer Reliability Experience Award and was also named as the recipient of the ReliabilityOneTM Award for Outstanding Reliability Performance in the Plains Region. Providing safe and reliable power for all of our customers continues to be a top priority for our employees and one of the foundations of KCP&L’s operating strategy.
2017 Executive Compensation Decisions
The Committee and Board considered the achievements described above and made the following key executive compensation decisions:

•
Balanced Mix of Compensation Elements. As in prior years, the Committee established, and the independent members of the Board approved, a mix of short-term and long-term compensation elements that reflected financial and operational goals and encouraged overall balanced performance to support sustainable shareholder value. The following chart shows the target pay mix of the 2017 direct compensation elements (base salary, annual incentive awards and long-term equity compensation awards) set out in the Summary Compensation Table on page 26 for each of our NEOs, except Mr. Heidtbrink, who retired from the Company effective May 1, 2017.

The compensation of each NEO also includes retirement benefits, generally available employee benefits, deferred compensation benefits and modest perquisites, as well as post-termination compensation.

•
Annual and Long-Term Performance Awards Tied to Achievement of Critical Objectives. To align compensation with shareholder and customer interests, a significant portion of each NEO’s compensation is tied to our short-term and long-term financial and operational performance.

Our 2017 annual incentive objectives and achievements were as follows:

2017 Annual Incentive Objectives	Weighting (Percent)	Achievement (Percent of Target)	Weighted Payout Percentage
Safety Audits & Training	10	150	15%
Equivalent Availability (Coal Units, Winter and Summer Peak Months)	10	61	6%
Equivalent Availability (Nuclear Only)	5	200	10%
System Average Interruption Duration Index (SAIDI) (minutes)	10	200	20%
Adjusted Earnings Per Share (excludes impact of proposed Westar merger and the initial impact of U.S. federal income tax reform)	50	144	72%
JD Power Customer Satisfaction Index (Residential Customer Satisfaction)	10	0	0%
Investment Across the Energy Value Chain that is Adjacent to our Existing Business	5	0	0%
The Company’s total 2017 weighted scorecard achievement was 123 percent of target. Under the Annual Incentive Plan (“AIP”), the Company introduced an umbrella funding structure whereby if the primary earnings per share (“EPS”) objective was achieved at the threshold performance level the AIP plan funds at the maximum level (200 percent of target), but the Committee retained discretion to exercise negative discretion to reduce the size of an individual’s award (e.g., down to the actual scorecard achievement, or another amount between maximum and scorecard achievement). This umbrella structure was introduced to provide the Committee with maximum flexibility during a period of uncertainty surrounding the potential transaction with Westar (concerning both the length of the performance period and performance outcomes).
As a result of the officer team, including the NEOs, providing significant leadership during a lengthy period of uncertainty and their focus on delivering solid operational and financial results during this period, the Committee elected to exercise its discretion not to reduce the percentage payout from 200 percent down to the actual weighted scorecard achievement; accordingly each NEO, excluding Messrs. Bassham and Heidtbrink, received a 200 percent payout under the 2017 AIP. A discussion of the actual results of each objective starts on page 15.

Based on this successful performance, the following 2017 annual performance cash awards were paid to our NEOs:

Name		2017 Annual Incentive Award At Target (Percent of Annual Base Salary)	2017 Actual Award Paid (Percent of Annual Base Target)	2017 Actual Award Paid (Dollars)
	Mr. Bassham	100	123	1,082,400
	Mr. Bryant	70	200	646,800
	Ms. Humphrey	60	200	495,600
	Ms. Wright	40	200	248,800
	Mr. Caisley	50	200	300,000
	Mr. Heidtbrink(1)	70	—	—

(1)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink forfeited his 2017 annual incentive award. The terms of the agreement are more fully described under Other Agreements on page 23.

The Company had solid performance for the 2015-2017 performance period under the Long-Term Incentive Plan (“LTIP”). For the 2015-2017 performance period that ended on December 31, 2017, there was one performance objective: a TSR objective versus the Edison Electric Institute Index of Electric Utilities (“EEI Index”). The performance objective and actual results for the 2015-2017 performance period were as follows:

2015-2017 Performance Share Objective		Weighting (Percent)	Threshold (50%)	Target (100%)	Stretch (150%)	Superior (200%)	Actual Results	Achievement (Percentage of Target)
	TSR versus EEI Index(1)	100%	30th Percentile	50th Percentile	70th Percentile	90th Percentile	38.1	70.25%

(1)
TSR was compared to an industry peer group of the EEI Index of electric companies during the three-year measurement period 2015-2017. At the end of the three-year measurement period, we assessed our TSR compared to the EEI Index. Our NEOs received a percentage of the performance share grants based on performance. To appropriately balance our actual performance against our relative performance to the EEI Index, payout for the period was capped at target (100 percent) if our actual TSR performance was negative.

In 2017, we awarded a mix of performance shares (75 percent) and time-based restricted stock (25 percent) to retain and incentivize our NEOs. The performance share objective was:

2017-2019 Performance Share Objective	Weighting (Percent)
TSR versus EEI Index	100
A detailed summary of the 2017 long-term awards to each NEO starts on page 20. The restricted stock awards are expected to vest in 2020, and any performance shares received will be based on the level of achievement of the performance objective listed above. Following the closing of the Westar transaction, all awards will remain outstanding and will be based upon the level of achievement of the new combined company.
Compensation Governance Practices
The Committee is committed to high standards of corporate governance, as it works to establish an overall compensation program that aligns the interests of officers with the Company’s shareholders. The following key compensation governance practices highlight this commitment:

•
Committee Structure. The Committee is solely comprised of independent directors, and the Committee directly retains an independent compensation consultant, Mercer (“Mercer”), to regularly review and evaluate our compensation program.

•
Stock Ownership Guidelines. We have significant stock ownership and holding guidelines for all of our executive officers. Our CEO is expected to hold an equity level of at least five times base salary. Other executive officers, including the other NEOs, are expected to hold equity that is either two or three times their base salaries.

•
Clawback Policy. The Company may recover cash incentive compensation and equity awards from officers in the event of a restatement of or other inaccuracy in the Company’s financial statements for a period of up to three years.

•	Risk Assessment of Compensation Plans. We annually conduct a risk assessment to evaluate whether our compensation program creates any risks that may have a material adverse effect on the Company.

•
Change in Control Benefit Triggers. Our Change in Control Severance Agreements have a “double trigger” and require both a change in control and termination for a qualifying event or circumstance such as being terminated without “cause” or leaving employment for “good reason.”

•	No Employment Contracts. We do not have employment contracts with any of our executive officers, including the NEOs.

•	No Dividend Payments for Unvested Performance Shares. Dividends are not paid on unvested performance shares, unless and until such shares vest.

•	Modest Perquisites. We provide modest perquisites that we believe provide a sound benefit to the Company.

•
Alignment with Shareholder Interests. A significant portion of each executive officer’s compensation is in the form of equity in an effort to align the economic interests of our executive officers with our shareholders.

Compensation Philosophy and Objectives
The primary objectives of our executive compensation program are to:

•
Attract and Retain Qualified Leaders. Attract and retain highly qualified executive officers using a competitive pay package, with base salaries around the median level of comparable companies and opportunities for higher levels of compensation through time-based and performance-based incentives.

•
Pay for Performance. Motivate executive officers to deliver a consistently high level of performance in the markets in which the Company operates, using incentives based on both short-term and long-term financial and operating results.

•
Reward Long-Term Growth and Sustained Profitability. Align the economic interests of executive officers with those of our shareholders, by delivering a significant portion of total compensation in the form of time-based and performance-based equity awards based on incentive goals that, if achieved, are expected to increase TSR over the long term and contribute to the long-term success of the Company.

•
Encourage Teamwork and Close Collaboration. Reward performance that encourages teamwork and close collaboration among executives which drives efficiencies for the benefit of customers and shareholders.

•
Encourage Integrity and Ethics. Reward performance that supports the Company’s Guiding Principles and Code of Ethical Business Conduct by promoting, instilling and striving to attain the highest standards in terms of a culture of integrity, business ethics and community service.

The Committee’s Use of an Independent Compensation Consultant and Management’s Role in the Executive Compensation Process
The Committee retains an independent compensation consultant to advise on executive and director compensation matters, assess the overall compensation program levels and elements, and evaluate competitive compensation trends. In 2017, the Committee retained Mercer to act as its independent compensation consultant. Mr. Michael Halloran, a Senior Partner at Mercer with more than 25 years of executive compensation experience, is the lead consultant who has worked with the Committee since 2008. The Committee retains the sole authority to select, retain, direct, or dismiss its compensation consultant. Our Corporate Secretary, in conjunction with other members of senior management, works directly with the compensation consultant to provide information, coordination and support. To assure independence, the Committee also pre-approves all other work unrelated to executive compensation proposed to be provided by Mercer if the fees would be expected to exceed $10,000. In February 2017, the Committee assessed the independence of Mercer and concluded that no conflict of interest exists that would prevent Mercer from independently representing the Committee.
In addition, beginning in 2017, members of management, including our Corporate Secretary, actively participated in the executive compensation review process with the assistance of management’s compensation consultant, Willis Towers Watson (“WTW”). WTW worked with management to review, design, benchmark, and develop executive compensation information for review and consideration by the Committee’s compensation consultant, the Committee, and the Board.
Role of Peer Group
Mercer recommends for Committee consideration peer group candidates with a size and business mix similar to ours. Potential peer group companies are assessed using three criteria: annual revenues, market value and percentage of total revenues from regulated electric operations. The Committee used the following peer group for the Committee’s 2017 executive compensation decisions.

ALLETE, Inc.	Black Hills Corporation	PNM Resources, Inc.
Alliant Energy Corporation	IDACORP, Inc.	Portland General Electric Company
Ameren Corporation	NiSource Inc.	SCANA Corporation
AVANGRID	OGE Energy Corp.	Westar Energy, Inc.
Avista Corporation	Pinnacle West Capital Corporation
When other surveys are used, Mercer conducts, where possible, regression analyses to adjust the compensation data for differences in the companies’ revenues, allowing the Committee to compare compensation levels to similarly-sized companies.
The Compensation Review Process
Each year, the CEO provides to the Committee for consideration and review his performance self-assessment and development plan. This assessment is reviewed by the Committee and the Board and the Board provides feedback to the CEO. The CEO also provides compensation recommendations for all other executive officers. Such recommendations are based on a review and assessment of the (i) proxy data from the companies in our peer group, (ii) survey data and (iii) factors previously identified by the Committee, such as individual performance, time in position, scope of responsibility and experience.
The Committee also annually reviews a tally sheet for each NEO that shows each element of compensation and the total compensation paid to each NEO for the past two years. The tally sheets also show the equity awards granted and realized, and the amounts that would be payable to each NEO in the event of termination without cause and termination in connection with a change in control of the Company. This information provides the Committee with a clear picture of (i) how its decisions with respect to each element of compensation affect the total compensation package, (ii) how current compensation relates to compensation in the previous years and (iii) the total amount each NEO would receive, including the value of equity awards, under various termination scenarios. The Committee also reviews the total value of each NEO’s proposed salary, target bonus and grant date value of equity awards for the year compared to the median total compensation of individuals in similar positions as described above. Total compensation for each NEO is generally targeted near the median of the market data for similar positions, while considering the factors above.
As a part of this review, the Committee also considers internal pay equity, both in terms of the total compensation of each executive officer compared to the CEO and within the officer group as compared to each other, considering individual responsibilities and experience levels. The Committee also evaluates the financial implications of compensation to mitigate financial inefficiencies to the greatest extent possible.
The Committee reviews these recommendations and corresponding information and makes final recommendations for Board approval.
Role of Executive Officers
While the CEO regularly attends meetings of the Committee, he is not a member and does not vote on Committee matters. In addition, there are portions of Committee meetings when the CEO is not present, such as when the Committee is in closed executive session or discusses the CEO’s performance or individual compensation. The CEO’s compensation levels and performance goals are recommended by the Committee for approval by the independent members of the Board. The CEO and other executive officers play a role in the early stages of design and evaluation of the Company’s compensation programs and policies. Notwithstanding this limited involvement of executive officers, all compensation decisions are ultimately recommended by the Committee and approved by the independent members of the Board.
Summary and Analysis of Executive Compensation
Consistent with prior years, the elements of executive compensation were: (1) cash compensation in the form of base salaries, annual incentives and discretionary cash awards; (2) equity compensation under our LTIP; (3) deferred compensation; (4) retirement benefits; (5) post-termination compensation; and (6) modest perquisites and generally available employee benefits.

Compensation Component	Description		Objective
Cash Compensation
Base Salary	•	Fixed compensation that is reviewed annually taking into consideration peer compensation information, as well as individual performance.	•	Provide a fixed level of compensation that fairly considers job responsibilities, level of experience, internal and external comparisons and individual performance evaluations.
			•	Attract and retain talent.
	•	Competitively aligned with median market salary.
Annual Incentives under AIP	•	Variable compensation earned based on performance of pre-established annual objectives and targets.	•	Reward the achievement of annual financial and operating objectives that ultimately contribute to long-term value for shareholders and customers.
Discretionary Cash Awards	•	Discretionary cash awards for significant achievements.	•	Reward individual performance and/or aid in retention.
			•	Attract talent.
Equity Compensation
Performance Shares and Restricted Stock Grants under the LTIP	•	Performance shares that are paid based on achievement of three-year performance objectives.	•	Motivate performance that creates long-term value to shareholders and customers.
			•	Align the economic interests of participants with shareholders and customers by rewarding executives for financial and operational achievements.
	•	Time-based restricted stock, generally vesting over three years.
			•	Build stock ownership.
			•	Provide a competitive total package to attract and retain executives.
Discretionary Stock Awards	•	Discretionary stock awards for significant achievements.	•	Reward individual performance and/or aid in retention.

Deferred Compensation
Benefits	•	A non-qualified and unfunded plan that allows all officers, including NEOs, to defer the receipt of up to 50 percent of base salary and 100 percent of awards under the AIP.	•	Provide compensation deferrals in a tax-efficient manner.

Compensation Component	Description		Objective
Retirement Benefits
Pension Plan	•
Funded, tax-qualified, noncontributory defined benefit plan for all employees, including NEOs. This plan is not available to any non-union employee, including any officer hired after December 31, 2013.
			•	Provide a competitive total package to retain executives and other employees.
			•	Provide some retirement income security in a tax efficient manner.

SERP	•	An unfunded plan that provides additional retirement income to all executives, including NEOs. This plan is not available to any executive hired after December 31, 2013.	•	Provide a competitive total package to retain executives. Provide additional supplemental retirement income.
401(k) Plan	•	Tax-qualified retirement savings plan provided to all employees, including NEOs.	•	Provide retirement savings in a tax efficient manner.
			•	Provide a competitive total package to attract and retain executives and other employees.
Other Post-termination Compensation
Change in Control Severance Agreements	•	Payments and other benefits in the event of (i) change in control and (ii) termination of employment.	•	Encourage executives to act in the best interests of shareholders and customers in times of fundamental change and uncertainty.
			•	Aid in recruitment and retention.
Perquisites and Generally Available Employee Benefits
Benefits	•	Limited perquisites that are consistent with peer companies. Benefits include financial planning services and executive health physicals.	•	Provide a competitive total package to attract and retain key talent.
	•	General employee benefits, such as medical benefits, life insurance, and disability benefits.
Cash Compensation
Cash compensation to our NEOs includes a market-competitive base salary, performance-driven annual incentives and, from time to time, discretionary cash awards. The Committee believes total compensation to be delivered in cash or cash opportunities should vary based on each NEO’s position and circumstance, and that, in general, the level of cash opportunity should decrease in proportion to equity compensation as officers move to higher levels of responsibility.

Base Salary
Base salaries are reviewed annually. The Committee considers performance evaluations and base salary recommendations submitted by the CEO for the NEOs other than himself. The CEO’s performance evaluation is reviewed by the Committee and then reviewed and approved by the Board. Salary recommendations are not determined by formula, but instead take into consideration job responsibilities, level of experience, internal comparisons, comparisons to the salaries of executives in similar positions at similar companies obtained from market surveys, other competitive data and input provided by Mercer, and individual performance evaluations. Individual performance evaluations include major accomplishments during the performance period, as well as qualitative factors, including personal leadership, engagement of employees, disciplined performance management, accountability for results, and community involvement.
The 2017 base salaries of the NEOs are as follows:

	Name	2017 Base Salary
	Mr. Bassham	$880,000
	Mr. Bryant	$462,000
	Ms. Humphrey	$413,000
	Ms. Wright	$311,000
	Mr. Caisley	$300,000
	Mr. Heidtbrink(1)	$570,000

(1)	Mr. Heidtbrink retired from the Company effective May 1, 2017.
Annual Incentives
The Company’s AIP for all executive officers is based upon a mix of Company-wide financial and operational metrics. The Committee believes that the AIP continues to focus the Company on, and reward executives for, delivering key financial results, strategic business outcomes, and exceptional performance. For 2017, the Company utilized an “umbrella” funding structure for granting annual incentive awards under the AIP. Under this umbrella funding structure, if the primary EPS objective was achieved at the threshold performance level, the AIP awards were funded at the maximum level, subject to reduction based on the Company’s level of achievement of other secondary Company objective “scorecard” goals. This annual incentive structure provided the Committee with the ability to exercise negative discretion and to differentiate bonus amounts among officers based on individual performance and achievements and the Committee’s assessment of the individual’s overall contributions to the Company.
The Committee established target incentives for each NEO as a percentage of base pay, using survey data provided by Mercer for comparable positions and markets, as well as comparisons for internal equity. The basic structure of the AIP provided for individual maximum payout of 200 percent if the Company’s scorecard goal was achieved at the superior level of objective performance, followed by reduction down to a 100 percent payout if achievement was obtained at the target level of objective performance and a reduction down to 50 percent payout if achievement was obtained at the threshold level of objective performance. Following the application of the Committee’s negative discretion, no officer received less than the amounts he or she was eligible to receive based on scorecard performance; however, an officer could receive more than the actual scorecard performance amount based solely on the Committee’s discretionary evaluation of individual performance and overall contributions to the Company. No awards could exceed the total individual maximum payout amount of 200 percent of target. Objective scorecard performance was interpolated between the threshold, target and maximum performance levels. Objective scorecard performance achievement on EPS that was less than threshold achievement would result in a zero payment.

The 2017 AIP results are shown in the following table:

2017 Annual Incentive Objectives	Weighting (Percent)	Threshold 50%	Target 100%	Stretch 150%	Superior 200%	Actual Performance Result	Weighted Payout Percentage	Achievement (Percent of Target)
Safety Audits & Training(1)	10	See footnote.(1)				See Stretch footnote.(1)	15%	150%
Equivalent Availability (Coal Units, Winter and Summer Peak Months)	10	75.5%	83.9%	85.8%	87.6%	77.3%	6%	61%
Equivalent Availability (Nuclear Only)	5	80.0%	97.0%	98.1%	99.3%	99.9%	10%	200%
System Average Interruption Duration Index (SAIDI) (minutes)	10	96.75	86.09	84.20	82.32	70.77	20%	200%
Adjusted EPS (excludes impact of Westar merger and the initial impact of U.S. federal income tax reform)	50	$1.50	$1.67	$1.75	$1.84	$1.74	72%	144%
JD Power Customer Satisfaction Index (Residential Customer Satisfaction)	10	Ranked 10 out of 16	Ranked 9 out of 16	Ranked 8 out of 16	Ranked 7 out of 16	Ranked 11 out of 16	0%	0%
Investment Across the Energy Value Chain that is Adjacent to our Existing Business(2)	5	See footnote.(2)				(1) $7 Million Investment in GXP Investments, Inc. (an investment subsidiary) (“GXPI”) and (2) $2.3 Million Investment in Transource Energy, LLC (“Transource”)	0%	0%
	100	Weighted Achievement %					123%	123%

(1)	Threshold 50%	Target 100%	Stretch 150%	Superior 200%

(1) Company-wide safety training 100 percent complete; (2) 1.5 safety and health self-audits completed per month with 95.0 percent of related correction plans to be completed within 45 days or plan to achieve; and (3) 9 Physical Conditions Audits with 95.0 percent of related correction plans to be completed within 45 days or a plan to achieve.

(1) Company-wide safety training 100 percent complete; (2) 2 safety and health self-audits completed per month with 97.5 percent of related correction plans to be completed within 45 days or plan to achieve; and (3) 12 Physical Conditions Audits with 97.5 percent of related correction plans to be completed within 45 days or a plan to achieve.

(1) Company-wide safety training 100 percent complete; (2) 2.5 safety and health self-audits completed per month with 100 percent of related correction plans to be completed within 45 days or plan to achieve; and (3) 18 Physical Conditions Audits with 100 percent of related correction plans to be completed within 45 days or a plan to achieve.

(1) Company-wide safety training 100 percent complete; (2) 4 safety and health self-audits completed per month with 100 percent of related correction plans to be completed within 45 days or plan to achieve; and (3) 24 Physical Conditions Audits with 100 percent of related correction plans to be completed within 45 days or a plan to achieve.

(2)	Threshold 50%	Target 100%	Stretch 150%	Superior 200%
	(1) $15.0 million in investment by GXPI and (2) $2.4 million investment in Transource.	(1) $18.0 million investment by GXPI and (2) $2.7 million investment in Transource.	(1) $19.0 million investment by GXPI and (2) $2.9 million investment in Transource.	(1) $20.0 million investment by GXPI and (2) $3.1 million investment in Transource.
Individual targets and awards earned by each of the NEOs are shown below and in the Summary Compensation Table on page 26.

Name		2017 Annual Incentive Award at Target (Percent of Annual Base Salary)	2017 Actual Award Paid (Percent of Annual Base Target) (1)	2017 Actual Award Paid (Dollars)
	Mr. Bassham	100	123	1,082,400
	Mr. Bryant	70	200	646,800
	Ms. Humphrey	60	200	495,600
	Ms. Wright	40	200	248,800
	Mr. Caisley	50	200	300,000
	Mr. Heidtbrink(2)	70	—	—

(1)
As a result of the officer team, including the NEOs, providing significant leadership during a lengthy period of uncertainty and their focus on delivering solid operational and financial results during this period, the Committee elected to exercise its discretion not to reduce the percentage payout from 200 percent down to the actual weighted scorecard achievement; accordingly each NEO, excluding Messrs. Bassham and Heidtbrink, received a 200 percent payout under the 2017 AIP.

(2)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink forfeited his 2017 annual incentive award. The terms of the agreement are more fully described under Other Agreements on page 23.

Discretionary Cash or Stock Awards
From time to time, the Committee may grant a discretionary cash or stock award for special accomplishments or achievements. No discretionary cash or stock awards were made in 2017.
Equity Compensation
We believe that a significant portion of NEO compensation should be in the form of equity in order to best align executive compensation with the interests of our shareholders. Equity awards, which are made under our shareholder approved LTIP, are generally targeted near the median range of officers in companies of similar size in the industry.
The Committee uses a mix of time-based restricted stock and performance shares that are paid solely on the basis of the attainment of performance goals. Performance shares can be earned at the end of the performance period from 0 percent to 200 percent of the target amount, depending on actual performance. Payment for performance shares must generally be made in shares of Company common stock. However, the Committee, in its sole discretion, may authorize payment in such combination of cash and shares, or all cash as it deems appropriate. Performance results for a goal that are less than threshold will result in a zero payment for that goal.
Dividend equivalents on the number of performance shares actually earned are paid in cash at the same time as the vesting of the earned performance shares. Dividends accrued on all restricted stock awards are reinvested during the period under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan, and are subject to the same restrictions as the associated restricted stock.
While our NEOs are eligible for equity awards under the LTIP, none of them has any right to be granted awards.
The performance share metrics discussed below have been established for compensation purposes only. They do not constitute any guidance, projection or estimate of these measures, and should not be relied upon for any purpose other than understanding our compensation program.
2015-2017 Performance Period
For the three-year performance period ended December 31, 2017, the Board, upon the recommendation of the Committee, modified the performance objectives under the LTIP prior to the commencement of the 2015-2017 performance period. Previously, the Board utilized two equally-weighted performance share objectives (i) a credit objective (three-year average Funds from Operations (“FFO”) to Total Adjusted Debt) and (ii) a total shareholder return objective (TSR versus EEI Index). However, for the 2015-2017 performance period, there was one performance objective, total shareholder return (TSR versus EEI Index). The Committee believed that this change better aligned each officer’s performance with the interests of shareholders and focused the Company’s leadership team on our strategic initiatives to increase stock price and dividend growth. Consistent with the 2014-2016 performance period, the Committee established the distribution between performance shares and restricted stock at 75 percent/25 percent, respectively.
Additionally, to better align with market and industry practices, specific performance targets were set with interpolation between the targets. To appropriately balance our actual performance against our relative performance to the EEI Index, any potential payout for the period would be capped at Target (100 percent) if actual TSR performance was negative.
Consistent with prior years, performance share and restricted stock awards for the 2015-2017 performance period were based on percentages of 2015 base salary. The percentages of 2015 base salary (reflecting the target amount of awards) were as follows: Mr. Bassham, 270 percent; Mr. Bryant, 120 percent; Ms. Humphrey, 120 percent; Ms. Wright, 75 percent; Mr. Caisley, 75 percent; and Mr. Heidtbrink, 175 percent.

The 2015-2017 performance period objective and criteria were as follows:

2015-2017 Performance Share Objective		Weighting (Percent)	Threshold (50%)	Target (100%)	Stretch (150%)	Superior (200%)	Actual Results	Weighted Payout Percentage
	TSR versus EEI Index(1)	100%	30th Percentile	50th Percentile	70th Percentile	90th Percentile	38.1	70.25%

(1)
TSR was compared to an industry peer group of the EEI Index of electric companies during the three-year measurement period 2015-2017. At the end of the three-year measurement period, we assessed our TSR compared to the EEI Index. The officers received a percentage of the performance share grants based on performance. To appropriately balance our actual performance against our relative performance to the EEI Index, payout for the period was capped at target (100 percent) if actual TSR performance was negative.

Based upon the results above, performance share awards for the 2015-2017 performance period for each of the NEOs are shown below:

Name		Value of Actual Award Paid ($)(1)
	Mr. Bassham	1,091,621
	Mr. Bryant(2)	223,766
	Ms. Humphrey	252,862
	Ms. Wright	127,052
	Mr. Caisley	123,093
	Mr. Heidtbrink(3)	—

(1)
In addition, cash dividend equivalents were paid after the end of the performance period, as follows: Mr. Bassham ($116,775), Mr. Bryant ($23,937), Ms. Humphrey ($27,050), Ms. Wright ($13,591), and Mr. Caisley ($13,168).

(2)
On September 2, 2015, Mr. Bryant became the Senior Vice President-Finance and Strategy and Chief Financial Officer. Mr. Bryant’s target was increased to 120 percent on a prorated basis. In conjunction with his promotion, Mr. Bryant received additional restricted stock and performance share awards.

(3)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink received all his restricted shares and a prorated number of performance share awards for the 2015-2017 performance period. The terms of the agreement are more fully described under Other Agreements on page 23.

2016-2018 Performance Period
For the three-year performance period ending December 31, 2018, the performance objective is the same as the performance objective for the 2015-2017 performance period. There is one performance objective, total shareholder return (TSR versus EEI Index). To continue to focus on performance, the Board, upon the recommendation of the Committee, established the distribution between performance shares and restricted stock at 75 percent/25 percent, respectively. Similar to the 2015-2017 performance period, specific performance targets were set with interpolation between the targets. To appropriately balance our actual performance against our relative performance to the EEI Index, any potential payout for the period will be capped at Target (100 percent) if actual TSR performance is negative.
Consistent with prior years, performance share and restricted stock awards for the 2016-2018 performance period are based on percentages of 2016 base salary. The percentages of 2016 base salary (reflecting the target amount of awards) are as follows: Mr. Bassham, 270 percent; Mr. Bryant, 120 percent; Ms. Humphrey, 120 percent; Ms. Wright, 75 percent; Mr. Caisley, 75 percent; and Mr. Heidtbrink, 175 percent. This resulted in the following long-term incentive grants in 2016 of time-based restricted stock and performance shares, which may be paid after the end of the period depending on performance:

Name		Restricted Stock(1)	Performance Shares (at target)(1)
	Mr. Bassham	18,538	55,613
	Mr. Bryant	4,141	12,421
	Ms. Humphrey	4,048	12,143
	Ms. Wright	1,906	5,716
	Mr. Caisley	1,841	5,523
	Mr. Heidtbrink(2)	8,156	24,466

(1)
The restricted stock grants vest on March 1, 2019; the cash and common stock payments related to the performance shares, if any, will also occur on March 1, 2019. Actual performance shares may be between 0 percent and 200 percent of the target number of shares.

(2)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink received all his restricted stock and a prorated number of performance shares for the 2016-2018 performance period. The terms of the agreement are more fully described under Other Agreements on page 23.

The 2016-2018 performance period objective and criteria are as follows:

2016-2018 Performance Share Objective		Weighting (Percent)	Threshold (50%)	Target (100%)	Stretch (150%)	Superior (200%)
	TSR versus EEI Index(1)	100%	30th Percentile	50th Percentile	70th Percentile	90th Percentile

(1)
TSR is compared to an industry peer group of the EEI Index of electric companies during the three-year measurement period 2016-2018. At the end of the three-year measurement period, we will assess our TSR compared to the EEI Index. Depending on how we rank, the officers will receive a percentage of the performance share grants. To appropriately balance our actual performance against our relative performance to the EEI Index, any payout for the period would be capped at Target (100 percent) if actual TSR performance is negative.

Following the closing of the Westar transaction, all awards will remain outstanding and will be based upon the level of achievement of the new combined company.
2017-2019 Performance Period
For the three-year performance period ending December 31, 2019, the performance objective is the same as the performance objective for the 2016-2018 performance period. There is one performance objective, total shareholder return (TSR versus EEI Index). To continue to focus on performance, the Board, upon the recommendation of the Committee, established the distribution between performance shares and restricted stock at 75 percent/25 percent, respectively. Similar to the 2016-2018 performance period, specific performance targets were set with interpolation between the targets. To appropriately balance our actual performance against our relative performance to the EEI Index, any potential payout for the period will be capped at Target (100 percent) if actual TSR performance is negative.
Consistent with prior years, performance share and restricted stock awards for the 2017-2019 performance period were based on percentages of 2017 base salary. The percentages of 2017 base salary (reflecting the target amount of awards) were as follows: Mr. Bassham, 270 percent; Mr. Bryant, 150 percent; Ms. Humphrey, 120 percent; Ms. Wright, 75 percent; Mr. Caisley, 75 percent; and Mr. Heidtbrink, 175 percent. This resulted in the following long-term incentive grants in 2017 of time-based restricted stock and performance shares, which may be paid after the end of the period depending on performance:

Name		Restricted Stock(1)	Performance Shares (at target)(1)
	Mr. Bassham	20,547	61,640
	Mr. Bryant	5,993	17,979
	Ms. Humphrey	4,286	12,858
	Ms. Wright	2,018	6,052
	Mr. Caisley	1,946	5,838
	Mr. Heidtbrink(2)	8,626	25,878

(1)
The restricted stock grants vest on March 2, 2020; the cash and common stock payments related to the performance shares, if any, will also occur on March 2, 2020. Actual performance shares may be between 0 percent and 200 percent of the target number of shares.

(2)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink forfeited his restricted stock and performance share awards for the 2017-2019 performance period. The terms of the agreement are more fully described under Other Agreements on page 23.

The 2017-2019 performance period objective was as follows:

2017-2019 Performance Share Objective		Weighting (Percent)	Threshold (50%)	Target (100%)	Stretch (150%)	Superior (200%)
	TSR versus EEI Index(1)	100%	30th Percentile	50th Percentile	70th Percentile	90th Percentile

(1)
TSR is compared to an industry peer group of the EEI Index of electric companies during the three-year measurement period 2017-2019. At the end of the three-year measurement period, we will assess our TSR compared to the EEI Index. Depending on how we rank, the officers will receive a percentage of the performance share grants. To appropriately balance our actual performance against our relative performance to the EEI Index, any payout for the period would be capped at Target (100 percent) if actual TSR performance is negative.

Following the closing of the Westar transaction, all awards will remain outstanding and will be based upon the level of achievement of the new combined company.
2017 Equity Vesting, Payments and Special Grants
The restricted stock and performance share awards under the 2014-2016 LTIP performance period for the NEOs vested in 2017. In connection with his appointment as Senior Vice President-Finance and Strategy and Chief Financial Officer, Mr. Bryant was awarded a special one-time retention grant of 12,346 shares of restricted stock on September 2, 2015. Thirty-four percent of these shares vested on September 2, 2016, 33 percent vested on September 5, 2017 and 33 percent vest on September 4, 2018. The following table summarizes these grant vestings and payments:

Name		2017 Vesting of Restricted Stock (# shares)(1)	2014-2016 Performance Share Payments (# shares)(2)	Total Number of Shares Acquired at Vesting
	Mr. Bassham(3)	27,530	51,610	79,140
	Mr. Bryant(4)	9,195	5,944	15,139
	Ms. Humphrey(3)	6,994	12,083	19,077
	Ms. Wright	2,233	5,997	8,230
	Mr. Caisley	2,186	5,866	8,052
	Mr. Heidtbrink(3)(5)	34,031	54,626	88,657

(1)	The amounts shown for restricted stock vestings include reinvested dividends related to the underlying restricted stock grants.
(2)
The shares shown in this column are the earned amounts of performance shares for the 2014-2016 performance period, which were paid in 2017. Dividend equivalents over the performance period were paid in cash at the time of payment of the underlying performance shares. As permitted by our LTIP, the earned performance shares were paid in a combination of cash for the cash dividend equivalent, (which was used to satisfy withholding tax obligations) and common stock.

(3)	Amounts include a one-time discretionary grant award of restricted stock and reinvestment dividends that vested in March 2017.
(4)	Amounts for Mr. Bryant include the special one-time award of restricted stock and reinvested dividends that vested in September 2017.
(5)	Mr. Heidtbrink retired from his position as Executive Vice President and Chief Operating Officer of KCP&L effective May 1, 2017.
Deferred Compensation
The Company’s non-qualified deferred compensation plan (“DCP”) allows all officers, including NEOs, to defer the receipt of up to 50 percent of base salary and 100 percent of any cash incentive award. The earnings rate on deferral amounts is annually determined by the Committee and based on the Company’s weighted average cost of capital. A detailed discussion of the DCP begins on page 35.
Retirement Benefits
Pension Plan and Supplemental Executive Retirement Plan
The Company maintains a funded, tax-qualified, noncontributory defined benefit plan (the “Pension Plan”) for all non-union employees hired or rehired on or before December 31, 2013, including NEOs. Benefits under the Pension Plan are based on each employee’s years of service and the average annual base salary over a specified period.
The Company also has an unfunded Supplemental Executive Retirement Plan (“SERP”) for its executives, including all NEOs. This unfunded plan provides the difference between the amount that would have been payable under the Pension Plan in the absence of Internal Revenue Service tax code limitations and the amount actually payable under the Pension Plan. It also provides a slightly higher benefit accrual rate than the Pension Plan. All executives hired or rehired on or before December 31, 2013, including NEOs, are eligible to participate in the SERP.
In 2007, non-union employees of Great Plains Energy and KCP&L, including the NEOs, were given a one-time election to remain in their existing Pension Plan and 401(k) Plan (“Old Retirement Plan”), or choose a new retirement program that includes a slightly reduced benefit accrual formula under the Pension Plan paired with an enhanced benefit under the 401(k) Plan (“Current Retirement Plan”). Messrs. Bassham, Bryant, and Caisley and Mses. Humphrey and Wright elected to participate in the Current Retirement Plan. Mr. Heidtbrink joined the Company subsequent to 2007 and participates in the Current Retirement Plan.

401(k) Plan
Our 401(k) Plan is offered to all employees as a tax-qualified retirement savings plan.

•
Employees in the Old Retirement Program can contribute up to 40 percent of base pay. After one year of employment, the Company matches 50 percent of the first 6 percent of base pay that is contributed. Employees are fully vested in the Company matching contribution and associated earnings after six (6) years.

•
Employees in the Current Retirement Program can contribute up to 75 percent of base pay, bonus incentive, and overtime pay. The Company matches 100 percent of the first 6 percent of total pay that is contributed. Company contributions vest immediately.

•
Employees hired on or after January 1, 2014 are eligible to participate in the new Retirement Program Plus. In this program, employees can contribute up to 75 percent of base pay, bonus incentive, and overtime pay. The Company matches 100 percent of the first 6 percent of total pay that is contributed and contributes an annual non-elective amount equal to 4 percent of employee base pay. The Company matching contribution vests immediately and the annual non-elective contribution and associated earnings vest after three (3) years of service.

•	Contributions are limited by the tax code.
Other Post-termination Compensation
The Company has entered into change in control agreements with its executive officers, including NEOs, to encourage their continued employment and dedication when an executive may have concerns about their continued employment. The Company believes these agreements and benefits are important recruitment and retention devices. The Company has historically authorized certain agreements with retiring officers to ensure a smooth transition.
Change in Control Severance Agreements
We have change in control agreements with all of our executive officers, including the NEOs, to ensure their continued service, dedication, and objectivity in the event of a transaction that would result in a change in control of the Company. These agreements support the objective assessment and execution of potential changes in the Company’s strategy and enhance retention by reducing concerns about employment continuity. These agreements provide for payments and other benefits if the officer’s employment terminates for a qualifying event or circumstance, such as being terminated without “Cause” or leaving employment for “Good Reason,” as these terms are defined in the agreements. All the agreements require a double trigger so that both a change in control and a termination (actual or constructive) of the executive’s employment must occur to trigger benefits. Generally, the Committee and Board determined the eligibility for potential payments upon change in control, based on comparable practices in the market.
Additional information, including a quantification of benefits that would have been received by NEOs had termination occurred on December 31, 2017, is found under the heading “Potential Payments Upon Termination or Change in Control” starting on page 35.
Other Agreements
None of the Company’s executive officers, including the NEOs, have a written employment agreement. However, in May 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for, among other things: (a) the forfeiture of restricted stock and performance share grants made in 2017 to Mr. Heidtbrink; (b) the vesting of restricted stock grants made to Mr. Heidtbrink prior to 2017; (c) vesting of all performance share awards granted prior to 2017 to be paid on a pro rata basis; and (d) a general cross-release of claims. The value of the restricted stock and performance shares that vested on Mr. Heidtbrink’s retirement date was $1,407,671. In addition, the agreement provided for a bonus of $302,827 paid upon Mr. Heidtbrink’s retirement.
Perquisites and Generally Available Employee Benefits
Our NEOs are eligible to receive minimal perquisites provided by or paid for by the Company. These perquisites are generally consistent with those offered to executives at comparable organizations with which the Company competes for executive talent and are important for retention and recruitment. The NEOs are also eligible for employment benefits that are generally available to all employees, such as vacation and medical and life insurance.
As shown in the Summary Compensation Table on page 26, all NEOs are eligible for participation in comprehensive financial planning services and executive health physicals. On occasion, the Company may also provide for spousal travel and accommodations when accompanying the executive on out-of-town trips. The Company withholds income taxes on the amounts as required.
Committee Consideration of Compensation Program Risk
At the request of the Committee, an analysis of the risks associated with the Company’s compensation programs, including those for executive officers, was performed by management, including the participation of the Vice President-Risk Management and Controller. The conclusions of this analysis, with which the Committee concurred, were that the risks associated with the Company’s compensation programs are not likely to have a material adverse effect on the Company and instead encourage overall balanced performance that supports sustainable shareholder value. Among the items the Committee considered were:

•	The annual incentive plans for all employees (including officers) contain a diverse array of measures that focus on the fundamental aspects of our business.

•	The performance measures for all incentive compensation programs are directly tied to the Company’s annual and long-term financial results and/or business plans.

•	The maximum amount payable to officer employees under our AIP ranges from approximately 40 percent at the lowest level to 200 percent of base salary for the NEOs.

•	The officer compensation program design provides a balanced mix of cash and equity, annual and long-term incentives and diverse performance objectives.

•	The Company currently does not grant stock options.

•	The Company (for non-officers) and the Committee (for officers) have downward discretion over both cash and equity incentive program payouts.

•	The Company has “clawback” provisions for its officer annual incentive compensation and LTIP performance share awards.

•	Officers are subject to share ownership and retention guidelines.

•
The Board oversees the Company’s enterprise risk management and mitigation programs, including the possible impacts of variables on the earnings and credit position of the Company, which are important aspects of the Company’s incentive compensation plans.

•
The officers’ AIP and LTIP performance share grants have a “stretch” performance level to flatten the steepness of the performance payout curve and further reinforce the appropriate behavioral incentives.

•	Under the LTIP, any payout is capped at target or 100 percent, if TSR performance is negative even if a greater award is prescribed by the performance share objectives.

Tax and Accounting Implications
For the year ended December 31, 2017, Section 162(m) of the Internal Revenue Code generally disallowed deduction of compensation in excess of $1,000,000 paid to certain covered officers including the principal executive officer and our next three highest paid executive officers, other than our principal financial officer. For 2017, the Section 162(m) limitation did not apply to performance-based compensation, provided certain conditions were met. Although the Committee considers tax deductibility in making compensation decisions, the Committee does not believe that compensation decisions should be determined solely by how much compensation is deductible for federal income tax purposes. As a result, the Committee retains the discretion to authorize payments that may not be deductible if it believes that they are in the best interests of the Company and its shareholders.
For 2018 and subsequent years, covered officers include the principal executive officer, principal financial officer, and next three highest paid NEOs. Compensation paid in 2018 and later years will generally be subject to the deduction limits of Section 162(m), without an exception for performance-based compensation. This includes annual and long-term incentive awards paid and equity awards granted in 2018 and later years.
COMPENSATION COMMITTEE REPORT
The Compensation and Development Committee of the Board reviewed and discussed with management the Compensation Discussion and Analysis contained in this Item 11 and, based on these reviews and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Compensation and Development Committee
John J. Sherman, Chair Randall C. Ferguson, Jr. Gary D. Forsee Scott D. Grimes Sandra J. Price

EXECUTIVE COMPENSATION
The following table shows all compensation paid to, awarded to and earned by our NEOs for services rendered in all capacities to Great Plains Energy, our two public utility subsidiaries, KCP&L and GMO, and all other Great Plains Energy subsidiaries. Unless otherwise indicated, the listed individuals held the same position at Great Plains Energy, KCP&L and GMO.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards(1) ($)		Non-Equity Incentive Plan Compensation(2) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)		Total ($)
Mr. Bassham Chairman, President and Chief Executive Officer	2017	880,000		—	2,514,510		1,082,400	568,773	141,637		5,187,320
	2016	800,000		—	2,283,294		1,144,000	352,896	92,192		4,672,382
	2015	685,000		250,000	1,724,694		95,900	204,840	93,024		3,053,458
Mr. Bryant Senior Vice President - Finance and Strategy and Chief Financial Officer	2017	462,000		—	733,424		646,800	243,355	34,910		2,120,489
	2016	402,000		—	509,985		344,916	125,999	40,152		1,423,052
	2015	316,957	(5)	78,000	641,599		21,411	32,510	48,914		1,139,391
Ms. Humphrey Senior Vice President- Corporate Services and General Counsel	2017	413,000		—	524,521		495,600	187,725	63,191		1,684,037
	2016	393,000		—	498,561		337,194	108,233	55,022		1,392,010
	2015	357,000		75,000	399,514		24,990	40,432	41,741		938,677
Ms. Wright Vice President-Corporate Planning, Investor Relations and Treasurer	2017	311,000		—	246,901		248,800	212,798	28,111		1,047,610
	2016	296,000		—	234,700		169,312	136,248	47,317		883,577
Mr. Caisley Vice President-Marketing and Public Affairs	2017	300,000		—	238,152		300,000	109,514	28,180		975,846
Mr. Heidtbrink Former Executive Vice President and Chief Operating Officer- KCP&L and GMO	2017	570,000		—	1,055,650	(6)	—	191,296	325,861	(7)	2,142,807
	2016	543,000		—	1,004,512		543,543	242,752	53,553		2,387,360
	2015	503,000		226,000	820,864		49,294	107,944	54,816		1,761,918

(1)
The amounts shown in this column are the aggregate grant date fair values of restricted stock and performance shares granted under our LTIP during each year, computed in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. See note 10 to the consolidated financial statements included in the Original Filing for a discussion of the relevant assumptions used in calculating these amounts. The amounts shown exclude the effect of estimated forfeitures, as required by SEC rules.

The amounts shown in this column reflect the value at the grant date of performance share awards based upon achieving the target level of performance, which was considered the probable outcome as of the grant date. The payout of performance share awards can range from 0 percent to 200 percent of the target amount, depending upon performance. The following table shows the aggregate grant date fair value of performance shares for each year for both target and maximum levels of performance.

	Grant date fair value of 2015 performance share awards ($)		Grant date fair value of 2016 performance share awards ($)		Grant date fair value of 2017 performance share awards ($)
Name	Target	Maximum	Target	Maximum	Target	Maximum
Mr. Bassham	1,265,628	2,531,256	1,746,804	3,493,608	1,926,866	3,853,732
Mr. Bryant	251,801	503,602	390,144	780,288	562,024	1,124,048
Ms. Humphrey	293,171	586,342	381,412	762,824	401,941	803,882
Ms. Wright	147,319	294,638	179,540	359,080	189,186	378,372
Mr. Caisley	142,700	285,400	173,477	346,954	182,496	364,992
Mr. Heidtbrink	602,366	1,204,732	768,477	1,536,954	808,946	1,617,892
For further information on these awards, see the Grants of Plan-Based Awards table on page 28 and Outstanding Equity Awards at Fiscal Year-End table on page 29.
(2)    The amounts shown in this column are cash awards earned under our AIP.
(3)    The amounts shown in this column include the aggregate of the increase in actuarial values of each of the officer’s benefits under our pension plan, SERP and the above-market earnings on compensation that is deferred on a non-tax qualified basis. Following are the amounts of these items attributable to each NEO for 2017:

	Change in Pension Value ($)	Change in SERP ($)	Above-Market Earnings on Deferred Compensation ($)
Mr. Bassham	107,234	408,194	53,345
Mr. Bryant	94,989	148,366	—
Ms. Humphrey	87,764	86,184	13,777
Ms. Wright	133,942	76,319	2,537
Mr. Caisley	77,496	32,018	—
Mr. Heidtbrink	191,296	—	—
(4)    These amounts include the value of perquisites and personal benefits that are not available on a non-discriminatory basis to all employees, as well as other compensation items discussed in this footnote. The amounts in this column consist of, as applicable for each NEO: (A) employer match of employee contributions to our 401(k) plan; (B) employer match of compensation deferred under our DCP (see an explanation of this item beginning on page 35); (C) executive financial planning services; (D) parking; (E) executive health physicals and (F) separation bonus paid upon retirement. All amounts shown are in dollars.

Name	(A)	(B)	(C)	(D)	(E)	(F)	Total
Mr. Bassham	16,200	105,240	17,127	1,260	1,810	—	141,637
Mr. Bryant	16,200	—	17,450	1,260	—	—	34,910
Ms. Humphrey	16,200	28,812	14,575	1,260	2,344	—	63,191
Ms. Wright	16,200	—	10,651	1,260	—	—	28,111
Mr. Caisley	16,200	—	10,720	1,260	—	—	28,180
Mr. Heidtbrink	5,498	—	17,011	525	—	302,827	325,861

(5)
On September 2, 2015, Mr. Bryant became our Senior Vice President-Finance and Strategy and Chief Financial Officer. Effective with his appointment, Mr. Bryant’s salary was increased to $390,000 on a prorated basis.

(6)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink forfeited his 2017 annual incentive award and all his restricted stock and performance share awards granted in 2017. The original grant amounts are reflected above. The terms of the agreement are more fully described under Other Agreements on page 23.

(7)	In addition, Mr. Heidtbrink’s retirement agreement provided for a bonus of $302,827; the bonus was paid at his retirement that was effective May 1, 2017.

The following table provides additional information with respect to awards under both the non-equity and equity incentive plans. We have omitted from the table the columns titled “All Other Option Awards: Number of Securities Underlying Options” and “Exercise or Base Price of Option Awards,” because no options were granted in 2017.
GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Mr. Bassham	February 14, 2017(1)	440,000	880,000	1,760,000
	March 1, 2017(2)				30,820	61,640	123,280		1,926,866
	March 1, 2017(3)							20,547	587,644
Mr. Bryant	February 14, 2017(1)	161,700	323,400	646,800
	March 1, 2017(2)				8,990	17,979	35,958		562,024
	March 1, 2017(3)							5,993	171,400
Ms. Humphrey	February 14, 2017(1)	123,900	247,800	495,600
	March 1, 2017(2)				6,429	12,858	25,716		401,941
	March 1, 2017(3)							4,286	122,580
Ms. Wright	February 14, 2017(1)	62,200	124,400	248,800
	March 1, 2017(2)				3,026	6,052	12,104		189,186
	March 1, 2017(3)							2,018	57,715
Mr. Caisley	February 14, 2017(1)	75,000	150,000	300,000
	March 1, 2017(2)				2,919	5,838	11,676		182,496
	March 1, 2017(3)							1,946	55,656
Mr. Heidtbrink	February 14, 2017(1)(4)	66,500	133,000	266,000
	March 1, 2017(2)(4)				12,939	25,878	51,756		808,946
	March 1, 2017(3)(4)							8,626	246,704

(1)
Reflects the payments under our 2017 AIP, measured at the grant date. The actual amounts earned in 2017 are reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table on page 26.

(2)
Consists of performance share awards under our LTIP for the 2017-2019 performance period that vest on March 2, 2020. Performance shares are payable in common stock, cash, or a combination of common stock and cash after the end of the performance period. Actual payments depend on the three-year TSR compared to the EEI Index. The awards can range from 0 percent to 200 percent of the target amount. Dividend equivalents will be paid in cash after the end of the period on the number of shares earned. The grant date fair value, calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), is $31.26 per share and reflects the target number of shares.

(3)
Consists of time-based restricted stock awards under the LTIP that vest on March 2, 2020. The grant date fair value, calculated in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), is $28.60 per share.

(4)
Mr. Heidtbrink retired from the Company effective May 1, 2017. Pursuant to the terms of a retirement agreement with the Company, Mr. Heidtbrink forfeited his 2017 annual incentive award and his restricted stock and performance share awards granted in 2017. The original amounts are reflected above. The terms of the agreement are more fully described under Other Agreements on page 23.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides information regarding the outstanding equity awards held by each of the NEOs as of December 31, 2017. There are no outstanding options.

		Stock Awards
Name(1)		Number of Shares of Stock That Have Not Vested (#)(2)(3)	Market Value of Shares of Stock That Have Not Vested ($)(3)(4)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)(4)(5)
	Mr. Bassham	112,887	3,639,477	117,253	3,780,237
	Mr. Bryant	29,727	958,398	30,400	980,096
	Ms. Humphrey	25,400	818,896	25,001	806,032
	Ms. Wright	12,487	402,581	11,768	379,400
	Mr. Caisley	12,081	389,491	11,361	366,279

(1)
On May 1, 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for the forfeiture of restricted stock and performance share awards granted in 2017 to Mr. Heidtbrink, and the vesting of all restricted stock grants and the vesting of prorated performance share awards granted prior to 2017. The original grant amounts are reflected above. The terms of the agreement are more fully described under Other Agreements on page 23.

(2)	Includes reinvested dividends on restricted stock that carry the same restrictions.

(3)
Reflects the time-based restricted stock grants that were not vested as of December 31, 2017. The following table provides the grant and vesting dates and number of unvested shares (including reinvested dividend shares) for each of the outstanding grants as of December 31, 2017. Also included are the 2015-2017 performance share awards, which, as of December 31, 2017, were earned, but had not yet vested.

Name		Grant Date	Vesting Date	Number of Shares That Have Not Vested
	Mr. Bassham	March 2, 2015(a)	March 2, 2018	52,603
		March 2, 2015	March 2, 2018	19,411
		March 1, 2016	March 1, 2019	19,772
		March 1, 2017	March 2, 2020	21,101
	Mr. Bryant	March 2, 2015(a)	March 2, 2018	5,995
		March 2, 2015	March 2, 2018	2,213
		September 2, 2015(a)	March 2, 2018	4,789
		September 2, 2015	March 2, 2018	1,734
		September 2, 2015	March 2, 2018	4,424
		March 1, 2016	March 1, 2019	4,417
		March 1, 2017	March 2, 2020	6,155
	Ms. Humphrey	March 2, 2015(a)	March 2, 2018	12,185
		March 2, 2015	March 2, 2018	4,496
		March 1, 2016	March 1, 2019	4,317
		March 1, 2017	March 2, 2020	4,402
	Ms. Wright	March 2, 2015(a)	March 2, 2018	6,123
		March 2, 2015	March 2, 2018	2,259
		March 1, 2016	March 1, 2019	2,033
		March 1, 2017	March 2, 2020	2,072
	Mr. Caisley	March 2, 2015(a)	March 2, 2018	5,931
		March 2, 2015	March 2, 2018	2,188
		March 1, 2016	March 1, 2019	1,964
		March 1, 2017	March 2, 2020	1,998

(a)	Represents the 2015-2017 performance share awards, which as of December 31, 2017, were earned but not yet vested.
(b)
On May 1, 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for the forfeiture of restricted stock and performance share awards granted in 2017 to Mr. Heidtbrink, and the vesting of all other restricted stock grants and the vesting of prorated performance share awards granted prior to 2017. The original grant amounts are reflected above. The terms of the agreement are more fully described under Other Agreements on page 23.

(4)    The value of the shares is calculated by multiplying the number of shares by the closing market price ($32.24) as of December 29, 2017.

(5)
Reflects the performance share awards, at target, that were outstanding as of December 31, 2017. The value of the shares is calculated by multiplying the number of shares by the closing market price ($32.24) on December 29, 2017. The following table provides, by performance period for each NEO, the target number of performance shares for each of the outstanding grants as of December 31, 2017.

Name(a)		Performance Period	Number of Shares(b)
	Mr. Bassham	2016-2018	55,613
		2017-2019	61,640
	Mr. Bryant	2016-2018	12,421
		2017-2019	17,979
	Ms. Humphrey	2016-2018	12,143
		2017-2019	12,858
	Ms. Wright	2016-2018	5,716
		2017-2019	6,052
	Mr. Caisley	2016-2018	5,523
		2017-2019	5,838

(a)
On May 1, 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for the forfeiture of performance share awards granted in 2017 to Mr. Heidtbrink, and the vesting of prorated performance share awards granted prior to 2017. The original grant amounts are reflected above. The terms of the agreement are more fully described under Other Agreements on page 23.

(b)	The number of shares actually earned for each applicable performance period is determined shortly following the end of the performance period based on achievement of the performance objectives.

OPTION EXERCISES AND STOCK VESTED
The following table provides information regarding the vesting of stock awards held by each of the NEOs during 2017. We have omitted the “Option Awards” columns from the following table, because our NEOs do not have options.

Name		Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(1)
	Mr. Bassham	79,140	2,457,621
	Mr. Bryant	15,139	465,350
	Ms. Humphrey	19,077	591,312
	Ms. Wright	8,230	257,526
	Mr. Caisley	8,052	251,951
	Mr. Heidtbrink	88,657	2,662,311

(1)
Awards of time-based restricted stock, plus reinvested dividends, vested on March 3, 2017 and September 5, 2017. Shares earned on reinvested dividends on time-based restricted stock that had previously vested, vested on March 20, 2017 and September 20, 2017. Common stock was paid on March 3, 2017, on performance shares earned for the 2014-2016 performance period. The following table provides detail for each of these vesting and payment events.

		Vesting or Payment Date	Restricted Stock Vesting	Reinvested Dividends Vesting	Stock Paid on Performance Shares	Value on Vesting or Payment Date(a)($)
	Mr. Bassham	March 3, 2017	17,204	1,837		554,284
		March 3, 2017			51,610	1,656,939
		March 15, 2017	7,998	230		238,941
		March 20, 2017		261		7,457
	Mr. Bryant	March 3, 2017	1,982	212		63,867
		March 3, 2017			5,944	190,832
		March 15, 2017	2,496	72		74,575
		March 20, 2017		46		1,314
		September 5, 2017	4,074	274		133,571
		September 20, 2017		39		1,191
	Ms. Humphrey	March 3, 2017	4,028	430		129,772
		March 3, 2017			12,083	387,925
		March 15, 2017	2,400	69		71,700
		March 20, 2017		67		1,915
	Ms. Wright	March 3, 2017	2,000	212		64,392
		March 3, 2017			5,997	192,534
		March 20, 2017		21		600
	Mr. Caisley	March 3, 2017	1,956	209		63,023
		March 3, 2017			5,866	188,328
		March 20, 2017		21		600
	Mr. Heidtbrink(b)	March 3, 2017	8,104	865		261,088
		March 3, 2017			24,310	780,472
		March 15, 2017	7,230	208		216,000
		March 20, 2017		157		4,485
		May 9, 2017	16,502	965		489,950
		May 9, 2017			30,316	910,316

(a)
Value is based on the closing stock price on the day of vesting or payment. At the time of payment, dividend equivalents were paid in cash to Mr. Bassham ($154,572), Mr. Bryant ($17,802), Ms. Humphrey ($36,189), Ms. Wright ($17,961), Mr. Caisley ($17,569), and Mr. Heidtbrink ($132,760). The following table provides the applicable stock price.

	Vesting or Payment Date	Stock Price ($)
	March 3, 2017	29.11
	March 15, 2017	29.04
	March 20, 2017	28.57
	May 9, 2017	28.05
	September 5, 2017	30.72
	September 20, 2017	30.55

(b)
On May 1, 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for the forfeiture of restricted stock and performance share grants made in 2017 to Mr. Heidtbrink, the vesting of all other restricted stock grants and vesting of prorated performance share awards granted prior to 2017. The terms of the agreement are more fully described under Other Agreements on page 23.

PENSION BENEFITS
In the following table, the present value of the accumulated benefits under the Pension Plan and SERP with respect to each of the NEOs is based on the following assumptions: retirement at the later of the age of such officer as of December 31, 2017, or age 62 (for Old Retirement Plan participants, the earlier of age 62 or when the sum of age and years of service equal 85); full vesting of accumulated benefits; a discount rate of 3.70 percent for the Pension Plan and 3.80 percent for the SERP; and use of the Pension Protection Act mortality and lump sum interest rate tables.

Name		Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
	Mr. Bassham	Management Pension Plan	12.5	533,299	—
		Supplemental Executive Retirement Plan	12.0	1,355,327	—
	Mr. Bryant	Management Pension Plan	14.0	357,198	—
		Supplemental Executive Retirement Plan	14.0	300,656	—
	Ms. Humphrey	Management Pension Plan	10.9	337,721	—
		Supplemental Executive Retirement Plan	10.4	258,894	—
	Ms. Wright	Management Pension Plan	16.2	654,996	—
		Supplemental Executive Retirement Plan	16.2	265,527	—
	Mr. Caisley	Management Pension Plan	10.2	277,171	—
		Supplemental Executive Retirement Plan	10.2	100,833	—
	Mr. Heidtbrink(1)	Management Pension Plan	9.0	1,182,489	—
		Supplemental Executive Retirement Plan	9.0	—	556,208

(1)
Mr. Heidtbrink was a GMO employee prior to its acquisition by Great Plains Energy in 2008. Mr. Heidtbrink ceased accruing benefits under the GMO pension plan as of the acquisition date, and started accruing benefits under the Pension Plan and SERP. The years of credited service shown for him reflect service under these latter plans; however, the present value of accumulated benefits shown for the management pension plan reflects both his frozen GMO pension plan benefit and his Pension Plan benefit. Mr. Heidtbrink retired from the Company effective May 1, 2017, and is no longer eligible for benefits under the SERP.

Our NEOs participate in the Pension Plan and the SERP. In 2007, our non-union employees were given a one-time election to remain under the existing terms of the Pension Plan (the “Old Retirement Plan”), or to elect a new retirement program (the “Current Retirement Plan”) that included a slightly reduced benefit accrual formula under the Pension Plan (as well as a correspondingly reduced benefit accrual formula under the SERP for employees who participate in the SERP). Messrs. Bassham, Bryant and Caisley and Mses. Humphrey and Wright elected the Current Retirement Plan. Mr. Heidtbrink joined the Company subsequent to 2007, and was automatically enrolled in the Current Retirement Plan. We note the differences between the Old Retirement Plan and the Current Retirement Plan below.
Pension Plan
The Pension Plan is a funded, tax-qualified, noncontributory defined benefit pension plan for non-union employees hired or rehired on or before December 31, 2013. Benefits under the Pension Plan are based on the employee’s years of service and the average annual base salary over a specified period. Employees who elected to remain in the Old Retirement Plan and retire after they reach 65, or whose age and years of service at or after age 52 add up to 85 (the “Rule of 85”), are entitled under the Pension Plan to a total monthly annuity for the rest of their life (a “single life” annuity) equal to 50 percent of their average base monthly salary for the period of 36 consecutive months in which their earnings were highest. This reflects an accrual rate of 1.67 percent per year, capped at 30 years of service. The 50 percent single life annuity will be proportionately reduced if years of credited service are less than 30. Employees may also elect to retire and receive an unreduced benefit at age 62 with at least 5 years of credited service, in which case the benefit is based on their average base monthly salary for the period of 48 consecutive months in which their earnings were highest. Employees may also elect early retirement benefits if they retire between the ages of 55 and 62; in such a case the benefit is reduced by three percent for each year that commencement precedes age 62. Employees may elect other annuity options, such as joint and survivor annuities or annuities with payments guaranteed for a period of time. The present value of each annuity option is the same; however, the monthly amounts payable under these options are less than the amount payable under the single life annuity option. Employees also may elect to receive their retirement benefits in a lump sum equal to the actuarial equivalent of a single life pension under the Pension Plan.
Employees, such as Messrs. Bassham, Bryant and Caisley and Mses. Humphrey and Wright, who elected the Current Retirement Plan, retained the benefit they accrued as of December 31, 2007, under the old formula with the old early retirement reductions. Mr. Heidtbrink has benefits only under the Current Retirement Plan. Participants in the Current Retirement Plan earn a benefit equal to 1.25 percent of their final average base earnings (averaged over 48 consecutive months), multiplied by the years of credited service earned after 2007. There is no cap on the years of credited service that can be earned. Employees under the Current Retirement Plan may begin receiving their retirement benefit at age 55, but with a five percent per year reduction for each year before age 62. There is no Rule of 85 for post-2007 accrued benefits; however, participants may receive post-2007 accrued benefits (subject to the five percent per year reduction if they retire at or after age 55 and before age 62) when they start receiving pre-2008 accrued benefits. Participants in the Current Retirement Plan may receive only their pre-2008 accrued benefits in a lump sum; post-2007 benefits must be taken in the form of one of the annuities described in the preceding paragraph.
SERP
The SERP is unfunded and provides out of general assets an amount substantially equal to the difference between the amount that would have been payable under the Pension Plan in the absence of tax laws limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan. For participants under the Old Retirement Plan, it adds an additional one-third percent of highest average annual base salary for each year of credited service when the executive was eligible for supplemental benefits, up to a maximum of 30 years, and also makes up the difference (if any) between using a 36-month earnings averaging period and the averaging period used for the participant’s benefits under the Pension Plan. Participants under the Current Retirement Plan receive this same benefit; however, there is no cap on the years of credited service for benefits accrued after 2007. Participants may elect the timing of the receipt of their benefits, as well as the form of their benefits (a lump sum payment or a variety of annuity options, all of which have the same present value). All of our NEOs have elected to receive their benefits in a lump sum upon separation from service. For participants, such as our NEOs, who are “specified employees” under Internal Revenue Code Section 409A and who elect payment on separation of service, payment of benefits accrued prior to 2005 will be made, or commence, when they separate from service; payment of benefits accrued after 2004 will be made, or commence, on the first business day of the seventh calendar month following their separation from service.

NONQUALIFIED DEFERRED COMPENSATION

Name		Executive Contribution in Last FY(1) ($)	Registrant Contributions in Last FY(2) ($)	Aggregate Earnings in Last FY(3) ($)	Aggregate withdrawals/ distributions ($)	Aggregate Balance at Last FYE(4) ($)
	Mr. Bassham	150,000	105,240	82,047	—	1,276,632
	Mr. Bryant	—	—	—	—	—
	Ms. Humphrey	109,032	28,812	21,198	(70,913)	403,967
	Mr. Wright	6,000	—	3,901	—	59,380
	Mr. Caisley	—	—	—	—	—
	Mr. Heidtbrink	—	—	—	—	—

(1)
The entire amount shown for each NEO is included in the 2017 salary and non-equity incentive plan compensation information shown for such person in the Summary Compensation Table on page 26. To provide consistency with the Summary Compensation Table, this table shows deferrals of compensation earned in 2017 (whether paid in 2017 or 2018). The amounts of 2017 salary deferred are: Mr. Bassham, $150,000; Ms. Humphrey, $49,560 and Ms. Wright, $3,000. The amounts of 2017 deferred non-equity incentive award compensation are: Ms. Humphrey $59,472; and Ms. Wright, $3,000.

(2)	The entire amount shown in this column for each NEO is included in the amount shown for each NEO in the “All Other Compensation” column in the Summary Compensation Table.
(3)	Only the above-market earnings are reported in the Summary Compensation Table. The above-market earnings were: Mr. Bassham, $53,345; Ms. Humphrey, $13,777; and Ms. Wright, $2,537.
(4)
The following amounts reported in this column were reported as compensation to the NEOs in the Summary Compensation Tables for previous years: Mr. Bassham, $174,165 (2016) and $113,595 (2015); Ms. Humphrey, $107,079 (2016) and $66,310 (2015); and Ms. Wright, $8,099 (2016).

Our DCP is a nonqualified and unfunded plan. It allows officers, including our NEOs, to defer the receipt of compensation. The DCP provides for a matching contribution in an amount equal to 50 percent of the first 6 percent of the base salary deferred by Old Retirement Plan participants, reduced by the amount of the matching contribution made for the year to the participant’s account under our 401(k) Plan, as described in the section titled “Compensation Discussion and Analysis” starting on page 5. For Current Retirement Plan participants, the DCP provides for a matching contribution in an amount equal to 100 percent of the first 6 percent of the base salary, bonus and incentive pay deferred, reduced by the amount of the matching contribution made for the year to the participant’s account under the 401(k) Plan. An earnings rate is applied to the deferral amounts. This rate is determined annually by the Committee and is based on the Company’s weighted average cost of capital. The rate was set at 7.5 percent for 2017. Interest is compounded monthly on deferred amounts. Participants may elect prior to rendering services for which the compensation relates when deferred amounts are to be paid to them: either at a specified date or upon separation from service. For participants, such as our NEOs, who are “specified employees” under Internal Revenue Code Section 409A and who elect payment on separation of service, payment will be made, or commence, on the first business day of the seventh calendar month following their separation from service.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
Our NEOs are eligible to receive payments in connection with termination of their employment, as explained in this section.
Payments under Change in Control Severance Agreements
We have Change in Control Severance Agreements (“Change in Control Agreements”) with each of our NEOs, specifying the benefits payable in the event their employment is terminated within two years of a “Change in Control” or within a “protected period.” Generally, a “Change in Control” occurs if:

•	any person (as defined by SEC regulations) becomes the beneficial owner of at least 35 percent of our outstanding shares of common stock or of the combined voting power of our outstanding securities;

•	a change occurs in the majority of our Board;

•	a merger, consolidation, reorganization or similar transaction is consummated (unless our shareholders continue to hold at least 60 percent of the voting power of the surviving entity); or

•
a complete liquidation, complete dissolution or an agreement for the sale or disposition of substantially all of our assets occurs or is approved by our shareholders (unless our shareholders continue to hold at least 60 percent of the voting power after such disposition or sale).

A “protected period” starts when:

•	we enter into an agreement that, if consummated, would result in a Change in Control;

•	we, or another person, publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control;

•	any person (as defined by SEC regulations) becomes the beneficial owner of 10 percent or more of our outstanding voting securities; or

•	our Board, or our shareholders, adopt a resolution approving any of the foregoing matters or approving a Change in Control.
The protected period ends when the Change in Control transaction is consummated, abandoned or terminated.
The Company believes that the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of our executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. We believe these change in control arrangements effectively create incentives for our executive team to build shareholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to otherwise vest in equity awards which are a significant component of each executive’s compensation. These agreements are designed to encourage our NEOs to remain employed with the Company during an important time when their prospects for continued employment following the transaction could be uncertain. Because we believe that a termination by the executive for good reason may be conceptually the same as a termination by the Company without cause, and because we believe that in the context of a change in control, potential acquirers would otherwise have an incentive to constructively terminate the executive’s employment to avoid paying severance, we believe it is appropriate to provide severance benefits in these circumstances.
Our change in control arrangements are “double trigger,” meaning that acceleration of vesting is not awarded upon a change in control, unless the NEO’s employment is terminated by the Company involuntarily, other than for “Cause” or by such NEO for “Good Reason” (each of which are generally explained below) within two years of a Change in Control or protected period. We believe this structure provides a balance between the incentives and the executive hiring and retention considerations described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change in control transaction. We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive team and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn the remainder of their equity awards.

The benefits under the Change in Control Agreements depend on the circumstances of termination. The benefits are greater if the employee is not terminated for “Cause,” or if the employee terminates employment for “Good Reason.” “Cause” includes:

•	a material misappropriation of any funds, confidential information or property;

•	the conviction of, or the entering of, a guilty plea or plea of no contest with respect to a felony (or equivalent);

•	willful damage, willful misrepresentation, willful dishonesty or other willful conduct that can reasonably be expected to have a material adverse effect on the Company; or

•	gross negligence or willful misconduct in performance of the employee’s duties (after written notice and a reasonable period to remedy the occurrence).
An employee has “Good Reason” to terminate employment if:

•
there is any material and adverse reduction or diminution in position, authority, duties or responsibilities below the level provided at any time during the 90-day period before the “protected period”;

•	there is any reduction in annual base salary after the start of the “protected period” (unless such reduction is in connection with a company-wide reduction);

•	there is any reduction in benefits below the level provided at any time during the 90-day period prior to the “protected period”;

•	the employee is required to be based at any office or location that is more than 70 miles from where the employee was based immediately before the start of the “protected period”; or

•	the Company fails to require any successor to all or substantially all of the Company’s business or assets to assume expressly and agree to perform under the Change in Control Agreements.
Our Change in Control Agreements also have covenants prohibiting the disclosure of confidential information and preventing the employee from participating or engaging in any business that, during the employee’s employment, and six months after, is in direct competition with the business of the Company or its affiliates within the United States (without prior written consent which, in the case of termination, will not be unreasonably withheld).
Change in Control with Termination of Employment
The following table sets forth our payment obligations under the Change in Control Agreements, existing awards of restricted stock and performance shares, SERP and DCP under the circumstances specified upon a termination of employment for our NEOs. The amounts shown in the table are based on the following assumptions: (i) that the termination took place on December 31, 2017 and (ii) that the NEO was paid for all salary earned through the date of termination. Please refer to the “Pension Benefits” section for information regarding benefits available under the Pension Plan.

Benefit	Mr. Bassham ($)	Mr. Bryant ($)	Ms. Humphrey ($)	Ms. Wright ($)	Mr. Caisley ($)
Two Times Salary(1)	1,760,000	924,000	826,000	622,000	600,000
Two Times Bonus(2)	1,148,000	260,424	340,154	212,934	203,440
Annual Bonus(3)	1,082,400	646,800	495,600	248,800	300,000
DCP payment(4)	1,324,191	—	258,280	61,547	—
SERP payment(5)	1,360,632	194,089	177,476	233,204	65,912
Additional Retirement Benefits(6)	622,222	439,256	390,426	249,687	310,399
Performance Share Awards Vesting(7)	5,830,450	1,408,487	1,277,784	615,172	594,601
Restricted Stock Vesting(8)	1,943,544	610,714	426,068	205,195	198,292
Health and Welfare(9)	59,007	57,874	43,628	49,200	49,171
Accrued Vacation Payout	67,692	35,538	31,769	23,923	23,077
Tax Gross-Up(10)	3,399,908	1,338,341	1,091,287	—	660,527
Total	18,598,046	5,915,523	5,358,472	2,521,662	3,005,419

(1)	The NEOs receive two times their highest annual base salary, during the twelve-month period prior to the date of termination.

(2)	The NEOs receive two times their average annualized annual incentive compensation awards.

(3)
The Change in Control Agreements provide for a bonus at least equal to the average annualized incentive awards paid to the NEO during the last five fiscal years of the Company (or the number of years the NEO worked for the Company) immediately before the fiscal year in which the Change in Control occurs, prorated for the number of days employed in the year in which the Change in Control occurred. As the NEOs would have been eligible to receive the full amount of the 2017 AIP payments, which the annual bonus payment equals the 2017 annual incentive plan payments.

(4)
Because the NEOs are “specified employees” under Internal Revenue Code Section 409A, payments triggered by a separation from service are delayed to the first business day of the seventh month after the month in which separation from service occurs. Thus, the amounts shown for them reflect their DCP account balances as of December 31, 2017, plus interest on the balances to the July 1, 2018 payment date for those portions to be paid as of the date of separation from service. Messrs. Bryant and Caisley had no deferred compensation as of December 31, 2017.

(5)
All of our NEOs included in this table have elected to have their SERP benefits paid in a lump sum upon separation from service. The amounts shown on this line reflect the benefits payable under the SERP as of a July 1, 2018 payment date, reflecting the required Section 409A delay; the additional benefit arising from additional years of service credited upon a Change in Control is provided on the next line.

(6)
The amounts reflect the present value of the benefit arising from additional years of service credited upon a Change in Control. The NEOs are credited for two additional years of service. These benefits are paid through our SERP.

(7)
In the event of a “change in control” (which is consistent with the definition of a Change in Control in the Change in Control Agreements) and termination of employment without Cause or for Good Reason, our LTIP provides that all performance share grants are deemed to have been fully earned. The amounts shown for each person reflect the aggregate target number of performance shares, valued at the $32.24 closing price of our stock on December 29, 2017, plus accrued cash dividends.

(8)
In the event of a Change in Control and termination of employment without Cause or for Good Reason, our LTIP provides that all restrictions on restricted stock grants are removed. The amounts shown for each person reflect the aggregate number of restricted stock grants outstanding as of December 31, 2017, plus reinvested dividends carrying the same restrictions, valued at the $32.24 closing price of our stock on December 29, 2017.

(9)
The amounts include medical, accident, disability and life insurance for two years following termination and are estimated based on our current premiums for medical coverage and indicative premiums for private insurance coverage for the individuals, as well as $16,920 payable for financial services for one year for Messrs. Bassham, Bryant and Ms. Humphrey and $10,745 for Ms.Wright and Mr. Caisley.

(10)
Because these officers’ Change in Control Agreements were entered into before August 2013, they provide for an additional payment to cover excise taxes imposed by Section 4999 of the Internal Revenue Code (“Section 280G gross-up payments”). We have calculated these payments based on the estimated payments discussed above. In calculating these payments, we did not make any reductions for the value of reasonable compensation for pre-Change in Control period and post-Change in Control period service, such as the value attributed to non-compete provisions. In the event that payments are due under Change in Control Agreements, we would perform evaluations to determine the reductions attributable to these services.

Retirement
Upon retirement, each NEO would receive a lump sum cash payment of all earned and unpaid salary, accrued but unused vacation, and the SERP and DCP benefits discussed above, among other benefits. Please refer to the “Pension Benefits” section starting on page 33 for information regarding benefits available under the Pension Plan.
Performance share and restricted stock awards are forfeited upon retirement, unless the Board took other action in its sole discretion. Retirees are eligible for a prorated portion of AIP awards. There would have been no proration for a December 31, 2017 retirement, and the amounts of the 2017 awards are set out in the column titled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table on page 26.
Death or Disability
In the event of death or disability, the NEO or their beneficiary would receive a lump sum cash payment of all accrued and unpaid salary, vacation and benefits, and the SERP and DCP benefits discussed above. Please refer to the “Pension Benefits” section starting on page 33 for information regarding benefits available under the Pension Plan. In addition, the outstanding performance share, restricted stock and AIP awards would have been payable as described in the “Retirement” section above. We also currently provide a survivor benefit to the beneficiaries of all active and retired employees, payable upon the employee’s death. The survivor benefit is $10,000 for active employees and $5,000 for retired employees.
Resignation or Termination
In the event of resignation or termination, the NEO would receive a lump sum cash payment of all accrued and unpaid salary, vacation and benefits, and the SERP and DCP benefits discussed above. Please refer to the “Pension Benefits” section for information regarding benefits available under the Pension Plan. The NEO would also be entitled to continue health insurance benefits, at his or her own cost, as mandated by COBRA, or to elect retiree medical coverage if eligible to do so. All outstanding equity and annual incentive awards would have terminated, unless the Board took other action in its sole discretion.
Retirement Agreement with Mr. Heidtbrink
On May 1, 2017, the Company entered into a retirement agreement with Mr. Heidtbrink in connection with his retirement from the Company. The agreement provided for the forfeiture of performance share awards granted in 2017 to Mr. Heidtbrink, and the vesting of prorated performance share awards granted prior to 2017.
Pay Ratio Disclosure
The annual total compensation of Mr. Bassham, the Chairman of the Board, President and CEO of Great Plains, KCP&L and GMO, for fiscal year 2017, as reported in the Summary Compensation Table included in this Form 10-K/A, was $5,187,320. The annual total compensation of the median employee, excluding our CEO, for fiscal year 2017 was $153,753. As a result, we estimate that the ratio of the annual total compensation of our CEO to the annual total compensation of the median employee for fiscal year 2017 was 34 to 1.
As of October 1, 2017, we had 2,732 employees and used “total cash compensation” as a consistently applied compensation measure for all employees, excluding our CEO. Total cash compensation for all employees, excluding our CEO, consisted of regular earnings, overtime, and additional cash payments, inclusive of incentives. We identified a group of employees who were paid within a +/- 5% range of the median total cash compensation. This group was reduced by using a +/- 5% range on median length of service, then further reduced by reviewing three years of W-2 income after which we identified the median employee. After identifying the median employee, we calculated annual total compensation for such employee using the methodology used for calculating the total compensation of our NEOs (including our CEO) as set forth in the Summary Compensation Table on page 26. The CEO pay ratio calculation was completed by comparing the annual total compensation of the CEO with the annual total compensation of the median employee.
DIRECTOR COMPENSATION
We compensate our non-employee directors as summarized below. Mr. Bassham is an officer of the Company and does not receive compensation for his service on the Board. Non-employee directors receive an annual retainer which is paid quarterly. For the first quarter of 2017, non-employee directors were paid $40,000, representing one-fourth of the $160,000 annual retainer. Of this retainer amount, $20,000 was paid in cash, and $20,000 was paid in common stock (valued on the grant date and rounded to the next highest whole share) through our LTIP. Beginning in the second quarter of 2017, after consultation with Mercer and review of benchmarking data, the cash retainer and equity components of the non-employee directors’ compensation were changed. For each of the second, third and fourth quarters, non-employee directors were paid $22,500 as a cash retainer and $22,500 as an equity retainer. Non-employee director compensation also included $1,500 for each Board and committee meeting attended in excess of six meetings per year and $1,500 for special finance committee meetings in excess of two meetings per year. Additional Board and committee meeting fees paid in 2017 were $12,000 for Mr. Grimes; $13,500 for Messrs. Ferguson, Hyde and Sherman; $15,000 for Ms. Murtlow and $16,500 for Mr. Forsee and Ms. Price. Consistent with 2016, the Lead Director received an additional annual cash fee of $20,000, and the annual fees to the Board’s Audit, Compensation and Development, and Governance committee chairs remained $12,500, $10,000 and $7,500, respectively. Under our Corporate Governance Guidelines, directors are expected to hold Company stock at a level of at least five times their annual cash retainer.
Directors may defer the receipt of all or part of the cash retainer or meeting fees through our non-qualified DCP or all or part of the equity retainer through issuance of Deferred Share Units (“DSU”) under the LTIP. Directors must make their deferral elections prior to the year in which such compensation would be paid. The number of DSUs granted is equal to the number of shares of common stock that otherwise would have been payable to the director. As of the date any dividend is paid to common stock shareholders, each DSU account is credited with additional DSUs equal to the number of shares of common stock that could have been purchased (at the closing price of our common stock on that date) with the amount which would have been paid as dividends on the number of shares equal to the number of DSUs. DSUs will be converted into an equal amount of shares of common stock on the first January 31 following the date the director’s service on the Board terminates or such other January 31 selected by the director. The number of whole shares of common stock will be distributed to the director, with any fractional share paid in cash.
We offer life and medical insurance coverage to only the current non-employee directors who were first appointed before May 1, 2006, and their families. The aggregate premium paid by us for this coverage in 2017 was $3,419. We pay or reimburse directors for travel, lodging and related expenses that they incur in attending Board and committee meetings. From time to time, we have also paid the expenses incurred by directors’ spouses in accompanying the directors to one Board meeting, and we may continue to do so in future years. We also match up to $10,000 per year of charitable donations made by each director to 501(c)(3) organizations that meet our strategic giving priorities and are located in our service territories. Additionally, in order to encourage ongoing development, we also reimburse directors for the payment of certain professional fees.

The following table outlines all compensation paid to our non-employee directors in 2017. We have omitted the columns titled “Option Awards” and “Non-Equity Incentive Plan Compensation” because our non-employee directors did not receive such compensation in 2017.
Director Compensation

Name		Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Nonqualified Deferred Compensation Earnings(3) ($)	All Other Compensation(4) ($)	Total ($)
	Dr. Bodde	101,000	87,554	139,332	10,076	337,962
	Mr. Ferguson	108,500	87,554	—	20,268	216,322
	Mr. Forsee	124,000	87,554	49,257	10,000	270,811
	Mr. Grimes	99,500	87,554	—	—	187,054
	Mr. Hyde	113,500	87,554	28,947	6,300	236,301
	Mr. Mitchell	42,500	42,530	15,245	10,076	110,351
	Ms. Murtlow	102,500	87,554	—	—	190,054
	Ms. Price	104,000	87,554	—	15,000	206,554
	Mr. Sherman	111,000	87,554	—	10,000	208,554

(1)
The amounts shown include quarterly cash retainers of $20,000 for all non-employee directors for each Board and committee meeting attended in the first quarter of 2017. Beginning in the second quarter of 2017, non-employee directors received a quarterly cash retainer of $22,500. Additional Board and committee fees were paid for meetings in excess of six board and six committee meetings annually. Cash fees were paid for Mr. Forsee ($20,000) as Lead Director, and Messrs. Hyde ($12,500), Sherman ($10,000) and Ferguson ($7,500) as Committee chairs. Mr. Mitchell retired effective May 2, 2017.

(2)
The amounts shown include quarterly equity retainers of $20,000 for the first quarter of 2017 and $22,500 for the second, third and fourth quarters of 2017. These equity retainers are the aggregate grant date fair values of Director Shares and DSUs granted during 2017 computed in accordance with the FASB ASC Topic 718. The DSUs are not subject to any service-based vesting conditions. As of December 31, 2017, the following directors held DSUs as follows: Dr. Bodde 26,949 DSUs; Mr. Ferguson 32,783 DSUs; Mr. Forsee 30,060 DSUs; Mr. Grimes 9,070 DSUs; Mr. Hyde 15,441 DSUs; Mr. Mitchell 10,596 DSUs; Ms. Murtlow 9,070 DSUs; and Ms. Price 5,725 DSUs.

(3)	The amounts shown represent the above-market earnings during 2017 on nonqualified deferred compensation.
(4)
The amounts shown consist of, as applicable for each director, matched charitable contributions, spousal travel, and premiums for life insurance and health insurance. The matched charitable contributions reported in this column are: Dr. Bodde, $10,000; Mr. Ferguson, $17,000; Mr. Forsee, $10,000; Mr. Hyde, $ 6,300; Ms. Price, $15,000; Mr. Sherman, $10,000; including $10,000 made in honor of Mr. Mitchell's retirement. The Company also paid the following amounts for life and health insurance during 2017: Dr. Bodde, $76; Mr. Ferguson, $3,268; and Mr. Mitchell, $76.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the members of our Compensation and Development Committee is or was an officer or employee of Great Plains Energy or its subsidiaries. None of our executive officers served as a director or was a member of the compensation committee (or equivalent body) of any entity where a member of our Board or Compensation and Development Committee was also an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, DIRECTORS AND OFFICERS
The following tables show, as of March 6, 2018, beneficial ownership of Company common stock by (i) each NEO, (ii) each director, (iii) all directors and executive officers as a group and (iv) each shareholder who the Company knows is a beneficial owner of more than five percent of the outstanding shares of the

Company’s common stock (based on SEC filings). The total of all shares owned by directors and executive officers represents less than one percent of our outstanding shares. Our management has no knowledge of any person (as defined by the SEC) who owns beneficially more than five percent of our common stock, except as described below. Except as noted below, the Company believes that the persons listed have sole voting and investment power with respect to the securities listed.
Security Ownership of Directors and Executive Officers

Name		Beneficially Owned Shares (#)		Share Equivalents to be Settled in Stock(1) (#)	Total Share Interest (#)	Percent Of Class (%)
Named Executive Officers
	Terry Bassham	308,475	(2)	—	308,475	*
	Kevin E. Bryant	48,906	(3)	—	48,906	*
	Heather A. Humphrey	61,115	(4)	—	61,115	*
	Lori A. Wright	25,344	(5)	—	25,344	*
	Charles A. Caisley	33,206	(6)	—	33,206	*
	Scott H. Heidtbrink	—	(7)	—	—	*
Non-Management Directors
	David L. Bodde	26,744	(8)	26,949	53,693	*
	Randall C. Ferguson, Jr.	7,768	(9)	32,783	40,551	*
	Gary D. Forsee	5,572		30,060	35,632	*
	Scott D. Grimes	1,318		9,070	10,388	*
	Thomas D. Hyde	4,637		15,441	20,078	*
	Ann D. Murtlow	5,520		9,070	14,590	*
	Sandra J. Price	—		5,172	5,172	*
	John J. Sherman	58,529		—	58,529	*
All Great Plains Energy Directors and Executive Officers as a Group (17 persons)						*
*less than one percent
(1)
The shares listed are for Director DSUs awarded under our LTIP that will be settled in stock on a 1-for-1 basis and distributed following termination of service on the Board pursuant to elections made by the director.

(2)	The amount shown includes 59,797 restricted stock shares.
(3)	The amount shown includes 20,249 restricted stock shares.
(4)	The amount shown includes 12,967 restricted stock shares.
(5)	The amount shown includes 5,999 restricted stock shares and 190 shares held in the 401(k) plan.
(6)	The amount shown includes 5,749 restricted stock shares, 700 shares held in joint tenancy with Mr. Caisley’s spouse and 100 shares held with his daughter.
(7)	Mr. Heidtbrink retired from the Company effective May 1, 2017.
(8)	All 26,744 shares are held in joint tenancy with Dr. Bodde’s spouse.
(9)	The amount shown includes 5,743 shares held in joint tenancy with Mr. Ferguson’s spouse.

Beneficial Ownership of 5 Percent or More

		Beneficial Ownership of Common Stock (Based on Schedule 13G/A Filing)	Percentage of Common Shares Outstanding(4)
	BlackRock Inc.(1) 55 East 52nd Street New York, NY 10055	21,497,371	9.96
	The Vanguard Group(2) 100 Vanguard Blvd. Malvern, PA 19355	19,317,619	8.95
	Franklin Resources, Inc.(3) One Franklin Parkway San Mateo, CA 94403-1906	11,010,585	5.10

(1)
Based on information provided in Schedule 13G/A filed by BlackRock Inc. (“BlackRock”) and its affiliated reporting persons on January 23, 2018. The BlackRock Schedule 13G/A states that as of December 31, 2017 the reporting persons collectively held sole voting power with respect to 20,678,644 shares and sole dispositive power with respect to 21,497,371 shares.

(2)
Based on information provided in Schedule 13G/A filed by The Vanguard Group (“Vanguard”) and its affiliated reporting persons on February 9, 2018. The Vanguard Schedule 13G/A states that as of December 31, 2017 the reporting persons collectively held sole voting power with respect to 145,284 shares, shared voting power with respect to 81,529 shares, sole dispositive power with respect to 19,138,542 shares, shared dispositive power with respect to179,077 shares and an aggregate beneficial ownership of 19,317,619 shares.

(3)
Based on information provided in Schedule 13G/A filed by Franklin Resources, Inc. (“Franklin Resources”) and its affiliated reporting persons on February 6, 2018. The Franklin Resources Schedule 13G/A states that as of December 31, 2017 the reporting persons collectively held sole voting power with respect to 10,907,312 and sole dispositive power with respect to 11,010,585 shares.

(4)	The percentage is based on approximately 215,784,153 shares of our common stock outstanding as of March 6, 2018.
Equity Compensation Plans

Great Plains Energy’s LTIP is an equity compensation plan approved by its shareholders. The LTIP permits the grant of restricted stock, restricted stock units, bonus shares, stock options, stock appreciation rights, limited stock appreciation rights, director shares, director DSUs and performance shares to directors, officers and other employees of Great Plains Energy and KCP&L. KCP&L does not have an equity compensation plan; however, KCP&L officers and certain employees participate in Great Plains Energy’s LTIP.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Great Plains Energy Long-Term Incentive Plan	684,238	(1)	$—	(2)	4,022,044
Equity compensation plans not approved by security holders	—		—		—
Total	684,238	(1)	$—	(2)	4,022,044
(1)					Includes 545,087 performance shares at target performance levels and director DSUs for 139,151 shares of Great Plains Energy common stock outstanding at December 31, 2017.
(2)					The performance shares and director DSUs have no exercise price and therefore are not reflected in the weighted average exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
The Board has adopted a written policy governing the identification, review, approval, consideration or ratification of related party transactions. The policy applies to any transaction in which the Company (including any of its subsidiaries) was, is or will be a participant, the amount involved exceeds $120,000 in the aggregate, and any related party had, has or will have a direct or indirect material interest, but excludes any transaction that meets the preapproval thresholds set forth in our related party transaction policy. There were no related party transactions in 2017. Related party transactions are to be submitted to the Governance Committee for consideration at the next Governance Committee meeting or, if it is not practicable or desirable for the Company to wait until the next Governance Committee meeting, to the Chair of the Governance Committee. The Governance Committee (or the Chair) intends to approve only those related party transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders. The Chair of the Governance Committee reports to the Governance Committee at its next meeting any approval under the related party transactions policy pursuant to delegated authority.
DIRECTOR INDEPENDENCE
Our Corporate Governance Guidelines require that a majority of our directors be independent as determined in accordance with the NYSE listing standards, as well as other independence standards that the Board may adopt. The NYSE listing standards provide that no director can qualify as independent unless the Board affirmatively determines that the director has no material relationship with the listed company. The Board has adopted Director Qualification Standards, that are contained in the Company’s Corporate Governance Guidelines, to assist in making director independence determinations. Our Corporate Governance Guidelines are available on our website, www.greatplainsenergy.com. Our Director Qualification Standards conform to the NYSE objective independence standards.

The Governance Committee reviewed the applicable legal standards for Board and committee member independence and the Director Qualification Standards. The Governance Committee also reviewed an analysis of the information provided by each director in the annual questionnaire and a report of transactions between the Company and director-affiliated entities. The Governance Committee reported its independence determination recommendations to the full Board, and the Board made its independence determinations based on the Governance Committee’s report and the supporting information. In making its independence determinations, the Board considered ordinary course commercial, charitable, and other transactions. None of the identified transactions were considered “related person” or “related party” transactions required to be under Item 404 of Regulation S-K or our Related Party Transaction Policy, respectively.
Based on this review, the Board affirmatively determined at its February 2018 meeting that the following directors are independent under the NYSE listing standards and the Director Qualification Standards:

David L. Bodde	Scott D. Grimes	Sandra J. Price
Randall C. Ferguson, Jr.	Thomas D. Hyde	John J. Sherman
Gary D. Forsee	Ann D. Murtlow
Only independent directors are members of our Audit, Compensation and Development, and Governance committees. All members of our Audit Committee and Compensation and Development Committee also meet the additional NYSE and SEC independence requirements.
The Board determined that Mr. Bassham is not independent under the NYSE listing standards and the Director Qualification Standards because he is an executive officer of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit and Audit-Related Fees
Deloitte & Touche has acted as our independent registered public accounting firm since 2002. The following table sets forth the aggregate fees billed by Deloitte & Touche for audit services rendered in connection with the consolidated financial statements and reports for 2017 and 2016, and for other services rendered during 2017 and 2016 on behalf of the Company and its subsidiaries (all of which were pre-approved by the Audit Committee), as well as all out-of-pocket costs incurred in connection with these services:

Fee Category	2017	2016
Audit Fees	$2,661,600	$2,316,425
Audit-Related Fees	44,000	42,000
Tax Fees	37,802	223,818
All Other Fees	12,395	4,395
Total Fees:	$2,755,797	$2,586,638

Audit Fees: Consist of fees billed for professional services rendered for the audits of the annual consolidated financial statements of the Company and its subsidiaries and reviews of the interim condensed consolidated financial statements included in quarterly reports. Audit fees also include: services provided by Deloitte & Touche in connection with statutory and regulatory filings or engagements; audit reports on the effectiveness of internal control over financial reporting and other attest services, except those not required by statute or regulation; services related to filings with the SEC, including comfort letters, consents and assistance with and review of documents filed with the SEC; and accounting research in support of the audit.

Audit-Related Fees: Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of consolidated financial statements of the Company and its subsidiaries and are not reported under “Audit Fees.” These services include consultation concerning financial accounting and reporting standards.
Tax Fees: Consist of fees billed for tax compliance and related support of tax returns and other tax services, including assistance with tax audits, and tax research and planning.
All Other Fees: Consist of fees for all other services other than those described above.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services
The Audit Committee has adopted policies and procedures for the pre-approval of all audit services, audit-related services, tax services and other services to be provided by the independent registered public accounting firm for the Company and its subsidiaries. Under these policies and procedures, the Audit Committee may pre-approve certain types of services, up to the aggregate fee levels it sets. Any proposed service within a pre-approved type of service that would cause the applicable fee level to be exceeded cannot be provided unless the Audit Committee either amends the applicable fee level or specifically approves the proposed service. The Audit Committee, as well, may specifically approve audit, audit-related, tax or other services on a case-by-case basis. Pre-approval is generally provided for up to one year, unless the Audit Committee specifically provides for a different period. The Company provides quarterly updates to the Audit Committee regarding actual fees spent with respect to pre-approved services. The Chair of the Audit Committee may pre-approve audit, audit-related, tax and other services provided by the independent registered public accounting firm as required between meetings and report such pre-approval at the next Audit Committee meeting.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES EXHIBIT INDEX
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
Great Plains Energy

4.12	*
General Mortgage and Deed of Trust, dated as of December 1, 1986, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.12 to Form 10-K for the year ended December 31, 2017).
Great Plains Energy KCP&L

4.13	*
Fifth Supplemental Indenture, dated as of September 15, 1992, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.13 to Form 10-K for the year ended December 31, 2017).
Great Plains Energy KCP&L

4.14	*
Seventh Supplemental Indenture, dated as of October 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee (Exhibit 4.14 to Form 10-K for the year ended December 31, 2017).
Great Plains Energy KCP&L

4.15	*
Eighth Supplemental Indenture, dated as of December 1, 1993, between Kansas City Power & Light Company and UMB Bank, N.A. (formerly United Missouri Bank of Kansas City, N.A.), as trustee. (Exhibit 4.15 to Form 10-K for the year ended December 31, 2017).
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
Great Plains Energy KCP&L

4.30	*	Supplemental Indenture No. 6 dated as of June 15, 2017 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on June 15, 2017).	Great Plains Energy KCP&L

4.32	*	Note Purchase Agreement, dated August 16, 2013, among KCP&L Greater Missouri Operations Company and the purchasers party thereto (Exhibit 4.1 to Form 8-K filed on August 19, 2013).	Great Plains Energy

10.1	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, effective on May 7, 2002 (Exhibit 10.1.a to Form 10-K for the year ended December 31, 2002).	Great Plains Energy KCP&L

10.2	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 1, 2007 (Exhibit 10.1 to Form 8-K filed on May 4, 2007).	Great Plains Energy KCP&L

10.3	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2011 (Exhibit 10.1 to Form 8-K filed on May 6, 2011).	Great Plains Energy KCP&L

10.4	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on January 1, 2014 (Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2013).	Great Plains Energy KCP&L

10.5	*+	Great Plains Energy Incorporated Amended Long-Term Incentive Plan, as amended effective on May 3, 2016 (Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2016).	Great Plains Energy KCP&L

10.6	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2013 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013).	Great Plains Energy KCP&L

10.7	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2014 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2014).	Great Plains Energy KCP&L

10.8	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2015 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2015).	Great Plains Energy KCP&L

10.9	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2016 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2016).	Great Plains Energy KCP&L

10.10	*+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2017 (Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2017).	Great Plains Energy KCP&L

10.11	*+
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
Great Plains Energy Incorporated Supplemental Executive Retirement Plan (As Amended and Restated for I.R.C. §409A), as amended February 10, 2009 (Exhibit 10.1.29 to Form 10-K for the year ended December 31, 2008.)
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
Amendment, dated as of February 23, 2011, to Receivables Sale Agreement dated as of July 1, 2005 among Kansas City Power & Light Receivables Company, Kansas City Power & Light Company, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Victory Receivables Corporation (Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2011).
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
First Amendment dated as of September 9, 2014, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.2 to Form 8-K filed on September 15, 2014).
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
Amendment dated as of September 8, 2017, to the Receivables Sales Agreement dated as of July 1, 2005, among Kansas City Power & Light Receivables Company, as the Seller, Kansas City Power & Light Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.1 to Form 8-K filed on September 11, 2017).
KCP&L

10.72	*
Fourth Amendment dated as of September 8, 2017, to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser (Exhibit 10.2 to Form 8-K filed on September 11, 2017).
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
Great Plains Energy KCP&L

10.79	*	Joint Operating Agreement between Kansas City Power & Light Company and Aquila, Inc., dated as of October 10, 2008 (Exhibit 10.2.2 to Form 10-Q for the quarter ended September 30, 2008).	Great Plains Energy KCP&L

12.1	*	Computation of Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividend Requirements (Exhibit 12.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

12.2	*	Computation of Ratio of Earnings to Fixed Charges (Exhibit 12.2 to Form 10-K for the year ended December 31, 2017).	KCP&L

21.1	*	List of Subsidiaries of Great Plains Energy Incorporated (Exhibit 21.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

23.1	*	Consent of Independent Registered Public Accounting Firm (Exhibit 23.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

23.2	*	Consent of Independent Registered Public Accounting Firm (Exhibit 23.2 to Form 10-K for the year ended December 31, 2017).	KCP&L

24.1	*	Powers of Attorney (Exhibit 24.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

24.2	*	Powers of Attorney (Exhibit 24.2 to Form 10-K for the year ended December 31, 2017).	KCP&L

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham (Exhibit 31.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant (Exhibit 31.2 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham (Exhibit 31.3 to Form 10-K for the year ended December 31, 2017).	KCP&L

31.4	*	Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant (Exhibit 31.4 to Form 10-K for the year ended December 31, 2017).	KCP&L

31.5		Rule 13a-14(a)/15d-14(a) Certification of Terry Bassham.	Great Plains Energy

31.6		Rule 13a-14(a)/15d-14(a) Certification of Kevin E. Bryant.	Great Plains Energy

32.1	**	Section 1350 Certifications (Exhibit 32.1 to Form 10-K for the year ended December 31, 2017).	Great Plains Energy

32.2	**	Section 1350 Certifications (Exhibit 32.2 to Form 10-K for the year ended December 31, 2017).	KCP&L

101.INS	*	XBRL Instance Document (Exhibit 101.INS to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L

101.SCH	*	XBRL Taxonomy Extension Schema Document (Exhibit 101.SCH to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (Exhibit 101.CAL to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document (Exhibit 101.DEF to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document (Exhibit 101.LAB to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (Exhibit 101.PRE to Form 10-K for the year ended December 31, 2017).	Great Plains Energy KCP&L
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
Copies of any of the exhibits filed with the SEC in connection with this document may be obtained from the registrant upon written request. The registrants agree to furnish to the SEC upon request any instrument with respect to long-term debt as to which the total amount of securities authorized does not exceed 10% of total assets of such registrant and its subsidiaries on a consolidated basis.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREAT PLAINS ENERGY INCORPORATED

Date: April 26, 2018	By: /s/ Terry Bassham
Terry Bassham
Chairman, President and Chief Executive Officer