Form 10-Q
period 2018-03-31
GREAT PLAINS ENERGY INC; KANSAS CITY POWER & LIGHT CO
filed 2018-05-02
CIK 1143068, 54476

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On April 30, 2018, Great Plains Energy Incorporated had 215,795,884 shares of common stock outstanding.  On April 30, 2018, Kansas City Power & Light Company had one share of common stock outstanding and held by Great Plains Energy Incorporated.

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
This report should be read in its entirety.  No one section of the report deals with all aspects of the subject matter.  It should be read in conjunction with the consolidated financial statements and related notes and with the management's discussion and analysis included in the 2017 Form 10-K for each of Great Plains Energy and KCP&L.

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

This list of factors is not all-inclusive because it is not possible to predict all factors. Part II Item 1A Risk Factors included in this report, together with the risk factors included in the 2017 Form 10-K for each of Great Plains Energy and KCP&L under Part I Item 1A, should be carefully read for further understanding of potential risks for each of Great Plains Energy and KCP&L. Other sections of this report and other periodic reports filed by each of Great Plains Energy and KCP&L with the Securities and Exchange Commission (SEC) should also be read for more information regarding risk factors. Each forward-looking statement speaks only as of the date of the particular statement. Great Plains Energy and KCP&L undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

GLOSSARY OF TERMS
The following is a glossary of frequently used abbreviations or acronyms that are found throughout this report.

Abbreviation or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction
Amended Merger Agreement	Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017 by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc. and King Energy, Inc.
AMT	Alternative Minimum Tax
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CCRs	Coal combustion residuals
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
Company	Great Plains Energy Incorporated and its consolidated subsidiaries
Companies	Great Plains Energy Incorporated and its consolidated subsidiaries and KCP&L and its consolidated subsidiaries
DOE	Department of Energy
EIRR	Environmental Improvement Revenue Refunding
Electric Utility	Electric utility segment
EPA	Environmental Protection Agency
EPS	Earnings (loss) per common share
ERISA	Employee Retirement Income Security Act of 1974, as amended
Exchange Act	The Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	The Federal Energy Regulatory Commission
FCC	The Federal Communications Commission
GAAP	Generally Accepted Accounting Principles
GMO	KCP&L Greater Missouri Operations Company, a wholly owned subsidiary of Great Plains Energy
GP Star	GP Star, Inc.
GPETHC	GPE Transmission Holding Company LLC, a wholly owned subsidiary of Great Plains Energy
Great Plains Energy	Great Plains Energy Incorporated and its consolidated subsidiaries
Great Plains Energy Board	Great Plains Energy Board of Directors
HSR	Hart-Scott-Rodino
Holdco	Monarch Energy Holding, Inc., a Missouri corporation
KCC	The State Corporation Commission of the State of Kansas
KCP&L	Kansas City Power & Light Company, a wholly owned subsidiary of Great Plains Energy, and its consolidated subsidiaries
KCP&L Receivables Company	Kansas City Power & Light Receivables Company, a wholly owned subsidiary of KCP&L
kWh	Kilowatt hour
MEEIA	Missouri Energy Efficiency Investment Act
Merger Sub	King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco
MGP	Manufactured gas plant
MPS Merchant	MPS Merchant Services, Inc., a wholly owned subsidiary of GMO

Abbreviation or Acronym	Definition

MPSC	Public Service Commission of the State of Missouri
MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
NOL	Net operating loss
NRC	Nuclear Regulatory Commission
Original Merger Agreement	Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar and GP Star, Inc.
SEC	Securities and Exchange Commission
Series B Preferred Stock	7.00% Series B Mandatory Convertible Preferred Stock
SPP	Southwest Power Pool, Inc.
Transource	Transource Energy, LLC and its subsidiaries, 13.5% owned by GPETHC
WCNOC	Wolf Creek Nuclear Operating Corporation
Westar	Westar Energy, Inc.
Westar Board	Westar Board of Directors
Wolf Creek	Wolf Creek Generating Station

PART II
ITEM 1. FINANCIAL STATEMENTS

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2018	2017
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$1,142.1	$1,125.4
Receivables, net	108.2	151.7
Accounts receivable pledged as collateral	180.0	180.0
Fuel inventories, at average cost	105.0	103.2
Materials and supplies, at average cost	172.3	171.2
Deferred refueling outage costs	5.9	6.8
Interest rate derivative instruments	98.4	91.4
Prepaid expenses and other assets	37.7	33.4
Total	1,849.6	1,863.1
Utility Plant, at Original Cost
Electric	13,733.1	13,674.1
Less - accumulated depreciation	5,305.1	5,224.0
Net utility plant in service	8,428.0	8,450.1
Construction work in progress	494.4	458.6
Plant to be retired, net	142.0	143.6
Nuclear fuel, net of amortization of $211.9 and $204.2	65.7	72.4
Total	9,130.1	9,124.7
Investments and Other Assets
Nuclear decommissioning trust fund	255.3	258.4
Regulatory assets	901.7	913.9
Goodwill	169.0	169.0
Other	142.7	128.8
Total	1,468.7	1,470.1
Total	$12,448.4	$12,457.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2018	2017
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Notes payable	$23.0	$11.0
Collateralized note payable	180.0	180.0
Commercial paper	523.8	376.8
Current maturities of long-term debt	1.1	351.1
Accounts payable	186.0	340.0
Accrued taxes	72.7	35.1
Accrued interest	57.4	42.8
Accrued compensation and benefits	40.4	50.1
Pension and post-retirement liability	2.7	2.7
Other	62.9	59.2
Total	1,150.0	1,448.8
Deferred Credits and Other Liabilities
Deferred income taxes	639.5	621.7
Deferred tax credits	124.5	124.8
Asset retirement obligations	257.5	262.5
Pension and post-retirement liability	532.4	535.0
Regulatory liabilities	1,112.4	1,106.3
Other	81.8	81.4
Total	2,748.1	2,731.7
Capitalization
Great Plains Energy shareholders' equity
Common stock - 600,000,000 shares authorized without par value 215,886,844 and 215,801,723 shares issued, stated value	4,232.1	4,233.1
Retained earnings	713.6	737.9
Treasury stock - 90,960 and 137,589 shares, at cost	(2.7)	(4.0)
Accumulated other comprehensive loss	(1.2)	(2.2)
Total shareholders' equity	4,941.8	4,964.8
Long-term debt (Note 11)	3,608.5	3,312.6
Total	8,550.3	8,277.4
Commitments and Contingencies (Note 12)
Total	$12,448.4	$12,457.9
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

Three Months Ended March 31	2018	2017
Operating Revenues	(millions, except per share amounts)
Electric revenues	$583.9	$570.7
Operating Expenses
Fuel and purchased power	154.3	126.5
Transmission	25.4	23.1
Utility operating and maintenance expenses	180.2	174.1
Costs to achieve the anticipated merger with Westar Energy, Inc.	2.9	39.4
Depreciation and amortization	93.7	90.3
General taxes	41.1	57.1
Other	—	1.1
Total	497.6	511.6
Operating income	86.3	59.1
Other Income (Expense)
Non-operating income	14.5	6.6
Non-operating expenses	(13.2)	(15.4)
Total	1.3	(8.8)
Interest charges	(48.1)	(66.6)
Income (loss) before income tax (expense) benefit and income from equity investments	39.5	(16.3)
Income tax (expense) benefit	(5.5)	5.8
Income from equity investments, net of income taxes	1.0	0.9
Net income (loss)	35.0	(9.6)
Preferred stock dividend requirements	—	15.1
Earnings (loss) available for common shareholders	$35.0	$(24.7)

Average number of basic common shares outstanding	215.7	215.3
Average number of diluted common shares outstanding	216.0	215.3

Basic and diluted earnings (loss) per common share	$0.16	$(0.11)

Cash dividends per common share	$0.275	$0.275
Comprehensive Income (Loss)
Net income (loss)	$35.0	$(9.6)
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	0.9	1.4
Derivative hedging activity, net of tax	0.9	1.4
Defined benefit pension plans
Amortization of net losses included in net periodic benefit costs, net of tax	0.1	0.1
Change in unrecognized pension expense, net of tax	0.1	0.1
Total other comprehensive income	1.0	1.5
Comprehensive income (loss)	$36.0	$(8.1)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2018	2017
Cash Flows from Operating Activities	(millions)
Net income (loss)	$35.0	$(9.6)
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	93.7	90.3
Amortization of:
Nuclear fuel	7.7	8.0
Other	8.7	24.9
Deferred income taxes, net	5.8	(5.6)
Investment tax credit amortization	(0.3)	(0.4)
Income from equity investments, net of income taxes	(1.0)	(0.9)
Fair value impacts of interest rate swaps	(7.0)	(12.1)
Other operating activities (Note 4)	(29.1)	(7.0)
Net cash from operating activities	113.5	87.6
Cash Flows from Investing Activities
Utility capital expenditures	(119.7)	(116.6)
Allowance for borrowed funds used during construction	(2.4)	(1.5)
Purchases of nuclear decommissioning trust investments	(12.1)	(5.9)
Proceeds from nuclear decommissioning trust investments	11.3	5.0
Proceeds from time deposit	—	1,000.0
Other investing activities	(17.1)	(12.5)
Net cash from investing activities	(140.0)	868.5
Cash Flows from Financing Activities
Issuance of common stock	—	1.5
Issuance of long-term debt	299.7	4,291.9
Issuance fees	(3.1)	(31.2)
Repayment of long-term debt	(351.1)	(1.1)
Net change in short-term borrowings	159.0	119.9
Net change in collateralized short-term borrowings	—	(0.2)
Dividends paid	(59.3)	(74.3)
Other financing activities	(2.0)	(3.4)
Net cash from financing activities	43.2	4,303.1
Net Change in Cash and Cash Equivalents	16.7	5,259.2
Cash and Cash Equivalents at Beginning of Year	1,125.4	1,293.1
Cash and Cash Equivalents at End of Period	$1,142.1	$6,552.3
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

GREAT PLAINS ENERGY INCORPORATED
Consolidated Statements of Shareholders' Equity
(Unaudited)

Three Months Ended March 31	2018		2017
	Shares	Amount	Shares	Amount
Common Stock	(millions, except share amounts)
Beginning balance	215,801,723	$4,233.1	215,479,105	$4,217.0
Issuance of common stock	85,121	3.3	249,170	9.5
Equity compensation expense, net of forfeitures		1.3		1.1
Unearned Compensation
Issuance of restricted common stock		(2.0)		(2.3)
Forfeiture of restricted common stock		—		0.2
Compensation expense recognized		0.5		0.7
Other		(4.1)		(0.7)
Ending balance	215,886,844	4,232.1	215,728,275	4,225.5
Preference Stock	—	—	862,500	836.2
Retained Earnings
Beginning balance		737.9		1,119.2
Net income (loss)		35.0		(9.6)
Dividends:
Common stock ($0.275 per share)		(59.3)		(59.2)
Preferred stock - at required rates		—		(15.1)
Performance shares		—		(0.1)
Ending balance		713.6		1,035.2
Treasury Stock
Beginning balance	(137,589)	(4.0)	(128,087)	(3.8)
Treasury shares acquired	(56,589)	(1.7)	(104,129)	(3.0)
Treasury shares reissued	103,218	3.0	103,094	3.0
Ending balance	(90,960)	(2.7)	(129,122)	(3.8)
Accumulated Other Comprehensive Income (Loss)
Beginning balance		(2.2)		(6.6)
Derivative hedging activity, net of tax		0.9		1.4
Change in unrecognized pension expense, net of tax		0.1		0.1
Ending balance		(1.2)		(5.1)
Total Great Plains Energy Shareholders' Equity		$4,941.8		$6,088.0
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2018	2017
ASSETS	(millions, except share amounts)
Current Assets
Cash and cash equivalents	$13.8	$2.2
Receivables, net	74.3	106.3
Related party receivables	69.1	84.7
Accounts receivable pledged as collateral	130.0	130.0
Fuel inventories, at average cost	72.0	71.0
Materials and supplies, at average cost	127.8	126.0
Deferred refueling outage costs	5.9	6.8
Refundable income taxes	7.2	5.4
Prepaid expenses and other assets	31.3	27.6
Total	531.4	560.0
Utility Plant, at Original Cost
Electric	10,251.8	10,213.2
Less - accumulated depreciation	4,130.0	4,070.3
Net utility plant in service	6,121.8	6,142.9
Construction work in progress	384.7	350.3
Nuclear fuel, net of amortization of $211.9 and $204.2	65.7	72.4
Total	6,572.2	6,565.6
Investments and Other Assets
Nuclear decommissioning trust fund	255.3	258.4
Regulatory assets	681.9	691.9
Other	49.5	48.0
Total	986.7	998.3
Total	$8,090.3	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2018	2017
LIABILITIES AND CAPITALIZATION	(millions, except share amounts)
Current Liabilities
Collateralized note payable	$130.0	$130.0
Commercial paper	288.3	167.5
Current maturities of long-term debt	—	350.0
Accounts payable	147.6	249.0
Accrued taxes	55.8	29.0
Accrued interest	40.7	32.4
Accrued compensation and benefits	40.4	50.1
Pension and post-retirement liability	1.4	1.4
Other	50.7	46.8
Total	754.9	1,056.2
Deferred Credits and Other Liabilities
Deferred income taxes	628.3	616.1
Deferred tax credits	121.5	121.8
Asset retirement obligations	227.0	231.4
Pension and post-retirement liability	509.7	512.2
Regulatory liabilities	782.7	779.2
Other	62.6	61.6
Total	2,331.8	2,322.3
Capitalization
Common shareholder's equity
Common stock - 1,000 shares authorized without par value
1 share issued, stated value	1,563.1	1,563.1
Retained earnings	909.9	949.7
Accumulated other comprehensive income	1.3	0.4
Total	2,474.3	2,513.2
Long-term debt (Note 11)	2,529.3	2,232.2
Total	5,003.6	4,745.4
Commitments and Contingencies (Note 12)
Total	$8,090.3	$8,123.9
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Comprehensive Income
(Unaudited)

Three Months Ended March 31	2018	2017
Operating Revenues	(millions)
Electric revenues	$397.1	$395.9
Operating Expenses
Fuel and purchased power	101.8	78.9
Transmission	15.7	14.3
Operating and maintenance expenses	121.0	119.6
Costs to achieve the anticipated merger with Westar Energy, Inc.	1.5	7.9
Depreciation and amortization	66.9	65.3
General taxes	29.0	44.6
Other	0.2	0.3
Total	336.1	330.9
Operating income	61.0	65.0
Other Income (Expense)
Non-operating income	3.6	2.5
Non-operating expenses	(7.9)	(8.9)
Total	(4.3)	(6.4)
Interest charges	(33.0)	(35.6)
Income before income tax expense	23.7	23.0
Income tax expense	(3.5)	(8.8)
Net income	$20.2	$14.2
Comprehensive Income
Net income	$20.2	$14.2
Other comprehensive income
Derivative hedging activity
Reclassification to expenses, net of tax	0.9	1.3
Derivative hedging activity, net of tax	0.9	1.3
Total other comprehensive income	0.9	1.3
Comprehensive income	$21.1	$15.5
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Cash Flows
(Unaudited)

Three Months Ended March 31	2018	2017
Cash Flows from Operating Activities	(millions)
Net income	$20.2	$14.2
Adjustments to reconcile income to net cash from operating activities:
Depreciation and amortization	66.9	65.3
Amortization of:
Nuclear fuel	7.7	8.0
Other	6.6	8.1
Deferred income taxes, net	5.6	9.2
Investment tax credit amortization	(0.3)	(0.3)
Other operating activities (Note 4)	(1.7)	(21.1)
Net cash from operating activities	105.0	83.4
Cash Flows from Investing Activities
Utility capital expenditures	(93.5)	(84.0)
Allowance for borrowed funds used during construction	(2.0)	(1.2)
Purchases of nuclear decommissioning trust investments	(12.1)	(5.9)
Proceeds from nuclear decommissioning trust investments	11.3	5.0
Other investing activities	(4.5)	(5.1)
Net cash from investing activities	(100.8)	(91.2)
Cash Flows from Financing Activities
Issuance of long-term debt	299.7	—
Issuance fees	(3.1)	—
Repayment of long-term debt	(350.0)	—
Net change in short-term borrowings	120.8	62.4
Dividends paid to Great Plains Energy	(60.0)	(57.0)
Net cash from financing activities	7.4	5.4
Net Change in Cash and Cash Equivalents	11.6	(2.4)
Cash and Cash Equivalents at Beginning of Year	2.2	4.5
Cash and Cash Equivalents at End of Period	$13.8	$2.1
The disclosures regarding KCP&L included in the accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

KANSAS CITY POWER & LIGHT COMPANY
Consolidated Statements of Common Shareholder's Equity
(Unaudited)

Three Months Ended March 31	2018		2017
	Shares	Amount	Shares	Amount
	(millions, except share amounts)
Common Stock	1	$1,563.1	1	$1,563.1
Retained Earnings
Beginning balance		949.7		982.6
Net income		20.2		14.2
Cumulative effect of adoption of ASU 2016-09		—		(0.7)
Dividends:
Common stock held by Great Plains Energy		(60.0)		(57.0)
Ending balance		909.9		939.1
Accumulated Other Comprehensive Income (Loss)
Beginning balance		0.4		(4.2)
Derivative hedging activity, net of tax		0.9		1.3
Ending balance		1.3		(2.9)
Total Common Shareholder's Equity		$2,474.3		$2,499.3
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

•
KCP&L Greater Missouri Operations Company (GMO) is an integrated, regulated electric utility that provides electricity to customers in the state of Missouri.  GMO also provides regulated steam service to certain customers in the St. Joseph, Missouri area.  GMO has one active wholly owned subsidiary, GMO Receivables Company.

Great Plains Energy also wholly owns GPE Transmission Holding Company, LLC (GPETHC). GPETHC owns 13.5% of Transource Energy, LLC (Transource) with the remaining 86.5% owned by AEP Transmission Holding Company, LLC, a subsidiary of American Electric Power Company, Inc. GPETHC accounts for its investment in Transource under the equity method. Transource is focused on the development of competitive electric transmission projects.
Each of Great Plains Energy's and KCP&L's consolidated financial statements includes the accounts of their subsidiaries.  Intercompany transactions have been eliminated.
Great Plains Energy's sole reportable business segment is the electric utility segment (Electric Utility).  See Note 17 for additional information.
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

The following table reconciles Great Plains Energy's basic and diluted EPS.

Three Months Ended March 31	2018	2017
Income (loss)	(millions, except per share amounts)
Net income (loss)	$35.0	$(9.6)
Less: preferred stock dividend requirements	—	15.1
Earnings (loss) available for common shareholders	$35.0	$(24.7)
Common Shares Outstanding
Average number of common shares outstanding	215.7	215.3
Add: effect of dilutive securities	0.3	—
Diluted average number of common shares outstanding	216.0	215.3
Basic and diluted EPS	$0.16	$(0.11)

There were no anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2018. Anti-dilutive shares excluded from the computation of diluted EPS for the three months ended March 31, 2017 were 29,930,385 shares of Series B Preferred Stock assumed to be converted, 460,169 performance shares and 328,512 restricted stock shares.
Dividends Declared
In May 2018, Great Plains Energy's Board of Directors (Great Plains Energy Board) declared a quarterly dividend of $0.275 per share on Great Plains Energy's common stock.  The common dividend is payable June 20, 2018, to shareholders of record as of May 30, 2018.

In May 2018, KCP&L's Board of Directors declared a cash dividend payable to Great Plains Energy of $60.0 million payable on June 19, 2018.
New Accounting Standards
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation-Retirement Benefits, which requires an employer to disaggregate the service cost component from the other components of net benefit cost. The service cost component is to be reported in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The non-service cost components are to be reported separately from service costs and outside of a subtotal of income from operations. The amendments in this update allow only the service cost component to be eligible for capitalization as part of utility plant. The non-service cost components that are no longer eligible for capitalization as part of utility plant will be recorded as a regulatory asset. The new guidance is to be applied retrospectively for the presentation of service cost and non-service cost components in the income statement and prospectively for the capitalization of the service cost component and is effective for interim and annual periods beginning after December 15, 2017. The Companies adopted ASU No. 2017-07 on January 1, 2018, and accordingly have retrospectively adjusted prior periods.

The following table reflects the retrospective adjustments in the line items of Great Plains Energy's and KCP&L's consolidated statements of comprehensive income associated with the adoption of ASU No. 2017-07.

Three Months Ended March 31, 2017	As Previously Reported	Effect of Change	As Reported
Great Plains Energy	(millions)
Utility operating and maintenance expenses	$185.4	$(11.3)	$174.1
Other operating expense	1.5	(0.4)	1.1
Operating expenses	523.3	(11.7)	511.6
Operating income	47.4	11.7	59.1
Non-operating expenses	(3.7)	(11.7)	(15.4)
Other income (expense)	2.9	(11.7)	(8.8)
KCP&L
Utility operating and maintenance expenses	$126.4	$(6.8)	$119.6
Operating expenses	337.7	(6.8)	330.9
Operating income	58.2	6.8	65.0
Non-operating expenses	(2.1)	(6.8)	(8.9)
Other income (expense)	0.4	(6.8)	(6.4)
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued ASU No. 2015-14, deferring the effective date of ASU No. 2014-09 one year, from January 1, 2017, to January 1, 2018. The ASU replaced most existing revenue recognition guidance in Generally Accepted Accounting Principles (GAAP) when it became effective. The Companies adopted ASU No. 2014-09 and its related amendments (ASC 606) on January 1, 2018 using the modified retrospective transition method for all contracts not completed as of the date of adoption. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while historical periods have not been adjusted and continue to be reported in accordance with the legacy guidance in ASC 605 - Revenue Recognition.
There was no cumulative effect adjustment to the opening balance of retained earnings in 2018 for Great Plains Energy or KCP&L as a result of the adoption of the new guidance. The impact to both electric revenues and general taxes on Great Plains Energy's and KCP&L's statements of comprehensive income in 2018 as a result of adopting ASC 606 was a decrease of $17.9 million. This impact was related to sales taxes and franchise fees collected from KCP&L's Missouri customers, which prior to ASC 606, were recorded gross on Great Plains Energy's and KCP&L's statements of comprehensive income.

2. REVENUE RECOGNITION
Great Plains Energy's and KCP&L's revenues disaggregated by customer class and for Great Plains Energy's direct subsidiaries are summarized in the following table. All of Great Plains Energy's revenues pertain to Electric Utility.

Three Months Ended March 31, 2018	KCP&L	GMO	Great Plains Energy
Customer class	(millions)
Residential	$154.9	$88.1	$243.0
Commercial	181.8	64.2	246.0
Industrial	32.2	19.9	52.1
Other	2.7	1.8	4.5
Total electric retail	$371.6	$174.0	$545.6
Wholesale	3.1	2.9	6.0
Transmission	3.3	4.6	7.9
Industrial steam	—	4.3	4.3
Total revenue from contracts with customers	$378.0	$185.8	$563.8
Other revenue	19.1	1.0	20.1
Electric revenue	$397.1	$186.8	$583.9

Retail Revenues
Great Plains Energy's and KCP&L's retail revenues are generated by the regulated sale of electricity to KCP&L's and GMO's residential, commercial and industrial customers within their franchised service territories. Great Plains Energy and KCP&L recognize revenue on the sale of electricity to their customers over time as the service is provided in the amount they have a right to invoice. Retail customers are billed on a monthly basis at the tariff rates approved by the MPSC and KCC based on customer kWh usage.
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
KCP&L and GMO also collect sales taxes and franchise fees from customers concurrent with revenue-producing activities that are levied by state and local governments. These items are excluded from revenue upon the adoption of ASC 606 and thus presented net on Great Plains Energy's and KCP&L's statements of comprehensive income.
Wholesale Revenues
Great Plains Energy's and KCP&L's wholesale revenue are generated by the sale of wholesale power and capacity in circumstances when the power that KCP&L and GMO generate is not required for customers in their service territory. These sales primarily occur within the Southwest Power Pool, Inc. (SPP) Integrated Marketplace. Great Plains Energy and KCP&L also purchase power from the SPP Integrated Marketplace and record sale and purchase activity on a net basis in wholesale revenue or purchased power. In addition, Great Plains Energy and KCP&L sell wholesale power and capacity through bilateral contracts between KCP&L and GMO and other counterparties, such as municipalities.
For both wholesale sales to the SPP Integrated Marketplace and through bilateral contracts, Great Plains Energy and KCP&L recognize revenue on the sale of wholesale electricity to their customers over time as the service is provided in the amount they have a right to invoice.
With regards to the SPP Integrated Marketplace, wholesale sales are billed weekly based on the fixed transaction price determined by the market at the time of the sale and the MWh quantity purchased. With regards to bilateral contracts, wholesale sales are billed monthly based on the contractually determined transaction price and the kWh quantity purchased.
Transmission Revenues
Great Plains Energy's and KCP&L's transmission revenues are generated by the use of KCP&L's and GMO's transmission network by the SPP, which operates the network, on behalf of other power providers. Great Plains Energy and KCP&L recognize revenue on the sale of transmission service to their customers over time as the service is provided in the amount they have a right to invoice. Transmission service to the SPP is billed monthly based on a fixed transaction price determined by KCP&L's and GMO's FERC formula transmission rates along with other SPP-specific charges and the MW quantity purchased.
Industrial Steam Revenues
Great Plains Energy's industrial steam revenues are generated by the regulated sale of industrial steam to GMO's steam customers. Great Plains Energy recognizes revenue on the sale of industrial steam to its customers over time as the service is provided in the amount that it has the right to invoice. Steam customers are billed on a monthly basis at the tariff rate approved by the MPSC based on customer MMBtu usage.
Optional Exemption
Great Plains Energy and KCP&L do not disclose the value of unsatisfied performance obligations on certain bilateral wholesale contracts with an original expected duration of greater than one year for which the Companies recognize revenue in the amount they have the right to invoice.
3. ANTICIPATED MERGER WITH WESTAR ENERGY, INC.
In May 2016, Great Plains Energy entered into an Agreement and Plan of Merger dated as of May 29, 2016, by and among Great Plains Energy, Westar Energy, Inc. (Westar) and GP Star, Inc. (GP Star) (Original Merger Agreement). Pursuant to the Original Merger Agreement, Great Plains Energy would have acquired Westar for (i) $51.00 in cash and (ii) a number of shares of Great Plains Energy common stock, equal to an exchange ratio for each share of Westar common stock issued and outstanding immediately prior to the effective time of the merger, with Westar becoming a wholly owned subsidiary of Great Plains Energy. The acquisition was subject to various shareholder and regulatory approvals, including from The State Corporation Commission of the State of Kansas (KCC), the Public Service Commission of the State of Missouri (MPSC) and The Federal Energy Regulatory Commission (FERC).
In April 2017, KCC issued an order denying Great Plains Energy's, KCP&L's and Westar's joint application for approval of the acquisition of Westar by Great Plains Energy citing concerns with the purchase price, Great Plains Energy's capital structure, quantifiable and demonstrable customer benefits and staffing levels in Westar's service territory, among other items.
In July 2017, Great Plains Energy entered into an Amended and Restated Agreement and Plan of Merger dated as of July 9, 2017, by and among Great Plains Energy, Westar, Monarch Energy Holding, Inc., a Missouri corporation (Holdco), and King Energy, Inc., a Kansas corporation and wholly owned subsidiary of Holdco (Merger Sub) (Amended Merger Agreement). Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Pursuant to the Amended Merger Agreement, at closing each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be publicly announced, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
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
Regulatory and Shareholder Approvals
Great Plains Energy's anticipated merger with Westar was unanimously approved by Great Plains Energy's Board of Directors (Great Plains Energy Board) and Westar's Board of Directors (Westar Board). In November 2017, shareholders of Great Plains Energy and Westar approved all proposals necessary for the merger of Great Plains Energy and Westar at each company's respective shareholder meeting. In the first quarter of 2018, regulatory approvals were obtained from the Nuclear Regulatory Commission (NRC), FERC and The Federal Communications Commission (FCC). The anticipated merger remains subject to regulatory approvals from KCC and the MPSC as well as other contractual conditions.
KCC Approval
In August 2017, Great Plains Energy, KCP&L and Westar filed a joint application with KCC for approval of the anticipated merger with Westar. In March 2018, Great Plains Energy, KCP&L and Westar reached a non-unanimous settlement agreement with KCC staff and certain other intervenors in the case recommending the approval of the merger subject to certain conditions included in the settlement agreement. The conditions include $7.5 million of one-time bill credits to be paid following the close of the merger to KCP&L's Kansas retail electric customers; $2.8 million in annual bill credits to be paid in each of 2019 through 2022 to KCP&L's Kansas retail electric customers; a 5-year base rate moratorium following KCP&L's 2018 Kansas rate case, subject to certain conditions; an Earnings Review and Sharing Plan for the years 2019 through 2022 which may result in KCP&L being subject to refunding 50% of earned return on equity in excess of authorized return on equity to its Kansas retail electric customers; the recovery of certain merger transition costs; and other organizational, financing, customer service and social responsibility commitments. The non-unanimous settlement agreement must still be approved by KCC.
A decision from KCC on the joint application is expected by June 5, 2018.
MPSC Approval
In August 2017, Great Plains Energy, KCP&L, GMO and Westar filed a joint application with the MPSC for approval of the anticipated merger with Westar. In January 2018 and March 2018, Great Plains Energy, KCP&L, GMO and Westar reached stipulations and agreements with the MPSC staff and certain other intervenors in the case recommending the approval of the merger subject to certain conditions included in the stipulations and agreements. The stipulations and agreements impose certain conditions on Holdco, KCP&L and GMO in the areas of financing, ratemaking, customer service, corporate social responsibility and also include other general provisions. The stipulations and agreements with the MPSC staff, among other things, provides that retail rates for KCP&L Missouri and GMO customers will not increase as a result of the merger and that in the event KCP&L's or GMO's credit ratings are downgraded below investment grade as a result of their affiliation with Holdco or any of Holdco's affiliates, KCP&L and GMO will be restricted from paying a dividend unless approved by the MPSC or until their credit ratings are restored to investment grade. The stipulations and agreements also provide upfront bill credits of $14.9 million and $14.2 million to KCP&L's and GMO's Missouri retail electric customers, respectively. The stipulations and agreements must still be approved by the MPSC.
While there is not a statutory deadline for an MPSC ruling on the joint application, a decision from the MPSC is expected in the second quarter of 2018.
Other Approvals
In September 2017, Great Plains Energy and Westar filed applications with FERC and the NRC for approval of the merger. In October 2017, the Securities and Exchange Commission (SEC) declared effective a registration statement on Form S-4 of Holdco including a joint proxy statement of Great Plains Energy and Westar that was used in connection with Great Plains Energy's and Westar's special shareholder meetings on November 21, 2017, and the registration of shares of Holdco common stock to be issued to Great Plains Energy's and Westar's shareholders at the closing of the anticipated merger. In November 2017, Great Plains Energy and Westar filed their respective Pre-Merger Notification and Report forms with the Federal Trade Commission (FTC) and the

Department of Justice under the Hart-Scott-Rodino (HSR) Act. In December 2017, the FTC granted Great Plains Energy's request for early termination of the waiting period under the HSR Act with respect to the anticipated merger. In February 2018, FERC issued an order authorizing the merger. In March 2018, the NRC issued an order approving the indirect ownership transfer of Wolf Creek Generating Station (Wolf Creek) and FCC consented to Transfer of Control applications that were filed by Great Plains Energy, KCP&L, GMO and Westar.
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
4. SUPPLEMENTAL CASH FLOW INFORMATION

Great Plains Energy Other Operating Activities
Three Months Ended March 31	2018	2017
Cash flows affected by changes in:	(millions)
Receivables	$43.2	$55.5
Accounts receivable pledged as collateral	—	0.2
Fuel inventories	(1.8)	1.8
Materials and supplies	(1.1)	(4.2)
Accounts payable	(142.1)	(136.8)
Accrued taxes	37.6	36.3
Accrued interest	14.6	26.5
Deferred refueling outage costs	0.9	4.0
Pension and post-retirement benefit obligations	10.5	11.6
Allowance for equity funds used during construction	(1.4)	(1.0)
Fuel recovery mechanisms	(3.5)	(14.1)
ARO settlements	(4.5)	(4.3)
Other	18.5	17.5
Total other operating activities	$(29.1)	$(7.0)
Cash paid during the period:
Interest	$31.3	$34.2
Non-cash investing activities:
Liabilities accrued for capital expenditures	$25.4	$22.6

KCP&L Other Operating Activities
Three Months Ended March 31	2018	2017
Cash flows affected by changes in:	(millions)
Receivables	$47.9	$36.2
Fuel inventories	(1.0)	(0.5)
Materials and supplies	(1.8)	(3.1)
Accounts payable	(90.0)	(88.8)
Accrued taxes	25.0	35.5
Accrued interest	8.3	10.1
Deferred refueling outage costs	0.9	4.0
Pension and post-retirement benefit obligations	9.0	10.3
Allowance for equity funds used during construction	(1.4)	(1.0)
Fuel recovery mechanisms	1.2	(10.8)
ARO settlements	(3.6)	(3.9)
Other	3.8	(9.1)
Total other operating activities	$(1.7)	$(21.1)
Cash paid during the period:
Interest	$22.7	$22.5
Non-cash investing activities:
Liabilities accrued for capital expenditures	$19.5	$19.9
5. RECEIVABLES
Great Plains Energy's and KCP&L's receivables are detailed in the following table.

	March 31	December 31
	2018	2017
Great Plains Energy	(millions)
Customer accounts receivable - billed	$—	$3.7
Customer accounts receivable - unbilled	80.3	103.2
Allowance for doubtful accounts - customer accounts receivable	(5.0)	(4.7)
Other receivables	32.9	49.5
Total	$108.2	$151.7
KCP&L
Customer accounts receivable - billed	$—	$1.6
Customer accounts receivable - unbilled	50.4	67.6
Allowance for doubtful accounts - customer accounts receivable	(2.3)	(2.2)
Other receivables	26.2	39.3
Total	$74.3	$106.3

Great Plains Energy's and KCP&L's other receivables at March 31, 2018 and December 31, 2017, consisted primarily of receivables from partners in jointly owned electric utility plants and wholesale sales receivables. As of March 31, 2018, other receivables for Great Plains Energy included $2.7 million of receivables from contracts with customers. As of March 31, 2018, other receivables for KCP&L included $1.1 million of receivables from contracts with customers.
Great Plains Energy's and KCP&L's impairment losses recognized on receivables were $2.4 million and $1.7 million, respectively, for the three months ended March 31, 2018 and $2.2 million and $1.5 million, respectively, for the three months ended March 31, 2017.

Sale of Accounts Receivable – KCP&L and GMO
KCP&L and GMO sell all of their retail electric accounts receivable to their wholly owned subsidiaries, KCP&L Receivables Company and GMO Receivables Company, respectively, which in turn sell an undivided percentage ownership interest in the accounts receivable to Victory Receivables Corporation, an independent outside investor. Each of KCP&L Receivables Company's and GMO Receivables Company's sale of the undivided percentage ownership interest in accounts receivable to Victory Receivables Corporation is accounted for as a secured borrowing with accounts receivable pledged as collateral and a corresponding short-term collateralized note payable recognized on the balance sheets.  At March 31, 2018 and December 31, 2017, Great Plains Energy's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $180.0 million. At March 31, 2018 and December 31, 2017, KCP&L's accounts receivable pledged as collateral and the corresponding short-term collateralized note payable were $130.0 million. KCP&L's agreement expires in September 2018 and allows for $130 million in aggregate outstanding principal amount of borrowings at any time. GMO's agreement expires in September 2018 and allows for $50 million in aggregate outstanding principal amount of borrowings from mid-November through mid-June and then $65 million from mid-June through mid-November.
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
Wolf Creek has elected to build a dry cask storage facility to expand its existing on-site spent nuclear fuel storage to provide additional capacity prior to 2025. Wolf Creek has finalized a settlement agreement through 2019 with the DOE for reimbursement of a significant portion of the costs to construct this facility that would not have otherwise been incurred had the DOE begun accepting spent nuclear fuel. Management expects the majority of the remaining cost to construct the dry cask storage facility that would not have otherwise been incurred will ultimately be reimbursed by the DOE. Management cannot predict when, or if, an off-site storage site or alternative disposal site will be available to receive Wolf Creek's spent nuclear fuel and will continue to monitor this activity.
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

Nuclear Decommissioning Trust Fund
Great Plains Energy's and KCP&L's nuclear decommissioning trust fund is reported at fair value on the balance sheets and is invested in equity and debt securities. The following table summarizes the unrealized gains and losses for equity and debt securities in the nuclear decommissioning trust fund.

Three Months Ended March 31	2018	2017
	(millions)
Net unrealized gains - equity securities	$83.7	$67.8
Net unrealized gains - debt securities	0.7	2.0
Total	$84.4	$69.8
7. REGULATORY MATTERS
KCP&L Missouri 2018 Rate Case Proceedings
In January 2018, KCP&L filed an application with the MPSC to request an increase to its retail revenues of $8.9 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 50.03%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs, transmission related costs and property tax costs. KCP&L also requested an additional $7.5 million increase associated with rebasing fuel and purchased power expense. An evidentiary hearing in the case is expected to occur in September 2018 with new rates expected to go into effect in December 2018.
GMO Missouri 2018 Rate Case Proceedings
In January 2018, GMO filed an application with the MPSC to request a decrease to its retail revenues of $2.4 million before rebasing fuel and purchased power expense, with a return on equity of 9.85% and a rate-making equity ratio of 54.4%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs and transmission related costs. GMO also requested a $21.7 million increase associated with rebasing fuel and purchased power expense. An evidentiary hearing in the case is expected to occur in September 2018 with new rates expected to go into effect in December 2018.
KCP&L Kansas 2018 Rate Case Proceedings
In May 2018, KCP&L filed an application with KCC to request an increase to its retail revenues of $26.2 million before rebasing property tax expense, with a return on equity of 9.85% and a rate-making equity ratio of 49.8%. The request reflects the impact of the Tax Cuts and Jobs Act and increases in infrastructure investment costs. KCP&L also requested an additional $6.7 million increase associated with rebasing property tax expense. An evidentiary hearing in the case is expected in the fourth quarter of 2018 with new rates expected to go into effect in December 2018.
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

	Pension Benefits		Other Benefits
Three Months Ended March 31	2018	2017	2018	2017
Components of net periodic benefit costs	(millions)
Service cost	$12.2	$11.0	$0.5	$0.5
Interest cost	12.7	13.4	1.2	1.3
Expected return on plan assets	(13.9)	(12.8)	(0.7)	(0.6)
Prior service cost	0.2	0.2	—	—
Recognized net actuarial (gain)/loss	11.4	12.4	—	(0.1)
Net periodic benefit costs before regulatory adjustment	22.6	24.2	1.0	1.1
Regulatory adjustment	0.6	0.8	—	1.3
Net periodic benefit costs	$23.2	$25.0	$1.0	$2.4
The components of net periodic benefit costs other than the service cost component are included in non-operating expenses on Great Plains Energy's and KCP&L's consolidated statements of comprehensive income.
For the three months ended March 31, 2018, Great Plains Energy contributed $13.7 million to the pension plans and expects to contribute an additional $70.3 million in 2018 to satisfy the Employee Retirement Income Security Act of 1974, as amended (ERISA) funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L. Also in 2018, Great Plains Energy expects to make contributions of $4.6 million to the post-retirement benefit plans, the majority of which is expected to be paid by KCP&L.
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
The following table summarizes Great Plains Energy's and KCP&L's equity compensation expense and the associated income tax benefit.

Three Months Ended March 31	2018	2017
Great Plains Energy	(millions)
Equity compensation expense	$1.8	$1.2
Income tax benefit	0.4	0.6
KCP&L
Equity compensation expense	$1.2	$0.8
Income tax benefit	0.2	0.4

Performance Shares
Performance share activity for the three months ended March 31, 2018, is summarized in the following table.

	Performance Shares	Grant Date Fair Value*
Beginning balance January 1, 2018	545,087	$29.12
Granted	209,937	29.35
Earned	(115,833)	24.01
Forfeited	(2,097)	30.65
Performance adjustment	(49,052)	24.01
Ending balance March 31, 2018	588,042	30.63
* weighted-average
At March 31, 2018, the remaining weighted-average contractual term was 1.8 years.  The weighted-average grant-date fair value of shares granted was $29.35 and $31.26 for the three months ended March 31, 2018, and 2017, respectively. At March 31, 2018, there was $10.7 million of total unrecognized compensation expense, net of forfeiture rates, related to performance shares granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term.  The total fair value of performance shares earned and paid was $2.8 million and $5.3 million for the three months ended March 31, 2018, and 2017, respectively.
The fair value of performance share awards is estimated using the market value of the Company's stock at the valuation date and a Monte Carlo simulation technique that incorporates assumptions for inputs of expected volatilities, dividend yield and risk-free rates. Expected volatility is based on daily stock price change during a historical period commensurate with the remaining term of the performance period of the grant. The risk-free rate is based upon the rate at the time of the evaluation for zero-coupon government bonds with a maturity consistent with the remaining performance period of the grant. The dividend yield is based on the most recent dividends paid and the actual closing stock price on the valuation date. For shares granted in 2018, inputs for expected volatility, dividend yield and risk-free rates were 17%, 3.72% and 2.34%, respectively.
Restricted Stock
Restricted stock activity for the three months ended March 31, 2018, is summarized in the following table.

	Nonvested Restricted Stock	Grant Date Fair Value*
Beginning balance January 1, 2018	192,402	$27.87
Granted and issued	70,001	29.08
Vested	(56,878)	26.12
Forfeited	(700)	28.87
Ending balance March 31, 2018	204,825	28.77
* weighted-average
At March 31, 2018, the remaining weighted-average contractual term was 1.9 years.  The weighted-average grant-date fair value of shares granted was $29.08 and $28.60 for the three months ended March 31, 2018, and 2017, respectively. At March 31, 2018, there was $3.5 million of total unrecognized compensation expense, net of forfeiture rates, related to nonvested restricted stock granted under the Long-Term Incentive Plan, which will be recognized over the remaining weighted-average contractual term. Total fair value of shares vested was $1.5 million and $2.3 million for the three months ended March 31, 2018, and 2017, respectively.
10. SHORT-TERM BORROWINGS AND SHORT-TERM BANK LINES OF CREDIT
Great Plains Energy's $200 Million Revolving Credit Facility
Great Plains Energy's $200 million revolving credit facility with a group of banks expires in October 2019.  The facility's terms permit transfers of unused commitments between this facility and the KCP&L and GMO facilities discussed below, with the total amount of the facility not exceeding $400 million at any one time.  A default by Great Plains Energy or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, Great Plains Energy is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times. At March 31, 2018, Great Plains Energy was in compliance with this covenant.  At March 31, 2018, Great Plains Energy had $23.0 million of outstanding cash borrowings at a weighted-average interest rate of 3.23% and had issued $1.0 million in letters of credit under the credit facility. At December 31, 2017, Great Plains Energy had $11.0 million of outstanding cash borrowings at a weighted-average interest rate of 2.94% and had issued $1.0 million in letters of credit under the credit facility.
KCP&L's $600 Million Revolving Credit Facility and Commercial Paper
KCP&L's $600 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and KCP&L may transfer up to $200 million of unused commitments between Great Plains Energy's and KCP&L's facilities.  A default by KCP&L on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, KCP&L is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2018, KCP&L was in compliance with this covenant.  At March 31, 2018, KCP&L had $288.3 million of commercial paper outstanding at a weighted-average interest rate of 2.39%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2017, KCP&L had $167.5 million of commercial paper outstanding at a weighted-average interest rate of 1.95%, had issued letters of credit totaling $2.7 million and had no outstanding cash borrowings under the credit facility.
GMO's $450 Million Revolving Credit Facility and Commercial Paper
GMO's $450 million revolving credit facility with a group of banks provides support for its issuance of commercial paper and other general corporate purposes and expires in October 2019.  Great Plains Energy and GMO may transfer up to $200 million of unused commitments between Great Plains Energy's and GMO's facilities.   A default by GMO or any of its significant subsidiaries on other indebtedness totaling more than $50.0 million is a default under the facility.  Under the terms of this facility, GMO is required to maintain a consolidated indebtedness to consolidated capitalization ratio, as defined in the facility, not greater than 0.65 to 1.00 at all times.  At March 31, 2018, GMO was in compliance with this covenant.  At March 31, 2018, GMO had $235.5 million of commercial paper outstanding at a weighted-average interest rate of 2.38%, had issued letters of credit totaling $2.1 million and had no outstanding cash borrowings under the credit facility.  At December 31, 2017, GMO had $209.3 million of commercial paper outstanding at a weighted-average interest rate of 1.85%, had issued letters of credit totaling $2.1 million and had no outstanding cash borrowings under the credit facility.

11. LONG-TERM DEBT
Great Plains Energy's and KCP&L's long-term debt is detailed in the following table.

		March 31	December 31
	Year Due	2018	2017
KCP&L		(millions)
General Mortgage Bonds
2.95% EIRR bonds	2023	$79.5	$79.5
7.15% Series 2009A (8.59% rate)(a)	2019	400.0	400.0
Senior Notes
6.375% Series (7.49% rate)(a)	2018	—	350.0
3.15% Series	2023	300.0	300.0
3.65% Series	2025	350.0	350.0
6.05% Series (5.78% rate)(a)	2035	250.0	250.0
5.30% Series	2041	400.0	400.0
4.20% Series	2047	300.0	300.0
4.20% Series	2048	300.0	—
EIRR Bonds
1.349% Series 2007A and 2007B(b)	2035	146.5	146.5
2.875% Series 2008	2038	23.4	23.4
Current maturities		—	(350.0)
Unamortized discount and debt issuance costs		(20.1)	(17.2)
Total KCP&L excluding current maturities(c)		2,529.3	2,232.2
Other Great Plains Energy
GMO First Mortgage Bonds 9.44% Series	2019-2021	3.4	4.6
GMO Senior Notes
8.27% Series	2021	80.9	80.9
3.49% Series A	2025	125.0	125.0
4.06% Series B	2033	75.0	75.0
4.74% Series C	2043	150.0	150.0
GMO Medium Term Notes
7.33% Series	2023	3.0	3.0
7.17% Series	2023	7.0	7.0
Great Plains Energy Senior Notes
4.85% Series	2021	350.0	350.0
5.292% Series	2022	287.5	287.5
Current maturities		(1.1)	(1.1)
Unamortized discount and premium, net and debt issuance costs		(1.5)	(1.5)
Total Great Plains Energy excluding current maturities(c)		$3,608.5	$3,312.6

(a)	Rate after amortizing gains/losses recognized in other comprehensive income (OCI) on settlements of interest rate hedging instruments

(b)	Variable rate

(c)
At March 31, 2018 and December 31, 2017, does not include $50.0 million and $21.9 million of secured Series 2005 Environmental Improvement Revenue Refunding (EIRR) bonds because the bonds were repurchased in September 2015 and are held by KCP&L

KCP&L Senior Notes
In March 2018, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2048. KCP&L also repaid its $350.0 million of 6.375% unsecured Senior Notes at maturity in March 2018.

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
Climate Change
The Companies' current baseload generation capacity is primarily coal-fired and is estimated to produce about one ton of carbon dioxide (CO2) per MWh, or approximately 17 million tons and 13 million tons per year for Great Plains Energy and KCP&L, respectively. The Companies are subject to existing greenhouse gas reporting regulations and certain greenhouse gas emission requirements.  Federal or state legislation concerning the reduction of emissions of greenhouse gases, including CO2, could be enacted in the future. At the international level, the Paris Agreement was adopted in December 2015 by nearly 200 countries and became effective in November 2016. The Paris Agreement does not result in any new, legally binding obligations on the U.S. to meet a particular greenhouse gas emissions target, but establishes a framework for international cooperation on climate change. In June 2017, U.S. President Donald Trump announced the U.S. would withdraw from the Paris Agreement. Under the rules of the Paris Agreement, the earliest any country can withdraw is November 2020. Other international agreements legally binding on the U.S. may be reached in the future. Greenhouse gas legislation has the potential of having significant financial and operational impacts on Great Plains Energy and KCP&L; however, the ultimate financial and operational consequences to Great Plains Energy and KCP&L cannot be determined until such legislation is passed. In the absence of new Congressional mandates, the EPA is proceeding with the regulation of greenhouse gases under the existing Clean Air Act.

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
Solid Waste
Solid and hazardous waste generation, storage, transportation, treatment and disposal are regulated at the federal and state levels under various laws and regulations.  In December 2014, the EPA finalized regulations to regulate coal combustion residuals (CCRs) under the Resource Conservation and Recovery Act (RCRA) subtitle D to address the risks from the disposal of CCRs generated from the combustion of coal at electric generating facilities.  The Companies use coal in generating electricity and dispose of the CCRs in both on-site facilities and facilities owned by third parties.  KCP&L's Iatan, La Cygne, and Montrose Stations and GMO's Sibley Station have on-site facilities affected by the rule. The rule requires periodic assessments; groundwater monitoring; location restrictions; design and operating requirements; recordkeeping and notifications; and closure, among other requirements, for CCR units. The rule took effect in October 2015 with various obligations effective at specified times within the rule. Estimated capital costs to comply with the CCR rule are included in the estimated capital expenditures table above. Certain requirements of the rule would require Great Plains Energy or KCP&L to expedite or incur additional capital expenditures in the future.
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
At March 31, 2018 and December 31, 2017, KCP&L had $0.3 million accrued for environmental remediation expenses, which covers ground water monitoring at a former MGP site.  The amount accrued was established on an undiscounted basis and KCP&L does not currently have an estimated time frame over which the accrued amount may be paid.
In addition to the $0.3 million accrual above, at March 31, 2018 and December 31, 2017, Great Plains Energy had $1.5 million accrued for the future investigation and remediation of certain additional GMO identified MGP sites and retained liabilities.  This estimate was based upon review of the potential costs associated with conducting investigative and remedial actions at identified sites, as well as the likelihood of whether such actions will be necessary.  This estimate could change materially after further investigation, and could also be affected by the actions of environmental agencies and the financial viability of other potentially responsible parties; however, given the uncertainty of these items the possible loss or range of loss in excess of the amount accrued is not estimable.
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
13. RELATED PARTY TRANSACTIONS AND RELATIONSHIPS
KCP&L employees manage GMO's business and operate its facilities at cost, including GMO's 18% ownership interest in KCP&L's Iatan Nos. 1 and 2.  The operating expenses and capital costs billed from KCP&L to GMO were $46.4 million and $47.9 million, respectively, for the three months ended March 31, 2018 and 2017.

KCP&L and GMO are also authorized to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO from Great Plains Energy and between KCP&L and GMO. At March 31, 2018 and December 31, 2017, KCP&L had no outstanding receivables or payables under the money pool.
The following table summarizes KCP&L's related party net receivables.

	March 31	December 31
	2018	2017
	(millions)
Net receivable from GMO	$50.5	$65.8
Net receivable from Great Plains Energy	18.6	18.9
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
The fair value of the interest rate swaps recorded on Great Plains Energy's balance sheets reflects a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of the interest rate swaps. The contingency factor was 0.3 and 0.35 at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018 and December 31, 2017, the fair value of the interest rate swaps was $98.4 million and $91.4 million, respectively, and was recorded on Great Plains Energy's consolidated balance sheets in interest rate derivative instruments.

Due to the redemption of Great Plains Energy's $4.3 billion senior notes in July 2017 and the fact that the interest rate swaps no longer serve as economic hedges, Great Plains Energy recorded changes in the fair value of the interest rate swaps after July 2017 in non-operating income on Great Plains Energy's consolidated statements of comprehensive income (loss). All changes in the fair value of the interest rate swaps prior to July 2017 were recorded in interest charges. For the three months ended March 31, 2018, Great Plains Energy recognized a $7.0 million gain for the change in fair value of the interest rate swaps in non-operating income. For the three months ended March 31, 2017, Great Plains Energy recognized a $12.1 million gain for the change in fair value of the interest rate swaps in interest charges.
Fair Value of Long-Term Debt
Great Plains Energy and KCP&L record long-term debt on the balance sheet at amortized cost. The fair value of long-term debt is measured as a Level 2 liability. At March 31, 2018, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.6 billion and $3.8 billion, respectively. At December 31, 2017, the book value and fair value of Great Plains Energy's long-term debt, including current maturities, were $3.7 billion and $4.0 billion, respectively. At March 31, 2018, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.5 billion and $2.7 billion, respectively. At December 31, 2017, the book value and fair value of KCP&L's long-term debt, including current maturities, were $2.6 billion and $2.8 billion, respectively.
Supplemental Executive Retirement Plan
At March 31, 2018 and December 31, 2017, GMO's Supplemental Executive Retirement Plan (SERP) rabbi trusts included $14.2 million and $14.7 million, respectively, of fixed income funds valued at net asset value per share (or its equivalent) that are not categorized in the fair value hierarchy. The fixed income fund invests primarily in intermediate and long-term debt securities, can be redeemed immediately and is not subject to any restrictions on redemptions.

The following tables include Great Plains Energy's and KCP&L's balances of financial assets and liabilities measured at fair value on a recurring basis.

Description	March 31 2018	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$179.6	$179.6	$—	$—
Debt securities
U.S. Treasury	35.0	35.0	—	—
U.S. Agency	0.4	—	0.4	—
State and local obligations	2.1	—	2.1	—
Corporate bonds	32.7	—	32.7	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	4.4	4.4	—	—
Other	1.0	1.0	—	—
Total nuclear decommissioning trust	255.3	220.0	35.3	—
Self-insured health plan trust (b)
Equity securities	0.4	0.4	—	—
Debt securities	2.1	0.1	2.0	—
Cash and cash equivalents	8.6	8.6	—	—
Total self-insured health plan trust	11.1	9.1	2.0	—
Total	$266.4	$229.1	$37.3	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$98.4	$—	$—	$98.4
Total	$98.4	$—	$—	$98.4
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$255.3	$220.0	$35.3	$—
Self-insured health plan trust (b)	11.1	9.1	2.0	—
Interest rate derivative instruments (c)	98.4	—	—	98.4
Total	$364.8	$229.1	$37.3	$98.4

Description	December 31 2017	Level 1	Level 2	Level 3
KCP&L	(millions)
Assets
Nuclear decommissioning trust (a)
Equity securities	$183.8	$183.8	$—	$—
Debt securities
U.S. Treasury	35.3	35.3	—	—
U.S. Agency	0.4	—	0.4	—
State and local obligations	2.1	—	2.1	—
Corporate bonds	34.1	—	34.1	—
Foreign governments	0.1	—	0.1	—
Cash equivalents	2.5	2.5	—	—
Other	0.1	0.1	—	—
Total nuclear decommissioning trust	258.4	221.7	36.7	—
Self-insured health plan trust (b)
Equity securities	0.5	0.5	—	—
Debt securities	2.7	0.3	2.4	—
Cash and cash equivalents	7.7	7.7	—	—
Total self-insured health plan trust	10.9	8.5	2.4	—
Total	$269.3	$230.2	$39.1	$—
Other Great Plains Energy
Assets
Interest rate derivative instruments (c)	$91.4	$—	$—	$91.4
Total	$91.4	$—	$—	$91.4
Great Plains Energy
Assets
Nuclear decommissioning trust (a)	$258.4	$221.7	$36.7	$—
Self-insured health plan trust (b)	10.9	8.5	2.4	—
Interest rate derivative instruments (c)	91.4	—	—	91.4
Total	$360.7	$230.2	$39.1	$91.4

(a)	Fair value is based on quoted market prices of the investments held by the fund and/or valuation models.

(b)
Fair value is based on quoted market prices of the investments held by the trust. Debt securities classified as Level 1 are comprised of U.S. Treasury securities. Debt securities classified as Level 2 are comprised of corporate bonds, U.S. Agency, state and local obligations, and other asset-backed securities.

(c)
The fair value of interest rate derivative instruments is based on a settlement value, discounted by a contingency factor that management believes is representative of what a market participant would use in valuing these instruments in order to account for the contingent nature of the cash settlement of these instruments. At March 31, 2018 and December 31, 2017, the settlement value was $140.6 million with a contingency factor of 0.3 and 0.35, respectively. A decrease in the contingency factor would result in a higher fair value measurement. The contingency factor will increase or decrease in response to facts and circumstances that in the view of a market participant, would increase or decrease the likelihood that the merger with Westar is not consummated. Because of the unobservable nature of the contingency factor, the interest rate derivatives have been classified as Level 3.

The following table reconciles the beginning and ending balances for all Level 3 assets measured at fair value on a recurring basis.

Great Plains Energy
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Derivative Instruments
	2018	2017
	(millions)
Net asset at January 1	$91.4	$79.3
Total realized/unrealized gains:
included in interest charges	—	12.1
included in non-operating income	7.0	—
Net asset at March 31	$98.4	$91.4
Total unrealized gains relating to assets still on the consolidated balance sheet at March 31:
included in interest charges	$—	$12.1
included in non-operating income	7.0	—
15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following tables reflect the change in the balances of each component of accumulated other comprehensive income (loss) for Great Plains Energy and KCP&L.

Great Plains Energy
	Gains and Losses on Cash Flow Hedges(a)	Defined Benefit Pension Items(a)	Total(a)
Three Months Ended March 31, 2018	(millions)
Beginning balance January 1	$0.4	$(2.6)	$(2.2)
Amounts reclassified from accumulated other comprehensive loss	0.9	0.1	1.0
Net current period other comprehensive income	0.9	0.1	1.0
Ending balance March 31	$1.3	$(2.5)	$(1.2)
Three Months Ended March 31, 2017
Beginning balance January 1	$(4.5)	$(2.1)	$(6.6)
Amounts reclassified from accumulated other comprehensive loss	1.4	0.1	1.5
Net current period other comprehensive income	1.4	0.1	1.5
Ending balance March 31	$(3.1)	$(2.0)	$(5.1)
(a) Net of tax

KCP&L
Gains and Losses on Cash Flow Hedges(a)
Three Months Ended March 31, 2018	(millions)
Beginning balance January 1	$0.4
Amounts reclassified from accumulated other comprehensive income	0.9
Net current period other comprehensive income	0.9
Ending balance March 31	$1.3
Three Months Ended March 31, 2017
Beginning balance January 1	$(4.2)
Amounts reclassified from accumulated other comprehensive loss	1.3
Net current period other comprehensive income	1.3
Ending balance March 31	$(2.9)
(a) Net of tax
The following tables reflect the effect on certain line items of net income from amounts reclassified out of each component of accumulated other comprehensive income (loss) for Great Plains Energy and KCP&L.

Great Plains Energy
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Loss		Affected Line Item in the Income Statement
Three Months Ended March 31	2018	2017
	(millions)
Gains (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(1.2)	$(2.3)	Interest charges
	(1.2)	(2.3)	Income before income tax expense and income from equity investments
	0.3	0.9	Income tax benefit
	$(0.9)	$(1.4)	Net income (loss)
Amortization of defined benefit pension items
Net losses included in net periodic benefit costs	$(0.1)	$(0.2)	Non-operating expenses
	(0.1)	(0.2)	Income before income tax expense and income from equity investments
	—	0.1	Income tax benefit
	$(0.1)	$(0.1)	Net income (loss)

Total reclassifications, net of tax	$(1.0)	$(1.5)	Net income (loss)

KCP&L
Details about Accumulated Other Comprehensive Loss Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Income Statement
Three Months Ended March 31	2018	2017
	(millions)
Gains (losses) on cash flow hedges (effective portion)
Interest rate contracts	$(1.2)	$(2.2)	Interest charges
	(1.2)	(2.2)	Income before income tax expense
	0.3	0.9	Income tax benefit
Total reclassifications, net of tax	$(0.9)	$(1.3)	Net income
16. TAXES
Components of income tax expense are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2018	2017
Current income taxes	(millions)
Federal	$—	$—
State	—	0.2
Total	—	0.2
Deferred income taxes
Federal	3.2	(4.5)
State	2.6	(1.1)
Total	5.8	(5.6)
Investment tax credit amortization	(0.3)	(0.4)
Income tax expense (benefit)	$5.5	$(5.8)

KCP&L
Three Months Ended March 31	2018	2017
Current income taxes	(millions)
Federal	$(1.3)	$(0.1)
State	(0.5)	—
Total	(1.8)	(0.1)
Deferred income taxes
Federal	3.6	7.8
State	2.0	1.4
Total	5.6	9.2
Investment tax credit amortization	(0.3)	(0.3)
Income tax expense	$3.5	$8.8

Effective Income Tax Rates
Effective income tax rates reflected in the financial statements and the reasons for their differences from the statutory federal rates are detailed in the following tables.

Great Plains Energy
Three Months Ended March 31	2018	2017
Federal statutory income tax rate	21.0%	35.0%
Effect of regulatory treatment of book and tax differences	(9.6)	—
Amortization of investment tax credits	(0.4)	(0.4)
Federal income tax credits	(4.1)	(1.5)
State income taxes	5.2	4.2
Transaction-related costs	0.1	3.1
Other	1.4	(2.5)
Effective income tax rate	13.6%	37.9%

KCP&L
Three Months Ended March 31	2018	2017
Federal statutory income tax rate	21.0%	35.0%
Effect of regulatory treatment of book and tax differences	(7.2)	(0.1)
Amortization of investment tax credits	(0.4)	(0.3)
Federal income tax credits	(5.3)	(1.8)
State income taxes	5.1	4.0
Other	1.7	1.5
Effective income tax rate	14.9%	38.3%
The decrease in Great Plains Energy's and KCP&L's effective income tax rates for the three months ended March 31, 2018, compared to the same period in 2017, is primarily driven by the impacts of the Tax Cuts and Jobs Act which reduced the federal statutory income tax rate from 35% to 21% beginning in 2018.
Tax Reform
In December 2017, the U.S. Congress passed and President Donald Trump signed Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act represents the first major reform in U.S. income tax law since 1986. Most notably, the Tax Cuts and Jobs Act reduces the current top corporate income tax rate from 35% to 21% beginning in 2018, repeals the corporate Alternative Minimum Tax (AMT), makes existing AMT tax credit carryforwards refundable, and changes the deductibility and taxability of certain items, among other things.
KCP&L and GMO currently recover the cost of income taxes in rates from their customers based on the 35% federal corporate income tax rate. Both KCP&L and GMO have announced their intentions to pass the income tax savings generated by the tax rate change, currently estimated at approximately $100 million annually, through to customers as part of general rate cases recently filed in both Missouri and Kansas. In January 2018, KCC issued an order requiring certain regulated public utilities, including KCP&L, to begin recording a regulatory liability for the difference between the new corporate tax rate and amounts currently collected in rates. The treatment of the regulatory liability will be addressed by KCC in future orders.

As a result of the KCC order discussed above and the probability that KCP&L and GMO will be required to make similar refunds to their Missouri customers, Great Plains Energy and KCP&L have recorded regulatory liabilities as of March 31, 2018 of $21.9 million and $15.2 million, respectively. The actual regulatory treatment of tax reform and these regulatory liabilities will not be known until orders specifying the treatment are received from the MPSC and KCC and any amounts ultimately refunded to customers could differ from the amounts recorded.

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
The following tables reflect summarized financial information concerning Great Plains Energy's reportable segment.

Three Months Ended March 31, 2018	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$583.9	$—	$—	$583.9
Depreciation and amortization	(93.7)	—	—	(93.7)
Interest (charges) income	(47.8)	(8.3)	8.0	(48.1)
Income tax expense	(2.9)	(2.6)	—	(5.5)
Net income	28.0	7.0	—	35.0

Three Months Ended March 31, 2017	Electric Utility	Other	Eliminations	Great Plains Energy
	(millions)
Operating revenues	$570.7	$—	$—	$570.7
Depreciation and amortization	(90.3)	—	—	(90.3)
Interest (charges) income	(50.1)	(24.5)	8.0	(66.6)
Income tax (expense) benefit	(10.1)	15.9	—	5.8
Net income (loss)	16.1	(25.7)	—	(9.6)

	Electric Utility	Other	Eliminations	Great Plains Energy
March 31, 2018	(millions)
Assets	$11,529.0	$1,304.1	$(384.7)	$12,448.4
Capital expenditures (a)	119.7	—	—	119.7
December 31, 2017
Assets	$11,508.1	$1,285.7	$(335.9)	$12,457.9
Capital expenditures (a)	573.5	—	—	573.5
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
Great Plains Energy's sole reportable business segment is Electric Utility. Electric Utility consists of KCP&L, a regulated utility, GMO's regulated utility operations and GMO Receivables Company.  Electric Utility has approximately 6,500 MWs of owned generating capacity and engages in the generation, transmission, distribution and sale of electricity to approximately 870,500 customers in the states of Missouri and Kansas.  Electric Utility's retail electricity rates are comparable to the national average of investor-owned utilities.
Great Plains Energy's corporate and other activities not included in the sole reportable business segment includes GMO activity other than its regulated utility operations, GPETHC and unallocated corporate charges including certain costs to achieve the anticipated merger with Westar.
Anticipated Merger with Westar Energy, Inc.
On July 9, 2017, Great Plains Energy entered into an Amended Merger Agreement by and among Great Plains Energy, Westar, Holdco, and Merger Sub. Pursuant to the Amended Merger Agreement, subject to the satisfaction or waiver of certain conditions, Great Plains Energy will merge with and into Holdco, with Holdco surviving such merger, and Merger Sub will merge with and into Westar, with Westar surviving such merger. Upon closing, pursuant to the Amended Merger Agreement, each outstanding share of Great Plains Energy's and Westar's common stock will be converted into the right to receive 0.5981 and 1.0, respectively, of validly issued, fully paid and nonassessable shares of common stock, no par value, of Holdco. Following the mergers, Holdco, with a new name that has yet to be publicly announced, will be the parent of Great Plains Energy's direct subsidiaries, including KCP&L, and Westar.
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
Great Plains Energy's anticipated merger with Westar was unanimously approved by the Great Plains Energy Board and Westar Board of Directors, has received the approvals of each of Great Plains Energy's and Westar's shareholders, the NRC, FERC and FCC and has received early termination of the waiting period under the HSR Act with respect to antitrust review. The anticipated merger remains subject to regulatory approvals from KCC and the MPSC as well as other contractual conditions.
See Note 3 to the consolidated financial statements for more information regarding the anticipated merger.
Earnings Overview
Great Plains Energy had earnings available for common shareholders of $35.0 million or $0.16 per share for the three months ended March 31, 2018, compared to a loss of $24.7 million or $0.11 per share for the same period in 2017. This increase in earnings was largely driven by colder weather; an increase in weather-normalized retail demand; a decrease in costs to achieve the anticipated merger with Westar; lower interest charges and preferred stock dividend requirements; partially offset by a provision for rate refund related to the Tax Cuts and Jobs Act and higher income tax expense.
For additional information regarding the change in earnings (loss), refer to the Great Plains Energy Results of Operations and the Electric Utility Results of Operations sections within this Management's Discussion and Analysis of Financial Condition and Results of Operations.
Adjusted Earnings (Non-GAAP) and Adjusted Earnings Per Share (Non-GAAP)
Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended March 31, 2018, were $29.4 million or $0.19 per share, respectively. Great Plains Energy's adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) for the three months ended March 31, 2017, were $19.9 million and $0.13, respectively. In addition to earnings (loss) available for common shareholders and diluted earnings (loss) per common share, Great Plains Energy's management uses adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP) to evaluate earnings and earnings per share without the impact of the anticipated merger with Westar.
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
The following table provides a reconciliation between earnings (loss) available for common shareholders and diluted earnings (loss) per common share as determined in accordance with GAAP and adjusted earnings (non-GAAP) and adjusted earnings per share (non-GAAP):

Reconciliation of GAAP to Non-GAAP	Earnings (Loss)		Earnings (Loss) per Diluted Share
Three Months Ended March 31	2018	2017	2018	2017
	(millions, except per share amounts)
Earnings (loss) available for common shareholders	$35.0	$(24.7)	$0.16	$(0.11)
Costs to achieve the anticipated merger with Westar:
Operating expense, pre-tax (a)	2.9	39.4	0.02	0.25
Financing, pre-tax (b)	—	26.6	—	0.17
Mark-to-market impacts of interest rate swaps, pre-tax (c)	(7.0)	(12.1)	(0.05)	(0.08)
Interest income, pre-tax (d)	(3.5)	(4.6)	(0.02)	(0.03)
Income tax expense (benefit) (e)	2.0	(19.8)	0.02	(0.13)
Preferred stock (f)	—	15.1	—	0.10
Impact of October 2016 share issuance (g)	N/A	N/A	0.06	(0.04)
Adjusted earnings (non-GAAP)	$29.4	$19.9	$0.19	$0.13
Average Shares Outstanding			(millions)
Shares used in calculating diluted earnings (loss) per common share			216.0	215.3
Adjustment for October 2016 share issuance (g)			(60.5)	(60.5)
Shares used in calculating adjusted earnings per share (non-GAAP)			155.5	154.8
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
(e) Reflects an income tax effect calculated at a 25.74% statutory rate for 2018 and a 38.9% statutory rate for 2017, with the exception of certain non-deductible legal and financing fees.
(f) Reflects reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock and are included in Preferred stock dividend requirements on the consolidated statements of comprehensive income (loss).
(g) Reflects the average share impact of Great Plains Energy's issuance of 60.5 million shares of common stock in October 2016.

Regulatory Proceedings
See Note 7 to the consolidated financial statements for information regarding regulatory proceedings.
Impact of Recently Issued Accounting Standards
See Note 1 to the consolidated financial statements for information regarding the impact of recently issued accounting standards.
Wolf Creek Refueling Outage
Wolf Creek's most recent refueling outage began on March 31, 2018 and the unit is expected to return to service in May 2018. Wolf Creek's next refueling outage is planned to begin in the third quarter of 2019.

ENVIRONMENTAL MATTERS
See Note 12 to the consolidated financial statements for information regarding environmental matters.
RELATED PARTY TRANSACTIONS
See Note 13 to the consolidated financial statements for information regarding related party transactions.
GREAT PLAINS ENERGY RESULTS OF OPERATIONS
The following table summarizes Great Plains Energy's comparative results of operations.

Three Months Ended March 31	2018	2017
	(millions)
Operating revenues	$583.9	$570.7
Fuel and purchased power	(154.3)	(126.5)
Transmission	(25.4)	(23.1)
Other operating expenses	(221.3)	(232.3)
Costs to achieve the anticipated merger with Westar	(2.9)	(39.4)
Depreciation and amortization	(93.7)	(90.3)
Operating income	86.3	59.1
Non-operating income and expenses	1.3	(8.8)
Interest charges	(48.1)	(66.6)
Income tax (expense) benefit	(5.5)	5.8
Income from equity investments	1.0	0.9
Net income (loss)	35.0	(9.6)
Preferred dividends	—	(15.1)
Earnings (loss) available for common shareholders	$35.0	$(24.7)
Reconciliation of gross margin to operating revenues:
Operating revenues	$583.9	$570.7
Fuel and purchased power	(154.3)	(126.5)
Transmission	(25.4)	(23.1)
Gross margin (a)	$404.2	$421.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin below.
Electric Utility Segment
Electric Utility's net income increased $11.9 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to:

•
a $16.9 million decrease in gross margin driven by a provision for rate refund related to the Tax Cuts and Jobs Act and the income statement presentation of sales taxes and franchise fees collected from KCP&L Missouri customers; partially offset by colder weather and an increase in weather-normalized retail demand;

•
a $10.7 million decrease in other operating expense primarily driven by the income statement presentation of sales taxes and franchise fees collected from KCP&L Missouri customers; partially offset by an increase in program costs for energy efficiency programs under the Missouri Energy Efficiency Investment Act (MEEIA) and an increase in plant operating and maintenance expenses at coal units;

•	a $9.5 million decrease in costs to achieve the anticipated merger with Westar primarily due to decreased consulting fees and severance expenses; and

•
a $7.2 million decrease in income tax expense primarily driven by a decrease in the federal statutory income tax rate in 2018 and an increase in flow-through items primarily consisting of amortization of regulatory liabilities for excess deferred income taxes generated as a result of the enactment of the Tax Cuts and Jobs Act in December 2017.
Corporate and Other Activities
Great Plains Energy's corporate and other activities earnings increased $47.8 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to:

•	a $27.0 million decrease in operating expenses for costs to achieve the anticipated merger with Westar;

•	a $14.5 million decrease in interest charges primarily due to:

◦
$26.6 million of costs incurred to finance the acquisition of Westar under the Original Merger Agreement in 2017, including fees for a bridge term loan facility and interest on Great Plains Energy's $4.3 billion senior notes issued in March 2017 and redeemed in July 2017; and

◦
a $12.1 million mark-to-market gain in 2017 on deal contingent interest rate swaps entered into in June 2016 to hedge against interest rate fluctuations prior to Great Plains Energy's issuance of $4.3 billion senior notes in March 2017;

•
a $5.9 million increase in non-operating income due to a $7.0 million mark-to-market gain on deal contingent interest rate swaps in 2018, partially offset by a decrease of $1.1 million of interest income earned on decreased cash and cash equivalents at Great Plains Energy in 2018;

•	a $17.7 million increase in income tax expense related to these items; and

•
a $15.1 million decrease in reductions to earnings available for common shareholders related to preferred stock dividend requirements for Great Plains Energy's Series B Preferred Stock that was redeemed in August 2017.

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

ELECTRIC UTILITY RESULTS OF OPERATIONS
The following table summarizes Electric Utility's results of operations.

Three Months Ended March 31	2018	2017
	(millions)
Operating revenues	$583.9	$570.7
Fuel and purchased power	(154.3)	(126.5)
Transmission	(25.4)	(23.1)
Other operating expenses	(220.7)	(231.4)
Costs to achieve the anticipated merger with Westar	(2.2)	(11.7)
Depreciation and amortization	(93.7)	(90.3)
Operating income	87.6	87.7
Non-operating income and expenses	(8.9)	(11.4)
Interest charges	(47.8)	(50.1)
Income tax expense	(2.9)	(10.1)
Net income	$28.0	$16.1
Reconciliation of gross margin to operating revenues
Operating revenues	$583.9	$570.7
Fuel and purchased power	(154.3)	(126.5)
Transmission	(25.4)	(23.1)
Gross margin (a)	$404.2	$421.1

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
Electric Utility Gross Margin and MWh Sales
The following tables summarize Electric Utility's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$243.0	$221.9	10	2,320	2,028	14
Commercial	246.0	244.5	1	2,653	2,541	4
Industrial	52.1	52.8	(1)	725	739	(2)
Other retail revenues	4.5	4.6	(3)	26	27	(2)
Total electric retail	545.6	523.8	4	5,724	5,335	7
Wholesale revenues	6.0	23.7	(75)	1,521	1,948	(22)
Other revenues	32.3	23.2	40	N/A	N/A	N/A
Operating revenues	583.9	570.7	2	7,245	7,283	(1)
Fuel and purchased power	(154.3)	(126.5)	22
Transmission	(25.4)	(23.1)	10
Gross margin (a)	$404.2	$421.1	(4)
(a) Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

Electric Utility's gross margin decreased $16.9 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by:

•
a $21.9 million decrease due to a provision for rate refund in 2018 at KCP&L and GMO for Missouri and Kansas customers for the difference in federal income taxes collected in current rates at 35% and the new federal corporate income tax rate of 21% effective in January 2018 as a result of the Tax Cuts and Jobs Act;

•
$16.0 million of sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of the Company's adoption of ASC 606, Revenue from Contracts with Customers, these items are now presented net in revenue in 2018;

•	an estimated $18 million increase due to colder weather driven by a 27% increase in heating degree days in the first quarter of 2018;

•	an estimated $6 million increase due to weather-normalized retail demand; and

•	a $1.8 million increase for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense.
Electric Utility Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
Electric Utility's other operating expenses decreased $10.7 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by:

•
a $16.1 million decrease in general taxes primarily due to sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of the Company's adoption of ASC 606, Revenue from Contracts with Customers, these items are now presented net in revenue in 2018;

•	a $1.8 million increase in program costs for energy efficiency program under MEEIA, which have a direct offset in revenue; and

•	a $1.1 million increase in plant operating and maintenance expense at coal units, primarily due to outages.
Electric Utility Costs to Achieve the Anticipated Merger with Westar
Electric Utility's costs to achieve the anticipated merger with Westar decreased $9.5 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a $5.3 million decrease in consulting fees and a $4.0 million decrease in certain severance expenses related to the anticipated merger with Westar.
Electric Utility Income Tax Expense
Electric Utility's income tax expense decreased $7.2 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by an $8.1 million decrease in income tax expense related to the enactment of the Tax Cuts and Jobs Act consisting of:

•	a $4.1 million decrease in income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; and

•
a $4.0 million decrease in income tax expense due to an increase in flow-through items primarily consisting of amortization of regulatory liabilities for excess deferred income taxes generated as a result of the enactment of the Tax Cuts and Jobs Act in December 2017.

GREAT PLAINS ENERGY SIGNIFICANT BALANCE SHEET CHANGES
(March 31, 2018 compared to December 31, 2017)

•	Great Plains Energy's receivables, net decreased $43.5 million primarily due to seasonal decreases in customer accounts receivable.

•
Great Plains Energy's commercial paper increased $147.0 million due to an increase in commercial paper of $120.8 million at KCP&L and $26.2 million at GMO due to borrowings for general corporate purposes.

•	Great Plains Energy's current maturities of long-term debt decreased $350.0 million due to the repayment of KCP&L's $350.0 million of 6.375% unsecured Senior Notes at maturity in March 2018.

•	Great Plains Energy's accounts payable decreased $154.0 million primarily due to the timing of cash payments.

•	Great Plains Energy's accrued taxes increased $37.6 million primarily due to the timing of property tax payments.

•	Great Plains Energy's long-term debt increased $295.9 million primarily due to KCP&L's issuance of $300.0 million of 4.20% unsecured Senior Notes in March 2018.

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
Great Plains Energy's liquid resources at March 31, 2018, consisted of $1.1 billion of cash and cash equivalents on hand and $697.4 million of available borrowing capacity from unused bank lines of credit and receivable sale agreements.  The available borrowing capacity consisted of $176.0 million from Great Plains Energy's revolving credit facility, $309.0 million from KCP&L's credit facilities and $212.4 million from GMO's credit facilities.  See Notes 5 and 10 to the consolidated financial statements for more information regarding the receivable sale agreements and revolving credit facilities, respectively. Generally, Great Plains Energy uses these liquid resources to meet its day-to-day cash flow requirements, and from time to time issues equity and/or long-term debt to repay short-term debt or increase cash balances.
The $1.1 billion of cash and cash equivalents on hand at March 31, 2018, is primarily the result of Great Plains Energy's common stock offering in October 2016, the proceeds of which were to be used to fund a portion of the cash consideration for the acquisition of Westar under the Original Merger Agreement. Great Plains Energy also expects to receive $140.6 million in proceeds from its deal contingent interest rate swaps upon the closing of the anticipated merger with Westar. Under the Amended Merger Agreement, Great Plains Energy is required to have not less than $1.25 billion in cash and cash equivalents on its balance sheet at the closing of the anticipated merger with Westar. It is expected that this excess cash will be returned to shareholders of the combined company through the repurchase of common stock over time after the closing of the anticipated merger.
Great Plains Energy intends to meet day-to-day cash flow requirements including interest payments, retirement of maturing debt, construction requirements, dividends and pension benefit plan funding requirements with a combination of internally generated funds and proceeds from short-term debt. Great Plains Energy's intention to meet a portion of these requirements with internally generated funds may be impacted by the effect of inflation on operating expenses, the level of MWh sales, regulatory actions, compliance with environmental regulations and the availability of generating units.  Great Plains Energy does not anticipate issuing equity, equity-linked securities and/or long-term debt to meet cash needs prior to the closing of the anticipated merger with Westar.
Cash Flows from Operating Activities
Great Plains Energy generated positive cash flows from operating activities for the periods presented. The $25.9 million increase in cash flows from operating activities for Great Plains Energy for the three months ended March 31, 2018, compared to the same period in 2017 was primarily due to a $44.6 million increase in net income partially offset by a $28.9 million decrease in working capital. The changes in working capital are detailed in Note 4 to the consolidated financial statements. The individual components of working capital vary with normal business cycles and operations.
Cash Flows from Investing Activities
Great Plains Energy's cash used for investing activities varies with the timing of utility capital expenditures and purchases of investments and nonutility property.
Great Plains Energy's cash flows from investing activities decreased $1.0 billion for the three months ended March 31, 2018, compared to the same period in 2017 due to $1.0 billion of proceeds from the maturity of a time deposit in 2017. Great Plains Energy had purchased the $1.0 billion time deposit in 2016 with a portion of the proceeds from its October 2016 common stock and depositary share offerings.

Cash Flows from Financing Activities
Great Plains Energy's cash flows from financing activities decreased $4.3 billion for the three months ended March 31, 2018, compared to the same period in 2017 driven by proceeds from Great Plains Energy's March 2017 issuance of $4.3 billion senior notes.

Financing Authorization
Under stipulations with the MPSC and KCC, Great Plains Energy and KCP&L maintain common equity at not less than 30% and 35%, respectively, of total capitalization (including only the amount of short-term debt in excess of the amount of construction work in progress).
KCP&L's long-term financing activities are subject to the authorization of the MPSC.  In February 2018, the MPSC authorized KCP&L to issue up to $750.0 million of long-term debt through September 30, 2019. At March 31, 2018, KCP&L had utilized $300.0 million of this authorization.
KCP&L's and GMO's short-term financing activities are subject to the authorization of FERC. In November 2016, FERC authorized KCP&L to have outstanding at any one time up to a total of $1.0 billion in short-term debt instruments through December 2018. At March 31, 2018, there was $711.7 million available under this authorization. In December 2017, FERC authorized GMO to have outstanding at any one time up to a total of $750.0 million in short-term debt instruments through March 2020. At March 31, 2018, there was $514.5 million available under this authorization.
KCP&L and GMO are also authorized by FERC to participate in the Great Plains Energy money pool, an internal financing arrangement in which funds may be lent on a short-term basis to KCP&L and GMO.  At March 31, 2018, there were no outstanding payables under the money pool.
Significant Financing Activities
Great Plains Energy
Great Plains Energy had a shelf registration statement that expired in March 2018. Great Plains Energy does not expect to replace this shelf registration statement prior to the closing of the anticipated merger with Westar.

KCP&L
KCP&L has an effective shelf registration statement providing for the sale of $1.1 billion in aggregate principal amount of notes and mortgage bonds which expires in April 2021.

In March 2018, KCP&L issued, at a discount, $300.0 million of 4.20% unsecured Senior Notes, maturing in 2048. KCP&L also repaid its $350.0 million of 6.375% unsecured Senior Notes at maturity in March 2018.
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
For the three months ended March 31, 2018, the Company contributed $13.7 million to the pension plans and expects to contribute an additional $70.3 million in 2018 to satisfy ERISA funding requirements and the MPSC and KCC rate orders, the majority of which is expected to be paid by KCP&L.

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
KANSAS CITY POWER & LIGHT COMPANY
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
The following table summarizes KCP&L's consolidated comparative results of operations.

Three Months Ended March 31	2018	2017
	(millions)
Operating revenues	$397.1	$395.9
Fuel and purchased power	(101.8)	(78.9)
Transmission	(15.7)	(14.3)
Other operating expenses	(150.2)	(164.5)
Costs to achieve the anticipated merger with Westar	(1.5)	(7.9)
Depreciation and amortization	(66.9)	(65.3)
Operating income	61.0	65.0
Non-operating income and expenses	(4.3)	(6.4)
Interest charges	(33.0)	(35.6)
Income tax expense	(3.5)	(8.8)
Net income	$20.2	$14.2
Reconciliation of gross margin to operating revenues:
Operating revenues	$397.1	$395.9
Fuel and purchased power	(101.8)	(78.9)
Transmission	(15.7)	(14.3)
Gross margin (a)	$279.6	$302.7

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.
KCP&L Gross Margin and MWh Sales
The following table summarizes KCP&L's gross margin and MWhs sold.

	Revenues and Costs		%	MWhs Sold		%
Three Months Ended March 31	2018	2017	Change	2018	2017	Change
Retail revenues	(millions)			(thousands)
Residential	$154.9	$141.5	9	1,346	1,190	13
Commercial	181.8	181.4	—	1,859	1,784	4
Industrial	32.2	32.9	(2)	410	421	(3)
Other retail revenues	2.7	2.7	(2)	19	19	1
Total electric retail	371.6	358.5	4	3,634	3,414	6
Wholesale revenues	3.1	23.5	(87)	1,380	1,884	(27)
Other revenues	22.4	13.9	60	N/A	N/A	N/A
Operating revenues	397.1	395.9	—	5,014	5,298	(5)
Fuel and purchased power	(101.8)	(78.9)	29
Transmission	(15.7)	(14.3)	9
Gross margin (a)	$279.6	$302.7	(8)

(a)	Gross margin is a non-GAAP financial measure. See explanation of gross margin under Great Plains Energy's Results of Operations.

KCP&L's gross margin decreased $23.1 million for the three months ending March 31, 2018, compared to the same period in 2017 primarily driven by:

•
a $15.2 million decrease due to a provision for rate refund in 2018 at KCP&L for Missouri and Kansas customers for the difference in federal income taxes collected in current rates at 35% and the new federal corporate income tax rate of 21% effective in January 2018 as a result of the Tax Cuts and Jobs Act;

•
$16.0 million of sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of the Company's adoption of ASC 606, Revenue from Contracts with Customers, these items are now presented net in revenue in 2018;

•	a $1.0 million decrease for recovery of program costs for energy efficiency programs under MEEIA, which have a direct offset in utility operating and maintenance expense;

•	an estimated $10 million increase due to colder weather driven by a 27% increase in heating degree days in the first quarter of 2018; and

•	an estimated $2 million increase due to weather-normalized retail demand.
KCP&L Other Operating Expenses (including utility operating and maintenance expenses, general taxes and other)
KCP&L's other operating expenses decreased $14.3 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by:

•
a $15.6 million decrease in general taxes primarily due to sales taxes and franchise fees collected from KCP&L Missouri customers in 2017, which as part of the Company's adoption of ASC 606, Revenue from Contracts with Customers, these items are now presented net in revenue in 2018;

•	a $1.0 million decrease in program costs for energy efficiency programs under MEEIA, which have a direct offset in revenue; and

•	a $1.9 million increase in plant operating and maintenance expense at coal units, primarily due to outages.
KCP&L Costs to Achieve the Anticipated Merger with Westar
KCP&L's costs to achieve the anticipated merger with Westar decreased $6.4 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a $3.6 million decrease in consulting fees and a $2.6 million decrease in certain severance expenses related to the anticipated merger with Westar.
KCP&L Interest Charges
KCP&L's interest charges decreased $2.6 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to the repayment of $350.0 million of 6.375% unsecured Senior Notes at maturity in March 2018.
KCP&L Income Tax Expense
KCP&L's income tax expense decreased $5.3 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily driven by a $4.9 million decrease in income tax expense related to the enactment of the Tax Cuts and Jobs Act consisting of:

•	a $3.1 million decrease in income tax expense as a result of the decrease in the federal statutory income tax rate in 2018; and

•
a $1.8 million decrease in income tax expense due to an increase in flow-through items primarily consisting of amortization of regulatory liabilities for excess deferred income taxes generated as a result of the enactment of the Tax Cuts and Jobs Act in December 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Great Plains Energy and KCP&L are exposed to market risks associated with commodity price and supply, interest rates and equity prices.  Market risks are handled in accordance with established policies, which may include entering into various derivative transactions.  In the normal course of business, Great Plains Energy and KCP&L also face risks that are either non-financial or non-quantifiable.  Such risks principally include business, legal, compliance, operational and credit risks and are discussed elsewhere in this document as well as in the 2017 Form 10-K and therefore are not represented here.
Great Plains Energy's and KCP&L's interim period disclosures about market risk included in quarterly reports on Form 10-Q address material changes, if any, from the most recently filed annual report on Form 10-K.  Therefore, these interim period disclosures should be read in connection with Item 7A Quantitative and Qualitative Disclosures About Market Risk included in the 2017 Form 10-K of each of Great Plains Energy and KCP&L, incorporated herein by reference.
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
Changes in Internal Control Over Financial Reporting
There has been no change in Great Plains Energy's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
There has been no change in KCP&L's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarterly period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
Other Proceedings
The Companies are parties to various lawsuits and regulatory proceedings in the ordinary course of their respective businesses.  For information regarding material lawsuits and proceedings, see Notes 3, 7 and 12 to the consolidated financial statements.  Such information is incorporated herein by reference.
ITEM 1A. RISK FACTORS
Actual results in future periods for Great Plains Energy and KCP&L could differ materially from historical results and the forward-looking statements contained in this report. The Companies' business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond their control. Additional risks and uncertainties not presently known or that the Companies' management currently believes to be immaterial may also adversely affect the Companies. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A Risk Factors included in the 2017 Form 10-K for each of Great Plains Energy and KCP&L. There have been no material changes with regards to those risk factors. This information, as well as the other information included in this report and in the other documents filed with the SEC, should be carefully considered before making an investment in the securities of Great Plains Energy or KCP&L. Risk factors of KCP&L are also risk factors of Great Plains Energy.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
The following table provides information regarding purchases by Great Plains Energy of its equity securities that are registered pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2018.

Issuer Purchases of Equity Securities
Month	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	3,871	$30.96	—	N/A
February 1 - 28	1,580	30.14	—	N/A
March 1 - 31	19,041	30.64	—	N/A
Total	24,492	$30.66	—	N/A
(a) Represents open market purchases for Great Plains Energy's Dividend Reinvestment and Direct Stock Purchase Plan and defined contribution savings plan (401(k)).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number		Description of Document	Registrant

4.1	*	Supplemental Indenture No. 7 dated as of March 1, 2018 between KCP&L and The Bank of New York Mellon Trust Company, N.A., as trustee (Exhibit 4.1 to Form 8-K filed on March 1, 2018).	Great Plains Energy KCP&L

10.1	+	Form of 2018 three-year Performance Share Agreement.	Great Plains Energy KCP&L

10.2	+	Form of 2018 Restricted Stock Agreement.	Great Plains Energy KCP&L

10.3	+	Great Plains Energy Incorporated Long-Term Incentive Plan Awards Standards and Performance Criteria Effective as of January 1, 2018.	Great Plains Energy KCP&L

10.4	+	Great Plains Energy Incorporated, Kansas City Power & Light Company and KCP&L Greater Missouri Operations Company Annual Incentive Plan amended effective as of January 1, 2018.	Great Plains Energy KCP&L

10.5
Limited Consent and Fourth Amendment to the Credit Agreement, dated as of March 26, 2018, among Great Plains Energy Incorporated, Certain Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Great Plains Energy

10.6
Limited Consent and Third Amendment to the Credit Agreement, dated as of March 26, 2018, among Kansas City Power & Light Company, Certain Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Great Plains Energy KCP&L

10.7
Limited Consent and Third Amendment to Credit Agreement, dated as of March 26, 2018, among KCP&L Greater Missouri Operations Company, Certain Lenders, and Wells Fargo Bank, National Association, as Administrative Agent.
Great Plains Energy

10.8
Fifth Amendment dated as of April 6, 2018 to the Receivables Sales Agreement dated as of May 31, 2012, among GMO Receivables Company, as the Seller, KCP&L Greater Missouri Operations Company, as the Initial Collection Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Agent and Victory Receivables Corporation, as the Purchaser.

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

GREAT PLAINS ENERGY INCORPORATED

Dated:	May 2, 2018	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 2, 2018	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)

KANSAS CITY POWER & LIGHT COMPANY

Dated:	May 2, 2018	By: /s/ Terry Bassham
(Terry Bassham)
(Chief Executive Officer)

Dated:	May 2, 2018	By: /s/ Steven P. Busser
(Steven P. Busser)
(Principal Accounting Officer)